Form 10-Q
period 2016-09-30
WELLS FARGO & COMPANY/MN
filed 2016-11-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 25, 2016
Common stock, $1-2/3 par value	5,022,303,027

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2016 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2016	Jun 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	% Change
For the Period
Wells Fargo net income	$5,644	5,558	5,796	2%	(3)	$16,664	17,319	(4)%
Wells Fargo net income applicable to common stock	5,243	5,173	5,443	1	(4)	15,501	16,267	(5)
Diluted earnings per common share	1.03	1.01	1.05	2	(2)	3.03	3.12	(3)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.17%	1.20	1.32	(3)	(11)	1.19%	1.34	(11)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	11.60	11.70	12.62	(1)	(8)	11.68	12.83	(9)
Return on average tangible common equity (ROTCE) (1)	13.96	14.15	15.19	(1)	(8)	14.08	15.46	(9)
Efficiency ratio (2)	59.4	58.1	56.7	2	5	58.7	58.0	1
Total revenue	$22,328	22,162	21,875	1	2	$66,685	64,471	3
Pre-tax pre-provision profit (PTPP) (3)	9,060	9,296	9,476	(3)	(4)	27,523	27,096	2
Dividends declared per common share	0.380	0.380	0.375	—	1	1.135	1.100	3
Average common shares outstanding	5,043.4	5,066.9	5,125.8	—	(2)	5,061.9	5,145.9	(2)
Diluted average common shares outstanding	5,094.6	5,118.1	5,193.8	—	(2)	5,118.2	5,220.3	(2)
Average loans	$957,484	950,751	895,095	1	7	$945,197	876,384	8
Average assets	1,914,586	1,862,084	1,746,402	3	10	1,865,694	1,727,967	8
Average total deposits	1,261,527	1,236,658	1,198,874	2	5	1,239,287	1,186,412	4
Average consumer and small business banking deposits (4)	739,066	726,359	683,245	2	8	726,798	674,741	8
Net interest margin	2.82%	2.86	2.96	(1)	(5)	2.86%	2.96	(3)
At Period End
Investment securities	$390,832	353,426	345,074	11	13	$390,832	345,074	13
Loans	961,326	957,157	903,233	—	6	961,326	903,233	6
Allowance for loan losses	11,583	11,664	11,659	(1)	(1)	11,583	11,659	(1)
Goodwill	26,688	26,963	25,684	(1)	4	26,688	25,684	4
Assets	1,942,124	1,889,235	1,751,265	3	11	1,942,124	1,751,265	11
Deposits	1,275,894	1,245,473	1,202,179	2	6	1,275,894	1,202,179	6
Common stockholders' equity	179,916	178,633	172,089	1	5	179,916	172,089	5
Wells Fargo stockholders' equity	203,028	201,745	193,051	1	5	203,028	193,051	5
Total equity	203,958	202,661	194,043	1	5	203,958	194,043	5
Tangible common equity (1)	149,829	148,110	143,352	1	5	149,829	143,352	5
Capital ratios (5)(6):
Total equity to assets	10.50%	10.73	11.08	(2)	(5)	10.50%	11.08	(5)
Risk-based capital:
Common Equity Tier 1	10.93	10.82	10.87	1	1	10.93	10.87	1
Tier 1 capital	12.60	12.50	12.42	1	1	12.60	12.42	1
Total capital	15.40	15.14	14.86	2	4	15.40	14.86	4
Tier 1 leverage	9.11	9.25	9.51	(2)	(4)	9.11	9.51	(4)
Common shares outstanding	5,023.9	5,048.5	5,108.5	—	(2)	5,023.9	5,108.5	(2)
Book value per common share (7)	$35.81	35.38	33.69	1	6	$35.81	33.69	6
Tangible book value per common share (1) (7)	29.82	29.34	28.06	2	6	29.82	28.06	6
Common stock price:
High	51.00	51.41	58.77	(1)	(13)	53.27	58.77	(9)
Low	44.10	44.50	47.75	(1)	(8)	44.10	47.75	(8)
Period end	44.28	47.33	51.35	(6)	(14)	44.28	51.35	(14)
Team members (active, full-time equivalent)	268,800	267,900	265,200	—	1	268,800	265,200	1

(1)
Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity investments but excluding mortgage servicing rights), net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company's use of equity. For additional information, including a corresponding reconciliation to GAAP financial measures, see the "Capital Management – Tangible Common Equity" section in this Report.

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

(5)
The risk-based capital ratios presented at September 30 and June 30, 2016, and September 30, 2015 were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. Accordingly, the total capital ratio was calculated under the Advanced Approach and the other ratios were calculated under the Standardized Approach, for each of the periods, respectively.

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.9 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,600 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 42 countries and territories to support customers who conduct business in the global economy. With approximately 269,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 27 on Fortune’s 2016 rankings of America’s largest corporations. We ranked third in assets and second in the market value of our common stock among all U.S. banks at September 30, 2016.
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

Sales Practices Matters
On September 8, 2016, we announced settlements with the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC) and the Office of the Los Angeles City Attorney regarding allegations that some of our retail customers received products and services they did not request. The amount of the settlements, which was fully accrued for as of June 30, 2016, totaled $185 million, plus $5 million in customer remediation. Our commitment to addressing the concerns raised by these settlements has included:

•	The Independent Directors of the Board have retained the law firm of Shearman & Sterling LLP to assist in its investigation into the Company's retail banking sales practices and related matters.

•
An extensive review was performed by an independent consulting firm going back to 2011, which was completed prior to these settlements. This review was conducted to identify financial harm stemming from potentially unauthorized accounts. The review identified approximately 2.1 million potentially unauthorized consumer and small business accounts, including 623,000 consumer and small business unsecured credit card accounts. As a result of this review, $2.6 million has been refunded to customers for any fees associated with the potentially unauthorized accounts. Since the announcement of the settlements, the review has been voluntarily expanded to include 2009 and 2010.

•	Changes in senior management:

◦
John Stumpf retired and has been replaced by Tim Sloan as CEO and Stephen Sanger, an independent member of the Board, as Chairman. Consistent with his recommendation, Mr. Stumpf forfeited unvested equity awards valued at approximately $41 million.

◦
Carrie Tolstedt left the Company and has been replaced by Mary Mack as head of Community Banking. Ms. Tolstedt forfeited unvested equity awards valued at approximately $19 million, will not receive severance or retirement enhancements in connection with her separation from the Company, and has agreed not to exercise vested options during the investigation by the Independent Directors of the Board.

◦	Neither executive will receive a bonus for 2016.

•
Eliminated product sales goals for retail banking team members. Implemented interim incentive-based compensation plans in retail banking for fourth quarter 2016. Management continues to review incentive-based compensation practices in retail banking.

•
Implemented procedures to send retail banking customers a confirmation email approximately an hour after opening a checking or savings account and an acknowledgment letter after submitting a credit card application.

•
Attempting to contact all retail and small business deposit customers across the country, including those who have already received refunded fees, to invite them to review their accounts with their banker. Also contacting credit card customers identified as possibly having unauthorized accounts to confirm whether they need or want their credit card.

•	Investments in enhanced team member training and monitoring and controls have been made, including reinforcement of our Code of Ethics and Business Conduct and our EthicsLine.

•	Evaluation of potential credit score and related impacts to customers to develop a plan for regulatory approval.

•	Expanding branch-based customer experience surveys and instituted mystery shopper program.

As we move forward we have a specific action plan in place that is focused on outreach to everyone who has been affected by retail banking sales practices including our community, our customers, our regulators, our team members and our investors. For additional information regarding sales practices matters, including related legal matters, see the "Earnings Performance – Operating Segment Results – Cross-sell" and “Risk Factors” sections and Note 11 (Legal Actions) to Financial Statements in this Report.

Financial Performance
Wells Fargo net income was $5.6 billion in third quarter 2016 with diluted earnings per common share (EPS) of $1.03, compared with $5.8 billion and $1.05, respectively, a year ago. We have now generated quarterly earnings of more than $5 billion for 16 consecutive quarters, which reflected the ability of our diversified business model and risk discipline to generate consistent financial performance during a period that included persistent low interest rates, market volatility and economic uncertainty. We remain focused on meeting the financial needs of our customers and on investing in our businesses so we may continue to meet the evolving needs of our customers in the future.
Compared with a year ago:

•	revenue was $22.3 billion, up 2%, with growth in net interest income despite equity investment gains being at a five quarter low and $780 million lower than a year ago;

•	noninterest expense increased driven by higher personnel expenses and higher operating lease expense due to the GE Capital business acquisitions;

•	our investment securities reached a record $390.8 billion, an increase of $45.8 billion, or 13%;

•	our total loans reached a high of $961.3 billion, an increase of $58.1 billion, or 6%;

•
our deposit franchise generated strong customer and balance growth, with total deposits reaching a record $1.28 trillion, up $73.7 billion, or 6%, and we grew the number of primary consumer checking customers by 4.7% (August 2016 compared with August 2015); and

•	our solid capital position enabled us to return $3.2 billion to shareholders through common stock dividends and net share repurchases, the fifth consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Our balance sheet maintained its strength in third quarter 2016 as we increased our liquidity position, generated loan, investment securities and deposit growth, experienced solid credit quality and maintained strong capital levels. We have been able to grow our loans on a year-over-year basis for 21 consecutive quarters (for the past 18 quarters year-over-year loan growth has been 3% or greater). Our loan portfolio increased $44.8 billion from December 31, 2015, predominantly due to growth in commercial and industrial, real estate mortgage, real estate construction and lease financing loans within the commercial loan portfolio segment, which included $26.5 billion of commercial and industrial loans and capital leases acquired from GE Capital in the first nine months of 2016.
With the expectation of interest rates remaining lower for a longer period, we grew our investment securities portfolio by $43.3 billion, or 12%, from December 31, 2015, with approximately $57 billion of gross purchases during third quarter 2016, compared with last year's average of $26 billion per quarter. The amount of investment securities purchased was higher than in prior quarters due to the fact that we did not add duration in the loan portfolio with interest rate swaps, as we had in prior quarters.
Our funding sources grew in third quarter 2016 with long-term debt up $55.3 billion from December 31, 2015, on $19.7 billion of issuances in third quarter 2016, including $9.2 billion that we anticipate will be Total Loss Absorbing Capacity (TLAC) eligible. Deposit growth continued in the first nine months of 2016 with period-end deposits up $52.6 billion, or 4%, from December 31, 2015. Our average deposit cost in third quarter 2016 was 11 basis points, up 3 basis points from a year ago, which reflected an increase in deposit pricing for certain wholesale banking customers. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 4.7% (August 2016 compared with August 2015).

Credit Quality
Solid overall credit results continued in third quarter 2016 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $805 million, or 0.33% (annualized) of average loans, in third quarter 2016, compared with $703 million a year ago (0.31%). The increase in net charge-offs in third quarter 2016, compared with a year ago, was predominantly due to continued challenges in the oil and gas portfolio. However, our total oil and gas loan exposure, which includes unfunded commitments and loans outstanding, was down 10% from a year ago.
Our commercial portfolio net charge-offs were $215 million, or 17 basis points of average commercial loans, in third quarter 2016, compared with net charge-offs of $94 million, or 8 basis points, a year ago. Net consumer credit losses declined to 51 basis points of average consumer loans in third quarter 2016 from 53 basis points in third quarter 2015. Our commercial real estate portfolios were in a net recovery position for the 15th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $82 million from a year ago, down 54%. The lower consumer loss levels reflected the benefit of the continued improvement in the housing market and our continued focus on originating high quality loans. Approximately 72% of the consumer first mortgage portfolio was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of September 30, 2016, increased $132 million compared with a year ago. The allowance coverage for total loans was 1.32% at September 30, 2016, compared with 1.39% a year ago. The allowance covered 4.0 times annualized third quarter net charge-offs, compared with 4.5 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $805 million in third quarter 2016, up from $703 million a year ago, reflecting losses in the oil and gas portfolio and the loan growth mentioned above.
Nonperforming assets decreased $1.1 billion, or 8%, from June 30, 2016 with improvement across our consumer and

Overview (continued)

commercial portfolios and lower foreclosed assets. Nonperforming assets were only 1.25% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $977 million from the prior quarter primarily due to a $732 million decrease in consumer nonaccruals. In addition, foreclosed assets were down $97 million from the prior quarter.
During the first week of October 2016, Hurricane Matthew caused destruction along the coasts of Florida, Georgia, South Carolina and North Carolina and resulted in, among other things, property damage for our customers and the closing of many businesses. We are currently assessing the impact to our customers and our business as a result of Hurricane Matthew. The financial impact to us is expected to primarily relate to our consumer real estate, commercial real estate and auto loan portfolios and will depend on a number of factors, including the types of loans most affected by the hurricane, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished.

Capital
Our financial performance in third quarter 2016 resulted in strong capital generation, which increased total equity to a record $204.0 billion at September 30, 2016, up $1.3 billion from the prior quarter. We returned $3.2 billion to shareholders in third quarter 2016 through common stock dividends and net share repurchases and our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 61%, compared with 62% in the prior quarter, and within our targeted range of 55-75%. We continued to reduce our common share count through the repurchase of 38.3 million common shares in the quarter. We also entered into a $750 million forward repurchase contract with an unrelated third party in October 2016 that is expected to settle in first quarter 2017 for approximately 17 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2016.
We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which was 10.71% at September 30, 2016. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for third quarter 2016 was $5.6 billion ($1.03 diluted earnings per common share), compared with $5.8 billion ($1.05 diluted per share) for third quarter 2015. Net income for the first nine months of 2016 was $16.7 billion ($3.03), compared with $17.3 billion ($3.12) for the same period a year ago. Our third quarter and first nine months of 2016 earnings reflected continued execution of our business strategy as we continued to satisfy our customers' financial needs. We generated revenue growth across many of our businesses and grew loans and deposits. Our financial performance in the first nine months of 2016, compared with the same period a year ago, benefited from a $1.6 billion increase in net interest income, which was offset by a $1.4 billion increase in our provision for credit losses and a $1.8 billion increase in noninterest expense. The key drivers of our financial performance in the third quarter and first nine months of 2016 were balanced net interest income and noninterest income, diversified sources of fee income, and a diversified and growing loan portfolio.
Revenue, the sum of net interest income and noninterest income, was $22.3 billion in third quarter 2016, compared with $21.9 billion in third quarter 2015. Revenue for the first nine months of 2016 was $66.7 billion, up 3% from the first nine months of 2015. The increase in revenue for the third quarter and first nine months of 2016, compared with the same periods in 2015, was largely due to an increase in net interest income, reflecting increases in interest income from loans and trading assets, partially offset by higher long-term debt and deposit interest expense. In the third quarter and first nine months of 2016, net interest income represented 54% and 53% of revenue, respectively, compared with 52% for both periods in 2015.
Noninterest income was $10.38 billion and $31.33 billion in the third quarter and first nine months of 2016, representing 46% and 47% of revenue, respectively, compared with $10.42 billion (48%) and $30.76 billion (48%) in the third quarter and first nine months of 2015. Noninterest income in third quarter 2016 decreased $42 million, compared with the same period in 2015, predominantly due to lower net gains on equity investments and insurance, partially offset by an increase in net gains from trading activities and lease income. Noninterest income for the first nine months of 2016, compared with the same period in 2015, reflected an increase in lease income related to the GE Capital business acquisitions, gains from the sale of our crop insurance and health benefit services businesses, and hedge ineffectiveness income, primarily on our long-term debt hedges, partially offset by lower trust and investment fees, and net gains on equity investments.
Noninterest expense was $13.3 billion and $39.2 billion in the third quarter and first nine months of 2016, respectively, compared with $12.4 billion and $37.4 billion for the same periods in 2015. The increase in noninterest expense for the third quarter and first nine months of 2016, compared with the same periods in 2015, was predominantly due to higher personnel expenses, operating lease expense, FDIC and other deposit assessments, and outside professional services and contract services, as well as increased operating losses, reflecting higher litigation accruals, partially offset by lower foreclosed assets expense, insurance and outside data processing. Noninterest expense as a percentage of revenue (efficiency ratio) was 59.4% in third quarter 2016 (58.7% in the first nine months of 2016), compared with 56.7% in third quarter 2015 (58.0% in the first nine months of 2015).
During first quarter 2016, we closed substantially all of the acquisition of certain commercial lending businesses and assets from GE Capital. A portion of the assets were acquired in January 2016 with additional assets acquired in March 2016. In third quarter 2016, we closed the acquisition of the Asia, Australia, and New Zealand segments of GE Capital’s Commercial Distribution Finance business. In October 2016, the final phase of our GE Capital business acquisitions was completed when we closed the acquisition of the Europe, Middle East, and Africa segments of the GE Capital Commercial Distribution Finance business.

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
While the Company believes that it has the ability to increase net interest income over time, net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, some variable sources of interest income, such as resolutions from purchased credit-impaired (PCI) loans, loan fees and collection of interest on nonaccrual loans, can vary from period to period. Net interest income and net interest margin growth has been challenged during the prolonged low interest rate environment as higher yielding loans and securities have run off and been replaced with lower yielding assets.
Net interest income on a taxable-equivalent basis was $12.3 billion and $36.3 billion in the third quarter and first nine months of 2016, respectively, compared with $11.7 billion and $34.5 billion for the same periods a year ago. The net interest margin was 2.82% and 2.86% for the third quarter and first nine months of 2016, down from 2.96% for both the third quarter and first nine months of 2015. The increase in net interest income in the third quarter and first nine months of 2016 from the same periods a year ago resulted from an increase in interest income, partially offset by an increase in funding interest expense. The increase in interest income was driven by growth in commercial and consumer loans, including the GE Capital business acquisitions that closed in 2016, growth in investment securities, increased trading income and higher short-term interest rates. Funding interest expense increased in the third quarter and first nine months of 2016, compared with the same periods a year ago, primarily due to growth and repricing of long-term debt. Deposit interest expense was also higher, predominantly due to an increase in wholesale pricing resulting from higher short-term interest rates.
The decline in net interest margin in the third quarter and first nine months of 2016, compared with the same periods a year ago, was primarily due to deposit growth and higher long-term debt balances, including debt issued to fund the GE Capital business acquisitions. As a result of growth in funding balances, net interest margin was diluted by an increase in cash, federal funds sold, and other short-term investments, which was partially offset by growth in loans, trading, and the benefit of higher short-term interest rates.

Earnings Performance (continued)

Average earning assets increased $158.4 billion and $135.5 billion in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago, as average loans increased $62.4 billion in the third quarter and $68.8 billion in the first nine months of 2016, average investment securities increased $24.2 billion in the third quarter and $21.5 billion in the first nine months of 2016, and average trading assets increased $21.6 billion in the third quarter and $17.6 billion in the first nine months of 2016, compared with the same periods a year ago. In addition, average federal funds sold and other short-term investments increased $49.2 billion and $28.4 billion in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.26 trillion increased in third quarter 2016 ($1.24 trillion in the first nine months of 2016), compared with $1.20 trillion in third quarter 2015 ($1.19 trillion in the first nine months of 2015), and represented 132% of average loans in third quarter 2016 (131% in the first nine months of 2016), compared with 134% and 135% for the same periods a year ago. Average deposits decreased to 73% of average earning assets in both the third quarter and first nine months of 2016, compared with 76% for the same periods a year ago as the growth in total loans outpaced deposit growth.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2016			2015
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$299,351	0.50%	$373	250,104	0.26%	$167
Trading assets	88,838	2.72	605	67,223	2.93	492
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	25,817	1.52	99	35,709	1.59	143
Securities of U.S. states and political subdivisions	55,170	4.28	590	48,238	4.22	510
Mortgage-backed securities:
Federal agencies	105,780	2.39	631	98,459	2.70	665
Residential and commercial	18,080	5.54	250	21,876	5.84	319
Total mortgage-backed securities	123,860	2.85	881	120,335	3.27	984
Other debt and equity securities	54,176	3.37	459	50,371	3.40	430
Total available-for-sale securities	259,023	3.13	2,029	254,653	3.24	2,067
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,678	2.19	246	44,649	2.18	245
Securities of U.S. states and political subdivisions	2,507	5.24	33	2,151	5.17	28
Federal agency and other mortgage-backed securities	47,971	1.97	236	27,079	2.38	161
Other debt securities	3,909	1.98	19	5,371	1.75	24
Total held-to-maturity securities	99,065	2.15	534	79,250	2.30	458
Total investment securities	358,088	2.86	2,563	333,903	3.02	2,525
Mortgages held for sale (4)	24,060	3.44	207	24,159	3.69	223
Loans held for sale (4)	199	3.04	2	568	2.57	4
Loans:
Commercial:
Commercial and industrial – U.S.	271,226	3.48	2,369	241,409	3.30	2,005
Commercial and industrial – Non U.S.	51,261	2.40	309	45,923	1.83	212
Real estate mortgage	128,809	3.48	1,127	120,983	3.31	1,009
Real estate construction	23,212	3.50	205	21,626	3.39	184
Lease financing	18,896	4.70	223	12,282	4.18	129
Total commercial	493,404	3.42	4,233	442,223	3.18	3,539
Consumer:
Real estate 1-4 family first mortgage	278,509	3.97	2,764	269,437	4.10	2,762
Real estate 1-4 family junior lien mortgage	48,927	4.37	537	55,298	4.22	588
Credit card	34,578	11.60	1,008	31,649	11.73	936
Automobile	62,461	5.60	880	58,534	5.80	855
Other revolving credit and installment	39,605	5.92	590	37,954	5.84	559
Total consumer	464,080	4.97	5,779	452,872	5.01	5,700
Total loans (4)	957,484	4.17	10,012	895,095	4.11	9,239
Other	6,488	2.30	36	5,028	5.11	64
Total earning assets	$1,734,508	3.17%	$13,798	1,576,080	3.21%	$12,714
Funding sources
Deposits:
Interest-bearing checking	$44,056	0.15%	$17	37,783	0.05%	$5
Market rate and other savings	667,185	0.07	110	628,119	0.06	90
Savings certificates	25,185	0.30	19	30,897	0.58	44
Other time deposits	54,921	0.93	128	48,676	0.46	57
Deposits in foreign offices	107,072	0.30	82	111,521	0.13	36
Total interest-bearing deposits	898,419	0.16	356	856,996	0.11	232
Short-term borrowings	116,228	0.29	86	90,357	0.06	13
Long-term debt	252,400	1.59	1,006	180,569	1.45	655
Other liabilities	16,771	2.11	88	16,435	2.13	89
Total interest-bearing liabilities	1,283,818	0.48	1,536	1,144,357	0.34	989
Portion of noninterest-bearing funding sources	450,690	—	—	431,723	—	—
Total funding sources	$1,734,508	0.35	1,536	1,576,080	0.25	989
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.82%	$12,262		2.96%	$11,725
Noninterest-earning assets
Cash and due from banks	$18,682			16,979
Goodwill	26,979			25,703
Other	134,417			127,640
Total noninterest-earning assets	$180,078			170,322
Noninterest-bearing funding sources
Deposits	$363,108			341,878
Other liabilities	63,777			67,964
Total equity	203,883			192,203
Noninterest-bearing funding sources used to fund earning assets	(450,690)			(431,723)
Net noninterest-bearing funding sources	$180,078			170,322
Total assets	$1,914,586			1,746,402

(1)
Our average prime rate was 3.50% and 3.25% both for the quarters ended September 30, 2016 and 2015, and for the first nine months of 2016 and 2015, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 0.79% and 0.31% for the quarters ended September 30, 2016 and 2015, respectively, and 0.69% and 0.28% for the first nine months of 2016 and 2015, respectively.

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

(5)
Includes taxable-equivalent adjustments of $310 million and $268 million for the quarters ended September 30, 2016 and 2015, respectively, and $909 million and $780 million for the first nine months of 2016 and 2015, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Nine months ended September 30,
			2016			2015
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$292,635	0.49%	$1,076	264,218	0.27%	$543
Trading assets	83,580	2.86	1,792	65,954	2.91	1,437
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	30,588	1.56	358	31,242	1.57	368
Securities of U.S. states and political subdivisions	52,637	4.25	1,678	46,765	4.18	1,468
Mortgage-backed securities:
Federal agencies	98,099	2.57	1,889	99,523	2.71	2,021
Residential and commercial	19,488	5.39	787	22,823	5.80	992
Total mortgage-backed securities	117,587	3.03	2,676	122,346	3.28	3,013
Other debt and equity securities	53,680	3.36	1,349	48,758	3.44	1,257
Total available-for-sale securities	254,492	3.18	6,061	249,111	3.27	6,106
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,671	2.19	733	44,010	2.19	722
Securities of U.S. states and political subdivisions	2,274	5.34	91	2,064	5.16	80
Federal agency and other mortgage-backed securities	37,087	2.08	577	19,871	2.14	319
Other debt securities	4,193	1.94	61	6,139	1.72	79
Total held-to-maturity securities	88,225	2.21	1,462	72,084	2.22	1,200
Total investment securities	342,717	2.93	7,523	321,195	3.03	7,306
Mortgages held for sale (4)	20,702	3.53	549	22,416	3.62	609
Loans held for sale (4)	240	3.71	7	644	2.93	14
Loans:
Commercial:
Commercial and industrial – U.S.	266,622	3.44	6,874	233,598	3.31	5,788
Commercial and industrial – Non U.S.	50,658	2.29	867	45,373	1.88	638
Real estate mortgage	125,902	3.43	3,236	115,224	3.45	2,972
Real estate construction	22,978	3.53	608	20,637	3.68	567
Lease financing	17,629	4.86	643	12,322	4.77	441
Total commercial	483,789	3.38	12,228	427,154	3.26	10,406
Consumer:
Real estate 1-4 family first mortgage	276,369	4.01	8,311	267,107	4.12	8,243
Real estate 1-4 family junior lien mortgage	50,585	4.38	1,659	57,068	4.24	1,812
Credit card	33,774	11.58	2,927	30,806	11.74	2,704
Automobile	61,246	5.64	2,588	57,180	5.87	2,512
Other revolving credit and installment	39,434	5.94	1,755	37,069	5.91	1,638
Total consumer	461,408	4.99	17,240	449,230	5.03	16,909
Total loans (4)	945,197	4.16	29,468	876,384	4.16	27,315
Other	6,104	2.23	101	4,874	5.21	191
Total earning assets	$1,691,175	3.20%	$40,516	1,555,685	3.21%	$37,415
Funding sources
Deposits:
Interest-bearing checking	$40,858	0.13%	$41	38,491	0.05%	$15
Market rate and other savings	659,257	0.07	327	620,510	0.06	274
Savings certificates	26,432	0.37	73	32,639	0.66	160
Other time deposits	58,087	0.84	364	52,459	0.43	168
Deposits in foreign offices	100,783	0.25	190	107,153	0.13	105
Total interest-bearing deposits	885,417	0.15	995	851,252	0.11	722
Short-term borrowings	111,993	0.28	231	82,258	0.09	52
Long-term debt	235,209	1.57	2,769	183,130	1.37	1,879
Other liabilities	16,534	2.10	260	16,576	2.16	269
Total interest-bearing liabilities	1,249,153	0.45	4,255	1,133,216	0.34	2,922
Portion of noninterest-bearing funding sources	442,022		—	422,469	—	—
Total funding sources	$1,691,175	0.34	4,255	1,555,685	0.25	2,922
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.86%	$36,261		2.96%	$34,493
Noninterest-earning assets
Cash and due from banks	$18,499			17,167
Goodwill	26,696			25,703
Other	129,324			129,412
Total noninterest-earning assets	$174,519			172,282
Noninterest-bearing funding sources
Deposits	$353,870			335,160
Other liabilities	62,169			69,167
Total equity	200,502			190,424
Noninterest-bearing funding sources used to fund earning assets	(442,022)			(422,469)
Net noninterest-bearing funding sources	$174,519			172,282
Total assets	$1,865,694			1,727,967

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Service charges on deposit accounts	$1,370	1,335	3%	$4,015	3,839	5%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,344	2,368	(1)	6,874	7,147	(4)
Trust and investment management	849	843	1	2,499	2,556	(2)
Investment banking	420	359	17	1,172	1,254	(7)
Total trust and investment fees	3,613	3,570	1	10,545	10,957	(4)
Card fees	997	953	5	2,935	2,754	7
Other fees:
Charges and fees on loans	306	307	—	936	920	2
Cash network fees	138	136	1	407	393	4
Commercial real estate brokerage commissions	119	124	(4)	322	394	(18)
Letters of credit fees	81	89	(9)	242	267	(9)
Wire transfer and other remittance fees	103	95	8	296	275	8
All other fees (1)(2)(3)	179	348	(49)	562	1,035	(46)
Total other fees	926	1,099	(16)	2,765	3,284	(16)
Mortgage banking:
Servicing income, net	359	674	(47)	1,569	1,711	(8)
Net gains on mortgage loan origination/sales activities	1,308	915	43	3,110	3,130	(1)
Total mortgage banking	1,667	1,589	5	4,679	4,841	(3)
Insurance	293	376	(22)	1,006	1,267	(21)
Net gains (losses) from trading activities	415	(26)	NM	943	515	83
Net gains on debt securities	106	147	(28)	797	606	32
Net gains from equity investments	140	920	(85)	573	1,807	(68)
Lease income	534	189	183	1,404	476	195
Life insurance investment income	152	150	1	455	440	3
All other (3)	163	116	41	1,216	(28)	NM
Total	$10,376	10,418	—	$31,333	30,758	2
NM- Not meaningful

(1)	Wire transfer and other remittance fees, reflected in all other fees prior to 2016, have been separately disclosed.

(2)	All other fees have been revised to include merchant processing fees for all periods presented.

(3)	Effective fourth quarter 2015, the Company's proportionate share of its merchant services joint venture earnings is included in All other income.

Noninterest income was $10.38 billion and $31.33 billion for the third quarter and first nine months of 2016, respectively, compared with $10.42 billion and $30.76 billion for the same periods a year ago. This income represented 46% and 47% of revenue for the third quarter and first nine months of 2016, respectively, compared with 48% for both the third quarter and first nine months of 2015. The decline in noninterest income in third quarter 2016, compared with the same period a year ago, was due to lower net gains on equity investments and insurance, partially offset by an increase in net gains from trading activities and lease income. The increase in noninterest income for the first nine months of 2016, compared with the same period a year ago, was driven by higher lease income related to the GE Capital business acquisitions, gains from the sale of our crop insurance and health benefit services businesses, and hedge ineffectiveness income primarily on our long-term debt hedges, partially offset by lower trust and investment fees, and net gains on equity investments. Many of our businesses, including consumer and small business deposits, credit and debit cards, capital markets, international, community lending, multi-family capital, corporate trust, equipment finance, and structured real estate, grew noninterest income in the third quarter and first nine months of 2016.

Service charges on deposit accounts were $1.37 billion and $4.02 billion in the third quarter and first nine months of 2016, respectively, compared with $1.34 billion and $3.84 billion in the third quarter and first nine months of 2015. The increase in third quarter 2016, compared with the same period a year ago, was driven by account growth and higher overdraft fee revenue, while the increase in the first nine months of 2016, compared with the same period a year ago, was driven by higher overdraft fee revenue, account growth and higher fees from commercial product sales and commercial product re-pricing.
Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Income from these brokerage-related activities include asset-based fees for advisory accounts, which are based on the market value of the client’s assets, and transactional commissions based on the number and size of transactions executed at the client’s direction. These fees decreased to $2.3 billion and $6.9 billion in the third quarter and first nine months of 2016, respectively, from $2.4 billion and $7.1 billion for the same periods in 2015. The decrease in third quarter 2016 was predominantly due to lower brokerage transaction revenue. The decrease for the first nine months of 2016 was due to lower brokerage transaction revenue and lower

Earnings Performance (continued)

asset-based fees. Retail brokerage client assets totaled $1.48 trillion at September 30, 2016, compared with $1.35 trillion at September 30, 2015, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the "Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets" section in this Report.
We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fee income is primarily from client assets under management (AUM) for which the fees are determined based on a tiered scale relative to the market value of the AUM. AUM consists of assets for which we have investment management discretion. Our AUM totaled $667.5 billion at September 30, 2016, compared with $639.9 billion at September 30, 2015, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the "Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management" section in this Report. In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the type of services provided to administer the account. Our AUA totaled $1.55 trillion at September 30, 2016, compared with $1.52 trillion at September 30, 2015. Trust and investment management fees increased $6 million to $849 million in third quarter 2016, but decreased $57 million to $2.5 billion in the first nine months of 2016. The decrease in the first nine months of 2016 was due to lower average AUM and a shift of assets into lower yielding products.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees increased to $420 million in third quarter 2016 from $359 million in third quarter 2015 driven by higher fee income across all products. Investment banking fees decreased to $1.2 billion in the first nine months of 2016 from $1.3 billion in the same period a year ago driven by declines in debt and equity originations due to market volatility.
Card fees were $997 million and $2.9 billion in the third quarter and first nine months of 2016, respectively, compared with $953 million and $2.8 billion for the same periods a year ago. The increase was predominantly due to account growth and increased purchase activity.
Other fees decreased to $926 million and $2.8 billion in the third quarter and first nine months of 2016, respectively, from $1.1 billion and $3.3 billion for the same periods in 2015, predominantly driven by lower all other fees. All other fees were $179 million and $562 million in the third quarter and first nine months of 2016, respectively, compared with $348 million and $1.0 billion for the same periods in 2015. The decrease was predominantly due to the deconsolidation of our merchant services joint venture in fourth quarter 2015, which resulted in a proportionate share of that income now being reported in all other income.
Mortgage banking noninterest income, consisting of net servicing income and net gains on loan origination/sales activities, totaled $1.7 billion and $4.7 billion in the third quarter and first nine months of 2016, respectively, compared with $1.6 billion and $4.8 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing

income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $359 million for third quarter 2016 included a $134 million net MSR valuation gain ($8 million decrease in the fair value of the MSRs and a $142 million hedge gain). Net servicing income of $674 million for third quarter 2015 included a $253 million net MSR valuation gain ($833 million decrease in the fair value of the MSRs and a $1.1 billion hedge gain). For the first nine months of 2016, net servicing income of $1.6 billion included a $786 million net MSR valuation gain ($1.8 billion decrease in the fair value of the MSRs and a $2.6 billion hedge gain) and for the same period in 2015 net servicing income of $1.7 billion included a $468 million net MSR valuation gain ($553 million decrease in the fair value of the MSRs and a $1.0 billion hedge gain). Net servicing income decreased in third quarter 2016, compared with the same period a year ago, from lower net MSR valuation gains, higher unreimbursed servicing costs related to FHA loans, lower contractual servicing fees due to servicing portfolio runoff and higher other changes in MSR fair value losses due to higher payoffs in third quarter 2016. The increase in net MSR valuation gains in the first nine months of 2016, compared with the same period in 2015, was predominantly attributable to MSR valuation adjustments in first quarter 2015 that reflected higher prepayment expectations due to the reduction in FHA mortgage insurance premiums as well as a reduction in forecasted prepayments in the first nine months of 2016 due to updated economic and mortgage market rate inputs.
Our portfolio of loans serviced for others was $1.70 trillion at September 30, 2016, and $1.78 trillion at December 31, 2015. At September 30, 2016, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.69%, compared with 0.77% at December 31, 2015. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities was $1.3 billion and $3.1 billion in the third quarter and first nine months of 2016, respectively, compared with $915 million and $3.1 billion for the same periods a year ago. The increase in third quarter 2016, compared with the same period a year ago, was primarily driven by higher originations, partially offset by lower production margins. Mortgage loan originations were $70 billion and $177 billion for the third quarter and first nine months of 2016, respectively, compared with $55 billion and $166 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended Sep 30,		Nine months ended Sep 30,
		2016	2015	2016	2015
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$953	736	2,229	2,261
Commercial		167	55	310	254
Residential pipeline and unsold/repurchased loan management (1)		188	124	571	615
Total		$1,308	915	3,110	3,130
Residential real estate originations (in billions):
Held-for-sale	(B)	$53	39	130	122
Held-for-investment		17	16	47	44
Total		$70	55	177	166
Production margin on residential held-for-sale mortgage originations	(A)/(B)	1.81%	1.88	1.72	1.85

(1)	Primarily includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.81% and 1.72% for the third quarter and first nine months of 2016, respectively, compared with 1.88% and 1.85% for the same periods a year ago. Mortgage applications were $100 billion and $272 billion for the third quarter and first nine months of 2016, respectively, compared with $73 billion and $247 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $50 billion at September 30, 2016, compared with $34 billion at September 30, 2015. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first nine months of 2016, we released a net $106 million from the repurchase liability, including $13 million in third quarter 2016, compared with a net $40 million release for the first nine months of 2015, including $6 million in third quarter 2015. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities, which reflect both unrealized changes in fair value of our trading positions and realized gains, were $415 million and $943 million in the third quarter and first nine months of 2016, respectively, compared with $(26) million and $515 million for the same periods a year ago. The increase in the third quarter and the first nine months of 2016 was predominantly driven by higher deferred compensation gains (offset in employee benefits expense) and higher customer accommodation trading activity within our capital markets business reflecting higher fixed income trading gains. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about our trading activities, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.
Net gains on debt and equity securities totaled $246 million and $1.4 billion for the third quarter and first nine months of 2016, respectively, compared with $1.1 billion and $2.4 billion for the same periods in 2015, after other-than-temporary impairment (OTTI) write-downs of $136 million and $464 million, respectively, for the third quarter and first nine months of 2016, compared with $140 million and $308 million for the same periods in 2015. The decrease in net gains on debt and equity securities in the third quarter and first nine months of 2016, compared with the same periods a year ago, reflected lower net gains from equity investments as our portfolio benefited from strong public and private equity markets in 2015.
Lease income was $534 million and $1.4 billion in the third quarter and first nine months of 2016, respectively, compared with $189 million and $476 million for the same periods a year ago, largely driven by the GE Capital business acquisitions.
All other income was $163 million and $1.2 billion in the third quarter and first nine months of 2016, respectively, compared with $116 million and $(28) million for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The increase in other income for the third quarter and first nine months of 2016, compared with the same periods a year ago, reflected changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. A portion of the hedge ineffectiveness recognized was partially offset by the results of certain economic hedges and accordingly we recognized a net hedge benefit of $142 million and $577 million for the third quarter and first nine months of 2016, respectively, compared with a net hedge gain of $109 million and $56 million for the same periods a year ago. Other income for the first nine months of 2016 also included a $381 million gain from the sale of our crop insurance business in first quarter 2016, and a $290 million gain from the sale of our health benefit services business in second quarter 2016. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2016	2015	Change	2016	2015	Change
Salaries	$4,224	4,035	5%	$12,359	11,822	5%
Commission and incentive compensation	2,520	2,604	(3)	7,769	7,895	(2)
Employee benefits	1,223	821	49	3,993	3,404	17
Equipment	491	459	7	1,512	1,423	6
Net occupancy	718	728	(1)	2,145	2,161	(1)
Core deposit and other intangibles	299	311	(4)	891	935	(5)
FDIC and other deposit assessments	310	245	27	815	715	14
Outside professional services	802	663	21	2,154	1,838	17
Operating losses	577	523	10	1,365	1,339	2
Outside data processing	233	258	(10)	666	780	(15)
Contract services	313	249	26	878	712	23
Postage, stationery and supplies	150	174	(14)	466	525	(11)
Travel and entertainment	144	166	(13)	509	496	3
Advertising and promotion	117	135	(13)	417	422	(1)
Insurance	23	95	(76)	156	391	(60)
Telecommunications	101	109	(7)	287	333	(14)
Foreclosed assets	(17)	109	NM	127	361	(65)
Operating leases	363	79	359	950	205	363
All other	677	636	6	1,703	1,618	5
Total	$13,268	12,399	7	$39,162	37,375	5
NM - Not meaningful
Noninterest expense was $13.3 billion in third quarter 2016 and $39.2 billion in the first nine months of 2016, up 7% and 5%, respectively, from the same periods a year ago, driven predominantly by higher personnel expenses, operating lease expense, outside professional services and contract services, FDIC and other deposit assessments, and operating losses, partially offset by lower foreclosed assets expense, insurance, and outside data processing.
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $507 million, or 7%, in third quarter 2016 compared with the same period a year ago, and up $1.0 billion, or 4%, for the first nine months of 2016 compared with the same period a year ago. The increase in both periods was due to annual salary increases, higher deferred compensation expense (offset in trading revenue), and staffing growth driven by the GE Capital business acquisitions, as well as investments in risk management. The increase in the first nine months of 2016 was also driven by an extra payroll day.
Operating lease expense was up $284 million in third quarter 2016 and $745 million in the first nine months of 2016, compared with the same periods a year ago, largely due to depreciation expense on the operating leases acquired from GE Capital.
Outside professional services expense was up 21% and 17% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago. Contract services expense was up 26% and 23% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago. The increase in both expense categories reflected continued investments in our products, technology and service delivery, as well as costs to meet heightened regulatory expectations and evolving cybersecurity risk.

FDIC and other deposit assessments were up 27% and 14% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago, due to an increase in deposit assessments as a result of a temporary surcharge which became effective on July 1, 2016. See the "Regulatory Reform" section in this Report for additional information.
Operating losses were up 10% and 2% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago, predominantly due to higher litigation and compliance expense for various legal matters.
Foreclosed assets expense was a net recovery in third quarter 2016 compared to a net expense in the same period a year ago. Higher gains on sales of foreclosed properties contributed to the net recovery in third quarter 2016. Foreclosed assets expense was down 65% in the first nine months of 2016 compared with the same period a year ago, driven by lower operating expense and write-downs.
Insurance expense was down 76% and 60% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago, due to the sale of our crop insurance business in first quarter 2016 and the sale of our Warranty Solutions business in third quarter 2015.
Outside data processing expense was down 10% and 15% in the third quarter and first nine months of 2016, respectively, compared with the same periods a year ago, predominantly due to the deconsolidation of our merchant services joint venture in fourth quarter 2015 as well as lower card processing expense.
All other expense in third quarter 2016 included a $107 million contribution to the Wells Fargo Foundation, compared with $126 million in third quarter 2015.
The efficiency ratio was 59.4% in third quarter 2016, compared with 56.7% in third quarter 2015. The Company expects the efficiency ratio to remain at an elevated level.

Income Tax Expense
Our effective tax rate was 31.5% and 32.5% for third quarter 2016 and 2015, respectively. The decrease in the effective tax rate for third quarter 2016 was largely due to an increase in tax credit investments, partially offset by the recognition of net changes in discrete tax benefits and expenses relating to tax disputes, settlements and uncertain tax positions. Our effective tax rate was 31.9% in the first nine months of 2016, up from 31.1% in the first nine months of 2015. The effective tax rate for the first nine months of 2015 reflected $359 million of discrete tax benefits primarily from reductions in reserves for uncertain tax positions due to audit resolutions of prior period matters with U.S. federal and state taxing authorities.

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

Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended Sep 30,
Revenue	$12,387	12,933	7,147	6,326	4,099	3,878	(1,305)	(1,262)	22,328	21,875
Provision (reversal of provision) for credit losses	651	668	157	36	4	(6)	(7)	5	805	703
Noninterest expense	6,953	6,778	4,120	3,503	2,999	2,909	(804)	(791)	13,268	12,399
Net income (loss)	3,227	3,560	2,047	1,925	677	606	(307)	(295)	5,644	5,796
Average loans	$489.2	477.0	454.3	405.6	68.4	61.1	(54.4)	(48.6)	957.5	895.1
Average deposits	708.0	655.6	441.2	442.0	189.2	172.6	(76.9)	(71.3)	1,261.5	1,198.9
Nine months ended Sep 30,
Revenue	$37,205	37,011	21,389	19,345	11,872	11,830	(3,781)	(3,715)	66,685	64,471
Provision (reversal of provision) for credit losses	2,060	1,723	905	(99)	(8)	(19)	8	6	2,965	1,611
Noninterest expense	20,437	20,088	12,124	10,625	9,017	9,069	(2,416)	(2,407)	39,162	37,375
Net income (loss)	9,702	10,322	6,041	6,090	1,773	1,721	(852)	(814)	16,664	17,319
Average loans	$486.4	473.9	445.2	390.7	66.4	59.1	(52.8)	(47.3)	945.2	876.4
Average deposits	698.3	651.3	431.7	435.4	185.4	170.4	(76.1)	(70.7)	1,239.3	1,186.4

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
The “Earnings Performance – Operating Segments – Cross-sell” section in our 2015 Form 10-K described our methodology for measuring and tracking cross-sell metrics. As described below, in second quarter 2016 we modified our methodology for Community Banking to better align our cross-sell metrics with ongoing changes in Community Banking’s business and products. This change in methodology was unrelated to the sales practices settlements announced on September 8, 2016. Instead, the change in methodology was the result of a long-term evaluation spanning 18 months that explored several alternatives and involved product groups and lines of business in order to best align our Community Banking cross-sell metric with our strategic focus of long-term retail banking relationships. For similar reasons, we are currently in the process of evaluating changes in our cross-sell methodology for Wholesale Banking and WIM. In response to the sales practices settlements, however, we eliminated product sales goals for retail banking team members effective October 1, 2016.
For Community Banking, the cross-sell metric represents the average number of products per retail banking household. For example, one checking account and two loans for the same household would be treated as three products for the metric. During second quarter 2016, we changed how we determine retail banking households within Community Banking to include only those households that have a retail (consumer) checking account, which we believe provides the foundation for long-term retail

Earnings Performance (continued)

banking relationships. Previously, retail banking households were defined as a household that had at least one of the following retail products – a checking account, savings account, savings certificate, individual retirement account (IRA) certificate of deposit, IRA savings account, personal line of credit, personal loan, home equity line of credit or home equity loan. We continue to determine a retail banking household for Community Banking based on aggregating all products with the same address. This change to how we determine retail banking households resulted in the removal from the cross-sell metric of approximately 1.7 million households and over 3 million associated products. In order to provide a more comprehensive and holistic view of a retail banking household’s entire relationship with us, during second quarter 2016 we also updated the products included in the Community Banking cross-sell metrics to capture business products (over 6 million business products added, consisting primarily of checking accounts and debit cards), in addition to retail products, that have the potential for revenue generation and long-term viability. Products and services that generally do not meet these criteria – such as ATM cards, online banking, bill pay and direct deposit – are not included. The removal of bill pay, which was previously included, resulted in over 9 million products being removed from the cross-sell metric, as we believe bill pay is better classified as one of the many omni-channel services we provide. On an ongoing basis, we may periodically update the products included in our cross-sell metrics to account for changes in our product offerings.
Our Community Banking cross-sell metrics, as revised for prior periods to conform to the current period presentation, were 6.33, 6.31, 6.37 and 6.36 as of August 2015 and November 2015, 2014 and 2013, respectively, reflecting a one month reporting lag for each period. Cross-sell metrics have not been adjusted to reflect the impact of approximately 2.1 million potentially unauthorized accounts identified in a review by an independent consulting firm. Due to our ongoing processes to actively monitor balances and usage of accounts and remove those that are inactive over established timeframes, not all of these potentially unauthorized accounts affected our cross-sell metrics at any one time. Accordingly, the maximum impact of these accounts to this reported metric in any one quarter was 0.02 products per household, or 0.3%.

Operating Segment Results
The following discussion provides a description of each of our operating segments, including cross-sell metrics and financial results. Operating segment results for 2016 reflect a shift in expenses between the personnel and other expense categories as a result of the movement of support staff from the Wholesale Banking and WIM segments into a consolidated organization within the Community Banking segment. Personnel expenses associated with the transferred support staff are now being allocated from Community Banking back to the Wholesale Banking and WIM segments through other expense.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and automobile, student, and small business lending. These products also include investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations in support of the other operating segments and results of investments in our affiliated venture capital partnerships. Our retail banking household cross-sell (on the revised basis described above) was 6.25 products per household in August 2016, compared with 6.33 in August 2015, reflecting a one month reporting lag for each period. Table 4a provides additional financial information for Community Banking.

Table 4a: Community Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$7,430	7,409	—%	$22,277	21,833	2%
Noninterest income:
Service charges on deposit accounts	821	793	4	2,347	2,232	5
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	479	516	(7)	1,384	1,545	(10)
Trust and investment management (1)	222	218	2	631	641	(2)
Investment banking (2)	(23)	(35)	34	(92)	(95)	3
Total trust and investment fees	678	699	(3)	1,923	2,091	(8)
Card fees	911	862	6	2,670	2,497	7
Other fees	362	369	(2)	1,100	1,091	1
Mortgage banking	1,481	1,513	(2)	4,314	4,523	(5)
Insurance	2	31	(94)	4	94	(96)
Net gains (losses) from trading activities	33	(143)	123	(54)	(149)	64
Net gains on debt securities	131	75	75	744	349	113
Net gains from equity investments (3)	109	825	(87)	448	1,438	(69)
Other income of the segment	429	500	(14)	1,432	1,012	42
Total noninterest income	4,957	5,524	(10)	14,928	15,178	(2)

Total revenue	12,387	12,933	(4)	37,205	37,011	1

Provision for credit losses	651	668	(3)	2,060	1,723	20
Noninterest expense:
Personnel expense	4,606	4,350	6	13,886	13,266	5
Equipment	462	420	10	1,421	1,315	8
Net occupancy	520	533	(2)	1,551	1,574	(1)
Core deposit and other intangibles	123	144	(15)	380	431	(12)
FDIC and other deposit assessments	159	140	14	453	398	14
Outside professional services	300	253	19	749	674	11
Operating losses	525	381	38	1,224	1,009	21
Other expense of the segment	258	557	(54)	773	1,421	(46)
Total noninterest expense	6,953	6,778	3	20,437	20,088	2
Income before income tax expense and noncontrolling interests	4,783	5,487	(13)	14,708	15,200	(3)
Income tax expense	1,546	1,785	(13)	4,910	4,695	5
Net income from noncontrolling interests (4)	10	142	(93)	96	183	(48)
Net income	$3,227	3,560	(9)	$9,702	10,322	(6)
Average loans	$489.2	477.0	3	$486.4	473.9	3
Average deposits	708.0	655.6	8	698.3	651.3	7

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Primarily represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests primarily associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $3.2 billion in third quarter 2016, down $333 million, or 9%, from third quarter 2015, and $9.7 billion for the first nine months of 2016, down $620 million, or 6%, compared with the same period a year ago. Results from the first nine months of 2015 included a discrete tax benefit of $359 million. Revenue of $12.4 billion decreased $546 million, or 4%, from third quarter 2015, and revenue of $37.2 billion for the first nine months of 2016 increased $194 million, or 1%, compared with the same period last year. The decrease from third quarter 2015 was driven by lower gains on equity investments and other income, partially offset by higher deferred compensation plan investment results (offset in employee benefits expense), higher gains on debt securities, revenue from debit and credit card volumes, and deposit service charges. The increase from the first nine months of 2015 was due to higher net interest income, other income driven by positive hedge ineffectiveness, gains on debt securities, revenue from debit and credit card volumes, and deposit service charges, partially offset by lower gains on equity investments, mortgage banking revenue, and trust and investment fees. Average loans of $489.2 billion in third quarter 2016 increased $12.2 billion, or 3%, from third quarter 2015, and average loans of $486.4 billion in the first nine months of 2016 increased $12.5 billion, or 3%, from the first nine months of 2015. Average deposits increased $52.4 billion, or 8%, from third quarter 2015 and $47.0 billion, or 7%, from the first nine months of 2015. Primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of August 2016 were up 4.7% from August 2015. Noninterest expense increased 3% from third quarter 2015 and increased 2% from the first nine months of 2015. The increase from third quarter 2015 was driven by higher deferred compensation plan expense (offset in trading revenue) and operating losses, partially offset by lower foreclosed assets expense and other expense. The increase from the first nine months of 2015 was due to higher personnel expense including higher deferred compensation plan expense (offset in trading revenue), operating losses, and equipment expense, partially offset by lower foreclosed assets expense, data processing, and other expense. The provision for credit losses decreased $17 million from third quarter 2015 due to lower net charge-offs, and increased $337 million from the first nine months of 2015 due to allowance releases in the prior year compared with an allowance build for the first nine months of 2016, reflecting loan growth in the automobile and credit card portfolios.

Wholesale Banking provides financial solutions to businesses across the United States and globally with annual sales generally in excess of $5 million. Products and businesses include Business Banking, Middle Market Commercial Banking, Government and Institutional Banking, Corporate Banking, Commercial Real Estate, Treasury Management, Wells Fargo Capital Finance,

Earnings Performance (continued)

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

Table 4b: Wholesale Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$4,062	3,611	12%	$11,729	10,639	10%
Noninterest income:
Service charges on deposit accounts	549	542	1	1,667	1,606	4
Trust and investment fees:
Brokerage advisory, commissions and other fees	91	77	18	276	209	32
Trust and investment management	117	104	13	351	305	15
Investment banking	444	389	14	1,265	1,349	(6)
Total trust and investment fees	652	570	14	1,892	1,863	2
Card fees	85	90	(6)	263	255	3
Other fees	562	728	(23)	1,660	2,189	(24)
Mortgage banking	186	76	145	367	319	15
Insurance	291	345	(16)	1,002	1,172	(15)
Net gains from trading activities	302	187	61	853	671	27
Net gains (losses) on debt securities	(25)	72	NM	52	256	(80)
Net gains from equity investments	26	100	(74)	118	358	(67)
Other income of the segment	457	5	NM	1,786	17	NM
Total noninterest income	3,085	2,715	14	9,660	8,706	11

Total revenue	7,147	6,326	13	21,389	19,345	11

Provision (reversal of provision) for credit losses	157	36	336	905	(99)	NM
Noninterest expense:
Personnel expense	1,806	1,671	8	5,563	5,210	7
Equipment	18	26	(31)	55	69	(20)
Net occupancy	116	112	4	350	340	3
Core deposit and other intangibles	101	86	17	286	260	10
FDIC and other deposit assessments	125	87	44	299	262	14
Outside professional services	269	210	28	759	567	34
Operating losses	55	87	(37)	130	130	—
Other expense of the segment	1,630	1,224	33	4,682	3,787	24
Total noninterest expense	4,120	3,503	18	12,124	10,625	14
Income before income tax expense and noncontrolling interests	2,870	2,787	3	8,360	8,819	(5)
Income tax expense	827	815	1	2,341	2,583	(9)
Net income (loss) from noncontrolling interests	(4)	47	NM	(22)	146	NM
Net income	$2,047	1,925	6	$6,041	6,090	(1)
Average loans	$454.3	405.6	12	$445.2	390.7	14
Average deposits	441.2	442.0	—	431.7	435.4	(1)
NM – Not meaningful
Wholesale Banking had net income of $2.0 billion in third quarter 2016, up $122 million, or 6%, from third quarter 2015. In the first nine months of 2016, net income of $6.0 billion decreased $49 million, or 1%, from the same period a year ago. The increase in the third quarter was driven by higher revenue, partially offset by higher expenses and provision for credit losses. The decline in the first nine months of 2016 was driven by increased provision for credit losses and noninterest expense, partially offset by increased revenue. Revenue of $7.1 billion in third quarter 2016 increased $821 million, or 13%, from third quarter 2015 and revenue of $21.4 billion in the first nine months of 2016 increased $2.0 billion, or 11%, from the first nine months of 2015 on higher net interest income and noninterest income. Net interest income increased $451 million, or 12%, from third quarter 2015 and $1.1 billion, or 10%, from the first nine months of 2015 driven by the GE Capital business acquisitions and broad-based loan growth. Noninterest income increased $370 million, or 14%, from third quarter 2015 on higher lease income related to the GE Capital business acquisitions, higher customer accommodation trading, mortgage banking fees and investment banking fees, partially offset by lower gains on equity and debt securities, lower insurance income as a result of the sale of our crop insurance business in first quarter 2016, and the deconsolidation of our merchant services joint venture in fourth quarter 2015, which previously recognized a large share of income in all other fees. Noninterest income increased $1.0 billion, or 11%, from the first nine months of 2015 on higher lease income related to the GE Capital business acquisitions, gains on the sales of our crop insurance and health benefit services businesses, and higher customer accommodation trading, partially offset by lower insurance fees related to the sale of our crop insurance business, lower other fees related to lower commercial real estate brokerage fees and the deconsolidation of our merchant services joint venture, and lower gains on equity investments and debt securities. Average loans of $454.3 billion in third quarter 2016 increased $48.7 billion, or 12%, from third quarter 2015, driven by the GE Capital business acquisitions and broad based growth in asset backed finance, commercial real estate, corporate banking, equipment finance and structured real estate. Average deposits of $441.2 billion in third quarter 2016 remained flat from third quarter 2015. Noninterest expense increased $617 million, or 18%, from third quarter 2015 and

$1.5 billion, or 14%, from the first nine months of 2015, due to higher personnel and operating lease expense related to the GE Capital business acquisitions as well as higher expenses related to growth initiatives, compliance and regulatory requirements. The provision for credit losses increased $121 million from third quarter 2015 and $1.0 billion from the first nine months of 2015 driven by increased losses and credit deterioration in the oil and gas portfolio.

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

Table 4c: Wealth and Investment Management

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2016	2015	% Change	2016	2015	% Change
Net interest income	$977	887	10%	$2,852	2,545	12%
Noninterest income:
Service charges on deposit accounts	5	4	25	15	14	7
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,256	2,295	(2)	6,618	6,942	(5)
Trust and investment management	738	747	(1)	2,168	2,274	(5)
Investment banking (1)	—	5	(100)	(1)	—	NM
Total trust and investment fees	2,994	3,047	(2)	8,785	9,216	(5)
Card fees	2	2	—	5	4	25
Other fees	4	4	—	13	12	8
Mortgage banking	(2)	(2)	—	(6)	(5)	(20)
Insurance	—	—	NM	—	1	(100)
Net gains (losses) from trading activities	80	(70)	214	144	(7)	NM
Net gains on debt securities	—	—	NM	1	1	—
Net gains (losses) from equity investments	5	(5)	200	7	11	(36)
Other income of the segment	34	11	209	56	38	47
Total noninterest income	3,122	2,991	4	9,020	9,285	(3)

Total revenue	4,099	3,878	6	11,872	11,830	—

Provision (reversal of provision) for credit losses	4	(6)	167	(8)	(19)	58
Noninterest expense:
Personnel expense	1,966	1,850	6	5,902	5,889	—
Equipment	12	14	(14)	40	42	(5)
Net occupancy	111	113	(2)	332	335	(1)
Core deposit and other intangibles	75	81	(7)	225	244	(8)
FDIC and other deposit assessments	44	30	47	106	93	14
Outside professional services	241	207	16	668	619	8
Operating losses	(1)	57	NM	17	206	(92)
Other expense of the segment	551	557	(1)	1,727	1,641	5
Total noninterest expense	2,999	2,909	3	9,017	9,069	(1)
Income before income tax expense and noncontrolling interests	1,096	975	12	2,863	2,780	3
Income tax expense	415	371	12	1,087	1,054	3
Net income (loss) from noncontrolling interests	4	(2)	300	3	5	(40)
Net income	$677	606	12	$1,773	1,721	3
Average loans	$68.4	61.1	12	$66.4	59.1	12
Average deposits	189.2	172.6	10	185.4	170.4	9
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.
WIM reported net income of $677 million in third quarter 2016, up $71 million from third quarter 2015. The increase in net income from third quarter 2015 was driven by higher noninterest income and net interest income, partially offset by higher noninterest expense. Net income for the first nine months of 2016 was $1.8 billion, up $52 million, or 3%, compared with the same period a year ago, driven by higher net interest income and lower noninterest expense, primarily due to lower operating losses, partially offset by lower noninterest income. Revenue was up $221 million, or 6%, from third quarter 2015 and up $42 million from the first nine months of 2015, driven by growth in net interest income and gains on deferred compensation plan investments (offset in employee benefits expense), partially offset by lower asset-based fees and lower brokerage transaction revenue. Net interest income increased 10% from third quarter 2015, and was up 12% from the first nine months of 2015, due to growth in loan balances and investment portfolios. Average loan balances of $68.4 billion in third quarter 2016 increased 12% from third quarter 2015. Average loans in the first nine months of 2016 increased 12% from the same period a year ago. Average loan growth was driven by growth in non-conforming mortgage loans and securities-based lending. Average deposits in third quarter 2016 of $189.2 billion increased 10% from third quarter 2015. Average deposits in the first nine months of 2016 increased

Earnings Performance (continued)

9% from the same period a year ago. Noninterest expense was up 3% from third quarter 2015, substantially driven by higher deferred compensation plan expense (offset in trading revenue), partially offset by lower operating losses, and down 1% from the first nine months of 2015, driven by lower operating losses and broker commissions, partially offset by higher deferred compensation plan expense (offset in trading revenue) and other non-personnel expenses. Provision for credit losses increased $10 million from third quarter 2015 and $11 million from the first nine months of 2015.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A major portion of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at September 30, 2016 and 2015.

Table 4d: Retail Brokerage Client Assets

	September 30,
(in billions)	2016	2015
Retail brokerage client assets	$1,483.3	1,351.7
Advisory account client assets	458.3	408.8
Advisory account client assets as a percentage of total client assets	31%	30
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the third quarter and first nine months of 2016 and 2015, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the third quarter and first nine months of 2016 and 2015.

Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended September 30, 2016					Nine months ended September 30, 2016
(in billions)	Jun 30, 2016	Inflows (5)	Outflows (6)	Market impact (7)	Sep 30, 2016	Dec 31, 2015	Inflows (5)	Outflows (6)	Market impact (7)	Sep 30, 2016
Client directed (1)	$158.5	9.2	(9.5)	3.1	161.3	154.7	27.4	(27.7)	6.9	161.3
Financial advisor directed (2)	104.2	6.3	(4.7)	4.7	110.5	91.9	21.4	(13.5)	10.7	110.5
Separate accounts (3)	118.9	6.0	(5.6)	3.5	122.8	110.4	19.0	(15.6)	9.0	122.8
Mutual fund advisory (4)	62.1	2.2	(2.6)	2.0	63.7	62.9	6.1	(8.5)	3.2	63.7
Total advisory client assets	$443.7	23.7	(22.4)	13.3	458.3	419.9	73.9	(65.3)	29.8	458.3

	Quarter ended September 30, 2015					Nine months ended September 30, 2015
	Jun 30, 2015	Inflows (5)	Outflows (6)	Market impact (7)	Sep 30, 2015	Dec 31, 2014	Inflows (5)	Outflows (6)	Market impact (7)	Sep 30, 2015
Client directed (1)	$161.8	9.2	(9.0)	(10.2)	151.8	159.8	30.0	(27.9)	(10.1)	151.8
Financial advisor directed (2)	91.4	4.8	(4.1)	(4.4)	87.7	85.4	15.4	(12.5)	(0.6)	87.7
Separate accounts (3)	113.0	4.9	(5.3)	(5.8)	106.8	110.7	16.5	(15.4)	(5.0)	106.8
Mutual fund advisory (4)	67.4	2.4	(3.1)	(4.2)	62.5	66.9	8.0	(9.0)	(3.4)	62.5
Total advisory client assets	$433.6	21.3	(21.5)	(24.6)	408.8	422.8	69.9	(64.8)	(19.1)	408.8

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

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the third quarter and first nine months of 2016 and 2015.

Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended September 30, 2016					Nine months ended September 30, 2016
(in billions)	Jun 30, 2016	Inflows (4)	Outflows (5)	Market impact (6)	Sep 30, 2016	Dec 31, 2015	Inflows (4)	Outflows (5)	Market impact (6)	Sep 30, 2016
Assets managed by WFAM (1):
Money market funds (2)	$108.9	7.4	—	—	116.3	123.6	—	(7.3)	—	116.3
Other assets managed	374.9	31.0	(30.3)	6.2	381.8	366.1	86.9	(85.2)	14.0	381.8
Assets managed by Wealth and Retirement (3)	164.6	8.4	(7.4)	3.1	168.7	162.1	25.7	(25.4)	6.3	168.7
Total assets under management	$648.4	46.8	(37.7)	9.3	666.8	651.8	112.6	(117.9)	20.3	666.8

	Quarter ended September 30, 2015					Nine months ended September 30, 2015
	Jun 30, 2015	Inflows (4)	Outflows (5)	Market impact (6)	Sep 30, 2015	Dec 31, 2014	Inflows (4)	Outflows (5)	Market impact (6)	Sep 30, 2015
Assets managed by WFAM (1):
Money market funds (2)	$108.3	3.6	—	—	111.9	123.1	—	(11.2)	—	111.9
Other assets managed	379.5	21.0	(20.6)	(11.4)	368.5	372.6	73.5	(71.6)	(6.0)	368.5
Assets managed by Wealth and Retirement (3)	165.5	9.0	(7.3)	(8.2)	159.0	165.3	26.7	(25.2)	(7.8)	159.0
Total assets under management	$653.3	33.6	(27.9)	(19.6)	639.4	661.0	100.2	(108.0)	(13.8)	639.4

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

(3)
Includes $8.2 billion and $8.9 billion as of December 31, 2015 and 2014 and $7.7 billion and $8.3 billion as of September 30, 2016 and 2015, respectively, of client assets invested in proprietary funds managed by WFAM.

(4)	Inflows include new managed account assets, contributions, dividends and interest.

(5)	Outflows include closed managed account assets, withdrawals and client management fees.

(6)	Market impact reflects gains and losses on portfolio investments.

Balance Sheet Analysis (continued)

Balance Sheet Analysis
At September 30, 2016, our assets totaled $1.9 trillion, up $154.5 billion from December 31, 2015. The predominant areas of asset growth were in federal funds sold and other short-term investments, which increased $28.2 billion, investment securities, which increased $43.3 billion, and loans, which increased $44.8 billion (including $26.5 billion from the GE Capital business acquisitions). Additionally, other assets increased $22.8 billion due to $5.9 billion in operating leases from the first quarter 2016 GE Capital business acquisitions, higher receivables related to unsettled trading security transactions and higher fair values for derivative assets designated as hedging instruments due to decreasing interest rates. An increase of $55.3 billion in long-term debt (including debt issued to fund the GE Capital business acquisitions and debt issued that is anticipated to be TLAC eligible), deposit growth of $52.6 billion, an increase in short-term borrowings of $27.1 billion, and total equity growth of $10.1 billion from December 31, 2015, were the predominant sources that funded our asset growth in the first nine months of 2016. Equity growth benefited from $9.4 billion in earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities
Table 5: Investment Securities – Summary

	September 30, 2016			December 31, 2015
(in millions)	Amortized Cost	Net unrealized gain	Fair value	Amortized Cost	Net unrealized gain	Fair value
Available-for-sale securities:
Debt securities	$286,367	3,991	290,358	263,318	2,403	265,721
Marketable equity securities	751	482	1,233	1,058	579	1,637
Total available-for-sale securities	287,118	4,473	291,591	264,376	2,982	267,358
Held-to-maturity debt securities	99,241	3,306	102,547	80,197	370	80,567
Total investment securities (1)	$386,359	7,779	394,138	344,573	3,352	347,925

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which increased $43.3 billion from December 31, 2015, predominantly due to purchases of federal agency mortgage-backed securities. The increase in investment securities was partially offset by sales and pay-downs of federal agency mortgage-backed securities and sales of U.S. Treasury securities in our available-for-sale portfolio.
The total net unrealized gains on available-for-sale securities were $4.5 billion at September 30, 2016, up from $3.0 billion at December 31, 2015, due to a decline in interest rates. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section in our 2015 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $464 million in OTTI write-downs recognized in earnings in the first nine months of 2016, $142 million related to debt securities and $5 million related to marketable equity securities, which are included in available-for-sale securities. Another $317 million in OTTI write-downs were related to nonmarketable equity investments, which are included in other assets. OTTI write-downs recognized in earnings related to oil and gas investments totaled $185 million in the first nine months of 2016, of which $57 million related to investment securities and $128 million related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form

10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At September 30, 2016, investment securities included $58.4 billion of municipal bonds, of which 96.3% were rated “A-” or better based largely on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 5.7 years at September 30, 2016. Because 53% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.

Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2016
Actual	$154.1	3.7	5.3
Assuming a 200 basis point:
Increase in interest rates	140.1	(10.3)	7.4
Decrease in interest rates	158.8	8.4	2.8
The weighted-average expected maturity of debt securities held-to-maturity was 5.5 years at September 30, 2016. See Note 4

(Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans increased $44.8 billion from December 31, 2015, predominantly due to growth in commercial and industrial, real estate mortgage and lease financing loans within the commercial loan portfolio segment, which included $26.5 billion of commercial and industrial loans and capital leases acquired from GE Capital.

Table 7: Loan Portfolios

(in millions)	September 30, 2016	December 31, 2015
Commercial	$496,454	456,583
Consumer	464,872	459,976
Total loans	$961,326	916,559
Change from prior year-end	$44,767	54,008

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

Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2016				December 31, 2015
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$97,678	199,697	26,645	324,020	91,214	184,641	24,037	299,892
Real estate mortgage	20,933	70,027	39,263	130,223	18,622	68,391	35,147	122,160
Real estate construction	8,583	13,447	1,310	23,340	7,455	13,284	1,425	22,164
Total selected loans	$127,194	283,171	67,218	477,583	117,291	266,316	60,609	444,216
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$19,542	29,272	26,086	74,900	16,819	27,705	23,533	68,057
Loans at floating/variable interest rates	107,652	253,899	41,132	402,683	100,472	238,611	37,076	376,159
Total selected loans	$127,194	283,171	67,218	477,583	117,291	266,316	60,609	444,216

Balance Sheet Analysis (continued)

Deposits
Deposits increased $52.6 billion from December 31, 2015, to $1.28 trillion, reflecting continued broad-based growth in our consumer and small business banking deposits. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.

Table 9: Deposits

($ in millions)	Sep 30, 2016	% of total deposits	Dec 31, 2015	% of total deposits	% Change
Noninterest-bearing	$376,136	29%	$351,579	29%	7
Interest-bearing checking	44,738	4	40,115	3	12
Market rate and other savings	677,382	53	651,563	54	4
Savings certificates	24,816	2	28,614	2	(13)
Other time and deposits	46,926	4	49,032	4	(4)
Deposits in foreign offices (1)	105,896	8	102,409	8	3
Total deposits	$1,275,894	100%	$1,223,312	100%	4

(1)	Includes Eurodollar sweep balances of $64.3 billion and $71.1 billion at September 30, 2016, and December 31, 2015, respectively.

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
Table 10: Fair Value Level 3 Summary

	September 30, 2016		December 31, 2015
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value (2)	$447.9	25.9	384.2	27.6
As a percentage of total assets	23%	1	21	2
Liabilities carried at fair value	$34.8	1.8	29.6	1.5
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

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

Equity
Total equity was $204.0 billion at September 30, 2016, compared with $193.9 billion at December 31, 2015. The increase was predominantly driven by a $9.4 billion increase in retained earnings from earnings net of dividends paid, and a $2.4 billion increase in preferred stock, partially offset by a net reduction in common stock due to repurchases.

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

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For more information on derivatives, see Note 12 (Derivatives) to Financial Statements in this Report.

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
Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Cyber attacks have also focused on targeting the infrastructure of the internet, causing the widespread unavailability of websites and degrading website performance. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2015 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$324,020	299,892
Real estate mortgage	130,223	122,160
Real estate construction	23,340	22,164
Lease financing	18,871	12,367
Total commercial	496,454	456,583
Consumer:
Real estate 1-4 family first mortgage	278,689	273,869
Real estate 1-4 family junior lien mortgage	48,105	53,004
Credit card	34,992	34,039
Automobile	62,873	59,966
Other revolving credit and installment	40,213	39,098
Total consumer	464,872	459,976
Total loans	$961,326	916,559

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

Credit Quality Overview  Credit quality remained solid in third quarter 2016 as our loss rate remained low at 0.33%. We continued to benefit from improvements in the performance of our residential real estate portfolio, which was partially offset by losses in our oil and gas portfolio. In particular:

•
Nonaccrual loans were $11.0 billion at September 30, 2016, down from $11.4 billion at December 31, 2015. Although commercial nonaccrual loans increased to $4.3 billion at September 30, 2016, compared with $2.4 billion at December 31, 2015, consumer nonaccrual loans declined to $6.7 billion at September 30, 2016, compared with $9.0 billion at December 31, 2015. The increase in commercial nonaccrual loans, predominantly driven by loans in our oil and gas portfolio, partially offset the decline in consumer nonaccrual loans, reflecting an improved housing market. Nonaccrual loans represented 1.14% of total loans at September 30, 2016, compared with 1.24% at December 31, 2015.

•
Net charge-offs (annualized) as a percentage of average total loans increased to 0.33% and 0.37% in the third quarter and first nine months of 2016, respectively, compared with 0.31% in both periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.17% and 0.51% in third quarter and 0.22% and 0.52% in the first nine months of 2016, respectively, compared with 0.08% and 0.53% in the third quarter and 0.06% and 0.55% in the first nine months of 2015.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $51 million and $802 million in our commercial and consumer portfolios, respectively, at September 30, 2016, compared with $114 million and $867 million at December 31, 2015.

•
Our provision for credit losses was $805 million and $3.0 billion in the third quarter and first nine months of 2016, respectively, compared with $703 million and $1.6 billion, for the same periods a year ago.

•	The allowance for credit losses totaled $12.7 billion, or 1.32% of total loans, at September 30, 2016, up from $12.5 billion, or 1.37%, at December 31, 2015.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at September 30, 2016, which included $290 million from the GE Capital business acquisitions, totaled $17.7 billion, compared with $20.0 billion at December 31, 2015, and $58.8 billion at December 31, 2008. The decrease from December 31, 2015, was due in part to higher prepayment trends observed in our Pick-a-Pay PCI portfolio. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at September 30, 2016, was $11.6 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Since December 31, 2008, we have released $12.9 billion in nonaccretable difference, including $11.0 billion transferred from the nonaccretable difference to the accretable yield due to decreases in our initial estimate of loss on contractual amounts, and $1.9 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is an $11.2 billion reduction from December 31, 2008, through September 30, 2016, in our initial projected losses of $41.0 billion on all PCI loans acquired in the Wachovia acquisition. At September 30, 2016, $936 million in nonaccretable difference, which included $116 million from the GE Capital business acquisitions, remained to absorb losses on PCI loans.
For additional information on PCI loans, see the "Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans – Pick-a-Pay Portfolio" section in this Report, Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K, and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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
The commercial and industrial loans and lease financing portfolio totaled $342.9 billion, or 36% of total loans, at September 30, 2016. The annualized net charge-off rate for this portfolio was 0.30% and 0.36% in the third quarter and first nine months of 2016, respectively, compared with 0.17% and 0.13% for the same periods a year ago. At September 30, 2016, 1.00% of this portfolio was nonaccruing, compared with 0.44% at December 31, 2015, an increase of $2.0 billion. Also, $23.7 billion of this portfolio was internally classified as criticized in accordance with regulatory guidance at September 30, 2016, compared with $19.1 billion at December 31, 2015. The increase in criticized loans, which also includes the increase in nonaccrual loans, was primarily due to the initial classification of loans and capital leases acquired from GE Capital, and to deterioration in the oil and gas portfolio. Based on additional refinement of our initial classification of the criticized loans and leases acquired from GE Capital, we continued to see classification improvement.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $52.5 billion of foreign loans at September 30, 2016. Foreign loans totaled $14.2 billion within the investor category, $16.6 billion within the financial institutions category and $2.1 billion within the oil and gas category.
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
The oil and gas loan portfolio totaled $16.0 billion, or 2% of total outstanding loans at September 30, 2016, compared with $17.4 billion, or 2% of total outstanding loans, at December 31, 2015. Unfunded loan commitments in the oil and gas loan portfolio totaled $22.3 billion at September 30, 2016. Approximately half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. The majority of the other oil and gas loans were to midstream companies. We proactively monitor our oil and gas loan portfolio and work with customers to address any emerging issues. Oil and gas nonaccrual loans increased to $2.5 billion at September 30, 2016, compared with $844 million at December 31, 2015, due to weaker borrower financial performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	September 30, 2016
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$7	54,252		6%
Financial institutions	19	37,975		4
Cyclical retailers	87	25,498		3
Oil and gas	2,525	16,010		2
Healthcare	36	15,682		2
Food and beverage	88	15,420		2
Industrial equipment	29	15,253		2
Real estate lessor	10	14,467		2
Technology	56	12,437		1
Transportation	96	9,614		1
Public administration	13	9,490		1
Business services	27	9,172		1
Other	430	107,621	(3)	9
Total	$3,423	342,891		36%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $367 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.7 billion.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided between special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.8 billion of foreign CRE loans, totaled $153.6 billion, or 16% of total loans, at September 30, 2016, and consisted of $130.2 billion of mortgage loans and $23.4 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 16% of the portfolio. CRE nonaccrual loans totaled 0.5% of the CRE outstanding balance at September 30, 2016, compared with 0.7% at December 31, 2015. At September 30, 2016, we had $5.6 billion of criticized CRE mortgage loans, compared with $6.8 billion at December 31, 2015, and $562 million of criticized CRE construction loans, compared with $549 million at December 31, 2015.
At September 30, 2016, the recorded investment in PCI CRE loans totaled $470 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.

Table 13: CRE Loans by State and Property Type

	September 30, 2016
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$200	36,635		11	4,252		211	40,887		4%
New York	30	9,659		—	2,132		30	11,791		1
Texas	53	9,452		1	2,227		54	11,679		1
Florida	73	8,742		1	1,967		74	10,709		1
Arizona	32	4,357		1	550		33	4,907		1
North Carolina	46	3,907		6	891		52	4,798		*
Washington	25	3,375		—	953		25	4,328		*
Georgia	29	3,678		5	571		34	4,249		*
Virginia	10	3,263		—	943		10	4,206		*
Illinois	25	3,498		—	291		25	3,789		*
Other	257	43,657		34	8,563		291	52,220	(2)	5
Total	$780	130,223		59	23,340		839	153,563		16%
By property:
Office buildings	$224	40,197		—	2,896		224	43,093		4%
Apartments	28	15,488		—	8,813		28	24,301		3
Industrial/warehouse	115	15,498		—	1,522		115	17,020		2
Retail (excluding shopping center)	104	15,237		—	863		104	16,100		2
Shopping center	43	10,494		—	1,482		43	11,976		1
Hotel/motel	15	10,509		4	1,098		19	11,607		1
Real estate - other	95	8,148		—	228		95	8,376		1
Institutional	30	3,123		—	1,025		30	4,148		*
1-4 family structure	—	3		7	2,663		7	2,666		*
Agriculture	42	2,474		—	9		42	2,483		*
Other	84	9,052		48	2,741		132	11,793		1
Total	$780	130,223		59	23,340		839	153,563		16%

*	Less than 1%.

(1)
Includes a total of $470 million PCI loans, consisting of $410 million of real estate mortgage and $60 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.6 billion.

Risk Management - Credit Risk Management (continued)

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2016, foreign loans totaled $61.7 billion, representing approximately 6% of our total consolidated loans outstanding, compared with $58.6 billion, or approximately 6% of total consolidated loans outstanding, at December 31, 2015. Foreign loans were approximately 3% of our consolidated total assets at September 30, 2016 and at December 31, 2015.
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
We evaluate our individual country risk exposure based on our assessment of ultimate risk, which is normally based on the country of residence of the guarantor or collateral location, and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure on an ultimate risk basis at September 30, 2016, was the United Kingdom, which totaled $26.9 billion, or approximately 1% of our total assets, and included $3.5 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. Britain's vote to withdraw from the European Union (Brexit) in June 2016 did not have a material impact on our United Kingdom or other foreign exposure as of September 30, 2016. As the United Kingdom prepares for the negotiations on the terms of its exit from the European Union, we will be reviewing our capabilities in the region and plan to make any adjustments necessary and prudent for serving our customers. Our exposure to Canada, our second largest foreign country exposure on an ultimate risk basis, totaled $17.7 billion at September 30, 2016, up $2.6 billion from December 31, 2015, predominantly due to the GE Capital business acquisitions.

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

Table 14: Select Country Exposures

	September 30, 2016
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$3,522	16,743	7	3,557	—	3,096	3,529	23,396	26,925
Canada	1	16,190	71	567	—	836	72	17,593	17,665
Cayman Islands	—	4,597	—	—	—	237	—	4,834	4,834
Ireland	—	3,975	—	123	—	117	—	4,215	4,215
Germany	2,368	1,259	—	100	—	438	2,368	1,797	4,165
Bermuda	—	2,793	—	181	—	145	—	3,119	3,119
Australia	—	1,620	—	757	—	67	—	2,444	2,444
India	—	2,134	—	178	—	7	—	2,319	2,319
Netherlands	—	1,722	—	500	—	53	—	2,275	2,275
Brazil	—	1,880	—	11	—	8	—	1,899	1,899
France	—	840	—	919	—	91	—	1,850	1,850
China	—	1,732	(2)	77	8	1	6	1,810	1,816
South Korea	—	1,577	(2)	58	1	1	(1)	1,636	1,635
Switzerland	—	1,461	—	3	—	77	—	1,541	1,541
Mexico	193	1,262	1	16	—	8	194	1,286	1,480
Guernsey	—	1,463	—	(2)	—	1	—	1,462	1,462
Chile	—	1,435	—	5	—	9	—	1,449	1,449
Turkey	—	1,218	—	80	—	1	—	1,299	1,299
Luxembourg	—	977	—	153	—	15	—	1,145	1,145
Jersey, C.I.	—	790	—	236	—	29	—	1,055	1,055
Total top 20 country exposures	$6,084	65,668	75	7,519	9	5,237	6,168	78,424	84,592
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$2,368	8,773	—	1,795	—	714	2,368	11,282	13,650
Austria	—	595	—	—	—	1	—	596	596
Spain	—	302	—	84	—	9	—	395	395
Belgium	—	288	—	3	—	1	—	292	292
Other Eurozone exposure (6)	22	109	—	38	—	8	22	155	177
Total Eurozone exposure	$2,390	10,067	—	1,920	—	733	2,390	12,720	15,110

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $16 million in PCI loans, predominantly to customers in Germany and the Netherlands, and $947 million in defeased leases secured primarily by U.S. Treasury and government agency securities, or government guaranteed.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used to manage our U.S. and London-based cash credit trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2016, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $2.3 billion, which was offset by the notional amount of CDS purchased of $2.5 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $37.7 billion exposure to financial institutions and $42.2 billion to non-financial corporations at September 30, 2016.

(5)	Consists of exposure to Ireland, Germany, Netherlands, France and Luxembourg included in Top 20.

(6)
Includes non-sovereign exposure to Italy and Portugal in the amount of $114 million and $22 million, respectively, and no non-sovereign exposure in Greece. We had no sovereign debt exposure to Italy and Greece, and the exposure to Portugal was immaterial at September 30, 2016.

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

Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	September 30, 2016		December 31, 2015
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$278,689	85%	$273,869	84%
Real estate 1-4 family junior lien mortgage	48,105	15	53,004	16
Total real estate 1-4 family mortgage loans	$326,794	100%	$326,873	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 7% and 9% of total loans at September 30, 2016, and December 31, 2015, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 37% at September 30, 2016, as a result of our modification activities and customers exercising their option to convert to fixed payments. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2016 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2016, totaled $6.0 billion, or 2% of total non-PCI mortgages, compared with $8.3 billion, or 3%, at December 31, 2015. Loans with FICO scores lower than 640 totaled $17.6 billion, or 6% of total non-PCI mortgages at September 30, 2016, compared with $21.1 billion, or 7%, at December 31, 2015. Mortgages with a LTV/CLTV greater than 100% totaled $10.5 billion at September 30, 2016, or 3% of total non-PCI mortgages, compared with $15.1 billion, or 5%, at December 31, 2015. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans (including PCI loans) to borrowers in California represented approximately 12% of total loans at September 30, 2016, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2015 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$92,671	13,168	105,839	11%
New York	23,198	2,253	25,451	2
Florida	13,824	4,388	18,212	2
New Jersey	12,529	4,160	16,689	2
Virginia	7,456	2,780	10,236	1
Texas	8,491	810	9,301	1
Washington	7,615	1,105	8,720	1
Pennsylvania	5,761	2,565	8,326	1
North Carolina	6,086	2,217	8,303	1
Other (1)	64,511	14,617	79,128	8
Government insured/ guaranteed loans (2)	19,717	—	19,717	2
Real estate 1-4 family loans (excluding PCI)	261,859	48,063	309,922	32
Real estate 1-4 family PCI loans (3)	16,830	42	16,872	2
Total	$278,689	48,105	326,794	34%

(1)	Consists of 41 states; no state had loans in excess of $7.2 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Includes $11.7 billion in real estate 1-4 family mortgage PCI loans in California.

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $1.5 billion in third quarter 2016 and $4.8 billion in the first nine months of 2016, as we retained $15.9 billion and $43.9 billion in non-conforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs), in the third quarter and first nine months of 2016, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in third quarter 2016, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to 0.03% and 0.04% in the third quarter and first nine months of 2016, respectively, compared with 0.09% and 0.11% for the same periods a year ago. Nonaccrual loans were $5.3 billion at September 30, 2016, compared with $7.3 billion at December 31, 2015. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, have resulted in minimal losses to date and were approximately 72% of our total real estate 1-4 family first lien mortgage portfolio as of September 30, 2016.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.

Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
California	$92,671	88,367	1.29%	1.87	(0.08)	(0.09)	(0.07)	(0.05)	(0.05)
New York	23,198	20,962	2.03	3.07	0.07	0.11	0.12	0.08	0.13
Florida	13,824	14,068	3.73	5.14	(0.04)	(0.19)	0.03	0.02	0.16
New Jersey	12,529	11,825	3.79	5.68	0.37	0.42	0.44	0.33	0.38
Texas	8,491	8,153	2.21	2.80	0.06	0.09	0.10	0.02	—
Other	91,429	88,951	2.58	3.72	0.10	0.10	0.18	0.21	0.23
Total	242,142	232,326	2.15%	3.11	0.03	0.02	0.08	0.09	0.11
Government insured/guaranteed loans	19,717	22,353
PCI	16,830	19,190
Total first lien mortgages	$278,689	273,869
Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of September 30, 2016, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $21.4 billion at September 30, 2016, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 14% of the total Pick-a-Pay portfolio at September 30, 2016, compared with 51% at acquisition.

Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	September 30, 2016		2015		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$14,378	37%	$16,828	39%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	4,907	13	5,706	13	15,763	14
Full-term loan modifications	19,333	50	21,193	48	—	—
Total adjusted unpaid principal balance	$38,618	100%	$43,727	100%	$115,700	100%
Total carrying value	$33,999		39,065		95,315

(1)
Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Risk Management - Credit Risk Management (continued)

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

Table 19: Pick-a-Pay Portfolio (1)

	September 30, 2016
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$14,852	66%	$11,643	51%	$8,330	48%
Florida	1,701	76	1,266	55	1,740	61
New Jersey	697	80	509	57	1,142	67
New York	494	75	415	57	561	64
Texas	182	50	161	44	686	40
Other states	3,458	75	2,712	58	4,834	61
Total Pick-a-Pay loans	$21,384	69	$16,706	53	$17,293	54

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2016.

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

Since the Wachovia acquisition, we have completed over 135,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, including over 900 modifications in third quarter 2016. Pick-a-Pay loan modifications have resulted in over $6.1 billion of principal forgiveness. We have also provided interest rate reductions and loan term extensions of up to 40 years to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 70% of our Pick-a-Pay PCI adjusted unpaid principal balance as of September 30, 2016 has been modified.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. We regularly evaluate our estimates, of cash flows expected to be collected on our PCI loans. Our cash flows expected to be collected have been favorably affected over time by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. When we periodically update our cash flow estimates we have historically expected that the credit-stressed borrower characteristics and distressed collateral values associated with our Pick-a-Pay PCI loans would limit the ability of these borrowers to prepay their loans, thus increasing the future expected weighted-average life of the portfolio since acquisition. However, over the last several quarters we have observed a higher prepayment trend emerging in our Pick-a-Pay PCI loans portfolio. We attribute this favorable prepayment experience to the benefits of home price appreciation which has resulted in loan (unpaid principal balance) to value ratios reaching an important industry refinancing inflection point of below 80%. As a result, we have experienced an increased level of borrowers qualifying for products to refinance their loans which may not have previously been available to them. Therefore, for third quarter 2016, we revised our Pick-a-Pay PCI loan cash flow estimates to reflect our expectation that the modified portion of the portfolio will have significantly higher prepayments over the remainder of its life. The recent reductions in loan to value ratios and projections of sustained higher housing prices have reduced our loss estimates for this portfolio. The significant increase in expected prepayments lowered our estimated weighted-average life to approximately 7.6 years at September 30, 2016, from 11.5 years at June 30, 2016. Also, our revised cash flow estimates resulted in a $4.1 billion reduction in the accretable yield balance as of September 30, 2016, driven by a $4.9 billion reduction in expected cash flows resulting from the shorter estimated weighted-average life, partially offset by a transfer of $1.2 billion from nonaccretable difference to accretable yield due to the reduction in expected losses. Because the $1.2 billion transfer from nonaccretable difference to accretable yield resulted in a high amount of accretable yield relative to the shortened estimated weighted-average life, we expect the accretable yield percentage to be 8.22% for fourth quarter 2016, up from 6.68% at September 30, 2016.
Since acquisition, due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $8.3 billion from the nonaccretable difference to the accretable yield. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.
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
Table 20 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2015, predominantly reflects loan paydowns. As of September 30, 2016, 13% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.64% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 5% of the junior lien mortgage portfolio at September 30, 2016.

Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
California	$13,168	14,554	1.77%	2.03	(0.13)	0.07	0.27	0.12	0.21
Florida	4,388	4,823	2.21	2.45	0.56	0.76	0.79	0.51	1.02
New Jersey	4,160	4,462	2.89	3.06	0.96	1.10	0.84	0.77	1.23
Virginia	2,780	2,991	1.85	2.05	0.55	0.87	0.80	0.77	0.73
Pennsylvania	2,565	2,748	2.14	2.35	0.75	0.58	0.55	0.66	0.79
Other	21,002	23,357	1.96	2.24	0.51	0.53	0.63	0.68	0.70
Total	48,063	52,935	2.01%	2.27	0.40	0.49	0.57	0.52	0.64
PCI	42	69
Total junior lien mortgages	$48,105	53,004

Risk Management - Credit Risk Management (continued)

Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In September 2016, approximately 48% of these borrowers paid only the minimum amount due and approximately 46% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 35% paid only the minimum amount due and approximately 60% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $2.0 billion, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $67 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance September 30, 2016	Remainder of 2016	2017	2018	2019	2020	2021 and thereafter (1)	Amortizing
Junior lien lines and loans	$48,063	853	4,222	2,483	1,004	904	25,466	13,131
First lien lines	15,459	116	634	770	356	325	11,259	1,999
Total (2)(3)	$63,522	969	4,856	3,253	1,360	1,229	36,725	15,130
% of portfolios	100%	2	8	5	2	2	58	23

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $2.4 billion to $8.1 billion and averaging $6.1 billion per year.

(2)	Junior and first lien lines are mostly interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $66.6 billion at September 30, 2016.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $31 million, $281 million, $359 million, $346 million, $373 million and $963 million for 2016 2017, 2018, 2019, 2020, and 2021 and thereafter, respectively. Amortizing lines and loans include $133 million of end-of-term balloon payments, which are past due. At September 30, 2016, $503 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $737 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $35.0 billion at September 30, 2016, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 2.82% for third quarter 2016, compared with 2.71% for third quarter 2015 and 3.07% and 3.03% for the first nine months of 2016 and 2015, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $62.9 billion at September 30, 2016. The net charge-off rate (annualized) for our automobile portfolio was 0.87% for third quarter 2016, compared with 0.76% for third quarter 2015 and 0.77% and 0.66% for the first nine months of 2016 and 2015, respectively. The increase in net charge-offs in 2016 as compared with 2015 was consistent with trends in the automobile lending industry.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $40.2 billion at September 30, 2016, and primarily included student and security-based loans. Student loans totaled $12.5 billion at September 30, 2016. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.40% for third quarter 2016, compared with 1.35% for third quarter 2015 and 1.38% and 1.31% for the first nine months of 2016 and 2015, respectively.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $1.1 billion from second quarter 2016 to $12.0 billion with improvement across our consumer and commercial portfolios. Nonaccrual loans decreased $977 million from second quarter to $11.0 billion led by a $732 million decrease in consumer nonaccruals, which included the sale of nonaccrual loans during third quarter 2016. Foreclosed assets of $1.0 billion were down $97 million from second quarter 2016.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans are discharged in bankruptcy, regardless of their delinquency status.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$3,331	1.03%	$3,464	1.07%	$2,911	0.91%	$1,363	0.45%
Real estate mortgage	780	0.60	872	0.68	896	0.72	969	0.79
Real estate construction	59	0.25	59	0.25	63	0.27	66	0.30
Lease financing	92	0.49	112	0.59	99	0.52	26	0.21
Total commercial	4,262	0.86	4,507	0.91	3,969	0.81	2,424	0.53
Consumer:
Real estate 1-4 family first mortgage (1)	5,310	1.91	5,970	2.15	6,683	2.43	7,293	2.66
Real estate 1-4 family junior lien mortgage	1,259	2.62	1,330	2.67	1,421	2.77	1,495	2.82
Automobile	108	0.17	111	0.18	114	0.19	121	0.20
Other revolving credit and installment	47	0.12	45	0.11	47	0.12	49	0.13
Total consumer	6,724	1.45	7,456	1.61	8,265	1.80	8,958	1.95
Total nonaccrual loans (2)(3)(4)	10,986	1.14	11,963	1.25	12,234	1.29	11,382	1.24
Foreclosed assets:
Government insured/guaranteed (5)	282		321		386		446
Non-government insured/guaranteed	738		796		893		979
Total foreclosed assets	1,020		1,117		1,279		1,425
Total nonperforming assets	$12,006	1.25%	$13,080	1.37%	$13,513	1.43%	$12,807	1.40%
Change in NPAs from prior quarter	$(1,074)		(433)		706		(497)

(1)	Includes MHFS of $150 million, $155 million, $157 million, and $177 million at September 30, June 30 and March 31, 2016, and December 31, 2015, respectively.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

Risk Management - Credit Risk Management (continued)

Table 23 provides an analysis of the changes in nonaccrual loans.

Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial nonaccrual loans
Balance, beginning of period	$4,507	3,969	2,424	2,336	2,522
Inflows	1,180	1,936	2,291	793	382
Outflows:
Returned to accruing	(80)	(32)	(34)	(44)	(26)
Foreclosures	(1)	(6)	(4)	(72)	(32)
Charge-offs	(290)	(420)	(317)	(243)	(135)
Payments, sales and other (1)	(1,054)	(940)	(391)	(346)	(375)
Total outflows	(1,425)	(1,398)	(746)	(705)	(568)
Balance, end of period	4,262	4,507	3,969	2,424	2,336
Consumer nonaccrual loans
Balance, beginning of period	7,456	8,265	8,958	9,201	9,921
Inflows	868	829	964	1,226	1,019
Outflows:
Returned to accruing	(597)	(546)	(584)	(646)	(676)
Foreclosures	(85)	(85)	(98)	(89)	(99)
Charge-offs	(192)	(167)	(203)	(204)	(228)
Payments, sales and other (1)	(726)	(840)	(772)	(530)	(736)
Total outflows	(1,600)	(1,638)	(1,657)	(1,469)	(1,739)
Balance, end of period	6,724	7,456	8,265	8,958	9,201
Total nonaccrual loans	$10,986	11,963	12,234	11,382	11,537

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2016:

•
94% of total commercial nonaccrual loans and over 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 98% are secured by real estate and 78% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $463 million and $2.3 billion have already been recognized on 13% of commercial nonaccrual loans and 48% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	88% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	the risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$1.7 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.6 billion were current.

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

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 24: Foreclosed Assets

(in millions)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Summary by loan segment
Government insured/guaranteed	$282	321	386	446	502
PCI loans:
Commercial	98	124	142	152	297
Consumer	88	91	97	103	126
Total PCI loans	186	215	239	255	423
All other loans:
Commercial	298	313	357	384	437
Consumer	254	268	297	340	405
Total all other loans	552	581	654	724	842
Total foreclosed assets	$1,020	1,117	1,279	1,425	1,767
Analysis of changes in foreclosed assets
Balance, beginning of period	$1,117	1,279	1,425	1,767	1,958
Net change in government insured/guaranteed (1)	(39)	(65)	(60)	(56)	(86)
Additions to foreclosed assets (2)	261	281	290	327	325
Reductions:
Sales	(421)	(405)	(390)	(719)	(468)
Write-downs and gains (losses) on sales	102	27	14	106	38
Total reductions	(319)	(378)	(376)	(613)	(430)
Balance, end of period	$1,020	1,117	1,279	1,425	1,767

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA. Transfers from government insured/guaranteed loans to foreclosed assets amounted to $110 million, $45 million, $61 million, $46 million and $38 million for the quarters ended September 30, June 30 and March 31, 2016, and December 31 and September 30, 2015, respectively.

(2)	Predominantly include loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.
Foreclosed assets at September 30, 2016, included $604 million of foreclosed residential real estate, of which 47% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $416 million has been written down to estimated net realizable value. Foreclosed assets at September 30, 2016 decreased compared with December 31, 2015. Of the $1.0 billion in foreclosed assets at September 30, 2016, 53% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Commercial and industrial	$2,445	1,951	1,606	1,123	999
Real estate mortgage	1,256	1,324	1,364	1,456	1,623
Real estate construction	95	106	116	125	207
Lease financing	8	5	6	1	1
Total commercial TDRs	3,804	3,386	3,092	2,705	2,830
Consumer:
Real estate 1-4 family first mortgage	14,761	15,518	16,299	16,812	17,193
Real estate 1-4 family junior lien mortgage	2,144	2,214	2,261	2,306	2,336
Credit Card	294	291	295	299	307
Automobile	89	92	97	105	109
Other revolving credit and installment	93	86	81	73	63
Trial modifications	348	364	380	402	421
Total consumer TDRs (1)	17,729	18,565	19,413	19,997	20,429
Total TDRs	$21,533	21,951	22,505	22,702	23,259
TDRs on nonaccrual status	$6,429	6,404	6,484	6,506	6,709
TDRs on accrual status (1)	15,104	15,547	16,021	16,196	16,550
Total TDRs	$21,533	21,951	22,505	22,702	23,259

(1)
TDR loans include $1.6 billion, $1.7 billion, $1.8 billion, $1.8 billion, and $1.8 billion at September 30, June 30, and March 31, 2016, and December 31, and September 30, 2015, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $2.4 billion and $2.7 billion at September 30, 2016, and December 31, 2015, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
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

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Balance, beginning of quarter	$3,386	3,092	2,705	2,830	2,786
Inflows (1)	914	797	866	474	573
Outflows
Charge-offs	(76)	(153)	(124)	(109)	(86)
Foreclosures	(2)	—	(1)	(64)	(30)
Payments, sales and other (2)	(418)	(350)	(354)	(426)	(413)
Balance, end of quarter	3,804	3,386	3,092	2,705	2,830
Consumer:
Balance, beginning of quarter	18,565	19,413	19,997	20,429	21,008
Inflows (1)	542	508	661	672	753
Outflows
Charge-offs	(65)	(38)	(67)	(73)	(79)
Foreclosures	(230)	(217)	(238)	(226)	(226)
Payments, sales and other (2)	(1,067)	(1,085)	(917)	(786)	(998)
Net change in trial modifications (3)	(16)	(16)	(23)	(19)	(29)
Balance, end of quarter	17,729	18,565	19,413	19,997	20,429
Total TDRs	$21,533	21,951	22,505	22,702	23,259

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarter ended December 31, 2015, while no loans were removed from TDR classification for the quarters ended September 30, June 30, and March 31, 2016, and September 30, 2015.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2016, were down $128 million, or 13%, from December 31, 2015, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages and the U.S. Department of Education for student loans under the Federal Family Education Loan Program (FFELP) were $11.2 billion at September 30, 2016, down from $13.4 billion at December 31, 2015, due to seasonally lower delinquencies.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Total (excluding PCI (1)):	$12,068	12,385	13,060	14,380	14,405
Less: FHA insured/VA guaranteed (2)(3)	11,198	11,577	12,233	13,373	13,500
Less: Student loans guaranteed under the FFELP (4)	17	20	24	26	33
Total, not government insured/guaranteed	$853	788	803	981	872
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$47	36	24	97	53
Real estate mortgage	4	22	8	13	24
Real estate construction	—	—	2	4	—
Total commercial	51	58	34	114	77
Consumer:
Real estate 1-4 family first mortgage (3)	171	169	167	224	216
Real estate 1-4 family junior lien mortgage (3)	54	52	55	65	61
Credit card	392	348	389	397	353
Automobile	81	64	55	79	66
Other revolving credit and installment	104	97	103	102	99
Total consumer	802	730	769	867	795
Total, not government insured/guaranteed	$853	788	803	981	872

(1)	PCI loans totaled $2.2 billion, $2.4 billion, $2.7 billion, $2.9 billion, and $3.2 billion at September 30, June 30, and March 31, 2016, and December 31, and September 30, 2015, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Sep 30, 2016		Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$259	0.32%	$368	0.46%	$273	0.36%	$215	0.29%	$122	0.17%
Real estate mortgage	(28)	(0.09)	(20)	(0.06)	(29)	(0.10)	(19)	(0.06)	(23)	(0.08)
Real estate construction	(18)	(0.32)	(3)	(0.06)	(8)	(0.13)	(10)	(0.18)	(8)	(0.15)
Lease financing	2	0.04	12	0.27	1	0.01	1	0.01	3	0.11
Total commercial	215	0.17	357	0.29	237	0.20	187	0.16	94	0.08
Consumer:
Real estate 1-4 family first mortgage	20	0.03	14	0.02	48	0.07	50	0.07	62	0.09
Real estate 1-4 family junior lien mortgage	49	0.40	62	0.49	74	0.57	70	0.52	89	0.64
Credit card	245	2.82	270	3.25	262	3.16	243	2.93	216	2.71
Automobile	137	0.87	90	0.59	127	0.85	135	0.90	113	0.76
Other revolving credit and installment	139	1.40	131	1.32	138	1.42	146	1.49	129	1.35
Total consumer	590	0.51	567	0.49	649	0.57	644	0.56	609	0.53
Total	$805	0.33%	$924	0.39%	$886	0.38%	$831	0.36%	$703	0.31%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for third quarter 2016 and the previous four quarters. Net charge-offs in third quarter 2016 were $805 million (0.33% of average total loans outstanding) compared with $703 million (0.31%) in third quarter 2015.
The increase in commercial and industrial net charge-offs from third quarter 2015 reflected higher oil and gas portfolio losses. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs decreased slightly from the prior year.

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
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Sep 30, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,723	34%	$4,231	33%	$3,506	32%	$3,040	29%	$2,789	28%
Real estate mortgage	1,199	14	1,264	13	1,576	13	2,157	14	2,284	13
Real estate construction	1,269	2	1,210	3	1,097	2	775	2	552	2
Lease financing	178	2	167	1	198	1	131	1	89	2
Total commercial	7,369	52	6,872	50	6,377	48	6,103	46	5,714	45
Consumer:
Real estate 1-4 family first mortgage	1,513	29	1,895	30	2,878	31	4,087	32	6,100	31
Real estate 1-4 family junior lien mortgage	892	5	1,223	6	1,566	7	2,534	8	3,462	10
Credit card	1,518	4	1,412	4	1,271	4	1,224	3	1,234	3
Automobile	739	6	529	6	516	6	475	6	417	6
Other revolving credit and installment	663	4	581	4	561	4	548	5	550	5
Total consumer	5,325	48	5,640	50	6,792	52	8,868	54	11,763	55
Total	$12,694	100%	$12,512	100%	$13,169	100%	$14,971	100%	$17,477	100%

	Sep 30, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
Components:
Allowance for loan losses	$11,583		11,545		12,319		14,502		17,060
Allowance for unfunded credit commitments	1,111		967		850		469		417
Allowance for credit losses	$12,694		12,512		13,169		14,971		17,477
Allowance for loan losses as a percentage of total loans	1.20%		1.26		1.43		1.76		2.13
Allowance for loan losses as a percentage of total net charge-offs (1)	362		399		418		322		189
Allowance for credit losses as a percentage of total loans	1.32		1.37		1.53		1.82		2.19
Allowance for credit losses as a percentage of total nonaccrual loans	116		110		103		96		85

(1)	Total net charge-offs are annualized for quarter ended September 30, 2016.

In addition to the allowance for credit losses, there was $936 million at September 30, 2016, and $1.9 billion at December 31, 2015, of nonaccretable difference to absorb losses for PCI loans, which totaled $17.7 billion at September 30, 2016. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Our nonaccrual loans consisted primarily of real estate 1-4 family first and junior lien mortgage loans at September 30, 2016.
The allowance for credit losses increased $182 million, or 1%, from December 31, 2015, due to an increase in our commercial allowance reflecting deterioration in the oil and gas portfolio, and loan growth in the commercial, automobile and credit card portfolios, partially offset by continued improvement in the residential real estate portfolios. Total provision for credit losses was $805 million in third quarter 2016, compared with $703 million in third quarter 2015. The increase in the provision for credit losses reflected deterioration in the oil and gas portfolio as well as the growth in the loan portfolios mentioned above.
We believe the allowance for credit losses of $12.7 billion at September 30, 2016, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. Approximately $1.4 billion of the allowance at September 30, 2016 was allocated to our oil and gas portfolio, compared with $1.2 billion at December 31, 2015. This represented 8.8% and 6.7% of total oil and gas loans outstanding at September 30, 2016, and December 31, 2015, respectively. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.6 trillion in the residential mortgage loan servicing portfolio at September 30, 2016, 95% was current and less than 2% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.63% at September 30, 2016, compared with 5.18% at December 31, 2015. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2016, was $57 million, representing 298 loans, down from a year ago both in number of outstanding loans and in total dollar balances as we observed a decline in new demands, continued to work through the outstanding demands and mortgage insurance rescissions, and resolved certain exposures.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $239 million at September 30, 2016, and $378 million at December 31, 2015. In third quarter 2016, we released $13 million, which increased net gains on mortgage loan origination/sales activities, compared with a release of $6 million in third quarter 2015. The release in third quarter 2016 was due to a re-estimation of our liability based on recently observed trends. We incurred net losses on repurchased loans and investor reimbursements totaling $3 million in third quarter 2016, compared with $13 million in third quarter 2015.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $191 million at September 30, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2015 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. In connection with our servicing activities, we have entered into various settlements with federal and state regulators to resolve certain alleged servicing issues and practices. In general, these settlements required us to provide customers with loan modification relief, refinancing relief, and foreclosure prevention and assistance, as well as imposed certain monetary penalties on us.
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
As of September 30, 2016, our most recent simulations estimate earnings at risk over the next 24 months under a range of both lower and higher interest rates. The results of the simulations are summarized in Table 30, indicating cumulative net income after tax earnings sensitivity relative to the most likely earnings plan over the 24 month horizon (a positive range indicates a beneficial earnings sensitivity measurement relative to the most likely earnings plan and a negative range indicates a detrimental earnings sensitivity relative to the most likely earnings plan).
Table 30: Earnings Sensitivity Over 24 Month Horizon Relative to Most Likely Earnings Plan

	Most	Lower rates		Higher rates
	likely	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Ending rates:
Federal funds	1.84%	0.25	1.64	2.10	5.25
10-year treasury (1)	2.97	1.55	2.47	3.47	5.90
Earnings relative to most likely	N/A	(2)-(3)%	(2)-(3)	0-5	0-5

(1)	U.S. Constant Maturity Treasury Rate

We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2016, and December 31, 2015, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
The total carrying value of our residential and commercial MSRs was $11.8 billion at September 30, 2016, and $13.7 billion at December 31, 2015. The weighted-average note rate on our portfolio of loans serviced for others was 4.28% at September 30, 2016, and 4.37% at December 31, 2015. The carrying value of our total MSRs represented 0.69% of mortgage loans serviced for others at September 30, 2016, and 0.77% at December 31, 2015.

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
Table 31 presents total revenue from trading activities.

Table 31: Net gains (losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest income (1)	$593	485	1,761	1,413
Less: Interest expense (2)	88	89	260	269
Net interest income	505	396	1,501	1,144
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	348	168	947	723
Economic hedges and other (4)	67	(194)	(4)	(208)
Total net gains from trading activities	415	(26)	943	515
Total trading-related net interest and noninterest income	$920	370	2,444	1,659

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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
Table 33 shows the Company’s Trading General VaR by risk category. As presented in the table, average Company Trading General VaR was $22 million for the quarter ended September 30, 2016, compared with $21 million for the quarter ended June 30, 2016. The increase was primarily driven by changes in portfolio composition.

Table 33: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2016				June 30, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$15	17	14	20	16	15	12	18
Interest rate	12	11	5	17	15	10	5	19
Equity	16	16	15	17	14	15	11	19
Commodity	1	2	1	3	1	2	1	3
Foreign exchange	1	1	1	2	1	1	—	2
Diversification benefit (1)	(22)	(25)			(27)	(22)
Company Trading General VaR	$23	22			20	21

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
Table 34 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $13 million for the quarter ended September 30, 2016, compared with $27 million for the quarter ended June 30, 2016. The decrease was primarily driven by changes in portfolio composition.

Table 34: Regulatory 10-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2016				June 30, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$30	27	20	33	31	25	18	35
Interest rate	28	26	9	43	42	27	18	56
Equity (1)	4	2	0	5	6	4	1	8
Commodity	5	7	4	13	8	6	3	11
Foreign exchange	2	2	1	4	1	3	1	9
Diversification benefit (2)	(49)	(51)			(64)	(38)
Wholesale Regulatory General VaR	$20	13	7	21	24	27	17	39
Company Regulatory General VaR	20	13	6	24	21	27	16	41

(1)	The low in the Wholesale equity risk category was driven by equity option positions that reduced potential trading losses.

(2)
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

Asset/Liability Management (continued)

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
Table 35 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended September 30, 2016. For the Incremental Risk Charge, the required capital for market risk at quarter end equals the average for the quarter.

Table 35: Market Risk Regulatory Capital Modeled Components

	Quarter ended September 30, 2016				September 30, 2016
(in millions)	Average	Low	High	Period end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$97	68	116	100	292	3,653
Total Stressed VaR	329	231	459	411	988	12,347
Incremental Risk Charge	259	213	308	238	259	3,238

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 36 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at September 30, 2016, and December 31, 2015.
Table 36: Covered Securitization Positions by Exposure Type (Net Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO
September 30, 2016
Securitization exposure:
Securities	$957	411	740	613
Derivatives	4	6	1	(10)
Total	$961	417	741	603
December 31, 2015
Securitization exposure:
Securities	$962	402	571	667
Derivatives	15	6	2	(21)
Total	$977	408	573	646

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
Table 37 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of September 30, 2016, and December 31, 2015. The market RWAs are calculated as the sum of the components in the table below.

Table 37: Market Risk Regulatory Capital and RWAs

	September 30, 2016		December 31, 2015
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$292	3,653	188	2,350
Total Stressed VaR	988	12,347	773	9,661
Incremental Risk Charge	259	3,238	309	3,864
Securitized Products Charge	615	7,683	616	7,695
Standardized Specific Risk Charge	1,357	16,963	1,048	13,097
De minimis Charges (positions not included in models)	93	1,170	19	243
Total	$3,604	45,054	2,953	36,910

RWA Rollforward  Table 38 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first nine months and third quarter of 2016.
Table 38: Analysis of Changes in Market Risk Regulatory Capital and RWAs

(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2015	$2,953	36,910
Total VaR	104	1,302
Total Stressed VaR	215	2,686
Incremental Risk Charge	(50)	(626)
Securitized Products Charge	(1)	(12)
Standardized Specific Risk Charge	309	3,866
De minimis Charges	74	928
Balance, September 30, 2016	$3,604	45,054

Balance, June 30, 2016	$2,817	35,207
Total VaR	96	1,198
Total Stressed VaR	301	3,761
Incremental Risk Charge	(17)	(212)
Securitized Products Charge	166	2,081
Standardized Specific Risk Charge	155	1,936
De minimis Charges	86	1,083
Balance, September 30, 2016	$3,604	45,054

The largest contributor to the changes to market risk regulatory capital and RWAs in third quarter and first nine months of 2016 were associated with changes in positions due to normal trading activity. RWAs in third quarter 2016 primarily increased from an increase in index trading.

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
Table 39 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended September 30, 2016. The Company’s average Total VaR for third quarter 2016 was $32 million with a low of $23 million and a high of $38 million. The increase in Total 1-day VaR is attributable to index trading activity.

Asset/Liability Management (continued)

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
In conjunction with the March 2008 initial public offering (IPO) of Visa, Inc. (Visa), we received approximately 20.7 million shares of Visa Class B common stock, the class which was apportioned to member banks of Visa at the time of the IPO. To manage our exposure to Visa and realize the value of the appreciated Visa shares, we incrementally sold these shares through a series of sales over the past few years, thereby eliminating this position as of September 30, 2015. As part of these sales, we agreed to compensate the buyer for any additional contributions to a litigation settlement fund for the litigation matters associated with the Class B shares we sold. Our exposure to this retained litigation risk has been updated quarterly and is reflected on our balance sheet. For additional information about the associated litigation matters, see the "Interchange Litigation" section in Note 15 (Legal Actions) to Financial Statements in the 2015 Form 10-K as supplemented by Note 11 (Legal Actions) to Financial Statements in our 2016 Quarterly Reports on Form
10-Q.
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
Table 40 provides information regarding our marketable and nonmarketable equity investments as of September 30, 2016, and December 31, 2015.

Table 40: Nonmarketable and Marketable Equity Investments

(in millions)	Sep 30, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	$6,072	4,814
Private equity	1,459	1,626
Auction rate securities	546	595
Total cost method	8,077	7,035
Equity method:
LIHTC (1)	9,228	8,314
Private equity	3,674	3,300
Tax-advantaged renewable energy	1,599	1,625
New market tax credit and other	312	408
Total equity method	14,813	13,647
Fair value (2)	3,441	3,065
Total nonmarketable equity investments (3)	$26,331	23,747
Marketable equity securities:
Cost	$751	1,058
Net unrealized gains	482	579
Total marketable equity securities (4)	$1,233	1,637

(1)	Represents low income housing tax credit investments.

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

Table 41: Primary Sources of Liquidity

	September 30, 2016			December 31, 2015
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$224,438	—	224,438	$220,409	—	220,409
Securities of U.S. Treasury and federal agencies	73,267	5,193	68,074	81,417	6,462	74,955
Mortgage-backed securities of federal agencies (1)	184,363	65,582	118,781	132,967	74,778	58,189
Total	$482,068	70,775	411,293	$434,793	81,240	353,553

(1)	Included in encumbered securities at September 30, 2016, were securities with a fair value of $9.4 billion which were purchased in September 2016, but settled in October 2016.

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
Deposits have historically provided a sizeable source of relatively low-cost funds. Deposits were 133% of total loans at

Asset/Liability Management (continued)

both September 30, 2016 and December 31, 2015. Additional funding is provided by long-term debt and short-term borrowings.

Table 42 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Table 42: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$108,468	104,812	92,875	82,948	74,652
Commercial paper	123	154	519	334	393
Other short-term borrowings	16,077	15,292	14,309	14,246	13,024
Total	$124,668	120,258	107,703	97,528	88,069
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$101,252	97,702	93,502	88,949	79,445
Commercial paper	137	326	442	414	484
Other short-term borrowings	14,839	13,820	13,913	13,552	10,428
Total	$116,228	111,848	107,857	102,915	90,357
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$108,468	104,812	98,718	89,800	80,961
Commercial paper (2)	138	451	519	461	510
Other short-term borrowings (3)	16,077	15,292	14,593	14,246	13,024

(1)	Highest month-end balance in each of the last five quarters was in September, June and February 2016, and October and August 2015.

(2)	Highest month-end balance in each of the last five quarters was in July, April and March 2016, and November and July 2015.

(3)	Highest month-end balance in each of the last five quarters was in September, June and February 2016, and December and September 2015.
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $254.8 billion at September 30, 2016, increased $55.3 billion from December 31, 2015, including $24.4 billion in Parent issuances that are anticipated to be TLAC eligible. We issued $19.7 billion of long-term debt in third quarter 2016, including $9.2 billion that we anticipate will be TLAC eligible. For more information regarding TLAC, see the "Capital Management – Other Regulatory Capital Matters" section in this Report. Table 43 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2016 and the following years thereafter, as of September 30, 2016.

Table 43: Maturity of Long-Term Debt

	September 30, 2016
(in millions)	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$4,049	13,127	7,916	6,555	13,351	62,977	107,975
Subordinated notes	1,657	—	588	—	—	26,807	29,052
Junior subordinated notes	—	—	—	—	—	1,817	1,817
Total long-term debt - Parent	$5,706	13,127	8,504	6,555	13,351	91,601	138,844
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$4,146	9,436	28,955	22,189	11,011	8,181	83,918
Subordinated notes	—	1,339	—	—	—	5,741	7,080
Junior subordinated notes	—	—	—	—	—	330	330
Securitizations and other bank debt	1,490	4,266	2,010	612	572	10,991	19,941
Total long-term debt - Bank	$5,636	15,041	30,965	22,801	11,583	25,243	111,269
Other consolidated subsidiaries
Senior notes	$—	1,142	778	1,161	—	1,412	4,493
Junior subordinated notes	—	—	—	—	—	155	155
Securitizations and other bank debt	—	1	73	—	—	—	74
Total long-term debt - Other consolidated subsidiaries	$—	1,143	851	1,161	—	1,567	4,722
Total long-term debt	$11,342	29,311	40,320	30,517	24,934	118,411	254,835

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In May 2014, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of September 30, 2016, the Parent was authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt. At September 30, 2016, the Parent had available $40.5 billion in short-term debt issuance authority and $29.5 billion in long-term debt issuance authority. In October 2016, the Board decreased the Parent’s short-term debt issuance authority from $60 billion to $50 billion and increased the Parent’s long-term debt issuance authority from $170 billion to $180 billion. The Parent’s debt issuance authority granted by the Board includes short-term and long-term debt issued to affiliates. During the first nine months of 2016, the Parent issued $23.9 billion of senior notes, of which $15.8 billion were registered with the SEC. The Parent issued $2.0 billion of subordinated notes during the first nine months of 2016, all of which were registered with the SEC. In addition, in October 2016, the Parent issued $6.3 billion of senior notes, all of which were registered with the SEC.
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

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt. At September 30, 2016, Wells Fargo Bank, N.A. had available $100 billion in short-term debt issuance authority and $34.5 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At September 30, 2016, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $41.0 billion in long-term senior or subordinated notes. During the first nine months of 2016, Wells Fargo Bank, N.A. issued $10.0 billion of unregistered senior notes, of which $9.0 billion were issued under the bank note program. In addition, during the first nine months of 2016, Wells Fargo Bank, N.A. executed advances of $31.6 billion with the Federal Home Loan Bank of Des Moines, and as of September 30, 2016, Wells Fargo Bank, N.A. had outstanding advances of $68.7 billion across the Federal Home Loan Bank System.

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
On October 4, 2016, Fitch Ratings ("Fitch") affirmed the Company's ratings and revised the rating outlook to negative from stable. Fitch noted that the outlook was revised given the uncertain impact to the Company's franchise following the regulatory settlements regarding sales practices in the retail bank. On October 18, 2016, Standard and Poor's (S&P) also affirmed the Company's ratings and revised the rating outlook to negative from stable, noting similar concerns. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2016, are presented in Table 44.

Table 44: Credit Ratings as of September 30, 2016

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

Asset/Liability Management (continued)

the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of dividends as well as the issuance of preferred stock and long and short-term debt. Retained earnings increased $9.4 billion from December 31, 2015, predominantly from Wells Fargo net income of $16.7 billion, less common and preferred stock dividends of $7.0 billion. During third quarter 2016, we issued 13.7 million shares of common stock, and repurchased 38.3 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $1.8 billion. We also entered into a $750 million forward repurchase contract with an unrelated third party in October 2016 that is expected to settle in first quarter 2017 for approximately 17 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2014 data, our 2016 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 10.71% exceeded the minimum of 9.0% by 171 basis points at September 30, 2016.

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
Table 45 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at September 30, 2016 and December 31, 2015. As of September 30, 2016, our CET1 and tier 1 capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 45: Capital Components and Ratios (Fully Phased-In) (1)

		September 30, 2016				December 31, 2015
(in millions)		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)	$147,830		147,830		142,367		142,367
Tier 1 Capital	(B)	170,528		170,528		162,810		162,810
Total Capital	(C)	199,360		210,586		190,374		200,750
Risk-Weighted Assets	(D)	1,332,796		1,380,006		1,282,849		1,321,703
Common Equity Tier 1 Capital Ratio	(A)/(D)	11.09%		10.71	*	11.10		10.77	*
Tier 1 Capital Ratio	(B)/(D)	12.79		12.36	*	12.69		12.32	*
Total Capital Ratio	(C)/(D)	14.96	*	15.26		14.84	*	15.19
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
Fully phased-in regulatory capital amounts, ratios and RWAs are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 46 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our regulatory capital amounts to GAAP financial measures.

Capital Management (continued)

Table 46 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at September 30, 2016 and December 31, 2015.

Table 46: Risk-Based Capital Calculation and Components

		September 30, 2016		December 31, 2015
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$203,958	203,958	193,891	193,891
Adjustments:
Preferred stock		(24,594)	(24,594)	(22,214)	(22,214)
Additional paid-in capital on ESOP preferred stock		(130)	(130)	(110)	(110)
Unearned ESOP shares		1,612	1,612	1,362	1,362
Noncontrolling interests		(930)	(930)	(893)	(893)
Total common stockholders' equity		179,916	179,916	172,036	172,036
Adjustments:
Goodwill		(26,688)	(26,688)	(25,529)	(25,529)
Certain identifiable intangible assets (other than MSRs)		(3,001)	(3,001)	(3,167)	(3,167)
Other assets (1)		(2,230)	(2,230)	(2,074)	(2,074)
Applicable deferred taxes (2)		1,832	1,832	2,071	2,071
Investment in certain subsidiaries and other		(1,999)	(1,999)	(970)	(970)
Common Equity Tier 1 (Fully Phased-In)		147,830	147,830	142,367	142,367
Effect of Transition Requirements		1,015	1,015	1,880	1,880
Common Equity Tier 1 (Transition Requirements)		$148,845	148,845	144,247	144,247

Common Equity Tier 1 (Fully Phased-In)		$147,830	147,830	142,367	142,367
Preferred stock		24,594	24,594	22,214	22,214
Additional paid-in capital on ESOP preferred stock		130	130	110	110
Unearned ESOP shares		(1,612)	(1,612)	(1,362)	(1,362)
Other		(414)	(414)	(519)	(519)
Total Tier 1 capital (Fully Phased-In)	(A)	170,528	170,528	162,810	162,810
Effect of Transition Requirements		963	963	1,774	1,774
Total Tier 1 capital (Transition Requirements)		$171,491	171,491	164,584	164,584

Total Tier 1 capital (Fully Phased-In)		$170,528	170,528	162,810	162,810
Long-term debt and other instruments qualifying as Tier 2		27,687	27,687	25,818	25,818
Qualifying allowance for credit losses (3)		1,468	12,694	2,136	12,512
Other		(323)	(323)	(390)	(390)
Total Tier 2 capital (Fully Phased-In)	(B)	28,832	40,058	27,564	37,940
Effect of Transition Requirements		1,859	1,859	3,005	3,005
Total Tier 2 capital (Transition Requirements)		$30,691	41,917	30,569	40,945

Total qualifying capital (Fully Phased-In)	(A)+(B)	$199,360	210,586	190,374	200,750
Total Effect of Transition Requirements		2,822	2,822	4,779	4,779
Total qualifying capital (Transition Requirements)		$202,182	213,408	195,153	205,529

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$990,754	1,334,952	989,639	1,284,793
Market risk		45,054	45,054	36,910	36,910
Operational risk		296,988	N/A	256,300	N/A
Total RWAs (Fully Phased-In)		$1,332,796	1,380,006	1,282,849	1,321,703
Credit risk		$971,038	1,316,351	969,972	1,266,238
Market risk		45,054	45,054	36,910	36,910
Operational risk		296,988	N/A	256,300	N/A
Total RWAs (Transition Requirements)		$1,313,080	1,361,405	1,263,182	1,303,148

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

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

Table 47 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2016.

Table 47: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2015	$142,367
Net income	15,501
Common stock dividends	(5,752)
Common stock issued, repurchased, and stock compensation-related items	(3,707)
Goodwill	(1,160)
Certain identifiable intangible assets (other than MSRs)	167
Other assets (1)	(156)
Applicable deferred taxes (2)	(240)
Investment in certain subsidiaries and other	810
Change in Common Equity Tier 1	5,463
Common Equity Tier 1 (Fully Phased-In) at September 30, 2016	$147,830

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 48 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2016.

Table 48: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2015	$1,282,849	1,321,703
Net change in credit risk RWAs	1,115	50,159
Net change in market risk RWAs	8,144	8,144
Net change in operational risk RWAs	40,688	N/A
Total change in RWAs	49,947	58,303
RWAs (Fully Phased-In) at September 30, 2016	1,332,796	1,380,006
Effect of Transition Requirements	(19,716)	(18,601)
RWAs (Transition Requirements) at September 30, 2016	$1,313,080	1,361,405

Capital Management (continued)

TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity investments but excluding mortgage servicing rights), net of applicable deferred taxes. These tangible common equity ratios are as follows:

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
Table 49 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 49: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2016	Jun 30, 2016	Sep 30, 2015	Sep 30, 2016	Jun 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Total equity		$203,958	202,661	194,043	203,883	201,003	192,203	200,502	190,424
Adjustments:
Preferred stock		(24,594)	(24,830)	(22,424)	(24,813)	(24,091)	(21,807)	(24,291)	(21,481)
Additional paid-in capital on ESOP preferred stock		(130)	(150)	(128)	(148)	(168)	(147)	(172)	(142)
Unearned ESOP shares		1,612	1,868	1,590	1,850	2,094	1,818	2,150	1,764
Noncontrolling interests		(930)	(916)	(992)	(927)	(984)	(1,012)	(938)	(1,071)
Total common stockholders' equity	(A)	179,916	178,633	172,089	179,845	177,854	171,055	177,251	169,494
Adjustments:
Goodwill		(26,688)	(26,963)	(25,684)	(26,979)	(27,037)	(25,703)	(26,696)	(25,703)
Certain identifiable intangible assets (other than MSRs)		(3,001)	(3,356)	(3,479)	(3,145)	(3,600)	(3,636)	(3,383)	(3,953)
Other assets (1)		(2,230)	(2,110)	(1,742)	(2,131)	(2,096)	(1,757)	(2,097)	(1,542)
Applicable deferred taxes (2)		1,832	1,906	2,168	1,855	1,934	2,200	1,973	2,344
Tangible common equity	(B)	$149,829	148,110	143,352	149,445	147,055	142,159	147,048	140,640
Common shares outstanding	(C)	5,023.9	5,048.5	5,108.5	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	5,243	5,173	5,443	15,501	16,267
Book value per common share	(A)/(C)	$35.81	35.38	33.69	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	29.82	29.34	28.06	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.60%	11.70	12.62	11.68	12.83
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.96	14.15	15.19	14.08	15.46

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Quarter and nine months ended net income applicable to common stock is annualized for the respective ROE and ROTCE ratios.

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At September 30, 2016, our SLR for the Company was 7.7% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 50 for information regarding the calculation and components of the SLR.
Table 50: Fully Phased-In SLR

(in millions)	September 30, 2016
Tier 1 capital	$170,528
Total average assets	1,914,586
Less: deductions from Tier 1 capital	30,712
Total adjusted average assets	1,883,874
Adjustments:
Derivative exposures	64,792
Repo-style transactions	4,608
Other off-balance sheet exposures	259,075
Total adjustments	328,475
Total leverage exposure	$2,212,349
Supplementary leverage ratio	7.7%
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
In addition to CCAR, federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic

Capital Management (continued)

and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB, and disclosed a summary of the results in November 2016.

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
In January 2016, the Board authorized the repurchase of 350 million shares of our common stock. At September 30, 2016, we had remaining authority to repurchase approximately 292 million shares, subject to regulatory and legal conditions. For more information about share repurchases during third quarter 2016, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At September 30, 2016, there were 33,137,573 warrants outstanding, exercisable at $33.840 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Reform
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the "Regulatory Reform" and "Risk Factors" sections in our 2015 Form 10-K and the "Regulatory Reform" section in our 2016 First and Second Quarter Reports on Form 10-Q.

REGULATION OF CONSUMER FINANCIAL PRODUCTS The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect them from hidden fees and unfair or abusive practices. With respect to residential mortgage lending, the CFPB issued a number of final rules in 2013 implementing new origination, notification and other requirements that generally became effective in January 2014. In November 2013, the CFPB also finalized rules integrating disclosures required of lenders and settlement agents under the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA). These rules, which became effective in October 2015, combine existing separate disclosure forms under the TILA and RESPA into new integrated forms and provide additional limitations on the fees and charges that may be increased from the estimates provided by lenders. In October 2015, the CFPB finalized amendments to the rule implementing the Home Mortgage Disclosure Act, resulting in a significant expansion of the data points lenders will be required to collect beginning January 1, 2018 and report to the CFPB beginning January 1, 2019. The CFPB also expanded the transactions covered by the rule and increased the reporting frequency from annual to quarterly for large volume lenders, such as Wells Fargo, beginning January 1, 2020. With respect to other financial products, in October 2016, the CFPB finalized rules, most of which become effective on October 1, 2017, to make prepaid cards subject to similar consumer protections as those provided by more traditional debit and credit cards such as fraud protection and expanded access to account information.
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
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. The FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in March 2016, issued a final rule to meet this DRR level. The final rule, which became effective on July 1, 2016, imposes on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per

$100 of their assessment base, after making certain adjustments. The surcharge is in addition to the base assessments paid by the affected institutions and could significantly increase the overall amount of their deposit insurance assessments. The FDIC expects the surcharge to be in effect for approximately two years, however, if the DIF reserve ratio does not reach 1.35% by December 31, 2018, the final rule provides that the FDIC will impose a shortfall assessment on any bank that was subject to the surcharge. In addition to ensuring that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2020, the FDIC Board has also finalized a comprehensive, long-range plan for DIF management, whereby the DRR has been targeted at 2%.

"LIVING WILL" REQUIREMENTS AND RELATED MATTERS Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills”, that would facilitate their resolution in the event of material distress or failure. Under the rules, resolution plans are required to provide strategies for resolution under the Bankruptcy Code and other applicable insolvency regimes that can be accomplished in a reasonable period of time and in a manner that mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. On April 12, 2016, the FRB and FDIC notified us that they had jointly determined that our 2015 resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code. We were required to remedy the deficiencies in a submission that we provided to the FRB and FDIC on September 30, 2016, but have not yet received regulatory feedback on the submission. In the event that our submission does not adequately remedy the deficiencies, the FRB and FDIC may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that we have been unable to remedy the deficiencies, they could order us to divest assets or operations in order to facilitate our orderly resolution in the event of our material distress or failure.
We must also prepare and submit to the FRB on an annual basis a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. Our national bank subsidiary, Wells Fargo Bank N.A., must also prepare and submit to the OCC a recovery plan that sets forth the bank’s plan to remain a going concern when the bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determine that our recovery plan is deficient, they may impose fines or restrictions on our business.

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

Current Accounting Developments
Table 51 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 51: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows.	The Update is effective for us in first quarter 2018 with retrospective application. We are evaluating the impact the Update will have on our consolidated financial statements.
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.

The guidance is effective for us in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted beginning in first quarter 2019. While we are evaluating the impact the Update will have on our consolidated financial statements, we expect the Update will result in an increase in the allowance for credit losses given the change to estimated losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The Update simplifies the accounting for share-based payment awards issued to employees, including recognition of excess tax benefits and tax deficiencies in the statement of income instead of within additional paid-in capital, and changes to classification in the statement of cash flows.
We expect to adopt the guidance in first quarter 2017 and will begin recording excess tax benefits and tax deficiencies within income tax expense in the statement of income on a prospective basis.
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
We expect to adopt the guidance in first quarter 2017 on a prospective basis. The Update will not have a material impact on our consolidated financial statements.
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
We expect to adopt the guidance in first quarter 2017. The Update will not have a material impact on our consolidated financial statements.
ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The Update clarifies that a change in the counterparty to a derivative instrument that has been designated as an accounting hedge does not require the hedging relationship to be dedesignated as long as all other hedge accounting criteria continue to be met.
We expect to adopt the guidance in first quarter 2017. The Update will not have a material impact on our consolidated financial statements.

Current Accounting Developments (continued)

Standard	Description	Effective date and financial statement impact
ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	The Update requires entities to recognize breakage for prepaid stored-value card liabilities (e.g. gift cards) provided the liabilities meet certain criteria.
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

ASU 2016-02 – Leases (Topic 842)
The Update requires lessees to recognize leases on the balance sheet with lease liabilities and corresponding right-of-use assets based on the present value of lease payments. Lessor accounting is largely unchanged with lease financings and operating lease assets similar to existing lease accounting. The Update also eliminates leveraged lease accounting but allows existing leveraged leases to continue their current accounting until maturity or termination.

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

•
negative effects from the retail banking sales practices matter, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability to attract and retain qualified team members, and our reputation;

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

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s

Forward-Looking Statements (continued)

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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2015 Form 10-K. The following risk factor updates the risk factors described in our 2015 Form 10-K:

Risks Related to Sales Practices. Various government entities and offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain sales practices of the Company that were the subject of settlements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. In addition to imposing monetary penalties and other sanctions, regulatory authorities may require admissions of wrongdoing and compliance with other conditions in connection with such matters, which can lead to restrictions on our ability to engage in certain business activities or offer certain products or services, limitations on our ability to access capital markets, limitations on capital distributions, the loss of customers, and/or other direct and indirect adverse consequences. A number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices. The ultimate resolution of any of these pending legal proceedings or government investigations, depending on the sanctions and remedy sought and granted, could materially adversely affect our results of operations and financial condition. We may also incur additional costs and expenses in order to address and defend these pending legal proceedings and government investigations, and we may have increased compliance and other costs related to these matters. Furthermore, negative publicity or public opinion resulting from these matters may increase the risk of reputational harm to our business, which can impact our ability to keep and attract customers, our ability to attract and retain qualified team members, result in the loss of revenue, or have other material adverse effects on our results of operations and financial condition.
For more information, refer to Note 11 (Legal Actions) to Financial Statements in this Report.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2016, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Interest income
Trading assets	$593	485	1,761	1,413
Investment securities	2,298	2,289	6,736	6,614
Mortgages held for sale	207	223	549	609
Loans held for sale	2	4	7	14
Loans	9,978	9,216	29,377	27,252
Other interest income	409	228	1,175	732
Total interest income	13,487	12,445	39,605	36,634
Interest expense
Deposits	356	232	995	722
Short-term borrowings	85	12	229	51
Long-term debt	1,006	655	2,769	1,879
Other interest expense	88	89	260	269
Total interest expense	1,535	988	4,253	2,921
Net interest income	11,952	11,457	35,352	33,713
Provision for credit losses	805	703	2,965	1,611
Net interest income after provision for credit losses	11,147	10,754	32,387	32,102
Noninterest income
Service charges on deposit accounts	1,370	1,335	4,015	3,839
Trust and investment fees	3,613	3,570	10,545	10,957
Card fees	997	953	2,935	2,754
Other fees	926	1,099	2,765	3,284
Mortgage banking	1,667	1,589	4,679	4,841
Insurance	293	376	1,006	1,267
Net gains (losses) from trading activities	415	(26)	943	515
Net gains on debt securities (1)	106	147	797	606
Net gains from equity investments (2)	140	920	573	1,807
Lease income	534	189	1,404	476
Other	315	266	1,671	412
Total noninterest income	10,376	10,418	31,333	30,758
Noninterest expense
Salaries	4,224	4,035	12,359	11,822
Commission and incentive compensation	2,520	2,604	7,769	7,895
Employee benefits	1,223	821	3,993	3,404
Equipment	491	459	1,512	1,423
Net occupancy	718	728	2,145	2,161
Core deposit and other intangibles	299	311	891	935
FDIC and other deposit assessments	310	245	815	715
Other	3,483	3,196	9,678	9,020
Total noninterest expense	13,268	12,399	39,162	37,375
Income before income tax expense	8,255	8,773	24,558	25,485
Income tax expense	2,601	2,790	7,817	7,832
Net income before noncontrolling interests	5,654	5,983	16,741	17,653
Less: Net income from noncontrolling interests	10	187	77	334
Wells Fargo net income	$5,644	5,796	16,664	17,319
Less: Preferred stock dividends and other	401	353	1,163	1,052
Wells Fargo net income applicable to common stock	$5,243	5,443	15,501	16,267
Per share information
Earnings per common share	$1.04	1.06	3.06	3.16
Diluted earnings per common share	1.03	1.05	3.03	3.12
Dividends declared per common share	0.380	0.375	1.135	1.100
Average common shares outstanding	5,043.4	5,125.8	5,061.9	5,145.9
Diluted average common shares outstanding	5,094.6	5,193.8	5,118.2	5,220.3

(1)
Total other-than-temporary impairment (OTTI) losses were $36 million and $70 million for third quarter 2016 and 2015, respectively. Of total OTTI, losses of $51 million and $73 million were recognized in earnings, and reversal of losses of $(15) million and $(3) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2016 and 2015, respectively. Total OTTI losses were $123 million and $73 million for the first nine months of 2016 and 2015, respectively. Of total OTTI, losses of $142 million and $123 million were recognized in earnings, and reversal of losses of $(19) million and $(50) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2016 and 2015, respectively.

(2)	Includes OTTI losses of $85 million and $67 million for third quarter 2016 and 2015, respectively, and $322 million and $185 million for the first nine months of 2016 and 2015, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Wells Fargo net income	$5,644	5,796	16,664	17,319
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains (losses) arising during the period	112	(441)	2,478	(2,017)
Reclassification of net gains to net income	(193)	(439)	(1,001)	(957)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(445)	1,769	2,611	2,233
Reclassification of net gains on cash flow hedges to net income	(262)	(293)	(783)	(795)
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(447)	—	(474)	(11)
Amortization of net actuarial loss, settlements and other to net income	39	30	115	103
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(10)	(59)	27	(104)
Other comprehensive income (loss), before tax	(1,206)	567	2,973	(1,548)
Income tax (expense) benefit related to other comprehensive income	461	(268)	(1,110)	544
Other comprehensive income (loss), net of tax	(745)	299	1,863	(1,004)
Less: Other comprehensive income (loss) from noncontrolling interests	19	(22)	(24)	125
Wells Fargo other comprehensive income (loss), net of tax	(764)	321	1,887	(1,129)
Wells Fargo comprehensive income	4,880	6,117	18,551	16,190
Comprehensive income from noncontrolling interests	29	165	53	459
Total comprehensive income	$4,909	6,282	18,604	16,649

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and due from banks	$19,287	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments	298,325	270,130
Trading assets	85,946	77,202
Investment securities:
Available-for-sale, at fair value	291,591	267,358
Held-to-maturity, at cost (fair value $102,547 and $80,567)	99,241	80,197
Mortgages held for sale (includes $22,647 and $13,539 carried at fair value) (1)	27,423	19,603
Loans held for sale	183	279
Loans (includes $4,788 and $5,316 carried at fair value) (1)	961,326	916,559
Allowance for loan losses	(11,583)	(11,545)
Net loans	949,743	905,014
Mortgage servicing rights:
Measured at fair value	10,415	12,415
Amortized	1,373	1,308
Premises and equipment, net	8,322	8,704
Goodwill	26,688	25,529
Other assets (includes $3,441 and $3,065 carried at fair value) (1)	123,587	100,782
Total assets (2)	$1,942,124	1,787,632
Liabilities
Noninterest-bearing deposits	$376,136	351,579
Interest-bearing deposits	899,758	871,733
Total deposits	1,275,894	1,223,312
Short-term borrowings	124,668	97,528
Accrued expenses and other liabilities	82,769	73,365
Long-term debt	254,835	199,536
Total liabilities (3)	1,738,166	1,593,741
Equity
Wells Fargo stockholders' equity:
Preferred stock	24,594	22,214
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,685	60,714
Retained earnings	130,288	120,866
Cumulative other comprehensive income	2,184	297
Treasury stock – 457,922,273 shares and 389,682,664 shares	(22,247)	(18,867)
Unearned ESOP shares	(1,612)	(1,362)
Total Wells Fargo stockholders' equity	203,028	192,998
Noncontrolling interests	930	893
Total equity	203,958	193,891
Total liabilities and equity	$1,942,124	1,787,632

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at September 30, 2016, and December 31, 2015, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $145 million and $157 million; Federal funds sold, securities purchased under resale agreements and other short-term investments, $90 million and $0 million; Trading assets, $130 million and $1 million; Investment securities, $244 million and $425 million; Net loans, $12.4 billion and $4.8 billion; Other assets, $414 million and $242 million; and Total assets, $13.4 billion and $5.6 billion, respectively.

(3)
Our consolidated liabilities at September 30, 2016, and December 31, 2015, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $79 million and $57 million; Long-term debt, $3.9 billion and $1.3 billion; and Total liabilities, $3.9 billion and $1.4 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance January 1, 2015	11,138,818	$19,213	5,170,349,198	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			63,017,857
Common stock repurchased			(136,363,436)
Preferred stock issued to ESOP	826,598	826
Preferred stock released by ESOP
Preferred stock converted to common shares	(616,066)	(615)	11,470,349
Common stock warrants repurchased/exercised
Preferred stock issued	120,000	3,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	330,532	3,211	(61,875,230)	—
Balance September 30, 2015	11,469,350	$22,424	5,108,473,968	$9,136
Balance December 31, 2015	11,259,917	$22,214	5,092,128,810	$9,136
Cumulative effect from change in consolidation accounting (1)
Balance January 1, 2016	11,259,917	$22,214	5,092,128,810	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			47,151,609
Common stock repurchased			(134,787,773)
Preferred stock issued to ESOP	1,150,000	1,150
Preferred stock released by ESOP
Preferred stock converted to common shares	(920,314)	(920)	19,396,555
Common stock warrants repurchased/exercised
Preferred stock issued	86,000	2,150
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	315,686	2,380	(68,239,609)	—
Balance September 30, 2016	11,575,603	$24,594	5,023,889,201	$9,136

(1)
Effective January 1, 2016, we adopted changes in consolidation accounting pursuant to ASU 2015-02 (Amendments to the Consolidation Analysis). Accordingly, we recorded a $121 million increase to beginning noncontrolling interests as a cumulative-effect adjustment.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,537	107,040	3,518	(13,690)	(1,360)	184,394	868	185,262
	17,319				17,319	334	17,653
		(1,129)			(1,129)	125	(1,004)
3					3	(335)	(332)
(381)	—		2,715		2,334		2,334
750			(7,473)		(6,723)		(6,723)
74				(900)	—		—
(55)				670	615		615
81			534		—		—
(49)					(49)		(49)
(28)					2,972		2,972
48	(5,711)				(5,663)		(5,663)
	(1,055)				(1,055)		(1,055)
431					431		431
640					640		640
(1,053)			15		(1,038)		(1,038)
461	10,553	(1,129)	(4,209)	(230)	8,657	124	8,781
60,998	117,593	2,389	(17,899)	(1,590)	193,051	992	194,043
60,714	120,866	297	(18,867)	(1,362)	192,998	893	193,891
						121	121
60,714	120,866	297	(18,867)	(1,362)	192,998	1,014	194,012
	16,664				16,664	77	16,741
		1,887			1,887	(24)	1,863
1					1	(137)	(136)
(194)	(286)		2,256		1,776		1,776
500			(6,582)		(6,082)		(6,082)
99				(1,249)	—		—
(79)				999	920		920
(16)			936		—		—
(17)					(17)		(17)
(49)					2,101		2,101
39	(5,791)				(5,752)		(5,752)
	(1,165)				(1,165)		(1,165)
203					203		203
547					547		547
(1,063)			10		(1,053)		(1,053)
(29)	9,422	1,887	(3,380)	(250)	10,030	(84)	9,946
60,685	130,288	2,184	(22,247)	(1,612)	203,028	930	203,958

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$16,741	17,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,965	1,611
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	1,695	585
Depreciation, amortization and accretion	3,598	2,396
Other net gains	(74)	(4,176)
Stock-based compensation	1,474	1,525
Excess tax benefits related to stock incentive compensation	(209)	(431)
Originations of MHFS	(144,018)	(138,204)
Proceeds from sales of and principal collected on mortgages originated for sale	91,873	101,083
Proceeds from sales of and principal collected on LHFS	4	7
Purchases of LHFS	(4)	(28)
Net change in:
Trading assets	38,334	40,300
Deferred income taxes	(1,617)	(2,421)
Accrued interest receivable	(419)	(643)
Accrued interest payable	333	79
Other assets	(16,091)	(562)
Other accrued expenses and liabilities	902	1,027
Net cash provided (used) by operating activities	(4,513)	19,801
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(28,296)	3,453
Available-for-sale securities:
Sales proceeds	28,147	15,959
Prepayments and maturities	27,768	23,681
Purchases	(66,685)	(56,526)
Held-to-maturity securities:
Paydowns and maturities	5,085	4,278
Purchases	(23,593)	(22,823)
Nonmarketable equity investments:
Sales proceeds	1,298	2,904
Purchases	(3,001)	(1,083)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(28,155)	(40,372)
Proceeds from sales (including participations) of loans held for investment	6,958	8,898
Purchases (including participations) of loans	(4,007)	(12,710)
Principal collected on nonbank entities’ loans	8,736	7,448
Loans originated by nonbank entities	(9,091)	(9,586)
Net cash paid for acquisitions	(29,797)	—
Proceeds from sales of foreclosed assets and short sales	5,560	5,769
Net cash from purchases and sales of MSRs	(45)	(96)
Other, net	(70)	(1,627)
Net cash used by investing activities	(109,188)	(72,433)
Cash flows from financing activities:
Net change in:
Deposits	52,582	34,107
Short-term borrowings	26,882	24,551
Long-term debt:
Proceeds from issuance	67,677	24,495
Repayment	(23,505)	(24,104)
Preferred stock:
Proceeds from issuance	2,101	2,972
Cash dividends paid	(1,173)	(1,063)
Common stock:
Proceeds from issuance	1,024	1,454
Repurchased	(6,082)	(6,723)
Cash dividends paid	(5,609)	(5,529)
Excess tax benefits related to stock incentive compensation	209	431
Net change in noncontrolling interests	(159)	(191)
Other, net	(70)	56
Net cash provided by financing activities	113,877	50,456
Net change in cash and due from banks	176	(2,176)
Cash and due from banks at beginning of period	19,111	19,571
Cash and due from banks at end of period	$19,287	17,395
Supplemental cash flow disclosures:
Cash paid for interest	$3,920	2,842
Cash paid for income taxes	7,158	9,270

The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Notes 1: Summary of Significant Accounting Policies (continued)

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes.

Note 1: Summary of Significant Accounting Policies
Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, trust and investments, mortgage banking, investment banking, retail banking, brokerage, and consumer and commercial finance through branches, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in foreign countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). There were no material changes to these policies in the first nine months of 2016. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
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

Accounting Standards with Retrospective Application
The following accounting pronouncement has been issued by the FASB but is not yet effective:

•	ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. We are evaluating the impact the Update will have on our consolidated financial statements.

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
We had no unsettled private share repurchase contracts at both September 30, 2016 and September 30, 2015.

Notes 1: Summary of Significant Accounting Policies (continued)

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

Table 1.1: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2016	2015
Trading assets retained from securitization of MHFS	$47,291	34,994
Transfers from loans to MHFS	5,257	7,219
Transfers from available-for-sale to held-to-maturity securities	816	4,972

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to September 30, 2016, and there have been no material events that would require recognition in our third quarter 2016 consolidated financial statements or disclosure in the Notes to the consolidated financial statements. During the first week of October 2016, Hurricane Matthew caused destruction along the coasts of Florida, Georgia, South Carolina and North Carolina and resulted in, among other things, property damage for our customers and the closing of many businesses. We are currently assessing the impact to our customers and our business as a result of Hurricane Matthew. The financial impact to us is expected to primarily relate to our consumer real estate, commercial real estate and auto loan portfolios and will depend on a number of factors, including the types of loans most affected by the hurricane, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished.

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
During the first nine months of 2016, we completed two acquisitions and refined the related purchase accounting adjustments. On January 1, 2016, we acquired $4.3 billion in assets associated with GE Railcar Services, which included 77,000 railcars and 1,000 locomotives. The acquired assets included $918 million of loans and capital leases and $3.2 billion of operating lease assets.
On March 1, 2016, we acquired the North American portion of GE Capital’s Commercial Distribution Finance and Vendor Finance businesses. The North American portion represented approximately 90% of the total assets to be acquired. The Asia, Australia and New Zealand portions closed during third quarter 2016 and the remainder of the international portion closed on

October 1, 2016. As of September 30, 2016, and reflective of purchase accounting adjustment refinements, a total of $31.1 billion in assets have been acquired, including $25.6 billion of loans and capital leases, $2.7 billion of operating lease assets, and $1.8 billion of goodwill and intangible assets. The international portion that closed on October 1, 2016, completed the overall acquisition and consisted of an additional $1.3 billion in acquired assets.
We also completed two significant and a few small divestitures during the first nine months of 2016. On March 31, 2016, we completed the divestiture of Rural Community Insurance, our crop insurance business. The transaction resulted in a pre-tax gain of $381 million. On May 31, 2016, we sold our health benefit services business, which resulted in a pre-tax gain of $290 million.
As of September 30, 2016, we had one pending acquisition involving a registered investment advisor with approximately $15 billion in assets under management. We closed the acquisition on October 1, 2016.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
Table 3.1 provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. Substantially all of the interest-earning deposits at September 30, 2016, and December 31, 2015, were held at the Federal Reserve.
Table 3.1: Fed Funds Sold and Other Short-Term Investments

(in millions)	Sep 30, 2016	Dec 31, 2015
Federal funds sold and securities purchased under resale agreements	$67,443	45,828
Interest-earning deposits	224,438	220,409
Other short-term investments	6,444	3,893
Total	$298,325	270,130

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $3.3 billion and $2.2 billion as of September 30, 2016, and December 31, 2015, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $21.2 billion and $20.1 billion at September 30, 2016, and December 31, 2015, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section in Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities (continued)

Note 4: Investment Securities
Table 4.1 provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.

Table 4.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,968	410	(2)	26,376
Securities of U.S. states and political subdivisions	56,000	910	(1,544)	55,366
Mortgage-backed securities:
Federal agencies	132,732	3,020	(60)	135,692
Residential	7,881	653	(7)	8,527
Commercial	9,801	126	(67)	9,860
Total mortgage-backed securities	150,414	3,799	(134)	154,079
Corporate debt securities	12,506	389	(174)	12,721
Collateralized loan and other debt obligations (1)	35,201	292	(48)	35,445
Other (2)	6,278	128	(35)	6,371
Total debt securities	286,367	5,928	(1,937)	290,358
Marketable equity securities:
Perpetual preferred securities	529	65	(3)	591
Other marketable equity securities	222	420	—	642
Total marketable equity securities	751	485	(3)	1,233
Total available-for-sale securities	287,118	6,413	(1,940)	291,591
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,682	2,209	—	46,891
Securities of U.S. states and political subdivisions	2,994	121	(8)	3,107
Federal agency and other mortgage-backed securities (3)	47,721	969	—	48,690
Collateralized loan obligations	1,406	7	(2)	1,411
Other (2)	2,438	11	(1)	2,448
Total held-to-maturity securities	99,241	3,317	(11)	102,547
Total	$386,359	9,730	(1,951)	394,138
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$36,374	24	(148)	36,250
Securities of U.S. states and political subdivisions	49,167	1,325	(502)	49,990
Mortgage-backed securities:
Federal agencies	103,391	1,983	(828)	104,546
Residential	7,843	740	(25)	8,558
Commercial	13,943	230	(85)	14,088
Total mortgage-backed securities	125,177	2,953	(938)	127,192
Corporate debt securities	15,548	312	(449)	15,411
Collateralized loan and other debt obligations (1)	31,210	125	(368)	30,967
Other (2)	5,842	115	(46)	5,911
Total debt securities	263,318	4,854	(2,451)	265,721
Marketable equity securities:
Perpetual preferred securities	819	112	(13)	918
Other marketable equity securities	239	482	(2)	719
Total marketable equity securities	1,058	594	(15)	1,637
Total available-for-sale securities	264,376	5,448	(2,466)	267,358
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,660	580	(73)	45,167
Securities of U.S. states and political subdivisions	2,185	65	—	2,250
Federal agency and other mortgage-backed securities (3)	28,604	131	(314)	28,421
Collateralized loan obligations	1,405	—	(24)	1,381
Other (2)	3,343	8	(3)	3,348
Total held-to-maturity securities	80,197	784	(414)	80,567
Total	$344,573	6,232	(2,880)	347,925

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $824 million and $832 million, respectively, at September 30, 2016, and $247 million and $257 million, respectively, at December 31, 2015.

(2)
The “Other” category of available-for-sale securities largely includes asset-backed securities collateralized by credit cards, student loans, home equity loans and automobile leases or loans and cash. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $1.4 billion each at September 30, 2016, and $1.9 billion each at December 31, 2015. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.1 billion each at September 30, 2016, and $1.4 billion each at December 31, 2015.

(3)	Predominantly consists of federal agency mortgage-backed securities at September 30, 2016. The entire balance consists of federal agency mortgage-backed securities at December 31, 2015.

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

Table 4.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(2)	2,033	—	—	(2)	2,033
Securities of U.S. states and political subdivisions	(455)	21,306	(1,089)	12,596	(1,544)	33,902
Mortgage-backed securities:
Federal agencies	(7)	4,785	(53)	3,697	(60)	8,482
Residential	(3)	379	(4)	210	(7)	589
Commercial	(23)	1,255	(44)	2,415	(67)	3,670
Total mortgage-backed securities	(33)	6,419	(101)	6,322	(134)	12,741
Corporate debt securities	(11)	758	(163)	1,683	(174)	2,441
Collateralized loan and other debt obligations	(6)	754	(42)	5,256	(48)	6,010
Other	(7)	1,107	(28)	1,304	(35)	2,411
Total debt securities	(514)	32,377	(1,423)	27,161	(1,937)	59,538
Marketable equity securities:
Perpetual preferred securities	(1)	5	(2)	51	(3)	56
Other marketable equity securities	—	—	—	—	—	—
Total marketable equity securities	(1)	5	(2)	51	(3)	56
Total available-for-sale securities	(515)	32,382	(1,425)	27,212	(1,940)	59,594
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(5)	547	(3)	252	(8)	799
Federal agency and other mortgage-backed securities	—	—	—	—	—	—
Collateralized loan obligations	—	—	(2)	285	(2)	285
Other	(1)	739	—	—	(1)	739
Total held-to-maturity securities	(6)	1,286	(5)	537	(11)	1,823
Total	$(521)	33,668	(1,430)	27,749	(1,951)	61,417
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—	(148)	24,795
Securities of U.S. states and political subdivisions	(26)	3,453	(476)	12,377	(502)	15,830
Mortgage-backed securities:
Federal agencies	(522)	36,329	(306)	9,888	(828)	46,217
Residential	(20)	1,276	(5)	285	(25)	1,561
Commercial	(32)	4,476	(53)	2,363	(85)	6,839
Total mortgage-backed securities	(574)	42,081	(364)	12,536	(938)	54,617
Corporate debt securities	(244)	4,941	(205)	1,057	(449)	5,998
Collateralized loan and other debt obligations	(276)	22,214	(92)	4,844	(368)	27,058
Other	(33)	2,768	(13)	425	(46)	3,193
Total debt securities	(1,301)	100,252	(1,150)	31,239	(2,451)	131,491
Marketable equity securities:
Perpetual preferred securities	(1)	24	(12)	109	(13)	133
Other marketable equity securities	(2)	40	—	—	(2)	40
Total marketable equity securities	(3)	64	(12)	109	(15)	173
Total available-for-sale securities	(1,304)	100,316	(1,162)	31,348	(2,466)	131,664
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—	(73)	5,264
Securities of U.S. states and political subdivisions	—	—	—	—	—	—
Federal agency and other mortgage-backed securities	(314)	23,115	—	—	(314)	23,115
Collateralized loan obligations	(20)	1,148	(4)	233	(24)	1,381
Other	(3)	1,096	—	—	(3)	1,096
Total held-to-maturity securities	(410)	30,623	(4)	233	(414)	30,856
Total	$(1,714)	130,939	(1,166)	31,581	(2,880)	162,520

Note 4: Investment Securities (continued)

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2015 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first nine months of 2016.
Table 4.3 shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade,

according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $63 million and $4.0 billion, respectively, at September 30, 2016, and $17 million and $3.7 billion, respectively, at December 31, 2015. If an internal credit grade was not assigned, we categorized the security as non-investment grade.

Table 4.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(2)	2,033	—	—
Securities of U.S. states and political subdivisions	(1,509)	33,572	(35)	330
Mortgage-backed securities:
Federal agencies	(60)	8,482	—	—
Residential	(1)	150	(6)	439
Commercial	(20)	3,041	(47)	629
Total mortgage-backed securities	(81)	11,673	(53)	1,068
Corporate debt securities	(78)	1,417	(96)	1,024
Collateralized loan and other debt obligations	(48)	6,010	—	—
Other	(30)	2,043	(5)	368
Total debt securities	(1,748)	56,748	(189)	2,790
Perpetual preferred securities	(3)	56	—	—
Total available-for-sale securities	(1,751)	56,804	(189)	2,790
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	—	—	—	—
Securities of U.S. states and political subdivisions	(8)	799	—	—
Federal agency and other mortgage-backed securities	—	—	—	—
Collateralized loan obligations	(2)	285	—	—
Other	(1)	739	—	—
Total held-to-maturity securities	(11)	1,823	—	—
Total	$(1,762)	58,627	(189)	2,790
December 31, 2015
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(148)	24,795	—	—
Securities of U.S. states and political subdivisions	(464)	15,470	(38)	360
Mortgage-backed securities:
Federal agencies	(828)	46,217	—	—
Residential	(12)	795	(13)	766
Commercial	(59)	6,361	(26)	478
Total mortgage-backed securities	(899)	53,373	(39)	1,244
Corporate debt securities	(140)	4,167	(309)	1,831
Collateralized loan and other debt obligations	(368)	27,058	—	—
Other	(43)	2,915	(3)	278
Total debt securities	(2,062)	127,778	(389)	3,713
Perpetual preferred securities	(13)	133	—	—
Total available-for-sale securities	(2,075)	127,911	(389)	3,713
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(73)	5,264	—	—
Securities of U.S. states and political subdivisions	—	—	—	—
Federal agency and other mortgage-backed securities	(314)	23,115	—	—
Collateralized loan obligations	(24)	1,381	—	—
Other	(3)	1,096	—	—
Total held-to-maturity securities	(414)	30,856	—	—
Total	$(2,489)	158,767	(389)	3,713

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

Table 4.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2016
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$26,376	1.44%	$110	1.39%	$25,217	1.42%	$1,049	1.80%	$—	—%
Securities of U.S. states and political subdivisions	55,366	5.76	2,985	1.70	9,305	2.80	2,885	5.06	40,191	6.79
Mortgage-backed securities:
Federal agencies	135,692	3.11	—	—	133	2.95	2,930	3.37	132,629	3.10
Residential	8,527	3.86	—	—	27	5.19	37	4.29	8,463	3.86
Commercial	9,860	4.82	—	—	—	—	31	3.15	9,829	4.82
Total mortgage-backed securities	154,079	3.26	—	—	160	3.33	2,998	3.38	150,921	3.26
Corporate debt securities	12,721	4.78	2,264	3.12	4,210	5.50	4,956	4.77	1,291	5.36
Collateralized loan and other debt obligations	35,445	2.53	1	1.03	361	1.32	16,965	2.48	18,118	2.61
Other	6,371	2.09	57	3.00	916	2.34	1,163	2.02	4,235	2.04
Total available-for-sale debt securities at fair value	$290,358	3.52%	$5,417	2.30%	$40,169	2.20%	$30,016	3.16%	$214,756	3.85%
December 31, 2015
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$36,250	1.49%	$216	0.77%	$31,602	1.44%	$4,432	1.86%	$—	—%
Securities of U.S. states and political subdivisions	49,990	5.82	1,969	2.09	7,709	2.02	3,010	5.25	37,302	6.85
Mortgage-backed securities:
Federal agencies	104,546	3.29	3	6.55	373	1.58	1,735	3.84	102,435	3.29
Residential	8,558	4.17	—	—	34	5.11	34	6.03	8,490	4.16
Commercial	14,088	5.06	—	—	61	2.79	—	—	14,027	5.07
Total mortgage-backed securities	127,192	3.54	3	6.55	468	1.99	1,769	3.88	124,952	3.55
Corporate debt securities	15,411	4.57	1,960	3.84	6,731	4.47	5,459	4.76	1,261	5.47
Collateralized loan and other debt obligations	30,967	2.08	2	0.33	804	0.90	12,707	2.01	17,454	2.19
Other	5,911	2.05	68	2.47	1,228	2.57	953	1.94	3,662	1.89
Total available-for-sale debt securities at fair value	$265,721	3.55%	$4,218	2.84%	$48,542	1.98%	$28,330	2.98%	$184,631	4.07%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Note 4: Investment Securities (continued)

Table 4.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.

Table 4.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2016
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,682	2.12%	$—	—%	$24,638	2.08%	$20,044	2.16%	$—	—%
Securities of U.S. states and political subdivisions	2,994	5.86	—	—	—	—	203	7.25	2,791	5.76
Federal agency and other mortgage-backed securities	47,721	3.24	—	—	—	—	—	—	47,721	3.24
Collateralized loan obligations	1,406	2.42	—	—	—	—	1,406	2.42	—	—
Other	2,438	1.69	—	—	1,790	1.69	648	1.68	—	—
Total held-to-maturity debt securities at amortized cost	$99,241	2.76%	$—	—%	$26,428	2.05%	$22,301	2.21%	$50,512	3.38%
December 31, 2015
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,660	2.12%	$—	—%	$1,276	1.75%	$43,384	2.13%	$—	—%
Securities of U.S. states and political subdivisions	2,185	5.97	—	—	—	—	104	7.49	2,081	5.89
Federal agency and other mortgage-backed securities	28,604	3.47	—	—	—	—	—	—	28,604	3.47
Collateralized loan obligations	1,405	2.03	—	—	—	—	—	—	1,405	2.03
Other	3,343	1.68	—	—	2,351	1.74	992	1.53	—	—
Total held-to-maturity debt securities at amortized cost	$80,197	2.69%	$—	—%	$3,627	1.74%	$44,480	2.13%	$32,090	3.57%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 4.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 4.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
September 30, 2016
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$46,891	—	25,782	21,109	—
Securities of U.S. states and political subdivisions	3,107	—	—	213	2,894
Federal agency and other mortgage-backed securities	48,690	—	—	—	48,690
Collateralized loan obligations	1,411	—	—	1,411	—
Other	2,448	—	1,795	653	—
Total held-to-maturity debt securities at fair value	$102,547	—	27,577	23,386	51,584
December 31, 2015
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,167	—	1,298	43,869	—
Securities of U.S. states and political subdivisions	2,250	—	—	105	2,145
Federal agency and other mortgage-backed securities	28,421	—	—	—	28,421
Collateralized loan obligations	1,381	—	—	—	1,381
Other	3,348	—	2,353	995	—
Total held-to-maturity debt securities at fair value	$80,567	—	3,651	44,969	31,947

Realized Gains and Losses
Table 4.7 shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).

Table 4.7: Realized Gains and Losses

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Gross realized gains	$266	530	1,215	1,133
Gross realized losses	(23)	(21)	(67)	(57)
OTTI write-downs	(52)	(74)	(147)	(125)
Net realized gains from available-for-sale securities	191	435	1,001	951
Net realized gains from nonmarketable equity investments	55	632	369	1,462
Net realized gains from debt securities and equity investments	$246	1,067	1,370	2,413

Other-Than-Temporary Impairment
Table 4.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during the first nine months of 2016 and 2015.

Table 4.8: OTTI Write-downs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$30	2	40	18
Mortgage-backed securities:
Residential	4	9	28	43
Commercial	10	3	11	3
Corporate debt securities	7	59	57	59
Other debt securities	—	—	6	—
Total debt securities	51	73	142	123
Equity securities:
Marketable equity securities:
Other marketable equity securities	1	1	5	2
Total marketable equity securities	1	1	5	2
Total investment securities (1)	52	74	147	125
Nonmarketable equity investments (1)	84	66	317	183
Total OTTI write-downs included in earnings (1)	$136	140	464	308

(1)
The quarter ended September 30, 2016, includes $32 million in OTTI write-downs of oil and gas investments, of which $6 million related to investment securities and $26 million related to nonmarketable equity investments. Oil and gas related OTTI for the first nine months of 2016 totaled $185 million, of which $57 million related to investment securities and $128 million related to nonmarketable equity investments.

Note 4: Investment Securities (continued)

Other-Than-Temporarily Impaired Debt Securities
Table 4.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.

Table 4.9: OTTI Write-downs Included in Earnings

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$21	70	102	109
Intent-to-sell OTTI	30	3	40	14
Total recorded as part of gross realized losses	51	73	142	123
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	—	(1)
Residential mortgage-backed securities	(4)	(6)	1	(37)
Commercial mortgage-backed securities	(11)	2	(9)	(13)
Corporate debt securities	—	1	(13)	1
Other debt securities	—	—	2	—
Total changes to OCI for non-credit-related OTTI	(15)	(3)	(19)	(50)
Total OTTI losses recorded on debt securities	$36	70	123	73

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

Table 4.10: Rollforward of OTTI Credit Loss

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Credit loss recognized, beginning of period	$1,080	993	1,092	1,025
Additions:
For securities with initial credit impairments	16	64	54	64
For securities with previous credit impairments	5	6	48	45
Total additions	21	70	102	109
Reductions:
For securities sold, matured, or intended/required to be sold	(22)	(23)	(111)	(89)
For recoveries of previous credit impairments (1)	(2)	(1)	(6)	(6)
Total reductions	(24)	(24)	(117)	(95)
Credit loss recognized, end of period	$1,077	1,039	1,077	1,039

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.5 billion and $3.8 billion at September 30, 2016, and December 31, 2015, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. Outstanding balances at September 30, 2016 also reflect the acquisition of various loans and capital leases from GE Capital as described in Note 2 (Business Combinations).

Table 5.1: Loans Outstanding

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$324,020	299,892
Real estate mortgage	130,223	122,160
Real estate construction	23,340	22,164
Lease financing	18,871	12,367
Total commercial	496,454	456,583
Consumer:
Real estate 1-4 family first mortgage	278,689	273,869
Real estate 1-4 family junior lien mortgage	48,105	53,004
Credit card	34,992	34,039
Automobile	62,873	59,966
Other revolving credit and installment	40,213	39,098
Total consumer	464,872	459,976
Total loans	$961,326	916,559

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 5.2 presents total commercial foreign loans outstanding by class of financing receivable.

Table 5.2: Commercial Foreign Loans Outstanding

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial foreign loans:
Commercial and industrial	$51,515	49,049
Real estate mortgage	8,466	8,350
Real estate construction	310	444
Lease financing	958	274
Total commercial foreign loans	$61,249	58,117

Note 5: Loans and Allowance for Credit Losses (continued)

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

Table 5.3: Loan Purchases, Sales, and Transfers

	2016			2015
(in millions)	Commercial (1)	Consumer (2)	Total	Commercial	Consumer (2)	Total
Quarter ended September 30,
Purchases	$1,902	—	1,902	1,818	29	1,847
Sales	(324)	(306)	(630)	(286)	(130)	(416)
Transfers to MHFS/LHFS	(44)	(1)	(45)	(39)	(7)	(46)
Nine months ended September 30,
Purchases	$29,155	—	29,155	12,648	340	12,988
Sales	(932)	(985)	(1,917)	(649)	(160)	(809)
Transfers to MHFS/LHFS	(145)	(5)	(150)	(91)	(14)	(105)

(1)	Purchases include loans and capital leases from the GE Capital business acquisitions as described in Note 2 (Business Combinations).

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $75 billion at both September 30, 2016 and December 31, 2015.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At both September 30, 2016, and December 31, 2015, we had $1.1 billion of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$309,075	296,710
Real estate mortgage	7,807	7,378
Real estate construction	18,735	18,047
Lease financing	17	—
Total commercial	335,634	322,135
Consumer:
Real estate 1-4 family first mortgage	39,066	34,621
Real estate 1-4 family junior lien mortgage	41,974	43,309
Credit card	102,252	98,904
Other revolving credit and installment	28,584	27,899
Total consumer	211,876	204,733
Total unfunded credit commitments	$547,510	526,868

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

Table 5.5: Allowance for Credit Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$12,749	12,614	12,512	13,169
Provision for credit losses	805	703	2,965	1,611
Interest income on certain impaired loans (1)	(54)	(48)	(153)	(150)
Loan charge-offs:
Commercial:
Commercial and industrial	(324)	(172)	(1,110)	(459)
Real estate mortgage	(7)	(9)	(13)	(48)
Real estate construction	—	—	(1)	(2)
Lease financing	(4)	(5)	(25)	(11)
Total commercial	(335)	(186)	(1,149)	(520)
Consumer:
Real estate 1-4 family first mortgage	(106)	(145)	(366)	(394)
Real estate 1-4 family junior lien mortgage	(119)	(159)	(385)	(501)
Credit card	(296)	(259)	(930)	(821)
Automobile	(215)	(186)	(602)	(531)
Other revolving credit and installment	(170)	(160)	(508)	(465)
Total consumer	(906)	(909)	(2,791)	(2,712)
Total loan charge-offs	(1,241)	(1,095)	(3,940)	(3,232)
Loan recoveries:
Commercial:
Commercial and industrial	65	50	210	192
Real estate mortgage	35	32	90	97
Real estate construction	18	8	30	25
Lease financing	2	2	10	6
Total commercial	120	92	340	320
Consumer:
Real estate 1-4 family first mortgage	86	83	284	182
Real estate 1-4 family junior lien mortgage	70	70	200	195
Credit card	51	43	153	123
Automobile	78	73	248	249
Other revolving credit and installment	31	31	100	102
Total consumer	316	300	985	851
Total loan recoveries	436	392	1,325	1,171
Net loan charge-offs	(805)	(703)	(2,615)	(2,061)
Other	(1)	(4)	(15)	(7)
Balance, end of period	$12,694	12,562	12,694	12,562
Components:
Allowance for loan losses	$11,583	11,659	11,583	11,659
Allowance for unfunded credit commitments	1,111	903	1,111	903
Allowance for credit losses	$12,694	12,562	12,694	12,562
Net loan charge-offs (annualized) as a percentage of average total loans	0.33%	0.31	0.37	0.31
Allowance for loan losses as a percentage of total loans	1.20	1.29	1.20	1.29
Allowance for credit losses as a percentage of total loans	1.32	1.39	1.32	1.39

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

Table 5.6: Allowance Activity by Portfolio Segment

			2016			2015
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$7,441	5,308	12,749	6,279	6,335	12,614
Provision for credit losses	158	647	805	348	355	703
Interest income on certain impaired loans	(14)	(40)	(54)	(3)	(45)	(48)

Loan charge-offs	(335)	(906)	(1,241)	(186)	(909)	(1,095)
Loan recoveries	120	316	436	92	300	392
Net loan charge-offs	(215)	(590)	(805)	(94)	(609)	(703)
Other	(1)	—	(1)	(4)	—	(4)
Balance, end of period	$7,369	5,325	12,694	6,526	6,036	12,562

Nine months ended September 30,
Balance, beginning of period	$6,872	5,640	12,512	6,377	6,792	13,169
Provision for credit losses	1,350	1,615	2,965	368	1,243	1,611
Interest income on certain impaired loans	(29)	(124)	(153)	(12)	(138)	(150)

Loan charge-offs	(1,149)	(2,791)	(3,940)	(520)	(2,712)	(3,232)
Loan recoveries	340	985	1,325	320	851	1,171
Net loan charge-offs	(809)	(1,806)	(2,615)	(200)	(1,861)	(2,061)
Other	(15)	—	(15)	(7)	—	(7)
Balance, end of period	$7,369	5,325	12,694	6,526	6,036	12,562

Table 5.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

Table 5.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2016
Collectively evaluated (1)	$6,254	3,531	9,785	489,945	430,259	920,204
Individually evaluated (2)	1,113	1,794	2,907	5,672	17,741	23,413
PCI (3)	2	—	2	837	16,872	17,709
Total	$7,369	5,325	12,694	496,454	464,872	961,326
December 31, 2015
Collectively evaluated (1)	$5,999	3,436	9,435	452,063	420,705	872,768
Individually evaluated (2)	872	2,204	3,076	3,808	20,012	23,820
PCI (3)	1	—	1	712	19,259	19,971
Total	$6,872	5,640	12,512	456,583	459,976	916,559

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV).We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2016. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Table 5.8 provides a breakdown of outstanding commercial loans by risk category. Of the $22.3 billion in criticized commercial and industrial loans and $6.0 billion in criticized commercial real estate (CRE) loans at September 30, 2016, $3.3 billion and $839 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 5.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2016
By risk category:
Pass	$301,402	124,350	22,729	17,616	466,097
Criticized	22,251	5,463	551	1,255	29,520
Total commercial loans (excluding PCI)	323,653	129,813	23,280	18,871	495,617
Total commercial PCI loans (carrying value)	367	410	60	—	837
Total commercial loans	$324,020	130,223	23,340	18,871	496,454
December 31, 2015
By risk category:
Pass	$281,356	115,025	21,546	11,772	429,699
Criticized	18,458	6,593	526	595	26,172
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

Table 5.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 5.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$319,764	128,888	23,197	18,645	490,494
30-89 DPD and still accruing	511	141	24	134	810
90+ DPD and still accruing	47	4	—	—	51
Nonaccrual loans	3,331	780	59	92	4,262
Total commercial loans (excluding PCI)	323,653	129,813	23,280	18,871	495,617
Total commercial PCI loans (carrying value)	367	410	60	—	837
Total commercial loans	$324,020	130,223	23,340	18,871	496,454
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$297,847	120,415	21,920	12,313	452,495
30-89 DPD and still accruing	507	221	82	28	838
90+ DPD and still accruing	97	13	4	—	114
Nonaccrual loans	1,363	969	66	26	2,424
Total commercial loans (excluding PCI)	299,814	121,618	22,072	12,367	455,871
Total commercial PCI loans (carrying value)	78	542	92	—	712
Total commercial loans	$299,892	122,160	22,164	12,367	456,583

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

Table 5.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2016
By delinquency status:
Current-29 DPD	$237,074	47,094	34,158	61,498	39,821	419,645
30-59 DPD	1,810	288	262	1,032	150	3,542
60-89 DPD	714	147	180	253	113	1,407
90-119 DPD	312	102	151	85	85	735
120-179 DPD	338	112	239	5	24	718
180+ DPD	1,894	320	2	—	20	2,236
Government insured/guaranteed loans (1)	19,717	—	—	—	—	19,717
Total consumer loans (excluding PCI)	261,859	48,063	34,992	62,873	40,213	448,000
Total consumer PCI loans (carrying value)	16,830	42	—	—	—	16,872
Total consumer loans	$278,689	48,105	34,992	62,873	40,213	464,872
December 31, 2015
By delinquency status:
Current-29 DPD	$225,195	51,778	33,208	58,503	38,690	407,374
30-59 DPD	2,072	325	257	1,121	175	3,950
60-89 DPD	821	184	177	253	107	1,542
90-119 DPD	402	110	150	84	86	832
120-179 DPD	460	145	246	4	21	876
180+ DPD	3,376	393	1	1	19	3,790
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $9.8 billion at September 30, 2016, compared with $12.4 billion at December 31, 2015.

Of the $3.7 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2016, $802 million was accruing, compared with $5.5 billion past due and $867 million accruing at December 31, 2015.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $1.9 billion, or 0.7% of total first mortgages (excluding PCI), at September 30, 2016, compared with $3.4 billion, or 1.3%, at December 31, 2015.

Table 5.11 provides a breakdown of our consumer portfolio by FICO. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes, substantially all of which are security-based loans originated through retail brokerage of $7.6 billion at September 30, 2016, and $7.0 billion at December 31, 2015.

Table 5.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2016
By FICO:
< 600	$7,177	2,720	3,245	9,919	943	24,004
600-639	5,661	2,017	2,984	6,982	1,052	18,696
640-679	11,334	3,910	5,492	10,447	2,396	33,579
680-719	23,451	6,783	7,124	11,341	4,395	53,094
720-759	38,387	9,864	7,357	8,718	5,997	70,323
760-799	100,971	15,365	5,938	8,159	8,548	138,981
800+	49,460	6,638	2,776	6,881	6,600	72,355
No FICO available	5,701	766	76	426	2,651	9,620
FICO not required	—	—	—	—	7,631	7,631
Government insured/guaranteed loans (1)	19,717	—	—	—	—	19,717
Total consumer loans (excluding PCI)	261,859	48,063	34,992	62,873	40,213	448,000
Total consumer PCI loans (carrying value)	16,830	42	—	—	—	16,872
Total consumer loans	$278,689	48,105	34,992	62,873	40,213	464,872
December 31, 2015
By FICO:
< 600	$8,716	3,025	2,927	9,260	965	24,893
600-639	6,961	2,367	2,875	6,619	1,086	19,908
640-679	13,006	4,613	5,354	10,014	2,416	35,403
680-719	24,460	7,863	6,857	10,947	4,388	54,515
720-759	38,309	10,966	7,017	8,279	6,010	70,581
760-799	92,975	16,369	5,693	7,761	8,351	131,149
800+	44,452	6,895	3,090	6,654	6,510	67,601
No FICO available	3,447	837	226	432	2,395	7,337
FICO not required	—	—	—	—	6,977	6,977
Government insured/guaranteed loans (1)	22,353	—	—	—	—	22,353
Total consumer loans (excluding PCI)	254,679	52,935	34,039	59,966	39,098	440,717
Total consumer PCI loans (carrying value)	19,190	69	—	—	—	19,259
Total consumer loans	$273,869	53,004	34,039	59,966	39,098	459,976

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.12: Consumer Loans by LTV/CLTV

	September 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$119,444	16,499	135,943	109,558	15,805	125,363
60.01-80%	100,450	15,571	116,021	92,005	16,579	108,584
80.01-100%	16,509	9,381	25,890	22,765	11,385	34,150
100.01-120% (1)	3,015	4,055	7,070	4,480	5,545	10,025
> 120% (1)	1,385	2,041	3,426	2,065	3,051	5,116
No LTV/CLTV available	1,339	516	1,855	1,453	570	2,023
Government insured/guaranteed loans (2)	19,717	—	19,717	22,353	—	22,353
Total consumer loans (excluding PCI)	261,859	48,063	309,922	254,679	52,935	307,614
Total consumer PCI loans (carrying value)	16,830	42	16,872	19,190	69	19,259
Total consumer loans	$278,689	48,105	326,794	273,869	53,004	326,873

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 5.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.13: Nonaccrual Loans

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$3,331	1,363
Real estate mortgage	780	969
Real estate construction	59	66
Lease financing	92	26
Total commercial	4,262	2,424
Consumer:
Real estate 1-4 family first mortgage (1)	5,310	7,293
Real estate 1-4 family junior lien mortgage	1,259	1,495
Automobile	108	121
Other revolving credit and installment	47	49
Total consumer	6,724	8,958
Total nonaccrual loans (excluding PCI)	$10,986	11,382

(1)	Includes MHFS of $150 million and $177 million at September 30, 2016, and December 31, 2015, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $8.5 billion and $11.0 billion at September 30, 2016 and December 31, 2015, respectively, which included $5.0 billion and $6.2 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.2 billion at September 30, 2016, and $2.9 billion at December 31, 2015, are not included in these past due and still accruing loans even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2016	Dec 31, 2015
Total (excluding PCI):	$12,068	14,380
Less: FHA insured/guaranteed by the VA (1)(2)	11,198	13,373
Less: Student loans guaranteed under the FFELP (3)	17	26
Total, not government insured/guaranteed	$853	981
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$47	97
Real estate mortgage	4	13
Real estate construction	—	4
Total commercial	51	114
Consumer:
Real estate 1-4 family first mortgage (2)	171	224
Real estate 1-4 family junior lien mortgage (2)	54	65
Credit card	392	397
Automobile	81	79
Other revolving credit and installment	104	102
Total consumer	802	867
Total, not government insured/guaranteed	$853	981

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgages held for sale 90 days or more past due and still accruing.

(3)	Represents loans whose repayments are predominantly guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP.

Note 5: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS Table 5.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 5.15 includes trial modifications that totaled $348 million at September 30, 2016, and $402 million at December 31, 2015.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K.

Table 5.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2016
Commercial:
Commercial and industrial	$5,054	3,885	3,444	780
Real estate mortgage	1,996	1,588	1,566	292
Real estate construction	186	103	103	23
Lease financing	119	96	96	18
Total commercial	7,355	5,672	5,209	1,113
Consumer:
Real estate 1-4 family first mortgage	17,189	15,028	9,898	1,328
Real estate 1-4 family junior lien mortgage	2,486	2,236	1,645	344
Credit card	294	294	294	100
Automobile	156	89	32	5
Other revolving credit and installment	101	94	84	17
Total consumer (2)	20,226	17,741	11,953	1,794
Total impaired loans (excluding PCI)	$27,581	23,413	17,162	2,907
December 31, 2015
Commercial:
Commercial and industrial	$2,746	1,835	1,648	435
Real estate mortgage	2,369	1,815	1,773	405
Real estate construction	262	131	112	23
Lease financing	38	27	27	9
Total commercial	5,415	3,808	3,560	872
Consumer:
Real estate 1-4 family first mortgage	19,626	17,121	11,057	1,643
Real estate 1-4 family junior lien mortgage	2,704	2,408	1,859	447
Credit card	299	299	299	94
Automobile	173	105	41	5
Other revolving credit and installment	86	79	71	15
Total consumer (2)	22,888	20,012	13,327	2,204
Total impaired loans (excluding PCI)	$28,303	23,820	16,887	3,076

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.6 billion and 1.8 billion at September 30, 2016, and December 31, 2015, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $440 million and $363 million at September 30, 2016 and December 31, 2015, respectively.

Table 5.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

Table 5.16: Average Recorded Investment in Impaired Loans

	Quarter ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$3,961	25	1,407	21	3,350	65	1,108	64
Real estate mortgage	1,644	33	2,109	34	1,699	99	2,241	108
Real estate construction	108	3	232	7	117	8	260	22
Lease financing	99	—	27	—	89	—	24	—
Total commercial	5,812	61	3,775	62	5,255	172	3,633	194
Consumer:
Real estate 1-4 family first mortgage	15,471	203	17,761	231	16,224	635	18,125	697
Real estate 1-4 family junior lien mortgage	2,268	32	2,467	34	2,327	99	2,499	103
Credit card	292	9	310	10	294	26	321	30
Automobile	90	3	111	3	95	9	118	11
Other revolving credit and installment	91	2	61	1	84	5	57	3
Total consumer	18,212	249	20,710	279	19,024	774	21,120	844
Total impaired loans (excluding PCI)	$24,024	310	24,485	341	24,279	946	24,753	1,038
Interest income:
Cash basis of accounting		$87		104		274		323
Other (1)		223		237		672		715
Total interest income		$310		341		946		1,038

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $21.5 billion and $22.7 billion at September 30, 2016 and December 31, 2015, respectively. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.
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

At September 30, 2016, the loans in trial modification period were $146 million under HAMP, $28 million under 2MP and $174 million under proprietary programs, compared with $130 million, $32 million and $240 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $125 million at September 30, 2016, and $136 million at December 31, 2015, were accruing loans and $223 million and $266 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.
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

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2016
Commercial:
Commercial and industrial	$—	10	1,032	1,042	61	1.28%	$10
Real estate mortgage	—	28	168	196	1	0.99	29
Real estate construction	—	12	—	12	—	0.80	12
Lease financing	—	—	4	4	—	—	—
Total commercial	—	50	1,204	1,254	62	1.01	51
Consumer:
Real estate 1-4 family first mortgage	84	79	330	493	11	2.56	138
Real estate 1-4 family junior lien mortgage	5	25	22	52	9	3.08	29
Credit card	—	46	—	46	—	12.13	46
Automobile	1	4	15	20	11	6.42	4
Other revolving credit and installment	—	9	3	12	—	6.86	9
Trial modifications (6)	—	—	15	15	—	—	—
Total consumer	90	163	385	638	31	4.82	226
Total	$90	213	1,589	1,892	93	4.13%	$277
Quarter ended September 30, 2015
Commercial:
Commercial and industrial	$3	11	487	501	58	1.66%	$11
Real estate mortgage	—	44	154	198	—	1.46	44
Real estate construction	—	1	9	10	—	1.00	1
Lease financing	—	—	—	—	—	—	—
Total commercial	3	56	650	709	58	1.48	56
Consumer:
Real estate 1-4 family first mortgage	114	98	514	726	11	2.51	188
Real estate 1-4 family junior lien mortgage	8	24	39	71	10	3.12	31
Credit card	—	41	—	41	—	11.48	41
Automobile	—	1	22	23	10	7.84	1
Other revolving credit and installment	—	7	1	8	—	5.85	7
Trial modifications (6)	—	—	(1)	(1)	—	—	—
Total consumer	122	171	575	868	31	4.06	268
Total	$125	227	1,225	1,577	89	3.61%	$324

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2016
Commercial:
Commercial and industrial	$42	123	2,361	2,526	304	1.95%	$123
Real estate mortgage	—	81	462	543	1	1.14	81
Real estate construction	—	26	62	88	—	0.94	26
Lease financing	—	—	8	8	—	—	—
Total commercial	42	230	2,893	3,165	305	1.55	230
Consumer:
Real estate 1-4 family first mortgage	272	222	1,094	1,588	36	2.66	395
Real estate 1-4 family junior lien mortgage	17	81	82	180	30	3.03	96
Credit card	—	131	—	131	—	12.02	131
Automobile	2	11	44	57	27	6.45	11
Other revolving credit and installment	—	25	8	33	1	6.64	25
Trial modifications (6)	—	—	47	47	—	—	—
Total consumer	291	470	1,275	2,036	94	4.80	658
Total	$333	700	4,168	5,201	399	3.96%	$888
Nine months ended September 30, 2015
Commercial:
Commercial and industrial	$3	26	1,136	1,165	60	1.17%	$26
Real estate mortgage	4	114	734	852	1	1.55	114
Real estate construction	11	4	66	81	—	0.77	4
Lease financing	—	—	—	—	—	—	—
Total commercial	18	144	1,936	2,098	61	1.46	144
Consumer:
Real estate 1-4 family first mortgage	296	269	1,455	2,020	38	2.53	508
Real estate 1-4 family junior lien mortgage	25	65	129	219	30	3.17	86
Credit card	—	125	—	125	—	11.36	125
Automobile	1	3	66	70	27	8.59	3
Other revolving credit and installment	—	20	5	25	1	5.85	20
Trial modifications (6)	—	—	43	43	—	—	—
Total consumer	322	482	1,698	2,502	96	4.21	742
Total	$340	626	3,634	4,600	157	3.76%	$886

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $484 million and $369 million, for quarters ended September 30, 2016 and 2015, and $1.1 billion and $1.5 billion for the first nine months of 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $16 million and $32 million for the quarters ended September 30, 2016 and 2015, and $54 million and $78 million for the first nine months of 2016 and 2015, respectively.

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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$39	12	84	58
Real estate mortgage	7	31	58	103
Real estate construction	—	—	3	2
Total commercial	46	43	145	163
Consumer:
Real estate 1-4 family first mortgage	36	49	97	143
Real estate 1-4 family junior lien mortgage	6	5	15	13
Credit card	15	12	41	39
Automobile	4	3	10	9
Other revolving credit and installment	—	1	2	3
Total consumer	61	70	165	207
Total	$107	113	310	370

Purchased Credit-Impaired Loans
Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008, at which time we acquired commercial and consumer loans with a carrying value of $18.7 billion and $40.1 billion, respectively. The unpaid principal balance on December 31, 2008 was $98.2 billion for the total of commercial and consumer PCI loans. Table 5.19 presents PCI loans net of any remaining purchase accounting adjustments. Commercial and industrial PCI loans at September 30, 2016, included $290 million from the GE Capital business acquisitions. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 5.19: PCI Loans

(in millions)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$367	78
Real estate mortgage	410	542
Real estate construction	60	92
Total commercial	837	712
Consumer:
Real estate 1-4 family first mortgage	16,830	19,190
Real estate 1-4 family junior lien mortgage	42	69
Total consumer	16,872	19,259
Total PCI loans (carrying value)	$17,709	19,971
Total PCI loans (unpaid principal balance)	$25,423	28,278

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

•	changes in prepayment assumptions – prepayments affect the estimated life of PCI loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	changes in the expected principal and interest payments over the estimated weighted-average life – updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 5.20. Changes during third quarter 2016 reflect an expectation, as a result of our quarterly evaluation of PCI cash flows, that prepayment of modified Pick-a-Pay loans will significantly increase over their estimated weighted-average life and that expected loss has decreased as a result of reduced loan to value ratios and sustained higher housing prices.

Table 5.20: Change in Accretable Yield

(in millions)	Quarter ended Sep 30, 2016	Nine months ended Sep 30, 2016	2009-2015
Balance, beginning of period	$15,727	16,301	10,447
Change in accretable yield due to acquisitions	(11)	58	132
Accretion into interest income (1)	(324)	(992)	(14,212)
Accretion into noninterest income due to sales (2)	—	(9)	(458)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	1,163	1,221	9,734
Changes in expected cash flows that do not affect nonaccretable difference (3)	(4,936)	(4,960)	10,658
Balance, end of period	$11,619	11,619	16,301

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 5.21 provides a breakdown of commercial PCI loans by risk category.

Table 5.21: Commercial PCI Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2016
By risk category:
Pass	$154	262	49	465
Criticized	213	148	11	372
Total commercial PCI loans	$367	410	60	837
December 31, 2015
By risk category:
Pass	$35	298	68	401
Criticized	43	244	24	311
Total commercial PCI loans	$78	542	92	712

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.22 provides past due information for commercial PCI loans.

Table 5.22: Commercial PCI Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2016
By delinquency status:
Current-29 DPD and still accruing	$364	356	49	769
30-89 DPD and still accruing	3	1	—	4
90+ DPD and still accruing	—	53	11	64
Total commercial PCI loans	$367	410	60	837
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$78	510	90	678
30-89 DPD and still accruing	—	2	—	2
90+ DPD and still accruing	—	30	2	32
Total commercial PCI loans	$78	542	92	712
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

Table 5.23: Consumer PCI Loans by Delinquency Status

	September 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$16,779	179	16,958	18,086	202	18,288
30-59 DPD and still accruing	1,486	7	1,493	1,686	7	1,693
60-89 DPD and still accruing	671	3	674	716	3	719
90-119 DPD and still accruing	229	1	230	293	2	295
120-179 DPD and still accruing	254	2	256	319	3	322
180+ DPD and still accruing	2,271	8	2,279	3,035	12	3,047
Total consumer PCI loans (adjusted unpaid principal balance)	$21,690	200	21,890	24,135	229	24,364
Total consumer PCI loans (carrying value)	$16,830	42	16,872	19,190	69	19,259

Table 5.24 provides FICO scores for consumer PCI loans.

Table 5.24: Consumer PCI Loans by FICO

	September 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$4,643	50	4,693	5,737	52	5,789
600-639	3,167	26	3,193	4,754	38	4,792
640-679	4,129	38	4,167	6,208	48	6,256
680-719	3,255	38	3,293	4,283	43	4,326
720-759	1,801	25	1,826	1,914	24	1,938
760-799	933	16	949	910	13	923
800+	257	4	261	241	3	244
No FICO available	3,505	3	3,508	88	8	96
Total consumer PCI loans (adjusted unpaid principal balance)	$21,690	200	21,890	24,135	229	24,364
Total consumer PCI loans (carrying value)	$16,830	42	16,872	19,190	69	19,259

Table 5.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.

Table 5.25: Consumer PCI Loans by LTV/CLTV

	September 30, 2016			December 31, 2015
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$7,252	36	7,288	5,437	32	5,469
60.01-80%	9,384	78	9,462	10,036	65	10,101
80.01-100%	3,871	56	3,927	6,299	80	6,379
100.01-120% (1)	926	21	947	1,779	36	1,815
> 120% (1)	255	8	263	579	15	594
No LTV/CLTV available	2	1	3	5	1	6
Total consumer PCI loans (adjusted unpaid principal balance)	$21,690	200	21,890	24,135	229	24,364
Total consumer PCI loans (carrying value)	$16,830	42	16,872	19,190	69	19,259

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
Table 6.1 presents the components of other assets.
Table 6.1: Other Assets

(in millions)	Sep 30, 2016	Dec 31, 2015
Nonmarketable equity investments:
Cost method:
Federal bank stock	$6,072	4,814
Private equity	1,459	1,626
Auction rate securities	546	595
Total cost method	8,077	7,035
Equity method:
LIHTC (1)	9,228	8,314
Private equity	3,674	3,300
Tax-advantaged renewable energy	1,599	1,625
New market tax credit and other	312	408
Total equity method	14,813	13,647
Fair value (2)	3,441	3,065
Total nonmarketable equity investments	26,331	23,747
Corporate/bank-owned life insurance	19,303	19,199
Accounts receivable (3)	31,220	26,251
Interest receivable	5,309	5,065
Core deposit intangibles	1,850	2,539
Customer relationship and other amortized intangibles	1,137	614
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	282	446
Non-government insured/guaranteed	322	414
Non-residential real estate	416	565
Operating lease assets	10,253	3,782
Due from customers on acceptances	265	273
Other (4)	26,899	17,887
Total other assets	$123,587	100,782

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

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

Table 6.2 presents income (expense) related to nonmarketable equity investments.
Table 6.2: Nonmarketable Equity Investments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net realized gains from nonmarketable equity investments	$55	632	369	1,462
All other	(83)	(161)	(404)	(587)
Total	$(28)	471	(35)	875
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits.
Total LIHTC investments were $9.2 billion and $8.3 billion at September 30, 2016 and December 31, 2015, respectively. In third quarter and first nine months of 2016, we recognized pre-tax losses of $199 million and $600 million, respectively, related to our LIHTC investments, compared with $173 million and $529 million, respectively, for the same periods a year ago. We also recognized total tax benefits of $308 million and $919 million in the third quarter and first nine months of 2016, which included tax credits recorded in income taxes of $233 million and $693 million for the same periods, respectively. In the third quarter and first nine months of 2015, total tax benefits were $269 million and $819 million, respectively, which included tax credits of $203 million and $619 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $3.4 billion at September 30, 2016 and $3.0 billion at December 31, 2015. Predominantly all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

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
Table 7.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.

Table 7.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
September 30, 2016
Cash	$—	145		—	145
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	90		—	90
Trading assets	2,335	130		203	2,668
Investment securities (1)	9,331	244		1,048	10,623
Loans	7,865	12,417		4,144	24,426
Mortgage servicing rights	10,830	—		—	10,830
Other assets	9,804	414		14	10,232
Total assets	40,165	13,440		5,409	59,014
Short-term borrowings	—	—		1,066	1,066
Accrued expenses and other liabilities	413	79	(2)	2	494
Long-term debt	3,360	3,850	(2)	4,115	11,325
Total liabilities	3,773	3,929		5,183	12,885
Noncontrolling interests	—	147		—	147
Net assets	$36,392	9,364		226	45,982
December 31, 2015
Cash	$—	157		—	157
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	—		—	—
Trading assets	1,340	1		203	1,544
Investment securities (1)	12,388	425		2,171	14,984
Loans	9,661	4,811		4,887	19,359
Mortgage servicing rights	12,518	—		—	12,518
Other assets	8,938	242		26	9,206
Total assets	44,845	5,636		7,287	57,768
Short-term borrowings	—	—		1,799	1,799
Accrued expenses and other liabilities	629	57	(2)	1	687
Long-term debt	3,021	1,301	(2)	4,844	9,166
Total liabilities	3,650	1,358		6,644	11,652
Noncontrolling interests	—	93		—	93
Net assets	$41,195	4,185		643	46,023

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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

Note 7: Securitizations and Variable Interest Entities (continued)

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

Table 7.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
September 30, 2016
Residential mortgage loan securitizations:
Conforming (2)	$1,169,571	2,997	9,908	—	(245)	12,660
Other/nonconforming	20,764	1,075	108	—	(2)	1,181
Commercial mortgage securitizations	169,236	4,820	814	309	(32)	5,911
Collateralized debt obligations:
Debt securities	2,353	—	—	17	(31)	(14)
Loans (3)	1,564	1,527	—	—	—	1,527
Asset-based finance structures	11,699	7,967	—	—	—	7,967
Tax credit structures	27,896	10,111	—	—	(3,387)	6,724
Collateralized loan obligations	102	10	—	—	—	10
Investment funds	209	49	—	—	—	49
Other (4)	13,687	454	—	(77)	—	377
Total	$1,417,081	29,010	10,830	249	(3,697)	36,392
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,997	9,908	—	967	13,872
Other/nonconforming		1,075	108	—	2	1,185
Commercial mortgage securitizations		4,820	814	309	9,130	15,073
Collateralized debt obligations:
Debt securities		—	—	17	31	48
Loans (3)		1,527	—	—	—	1,527
Asset-based finance structures		7,967	—	—	444	8,411
Tax credit structures		10,111	—	—	970	11,081
Collateralized loan obligations		10	—	—	—	10
Investment funds		49	—	—	—	49
Other (4)		454	—	114	—	568
Total		$29,010	10,830	440	11,544	51,824

(continued on following page)

(continued from previous page)

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2015
Residential mortgage loan securitizations:
Conforming (2)	$1,199,225	2,458	11,665	—	(386)	13,737
Other/nonconforming	24,809	1,228	141	—	(1)	1,368
Commercial mortgage securitizations	184,959	6,323	712	203	(26)	7,212
Collateralized debt obligations:
Debt securities	3,247	—	—	64	(57)	7
Loans (3)	3,314	3,207	—	—	—	3,207
Asset-based finance structures	13,063	8,956	—	(66)	—	8,890
Tax credit structures	26,099	9,094	—	—	(3,047)	6,047
Collateralized loan obligations	898	213	—	—	—	213
Investment funds	1,131	47	—	—	—	47
Other (4)	12,690	511	—	(44)	—	467
Total	$1,469,435	32,037	12,518	157	(3,517)	41,195
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,458	11,665	—	1,452	15,575
Other/nonconforming		1,228	141	—	1	1,370
Commercial mortgage securitizations		6,323	712	203	7,152	14,390
Collateralized debt obligations:
Debt securities		—	—	64	57	121
Loans (3)		3,207	—	—	—	3,207
Asset-based finance structures		8,956	—	76	444	9,476
Tax credit structures		9,094	—	—	866	9,960
Collateralized loan obligations		213	—	—	—	213
Investment funds		47	—	—	—	47
Other (4)		511	—	117	150	778
Total		$32,037	12,518	460	10,122	55,137

(1)
Includes total equity interests of $9.8 billion and $8.9 billion at September 30, 2016, and December 31, 2015, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.2 billion and $1.3 billion at September 30, 2016, and December 31, 2015, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest predominantly in senior tranches from a diversified pool of U.S. asset securitizations, of which all are current and 100% and 70% were rated as investment grade by the primary rating agencies at September 30, 2016, and December 31, 2015, respectively. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the third quarter and first nine months of 2016 was $28 million and $84 million, respectively, compared with $50 million and $159 million, respectively, in the same periods of 2015.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At September 30, 2016, we held $453 million of ARS issued by VIEs compared with $502 million at December 31, 2015. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2016, and December 31, 2015, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.3 billion and $2.2 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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

Table 7.3: Cash Flows From Sales and Securitization Activity

	2016		2015
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$66,830	53	52,733	192
Fees from servicing rights retained	891	—	902	1
Cash flows from other interests held (1)	930	—	328	10
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	4	—	3	—
Agency securitizations (3)	22	—	72	—
Servicing advances, net of repayments	(52)	—	(88)	—
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$178,301	186	153,626	373
Fees from servicing rights retained	2,636	—	2,760	5
Cash flows from other interests held (1)	1,964	1	942	33
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	22	—	10	—
Agency securitizations (3)	104	—	210	—
Servicing advances, net of repayments	(159)	—	(342)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Third quarter and first nine months of 2016 exclude $2.4 billion and $7.3 billion respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $2.2 billion and $8.2 billion, respectively, in the same periods of 2015. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the third quarter and first nine months of 2016, we recognized net gains of $141 million and $436 million, respectively, from transfers accounted for as sales of financial assets, compared with $88 million and $404 million, respectively, in the same periods of 2015. These net gains largely relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the third quarter and first nine months of 2016 and 2015 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2016, we transferred $63.3 billion and $165.6 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $50.2 billion and $143.1 billion, respectively, in the same periods of 2015. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2016, we recorded a $1.3 billion servicing asset, measured at fair value using a Level 3 measurement technique, securities of $3.0 billion, classified as Level 2, and a $26 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2015, we recorded a $1.2 billion servicing asset, securities of $787 million, and a $34 million liability.
Table 7.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 7.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2016	2015
Quarter ended September 30,
Prepayment speed (1)	12.4%	11.5
Discount rate	6.2	7.1
Cost to service ($ per loan) (2)	$124	223
Nine months ended September 30,
Prepayment speed (1)	12.5%	12.1
Discount rate	6.5	7.4
Cost to service ($ per loan) (2)	$136	232

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
During the third quarter and first nine months of 2016, we transferred $4.0 billion and $13.9 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $3.0 billion and $12.5 billion in the same periods of 2015, respectively. These transfers resulted in gains of $134 million and $327 million in the third quarter and first nine months of 2016, respectively, because the loans were carried at lower of cost of market value (LOCOM), compared with gains of $63 million and $263 million in the third quarter and first nine months of 2015, respectively. In connection with these transfers, in the first nine months of 2016, we recorded a servicing asset of $204 million, initially measured at fair value using a Level 3 measurement technique, and securities of $236 million, classified as Level 2. In the first nine months of 2015, we recorded a servicing asset of $131 million and securities of $209 million.

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

Table 7.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2016	$10,415	30	1	285	656
Expected weighted-average life (in years)	5.3	3.6	9.2	1.2	5.8
Key economic assumptions:
Prepayment speed assumption (3)	13.5%	18.9	15.3
Decrease in fair value from:
10% adverse change	$585	1	—
25% adverse change	1,376	2	—
Discount rate assumption	6.2%	12.1	9.9	9.1	3.2
Decrease in fair value from:
100 basis point increase	$485	1	—	3	31
200 basis point increase	927	1	—	6	61
Cost to service assumption ($ per loan)	161
Decrease in fair value from:
10% adverse change	509
25% adverse change	1,271
Credit loss assumption			2.6%	2.3	—
Decrease in fair value from:
10% higher losses			$—	1	—
25% higher losses			—	1	—
Fair value of interests held at December 31, 2015	$12,415	34	1	342	673
Expected weighted-average life (in years)	6.0	3.6	11.6	1.9	5.8
Key economic assumptions:
Prepayment speed assumption (3)	11.4%	19.0	15.1
Decrease in fair value from:
10% adverse change	$616	1	—
25% adverse change	1,463	3	—
Discount rate assumption	7.3%	13.8	10.5	5.3	3.0
Decrease in fair value from:
100 basis point increase	$605	1	—	6	33
200 basis point increase	1,154	1	—	11	63
Cost to service assumption ($ per loan)	168
Decrease in fair value from:
10% adverse change	567
25% adverse change	1,417
Credit loss assumption			1.1%	2.8	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	2	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.6 billion and $1.7 billion at September 30, 2016, and December 31, 2015, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2016, and December 31, 2015, results in a decrease in fair value of $183 million and $150 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at September 30, 2016, and December 31, 2015. The carrying amount of the loan at September 30, 2016, and December 31, 2015, was $4.4 billion and $4.9 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $93 million and $82 million at September 30, 2016, and December 31, 2015, respectively.
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

Table 7.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	2016	2015
Commercial:
Real estate mortgage	$108,251	110,815	3,284	6,670	210	301
Total commercial	108,251	110,815	3,284	6,670	210	301
Consumer:
Real estate 1-4 family first mortgage	1,172,789	1,235,662	16,773	20,904	764	678
Total consumer	1,172,789	1,235,662	16,773	20,904	764	678
Total off-balance sheet sold or securitized loans (2)	$1,281,040	1,346,477	20,057	27,574	974	979

(1)	Includes $1.8 billion and $5.0 billion of commercial foreclosed assets and $2.0 billion and $2.2 billion of consumer foreclosed assets at September 30, 2016, and December 31, 2015, respectively.

(2)
At September 30, 2016, and December 31, 2015, the table includes total loans of $1.2 trillion at both dates, delinquent loans of $9.8 billion and $12.1 billion, and foreclosed assets of $1.4 billion and $1.7 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

Table 7.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2016
Secured borrowings:
Municipal tender option bond securitizations	$1,720	1,265	(1,068)	—	197
Residential mortgage securitizations	4,033	4,144	(4,115)	—	29
Total secured borrowings	5,753	5,409	(5,183)	—	226
Consolidated VIEs:
Commercial and industrial loans and leases	8,439	8,439	(2,846)	(13)	5,580
Nonconforming residential mortgage loan securitizations	3,532	3,143	(1,066)	—	2,077
Commercial real estate loans	1,276	1,276	—	—	1,276
Structured asset finance	25	15	(11)	—	4
Investment funds	420	420	(5)	(69)	346
Other	158	147	(1)	(65)	81
Total consolidated VIEs	13,850	13,440	(3,929)	(147)	9,364
Total secured borrowings and consolidated VIEs	$19,603	18,849	(9,112)	(147)	9,590
December 31, 2015
Secured borrowings:
Municipal tender option bond securitizations	$2,818	2,400	(1,800)	—	600
Residential mortgage securitizations	4,738	4,887	(4,844)	—	43
Total secured borrowings	7,556	7,287	(6,644)	—	643
Consolidated VIEs:
Nonconforming residential mortgage loan securitizations	4,134	3,654	(1,239)	—	2,415
Commercial real estate loans	1,185	1,185	—	—	1,185
Structured asset finance	54	20	(18)	—	2
Investment funds	482	482	—	—	482
Other	305	295	(101)	(93)	101
Total consolidated VIEs	6,160	5,636	(1,358)	(93)	4,185
Total secured borrowings and consolidated VIEs	$13,716	12,923	(8,002)	(93)	4,828
COMMERCIAL AND INDUSTRIAL LOANS AND LEASES In conjunction with the GE Capital business acquisitions, on March 1, 2016, we acquired certain consolidated SPE entities. The most significant of these SPEs is a revolving master trust entity that purchases dealer floorplan loans and issues senior and subordinated notes. The senior notes are held by third parties and the subordinated notes and residual equity interests are held by us. At September 30, 2016, total assets held by the master trust were $6.9 billion and the outstanding senior notes were $2.7 billion. The other SPEs acquired include securitization term trust entities, which purchase vendor finance lease and loan assets and issue notes to investors, and a SPE that engages in leasing activities to specific vendors. At September 30, 2016, total assets held by these SPEs were $1.5 billion, with outstanding debt of $102 million. We are the primary beneficiary of these acquired SPEs due to our ability to direct the significant activities of the SPEs, such as our role as servicer, and because we hold variable interests that are considered significant.

INVESTMENT FUNDS Our adoption of ASU 2015-02 (Amendments to the Consolidation Analysis) changed the consolidation analysis for certain investment funds. We consolidate certain investment funds because we have both the power to manage fund assets and hold variable interests that are considered significant.

OTHER CONSOLIDATED VIE STRUCTURES In addition to the structure types included in the previous table, at both September 30, 2016, and December 31, 2015, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At September 30, 2016, we pledged approximately $457 million in loans (principal and interest eligible to be capitalized) and $5.8 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $529 million and $5.9 billion, respectively, at December 31, 2015. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.
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

Table 8.1: Analysis of Changes in Fair Value MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Fair value, beginning of period	$10,396	12,661	12,415	12,738
Servicing from securitizations or asset transfers (1)	609	448	1,452	1,184
Sales and other (2)	4	6	(18)	—
Net additions	613	454	1,434	1,184
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	39	(858)	(1,824)	(313)
Servicing and foreclosure costs (4)	(10)	(18)	13	(46)
Prepayment estimates and other (5)	(37)	43	22	(194)
Net changes in valuation model inputs or assumptions	(8)	(833)	(1,789)	(553)
Other changes in fair value (6)	(586)	(504)	(1,645)	(1,591)
Total changes in fair value	(594)	(1,337)	(3,434)	(2,144)
Fair value, end of period	$10,415	11,778	10,415	11,778

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)	Includes sales and transfers of MSRs, which can result in an increase of total reported MSRs if the sales or transfers are related to nonperforming loan portfolios.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

(6)	Represents changes due to collection/realization of expected cash flows over time.

Table 8.2 presents the changes in amortized MSRs.

Table 8.2: Analysis of Changes in Amortized MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$1,353	1,262	1,308	1,242
Purchases	18	45	63	96
Servicing from securitizations or asset transfers	69	35	204	131
Amortization	(67)	(65)	(202)	(192)
Balance, end of period (1)	$1,373	1,277	1,373	1,277
Fair value of amortized MSRs:
Beginning of period	$1,620	1,692	1,680	1,637
End of period	1,627	1,643	1,627	1,643

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

Table 8.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2016	Dec 31, 2015
Residential mortgage servicing:
Serviced for others	$1,226	1,300
Owned loans serviced	352	345
Subserviced for others	4	4
Total residential servicing	1,582	1,649
Commercial mortgage servicing:
Serviced for others	477	478
Owned loans serviced	130	122
Subserviced for others	8	7
Total commercial servicing	615	607
Total managed servicing portfolio	$2,197	2,256
Total serviced for others	$1,703	1,778
Ratio of MSRs to related loans serviced for others	0.69%	0.77

Table 8.4 presents the components of mortgage banking noninterest income.

Table 8.4: Mortgage Banking Noninterest Income

		Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)		2016	2015	2016	2015
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$954	1,001	2,857	3,029
Late charges		45	48	135	147
Ancillary fees		56	69	171	221
Unreimbursed direct servicing costs (1)		(177)	(128)	(533)	(371)
Net servicing fees		878	990	2,630	3,026
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(8)	(833)	(1,789)	(553)
Other changes in fair value (3)		(586)	(504)	(1,645)	(1,591)
Total changes in fair value of MSRs carried at fair value		(594)	(1,337)	(3,434)	(2,144)
Amortization		(67)	(65)	(202)	(192)
Net derivative gains from economic hedges (4)	(B)	142	1,086	2,575	1,021
Total servicing income, net		359	674	1,569	1,711
Net gains on mortgage loan origination/sales activities		1,308	915	3,110	3,130
Total mortgage banking noninterest income		$1,667	1,589	4,679	4,841
Market-related valuation changes to MSRs, net of hedge results (2)(4)	(A)+(B)	$134	253	786	468

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the changes in fair value of MSRs table in this Note for more detail.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

Table 8.5 summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and the provision for repurchase losses reduces net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $191 million at September 30, 2016, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.

Table 8.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Balance, beginning of period	$255	557	378	615
Provision for repurchase losses:
Loan sales	11	11	26	34
Change in estimate (1)	(24)	(17)	(132)	(74)
Net reductions	(13)	(6)	(106)	(40)
Losses	(3)	(13)	(33)	(37)
Balance, end of period	$239	538	239	538

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets
Table 9.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 9.1: Intangible Assets

	September 30, 2016			December 31, 2015
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,495	(2,122)	1,373	3,228	(1,920)	1,308
Core deposit intangibles	12,834	(10,984)	1,850	12,834	(10,295)	2,539
Customer relationship and other intangibles	3,901	(2,764)	1,137	3,163	(2,549)	614
Total amortized intangible assets	$20,230	(15,870)	4,360	19,225	(14,764)	4,461
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$10,415			12,415
Goodwill	26,688			25,529
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

Table 9.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2016. Future amortization expense may vary from these projections.

Table 9.2: Amortization Expense for Intangible Assets

(in millions)		Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Nine months ended September 30, 2016	(actual)	$202	689	215	1,106
Estimate for the remainder of 2016		$67	229	74	370
Estimate for year ended December 31,
2017		240	851	302	1,393
2018		201	770	295	1,266
2019		178	—	103	281
2020		162	—	85	247
2021		138	—	70	208

(1)	The nine months ended September 30, 2016 includes $13 million for lease intangible amortization.

Note 9: Intangible Assets (continued)

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
Table 9.3 shows the allocation of goodwill to our reportable operating segments for purposes of goodwill impairment testing.

Table 9.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2014	$16,870	7,633	1,202	25,705
Reduction in goodwill related to divested businesses and other	(21)	—	—	(21)
Goodwill from business combinations	—	—	—	—
September 30, 2015	$16,849	7,633	1,202	25,684
December 31, 2015	$16,849	7,475	1,205	25,529
Reduction in goodwill related to divested businesses and other	—	(84)	(2)	(86)
Goodwill from business combinations	—	1,245	—	1,245
September 30, 2016	$16,849	8,636	1,203	26,688

Note 10: Guarantees, Pledged Assets and Collateral (continued)

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

Table 10.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
September 30, 2016
Standby letters of credit (1)	$39	16,757	9,245	3,599	639	30,240	9,875
Securities lending and other indemnifications (2)	—	—	—	—	1,869	1,869	—
Written put options (3)	47	13,243	11,173	5,072	1,512	31,000	19,602
Loans and MHFS sold with recourse (4)	57	108	653	892	8,163	9,816	6,832
Factoring guarantees (5)	—	1,079	—	—	—	1,079	1,079
Other guarantees	6	27	21	16	3,407	3,471	23
Total guarantees	$149	31,214	21,092	9,579	15,590	77,475	37,411
December 31, 2015
Standby letters of credit (1)	$38	16,360	9,618	4,116	642	30,736	8,981
Securities lending and other indemnifications (2)	—	—	—	—	1,841	1,841	—
Written put options (3)	290	9,450	7,401	5,742	1,487	24,080	13,868
Loans and MHFS sold with recourse (4)	62	112	723	690	6,434	7,959	4,864
Factoring guarantees (5)	—	1,598	—	—	—	1,598	1,598
Other guarantees	28	62	17	17	2,482	2,578	53
Total guarantees	$418	27,582	17,759	10,565	12,886	68,792	29,364

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $10.5 billion and $11.8 billion at September 30, 2016, and December 31, 2015, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $187 million and $352 million with related collateral of $1.7 billion and $1.5 billion at September 30, 2016, and December 31, 2015, respectively. Estimated maximum exposure to loss was $1.9 billion at September 30, 2016 and $1.8 billion at December 31, 2015.

(3)
Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives). Amounts for December 31, 2015 have been revised to include previously omitted contracts.

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $2 million and $4 million respectively, of loans associated with these agreements in the third quarter and first nine months of 2016, and $2 million and $5 million in the same periods of 2015, respectively.

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

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 10.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $13.4 billion and $5.6 billion at September 30, 2016, and December 31, 2015, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $5.4 billion and $7.3 billion in assets pledged in transactions accounted for as secured borrowings at September 30, 2016, and December 31, 2015, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.

Table 10.2: Pledged Assets

(in millions)	Sep 30, 2016	Dec 31, 2015
Trading assets and other (1)	$107,973	73,396
Investment securities (2)	93,840	113,912
Mortgages held for sale and Loans (3)	504,037	453,058
Total pledged assets	$705,850	640,366

(1)
Consists of trading assets of $47.3 billion and $38.7 billion at September 30, 2016, and December 31, 2015, respectively and off-balance sheet securities of $60.7 billion and $34.7 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total trading assets and other includes $107.5 billion and $73.0 billion at September 30, 2016, and December 31, 2015, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.6 billion and $6.5 billion (fair value of $5.8 billion and $6.5 billion) in collateral for repurchase agreements at September 30, 2016, and December 31, 2015, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $12.9 billion and $13.0 billion in collateral pledged under repurchase agreements at September 30, 2016, and December 31, 2015, respectively, that permit the secured parties to sell or repledge the collateral. All other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $15.9 billion and $8.7 billion at September 30, 2016, and December 31, 2015, respectively. Balance consists of mortgages held for sale and loans that are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.2 billion and $1.3 billion at September 30, 2016, and December 31, 2015, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 7 (Securitizations and Variable Interest Entities) for additional information.

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

Table 10.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Sep 30, 2016	Dec 31, 2015
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$105,200	74,935
Gross amounts offset in consolidated balance sheet (1)	(16,621)	(9,158)
Net amounts in consolidated balance sheet (2)	88,579	65,777
Collateral not recognized in consolidated balance sheet (3)	(87,662)	(65,035)
Net amount (4)	$917	742
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$124,392	91,278
Gross amounts offset in consolidated balance sheet (1)	(16,621)	(9,158)
Net amounts in consolidated balance sheet (6)	107,771	82,120
Collateral pledged but not netted in consolidated balance sheet (7)	(107,278)	(81,772)
Net amount (8)	$493	348

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At September 30, 2016, and December 31, 2015, includes $67.4 billion and $45.7 billion, respectively, classified on our consolidated balance sheet in federal funds sold, securities purchased under resale agreements and other short-term investments and $21.2 billion and $20.1 billion, respectively, in loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2016, and December 31, 2015, we have received total collateral with a fair value of $116.0 billion and $84.9 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $59.2 billion at September 30, 2016, and $33.4 billion (revised to correct amount previously reported) at December 31, 2015.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2016, and December 31, 2015, we have pledged total collateral with a fair value of $126.5 billion and $92.9 billion, respectively, of which, the counterparty does not have the right to sell or repledge $6.1 billion as of September 30, 2016 and $6.9 billion as of December 31, 2015.

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

Table 10.4: Underlying Collateral Types of Gross Obligations

(in millions)	Sep 30, 2016	Dec 31, 2015
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$58,777	32,254
Securities of U.S. States and political subdivisions	136	7
Federal agency mortgage-backed securities	38,587	37,033
Non-agency mortgage-backed securities	2,334	1,680
Corporate debt securities	6,359	4,674
Asset-backed securities	3,129	2,275
Equity securities	2,154	2,457
Other	901	1,162
Total repurchases	112,377	81,542
Securities lending:
Securities of U.S. Treasury and federal agencies	186	61
Federal agency mortgage-backed securities	138	76
Non-agency mortgage-backed securities	—	—
Corporate debt securities	908	899
Equity securities (1)	10,783	8,700
Total securities lending	12,015	9,736
Total repurchases and securities lending	$124,392	91,278

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 10.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.

Table 10.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2016
Repurchase agreements	$86,113	11,545	9,570	5,149	112,377
Securities lending	9,726	712	1,577	—	12,015
Total repurchases and securities lending (1)	$95,839	12,257	11,147	5,149	124,392
December 31, 2015
Repurchase agreements	$58,021	19,561	2,935	1,025	81,542
Securities lending	7,845	362	1,529	—	9,736
Total repurchases and securities lending (1)	$65,866	19,923	4,464	1,025	91,278

(1)
Repurchase and securities lending transactions are largely conducted under enforceable master lending agreements that allow either party to terminate the transaction on demand. These transactions have been reported as continuous obligations unless the MRA or MSLA has been modified with an overriding agreement that specifies an alternative termination date.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2015 Form 10-K and Note 11 (Legal Actions) to Financial Statements in our 2016 first and second quarter Quarterly Reports on Form 10-Q for events occurring during third quarter 2016.

MORTGAGE RELATED REGULATORY INVESTIGATIONS Federal and state government agencies, including the United States Department of Justice, continue investigations or examinations of certain mortgage related practices of Wells Fargo and predecessor institutions. Wells Fargo, for itself and for predecessor institutions, has responded, and continues to respond, to requests from these agencies seeking information regarding the origination, underwriting and securitization of residential mortgages, including sub-prime mortgages. This includes discussions with various government agencies that are part of the RMBS Working Group of the Financial Fraud Enforcement Task Force in which potential theories of liability have been raised. Other financial institutions have entered into settlements with these agencies, the nature of which related to the specific activities of those financial institutions, including the imposition of significant financial penalties and remedial actions.

ORDER OF POSTING LITIGATION A series of putative class actions have been filed against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the "high to low" order in which the banks post debit card transactions to consumer deposit accounts. There are currently several such cases pending against Wells Fargo Bank (including the Wachovia Bank cases to which Wells Fargo succeeded), most of which have been consolidated in multi-district litigation proceedings (the "MDL proceedings") in the U.S. District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied these motions to compel arbitration on October 17, 2016.

SALES PRACTICES MATTERS Federal, state and local government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission, and state attorneys general and prosecutors’ offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain sales practices of the Company that were the subject of settlements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. The Company has responded, and continues to respond, to requests from a number of the foregoing seeking information regarding these sales practices and the circumstances of the settlements and related matters. A number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $1.7 billion as of September 30, 2016. The change in the high end of the range from June 30, 2016 related to a number of matters. It is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. Accordingly, there may be a range of possible losses in excess of the established liability or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of either the mortgage related regulatory investigations or the sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Table 12.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which interest and other payments are determined. Derivatives designated as qualifying hedging instruments and economic hedges are recorded on the balance sheet at fair value in other assets or other liabilities. Customer accommodation trading and other derivatives are recorded on the balance sheet at fair value in trading assets, other assets or other liabilities.

Table 12.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2016			December 31, 2015
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$228,108	13,924	1,522	191,684	7,477	2,253
Foreign exchange contracts (1)	28,858	1,134	1,499	25,115	378	2,494
Total derivatives designated as qualifying hedging instruments		15,058	3,021		7,855	4,747
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	280,338	422	731	211,375	195	315
Equity contracts	8,446	602	139	7,427	531	47
Foreign exchange contracts	14,966	600	125	16,407	321	100
Credit contracts – protection purchased	534	94	—	—	—	—
Subtotal		1,718	995		1,047	462
Customer accommodation trading and
other derivatives:
Interest rate contracts	6,111,740	97,444	100,134	4,685,898	55,053	55,409
Commodity contracts	55,865	2,573	2,711	47,571	4,659	5,519
Equity contracts	170,192	6,955	6,368	139,956	7,068	4,761
Foreign exchange contracts	340,620	7,092	7,571	295,962	8,248	8,339
Credit contracts – protection sold	10,399	82	417	10,544	83	541
Credit contracts – protection purchased	21,469	400	130	18,018	567	88
Other contracts	986	—	73	1,041	—	58
Subtotal		114,546	117,404		75,678	74,715
Total derivatives not designated as hedging instruments		116,264	118,399		76,725	75,177
Total derivatives before netting		131,322	121,420		84,580	79,924
Netting (3)		(112,586)	(107,817)		(66,924)	(66,004)
Total		$18,736	13,603		17,656	13,920

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both September 30, 2016, and December 31, 2015, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at September 30, 2016, and December 31, 2015, excludes $10.2 billion and $7.8 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 12.2 for further information.

Note 12: Derivatives (continued)

Table 12.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $116.2 billion and $114.2 billion of gross derivative assets and liabilities, respectively, at September 30, 2016, and $69.9 billion and $74.0 billion, respectively, at December 31, 2015, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $15.2 billion and $7.0 billion, respectively, at September 30, 2016, and $14.6 billion and $5.9 billion, respectively, at December 31, 2015, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 12.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet (2)	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (4)
September 30, 2016
Derivative assets
Interest rate contracts	$111,790	(102,677)	9,113	(1,314)	7,799	28%
Commodity contracts	2,573	(834)	1,739	(75)	1,664	59
Equity contracts	7,557	(2,719)	4,838	(422)	4,416	53
Foreign exchange contracts	8,826	(5,933)	2,893	(69)	2,824	93
Credit contracts – protection sold	82	(45)	37	—	37	60
Credit contracts – protection purchased	494	(378)	116	(5)	111	99
Total derivative assets	$131,322	(112,586)	18,736	(1,885)	16,851
Derivative liabilities
Interest rate contracts	$102,387	(96,409)	5,978	(4,250)	1,728	23%
Commodity contracts	2,711	(563)	2,148	(31)	2,117	68
Equity contracts	6,507	(2,570)	3,937	(473)	3,464	83
Foreign exchange contracts	9,195	(7,862)	1,333	(695)	638	100
Credit contracts – protection sold	417	(358)	59	(57)	2	100
Credit contracts – protection purchased	130	(55)	75	(4)	71	39
Other contracts	73	—	73	—	73	100
Total derivative liabilities	$121,420	(107,817)	13,603	(5,510)	8,093
December 31, 2015
Derivative assets
Interest rate contracts	$62,725	(56,612)	6,113	(749)	5,364	39%
Commodity contracts	4,659	(998)	3,661	(76)	3,585	35
Equity contracts	7,599	(2,625)	4,974	(471)	4,503	51
Foreign exchange contracts	8,947	(6,141)	2,806	(34)	2,772	98
Credit contracts – protection sold	83	(79)	4	—	4	76
Credit contracts – protection purchased	567	(469)	98	(2)	96	100
Total derivative assets	$84,580	(66,924)	17,656	(1,332)	16,324
Derivative liabilities
Interest rate contracts	$57,977	(53,259)	4,718	(3,543)	1,175	35%
Commodity contracts	5,519	(1,052)	4,467	(40)	4,427	84
Equity contracts	4,808	(2,241)	2,567	(154)	2,413	85
Foreign exchange contracts	10,933	(8,968)	1,965	(634)	1,331	100
Credit contracts – protection sold	541	(434)	107	(107)	—	100
Credit contracts – protection purchased	88	(50)	38	(6)	32	70
Other contracts	58	—	58	—	58	100
Total derivative liabilities	$79,924	(66,004)	13,920	(4,484)	9,436

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $423 million and $375 million related to derivative assets and $111 million and $81 million related to derivative liabilities at September 30, 2016, and December 31, 2015, respectively. Cash collateral totaled $9.1 billion and $4.7 billion, netted against derivative assets and liabilities, respectively, at September 30, 2016, and $5.3 billion and $4.7 billion, respectively, at December 31, 2015.

(2)
Net derivative assets of $4.9 billion and $12.4 billion are classified in Trading assets at September 30, 2016, and December 31, 2015, respectively. $13.9 billion and $5.3 billion are classified in Other assets in the consolidated balance sheet at September 30, 2016, and December 31, 2015, respectively. Net derivative liabilities are classified in Accrued expenses and other liabilities in the consolidated balance sheet.

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

Table 12.3: Derivatives in Fair Value Hedging Relationships

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended September 30, 2016
Net interest income (expense) recognized on derivatives	$(117)	(1)	471	2	9	364
Gains (losses) recorded in noninterest income
Recognized on derivatives	21	6	(271)	30	312	98
Recognized on hedged item	(10)	(7)	354	(32)	(234)	71
Net recognized on fair value hedges (ineffective portion) (1)	$11	(1)	83	(2)	78	169
Quarter ended September 30, 2015
Net interest income (expense) recognized on derivatives	$(199)	(3)	494	—	35	327
Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,182)	(20)	2,233	27	(200)	858
Recognized on hedged item	1,180	16	(2,039)	(29)	213	(659)
Net recognized on fair value hedges (ineffective portion) (1)	$(2)	(4)	194	(2)	13	199
Nine months ended September 30, 2016
Net interest income (expense) recognized on derivatives	$(468)	(5)	1,436	4	40	1,007
Gains (losses) recorded in noninterest income
Recognized on derivatives	(2,674)	(36)	4,815	98	1,475	3,678
Recognized on hedged item	2,699	32	(4,215)	(106)	(1,242)	(2,832)
Net recognized on fair value hedges (ineffective portion) (1)	$25	(4)	600	(8)	233	846
Nine months ended September 30, 2015
Net interest income (expense) recognized on derivatives	$(585)	(10)	1,445	—	152	1,002
Gains (losses) recorded in noninterest income
Recognized on derivatives	(496)	(14)	1,186	191	(1,823)	(956)
Recognized on hedged item	484	5	(1,121)	(187)	1,860	1,041
Net recognized on fair value hedges (ineffective portion) (1)	$(12)	(9)	65	4	37	85

(1)
The third quarter and first nine months of 2016 included $(3) million and $(10) million, respectively, and the third quarter and first nine months of 2015 included $(1) million and $(4) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency available-for-sale securities and long-term debt that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K.
Based upon current interest rates, we estimate that $887 million (pre tax) of deferred net gains on derivatives in OCI at September 30, 2016, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 6 years.
Table 12.4 shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

Table 12.4: Derivatives in Cash Flow Hedging Relationships

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2016	2015	2016	2015
Gains (losses) (pre tax) recognized in OCI on derivatives	$(445)	1,769	2,611	2,233
Gains (pre tax) reclassified from cumulative OCI into net income (1)	262	293	783	795
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	—	—	1	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $142 million and $2.6 billion in the third quarter and first nine months of 2016, respectively, and $1.1 billion and $1.0 billion in the third quarter and first nine months of 2015, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $263 million at September 30, 2016, and net liability of $3 million at December 31, 2015. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $236 million and $56 million at September 30, 2016, and December 31, 2015, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 12.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2015 Form 10-K. Table 12.5 shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

Table 12.5: Derivatives Not Designated as Hedging Instruments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$4	621	1,435	885
Other (2)	(56)	(92)	(308)	(42)
Equity contracts (3)	(372)	(90)	(84)	(85)
Foreign exchange contracts (2)	175	325	504	303
Credit contracts (2)	12	—	12	—
Subtotal	(237)	764	1,559	1,061
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (4)	510	442	1,485	806
Other (5)	210	(340)	(520)	56
Commodity contracts (5)	45	10	162	54
Equity contracts (5)	(982)	747	(1,277)	797
Foreign exchange contracts (5)	188	286	686	611
Credit contracts (5)	(25)	37	(66)	36
Other (2)	15	(33)	(15)	(26)
Subtotal	(39)	1,149	455	2,334
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(276)	1,913	2,014	3,395

(1)
Reflected in mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Included in other noninterest income.

(3)	Included in net gains (losses) from equity investments and other noninterest income.

(4)	Reflected in mortgage banking noninterest income including gains (losses) on interest rate lock commitments and net gains from trading activities in noninterest income.

(5)	Included in net gains from trading activities in noninterest income.

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
Table 12.6 provides details of sold and purchased credit derivatives.

Table 12.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2016
Credit default swaps on:
Corporate bonds	$14	4,343	1,661	3,284	1,059	1,900	2016 - 2025
Structured products	214	441	353	307	134	84	2020 - 2047
Credit protection on:
Default swap index	—	2,300	380	1,113	1,187	3,852	2016 - 2021
Commercial mortgage-backed securities index	170	560	—	516	44	153	2047 - 2058
Asset-backed securities index	18	45	—	40	5	189	2045 - 2046
Other	1	2,710	2,710	—	2,710	10,565	2016 - 2026
Total credit derivatives	$417	10,399	5,104	5,260	5,139	16,743
December 31, 2015
Credit default swaps on:
Corporate bonds	$44	4,838	1,745	3,602	1,236	2,272	2016 - 2025
Structured products	275	598	463	395	203	142	2017 - 2047
Credit protection on:
Default swap index	—	1,727	370	1,717	10	960	2016 - 2020
Commercial mortgage-backed securities index	203	822	—	766	56	316	2047 - 2057
Asset-backed securities index	18	47	—	1	46	71	2045 - 2046
Other	1	2,512	2,512	—	2,512	7,776	2016 - 2025
Total credit derivatives	$541	10,544	5,090	6,481	4,063	11,537

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $13.7 billion at September 30, 2016, and $12.3 billion at December 31, 2015, for which we posted $10.2 billion and $8.8 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on September 30, 2016, or December 31, 2015, we would have been required to post additional collateral of $3.5 billion or $3.6 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third-party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2015 Form 10-K. Table 13.1. presents unadjusted fair value measurements provided by brokers or third-party pricing services by fair value hierarchy level. Fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from Table 13.1.

Table 13.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
September 30, 2016
Trading assets (excluding derivatives)	$—	—	—	1,050	118	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	23,309	3,067	—
Securities of U.S. states and political subdivisions	—	—	—	—	54,166	49
Mortgage-backed securities	—	279	—	—	151,897	94
Other debt securities (1)	—	154	947	—	50,669	130
Total debt securities	—	433	947	23,309	259,799	273
Total marketable equity securities	—	—	—	—	466	—
Total available-for-sale securities	—	433	947	23,309	260,265	273
Derivatives (trading and other assets)	—	—	—	—	198	—
Derivatives (liabilities)	—	—	—	—	(194)	—
Other liabilities (2)	—	—	—	—	(1)	—
December 31, 2015
Trading assets (excluding derivatives) (3)	$—	—	—	700	5	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	32,868	3,382	—
Securities of U.S. states and political subdivisions	—	—	—	—	48,443	51
Mortgage-backed securities	—	226	—	—	126,525	73
Other debt securities (1)	—	503	409	—	48,721	345
Total debt securities	—	729	409	32,868	227,071	469
Total marketable equity securities	—	—	—	—	484	—
Total available-for-sale securities	—	729	409	32,868	227,555	469
Derivatives (trading and other assets)	—	—	—	—	224	—
Derivatives (liabilities)	—	—	—	—	(221)	—
Other liabilities (2)	—	—	—	—	(1)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

(3)	The Level 1 third-party pricing services balance for trading assets has been revised to correct the amount previously reported.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 13.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 13.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2016
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$19,184	3,883	—		—		23,067
Securities of U.S. states and political subdivisions	—	3,899	3		—		3,902
Collateralized loan obligations	—	343	288		—		631
Corporate debt securities	25	7,355	46		—		7,426
Mortgage-backed securities	—	21,039	—		—		21,039
Asset-backed securities	—	1,253	—		—		1,253
Equity securities	22,701	286	—		—		22,987
Total trading securities (1)	41,910	38,058	337		—		80,305
Other trading assets	—	759	30		—		789
Total trading assets (excluding derivatives)	41,910	38,817	367		—		81,094
Securities of U.S. Treasury and federal agencies	23,309	3,067	—		—		26,376
Securities of U.S. states and political subdivisions	—	54,166	1,200	(2)	—		55,366
Mortgage-backed securities:
Federal agencies	—	135,692	—		—		135,692
Residential	—	8,526	1		—		8,527
Commercial	—	9,767	93		—		9,860
Total mortgage-backed securities	—	153,985	94		—		154,079
Corporate debt securities	60	12,186	475		—		12,721
Collateralized loan and other debt obligations (3)	—	34,485	960	(2)	—		35,445
Asset-backed securities:
Automobile loans and leases	—	10	—		—		10
Home equity loans	—	390	—		—		390
Other asset-backed securities	—	4,921	1,046	(2)	—		5,967
Total asset-backed securities	—	5,321	1,046		—		6,367
Other debt securities	—	4	—		—		4
Total debt securities	23,369	263,214	3,775		—		290,358
Marketable equity securities:
Perpetual preferred securities	125	466	—		—		591
Other marketable equity securities	642	—	—		—		642
Total marketable equity securities	767	466	—		—		1,233
Total available-for-sale securities	24,136	263,680	3,775		—		291,591
Mortgages held for sale	—	21,540	1,107		—		22,647
Loans	—	—	4,788		—		4,788
Mortgage servicing rights (residential)	—	—	10,415		—		10,415
Derivative assets:
Interest rate contracts	17	125,709	667		—		126,393
Commodity contracts	—	2,547	26		—		2,573
Equity contracts	3,530	2,956	1,071		—		7,557
Foreign exchange contracts	33	9,390	29		—		9,452
Credit contracts	—	290	286		—		576
Netting	—	—	—		(112,586)	(4)	(112,586)
Total derivative assets (5)	3,580	140,892	2,079		(112,586)		33,965
Other assets – excluding nonmarketable equity investments at NAV	—	23	3,418		—		3,441
Total assets included in the fair value hierarchy	$69,626	464,952	25,949		(112,586)		447,941
Other assets – nonmarketable equity investments at NAV (6)							—
Total assets recorded at fair value							$447,941
Derivative liabilities:
Interest rate contracts	$(29)	(104,288)	(34)		—		(104,351)
Commodity contracts	—	(2,705)	(6)		—		(2,711)
Equity contracts	(1,088)	(3,973)	(1,446)		—		(6,507)
Foreign exchange contracts	(17)	(10,608)	(12)		—		(10,637)
Credit contracts	—	(331)	(216)		—		(547)
Other derivative contracts	—	—	(73)		—		(73)
Netting	—	—	—		107,817	(4)	107,817
Total derivative liabilities (5)	(1,134)	(121,905)	(1,787)		107,817		(17,009)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(10,906)	(835)	—		—		(11,741)
Corporate debt securities	—	(4,501)	—		—		(4,501)
Equity securities	(1,435)	(27)	—		—		(1,462)
Other securities	—	(105)	—		—		(105)
Total short sale liabilities	(12,341)	(5,468)	—		—		(17,809)
Other liabilities (excluding derivatives)	—	—	(4)		—		(4)
Total liabilities recorded at fair value	$(13,475)	(127,373)	(1,791)		107,817		(34,822)

(1)
Net gains (losses) from trading activities recognized in the income statement for the first nine months of 2016 and 2015 include $1.4 billion and $(985) million in net unrealized gains (losses) on trading securities held at September 30, 2016 and 2015, respectively.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $832 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Derivative assets and derivative liabilities include contracts qualifying for hedge accounting, economic hedges, and derivatives included in trading assets and trading liabilities, respectively.

(6)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2015
Trading assets (excluding derivatives)
Securities of U.S. Treasury and federal agencies	$13,357	3,469	—		—		16,826
Securities of U.S. states and political subdivisions	—	1,667	8		—		1,675
Collateralized loan obligations	—	346	343		—		689
Corporate debt securities	—	7,909	56		—		7,965
Mortgage-backed securities	—	20,619	—		—		20,619
Asset-backed securities	—	1,005	—		—		1,005
Equity securities	15,010	101	—		—		15,111
Total trading securities (1)	28,367	35,116	407		—		63,890
Other trading assets	—	891	34		—		925
Total trading assets (excluding derivatives)	28,367	36,007	441		—		64,815
Securities of U.S. Treasury and federal agencies	32,868	3,382	—		—		36,250
Securities of U.S. states and political subdivisions	—	48,490	1,500	(2)	—		49,990
Mortgage-backed securities:
Federal agencies	—	104,546	—		—		104,546
Residential	—	8,557	1		—		8,558
Commercial	—	14,015	73		—		14,088
Total mortgage-backed securities	—	127,118	74		—		127,192
Corporate debt securities	54	14,952	405		—		15,411
Collateralized loan and other debt obligations (3)	—	30,402	565	(2)	—		30,967
Asset-backed securities:
Automobile loans and leases	—	15	—		—		15
Home equity loans	—	414	—		—		414
Other asset-backed securities	—	4,290	1,182	(2)	—		5,472
Total asset-backed securities	—	4,719	1,182		—		5,901
Other debt securities	—	10	—		—		10
Total debt securities	32,922	229,073	3,726		—		265,721
Marketable equity securities:
Perpetual preferred securities	434	484	—		—		918
Other marketable equity securities	719	—	—		—		719
Total marketable equity securities	1,153	484	—		—		1,637
Total available-for-sale securities	34,075	229,557	3,726		—		267,358
Mortgages held for sale	—	12,457	1,082		—		13,539
Loans	—	—	5,316		—		5,316
Mortgage servicing rights (residential)	—	—	12,415		—		12,415
Derivative assets:
Interest rate contracts	16	62,390	319		—		62,725
Commodity contracts	—	4,623	36		—		4,659
Equity contracts	3,726	2,907	966		—		7,599
Foreign exchange contracts	48	8,899	—		—		8,947
Credit contracts	—	375	275		—		650
Netting	—	—	—		(66,924)	(4)	(66,924)
Total derivative assets (5)	3,790	79,194	1,596		(66,924)		17,656
Other assets – excluding nonmarketable equity investments at NAV	—	—	3,065		—		3,065
Total assets included in the fair value hierarchy	$66,232	357,215	27,641		(66,924)		384,164
Other assets – nonmarketable equity investments at NAV (6)							23
Total assets recorded at fair value							$384,187
Derivative liabilities:
Interest rate contracts	$(41)	(57,905)	(31)		—		(57,977)
Commodity contracts	—	(5,495)	(24)		—		(5,519)
Equity contracts	(704)	(3,027)	(1,077)		—		(4,808)
Foreign exchange contracts	(37)	(10,896)	—		—		(10,933)
Credit contracts	—	(351)	(278)		—		(629)
Other derivative contracts	—	—	(58)		—		(58)
Netting	—	—	—		66,004	(4)	66,004
Total derivative liabilities (5)	(782)	(77,674)	(1,468)		66,004		(13,920)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(8,621)	(1,074)	—		—		(9,695)
Corporate debt securities	—	(4,209)	—		—		(4,209)
Equity securities	(1,692)	(4)	—		—		(1,696)
Other securities	—	(70)	—		—		(70)
Total short sale liabilities	(10,313)	(5,357)	—		—		(15,670)
Other liabilities (excluding derivatives)	—	—	(30)		—		(30)
Total liabilities recorded at fair value	$(11,095)	(83,031)	(1,498)		66,004		(29,620)

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

Table 13.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended September 30, 2016
Trading assets (excluding derivatives)	$1	(44)	44	(2)	1	—	—
Available-for-sale securities	—	—	465	—	—	(465)	—
Mortgages held for sale	—	—	3	(18)	18	(3)	—
Net derivative assets and liabilities (2)	—	—	79	(14)	14	(79)	—
Short sale liabilities	—	1	(1)	—	—	—	—
Total transfers	$1	(43)	590	(34)	33	(547)	—
Quarter ended September 30, 2015
Trading assets (excluding derivatives)	$—	(8)	10	(10)	10	(2)	—
Available-for-sale securities	—	—	—	—	—	—	—
Mortgages held for sale	—	—	11	(60)	60	(11)	—
Net derivative assets and liabilities (2)	—	—	(3)	—	—	3	—
Short sale liabilities	—	1	(1)	—	—	—	—
Total transfers	$—	(7)	17	(70)	70	(10)	—
Nine months ended September 30, 2016
Trading assets (excluding derivatives)	$5	(48)	59	(6)	1	(11)	—
Available-for-sale securities	—	—	481	(80)	80	(481)	—
Mortgages held for sale	—	—	12	(72)	72	(12)	—
Net derivative assets and liabilities (2)	—	—	129	(42)	42	(129)	—
Short sale liabilities	(1)	1	(1)	1	—	—	—
Total transfers	$4	(47)	680	(199)	195	(633)	—
Nine months ended September 30, 2015
Trading assets (excluding derivatives)	$16	(11)	103	(26)	11	(93)	—
Available-for-sale securities (3)	—	—	76	—	—	(76)	—
Mortgages held for sale	—	—	464	(155)	155	(464)	—
Net derivative assets and liabilities (2)	—	—	49	12	(12)	(49)	—
Short sale liabilities	(1)	1	(1)	1	—	—	—
Total transfers	$15	(10)	691	(168)	154	(682)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

(3)
Transfers out of Level 3 exclude $640 million in auction rate perpetual preferred equity securities that were transferred in second quarter 2015 from available-for-sale securities to nonmarketable equity investments in other assets.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2016, are presented in Table 13.4.
Table 13.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2016

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	(4)	—	—	3	—
Collateralized loan obligations	249	—	—	39	—	—	288	(1)
Corporate debt securities	36	1	—	9	—	—	46	1
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	(1)	1	—	—	—
Total trading securities	292	1	—	43	1	—	337	—
Other trading assets	33	(3)	—	—	—	—	30	(2)
Total trading assets (excluding derivatives)	325	(2)	—	43	1	—	367	(2)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,793	1	(15)	(114)	—	(465)	1,200	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	94	—	1	(2)	—	—	93	(1)
Total mortgage-backed securities	95	—	1	(2)	—	—	94	(1)
Corporate debt securities	471	3	5	(4)	—	—	475	—
Collateralized loan and other debt obligations	951	19	2	(12)	—	—	960	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,117	(1)	—	(70)	—	—	1,046	—
Total asset-backed securities	1,117	(1)	—	(70)	—	—	1,046	—
Total debt securities	4,427	22	(7)	(202)	—	(465)	3,775	(1)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	4,427	22	(7)	(202)	—	(465)	3,775	(1)
Mortgages held for sale	1,084	(10)	—	18	18	(3)	1,107	(11)	(6)
Loans	5,032	(25)	—	(219)	—	—	4,788	(26)	(6)
Mortgage servicing rights (residential) (7)	10,396	(594)	—	613	—	—	10,415	(8)	(6)
Net derivative assets and liabilities:
Interest rate contracts	690	504	—	(561)	—	—	633	186
Commodity contracts	21	(3)	—	—	1	1	20	(1)
Equity contracts	(252)	(33)	—	(7)	(3)	(80)	(375)	(54)
Foreign exchange contracts	—	1	—	—	16	—	17	2
Credit contracts	61	17	—	(8)	—	—	70	14
Other derivative contracts	(88)	15	—	—	—	—	(73)	16
Total derivative contracts	432	501	—	(576)	14	(79)	292	163	(8)
Other assets	3,038	380	—	—	—	—	3,418	381	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(5)	1	—	—	—	—	(4)	—	(6)

(1)	See Table 13.5 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2016.
Table 13.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$—	—	—	(4)	(4)
Collateralized loan obligations	75	(36)	—	—	39
Corporate debt securities	19	(10)	—	—	9
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	(1)	—	—	(1)
Total trading securities	94	(47)	—	(4)	43
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	94	(47)	—	(4)	43
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	—	(114)	(114)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(2)	(2)
Total mortgage-backed securities	—	—	—	(2)	(2)
Corporate debt securities	1	(4)	—	(1)	(4)
Collateralized loan and other debt obligations	121	(45)	—	(88)	(12)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	16	(86)	(70)
Total asset-backed securities	—	—	16	(86)	(70)
Total debt securities	122	(49)	16	(291)	(202)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	122	(49)	16	(291)	(202)
Mortgages held for sale	23	(113)	161	(53)	18
Loans	—	—	76	(295)	(219)
Mortgage servicing rights (residential) (1)	—	3	609	1	613
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(561)	(561)
Commodity contracts	—	—	—	—	—
Equity contracts	—	—	—	(7)	(7)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	(1)	—	(9)	(8)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(1)	—	(577)	(576)
Other assets	—	—	—	—	—
Short sale liabilities	—	—	—	—	—
Other liabilities (excluding derivatives)	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2015, are presented in Table 13.6.
Table 13.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2015

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	1	—	—	9	—
Collateralized loan obligations	407	(3)	—	(14)	—	—	390	—
Corporate debt securities	33	(1)	—	6	10	(2)	46	(2)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	1	—	—	—	—	—	1	—
Total trading securities	449	(4)	—	(7)	10	(2)	446	(2)
Other trading assets	62	(1)	—	(27)	—	—	34	(25)
Total trading assets (excluding derivatives)	511	(5)	—	(34)	10	(2)	480	(27)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,889	1	1	26	—	—	1,917	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	103	5	(7)	(17)	—	—	84	(2)
Total mortgage-backed securities	103	5	(7)	(17)	—	—	84	(2)
Corporate debt securities	334	4	(9)	52	—	—	381	(4)
Collateralized loan and other debt obligations	924	71	(76)	(194)	—	—	725	—
Asset-backed securities:
Automobile loans and leases	260	—	(12)	—	—	—	248	—
Other asset-backed securities	1,320	—	(6)	(74)	—	—	1,240	—
Total asset-backed securities	1,580	—	(18)	(74)	—	—	1,488	—
Total debt securities	4,830	81	(109)	(207)	—	—	4,595	(6)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	4,830	81	(109)	(207)	—	—	4,595	(6)
Mortgages held for sale	1,623	16	—	(226)	60	(11)	1,462	16	(6)
Loans	5,651	(4)	—	(118)	—	—	5,529	(2)	(6)
Mortgage servicing rights (residential) (7)	12,661	(1,337)	—	454	—	—	11,778	(833)	(6)
Net derivative assets and liabilities:
Interest rate contracts	252	562	—	(371)	—	—	443	219
Commodity contracts	3	1	—	—	—	—	4	2
Equity contracts	(185)	15	—	63	—	3	(104)	109
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(117)	(5)	—	81	—	—	(41)	7
Other derivative contracts	(38)	(32)	—	—	—	—	(70)	(32)
Total derivative contracts	(85)	541	—	(227)	—	3	232	305	(8)
Other assets	2,636	108	—	1	—	—	2,745	—	(5)
Short sale liabilities	(1)	—	—	1	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(30)	—	—	10	—	—	(20)	—	(6)

(1)	See Table 13.7 for detail.

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
Table 13.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2015

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$1	—	—	—	1
Collateralized loan obligations	152	(166)	—	—	(14)
Corporate debt securities	9	(3)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	162	(169)	—	—	(7)
Other trading assets	—	(26)	—	(1)	(27)
Total trading assets (excluding derivatives)	162	(195)	—	(1)	(34)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	261	(235)	26
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(17)	(17)
Total mortgage-backed securities	—	—	—	(17)	(17)
Corporate debt securities	57	(3)	—	(2)	52
Collateralized loan and other debt obligations	15	(86)	—	(123)	(194)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	30	—	30	(134)	(74)
Total asset-backed securities	30	—	30	(134)	(74)
Total debt securities	102	(89)	291	(511)	(207)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	102	(89)	291	(511)	(207)
Mortgages held for sale	44	(436)	246	(80)	(226)
Loans	3	—	93	(214)	(118)
Mortgage servicing rights (residential) (1)	—	6	448	—	454
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(371)	(371)
Commodity contracts	—	—	—	—	—
Equity contracts	—	(32)	—	95	63
Foreign exchange contracts	—	—	—	—	—
Credit contracts	4	—	—	77	81
Other derivative contracts	—	—	—	—	—
Total derivative contracts	4	(32)	—	(199)	(227)
Other assets	1	—	—	—	1
Short sale liabilities	1	—	—	—	1
Other liabilities (excluding derivatives)	—	—	—	10	10

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2016, are presented in Table 13.8.
Table 13.8: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2016

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$8	—	—	(5)	—	—	3	—
Collateralized loan obligations	343	(24)	—	(20)	—	(11)	288	(25)
Corporate debt securities	56	(7)	—	(3)	—	—	46	(6)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	(1)	1	—	—	—
Total trading securities	407	(31)	—	(29)	1	(11)	337	(31)
Other trading assets	34	(4)	—	—	—	—	30	1
Total trading assets (excluding derivatives)	441	(35)	—	(29)	1	(11)	367	(30)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,500	5	(11)	107	80	(481)	1,200	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	1	19	—	—	93	(1)
Total mortgage-backed securities	74	—	1	19	—	—	94	(1)
Corporate debt securities	405	8	33	29	—	—	475	—
Collateralized loan and other debt obligations	565	42	(18)	371	—	—	960	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,182	1	(7)	(130)	—	—	1,046	(4)
Total asset-backed securities	1,182	1	(7)	(130)	—	—	1,046	(4)
Total debt securities	3,726	56	(2)	396	80	(481)	3,775	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,726	56	(2)	396	80	(481)	3,775	(5)
Mortgages held for sale	1,082	20	—	(55)	72	(12)	1,107	15	(6)
Loans	5,316	(29)	—	(499)	—	—	4,788	(30)	(6)
Mortgage servicing rights (residential) (7)	12,415	(3,434)	—	1,434	—	—	10,415	(1,789)	(6)
Net derivative assets and liabilities:
Interest rate contracts	288	1,763	—	(1,411)	—	(7)	633	374
Commodity contracts	12	5	—	(2)	4	1	20	13
Equity contracts	(111)	(26)	—	(137)	22	(123)	(375)	(278)
Foreign exchange contracts	—	1	—	—	16	—	17	16
Credit contracts	(3)	25	—	48	—	—	70	16
Other derivative contracts	(58)	(15)	—	—	—	—	(73)	(15)
Total derivative contracts	128	1,753	—	(1,502)	42	(129)	292	126	(8)
Other assets	3,065	142	—	211	—	—	3,418	142	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(30)	1	—	25	—	—	(4)	—	(6)

(1)	See Table 13.9 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.9 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2016.
Table 13.9: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2016
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$2	(2)	—	(5)	(5)
Collateralized loan obligations	265	(285)	—	—	(20)
Corporate debt securities	32	(35)	—	—	(3)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	(1)	—	—	(1)
Total trading securities	299	(323)	—	(5)	(29)
Other trading assets	—	—	—	—	—
Total trading assets (excluding derivatives)	299	(323)	—	(5)	(29)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	28	(7)	475	(389)	107
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	22	—	—	(3)	19
Total mortgage-backed securities	22	—	—	(3)	19
Corporate debt securities	35	(4)	—	(2)	29
Collateralized loan and other debt obligations	610	(49)	—	(190)	371
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(28)	214	(316)	(130)
Total asset-backed securities	—	(28)	214	(316)	(130)
Total debt securities	695	(88)	689	(900)	396
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	695	(88)	689	(900)	396
Mortgages held for sale	67	(424)	443	(141)	(55)
Loans	12	—	248	(759)	(499)
Mortgage servicing rights (residential) (1)	—	(19)	1,452	1	1,434
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(1,411)	(1,411)
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	29	(146)	—	(20)	(137)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	5	(2)	—	45	48
Other derivative contracts	—	—	—	—	—
Total derivative contracts	34	(148)	—	(1,388)	(1,502)
Other assets	211	—	—	—	211
Short sale liabilities	—	—	—	—	—
Other liabilities (excluding derivatives)	—	—	—	25	25

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2015, are presented in Table 13.10.

Table 13.10: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2015

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$7	—	—	2	—	—	9	—
Collateralized loan obligations	445	39	—	(94)	—	—	390	5
Corporate debt securities	54	1	—	(8)	10	(11)	46	(2)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	79	16	—	(14)	—	(81)	—	—
Equity securities	10	1	—	(10)	—	—	1	—
Total trading securities	595	57	—	(124)	10	(92)	446	3
Other trading assets	55	4	—	(25)	1	(1)	34	(15)
Total trading assets (excluding derivatives)	650	61	—	(149)	11	(93)	480	(12)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	2,277	4	(14)	(274)	—	(76)	1,917	(5)
Mortgage-backed securities:
Residential	24	4	(6)	(22)	—	—	—	—
Commercial	109	6	(9)	(22)	—	—	84	(2)
Total mortgage-backed securities	133	10	(15)	(44)	—	—	84	(2)
Corporate debt securities	252	7	(12)	134	—	—	381	(2)
Collateralized loan and other debt obligations	1,087	132	(87)	(407)	—	—	725	—
Asset-backed securities:
Automobile loans and leases	245	—	3	—	—	—	248	—
Other asset-backed securities	1,372	2	(15)	(119)	—	—	1,240	—
Total asset-backed securities	1,617	2	(12)	(119)	—	—	1,488	—
Total debt securities	5,366	155	(140)	(710)	—	(76)	4,595	(9)	(4)
Marketable equity securities:
Perpetual preferred securities	663	3	(2)	(24)	—	(640)	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	663	3	(2)	(24)	—	(640)	—	—	(5)
Total available-for-sale securities	6,029	158	(142)	(734)	—	(716)	4,595	(9)
Mortgages held for sale	2,313	53	—	(595)	155	(464)	1,462	14	(6)
Loans	5,788	(51)	—	(208)	—	—	5,529	(37)	(6)
Mortgage servicing rights (residential) (7)	12,738	(2,144)	—	1,184	—	—	11,778	(553)	(6)
Net derivative assets and liabilities:
Interest rate contracts	293	987	—	(837)	—	—	443	240
Commodity contracts	1	3	—	2	(2)	—	4	4
Equity contracts	(84)	65	—	(26)	(10)	(49)	(104)	96
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(189)	(4)	—	152	—	—	(41)	2
Other derivative contracts	(44)	(26)	—	—	—	—	(70)	(26)
Total derivative contracts	(23)	1,025	—	(709)	(12)	(49)	232	316	(8)
Other assets	2,512	136	—	97	—	—	2,745	—	(5)
Short sale liabilities	(6)	—	—	6	—	—	—	—	(3)
Other liabilities (excluding derivatives)	(28)	(2)	—	10	—	—	(20)	—	(6)

(1)	See Table 13.11 for detail.

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
Table 13.11: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2015

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2015
Trading assets (excluding derivatives):
Securities of U.S. states and political subdivisions	$4	(2)	—	—	2
Collateralized loan obligations	1,060	(1,154)	—	—	(94)
Corporate debt securities	36	(44)	—	—	(8)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	(5)	—	(9)	(14)
Equity securities	—	—	—	(10)	(10)
Total trading securities	1,100	(1,205)	—	(19)	(124)
Other trading assets	3	(27)	—	(1)	(25)
Total trading assets (excluding derivatives)	1,103	(1,232)	—	(20)	(149)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(41)	555	(788)	(274)
Mortgage-backed securities:
Residential	—	(22)	—	—	(22)
Commercial	—	(5)	—	(17)	(22)
Total mortgage-backed securities	—	(27)	—	(17)	(44)
Corporate debt securities	153	(11)	—	(8)	134
Collateralized loan and other debt obligations	74	(188)	—	(293)	(407)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	30	(1)	268	(416)	(119)
Total asset-backed securities	30	(1)	268	(416)	(119)
Total debt securities	257	(268)	823	(1,522)	(710)
Marketable equity securities:
Perpetual preferred securities	—	—	—	(24)	(24)
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	(24)	(24)
Total available-for-sale securities	257	(268)	823	(1,546)	(734)
Mortgages held for sale	164	(1,059)	592	(292)	(595)
Loans	70	—	287	(565)	(208)
Mortgage servicing rights (residential) (1)	—	5	1,184	(5)	1,184
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(837)	(837)
Commodity contracts	—	—	—	2	2
Equity contracts	15	(103)	—	62	(26)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	10	(2)	—	144	152
Other derivative contracts	—	—	—	—	—
Total derivative contracts	25	(105)	—	(629)	(709)
Other assets	97	—	—	—	97
Short sale liabilities	21	(15)	—	—	6
Other liabilities (excluding derivatives)	—	—	—	10	10

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

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

Table 13.12: Valuation Techniques – Recurring Basis – September 30, 2016

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
September 30, 2016
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$951		Discounted cash flow	Discount rate	0.9	-	4.8%		1.7
	49		Vendor priced
Auction rate securities and other municipal bonds	203		Discounted cash flow	Discount rate	1.5	-	5.1		3.0
				Weighted average life	1.9	-	17.7	yrs	9.2
Collateralized loan and other debt obligations (2)	288		Market comparable pricing	Comparability adjustment	(21.3)	-	20.3%		2.9
	960		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	437		Discounted cash flow	Discount rate	1.4	-	4.1		2.8
Other commercial and consumer	603	(4)	Discounted cash flow	Discount rate	2.6	-	5.4		3.2
				Weighted average life	0.9	-	10.8	yrs	3.0
	6		Vendor priced
Mortgages held for sale (residential)	1,070		Discounted cash flow	Default rate	0.5	-	8.9%		2.1
				Discount rate	2.0	-	6.2		4.4
				Loss severity	0.1	-	40.3		21.3
				Prepayment rate	7.7	-	16.5		10.6
	37		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(32.9)
Loans	4,788	(5)	Discounted cash flow	Discount rate	0.0	-	3.2		2.7
				Prepayment rate	0.4	-	100.0		18.2
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	10,415		Discounted cash flow	Cost to service per loan (6)	$70	-	566		161
				Discount rate	5.9	-	13.4%		6.2
				Prepayment rate (7)	10.9	-	23.2		13.5
Net derivative assets and (liabilities):
Interest rate contracts	397		Discounted cash flow	Default rate	0.1	-	6.8		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		9.7
Interest rate contracts: derivative loan commitments	236		Discounted cash flow	Fall-out factor	1.0	-	99.0		20.8
				Initial-value servicing	(21.7)	-	131.2	bps	71.5
Equity contracts	90		Discounted cash flow	Conversion factor	(10.5)	-	0.0%		(7.9)
				Weighted average life	0.8	-	3.3	yrs	2.2
	(465)		Option model	Correlation factor	(77.0)	-	98.5%		47.1
				Volatility factor	6.5	-	100.0		27.5
Credit contracts	(31)		Market comparable pricing	Comparability adjustment	(12.5)	-	25.7%		1.4
	101		Option model	Credit spread	0.0	-	5.9		1.2
				Loss severity	13.0	-	60.0		51.1
Other assets: nonmarketable equity investments	10		Discounted cash flow	Discount rate	5.0	-	10.3		6.2
	3,408		Market comparable pricing	Comparability adjustment	(22.7)	-	(6.3)		(17.0)

Insignificant Level 3 assets, net of liabilities	605	(8)
Total level 3 assets, net of liabilities	$24,158	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $832 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $70 - $315.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and other derivative contracts.

(9)	Consists of total Level 3 assets of $25.9 billion and total Level 3 liabilities of $1.8 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.13: Valuation Techniques – Recurring Basis – December 31, 2015

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs			Weighted Average (1)
December 31, 2015
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,213		Discounted cash flow	Discount rate	0.8	-	5.6%		1.9
	51		Vendor priced
Auction rate securities and other municipal bonds	244		Discounted cash flow	Discount rate	0.8	-	4.5		2.0
				Weighted average life	1.0	-	10.0	yrs	4.7
Collateralized loan and other debt obligations (2)	343		Market comparable pricing	Comparability adjustment	(20.0)	-	20.3%		2.9
	565		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	608		Discounted cash flow	Discount rate	1.0	-	5.0		3.2
Other commercial and consumer	508	(4)	Discounted cash flow	Discount rate	2.5	-	6.3		3.8
				Weighted average life	1.0	-	9.4	yrs	4.3
	66		Vendor priced
Mortgages held for sale (residential)	1,033		Discounted cash flow	Default rate	0.5	-	13.7%		3.6
				Discount rate	1.1	-	6.3		4.7
				Loss severity	0.1	-	22.7		11.2
				Prepayment rate	2.6	-	9.6		6.4
	49		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(32.6)
Loans	5,316	(5)	Discounted cash flow	Discount rate	0.0	-	3.9		3.1
				Prepayment rate	0.2	-	100.0		14.6
				Utilization rate	0.0	-	0.8		0.3
Mortgage servicing rights (residential)	12,415		Discounted cash flow	Cost to service per loan (6)	$70	-	599		168
				Discount rate	6.8	-	11.8%		7.3
				Prepayment rate (7)	10.1	-	18.9		11.4
Net derivative assets and (liabilities):
Interest rate contracts	230		Discounted cash flow	Default rate	0.1	-	9.6		2.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	0.3	-	2.5		2.2
Interest rate contracts: derivative loan commitments	58	(8)	Discounted cash flow	Fall-out factor	1.0	-	99.0		18.8
				Initial-value servicing	(30.6)	-	127.0	bps	41.5
Equity contracts	72		Discounted cash flow	Conversion factor	(10.6)	-	0.0%		(8.1)
				Weighted average life	0.5	-	2.0	yrs	1.5
	(183)		Option model	Correlation factor	(77.0)	-	98.5%		66.0
				Volatility factor	6.5	-	91.3		24.2
Credit contracts	(9)		Market comparable pricing	Comparability adjustment	(53.6)	-	18.2		(0.6)
	6		Option model	Credit spread	0.0	-	19.9		1.6
				Loss severity	13.0	-	73.0		49.6

Other assets: nonmarketable equity investments	3,065		Market comparable pricing	Comparability adjustment	(19.1)	-	(5.5)		(15.1)

Insignificant Level 3 assets, net of liabilities	493	(9)
Total level 3 assets, net of liabilities	$26,143	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $257 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists largely of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $70 - $335.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Total derivative loan commitments were a net asset of $56 million, of which a $2 million derivative liability was classified as level 2 at December 31, 2015.

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

Significant unobservable inputs presented in the previous tables are those we consider significant to the fair value of the Level 3 asset or liability. We consider unobservable inputs to be significant if by their exclusion the fair value of the Level 3 asset or liability would be impacted by a predetermined percentage change. We also consider qualitative factors, such as nature of the instrument, type of valuation technique used, and the significance of the unobservable inputs relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the table.

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

•
Weighted average life – is the weighted average number of years an investment is expected to remain outstanding based on its expected cash flows, reflecting the estimated date the issuer will call or extend the maturity of the instrument or otherwise reflecting an estimate of the timing of an instrument’s cash flows whose timing is not contractually fixed.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. Table 13.14 provides the fair value hierarchy and carrying amount of all assets that were still held as of September 30, 2016, and December 31, 2015, and for which a nonrecurring fair value adjustment was recorded during the periods presented.

Table 13.14: Fair Value on a Nonrecurring Basis

	September 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	2,069	1,525	3,594	—	4,667	1,047	5,714
Loans held for sale	—	183	—	183	—	279	—	279
Loans:
Commercial	—	440	—	440	—	191	—	191
Consumer	—	758	6	764	—	1,406	7	1,413
Total loans (2)	—	1,198	6	1,204	—	1,597	7	1,604
Other assets - excluding nonmarketable equity investments at NAV (3)	—	226	416	642	—	280	368	648
Total included in the fair value hierarchy	$—	3,676	1,947	5,623	—	6,823	1,422	8,245
Other assets - nonmarketable equity investments at NAV (4)				24				286
Total assets at fair value on a nonrecurring basis				$5,647				8,531

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned, operating lease assets and nonmarketable equity investments.

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
Table 13.15: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2016	2015
Mortgages held for sale (LOCOM)	$26	17
Loans held for sale	(21)	(3)
Loans:
Commercial	(736)	(113)
Consumer	(578)	(816)
Total loans (1)	(1,314)	(929)
Other assets (2)	(339)	(223)
Total	$(1,648)	(1,138)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

We have excluded from the table classes of Level 3 assets measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 nonrecurring measurements. We made this determination based upon an evaluation of each class that considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

Table 13.16: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
September 30, 2016
Residential mortgages held for sale (LOCOM)	$1,525	(3)	Discounted cash flow	Default rate	(4)	0.2	—	7.3%	2.4%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		0.0	—	56.3	2.0
				Prepayment rate	(5)	3.2	—	100.0	62.4
Other assets: nonmarketable equity investments	—		Market comparable pricing	Comparability adjustment		0.0	—	0.0	0.0
	170		Discounted cash flow	Discount rate		7.7	—	9.3	8.2
Insignificant level 3 assets	252
Total	$1,947
December 31, 2015
Residential mortgages held for sale (LOCOM)	$1,047	(3)	Discounted cash flow	Default rate	(4)	0.5	—	5.0%	4.2%
				Discount rate		1.5	—	8.5	3.5
				Loss severity		0.0	—	26.1	2.9
				Prepayment rate	(5)	2.6	—	100.0	65.4
Other assets: nonmarketable equity investments	228		Market comparable pricing	Comparability adjustment		5.0	—	9.2	8.5
	—		Discounted cash flow	Discount rate		0.0	—	0.0	0.0
Insignificant level 3 assets	147
Total	$1,422

(1)	Refer to the narrative following Table 13.13 of this Note for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.5 billion and $1.0 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2016, and December 31, 2015, respectively, and $35 million and $41 million of other mortgage loans that are not government insured/guaranteed at September 30, 2016 and December 31, 2015, respectively.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

Alternative Investments
We hold certain nonmarketable equity investments for which we use NAV per share (or its equivalent) as a practical expedient for fair value measurements, including estimated fair values for investments accounted for under the cost method. The funds predominantly consist of private equity funds that invest in equity and debt securities issued by private and publicly-held companies in connection with leveraged buyouts, recapitalizations and expansion opportunities. The fair values of these investments and related unfunded commitments totaled $67 million and $52 million, respectively, at September 30, 2016, and $642 million and $144 million, respectively, at December 31, 2015. The investments do not allow redemptions. We receive distributions as the underlying assets of the funds liquidate, which we expect to occur over the next 12 months.

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

Table 13.17 reflects differences between the fair value carrying amount of certain assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 13.17: Fair Value Option

	September 30, 2016			December 31, 2015
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets – loans:
Total loans	$738	788	(50)	886	935	(49)
Nonaccrual loans	49	57	(8)	—	—	—
Mortgages held for sale:
Total loans	22,647	21,857	790	13,539	13,265	274
Nonaccrual loans	136	179	(43)	161	228	(67)
Loans 90 days or more past due and still accruing	14	17	(3)	19	22	(3)
Loans held for sale:
Total loans	—	6	(6)	—	5	(5)
Nonaccrual loans	—	6	(6)	—	5	(5)
Loans:
Total loans	4,788	4,692	96	5,316	5,184	132
Nonaccrual loans	277	295	(18)	305	322	(17)
Other assets (1)	3,441	N/A	N/A	3,065	N/A	N/A

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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

Table 13.18: Fair Value Option – Changes in Fair Value Included in Earnings

	2016			2015
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended September 30,
Trading assets - loans	$—	21	1	—	(16)	1
Mortgages held for sale	563	—	—	662	—	—
Loans	—	—	(25)	—	—	(2)
Other assets	—	—	383	—	—	109
Other interests held (1)	—	(3)	—	—	(3)	—
Nine months ended September 30,
Trading assets – loans	$—	47	2	—	3	3
Mortgages held for sale	1,739	—	—	1,559	—	—
Loans	—	—	(29)	—	—	(45)
Other assets	—	—	149	—	—	137
Other interests held (1)	—	(4)	—	—	(5)	—

(1)	Includes retained interests in securitizations.

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

Table 13.19: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Gains (losses) attributable to instrument-specific credit risk:
Trading assets – loans	$21	(16)	47	3
Mortgages held for sale	1	(5)	(4)	43
Total	$22	(21)	43	46

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

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.20: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial assets
Cash and due from banks (1)	$19,287	19,287	—	—	19,287
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	298,325	17,043	281,196	86	298,325
Held-to-maturity securities	99,241	46,891	53,190	2,466	102,547
Mortgages held for sale (2)	4,776	—	3,284	1,525	4,809
Loans held for sale	183	—	183	—	183
Loans, net (3)	926,262	—	61,422	884,473	945,895
Nonmarketable equity investments (cost method)
Excluding investments at NAV	8,029	—	18	8,591	8,609
Total financial assets included in the fair value hierarchy	1,356,103	83,221	399,293	897,141	1,379,655
Investments at NAV (4)	48				67
Total financial assets	$1,356,151				1,379,722
Financial liabilities
Deposits	$1,275,894	—	1,251,257	24,873	1,276,130
Short-term borrowings (1)	124,668	—	124,668	—	124,668
Long-term debt (5)	254,827	—	242,172	10,700	252,872
Total financial liabilities	$1,655,389	—	1,618,097	35,573	1,653,670
December 31, 2015
Financial assets
Cash and due from banks (1)	$19,111	19,111	—	—	19,111
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	270,130	14,057	255,911	162	270,130
Held-to-maturity securities	80,197	45,167	32,052	3,348	80,567
Mortgages held for sale (2)	6,064	—	5,019	1,047	6,066
Loans held for sale	279	—	279	—	279
Loans, net (3)	887,497	—	60,848	839,816	900,664
Nonmarketable equity investments (cost method)
Excluding investments at NAV	6,659	—	14	7,271	7,285
Total financial assets included in the fair value hierarchy	1,269,937	78,335	354,123	851,644	1,284,102
Investments at NAV (4)	376				619
Total financial assets	$1,270,313				1,284,721
Financial liabilities
Deposits	$1,223,312	—	1,194,781	28,616	1,223,397
Short-term borrowings (1)	97,528	—	97,528	—	97,528
Long-term debt (5)	199,528	—	188,015	10,468	198,483
Total financial liabilities	$1,520,368	—	1,480,324	39,084	1,519,408

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	MHFS exclude balances for which we elected the fair value option.

(3)
Loans exclude balances for which we elected the fair value option and also exclude lease financing with a carrying amount of $18.9 billion and $12.4 billion at September 30, 2016, and December 31, 2015, respectively.

(4)
Consists of certain nonmarketable equity investments for which estimated fair values are determined using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(5)	The carrying amount and fair value exclude obligations under capital leases of $8 million at both September 30, 2016, and December 31, 2015.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.2 billion and $1.0 billion at September 30, 2016, and December 31, 2015, respectively.

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

Table 14.1: Preferred Stock Shares

	September 30, 2016		December 31, 2015
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series H
Floating Class A Preferred Stock	20,000	50,000	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	—	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	—	—
ESOP
Cumulative Convertible Preferred Stock (1)	—	1,482,072	—	1,252,386
Total		11,984,782		11,669,096

(1)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 14: Preferred Stock (continued)

Table 14.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2016				December 31, 2015
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	—	—	—	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,482,072	1,482	1,482	—	1,252,386	1,252	1,252	—
Total	11,575,603	$25,993	24,594	1,399	11,259,917	$23,613	22,214	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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

Table 14.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2016	401,419	—	$401	—	9.30%	10.30
2015	200,820	220,408	201	220	8.90	9.90
2014	255,413	283,791	255	284	8.70	9.70
2013	222,558	251,304	223	251	8.50	9.50
2012	144,072	166,353	144	166	10.00	11.00
2011	149,301	177,614	149	178	9.00	10.00
2010	90,775	113,234	91	113	9.50	10.50
2008	17,714	28,972	18	29	10.50	11.50
2007	—	10,710	—	11	10.75	11.75
Total ESOP Preferred Stock (1)	1,482,072	1,252,386	$1,482	1,252
Unearned ESOP shares (2)			$(1,612)	(1,362)

(1)	At September 30, 2016 and December 31, 2015, additional paid-in capital included $130 million and $110 million, respectively, related to ESOP preferred stock.

(2)
We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 15: Employee Benefits
We sponsor a frozen noncontributory qualified defined benefit retirement plan called the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. Although not required, we made a $1.3 billion contribution to our Cash Balance Plan in August 2016, which decreased cash and our net Cash Balance Plan liability. The contribution also resulted in a re-measurement of the Cash Balance Plan obligation and plan assets as of August 31, 2016. We used a discount rate of 3.50% for the re-measurement based on our consistent methodology of determining our discount rate based upon the yields on multiple portfolios of bonds with maturity dates that closely match the estimated timing and amounts of the expected benefit payments for our plans. The remeasurement resulted in an increase to the pension obligation of $958 million and an increase to the fair value of plan assets of $511 million. Cumulative other comprehensive income decreased by $447 million pre-tax ($279 million after tax) in third quarter 2016.
Table 15.1 presents the components of net periodic benefit cost.

Table 15.1: Net Periodic Benefit Cost

	2016			2015
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$—	—	—	1	—	1
Interest cost	105	6	11	107	5	11
Expected return on plan assets	(152)	—	(8)	(161)	—	(8)
Amortization of net actuarial loss (gain)	37	3	(1)	27	5	(1)
Amortization of prior service credit	—	—	—	—	—	(1)
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost (income)	$(10)	9	2	(26)	10	2
Nine months ended September 30,
Service cost	$2	—	—	2	—	5
Interest cost	323	19	31	321	18	32
Expected return on plan assets	(435)	—	(23)	(483)	—	(26)
Amortization of net actuarial loss (gain)	103	9	(3)	81	14	(3)
Amortization of prior service credit	—	—	—	—	—	(2)
Settlement loss	4	2	—	—	13	—
Net periodic benefit cost (income)	$(3)	30	5	(79)	45	6

Note 16: Earnings Per Common Share
Table 16.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 16.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Wells Fargo net income	$5,644	5,796	$16,664	17,319
Less: Preferred stock dividends and other	401	353	1,163	1,052
Wells Fargo net income applicable to common stock (numerator)	$5,243	5,443	$15,501	16,267
Earnings per common share
Average common shares outstanding (denominator)	5,043.4	5,125.8	5,061.9	5,145.9
Per share	$1.04	1.06	$3.06	3.16
Diluted earnings per common share
Average common shares outstanding	5,043.4	5,125.8	5,061.9	5,145.9
Add: Stock options	18.1	25.5	19.6	27.3
Restricted share rights	23.1	29.0	26.1	33.0
Warrants	10.0	13.5	10.6	14.1
Diluted average common shares outstanding (denominator)	5,094.6	5,193.8	5,118.2	5,220.3
Per share	$1.03	1.05	$3.03	3.12

Table 16.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 16.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Options	2.6	5.0	3.4	5.9

Note 17: Other Comprehensive Income (continued)

Note 17: Other Comprehensive Income
Table 17.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 17.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2016			2015			2016			2015
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains (losses) arising during the period	$112	(32)	80	(441)	148	(293)	2,478	(938)	1,540	(2,017)	779	(1,238)
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	2	(1)	1	1	(1)	—	5	(2)	3	(1)	—	(1)
Net gains on debt securities	(106)	40	(66)	(147)	52	(95)	(797)	299	(498)	(606)	225	(381)
Net gains from equity investments	(85)	32	(53)	(288)	107	(181)	(204)	77	(127)	(345)	128	(217)
Other noninterest income	(4)	2	(2)	(5)	2	(3)	(5)	2	(3)	(5)	2	(3)
Subtotal reclassifications to net income	(193)	73	(120)	(439)	160	(279)	(1,001)	376	(625)	(957)	355	(602)
Net change	(81)	41	(40)	(880)	308	(572)	1,477	(562)	915	(2,974)	1,134	(1,840)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(445)	168	(277)	1,769	(667)	1,102	2,611	(984)	1,627	2,233	(842)	1,391
Reclassification of net (gains) losses to net income:
Interest income on investment securities	—	—	—	—	—	—	—	—	—	(2)	1	(1)
Interest income on loans	(266)	100	(166)	(297)	112	(185)	(794)	299	(495)	(806)	304	(502)
Interest expense on long-term debt	4	(1)	3	4	(2)	2	11	(4)	7	13	(5)	8
Subtotal reclassifications to net income	(262)	99	(163)	(293)	110	(183)	(783)	295	(488)	(795)	300	(495)
Net change	(707)	267	(440)	1,476	(557)	919	1,828	(689)	1,139	1,438	(542)	896
Defined benefit plans adjustments:
Net actuarial losses arising during the period	(447)	168	(279)	—	—	—	(474)	178	(296)	(11)	4	(7)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	39	(14)	25	31	(12)	19	109	(41)	68	92	(35)	57
Settlements and other	—	—	—	(1)	1	—	6	(2)	4	11	(4)	7
Subtotal reclassifications to net periodic benefit costs	39	(14)	25	30	(11)	19	115	(43)	72	103	(39)	64
Net change	(408)	154	(254)	30	(11)	19	(359)	135	(224)	92	(35)	57
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(10)	(1)	(11)	(59)	(8)	(67)	27	6	33	(104)	(13)	(117)
Net change	(10)	(1)	(11)	(59)	(8)	(67)	27	6	33	(104)	(13)	(117)
Other comprehensive income (loss)	$(1,206)	461	(745)	567	(268)	299	2,973	(1,110)	1,863	(1,548)	544	(1,004)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			19			(22)			(24)			125
Wells Fargo other comprehensive income (loss), net of tax			$(764)			321			1,887			(1,129)

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Table 17.2: Cumulative OCI Balances

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended September 30, 2016
Balance, beginning of period	$2,812	2,199	(1,921)	(142)	2,948
Net unrealized gains (losses) arising during the period	80	(277)	(279)	(11)	(487)
Amounts reclassified from accumulated other comprehensive income	(120)	(163)	25	—	(258)
Net change	(40)	(440)	(254)	(11)	(745)
Less: Other comprehensive income from noncontrolling interests	19	—	—	—	19
Balance, end of period	$2,753	1,759	(2,175)	(153)	2,184
Quarter ended September 30, 2015
Balance, beginning of period	$3,509	310	(1,665)	(86)	2,068
Net unrealized gains (losses) arising during the period	(293)	1,102	—	(67)	742
Amounts reclassified from accumulated other comprehensive income	(279)	(183)	19	—	(443)
Net change	(572)	919	19	(67)	299
Less: Other comprehensive loss from noncontrolling interests	(20)	—	—	(2)	(22)
Balance, end of period	$2,957	1,229	(1,646)	(151)	2,389
Nine months ended September 30, 2016
Balance, beginning of period	$1,813	620	(1,951)	(185)	297
Net unrealized gains (losses) arising during the period	1,540	1,627	(296)	33	2,904
Amounts reclassified from accumulated other comprehensive income	(625)	(488)	72	—	(1,041)
Net change	915	1,139	(224)	33	1,863
Less: Other comprehensive income (loss) from noncontrolling interests	(25)	—	—	1	(24)
Balance, end of period	$2,753	1,759	(2,175)	(153)	2,184
Nine months ended September 30, 2015
Balance, beginning of period	$4,926	333	(1,703)	(38)	3,518
Net unrealized gains (losses) arising during the period	(1,238)	1,391	(7)	(117)	29
Amounts reclassified from accumulated other comprehensive income	(602)	(495)	64	—	(1,033)
Net change	(1,840)	896	57	(117)	(1,004)
Less: Other comprehensive income (loss) from noncontrolling interests	129	—	—	(4)	125
Balance, end of period	$2,957	1,229	(1,646)	(151)	2,389

Note 18: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management. We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2015 Form 10-K. Table 18.1 presents our results by operating segment.

Table 18.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Quarter ended Sep 30,
Net interest income (2)	$7,430	7,409	4,062	3,611	977	887	(517)	(450)	11,952	11,457
Provision (reversal of provision) for credit losses	651	668	157	36	4	(6)	(7)	5	805	703
Noninterest income	4,957	5,524	3,085	2,715	3,122	2,991	(788)	(812)	10,376	10,418
Noninterest expense	6,953	6,778	4,120	3,503	2,999	2,909	(804)	(791)	13,268	12,399
Income (loss) before income tax expense (benefit)	4,783	5,487	2,870	2,787	1,096	975	(494)	(476)	8,255	8,773
Income tax expense (benefit)	1,546	1,785	827	815	415	371	(187)	(181)	2,601	2,790
Net income (loss) before noncontrolling interests	3,237	3,702	2,043	1,972	681	604	(307)	(295)	5,654	5,983
Less: Net income (loss) from noncontrolling interests	10	142	(4)	47	4	(2)	—	—	10	187
Net income (loss) (3)	$3,227	3,560	2,047	1,925	677	606	(307)	(295)	5,644	5,796
Average loans	$489.2	477.0	454.3	405.6	68.4	61.1	(54.4)	(48.6)	957.5	895.1
Average assets	993.6	898.9	794.2	739.1	212.1	192.6	(85.3)	(84.2)	1,914.6	1,746.4
Average deposits	708.0	655.6	441.2	442.0	189.2	172.6	(76.9)	(71.3)	1,261.5	1,198.9
Nine months ended Sep 30,
Net interest income (2)	$22,277	21,833	11,729	10,639	2,852	2,545	(1,506)	(1,304)	35,352	33,713
Provision (reversal of provision) for credit losses	2,060	1,723	905	(99)	(8)	(19)	8	6	2,965	1,611
Noninterest income	14,928	15,178	9,660	8,706	9,020	9,285	(2,275)	(2,411)	31,333	30,758
Noninterest expense	20,437	20,088	12,124	10,625	9,017	9,069	(2,416)	(2,407)	39,162	37,375
Income (loss) before income tax expense (benefit)	14,708	15,200	8,360	8,819	2,863	2,780	(1,373)	(1,314)	24,558	25,485
Income tax expense (benefit)	4,910	4,695	2,341	2,583	1,087	1,054	(521)	(500)	7,817	7,832
Net income (loss) before noncontrolling interests	9,798	10,505	6,019	6,236	1,776	1,726	(852)	(814)	16,741	17,653
Less: Net income (loss) from noncontrolling interests	96	183	(22)	146	3	5	—	—	77	334
Net income (loss) (3)	$9,702	10,322	6,041	6,090	1,773	1,721	(852)	(814)	16,664	17,319
Average loans	$486.4	473.9	445.2	390.7	66.4	59.1	(52.8)	(47.3)	945.2	876.4
Average assets	969.6	906.2	771.9	714.6	208.5	191.1	(84.3)	(83.9)	1,865.7	1,728.0
Average deposits	698.3	651.3	431.7	435.4	185.4	170.4	(76.1)	(70.7)	1,239.3	1,186.4

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2016, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.

Table 19.1: Regulatory Capital Information

	Wells Fargo & Company								Wells Fargo Bank, N.A.
	September 30, 2016				December 31, 2015				September 30, 2016				December 31, 2015
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$148,845		148,845		144,247		144,247		132,794		132,794		126,901	126,901
Tier 1	171,491		171,491		164,584		164,584		132,794		132,794		126,901	126,901
Total	202,182		213,408		195,153		205,529		145,757		156,142		140,545	149,969
Assets:
Risk-weighted	$1,313,080		1,361,405		1,263,182		1,303,148		1,166,282		1,236,842		1,100,896	1,197,648
Adjusted average (1)	1,883,305		1,883,305		1,757,107		1,757,107		1,699,270		1,699,270		1,584,297	1,584,297
Regulatory capital ratios:
Common equity tier 1 capital	11.34%		10.93	*	11.42		11.07	*	11.39		10.74	*	11.53	10.60	*
Tier 1 capital	13.06		12.60	*	13.03		12.63	*	11.39		10.74	*	11.53	10.60	*
Total capital	15.40	*	15.68		15.45	*	15.77		12.50	*	12.62		12.77	12.52	*
Tier 1 leverage (1)	9.11		9.11		9.37		9.37		7.81		7.81		8.01	8.01
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 19.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of September 30, 2016 and December 31, 2015.

Table 19.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Regulatory capital ratios:
Common equity tier 1 capital	5.625%	4.500	5.125	4.500
Tier 1 capital	7.125	6.000	6.625	6.000
Total capital	9.125	8.000	8.625	8.000
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At September 30, 2016, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 0.625% and a global systemically important bank (G-SIB) surcharge of 0.5%. Only the 0.625% capital conservation buffer applies to the Bank at September 30, 2016.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2016.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	4,285,238	$48.20	326,214,294
August	12,032,209	48.25	314,182,085
September (2)	21,990,586	47.83	292,191,499
Total	38,308,033

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. Unless modified or revoked by the Board, this authorization does not expire.

(2)	September includes a private repurchase transaction of 15,667,662 shares at a weighted-average price paid per share of $47.87.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2016.

Calendar month	Total number of warrants repurchased (1)	Average price paid per warrant	Maximum dollar value of warrants that may yet be repurchased
July	—	$—	451,944,402
August	—	—	451,944,402
September	—	—	451,944,402
Total	—

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

Dated: November 3, 2016                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Letter Agreement, effective September 27, 2016, between the Company and Carrie Tolstedt.					Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 28, 2016.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
	Including interest on deposits	6.03	8.88	6.36	8.81
	Excluding interest on deposits	7.42	11.02	7.86	11.06

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
	Including interest on deposits	4.44	5.99	4.63	5.97
	Excluding interest on deposits	5.10	6.82	5.31	6.86

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
101.INS	XBRL Instance Document					Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith.