Form 10-K
period 2016-12-31
WELLS FARGO & COMPANY/MN
filed 2017-03-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016            Commission File Number 001‑2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3 Warrants to purchase shares of Common Stock (expiring October 28, 2018)	New York Stock Exchange (NYSE) NYSE
Depositary Shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE
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
Yes ☐   No ☑
At June 30, 2016, the aggregate market value of common stock held by non-affiliates was approximately $238.2 billion, based on a closing price of $47.33. At February 17, 2017, 5,003,367,904 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2016 (“2016 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2017 (“2017 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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
At December 31, 2016, we had assets of $1.9 trillion, loans of $968 billion, deposits of $1.3 trillion and stockholders’ equity of $200 billion. Based on assets, we were the third largest bank holding company in the United States. At December 31, 2016, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 89% of the Company’s assets.
At December 31, 2016, we had 269,100 active, full-time equivalent team members.
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

DESCRIPTION OF BUSINESS

General

We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking locations and offices, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in other countries. We provide other financial services through subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth and Investment Management. The 2016 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

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

REGULATION AND SUPERVISION

We describe below, and in Note 3 (Cash, Loan and Dividend Restrictions) and Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2016 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and "Risk Factors" sections in the 2016 Annual Report to Stockholders for additional information.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2016 Annual Report to Stockholders.
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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and "Risk Factors" sections of the 2016 Annual Report to Stockholders.

Capital Requirements and Planning

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by federal banking regulators. These capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also finalized rules to impose a supplementary leverage ratio on large BHCs like Wells Fargo and our insured depository institutions and to implement a liquidity coverage ratio. The FRB has also finalized rules to address the amount of equity and unsecured long-term debt a G-SIB must hold to improve its resolvability and resiliency, often referred to as total loss absorbing capacity.
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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2016 Annual Report to Stockholders.

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

In addition to the base assessments and any surcharge, all FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. This assessment was 0.58% of the assessable deposit base for first quarter 2016, and was 0.56% for the second, third and fourth quarters of 2016. For the year ended December 31, 2016, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.2 billion.
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

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires the implementation of policies and procedures relating to anti‑money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Future Legislation or Regulation

Economic, market and political conditions during the past few years have led to a significant amount of legislation and regulation in the U.S. and abroad affecting the financial services industry, as well as heightened expectations and scrutiny of financial services companies from banking regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition.

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2016 Annual Report to Stockholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-6 and in the 2016 Annual Report to Stockholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

	City	State		State
We own our corporate			We lease office space
headquarters			for various administrative
building in:	San Francisco	California	departments in major
			locations in:	Alabama	New Jersey
				Arizona	New York
We own administrative				California	North Carolina
facilities in:	Anchorage	Alaska		Colorado	Ohio
	Chandler	Arizona		Delaware	Oregon
	Glendale	Arizona		Florida	Pennsylvania
	Mesa	Arizona		Georgia	South Carolina
	Phoenix	Arizona		Idaho	South Dakota
	Tempe	Arizona		Illinois	Texas
	Tucson	Arizona		Indiana	Utah
	Irvine	California		Iowa	Virginia
	Millbrae	California		Maryland	Washington
	Sacramento	California		Massachusetts	West Virginia
	San Francisco	California		Minnesota	Wisconsin
	San Jose	California		Nebraska	Washington D.C.
	Santa Clara	California		Nevada	Puerto Rico
	Walnut Creek	California		New Mexico
	Greenwood Village	Colorado
	Littleton	Colorado
	Coeur D'Alene	Idaho	We lease office space for
	West Des Moines	Iowa	various operations/
	Marquette	Michigan	servicing centers in:	Alaska	North Dakota
	Anoka	Minnesota		Arizona	Nevada
	Maplewood	Minnesota		California	New York
	Minneapolis	Minnesota		Colorado	Oregon
	Minnetonka	Minnesota		Connecticut	Pennsylvania
	Rochester	Minnesota		Florida	South Carolina
	St. Louis	Missouri		Georgia	South Dakota
	Omaha	Nebraska		Iowa	Texas
	Summit	New Jersey		Maryland	Virginia
	Las Vegas	Nevada		Michigan	Washington
	Charlotte	North Carolina		Minnesota	Wisconsin
	Fargo	North Dakota		Missouri	Puerto Rico
	Eugene	Oregon		North Carolina
	Portland	Oregon
	Austin	Texas
	Houston	Texas		City	State
	Round Rock	Texas	We are also a joint
	San Antonio	Texas	venture partner
	Clearfield	Utah	in an office building in:	Minneapolis	Minnesota
	Salt Lake City	Utah
	Menomonee Falls	Wisconsin

(continued on next page)

(continued from prior page)

	City	State		Country
We own operations/servicing			We lease office space
centers in:	Anchorage	Alaska	for international	Argentina	Japan
	Birmingham	Alabama	operations in:	Australia	Luxembourg
	Homewood	Alabama		Bahamas	Malaysia
	Chandler	Arizona		Bangladesh	Mexico
	Phoenix	Arizona		Belgium	Netherlands
	Tempe	Arizona		Brazil	New Zealand
	Tucson	Arizona		Canada	Norway
	El Monte	California		Chile	Philippines
	Fremont	California		China	Scotland
	Fresno	California		Colombia	Singapore
	Irvine	California		Dominican Republic	South Africa
	Pleasant Hill	California		Ecuador	South Korea
	Sacramento	California		Finland	Spain
	San Diego	California		France	Sweden
	San Francisco	California		Germany	Taiwan
	San Leandro	California		India	Thailand
	Walnut Creek	California		Indonesia	Turkey
	Denver	Colorado		Ireland	United Arab Emirates
	Orlando	Florida		Israel	United Kingdom
	Riviera Beach	Florida		Italy	Vietnam
	Boise	Idaho
	Hoffman Estates	Illinois
	Springfield	Illnois
	Cedar Rapids	Iowa
	Clive	Iowa
	Des Moines	Iowa
	West Des Moines	Iowa
	Columbia	Maryland
	Minneapolis	Minnesota
	Shoreview	Minnesota
	St. Louis	Missouri
	Billings	Montana
	Omaha	Nebraska
	Albuquerque	New Mexico
	Las Vegas	Nevada
	Reno	Nevada
	Charlotte	North Carolina
	Winston-Salem	North Carolina
	Winterville	North Carolina
	Portland	Oregon
	Salem	Oregon
	Sioux Falls	South Dakota
	Irving	Texas
	Lubbock	Texas
	San Antonio	Texas
	Salt Lake City	Utah
	Glen Allen	Virgina
	Tukwila	Washington

As of December 31, 2016, we provided banking, insurance, investments, mortgage and consumer and commercial finance through more than 8,600 locations under ownership and lease agreements.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2016 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2016 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The Quarterly Financial Data table of the 2016 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2016, and is incorporated herein by reference. Prices shown represent the daily high and low, and the quarter-end sale prices of the Company’s common stock as reported on the NYSE Composite Transaction Reporting System for the periods indicated. The “Stock Performance” section of the 2016 Annual Report to Stockholders provides stockholder return comparisons and is incorporated herein by reference. At February 17, 2017, there were 179,213 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2016 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In January 2016, our Board of Directors authorized the repurchase of 350 million shares of our common stock. The authorization covers shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The warrants are listed on the NYSE under the symbol “WFCWS.” The amount and timing of warrant repurchases will be based on various factors including market conditions. See the “Capital Management” section in the 2016 Annual Report to Stockholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2016.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorization
October	5,060,727	$45.13	287,130,772
November	6,474,895	48.11	280,655,877
December	13,323,757	55.84	267,332,120
Total	24,859,379

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. Unless modified or revoked by the Board, this authorization does not expire.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2016.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be repurchased
October	—	$—	451,944,402
November	—	—	451,944,402
December	—	—	451,944,402
Total	—

(1)
Warrants are repurchased under the authorization covering up to $1 billion in warrants approved by the Board of Directors (ratified and approved on June 22, 2010). Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2016 Annual Report to Stockholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2016 Annual Report to Stockholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2016 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2016 Annual Report to Stockholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the
2016 Annual Report to Stockholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

David M. Carroll (age 59)
Senior Executive Vice President (Wealth and Investment Management) since January 2009.
Mr. Carroll has served with the Company or its predecessors for 35 years.

Franklin R. Codel (age 52)
Senior Executive Vice President (Consumer Lending) since November 2016;
Executive Vice President (Home Lending) from October 2015 to November 2016;
Executive Vice President (Mortgage Production) from March 2011 to September 2015.
Mr. Codel has served with the Company or its predecessors for 23 years.

Hope A. Hardison (age 52)
Senior Executive Vice President and Chief Administrative Officer since September 2015 and Human Resources Director since September 2010;
Executive Vice President (Human Resources) from September 2010 to September 2015.
Ms. Hardison has served with the Company or its predecessors for 24 years.

Richard D. Levy (age 59)
Executive Vice President and Controller since February 2007.
Mr. Levy has served with the Company for 14 years.

Michael J. Loughlin (age 61)
Senior Executive Vice President and Chief Risk Officer since July 2011.
Mr. Loughlin has served with the Company or its predecessors for 35 years.

Mary T. Mack (age 54)
Senior Executive Vice President (Community Banking) since November 2016;
Executive Vice President (Wells Fargo Clearing Services, LLC, f/k/a Wells Fargo Advisors, LLC) from December 2009 to November 2016.
Ms. Mack has served with the Company or its predecessors for 32 years.

Avid Modjtabai (age 55)
Senior Executive Vice President (Payments, Virtual Solutions and Innovation) since November 2016;
Senior Executive Vice President (Consumer Lending) from July 2011 to November 2016.
Ms. Modjtabai has served with the Company or its predecessors for 23 years.

Perry G. Pelos (age 53)
Senior Executive Vice President (Wholesale Banking) since November 2016;
Executive Vice President (Commercial Banking Services Group) from January 2016 to November 2016;
Executive Vice President (Commercial Banking, f/k/a Middle Market Banking) from May 2009 to January 2016.
Mr. Pelos has served with the Company or its predecessors for 29 years.

John R. Shrewsberry (age 51)
Senior Executive Vice President and Chief Financial Officer since May 2014;
President and Chief Executive Officer (Wells Fargo Securities, LLC) from November 2009 to May 2014.
Mr. Shrewsberry has served with the Company or its predecessors for 18 years.

Timothy J. Sloan (age 56)
President since November 2015 and Chief Executive Officer since October 2016;
Chief Operating Officer from November 2015 to October 2016;
Senior Executive Vice President (Wholesale Banking) from May 2014 to November 2015;
Senior Executive Vice President and Chief Financial Officer from February 2011 to May 2014.
Mr. Sloan has served with the Company or its predecessors for 29 years.

James M. Strother (age 65)
Senior Executive Vice President and General Counsel since July 2011.
Mr. Strother has served with the Company or its predecessors for 30 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has five members: John D. Baker II, Federico F. Peña, James H. Quigley (Chair), Susan G. Swenson, and Suzanne M. Vautrinot. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each of Messrs. Baker, Peña and Quigley and Ms. Swenson qualifies as an “audit committee financial expert” as defined by SEC regulations.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2017 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” under “Corporate Governance – Item 1 – Election of Directors – Director Nominees for Election,” “Corporate Governance – Additional Information – Other Matters Relating to Directors,” and “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2017 Proxy Statement under “Corporate Governance – Additional Information – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion & Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Executive Compensation – Compensation Governance and Risk Management.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2016, separately aggregated for plans approved by stockholders and for plans not approved by stockholders. A description of the material features of each equity compensation plan not approved by stockholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2016, unless otherwise indicated.

Equity Compensation Plan Information (1)
	(a)		(b)	(c)
				# of shares remaining
	# of shares to be			available for future
	issued upon exercise		Weighted-average	issuance under equity
	of outstanding		exercise price of	compensation plans
	options, warrants		outstanding options,	(excluding securities
Plan category	and rights		warrants and rights (2)	reflected in column (a))
Equity compensation plans approved by security holders	84,861,191	(3)	$24.20	180,299,569	(4)
Equity compensation plans not approved by security holders	11,950,939	(5)	95.62	2,330,134	(6)
Total	96,812,130		34.30	182,629,703

(1)
The table above does not include information about equity compensation plans assumed in mergers that we froze at the time of the merger. Under these assumed plans a total of 71,352 shares of common stock were issuable upon exercise of options. The weighted average exercise price per share of our common stock of the outstanding options was $218.89. We assumed the amended and restated Wachovia Corporation 2003 Stock Incentive Plan (2003 SIP) in the Wachovia merger and in February 2009 used substantially all remaining available shares for stock option grants to legacy Wachovia team members. Information for the 2003 SIP is included in the table above under the plan category for equity compensation plans not approved by security holders. No awards have been granted since February 2009, and no future awards will be granted under the 2003 SIP.

(2)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), or restricted share awards (RSAs) or deferred compensation benefits because they have no exercise price.
(3)
For the Long-Term Incentive Compensation Plan (LTICP), consists of 37,914,307 shares subject to options, 35,678,586 shares subject to unvested RSRs, and a maximum of 7,555,629 performance shares. For the Supplemental 401(k) Plan, consists of 2,829,078 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 199,820 shares subject to options, 326,571 shares issuable upon distribution of vested but deferred stock awards, and 357,200 shares issuable upon distribution of deferred compensation benefits.

(4)
We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or SARs counts as two shares.

Plan	# of shares		Award types
LTICP	177,849,454		Stock options, stock, SARs, restricted stock,
			RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,965,544		Deferral distribution
Directors Plan	484,571		Stock options, deferral distribution

(5)	For the 2003 SIP, consists of 6,281,339 shares subject to options. For the other plans, consists of 5,669,600 shares of common stock issuable upon distribution of deferred compensation benefits.
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

Plan	# of shares		Award types
Deferred Compensation Plan	2,110,345		Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent
Contractors	219,789		Deferral distribution

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
At December 31, 2016, only options were outstanding under the 2003 SIP. The options generally expire on the tenth anniversary of the grant date and vest ratably over a three-year period from the grant date. The option price is payable to us in full by methods the Board’s Human Resources Committee (HRC) designates, including, but not limited to, in cash or its equivalent, by tendering or withholding shares of our common stock having a fair market value at the time of exercise equal to the total option price, or by a combination of the foregoing. Unless the HRC determines otherwise or except as prohibited by applicable law, options may also be exercised by a “cashless exercise” where the participant gives irrevocable instructions to a broker to promptly deliver to us the amount of sale proceeds from the shares covered by the option exercised, together with any withholding taxes due to the Company. The proceeds from any cash payments upon option exercise are added to our general funds and used for general corporate purposes.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2017 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table” and “Ownership of Our Common Stock – Principal Stockholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2017 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2017 Proxy Statement under “Audit Matters – Item 4 – Appointment of Independent Registered Public Accounting Firm for 2017 – KPMG Fees” and “Audit Matters – Item 4 – Appointment of Independent Registered Public Accounting Firm for 2017 – Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2016 Annual Report to Stockholders, and are incorporated into this item by reference.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.
Stockholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC D1053-300, 301 S. College Street, 30th Floor, Charlotte, North Carolina 28202.
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

WELLS FARGO & COMPANY

By:      /s/ TIMOTHY J. SLOAN
Timothy J. Sloan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ TIMOTHY J. SLOAN
Timothy J. Sloan
President and Chief Executive Officer
(Principal Executive Officer)
March 1, 2017

By:      /s/ JOHN R. SHREWSBERRY
John R. Shrewsberry
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 1, 2017

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)
March 1, 2017

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Susan E. Engel	Federico F. Peña	Susan G. Swenson
John S. Chen	Enrique Hernandez, Jr.	James H. Quigley	Suzanne M. Vautrinot
Lloyd H. Dean	Donald M. James	Stephen W. Sanger
Elizabeth A. Duke	Cynthia H. Milligan	Timothy J. Sloan

By:      /s/ JAMES H. QUIGLEY
James H. Quigley
Director and Attorney-in-fact
March 1, 2017

EXHIBIT INDEX

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 1, 2016.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after February 28, 2017;	Filed herewith.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
10(c)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
10(d)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Filed herewith.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(e)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Exhibit Number	Description	Location
10(f)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(g)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(h)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000.
	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(i)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(j)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(k)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
10(l)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(m)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit Number	Description	Location
10(n)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(o)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
10(p)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(q)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(r)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(s)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(t)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(u)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
10(v)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(w)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10(x)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit Number	Description						Location
12(a)	Computation of Ratios of Earnings to Fixed Charges:						Filed herewith.
		Year ended December 31,
		2016	2015	2014	2013	2012
	Including interest on deposits	6.06	8.60	8.56	7.91	6.08
	Excluding interest on deposits	7.49	10.74	11.05	10.68	8.40

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:						Filed herewith.
		Year ended December 31,
		2016	2015	2014	2013	2012
	Including interest on deposits	4.45	5.84	6.27	5.99	4.90
	Excluding interest on deposits	5.12	6.68	7.44	7.36	6.21

13	2016 Annual Report to Stockholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.