Form 10-Q
period 2017-03-31
WELLS FARGO & COMPANY/MN
filed 2017-05-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 26, 2017
Common stock, $1-2/3 par value	4,997,318,006

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Mar 31, 2017 from
($ in millions, except per share amounts)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
For the Period
Wells Fargo net income	$5,457	5,274	5,462	3%	—
Wells Fargo net income applicable to common stock	5,056	4,872	5,085	4	(1)
Diluted earnings per common share	1.00	0.96	0.99	4	1
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.15%	1.08	1.21	6	(5)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	11.54	10.94	11.75	5	(2)
Return on average tangible common equity (ROTCE) (1)	13.85	13.16	14.15	5	(2)
Efficiency ratio (2)	62.7	61.2	58.7	2	7
Total revenue	$22,002	21,582	22,195	2	(1)
Pre-tax pre-provision profit (PTPP) (3)	8,210	8,367	9,167	(2)	(10)
Dividends declared per common share	0.380	0.380	0.375	—	1
Average common shares outstanding	5,008.6	5,025.6	5,075.7	—	(1)
Diluted average common shares outstanding	5,070.4	5,078.2	5,139.4	—	(1)
Average loans	$963,645	964,147	927,220	—	4
Average assets	1,931,041	1,944,250	1,819,875	(1)	6
Average total deposits	1,299,191	1,284,158	1,219,430	1	7
Average consumer and small business banking deposits (4)	758,754	749,946	714,837	1	6
Net interest margin	2.87%	2.87	2.90	—	(1)
At Period End
Investment securities	$407,560	407,947	334,899	—	22
Loans	958,405	967,604	947,258	(1)	1
Allowance for loan losses	11,168	11,419	11,621	(2)	(4)
Goodwill	26,666	26,693	27,003	—	(1)
Assets	1,951,564	1,930,115	1,849,182	1	6
Deposits	1,325,444	1,306,079	1,241,490	1	7
Common stockholders' equity	178,388	176,469	175,534	1	2
Wells Fargo stockholders' equity	201,500	199,581	197,496	1	2
Total equity	202,489	200,497	198,504	1	2
Tangible common equity (1)	148,850	146,737	144,679	1	3
Capital ratios (5)(6):
Total equity to assets	10.38%	10.39	10.73	—	(3)
Risk-based capital:
Common Equity Tier 1	11.52	11.13	10.87	4	6
Tier 1 capital	13.27	12.82	12.49	4	6
Total capital	16.41	16.04	14.91	2	10
Tier 1 leverage	9.07	8.95	9.26	1	(2)
Common shares outstanding	4,996.7	5,016.1	5,075.9	—	(2)
Book value per common share (7)	$35.70	35.18	34.58	1	3
Tangible book value per common share (1) (7)	29.79	29.25	28.50	2	5
Common stock price:
High	59.99	58.02	53.27	3	13
Low	53.35	43.55	44.50	23	20
Period end	55.66	55.11	48.36	1	15
Team members (active, full-time equivalent)	272,800	269,100	268,600	1	2

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

(5)
The risk-based capital ratios were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. Accordingly, the total capital ratio was calculated under the Advanced Approach and the other ratios were calculated under the Standardized Approach, for each of the periods.

(6)	See the "Capital Management" section and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(7)	Book value per common share is common stockholders' equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.

Overview (continued)

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.95 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,500 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 42 countries and territories to support customers who conduct business in the global economy. With approximately 273,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 27 on Fortune’s 2016 rankings of America’s largest corporations. We ranked third in assets and second in the market value of our common stock among all U.S. banks at March 31, 2017.
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
In keeping with our primary values and risk management priorities, we announced six new long-term goals for the Company in March 2017, which entail becoming the leader in the following areas:

•	Customer service and advice – provide best-in-class service and guidance to our customers to help them reach their financial goals.

•
Team member engagement – be a company where people matter, teamwork is rewarded, everyone feels respected and empowered to speak up, diversity and inclusion are embraced, and “how” our work gets done is just as important as getting the work done.

•	Innovation – create new kinds of lasting value for our customers and businesses by using innovative technologies and moving quickly to bring about change.

•	Risk management – desire to set the global standard in managing all forms of risk.

•	Corporate citizenship – make better every community in which we live and do business.

•	Shareholder value – earn the confidence of shareholders by maximizing long-term value.

Sales Practices Matters
As we have previously reported, on September 8, 2016, we announced settlements with the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC) and the Office of the Los Angeles City Attorney regarding allegations that some of our retail customers received products and services they did not request. As a result, rebuilding trust through a comprehensive action plan that includes making things right for our customers, team members, and other stakeholders, and building a better Company for the future remains our current top priority. The job of rebuilding trust in Wells Fargo is a long-term effort – one requiring our commitment, patience and perseverance. Our commitment to addressing the concerns raised by these settlements and our priority of rebuilding trust has included the following additional actions:

•
We added two new independent directors to help contribute to the Board's oversight of Wells Fargo and help ensure we continue to move in the right direction to restore trust and create value for our shareholders.

•
The Board released the findings of its independent investigation into the Company's retail banking sales practices and related matters in order to understand the root causes of improper sales practices in the Community Bank, identify remedial actions to ensure these issues won't be repeated, and help rebuild the trust customers place in the bank.

•
The Board took compensation actions, including clawing back approximately $69 million from former CEO John Stumpf and $67 million from former Community Bank head Carrie Tolstedt; total executive compensation actions taken by the Board now total over $180 million.

•	Terminated the employment of senior managers in the Community Bank for cause, with the result that they forfeited annual incentive and outstanding equity awards.

•	Made several important changes in our organizational structure to provide greater role clarity, increased coordination, and stronger oversight, including changing reporting lines for control function groups such as human resources and risk.

•	Agreed in principle to a $142 million class action settlement, subject to court approval, that will go to remediating customer harm.

As we move forward Wells Fargo has a specific action plan in place focused on reaching out to everyone who has been affected by improper retail banking sales practices including our community, our customers, our regulators, our team members and our investors. For additional information regarding sales practices matters, including related legal matters, see the “Risk Factors” section in our 2016 Form 10-K and Note 11 (Legal Actions) to Financial Statements in this Report.

Financial Performance
Wells Fargo net income was $5.5 billion in first quarter 2017 with diluted earnings per common share (EPS) of $1.00, compared with $5.5 billion and $0.99, respectively, a year ago. We have now generated quarterly earnings of more than $5 billion for 18 consecutive quarters, which reflected the ability of our diversified business model and risk discipline to generate consistent financial performance during a period that included market volatility and economic uncertainty. We remain focused on meeting the financial needs of our customers and on investing in our businesses so we may continue to meet the evolving needs of our customers in the future.
Compared with a year ago:

•
revenue was $22.0 billion, down 1%, driven by a decline in mortgage banking income and lower other noninterest income (reflecting the accounting impact of net hedge ineffectiveness), which was partially offset by a 5% increase in net interest income;

•	average loans of $963.6 billion increased $36.4 billion, or 4%;

•	total deposits were a record $1.3 trillion, up $84.0 billion, or 7%;

•	our credit results improved with a net charge-off rate of 34 basis points (annualized) of average loans and we had a $200 million release from the allowance for credit losses;

•	we returned $3.1 billion to shareholders through common stock dividends and net share repurchases, which was the seventh consecutive quarter of returning more than $3 billion; and

•	we reduced our common shares outstanding to below 5 billion shares for the first time since 2009.

Balance Sheet and Liquidity
Our balance sheet remained strong during first quarter 2017 with high levels of liquidity and capital and record deposit balances. Our total assets reached a record $1.95 trillion at March 31, 2017. Cash, federal funds sold, securities purchased under resale agreements and other short-term investments reached an all-time high of $328.4 billion in first quarter 2017 driven by continued growth in deposits and a linked-quarter decline in our loan portfolio.
Investment securities of $407.6 billion declined less than 1% from December 31, 2016, with approximately $16 billion of gross purchases during first quarter 2017 more than offset by run-off and sales. We believe interest rates are in a transitional period and, accordingly, our decision to maintain a relatively stable investment portfolio was driven primarily by interest rate and other comprehensive income risk management.
Our funding sources continued to grow in first quarter 2017 with long-term debt up $1.4 billion from December 31, 2016, on

$12.8 billion of issuances during the quarter. Deposit growth also continued in first quarter 2017 with period-end deposits up $19.4 billion, or 1%, from December 31, 2016. Our average deposit cost in first quarter 2017 was 17 basis points, up 7 basis points from a year ago, which reflected an increase in commercial deposit rates. We successfully grew our primary consumer checking customers (i.e., customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) by 1.6% (March 2017 compared with March 2016).

Credit Quality
Solid overall credit results continued in first quarter 2017 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $805 million, or 0.34% (annualized) of average loans, in first quarter 2017, compared with $886 million a year ago (0.38%). The decrease in net charge-offs in first quarter 2017, compared with a year ago, was driven by lower losses in the oil and gas portfolio and increased recoveries in the commercial portfolio. Our total oil and gas loan exposure, which includes unfunded commitments and loans outstanding, was down 16% from a year ago.
Our commercial portfolio net charge-offs were $143 million, or 11 basis points of average commercial loans, in first quarter 2017, compared with net charge-offs of $237 million, or 20 basis points, a year ago. Net consumer credit losses increased to 59 basis points of average consumer loans in first quarter 2017 from 57 basis points in first quarter 2016. Our commercial real estate portfolios were in a net recovery position for the 17th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Losses on our consumer real estate portfolios declined $92 million, or 75%, from a year ago, reflecting the benefit of the continued improvement in the housing market and our continued focus on originating high quality loans. Approximately 74% of the consumer first mortgage portfolio outstanding at March 31, 2017, was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of March 31, 2017, decreased $381 million compared with a year ago and decreased $253 million from December 31, 2016. The allowance coverage for total loans was 1.28% at March 31, 2017, compared with 1.34% a year ago and 1.30% at December 31, 2016. The allowance covered 3.8 times annualized first quarter net charge-offs, compared with 3.6 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $605 million in first quarter 2017, down from $1.1 billion a year ago, primarily reflecting improvement in the oil and gas portfolio.
Nonperforming assets decreased $698 million, or 6%, from December 31, 2016, with improvement across our consumer and commercial portfolios and lower foreclosed assets. Nonperforming assets were only 1.11% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $625 million from the prior quarter primarily due to a $353 million decrease in commercial nonaccruals. In addition, foreclosed assets were down $73 million from the prior quarter.

Overview (continued)

Capital
Our financial performance in first quarter 2017 resulted in strong capital generation, which increased total equity to a record $202.5 billion at March 31, 2017, up $2.0 billion from December 31, 2016. We returned $3.1 billion to shareholders in first quarter 2017 through common stock dividends and net share repurchases and our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 61%, in line with the prior quarter, and within our targeted range of 55-75%. We continued to reduce our common shares outstanding through the repurchase of 53.1 million common shares in the quarter. We also entered into a $750 million forward repurchase contract with an unrelated third party in April 2017 that is expected to settle in third quarter 2017 for approximately 14 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2017.

We believe an important measure of our capital strength is the Common Equity Tier 1 ratio under Basel III, fully phased-in, which was 11.23% at March 31, 2017. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for first quarter 2017 was $5.5 billion ($1.00 diluted earnings per common share), compared with $5.5 billion ($0.99 diluted per share) for first quarter 2016. We generated revenue growth across many of our businesses. Our financial performance in first quarter 2017, compared with the same period a year ago, benefited from a $633 million increase in net interest income and a $481 million decrease in our provision for credit losses, offset by a $826 million decrease in noninterest income and a $764 million increase in noninterest expense. In first quarter 2017, net interest income represented 56% of revenue, compared with 53% for the same period in 2016. Noninterest income was $9.7 billion in first quarter 2017, representing 44% of revenue, compared with $10.5 billion (47%) in first quarter 2016.
Revenue, the sum of net interest income and noninterest income, was $22.0 billion in first quarter 2017, compared with $22.2 billion in first quarter 2016. The decrease in revenue for first quarter 2017, compared with the same period in 2016, was largely due to a decline in mortgage banking income and lower other noninterest income predominantly due to the accounting impact of net hedge ineffectiveness and lower insurance income due to the divestiture of our crop insurance business in first quarter 2016. First quarter 2017 included a $193 million net hedge ineffectiveness accounting loss, resulting largely from foreign currency fluctuations, compared with a $379 million net hedge ineffectiveness accounting gain in first quarter 2016. The decline in revenue for first quarter 2017, compared with the same period a year ago, was partially offset by higher interest income from loans and investment securities.

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

Net interest income on a taxable-equivalent basis was $12.6 billion in first quarter 2017, compared with $12.0 billion for the same period a year ago. The net interest margin was 2.87% for first quarter 2017, down from 2.90% for first quarter 2016. The increase in net interest income in first quarter 2017 from the same period a year ago resulted from an increase in interest income, partially offset by an increase in interest expense on funding sources. The increase in interest income was driven by growth in commercial loans and investment securities, increased trading income and the benefit of higher interest rates. Interest expense on funding sources increased in first quarter 2017, compared with the same period a year ago, primarily due to growth and repricing of long-term debt. Deposit interest expense was also higher, predominantly due to an increase in wholesale pricing resulting from higher interest rates.
The decline in net interest margin in first quarter 2017, compared with the same period a year ago, was primarily due to deposit growth and higher long-term debt balances. This was partially offset by growth in loans, investments securities, and the benefit of higher short-term interest rates.
Average earning assets increased $121.4 billion in first quarter 2017, compared with the same period a year ago, as average loans increased $36.4 billion in first quarter 2017, average investment securities increased $69.7 billion in first quarter 2017 and average trading assets increased $13.3 billion in first quarter 2017, compared with the same period a year ago. In addition, average federal funds sold and other short-term investments decreased $930 million in first quarter 2017, compared with the same period a year ago.
Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.30 trillion increased in first quarter 2017, compared with $1.22 trillion in first quarter 2016, and represented 135% of average loans in first quarter 2017, compared with 132% for the same period a year ago. Average deposits decreased to 73% of average earning assets in first quarter 2017, compared with 74% for the same period a year ago as the growth in total loans outpaced deposit growth.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,
			2017			2016
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$283,767	0.76%	$532	284,697	0.49%	$344
Trading assets	93,765	2.80	655	80,464	3.01	605
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	25,034	1.54	95	34,474	1.59	136
Securities of U.S. states and political subdivisions	52,248	4.03	526	50,512	4.24	535
Mortgage-backed securities:
Federal agencies	156,617	2.58	1,011	96,423	2.80	675
Residential and commercial	14,452	5.32	192	20,827	5.20	271
Total mortgage-backed securities	171,069	2.81	1,203	117,250	3.23	946
Other debt and equity securities	50,620	3.60	452	53,558	3.21	429
Total available-for-sale securities	298,971	3.05	2,276	255,794	3.20	2,046
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,693	2.20	243	44,664	2.20	244
Securities of U.S. states and political subdivisions	6,273	5.30	83	2,156	5.41	29
Federal agency and other mortgage-backed securities	51,786	2.51	324	28,114	2.49	175
Other debt securities	3,329	2.34	19	4,598	1.92	22
Total held-to-maturity securities	106,081	2.54	669	79,532	2.37	470
Total investment securities	405,052	2.92	2,945	335,326	3.01	2,516
Mortgages held for sale (4)	19,893	3.70	184	17,870	3.59	161
Loans held for sale (4)	112	4.44	1	282	3.23	2
Loans:
Commercial:
Commercial and industrial – U.S.	274,749	3.59	2,436	257,727	3.39	2,177
Commercial and industrial – Non U.S.	55,347	2.73	373	49,508	2.10	258
Real estate mortgage	132,449	3.56	1,164	122,739	3.41	1,040
Real estate construction	24,591	3.72	225	22,603	3.61	203
Lease financing	19,070	4.94	235	15,047	4.74	178
Total commercial	506,206	3.54	4,433	467,624	3.31	3,856
Consumer:
Real estate 1-4 family first mortgage	275,480	4.02	2,766	274,722	4.05	2,782
Real estate 1-4 family junior lien mortgage	45,285	4.60	515	52,236	4.39	571
Credit card	35,437	11.97	1,046	33,366	11.61	963
Automobile	61,510	5.46	828	60,114	5.67	848
Other revolving credit and installment	39,727	6.02	590	39,158	5.99	584
Total consumer	457,439	5.06	5,745	459,596	5.02	5,748
Total loans (4)	963,645	4.26	10,178	927,220	4.16	9,604
Other	6,865	2.96	50	5,808	2.06	30
Total earning assets	$1,773,099	3.31%	$14,545	1,651,667	3.22%	$13,262
Funding sources
Deposits:
Interest-bearing checking	$50,686	0.29%	$37	38,711	0.12%	$11
Market rate and other savings	684,175	0.09	157	651,551	0.07	107
Savings certificates	23,466	0.29	17	27,880	0.45	31
Other time deposits	54,915	1.31	178	58,206	0.74	107
Deposits in foreign offices	122,200	0.49	148	97,682	0.21	51
Total interest-bearing deposits	935,442	0.23	537	874,030	0.14	307
Short-term borrowings	98,549	0.47	115	107,857	0.25	67
Long-term debt	259,793	1.83	1,183	216,883	1.56	842
Other liabilities	16,806	2.22	92	16,492	2.14	89
Total interest-bearing liabilities	1,310,590	0.59	1,927	1,215,262	0.43	1,305
Portion of noninterest-bearing funding sources	462,509	—	—	436,405	—	—
Total funding sources	$1,773,099	0.44	1,927	1,651,667	0.32	1,305
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.87%	$12,618		2.90%	$11,957
Noninterest-earning assets
Cash and due from banks	$18,706			17,995
Goodwill	26,673			26,069
Other	112,563			124,144
Total noninterest-earning assets	$157,942			168,208
Noninterest-bearing funding sources
Deposits	$363,749			345,400
Other liabilities	54,935			62,627
Total equity	201,767			196,586
Noninterest-bearing funding sources used to fund earning assets	(462,509)			(436,405)
Net noninterest-bearing funding sources	$157,942			168,208
Total assets	$1,931,041			1,819,875

(1)
Our average prime rate was 3.80% and 3.50% for the quarters ended March 31, 2017 and 2016, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.07% and 0.62% for same quarters, respectively.

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

(5)
Includes taxable-equivalent adjustments of $318 million and $290 million for the quarters ended March 31, 2017 and 2016, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended March 31,		%
(in millions)	2017	2016	Change
Service charges on deposit accounts	$1,313	1,309	—%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,324	2,239	4
Trust and investment management	829	815	2
Investment banking	417	331	26
Total trust and investment fees	3,570	3,385	5
Card fees	945	941	—
Other fees:
Charges and fees on loans	307	313	(2)
Cash network fees	126	131	(4)
Commercial real estate brokerage commissions	81	117	(31)
Letters of credit fees	74	78	(5)
Wire transfer and other remittance fees	107	92	16
All other fees	170	202	(16)
Total other fees	865	933	(7)
Mortgage banking:
Servicing income, net	456	850	(46)
Net gains on mortgage loan origination/sales activities	772	748	3
Total mortgage banking	1,228	1,598	(23)
Insurance	277	427	(35)
Net gains from trading activities	439	200	120
Net gains on debt securities	36	244	(85)
Net gains from equity investments	403	244	65
Lease income	481	373	29
Life insurance investment income	144	154	(6)
All other	1	720	(100)
Total	$9,702	10,528	(8)

Noninterest income of $9.7 billion represented 44% of revenue for first quarter 2017, compared with $10.5 billion, or 47% for first quarter 2016. The decline in noninterest income in first quarter 2017, compared with the same period a year ago, was predominantly driven by net hedge ineffectiveness, lower net gains on debt securities, lower insurance income due to the divestiture of our crop insurance business in first quarter 2016, and lower mortgage banking income. The decreases in noninterest income were partially offset by higher net gains from trading activities, trust and investment fees, net gains from equity investments due to strong equity markets, and lease income related to the GE Capital business acquisitions in 2016. Many of our businesses, including capital finance, retail brokerage, venture capital, capital markets, and corporate banking grew noninterest income in first quarter 2017.
Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Income from these brokerage-related activities include asset-based fees for advisory accounts, which are based on the market value of the client’s assets, and transactional commissions based on the number and size of transactions executed at the client’s direction. These fees increased to $2.3 billion in first quarter 2017 from $2.2 billion for the same period in 2016. The increase in first quarter 2017 was due to higher asset-based fees. Retail brokerage client assets totaled $1.6 trillion at March 31, 2017, compared with $1.4 trillion at March 31, 2016, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the "Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets" section in this Report.
We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, corporate trust, personal trust, employee benefit trust and agency assets. Trust and investment management fee income is primarily from client assets under management (AUM) for which the fees are determined based on a tiered scale relative to the market value of the AUM. AUM consists of assets for which we have investment management discretion. Our AUM totaled $654.9 billion at March 31, 2017, compared with $645.7 billion at March 31, 2016, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the "Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management" section in this Report. In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Our AUA totaled

Earnings Performance (continued)

$1.6 trillion at March 31, 2017, compared with $1.3 trillion at March 31, 2016. Trust and investment management fees increased $14 million to $829 million in first quarter 2017 from $815 million in first quarter 2016 due to growth in management fees for investment advice on mutual funds, business growth and a higher fee rate schedule.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees increased to $417 million in first quarter 2017 from $331 million in first quarter 2016, due to an increase in advisory services, equity originations and loan syndications.
Card fees were $945 million in first quarter 2017, compared with $941 million in first quarter 2016, due to an increase in purchase activity.
Other fees decreased to $865 million in first quarter 2017, from $933 million for the same period in 2016, predominantly driven by lower commercial real estate brokerage commissions and all other fees. Commercial real estate brokerage commissions decreased to $81 million in first quarter 2017, compared with $117 million in first quarter 2016 driven by lower sales and other property-related activities including financing and advisory services. All other fees were $170 million in first quarter 2017, compared with $202 million for the same period in 2016, driven by lower hedge fund fees and lower merchant-related services and incentives.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/sales activities, totaled $1.2 billion in first quarter 2017, compared with $1.6 billion for the same period a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $456 million for first quarter 2017 included a $102 million net MSR valuation gain ($174 million increase in the fair value of the MSRs and a $72 million hedge loss). Net servicing income of $850 million for first quarter 2016 included a $498 million net MSR valuation gain ($957 million decrease in the fair value of the MSRs and a $1.5 billion hedge gain). The decrease in net MSR valuation gains in first quarter 2017, compared with the same period in 2016, was primarily attributable to MSR valuation adjustments in first quarter 2016 that reflected a reduction in forecasted prepayments in first quarter 2016 due to updated economic, customer data attributes, and mortgage market rate inputs.
Our portfolio of loans serviced for others was $1.68 trillion at both March 31, 2017 and December 31, 2016. At March 31, 2017, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.87%, compared with 0.85% at December 31, 2016. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities was $772 million in first quarter 2017, compared with $748 million for the same period a year ago. The increase in first quarter 2017, compared with the same period a year ago, was due to a 10% increase in held for sale mortgage loan originations, which increased to $34 billion in first quarter 2017 from $31 billion in first quarter 2016. Total mortgage loan originations were $44 billion for both first quarter 2017 and 2016. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/

sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended Mar 31,
		2017	2016
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$569	532
Commercial		101	71
Residential pipeline and unsold/repurchased loan management (1)		102	145
Total		$772	748
Residential real estate originations (in billions):
Held-for-sale	(B)	$34	31
Held-for-investment		10	13
Total		$44	44
Production margin on residential held-for-sale mortgage originations	(A)/(B)	1.68%	1.68

(1)	Primarily includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.68% for both first quarter 2017 and 2016. Mortgage applications were $59 billion for first quarter 2017, compared with $77 billion for the same period a year ago. The 1-4 family first mortgage unclosed pipeline was $28 billion at March 31, 2017, compared with $39 billion at March 31, 2016. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For first quarter 2017, we had no net release or build to the repurchase liability, compared with a net $12 million release for first quarter 2016. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
Insurance income was $277 million in first quarter 2017, compared with $427 million in the same period a year ago. The decrease was driven by the divestiture of our crop insurance business in first quarter 2016.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $439 million in first quarter 2017, compared with $200 million in first quarter 2016. The increase was primarily driven by higher deferred compensation plan investment results (offset in employee benefits expense) and higher customer accommodation trading activity. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.
Net gains on debt and equity securities totaled $439 million for first quarter 2017, and $488 million in first quarter 2016, after other-than-temporary impairment (OTTI) write-downs of $129 million for first quarter 2017, compared with $198 million for the same period in 2016. The decrease in net gains on debt and equity securities in first quarter 2017 reflected lower net gains from debt securities, partially offset by strong equity markets.
Lease income of $481 million in first quarter 2017, increased from $373 million for the same period a year ago, predominantly driven by the GE Capital business acquisitions, partially offset by lower gains on early leveraged lease terminations.

All other income was $1 million in first quarter 2017, compared with $720 million in first quarter 2016. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The decrease in other income for first quarter 2017, compared with the same period a year ago, was predominantly due to net hedge ineffectiveness, and the gain from the sale of our crop insurance business in first quarter 2016, partially offset by higher income from equity method investments. Hedge ineffectiveness was driven by an increase in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. The portion of the hedge ineffectiveness recognized was partially offset by the results of certain economic hedges and, accordingly, we recognized a net hedge loss of $193 million for first quarter 2017, compared with a net hedge benefit of $379 million in first quarter 2016. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Mar 31,		%
(in millions)	2017	2016	Change
Salaries	$4,261	4,036	6%
Commission and incentive compensation	2,725	2,645	3
Employee benefits	1,686	1,526	10
Equipment	577	528	9
Net occupancy	712	711	—
Core deposit and other intangibles	289	293	(1)
FDIC and other deposit assessments	333	250	33
Outside professional services	804	583	38
Operating losses	282	454	(38)
Operating leases	345	235	47
Contract services	325	282	15
Outside data processing	220	208	6
Travel and entertainment	179	172	4
Postage, stationery and supplies	145	163	(11)
Advertising and promotion	127	134	(5)
Telecommunications	91	92	(1)
Foreclosed assets	86	78	10
Insurance	24	111	(78)
All other	581	527	10
Total	$13,792	13,028	6
NM - Not meaningful
Noninterest expense was $13.8 billion in first quarter 2017, up 6% from $13.0 billion in the same period a year ago, driven by higher personnel expenses, outside professional services, operating leases, FDIC expense, and other expense, partially offset by lower operating losses and insurance expense.
Personnel expenses, which include salaries, commissions, incentive compensation and employee benefits, were up $465 million, or 6%, in first quarter 2017 compared with the same quarter last year, due to annual salary increases and increased staffing in technology, risk management, virtual channels, and operations, higher deferred compensation costs (included in employee benefits expense and offset in trading revenue), and incentive compensation expense.
FDIC and other deposit assessments were up $83 million, or 33%, in first quarter 2017 compared with the same period a year ago, due to an increase in deposit assessments as a result of a temporary surcharge which became effective on July 1, 2016.
Outside professional and contract services expense was up $264 million, or 31%, in first quarter 2017 compared with the same period a year ago. The increase was largely driven by higher project and technology spending, as well as higher legal expense related to sales practices matters.
Operating losses were down $172 million, or 38%, in first quarter 2017 compared with the same period a year ago predominantly due to lower litigation accruals for various legal matters.

Operating lease expense was up $110 million, or 47%, in first quarter 2017 compared with the same period a year ago, predominantly due to the leases acquired from GE Capital.
Insurance expense was down $87 million, or 78%, in first quarter 2017 compared with the same period a year ago predominantly driven by the sale of our crop insurance business in first quarter 2016.
All other noninterest expense was up $54 million, or 10%, in first quarter 2017 compared with the same period a year ago predominantly driven by higher donations expense.
The efficiency ratio was 62.7% in first quarter 2017, compared with 58.7% in first quarter 2016. The Company expects the efficiency ratio to remain elevated.

Income Tax Expense
Our effective tax rate was 27.4% and 32.0% for first quarter 2017 and 2016, respectively. The effective tax rate for first quarter 2017 included discrete tax benefits totaling $197 million, of which $183 million resulted from the tax benefits associated with stock compensation activity during the quarter which was subject to ASU 2016-09 accounting guidance adopted in first quarter 2017. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for additional information about ASU 2016-09.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Commencing in second quarter 2016, operating segment results reflect a shift in expenses between the personnel and other expense categories as a result of the movement of support staff from the Wholesale Banking and WIM segments into a consolidated organization within the Community Banking segment. Since then personnel expenses associated with the transferred support staff have been allocated from Community Banking back to the Wholesale Banking and WIM segments through other expense. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Quarter ended March 31,
Revenue	$12,093	12,614	7,038	6,958	4,193	3,854	(1,322)	(1,231)	22,002	22,195
Provision (reversal of provision) for credit losses	646	720	(43)	363	(4)	(14)	6	17	605	1,086
Noninterest expense	7,221	6,836	4,225	3,968	3,206	3,042	(860)	(818)	13,792	13,028
Net income (loss)	3,009	3,296	2,115	1,921	623	512	(290)	(267)	5,457	5,462
Average loans	$482.7	484.3	466.3	429.8	70.7	64.1	(56.1)	(51.0)	963.6	927.2
Average deposits	717.2	683.0	466.0	428.0	195.6	184.5	(79.6)	(76.1)	1,299.2	1,219.4

(1)
Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.

Earnings Performance (continued)

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
Table 4a: Community Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2017	2016	% Change
Net interest income	$7,627	7,468	2%
Noninterest income:
Service charges on deposit accounts	741	753	(2)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	444	450	(1)
Trust and investment management (1)	218	205	6
Investment banking (2)	(27)	(19)	(42)
Total trust and investment fees	635	636	—
Card fees	868	852	2
Other fees	395	372	6
Mortgage banking	1,105	1,508	(27)
Insurance	12	2	500
Net gains (losses) from trading activities	50	(27)	285
Net gains on debt securities	102	219	(53)
Net gains from equity investments (3)	367	175	110
Other income of the segment	191	656	(71)
Total noninterest income	4,466	5,146	(13)

Total revenue	12,093	12,614	(4)

Provision for credit losses	646	720	(10)
Noninterest expense:
Personnel expense	5,181	4,618	12
Equipment	551	493	12
Net occupancy	524	510	3
Core deposit and other intangibles	112	128	(13)
FDIC and other deposit assessments	191	146	31
Outside professional services	342	185	85
Operating losses	261	407	(36)
Other expense of the segment	59	349	(83)
Total noninterest expense	7,221	6,836	6
Income before income tax expense and noncontrolling interests	4,226	5,058	(16)
Income tax expense	1,127	1,697	(34)
Net income from noncontrolling interests (4)	90	65	38
Net income	$3,009	3,296	(9)
Average loans	$482.7	484.3	—
Average deposits	717.2	683.0	5

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $3.0 billion in first quarter 2017, down $287 million, or 9%, from first quarter 2016. First quarter 2017 results included a discrete tax benefit in income tax expense of $195 million. Revenue of $12.1 billion decreased $521 million, or 4%, from a year ago primarily due to lower other income driven by negative hedge ineffectiveness related to our long term debt hedging results, lower mortgage banking revenue, and lower gains on sales of debt securities, partially offset by higher gains on equity investments, net interest income, and deferred compensation plan investments (offset in employee benefits expense). Average loans of $482.7 billion in first quarter 2017 were stable compared with first quarter 2016. Average deposits increased $34.2 billion, or 5%, from first quarter 2016. Primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of March 2017 were up 1.6% from March 2016. Noninterest expense increased $385 million, or 6%, from first quarter 2016, driven by higher personnel expenses including deferred compensation plan expense (offset in trading revenue), professional services, and equipment expense, partially offset by lower operating losses and other expense. The provision for credit losses decreased $74 million from a year ago primarily due to an improvement in the consumer real estate portfolio compared with first quarter 2016.

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
Table 4b: Wholesale Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2017	2016	% Change
Net interest income	$4,148	3,748	11%
Noninterest income:
Service charges on deposit accounts	571	555	3
Trust and investment fees:
Brokerage advisory, commissions and other fees	84	91	(8)
Trust and investment management	129	111	16
Investment banking	445	350	27
Total trust and investment fees	658	552	19
Card fees	77	89	(13)
Other fees	468	560	(16)
Mortgage banking	123	91	35
Insurance	256	425	(40)
Net gains from trading activities	290	207	40
Net gains (losses) on debt securities	(66)	25	NM
Net gains from equity investments	36	66	(45)
Other income of the segment	477	640	(25)
Total noninterest income	2,890	3,210	(10)

Total revenue	7,038	6,958	1

Provision (reversal of provision) for credit losses	(43)	363	NM
Noninterest expense:
Personnel expense	1,823	1,974	(8)
Equipment	16	21	(24)
Net occupancy	110	118	(7)
Core deposit and other intangibles	105	90	17
FDIC and other deposit assessments	118	86	37
Outside professional services	248	214	16
Operating losses	6	37	(84)
Other expense of the segment	1,799	1,428	26
Total noninterest expense	4,225	3,968	6
Income before income tax expense and noncontrolling interests	2,856	2,627	9
Income tax expense	746	719	4
Net loss from noncontrolling interests	(5)	(13)	62
Net income	$2,115	1,921	10
Average loans	$466.3	429.8	8
Average deposits	466.0	428.0	9
NM – Not meaningful
Wholesale Banking reported net income of $2.1 billion in first quarter 2017, up $194 million, or 10%, from first quarter 2016. Revenue grew $80 million, or 1%, from first quarter 2016 as increased net interest income was partially offset by lower noninterest income. Net interest income increased $400 million, or 11%, driven by strong loan growth, which included the benefit from the GE Capital business acquisitions in 2016. Noninterest income decreased $320 million, or 10%, primarily due to the first quarter 2016 sale of our crop insurance business which resulted in lower insurance and gain on sale income, as well as lower gains on debt securities, which were partially offset by higher investment banking fees, customer accommodation trading, lease income related to the GE Capital business acquisitions and higher income on investments accounted for under the equity method. Average loans of $466.3 billion increased $36.5 billion, or 8%, from first quarter 2016, driven by the GE Capital business acquisitions and broad-based growth in asset backed finance, capital finance, commercial real estate, equipment finance, middle market banking and structured real estate. Average deposits of $466.0 billion increased $38.0 billion, or 9%, from first quarter 2016 reflecting growth in corporate banking, corporate trust and international global financial institutions. Noninterest expense increased $257 million, or 6%, from first quarter 2016 substantially due to the GE Capital business acquisitions and higher expense related to growth initiatives, compliance and regulatory requirements. The provision for credit losses decreased $406 million from first quarter 2016 driven by improvement in the oil and gas portfolio.

Earnings Performance (continued)

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
Table 4c: Wealth and Investment Management

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2017	2016	% Change
Net interest income	$1,074	943	14%
Noninterest income:
Service charges on deposit accounts	5	5	—
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,245	2,154	4
Trust and investment management	707	712	(1)
Investment banking (1)	(1)	—	NM
Total trust and investment fees	2,951	2,866	3
Card fees	1	1	—
Other fees	5	4	25
Mortgage banking	(2)	(2)	—
Insurance	20	—	NM
Net gains (losses) from trading activities	99	20	395
Net gains on debt securities	—	—	NM
Net gains (losses) from equity investments	—	3	NM
Other income of the segment	40	14	186
Total noninterest income	3,119	2,911	7

Total revenue	4,193	3,854	9

Reversal of provision for credit losses	(4)	(14)	71
Noninterest expense:
Personnel expense	2,105	2,025	4
Equipment	11	15	(27)
Net occupancy	107	112	(4)
Core deposit and other intangibles	72	75	(4)
FDIC and other deposit assessments	40	31	29
Outside professional services	222	191	16
Operating losses	17	12	42
Other expense of the segment	632	581	9
Total noninterest expense	3,206	3,042	5
Income before income tax expense and noncontrolling interests	991	826	20
Income tax expense	362	314	15
Net income from noncontrolling interests	6	—	NM
Net income	$623	512	22
Average loans	$70.7	64.1	10
Average deposits	195.6	184.5	6
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.
WIM reported net income of $623 million in first quarter 2017, up $111 million, or 22%, from first quarter 2016. Revenue of $4.2 billion in first quarter 2017 was up $339 million, or 9%, from first quarter 2016, resulting from increases in both net interest income and noninterest income. Net interest income increased 14% from first quarter 2016 due to growth in investment securities and loan balances. Noninterest income increased 7% from first quarter 2016 substantially driven by higher asset-based fees, deferred compensation plan investments (offset in employee benefits expense), and other fee income. Asset-based fees were up primarily due to higher brokerage advisory account client assets driven by higher market valuations and positive net flows. Average loan balances of $70.7 billion in first quarter 2017 increased 10% from first quarter 2016 primarily driven by growth in non-conforming mortgage loans. Average deposits in first quarter 2017 of $195.6 billion increased 6% from first quarter 2016. Noninterest expense of $3.2 billion in first quarter 2017 was up $164 million, or 5%, from first quarter

2016, due to higher non-personnel expenses, deferred compensation plan expense (offset in trading revenue), and higher broker commissions mainly due to higher brokerage revenue. Total provision for credit losses increased $10 million from first quarter 2016, driven by higher net charge-offs.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at March 31, 2017 and 2016.
Table 4d: Retail Brokerage Client Assets

	March 31,
(in billions)	2017	2016
Retail brokerage client assets	$1,555.5	1,415.7
Advisory account client assets	490.1	428.2
Advisory account client assets as a percentage of total client assets	32%	30
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For first quarter 2017 and 2016, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for first quarter 2017 and 2016.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2017
Client directed (4)	$159.1	12.0	(11.6)	3.8	163.3
Financial advisor directed (5)	115.7	9.4	(6.0)	7.1	126.2
Separate accounts (6)	125.7	8.2	(6.2)	6.0	133.7
Mutual fund advisory (7)	63.3	3.8	(3.0)	2.8	66.9
Total advisory client assets	$463.8	33.4	(26.8)	19.7	490.1
March 31, 2016
Client directed (4)	$154.7	8.9	(9.2)	0.9	155.3
Financial advisor directed (5)	91.9	7.3	(4.0)	2.2	97.4
Separate accounts (6)	110.4	5.7	(4.8)	2.2	113.5
Mutual fund advisory (7)	62.9	1.9	(3.0)	0.2	62.0
Total advisory client assets	$419.9	23.8	(21.0)	5.5	428.2

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Investment advice and other services are provided to client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.

(5)	Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.

(6)	Professional advisory portfolios managed by Wells Fargo Asset Management advisors or third-party asset managers. Fees are earned based on a percentage of certain client assets.

(7)	Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.

Earnings Performance (continued)

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the first quarter of 2017 and 2016.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2017
Assets managed by WFAM (4):
Money market funds (5)	$102.6	—	(5.9)	—	96.7
Other assets managed	379.6	29.4	(34.2)	9.6	384.4
Assets managed by Wealth and Retirement (6)	168.5	9.4	(9.4)	5.0	173.5
Total assets under management	$650.7	38.8	(49.5)	14.6	654.6
March 31, 2016
Assets managed by WFAM (4):
Money market funds (5)	$123.6	—	(9.7)	—	113.9
Other assets managed	366.1	27.1	(28.5)	2.4	367.1
Assets managed by Wealth and Retirement (6)	162.1	9.1	(8.8)	1.0	163.4
Total assets under management	$651.8	36.2	(47.0)	3.4	644.4

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market fund activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $6.3 billion and $8.3 billion as of March 31, 2017 and 2016, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At March 31, 2017, our assets totaled $1.95 trillion, up $21.4 billion from December 31, 2016. The predominant area of asset growth was in federal funds sold and other short-term investments, which increased $42.7 billion, partially offset by loans, which decreased $9.2 billion, and other assets, which decreased $6.8 billion. An increase of $1.4 billion in long-term debt, deposit growth of $19.4 billion, and total equity growth of $2.0 billion from December 31, 2016, were the predominant sources that funded our asset growth in the first quarter of 2017.

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

Investment Securities
Table 5: Investment Securities – Summary

	March 31, 2017			December 31, 2016
(in millions)	Amortized Cost	Net unrealized gain (loss)	Fair value	Amortized Cost	Net unrealized gain (loss)	Fair value
Available-for-sale securities:
Debt securities	$300,013	(1,608)	298,405	309,447	(2,294)	307,153
Marketable equity securities	675	450	1,125	706	505	1,211
Total available-for-sale securities	300,688	(1,158)	299,530	310,153	(1,789)	308,364
Held-to-maturity debt securities	108,030	(401)	107,629	99,583	(428)	99,155
Total investment securities (1)	$408,718	(1,559)	407,159	409,736	(2,217)	407,519

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.

Table 5 presents a summary of our investment securities portfolio, which decreased $387 million from December 31, 2016, predominantly due to sales and paydowns of federal agency and other mortgage-backed securities, securities of U.S. treasury and federal agencies, and collateralized debt obligations. The decrease in investment securities was partially offset by purchases of federal agency mortgage-backed securities.
The total net unrealized losses on available-for-sale securities were $1.2 billion at March 31, 2017, down from net unrealized losses of $1.8 billion at December 31, 2016, due to a slight decline in interest rates and a transfer from the available-for-sale portfolio to held-to-maturity. For a discussion of our investment management objectives and practices, see the "Balance Sheet Analysis" section in our 2016 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $129 million in OTTI write-downs recognized in earnings in first quarter 2017, $52 million related to debt securities and $1 million related to marketable equity securities, which are included in available-for-sale securities. Another $76 million in OTTI write-downs were related to nonmarketable equity investments, which are included in other assets. OTTI write-downs recognized in earnings related to oil and gas investments totaled $39 million in first quarter 2017, of which $15 million related to investment securities and $24 million related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At March 31, 2017, investment securities included $58.4 billion of municipal bonds, of which 96.6% were rated “A-”

or better based largely on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 6.7 years at March 31, 2017. Because 57% of this portfolio is MBS, the expected remaining maturity is shorter than the remaining contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2017
Actual	$171.2	(1.6)	6.7
Assuming a 200 basis point:
Increase in interest rates	152.8	(20.0)	8.2
Decrease in interest rates	179.5	6.7	2.9
The weighted-average expected maturity of debt securities held-to-maturity was 6.4 years at March 31, 2017. See Note 4

Balance Sheet Analysis (continued)

(Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $9.2 billion from December 31, 2016, driven by a continued decline in junior lien mortgage loans as well as a decline in credit card balances due to seasonality and the effect of a slowdown in new credit card account openings. In addition, there was an expected decline in auto loans from fourth quarter 2016 as continued proactive steps to tighten underwriting standards resulted in lower origination volume.
Table 7: Loan Portfolios

(in millions)	March 31, 2017	December 31, 2016
Commercial	$505,004	506,536
Consumer	453,401	461,068
Total loans	$958,405	967,604
Change from prior year-end	$(9,199)	51,045

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
Table 8: Maturities for Selected Commercial Loan Categories

	March 31, 2017				December 31, 2016
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$96,689	206,333	26,230	329,252	105,421	199,211	26,208	330,840
Real estate mortgage	21,004	68,753	41,775	131,532	22,713	68,928	40,850	132,491
Real estate construction	10,332	13,474	1,258	25,064	9,576	13,102	1,238	23,916
Total selected loans	$128,025	288,560	69,263	485,848	137,710	281,241	68,296	487,247
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,910	29,188	26,890	74,988	19,389	29,748	26,859	75,996
Loans at floating/variable interest rates	109,115	259,372	42,373	410,860	118,321	251,493	41,437	411,251
Total selected loans	$128,025	288,560	69,263	485,848	137,710	281,241	68,296	487,247

Deposits
Deposits increased $19.4 billion from December 31, 2016, to $1.3 trillion, reflecting continued broad-based growth in our consumer and small business banking deposits, as well as commercial deposits. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Mar 31, 2017	% of total deposits	Dec 31, 2016	% of total deposits	% Change
Noninterest-bearing	$365,780	28%	$375,967	29%	(3)
Interest-bearing checking	57,294	4	49,403	4	16
Market rate and other savings	701,935	53	687,846	52	2
Savings certificates	22,977	2	23,968	2	(4)
Other time and deposits	56,516	4	52,649	4	7
Deposits in foreign offices (1)	120,942	9	116,246	9	4
Total deposits	$1,325,444	100%	$1,306,079	100%	1

(1)	Includes Eurodollar sweep balances of $70.8 billion and $74.8 billion at March 31, 2017, and December 31, 2016, respectively.

Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See our 2016 Form 10-K for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.
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
Table 10: Fair Value Level 3 Summary

	March 31, 2017		December 31, 2016
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$423.9	24.3	436.3	23.5
As a percentage of total assets	22%	1	23	1
Liabilities carried at fair value	$32.4	1.8	30.9	1.7
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $202.5 billion at March 31, 2017, compared with $200.5 billion at December 31, 2016. The increase was predominantly driven by a $3.0 billion increase in retained earnings from earnings net of dividends paid, partially offset by a net reduction in common stock due to repurchases.

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

Guarantees and Certain Contingent Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations and other types of arrangements. For more information on guarantees and certain contingent arrangements, see Note 10 (Guarantees, Pledged Assets and Collateral) to Financial Statements in this Report.

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

Other Commitments
We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases and commitments to purchase certain debt and equity securities. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2016 Form 10-K. For more information on commitments to purchase debt and equity securities, see the “Off-Balance Sheet Arrangements – Contractual Cash Obligations” section in our 2016 Form 10-K.

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, stockholders, regulators and other stakeholders. Among the risks that we manage are conduct risk, operational risk, credit risk, and asset/liability management related risks, which include interest rate risk, market risk, liquidity risk, and funding related risks. We operate under a Board-level approved risk framework which outlines our company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to Wells Fargo. For more information about how we manage these risks, see the “Risk Management” section in our 2016 Form 10-K. The discussion that follows provides an update regarding these risks.
Conduct Risk Management
Our Board oversees the alignment of team member conduct to the Company’s risk appetite (which the Board approves annually) and culture as reflected in our Vision and Values and Code of Ethics and Business Conduct. The Board’s Risk Committee has primary oversight responsibility for enterprise-wide conduct risk, while certain other Board committees have primary oversight responsibility for specific components of conduct risk.
At the management level, several committees have primary oversight responsibility for key elements of conduct risk, including internal investigations, sales practices, complaints oversight, and our ethics and integrity program. These management-level committees have escalation and informational reporting paths to the relevant Board committee.
Our Office of Ethics, Oversight and Integrity, which reports to our Chief Risk Officer and has an informational reporting path to the Board's Risk Committee, is responsible for fostering and promoting an enterprise-wide culture of prudent conduct risk management and compliance with internal directives, rules, regulations, and regulatory expectations throughout the Company and to provide assurance that the Company’s internal operations and its treatment of customers and other external stakeholders are safe and sound, fair, and ethical.

Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal controls and processes, people and systems, or resulting from external events. These losses may be caused by events such as fraud, breaches of customer privacy, business disruptions, vendors that do not adequately or appropriately perform their responsibilities, and regulatory fines and penalties.
Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Cyber attacks have also focused on targeting the infrastructure of the internet, causing the widespread unavailability of websites and degrading website performance. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2016 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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

Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$329,252	330,840
Real estate mortgage	131,532	132,491
Real estate construction	25,064	23,916
Lease financing	19,156	19,289
Total commercial	505,004	506,536
Consumer:
Real estate 1-4 family first mortgage	274,633	275,579
Real estate 1-4 family junior lien mortgage	44,333	46,237
Credit card	34,742	36,700
Automobile	60,408	62,286
Other revolving credit and installment	39,285	40,266
Total consumer	453,401	461,068
Total loans	$958,405	967,604

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

Credit Quality Overview  Credit quality improved in first quarter 2017, as our loss rate improved to 0.34% of average total loans. We continued to benefit from improvements in the performance of our residential real estate portfolio as well as reduced losses in our oil and gas portfolio. In particular:

•
Nonaccrual loans were $9.8 billion at March 31, 2017, down from $10.4 billion at December 31, 2016. Commercial nonaccrual loans declined to $3.7 billion at March 31, 2017, compared with $4.1 billion at December 31, 2016, and consumer nonaccrual loans declined to $6.1 billion at March 31, 2017, compared with $6.3 billion at December 31, 2016. The decline in consumer nonaccrual loans reflected an improved housing market, while the decline in commercial nonaccrual loans was predominantly driven by loans in our oil and gas portfolio. Nonaccrual loans represented 1.02% of total loans at March 31, 2017, compared with 1.07% at December 31, 2016.

•
Net charge-offs (annualized) as a percentage of average total loans decreased to 0.34% in first quarter 2017, compared with 0.38% in the same period a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.11% and 0.59% in first quarter 2017, respectively, compared with 0.20% and 0.57% in first quarter 2016.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $102 million and $838 million in our commercial and consumer portfolios, respectively, at March 31, 2017, compared with $64 million and $908 million at December 31, 2016.

•	Our provision for credit losses was $605 million in first quarter 2017, compared with $1.1 billion, for the same period a year ago.

•	The allowance for credit losses totaled $12.3 billion, or 1.28% of total loans, at March 31, 2017, down from $12.5 billion, or 1.30%, at December 31, 2016.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at March 31, 2017, totaled $15.7 billion, compared with $16.7 billion at December 31, 2016, and $58.8 billion at December 31, 2008. The decrease from December 31, 2016, was due in part to higher prepayment trends observed in our Pick-a-Pay PCI portfolio, as home price appreciation and the resulting reduction in loan to collateral value ratios enabled more borrowers to qualify for refinancing options. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at March 31, 2017, was $10.3 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Since December 31, 2008, we have released $13.3 billion in nonaccretable difference, including $11.3 billion transferred from the nonaccretable difference to the accretable yield due to decreases in our initial estimate of loss on contractual amounts, and $2.0 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is an $11.6 billion reduction from December 31, 2008, through March 31, 2017, in our initial projected losses of $41.0 billion on all PCI loans acquired in the Wachovia acquisition. At March 31, 2017, $585 million in nonaccretable difference remained to absorb losses on PCI loans.
For additional information on PCI loans, see the "Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans – Pick-a-Pay Portfolio" section in this Report, Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K, and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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
The commercial and industrial loans and lease financing portfolio totaled $348.4 billion, or 36% of total loans, at March 31, 2017. The annualized net charge-off rate for this portfolio was 0.20% in first quarter 2017, compared with 0.34% in first quarter 2016. At March 31, 2017, 0.86% of this portfolio was nonaccruing, compared with 0.95% at December 31, 2016, reflecting a decrease of $337 million in nonaccrual loans, predominantly due to improvement in the oil and gas portfolio. Also, $21.9 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at March 31, 2017, compared with $24.0 billion at December 31, 2016. The decrease in criticized loans, which also includes the decrease in nonaccrual loans, was mostly due to improvement in the oil and gas portfolio.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $58.0 billion of foreign loans at March 31, 2017. Foreign loans totaled $18.0 billion within the investor category, $16.0 billion within the financial institutions category and $1.4 billion within the oil and gas category.
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

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $16.0 billion of foreign loans in the financial institutions category were predominantly originated by our Global Financial Institutions (GFI) business.
The oil and gas loan portfolio totaled $12.8 billion, or 1% of total outstanding loans at March 31, 2017, compared with $14.8 billion, or 2% of total outstanding loans, at December 31, 2016. Unfunded loan commitments in the oil and gas loan portfolio totaled $23.9 billion at March 31, 2017. Almost half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. The majority of the other oil and gas loans were to midstream companies. We proactively monitor our oil and gas loan portfolio and work with customers to address any emerging issues. Oil and gas nonaccrual loans decreased to $2.1 billion at March 31, 2017, compared with $2.4 billion at December 31, 2016, due to improved portfolio performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	March 31, 2017
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$7	60,708		6%
Financial institutions	4	39,210		4
Cyclical retailers	125	28,112		3
Food and beverage	17	16,573		2
Healthcare	31	15,999		2
Industrial equipment	86	14,690		2
Real estate lessor	10	14,485		2
Oil and gas	2,055	12,751		1
Technology	51	11,536		1
Transportation	172	9,355		1
Public administration	12	9,254		1
Business services	28	9,075		1
Other	396	106,660	(3)	10
Total	$2,994	348,408		36%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $177 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.7 billion.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.7 billion of foreign CRE loans, totaled $156.6 billion, or 16% of total loans, at March 31, 2017, and consisted of $131.5 billion of mortgage loans and $25.1 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 27% and apartments at 16% of the portfolio. CRE nonaccrual loans totaled 0.5% of the CRE outstanding balance at both March 31, 2017, and December 31, 2016. At March 31, 2017, we had $5.2 billion of criticized CRE mortgage loans, compared with $5.4 billion at December 31, 2016, and $600 million of criticized CRE construction loans, compared with $461 million at December 31, 2016.
At March 31, 2017, the recorded investment in PCI CRE loans totaled $186 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.
Table 13: CRE Loans by State and Property Type

	March 31, 2017
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$147	37,156		—	4,571		147	41,727		4%
New York	28	10,121		—	2,710		28	12,831		1
Texas	71	9,476		—	2,474		71	11,950		1
Florida	43	8,520		1	1,847		44	10,367		1
North Carolina	36	4,071		6	891		42	4,962		1
Arizona	27	4,148		—	669		27	4,817		1
Georgia	25	3,695		1	766		26	4,461		*
Washington	24	3,463		—	863		24	4,326		*
Virginia	20	3,290		—	960		20	4,250		*
Illinois	5	3,618		—	315		5	3,933		*
Other	246	43,974		32	8,998		278	52,972	(2)	6
Total	$672	131,532		40	25,064		712	156,596		16%
By property:
Office buildings	$163	39,576		—	3,073		163	42,649		4%
Apartments	38	15,948		—	9,224		38	25,172		3
Industrial/warehouse	101	15,201		2	1,984		103	17,185		2
Retail (excluding shopping center)	83	16,323		—	760		83	17,083		2
Shopping center	28	10,970		—	1,323		28	12,293		1
Hotel/motel	12	10,482		4	1,606		16	12,088		1
Real estate - other	101	8,208		—	174		101	8,382		1
Institutional	31	3,205		—	1,276		31	4,481		*
Agriculture	36	2,628		—	15		36	2,643		*
1-4 family structure	—	3		7	2,571		7	2,574		*
Other	79	8,988		27	3,058		106	12,046		1
Total	$672	131,532		40	25,064		712	156,596		16%

*	Less than 1%.

(1)
Includes a total of $186 million PCI loans, consisting of $164 million of real estate mortgage and $22 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.7 billion.

Risk Management - Credit Risk Management (continued)

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At March 31, 2017, foreign loans totaled $67.1 billion, representing approximately 7% of our total consolidated loans outstanding, compared with $65.7 billion, or approximately 7% of total consolidated loans outstanding, at December 31, 2016. Foreign loans were approximately 3% of our consolidated total assets at March 31, 2017 and at December 31, 2016.
Our country risk monitoring process incorporates frequent dialogue with our financial institution customers, counterparties and regulatory agencies, enhanced by centralized monitoring of macroeconomic and capital markets conditions in the respective countries. We establish exposure limits for each country through a centralized oversight process based on customer needs, and in consideration of relevant economic, political, social, legal, and transfer risks. We monitor exposures closely and adjust our country limits in response to changing conditions.
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at March 31, 2017, was the United Kingdom, which totaled $27.1 billion, or approximately 1% of our total assets, and included $4.6 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, starting the two-year negotiation process leading to its departure. We continue to conduct assessments and have begun to execute our implementation plans to ensure we can continue to prudently serve our customers post-Brexit.

We conduct periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign credit exposure is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the potential impact of a regional or worldwide economic downturn on the U.S. economy. We mitigate these potential impacts on the risk of loss through our normal risk management processes which include active monitoring and, if necessary, the application of aggressive loss mitigation strategies.
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. Our exposure to Puerto Rico (considered part of U.S. exposure) is largely through automobile lending and was not material to our consolidated country risk exposure.

Table 14: Select Country Exposures-

	March 31, 2017
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$4,631	18,466	4	2,488	—	1,527	4,635	22,481	27,116
Canada	22	16,795	(13)	101	—	677	9	17,573	17,582
Cayman Islands	—	4,930	—	—	—	123	—	5,053	5,053
Germany	1,693	1,572	(1)	25	—	352	1,692	1,949	3,641
Ireland	—	3,231	—	115	—	38	—	3,384	3,384
Bermuda	—	2,628	—	220	—	132	—	2,980	2,980
Netherlands	—	2,145	54	325	—	83	54	2,553	2,607
India	200	2,068	—	187	—	—	200	2,255	2,455
China	—	1,903	(3)	331	8	2	5	2,236	2,241
Australia	—	1,305	—	707	—	35	—	2,047	2,047
Brazil	—	1,860	1	25	—	1	1	1,886	1,887
France	—	790	—	855	—	146	—	1,791	1,791
Guernsey	—	1,651	—	3	—	1	—	1,655	1,655
South Korea	—	1,495	10	108	2	—	12	1,603	1,615
Switzerland	—	1,572	—	1	—	25	—	1,598	1,598
Luxembourg	—	1,057	—	175	—	30	—	1,262	1,262
Mexico	124	1,076	—	8	—	6	124	1,090	1,214
Chile	—	1,036	(1)	37	—	4	(1)	1,077	1,076
Japan	235	604	7	40	—	124	242	768	1,010
Turkey	—	905	—	57	—	—	—	962	962
Total top 20 country exposures	$6,905	67,089	58	5,808	10	3,306	6,973	76,203	83,176
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$1,693	8,795	53	1,495	—	649	1,746	10,939	12,685
Belgium	—	725	—	(3)	—	5	—	727	727
Austria	—	680	—	—	—	—	—	680	680
Spain	—	319	—	54	—	9	—	382	382
Other Eurozone exposure (6)	21	229	(4)	62	—	1	17	292	309
Total Eurozone exposure	$1,714	10,748	49	1,608	—	664	1,763	13,020	14,783

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $15 million in PCI loans to customers in Germany and the Netherlands, and $906 million in defeased leases secured primarily by U.S. Treasury and government agency securities.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S. and London based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entity. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses At March 31, 2017, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $1.4 billion, which was offset by the notional amount of CDS purchased of $1.5 billion. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $33.2 billion exposure to financial institutions and $45.1 billion to non-financial corporations at March 31, 2017.

(5)	Consists of exposure to Germany, Ireland, Netherlands, France and Luxembourg included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $145 million, $24 million and $1 million, respectively. We had no sovereign debt exposure in these countries at March 31, 2017.

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
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	March 31, 2017		December 31, 2016
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$274,633	86%	$275,579	86%
Real estate 1-4 family junior lien mortgage	44,333	14	46,237	14
Total real estate 1-4 family mortgage loans	$318,966	100%	$321,816	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 6% and 7% of total loans at March 31, 2017, and December 31, 2016, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 37% at March 31, 2017, as a result of our modification and loss mitigation efforts. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2016 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2017 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2017, totaled $5.2 billion, or 2% of total non-PCI mortgages, compared with $5.9 billion, or 2%, at December 31, 2016. Loans with FICO scores lower than 640 totaled $14.1 billion, or 5% of total non-PCI mortgages at March 31, 2017, compared with $16.6 billion, or 5%, at December 31, 2016. Mortgages with a LTV/CLTV greater than 100% totaled $8.3 billion at March 31, 2017, or 3% of total non-PCI mortgages, compared with $8.9 billion, or 3%, at December 31, 2016. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans (including PCI loans) to borrowers in California represented approximately 12% of total loans at March 31, 2017, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2016 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$94,457	11,971	106,428	11%
New York	24,388	2,117	26,505	3
Florida	13,530	4,097	17,627	2
New Jersey	12,632	3,901	16,533	1
Virginia	7,569	2,606	10,175	1
Texas	8,604	785	9,389	1
Washington	7,971	988	8,959	1
North Carolina	6,049	2,064	8,113	1
Pennsylvania	5,694	2,413	8,107	1
Other (1)	63,937	13,357	77,294	8
Government insured/ guaranteed loans (2)	14,529	—	14,529	1
Real estate 1-4 family loans (excluding PCI)	259,360	44,299	303,659	31
Real estate 1-4 family PCI loans (3)	15,273	34	15,307	2
Total	$274,633	44,333	318,966	33%

(1)	Consists of 41 states; no state had loans in excess of $7.1 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Includes $10.5 billion in real estate 1-4 family mortgage PCI loans in California.

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio decreased $946 million in first quarter 2017, as continued run-off of higher-yielding legacy portfolios more than offset growth in non-conforming loans, which was slowed by the decline in originations in first quarter 2017. We retained $9.2 billion in non-conforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs).
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in first quarter 2017, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to 0.01% in first quarter 2017, compared with 0.07% for the same period a year ago. Nonaccrual loans were $4.7 billion at March 31, 2017, compared with $5.0 billion at December 31, 2016. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, have resulted in minimal losses to date and were approximately 74% of our total real estate 1-4 family first lien mortgage portfolio as of March 31, 2017.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
California	$94,457	94,015	1.08%	1.21	(0.05)	(0.08)	(0.08)	(0.09)	(0.07)
New York	24,388	23,815	1.78	1.97	0.06	0.04	0.07	0.11	0.12
Florida	13,530	13,737	3.27	3.62	(0.08)	(0.18)	(0.04)	(0.19)	0.03
New Jersey	12,632	12,669	3.16	3.66	0.22	0.21	0.37	0.42	0.44
Texas	8,604	8,584	1.86	2.19	(0.01)	(0.01)	0.06	0.09	0.10
Other	91,220	91,136	2.19	2.51	0.05	0.06	0.10	0.10	0.18
Total	244,831	243,956	1.82	2.07	0.01	—	0.03	0.02	0.08
Government insured/guaranteed loans	14,529	15,605
PCI	15,273	16,018
Total first lien mortgages	$274,633	275,579
Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of March 31, 2017, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $19.7 billion at March 31, 2017, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 14% of the total Pick-a-Pay portfolio at March 31, 2017, compared with 51% at acquisition.
Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	March 31, 2017		2016		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$12,888	37%	$13,618	37%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	4,404	12	4,630	13	15,763	14
Full-term loan modifications	18,005	51	18,598	50	—	—
Total adjusted unpaid principal balance	$35,297	100%	$36,846	100%	$115,700	100%
Total carrying value	$30,791		32,292		95,315

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
Table 19: Pick-a-Pay Portfolio (1)

	March 31, 2017
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$13,659	64%	$10,525	49%	$7,477	46%
Florida	1,597	71	1,210	53	1,582	57
New Jersey	632	78	473	57	1,048	64
New York	471	70	385	53	523	61
Texas	168	49	127	37	626	38
Other	3,195	71	2,445	54	4,370	58
Total Pick-a-Pay loans	$19,722	66	$15,165	50	$15,626	52

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2017.

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

Since the Wachovia acquisition, we have completed over 136,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, including over 800 modifications in first quarter 2017. Pick-a-Pay loan modifications have resulted in over $6.1 billion of principal forgiveness since December 31, 2008. We have also provided interest rate reductions and loan term extensions of up to 40 years to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 71% of our Pick-a-Pay PCI adjusted unpaid principal balance as of March 31, 2017 has been modified.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. We regularly evaluate our estimates, of cash flows expected to be collected on our PCI loans. Our cash flows expected to be collected have been favorably affected over time by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. When we periodically update our cash flow estimates we have historically expected that the credit-stressed borrower characteristics and distressed collateral values associated with our Pick-a-Pay PCI loans would limit the ability of these borrowers to prepay their loans, thus increasing the future expected weighted-average life of the portfolio since acquisition. However, the higher prepayment trend that emerged in our Pick-a-Pay PCI loans portfolio in the prior year, which we attribute to the benefits of home price appreciation has continued to result in more loan (unpaid principal balance) to value ratios reaching an important industry refinancing inflection point of below 80%. As a result, we have continued to experience an increased level of borrowers qualifying for products to refinance their loans which may not have previously been available to them. Therefore, during first quarter 2017 , we revised our Pick-a-Pay PCI loan cash flow estimates to reflect our expectation that the modified portion of the portfolio will have higher prepayments over the remainder of its life. The increase in expected prepayments lowered our estimated weighted-average life to approximately 6.7 years at March 31, 2017, from 7.4 years at December 31, 2016. Also, the accretable yield balance declined $840 million during first quarter 2017, driven by realized accretion of $319 million and a $915 million reduction in expected cash flows resulting from the shorter estimated weighted-average life, partially offset by a transfer of $394 million from nonaccretable difference to accretable yield due to the reduction in expected losses. We expect the accretable yield percentage to be 9.47% for second quarter 2017, up from 8.22% at December 31, 2016.
Since acquisition, due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $8.7 billion from the nonaccretable difference to the accretable yield. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.
For further information on the judgment involved in estimating expected cash flows for PCI loans, see the “Critical Accounting Policies – Purchased Credit-Impaired Loans” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K.
For further information on the Pick-a-Pay portfolio, including recast risk, deferral of interest and loan modifications, see the "Risk Management – Credit Risk Management – Pick-a-Pay Portfolio" section in our 2016 Form 10-K.

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
Table 20 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2016, predominantly reflects loan paydowns. As of March 31, 2017, 11% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.50% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 4% of the junior lien mortgage portfolio at March 31, 2017. For additional information on consumer loans by LTV/CLTV, see Table 5.12 in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
California	$11,971	12,539	1.80%	1.86	(0.37)	(0.18)	(0.13)	0.07	0.27
Florida	4,097	4,252	2.13	2.17	0.30	0.47	0.56	0.76	0.79
New Jersey	3,901	4,031	2.63	2.79	1.06	1.36	0.96	1.10	0.84
Virginia	2,606	2,696	1.85	1.97	0.48	0.67	0.55	0.87	0.80
Pennsylvania	2,413	2,494	1.96	2.07	0.67	1.01	0.75	0.58	0.55
Other	19,311	20,189	1.97	2.09	0.28	0.39	0.51	0.53	0.63
Total	44,299	46,201	1.99	2.09	0.21	0.38	0.40	0.49	0.57
PCI	34	36
Total junior lien mortgages	$44,333	46,237

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In March 2017, approximately 46% of these borrowers paid only the minimum amount due and approximately 49% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 32% paid only the minimum amount due and approximately 63% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $171 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $58 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.

Table 21: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance March 31, 2017	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter (1)	Amortizing
Junior lien lines and loans	$44,299	2,577	2,091	865	784	1,543	23,094	13,345
First lien lines	14,699	400	662	318	291	654	10,297	2,077
Total (2)(3)	$58,998	2,977	2,753	1,183	1,075	2,197	33,391	15,422
% of portfolios	100%	5	5	2	2	4	56	26

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $4.5 billion to $7.7 billion and averaging $6.5 billion per year.

(2)	Junior and first lien lines are mostly interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $65.4 billion at March 31, 2017.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $177 million, $309 million, $307 million, $335 million, $532 million and $326 million for 2017 2018, 2019, 2020, 2021, and 2022 and thereafter, respectively. Amortizing lines and loans include $115 million of end-of-term balloon payments, which are past due. At March 31, 2017, $490 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $663 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $34.7 billion at March 31, 2017, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.54% for first quarter 2017, compared with 3.16% for first quarter 2016.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $60.4 billion at March 31, 2017. The net charge-off rate (annualized) for our automobile portfolio was 1.10% for first quarter 2017, compared with 0.85% for first quarter 2016. The increase in net charge-offs in 2017, compared with 2016, was due to increased loss severities and was consistent with trends in the automobile lending industry.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $39.3 billion at March 31, 2017, and primarily included student and securities-based loans. Our private student loan portfolio totaled $12.5 billion at March 31, 2017. All remaining student loans guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP) were sold as of March 31, 2017. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.60% for first quarter 2017, compared with 1.42% for first quarter 2016.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $698 million from fourth quarter 2016 to $10.7 billion with improvement across our consumer and commercial portfolios. Nonaccrual loans decreased $625 million from fourth quarter 2016 to $9.8 billion reflecting declines across all major commercial asset classes, as well as continued lower consumer real estate nonaccruals. Foreclosed assets of $905 million were down $73 million from fourth quarter 2016.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans are discharged in bankruptcy, regardless of their delinquency status.

Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,898	0.88%	$3,216	0.97%	$3,331	1.03%	$3,464	1.07%
Real estate mortgage	672	0.51	685	0.52	780	0.60	872	0.68
Real estate construction	40	0.16	43	0.18	59	0.25	59	0.25
Lease financing	96	0.50	115	0.60	92	0.49	112	0.59
Total commercial	3,706	0.73	4,059	0.80	4,262	0.86	4,507	0.91
Consumer:
Real estate 1-4 family first mortgage (1)	4,743	1.73	4,962	1.80	5,310	1.91	5,970	2.15
Real estate 1-4 family junior lien mortgage	1,153	2.60	1,206	2.61	1,259	2.62	1,330	2.67
Automobile	101	0.17	106	0.17	108	0.17	111	0.18
Other revolving credit and installment	56	0.14	51	0.13	47	0.12	45	0.11
Total consumer	6,053	1.34	6,325	1.37	6,724	1.45	7,456	1.61
Total nonaccrual loans (2)(3)(4)	9,759	1.02	10,384	1.07	10,986	1.14	11,963	1.25
Foreclosed assets:
Government insured/guaranteed (5)	179		197		282		321
Non-government insured/guaranteed	726		781		738		796
Total foreclosed assets	905		978		1,020		1,117
Total nonperforming assets	$10,664	1.11%	$11,362	1.17%	$12,006	1.25%	$13,080	1.37%
Change in NPAs from prior quarter	$(698)		(644)		(1,074)		(433)

(1)	Includes MHFS of $145 million, $149 million, $150 million, and $155 million at March 31, 2017 and December 31, September 30, and June 30, 2016, respectively.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)
Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA and student loans largely guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP are not placed on nonaccrual status because they are insured or guaranteed. All remaining student loans guaranteed under the FFELP were sold as of March 31, 2017.

(4)	See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(5)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. However, both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosure of certain government guaranteed residential real estate mortgage loans that meet criteria specified by Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, effective as of January 1, 2014 are excluded from this table and included in Accounts Receivable in Other Assets. For more information on the changes in foreclosures for government guaranteed residential real estate mortgage loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K.

Risk Management - Credit Risk Management (continued)

Table 23 provides an analysis of the changes in nonaccrual loans.
Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial nonaccrual loans
Balance, beginning of period	$4,059	4,262	4,507	3,969	2,424
Inflows	945	951	1,180	1,936	2,291
Outflows:
Returned to accruing	(133)	(59)	(80)	(32)	(34)
Foreclosures	(1)	(15)	(1)	(6)	(4)
Charge-offs	(202)	(292)	(290)	(420)	(317)
Payments, sales and other (1)	(962)	(788)	(1,054)	(940)	(391)
Total outflows	(1,298)	(1,154)	(1,425)	(1,398)	(746)
Balance, end of period	3,706	4,059	4,262	4,507	3,969
Consumer nonaccrual loans
Balance, beginning of period	6,325	6,724	7,456	8,265	8,958
Inflows	814	863	868	829	964
Outflows:
Returned to accruing	(428)	(410)	(597)	(546)	(584)
Foreclosures	(81)	(59)	(85)	(85)	(98)
Charge-offs	(151)	(158)	(192)	(167)	(203)
Payments, sales and other (1)	(426)	(635)	(726)	(840)	(772)
Total outflows	(1,086)	(1,262)	(1,600)	(1,638)	(1,657)
Balance, end of period	6,053	6,325	6,724	7,456	8,265
Total nonaccrual loans	$9,759	10,384	10,986	11,963	12,234

(1)	Other outflows include the effects of VIE deconsolidations and adjustments for loans carried at fair value.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2017:

•
96% of total commercial nonaccrual loans and over 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 97% are secured by real estate and 81% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $464 million and $2.1 billion have already been recognized on 15% of commercial nonaccrual loans and 46% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	89% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	$1.6 billion of consumer loans discharged in bankruptcy and classified as nonaccrual were 60 days or less past due, of which $1.4 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under both our proprietary modification programs and the Making Home Affordable (MHA) programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status.

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 24: Foreclosed Assets

(in millions)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Summary by loan segment
Government insured/guaranteed	$179	197	282	321	386
PCI loans:
Commercial	84	91	98	124	142
Consumer	80	75	88	91	97
Total PCI loans	164	166	186	215	239
All other loans:
Commercial	275	287	298	313	357
Consumer	287	328	254	268	297
Total all other loans	562	615	552	581	654
Total foreclosed assets	$905	978	1,020	1,117	1,279
Analysis of changes in foreclosed assets (1)
Balance, beginning of period	$978	1,020	1,117	1,279	1,425
Net change in government insured/guaranteed (2)	(18)	(85)	(39)	(65)	(60)
Additions to foreclosed assets (3)	288	405	261	281	290
Reductions:
Sales	(307)	(296)	(421)	(405)	(390)
Write-downs and gains (losses) on sales	(36)	(66)	102	27	14
Total reductions	(343)	(362)	(319)	(378)	(376)
Balance, end of period	$905	978	1,020	1,117	1,279

(1)
During fourth quarter 2016, we evaluated a population of foreclosed properties that were previously security for FHA insured loans, and made the decision to retain some of the properties as foreclosed real estate, thereby foregoing the FHA insurance claim. Accordingly, the loans for which we decided not to file a claim are reported as additions to foreclosed assets rather than included as net change in government insured/guaranteed foreclosures.

(2)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is generally made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.

(3)	Includes loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at March 31, 2017, included $524 million of foreclosed residential real estate, of which 34% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $381 million has been written down to estimated net realizable value. Of the $905 million in foreclosed assets at March 31, 2017, 51% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial:
Commercial and industrial	$2,484	2,584	2,445	1,951	1,606
Real estate mortgage	1,090	1,119	1,256	1,324	1,364
Real estate construction	73	91	95	106	116
Lease financing	8	6	8	5	6
Total commercial TDRs	3,655	3,800	3,804	3,386	3,092
Consumer:
Real estate 1-4 family first mortgage	13,680	14,134	14,761	15,518	16,299
Real estate 1-4 family junior lien mortgage	2,027	2,074	2,144	2,214	2,261
Credit Card	308	300	294	291	295
Automobile	80	85	89	92	97
Other revolving credit and installment	107	101	93	86	81
Trial modifications	261	299	348	364	380
Total consumer TDRs (1)	16,463	16,993	17,729	18,565	19,413
Total TDRs	$20,118	20,793	21,533	21,951	22,505
TDRs on nonaccrual status	$5,819	6,193	6,429	6,404	6,484
TDRs on accrual status (1)	14,299	14,600	15,104	15,547	16,021
Total TDRs	$20,118	20,793	21,533	21,951	22,505

(1)
TDR loans include $1.5 billion, $1.5 billion, $1.6 billion, $1.7 billion, and $1.8 billion at March 31, 2017 and December 31, September 30, June 30, and March 31, 2016, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.9 billion and $2.2 billion at March 31, 2017, and December 31, 2016, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)" section in our 2016 Form 10-K.

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

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial:
Balance, beginning of quarter	$3,800	3,804	3,386	3,092	2,705
Inflows (1)	642	615	914	797	866
Outflows
Charge-offs	(108)	(120)	(76)	(153)	(124)
Foreclosures	—	(13)	(2)	—	(1)
Payments, sales and other (2)	(679)	(486)	(418)	(350)	(354)
Balance, end of quarter	3,655	3,800	3,804	3,386	3,092
Consumer:
Balance, beginning of quarter	16,993	17,729	18,565	19,413	19,997
Inflows (1)	517	513	542	508	661
Outflows
Charge-offs	(51)	(48)	(65)	(38)	(67)
Foreclosures	(179)	(166)	(230)	(217)	(238)
Payments, sales and other (2)	(779)	(987)	(1,067)	(1,085)	(917)
Net change in trial modifications (3)	(38)	(48)	(16)	(16)	(23)
Balance, end of quarter	16,463	16,993	17,729	18,565	19,413
Total TDRs	$20,118	20,793	21,533	21,951	22,505

(1)	Inflows include loans that modify, even if they resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $4 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarter ended December 31, 2016, while no loans were removed from TDR classification for the quarters ended March 31, 2017 and September 30, June 30, and March 31, 2016.

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

Risk Management - Credit Risk Management (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Loans 90 days or more past due as to interest or principal are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans are not included in past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2017, were down $32 million, or 3%, from December 31, 2016, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.

Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $9.6 billion at March 31, 2017, down from $10.9 billion at December 31, 2016, due to improving credit trends and seasonally lower delinquencies. All remaining student loans guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP were sold as of March 31, 2017.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Total (excluding PCI (1)):	$10,525	11,858	12,068	12,385	13,060
Less: FHA insured/VA guaranteed (2)(3)	9,585	10,883	11,198	11,577	12,233
Less: Student loans guaranteed under the FFELP (4)	—	3	17	20	24
Total, not government insured/guaranteed	$940	972	853	788	803
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$88	28	47	36	24
Real estate mortgage	11	36	4	22	8
Real estate construction	3	—	—	—	2
Total commercial	102	64	51	58	34
Consumer:
Real estate 1-4 family first mortgage (3)	149	175	171	169	167
Real estate 1-4 family junior lien mortgage (3)	42	56	54	52	55
Credit card	453	452	392	348	389
Automobile	79	112	81	64	55
Other revolving credit and installment	115	113	104	97	103
Total consumer	838	908	802	730	769
Total, not government insured/guaranteed	$940	972	853	788	803

(1)	PCI loans totaled $1.8 billion, $2.0 billion, $2.2 billion, $2.4 billion, and $2.7 billion at March 31, 2017, and December 31, September 30, June 30, and March 31, 2016, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)
Represents loans whose repayments are largely guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. All remaining student loans guaranteed under the FFELP were sold as of March 31, 2017.

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Mar 31, 2017		Dec 31, 2016		Sep 30, 2016		Jun 30, 2016		Mar 31, 2016
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$171	0.21%	$256	0.31%	$259	0.32%	$368	0.46%	$273	0.36%
Real estate mortgage	(25)	(0.08)	(12)	(0.04)	(28)	(0.09)	(20)	(0.06)	(29)	(0.10)
Real estate construction	(8)	(0.15)	(8)	(0.13)	(18)	(0.32)	(3)	(0.06)	(8)	(0.13)
Lease financing	5	0.11	15	0.32	2	0.04	12	0.27	1	0.01
Total commercial	143	0.11	251	0.20	215	0.17	357	0.29	237	0.20
Consumer:
Real estate 1-4 family first mortgage	7	0.01	(3)	—	20	0.03	14	0.02	48	0.07
Real estate 1-4 family junior lien mortgage	23	0.21	44	0.38	49	0.40	62	0.49	74	0.57
Credit card	309	3.54	275	3.09	245	2.82	270	3.25	262	3.16
Automobile	167	1.10	166	1.05	137	0.87	90	0.59	127	0.85
Other revolving credit and installment	156	1.60	172	1.70	139	1.40	131	1.32	138	1.42
Total consumer	662	0.59	654	0.56	590	0.51	567	0.49	649	0.57
Total	$805	0.34%	$905	0.37%	$805	0.33%	$924	0.39%	$886	0.38%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for first quarter 2017 and the previous four quarters. Net charge-offs in first quarter 2017 were $805 million (0.34% of average total loans outstanding) compared with $886 million (0.38%) in first quarter 2016.
The decrease in commercial and industrial net charge-offs from first quarter 2016, reflected lower oil and gas portfolio losses and increased recoveries. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs increased from the prior year due to an increase in credit card, automobile and other revolving credit and installment losses, partially offset by a decline in residential real estate net charge-offs.
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

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2016 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Mar 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,339	34%	$4,560	34%	$4,231	33%	$3,506	32%	$3,040	29%
Real estate mortgage	1,280	14	1,320	14	1,264	13	1,576	13	2,157	14
Real estate construction	1,288	3	1,294	2	1,210	3	1,097	2	775	2
Lease financing	235	2	220	2	167	1	198	1	131	1
Total commercial	7,142	53	7,394	52	6,872	50	6,377	48	6,103	46
Consumer:
Real estate 1-4 family first mortgage	1,155	29	1,270	29	1,895	30	2,878	31	4,087	32
Real estate 1-4 family junior lien mortgage	760	5	815	5	1,223	6	1,566	7	2,534	8
Credit card	1,657	3	1,605	4	1,412	4	1,271	4	1,224	3
Automobile	890	6	817	6	529	6	516	6	475	6
Other revolving credit and installment	683	4	639	4	581	4	561	4	548	5
Total consumer	5,145	47	5,146	48	5,640	50	6,792	52	8,868	54
Total	$12,287	100%	$12,540	100%	$12,512	100%	$13,169	100%	$14,971	100%

	Mar 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013
Components:
Allowance for loan losses	$11,168		11,419		11,545		12,319		14,502
Allowance for unfunded credit commitments	1,119		1,121		967		850		469
Allowance for credit losses	$12,287		12,540		12,512		13,169		14,971
Allowance for loan losses as a percentage of total loans	1.17%		1.18		1.26		1.43		1.76
Allowance for loan losses as a percentage of total net charge-offs (1)	342		324		399		418		322
Allowance for credit losses as a percentage of total loans	1.28		1.30		1.37		1.53		1.82
Allowance for credit losses as a percentage of total nonaccrual loans	126		121		110		103		96

(1)	Total net charge-offs are annualized for quarter ended March 31, 2017.

In addition to the allowance for credit losses, there was $585 million at March 31, 2017, and $954 million at December 31, 2016, of nonaccretable difference to absorb losses for PCI loans, which totaled $15.7 billion at March 31, 2017. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Our nonaccrual loans consisted primarily of real estate 1-4 family first and junior lien mortgage loans at March 31, 2017.
The allowance for credit losses decreased $253 million, or 2%, from December 31, 2016, due to a decrease in our commercial allowance reflecting improvement in the oil and gas portfolio, as well as improvement in our residential real estate portfolios, partially offset by increased allowance in the automobile and credit card portfolios. Total provision for credit losses was $605 million in first quarter 2017, compared with $1.1 billion in first quarter 2016, reflecting the same changes mentioned above for the allowance for credit losses.
We believe the allowance for credit losses of $12.3 billion at March 31, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. Approximately $1.0 billion of the allowance at March 31, 2017, was allocated to our oil and gas portfolio, compared with $1.3 billion at December 31, 2016. This represented 8.1% and 8.5% of total oil and gas loans outstanding at March 31, 2017, and December 31, 2016, respectively. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.5 trillion in the residential mortgage loan servicing portfolio at March 31, 2017, 96% was current and less than 1% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 3.98% at March 31, 2017, compared with 4.83% at December 31, 2016. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2017, was $117 million, representing 565 loans, up from a year ago both in number of outstanding loans and in total dollar balances. The increase was due to private investor demands we expect to resolve with minimal repurchase risk.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $222 million at March 31, 2017, and $229 million at December 31, 2016. In first quarter 2017, no provision was necessary, compared with a release of $12 million in first quarter 2016. We incurred net losses on repurchased loans and investor reimbursements totaling $7 million in first quarter 2017, compared with $11 million in first quarter 2016.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $155 million at March 31, 2017, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2016 Form 10-K and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.

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
For additional information about the risks and various settlements related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2016 Form 10-K.

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

We assess interest rate risk by comparing outcomes under various net interest income simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These simulations require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment speeds on loans and investment securities, deposit flows and mix, as well as pricing strategies.
Currently, our profile is such that we project net interest income will benefit modestly from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.
As of March 31, 2017, our most recent simulations estimate net interest income sensitivity over the next two years under a range of both lower and higher interest rates. Measured impacts from standardized ramps (gradual changes) and shocks

(instantaneous changes) are summarized in Table 30, indicating net interest income sensitivity relative to the Company's base net interest income plan. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base scenario in year one, and the full amount of the ramp is held as a constant differential to the base scenario in year two. The following describes the simulation assumptions for the scenarios presented in Table 30:

•	Simulations are dynamic and reflect anticipated growth across assets and liabilities.

•	Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.

•	Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.

•
Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same as in the base scenario across the alternative scenarios. In higher rate scenarios, customer activity that shifts balances into higher-yielding products could reduce expected net interest income.

•	We hold the size of the projected investment securities portfolio constant across scenarios.
Table 30: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(0.9) - (0.4)	1.1 - 1.6	0.8 - 1.3
Key Rates at Horizon End
Fed Funds Target	1.33%	0.33	2.33	3.33
10-year CMT (1)	2.77	1.77	3.77	4.77
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.6) - (1.1)	1.3 - 1.8	1.5 - 2.0
Key Rates at Horizon End
Fed Funds Target	2.09%	1.09	3.09	4.09
10-year CMT (1)	3.46	2.46	4.46	5.46

(1)	U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense is largely driven by mortgage activity, and may move in the opposite direction of our net interest income. Typically, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower interest rates, mortgage activity generally increases. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-

maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2017, and December 31, 2016, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For more information on mortgage banking interest rate and market risk, see the "Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk" section in our 2016 Form 10-K.
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue at recent levels if the spread between short-term and long-term rates decreases or there are other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $14.6 billion at March 31, 2017, and $14.4 billion at December 31, 2016. The weighted-average note rate on our portfolio of loans serviced for others was 4.23% at March 31, 2017, and 4.26% at December 31, 2016. The carrying value of our total MSRs represented 0.87% of mortgage loans serviced for others at March 31, 2017, and 0.85% of mortgage loans serviced for others at December 31, 2016.

MARKET RISK – TRADING ACTIVITIES  The Finance Committee of our Board of Directors reviews the acceptable market risk appetite for our trading activities. We engage in trading activities to accommodate the investment and risk management activities of our customers (which generally comprises a subset of the transactions recorded as trading and derivative assets and liabilities on our balance sheet), and to execute economic hedging to manage certain balance sheet risks. These activities primarily occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. All of our trading assets, and derivative assets and liabilities, (including securities, foreign exchange transactions, and commodity transactions) are carried at fair value. Income earned related to these trading activities include net interest income and changes in fair value related to trading assets and derivative assets and liabilities. Net interest income earned from trading activity is reflected in the interest income and interest expense components of our income statement. Changes in fair value related to trading assets, and derivative assets and liabilities are reflected in net gains on trading activities, a component of noninterest income in our income statement.

Table 31 presents total revenue from trading activities.
Table 31: Net Gains (Losses) from Trading Activities

	Quarter ended March 31,
(in millions)	2017	2016
Interest income (1)	$643	596
Less: Interest expense (2)	92	89
Net interest income	551	507
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	345	219
Economic hedges and other (4)	94	(19)
Total net gains from trading activities	439	200
Total trading-related net interest and noninterest income	$990	707

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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

Asset/Liability Management (continued)

Economic hedges and other  Economic hedges in trading activities are not designated in a hedge accounting relationship and exclude economic hedging related to our asset/liability risk management and mortgage banking risk management activities. Economic hedging activities include the use of trading securities to economically hedge risk exposures related to non-trading activities or derivatives to hedge risk exposures related to trading assets or trading liabilities. Economic hedges are unrelated to our customer accommodation activities. Other activities include financial assets held for investment purposes that we elected to carry at fair value with changes in fair value recorded to earnings in order to mitigate accounting measurement mismatches or avoid embedded derivative accounting complexities.

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
Table 32: Distribution of Daily Trading-Related Revenues
Market Risk Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, commodity prices, mortgage rates, and market liquidity. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.
The Company uses value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. For more information on VaR, see the "Risk Management – Asset/Liability Management – Market Risk – Trading Activities" section in our 2016 Form 10-K.

Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The
Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions classified as trading assets or other liabilities, derivative assets or derivative liabilities on our balance sheet.

Table 33 shows the Company’s Trading General VaR by risk category. As presented in the table, average Company Trading General VaR was $26 million for the quarter ended March 31, 2017, compared with $23 million for the quarter ended

December 31, 2016. The increase was primarily driven by changes in portfolio composition.
Table 33: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2017				December 31, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$27	25	19	30	20	21	14	32
Interest rate	22	18	13	23	13	15	8	23
Equity	10	12	9	17	14	14	13	16
Commodity	1	1	1	2	1	2	1	4
Foreign exchange	1	1	0	1	0	1	0	14
Diversification benefit (1)	(35)	(31)			(25)	(30)
Company Trading General VaR	$26	26			23	23

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

Composition of Material Portfolio of Covered Positions  The positions that are “covered” by the market risk capital rule are generally a subset of our trading assets, and derivative assets and liabilities, specifically those held by the Company for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Positions excluded from market risk regulatory capital treatment are subject to the credit risk capital rules applicable to the “non-covered” trading positions.
The material portfolio of the Company’s “covered” positions is mostly concentrated in the trading assets, and derivative assets and liabilities within Wholesale Banking where the substantial portion of market risk capital resides. Wholesale Banking engages in the fixed income, traded credit, foreign exchange, equities, and commodities markets businesses. Other business segments hold smaller trading positions covered under the market risk capital rule.

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

Asset/Liability Management (continued)

Table 34 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $26 million for the quarter ended March 31, 2017, compared with $29 million for the quarter ended

December 31, 2016. The decrease was primarily driven by changes in portfolio composition.
Table 34: Regulatory 10-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2017				December 31, 2016
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$69	67	52	81	47	49	20	83
Interest rate	47	38	25	50	28	36	21	55
Equity (1)	4	4	1	7	3	4	2	8
Commodity	3	4	2	6	6	9	4	23
Foreign exchange	7	6	4	10	3	4	1	25
Diversification benefit (2)	(103)	(94)			(69)	(75)
Wholesale Regulatory General VaR	$27	25	16	37	18	27	15	49
Company Regulatory General VaR	27	26	17	38	21	29	16	52

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
Table 35 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended March 31, 2017. Incremental Risk Charge uses the higher of the quarterly average or the quarter end result. For first quarter 2017, the required capital for market risk equals the average of the first quarter.

Table 35: Market Risk Regulatory Capital Modeled Components

	Quarter ended March 31, 2017				March 31, 2017
(in millions)	Average	Low	High	Period end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$71	65	76	65	214	2,680
Total Stressed VaR	353	293	400	400	1,058	13,224
Incremental Risk Charge	177	141	214	163	177	2,212

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 36 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at March 31, 2017, and December 31, 2016.
Table 36: Covered Securitization Positions by Exposure Type (Net Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO
March 31, 2017
Securitization exposure:
Securities	$645	277	468	809
Derivatives	3	3	1	(5)
Total	$648	280	469	804
December 31, 2016
Securitization exposure:
Securities	$801	397	911	791
Derivatives	3	4	1	(8)
Total	$804	401	912	783
Securitization Due Diligence and Risk Monitoring The market risk capital rule requires that the Company conduct due diligence on the risk of each securitization position within three days of its purchase. The Company’s due diligence seeks to provide an understanding of the features that would materially affect the performance of a securitization or re-securitization. The due diligence analysis is re-performed on a quarterly basis for each securitization and re-securitization position. The Company uses an automated solution to track the due diligence associated with securitization activity. The Company aims to manage the risks associated with securitization and re-securitization positions through the use of offsetting positions and portfolio diversification.

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
Table 37 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of March 31, 2017, and December 31, 2016. The market RWAs are calculated as the sum of the components in the table below.

Table 37: Market Risk Regulatory Capital and RWAs

	March 31, 2017		December 31, 2016
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$214	2,680	247	3,091
Total Stressed VaR	1,058	13,224	1,135	14,183
Incremental Risk Charge	177	2,212	217	2,710
Securitized Products Charge	569	7,116	561	7,007
Standardized Specific Risk Charge	1,329	16,615	1,357	16,962
De minimis Charges (positions not included in models)	74	912	11	147
Total	$3,421	42,759	3,528	44,100

Asset/Liability Management (continued)

RWA Rollforward  Table 38 depicts the changes in the market risk regulatory capital and RWAs under Basel III for first quarter 2017.
Table 38: Analysis of Changes in Market Risk Regulatory Capital and RWAs

(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2016	$3,528	44,100
Total VaR	(33)	(411)
Total Stressed VaR	(77)	(959)
Incremental Risk Charge	(40)	(498)
Securitized Products Charge	9	109
Standardized Specific Risk Charge	(28)	(346)
De minimis Charges	62	764
Balance, March 31, 2017	$3,421	42,759

The largest contributor to the changes to market risk regulatory capital and RWAs in first quarter 2017 was associated with changes in positions due to normal trading activity.

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
Any observed clean P&L loss in excess of the Total VaR is considered a market risk regulatory capital backtesting exception. The actual number of exceptions (that is, the number of business days for which the clean P&L losses exceed the corresponding 1-day, 99% Total VaR measure) over the preceding 12 months is used to determine the capital multiplier for the capital calculation. The number of actual backtesting exceptions is dependent on current market performance relative to historic market volatility in addition to model performance and assumptions. This capital multiplier increases from a minimum of three to a maximum of four, depending on the number of exceptions. No backtesting exceptions occurred over the preceding 12 months. Backtesting is also performed at line of business levels within the Company.
Table 39 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended March 31, 2017. The Company’s average Total VaR for first quarter 2017 was $35 million with a low of $33 million and a high of $36 million. The increase in Total 1-day VaR in third quarter 2016 was attributable to equity trading activity.

Table 39: Daily Total 1-Day 99% VaR Measure (Rolling 12 Months)

Market Risk Governance, Measurement, Monitoring and Model Risk Management We employ a well-defined and structured market risk governance process and market risk measurement process, which incorporates value-at-risk (VaR) measurements combined with sensitivity analysis and stress testing to help us monitor our market risk. These monitoring measurements require the use of market risk models, which we govern by our Corporate Model Risk policies and procedures. For more information on our governance, measurement, monitoring, and model risk management practices, see the "Risk Management – Asset/Liability Management – Market Risk – Trading Activities" section in our 2016 Form 10-K.

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
In conjunction with the March 2008 initial public offering (IPO) of Visa, Inc. (Visa), we received approximately 20.7 million shares of Visa Class B common stock, the class which was apportioned to member banks of Visa at the time of the IPO. To manage our exposure to Visa and realize the value of the appreciated Visa shares, we incrementally sold these shares through a series of sales over the past few years, thereby eliminating this position as of September 30, 2015. As part of these sales, we agreed to compensate the buyer for any additional contributions to a litigation settlement fund for the litigation matters associated with the Class B shares we sold. Our exposure to this retained litigation risk has been updated quarterly and is reflected on our balance sheet. For additional information about the associated litigation matters, see the "Interchange Litigation" section in Note 15 (Legal Actions) to Financial Statements in our 2016 Form 10-K as supplemented by Note 11 (Legal Actions) to Financial Statements in our 2017 Quarterly Reports on
Form 10-Q.
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
Table 40 provides information regarding our marketable and nonmarketable equity investments as of March 31, 2017, and December 31, 2016.

Asset/Liability Management (continued)

Table 40: Nonmarketable and Marketable Equity Investments

(in millions)	Mar 31, 2017	Dec 31, 2016
Nonmarketable equity investments:
Cost method:
Federal bank stock	$6,185	6,407
Private equity	1,484	1,465
Auction rate securities	453	525
Total cost method	8,122	8,397
Equity method:
LIHTC (1)	9,624	9,714
Private equity	3,620	3,635
Tax-advantaged renewable energy	2,013	2,054
New market tax credit and other	277	305
Total equity method	15,534	15,708
Fair value (2)	3,780	3,275
Total nonmarketable equity investments (3)	$27,436	27,380
Marketable equity securities:
Cost	$675	706
Net unrealized gains	450	505
Total marketable equity securities (4)	$1,125	1,211

(1)	Represents low income housing tax credit investments.

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

Liquidity Standards On September 3, 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions with total assets greater than $10 billion. In addition, the FRB finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo, and has finalized a rule that requires large bank holding companies to publicly disclose on a quarterly basis beginning April 1, 2017, certain quantitative and qualitative information regarding their LCR calculations.
The FRB, OCC and FDIC have proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable funding in relation to their assets, derivative exposures and commitments over a one-year horizon period. As proposed, the rule would become effective on January 1, 2018.

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
Table 41: Primary Sources of Liquidity

	March 31, 2017			December 31, 2016
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$227,635	—	227,635	$200,671	—	200,671
Securities of U.S. Treasury and federal agencies	69,779	1,067	68,712	70,898	1,160	69,738
Mortgage-backed securities of federal agencies (1)	209,848	43,957	165,891	205,655	52,672	152,983
Total	$507,262	45,024	462,238	$477,224	53,832	423,392

(1)	Included in encumbered securities at March 31, 2017, were securities with a fair value of $814 million which were purchased in March 2017, but settled in April 2017.

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
Deposits have historically provided a sizeable source of relatively low-cost funds. Deposits were 138% of total loans at March 31, 2017 and 135% at December 31, 2016. Additional

funding is provided by long-term debt and short-term borrowings.
Table 42 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 42: Short-Term Borrowings

	Quarter ended
(in millions)	Mar 31 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$76,366	78,124	108,468	104,812	92,875
Commercial paper	10	120	123	154	519
Other short-term borrowings	18,495	18,537	16,077	15,292	14,309
Total	$94,871	96,781	124,668	120,258	107,703
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$79,942	107,271	101,252	97,702	93,502
Commercial paper	51	121	137	326	442
Other short-term borrowings	18,556	17,306	14,839	13,820	13,913
Total	$98,549	124,698	116,228	111,848	107,857
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$81,284	109,645	108,468	104,812	98,718
Commercial paper (2)	78	121	138	451	519
Other short-term borrowings (3)	19,439	18,537	16,077	15,292	14,593

(1)	Highest month-end balance in each of the last five quarters was in February 2017, October, September, June and February 2016.

(2)	Highest month-end balance in each of the last five quarters was in January 2017, November, July, April and March 2016.

(3)	Highest month-end balance in each of the last five quarters was in February 2017, December, September, June and February 2016.
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $256.5 billion at March 31, 2017, increased $1.4 billion from December 31, 2016. We issued $13.2 billion of long-term debt in first quarter 2017. Table 43 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2017 and the following years thereafter, as of March 31, 2017.
Table 43: Maturity of Long-Term Debt

	March 31, 2017
(in millions)	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$11,753	8,037	6,566	13,036	17,603	57,540	114,535
Subordinated notes	—	556	—	—	—	26,049	26,605
Junior subordinated notes	—	—	—	—	—	1,640	1,640
Total long-term debt - Parent	$11,753	8,593	6,566	13,036	17,603	85,229	142,780
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$9,328	26,156	30,881	11,010	10,237	165	87,777
Subordinated notes	1,337	—	—	—	—	5,328	6,665
Junior subordinated notes	—	—	—	—	—	335	335
Securitizations and other bank debt	3,991	1,604	558	473	126	8,673	15,425
Total long-term debt - Bank	$14,656	27,760	31,439	11,483	10,363	14,501	110,202
Other consolidated subsidiaries
Senior notes	$—	761	1,136	—	972	389	3,258
Junior subordinated notes	—	—	—	—	—	155	155
Securitizations and other bank debt	—	73	—	—	—	—	73
Total long-term debt - Other consolidated subsidiaries	$—	834	1,136	—	972	544	3,486
Total long-term debt	$26,409	37,187	39,141	24,519	28,938	100,274	256,468

Asset/Liability Management (continued)

Parent Under SEC rules, our Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. In February 2017, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of March 31, 2017, the Parent was authorized by the Board to issue $50 billion in outstanding short-term debt and $180 billion in outstanding long-term debt. The Parent’s short-term debt issuance authority granted by the Board is limited to debt issued to affiliates, while the Parent’s long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At March 31, 2017, the Parent had available $30.7 billion in short-term debt issuance authority and $29.6 billion in long-term debt issuance authority. During first quarter 2017, the Parent issued $10.2 billion of senior notes, of which $7.2 billion were registered with the SEC. Additionally, in April 2017, the Parent issued $1.8 billion of senior notes, of which $1.7 billion were registered with the SEC.
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

Wells Fargo Bank, N.A. As of March 31, 2017, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $125 billion in outstanding long-term debt and had available $99.7 billion in short-term debt issuance authority and $30.6 billion in long-term debt issuance authority. In April 2017, the board of directors of Wells Fargo Bank, N.A. increased the authorized amount of long-term debt that can be outstanding from $125 billion to $175 billion. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2017, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $36.0 billion in long-term senior or subordinated notes. During the first quarter of 2017, Wells Fargo Bank, N.A. issued $530 million of unregistered senior notes, none of which were issued under the bank note program. In addition, during the first quarter of 2017, Wells Fargo Bank, N.A. executed advances of $2.5 billion with the Federal Home Loan Bank of Des Moines, and as of March 31, 2017, Wells Fargo Bank, N.A. had outstanding advances of $71.6 billion across the Federal Home Loan Bank System. In addition, in April 2017, Wells Fargo Bank, N.A. executed $6.0 billion of Federal Home Loan Bank advances.

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
There were no significant actions undertaken by any of the rating agencies with regard to our ratings during first quarter 2017. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
See the "Risk Factors" section in our 2016 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 12 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2017, are presented in Table 44.
Table 44: Credit Ratings as of March 31, 2017

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

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $3.0 billion from December 31, 2016, predominantly from Wells Fargo net income of $5.5 billion, less common and preferred stock dividends of $2.3 billion. During first quarter 2017, we issued 33.7 million shares of common stock. In addition, in April 2017, we issued approximately 28 million Depositary Shares, each representing a 1/1,000th interest in a share of the Company’s newly issued Non-Cumulative Perpetual Class A Preferred Stock, Series Y, for an aggregate public offering price of approximately $700 million. During first quarter 2017, we repurchased 53.1 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.9 billion. We also entered into a $750 million forward repurchase contract with an unrelated third party in April 2017 that is expected to settle in third quarter 2017 for approximately 14 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the Basel Committee on Banking Supervision (BCBS). The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.0%, comprised of a 4.5% minimum requirement plus a capital conservation buffer of 2.5% and for us, as a global systemically important bank (G-SIB), a capital surcharge to be calculated annually, which is 2.0% based on our year-end 2015 data;

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
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2015 data, our 2017 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 11.23% exceeded the minimum of 9.0% by 223 basis points at March 31, 2017.
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

Capital Management (continued)

Table 45 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at March 31, 2017 and December 31, 2016. As of March 31, 2017, our CET1 and tier 1 capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 45: Capital Components and Ratios (Fully Phased-In) (1)

		March 31, 2017				December 31, 2016
(in millions)		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)	$148,743		148,743		146,424		146,424
Tier 1 Capital	(B)	171,446		171,446		169,063		169,063
Total Capital	(C)	202,922		212,811		200,344		210,796
Risk-Weighted Assets	(D)	1,275,820		1,324,487		1,298,688		1,358,933
Common Equity Tier 1 Capital Ratio	(A)/(D)	11.66%		11.23	*	11.27		10.77	*
Tier 1 Capital Ratio	(B)/(D)	13.44		12.94	*	13.02		12.44	*
Total Capital Ratio	(C)/(D)	15.91	*	16.07		15.43	*	15.51
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

Table 46 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at March 31, 2017 and December 31, 2016.

Table 46: Risk-Based Capital Calculation and Components

		March 31, 2017		December 31, 2016
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$202,489	202,489	200,497	200,497
Adjustments:
Preferred stock		(25,501)	(25,501)	(24,551)	(24,551)
Additional paid-in capital on ESOP preferred stock		(157)	(157)	(126)	(126)
Unearned ESOP shares		2,546	2,546	1,565	1,565
Noncontrolling interests		(989)	(989)	(916)	(916)
Total common stockholders' equity		178,388	178,388	176,469	176,469
Adjustments:
Goodwill		(26,666)	(26,666)	(26,693)	(26,693)
Certain identifiable intangible assets (other than MSRs)		(2,449)	(2,449)	(2,723)	(2,723)
Other assets (1)		(2,121)	(2,121)	(2,088)	(2,088)
Applicable deferred taxes (2)		1,698	1,698	1,772	1,772
Investment in certain subsidiaries and other		(107)	(107)	(313)	(313)
Common Equity Tier 1 (Fully Phased-In)		148,743	148,743	146,424	146,424
Effect of Transition Requirements		1,117	1,117	2,361	2,361
Common Equity Tier 1 (Transition Requirements)		$149,860	149,860	148,785	148,785

Common Equity Tier 1 (Fully Phased-In)		$148,743	148,743	146,424	146,424
Preferred stock		25,501	25,501	24,551	24,551
Additional paid-in capital on ESOP preferred stock		157	157	126	126
Unearned ESOP shares		(2,546)	(2,546)	(1,565)	(1,565)
Other		(409)	(409)	(473)	(473)
Total Tier 1 capital (Fully Phased-In)	(A)	171,446	171,446	169,063	169,063
Effect of Transition Requirements		1,097	1,097	2,301	2,301
Total Tier 1 capital (Transition Requirements)		$172,543	172,543	171,364	171,364

Total Tier 1 capital (Fully Phased-In)		$171,446	171,446	169,063	169,063
Long-term debt and other instruments qualifying as Tier 2		29,350	29,350	29,465	29,465
Qualifying allowance for credit losses (3)		2,398	12,287	2,088	12,540
Other		(272)	(272)	(272)	(272)
Total Tier 2 capital (Fully Phased-In)	(B)	31,476	41,365	31,281	41,733
Effect of Transition Requirements		1,250	1,250	1,780	1,780
Total Tier 2 capital (Transition Requirements)		$32,726	42,615	33,061	43,513

Total qualifying capital (Fully Phased-In)	(A)+(B)	$202,922	212,811	200,344	210,796
Total Effect of Transition Requirements		2,347	2,347	4,081	4,081
Total qualifying capital (Transition Requirements)		$205,269	215,158	204,425	214,877

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$934,824	1,281,728	960,763	1,314,833
Market risk		42,759	42,759	44,100	44,100
Operational risk		298,237	N/A	293,825	N/A
Total RWAs (Fully Phased-In)		$1,275,820	1,324,487	1,298,688	1,358,933
Credit risk		$909,634	1,257,964	936,664	1,292,098
Market risk		42,759	42,759	44,100	44,100
Operational risk		298,237	N/A	293,825	N/A
Total RWAs (Transition Requirements)		$1,250,630	1,300,723	1,274,589	1,336,198

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

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

Capital Management (continued)

Table 47 presents the changes in Common Equity Tier 1 under the Advanced Approach for the quarter ended March 31, 2017.

Table 47: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2016	$146,424
Net income	5,056
Common stock dividends	(1,903)
Common stock issued, repurchased, and stock compensation-related items	(1,195)
Goodwill	27
Certain identifiable intangible assets (other than MSRs)	275
Other assets (1)	(34)
Applicable deferred taxes (2)	(74)
Investment in certain subsidiaries and other	167
Change in Common Equity Tier 1	2,319
Common Equity Tier 1 (Fully Phased-In) at March 31, 2017	$148,743

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 48 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the quarter ended March 31, 2017.

Table 48: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2016	$1,298,688	1,358,933
Net change in credit risk RWAs	(25,939)	(33,105)
Net change in market risk RWAs	(1,341)	(1,341)
Net change in operational risk RWAs	4,412	N/A
Total change in RWAs	(22,868)	(34,446)
RWAs (Fully Phased-In) at March 31, 2017	1,275,820	1,324,487
Effect of Transition Requirements	(25,190)	(23,764)
RWAs (Transition Requirements) at March 31, 2017	$1,250,630	1,300,723

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
Table 49 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 49: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016
Total equity		$202,489	200,497	198,504	201,767	201,247	196,586
Adjustments:
Preferred stock		(25,501)	(24,551)	(24,051)	(25,163)	(24,579)	(23,963)
Additional paid-in capital on ESOP preferred stock		(157)	(126)	(182)	(146)	(128)	(201)
Unearned ESOP shares		2,546	1,565	2,271	2,198	1,596	2,509
Noncontrolling interests		(989)	(916)	(1,008)	(957)	(928)	(904)
Total common stockholders' equity	(A)	178,388	176,469	175,534	177,699	177,208	174,027
Adjustments:
Goodwill		(26,666)	(26,693)	(27,003)	(26,673)	(26,713)	(26,069)
Certain identifiable intangible assets (other than MSRs)		(2,449)	(2,723)	(3,814)	(2,588)	(2,871)	(3,407)
Other assets (1)		(2,121)	(2,088)	(2,023)	(2,095)	(2,175)	(2,065)
Applicable deferred taxes (2)		1,698	1,772	1,985	1,722	1,785	2,014
Tangible common equity	(B)	$148,850	146,737	144,679	148,065	147,234	144,500
Common shares outstanding	(C)	4,996.7	5,016.1	5,075.9	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$5,056	4,872	5,085
Book value per common share	(A)/(C)	$35.70	35.18	34.58	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	29.79	29.25	28.50	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.54%	10.94	11.75
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.85	13.16	14.15

(1)	Represents goodwill and other intangibles on nonmarketable equity investments, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Quarter ended net income applicable to common stock is annualized for the respective ROE and ROTCE ratios.

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At March 31, 2017, our SLR for the Company was 7.7% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 50 for information regarding the calculation and components of the SLR.
Table 50: Fully Phased-In SLR

(in millions, except ratio)	March 31, 2017
Tier 1 capital	$171,446
Total average assets	1,931,041
Less: deductions from Tier 1 capital	30,189
Total adjusted average assets	1,900,852
Adjustments:
Derivative exposures	68,025
Repo-style transactions	3,093
Other off-balance sheet exposures	248,810
Total adjustments	319,928
Total leverage exposure	$2,220,780
Supplementary leverage ratio	7.7%
OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which become effective on January 1, 2019, U.S. G-SIBs will be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs will be required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that will be added to the 18% minimum and (ii) an external

TLAC leverage buffer equal to 2.0% of total leverage exposure that will be added to the 7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules will also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules will impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will be required to issue additional long-term debt.
In addition, as discussed in the “Risk Management – Asset/ Liability Management – Liquidity and Funding – Liquidity Standards” section in this Report, federal banking regulators have issued a final rule regarding the U.S. implementation of the Basel III LCR and a proposed rule regarding the NSFR.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10%, which includes a 2% G-SIB surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors.
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
Our 2017 capital plan, which was submitted on April 4, 2017, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2017 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank Act, and the related CCAR results taking into account the Company’s proposed capital actions, by June 30, 2017.
Federal banking regulators require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB, and disclosed a summary of the results in November 2016.

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
In January 2016, the Board authorized the repurchase of 350 million shares of our common stock. At March 31, 2017, we had remaining authority to repurchase approximately 214 million shares, subject to regulatory and legal conditions. For more information about share repurchases during first quarter 2017, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At March 31, 2017, there were 29,846,894 warrants outstanding, exercisable at $33.787 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Matters
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the "Regulatory Matters" and "Risk Factors" sections in our 2016 Form 10-K.

REGULATION OF CONSUMER FINANCIAL PRODUCTS The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect them from hidden fees and unfair or abusive practices. With respect to residential mortgage lending, the CFPB issued a number of final rules implementing new origination, notification, disclosure and other requirements, as well as additional limitations on the fees and charges that may be increased from the estimates provided by lenders. In October 2015, the CFPB finalized amendments to the rule implementing the Home Mortgage Disclosure Act, resulting in a significant expansion of the data points lenders will be required to collect beginning January 1, 2018 and report to the CFPB beginning January 1, 2019. The CFPB also expanded the transactions covered by the rule and increased the reporting frequency from annual to quarterly for large volume lenders, such as Wells Fargo, beginning January 1, 2020. With respect to other financial products, in October 2016, the CFPB finalized rules, most of which become effective on April 1, 2018, to make prepaid cards subject to similar consumer protections as those provided by more traditional debit and credit cards such as fraud protection and expanded access to account information.
In addition to these rulemaking activities, the CFPB is continuing its on-going supervisory examination activities of the financial services industry with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, student lending activities, and automobile finance. At this time, the Company cannot predict the full impact of the CFPB’s rulemaking and supervisory authority on our business practices or financial results.

"LIVING WILL" REQUIREMENTS AND RELATED MATTERS
Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills”, that would facilitate their resolution in the event of material distress or failure. Under the rules, resolution plans are required to provide strategies for resolution under the Bankruptcy Code and other applicable insolvency regimes that can be accomplished in a reasonable period of time and in a manner that mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. On December 13, 2016, the FRB and FDIC notified us that they had jointly determined that our 2016 resolution plan submission did not adequately remedy two of the three deficiencies identified by the FRB and FDIC in our 2015 resolution plan. We were required to remedy the two deficiencies in a revised submission that we provided to the FRB and FDIC on March 31, 2017 (the “Revised Submission”). On April 24, 2017, the FRB and FDIC announced that the Revised Submission had adequately remedied the remaining deficiencies. We must submit our 2017 resolution plan to the FRB and FDIC by July 1, 2017. If the FRB and FDIC determine that our 2017 resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB and FDIC ultimately determine that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations.
We must also prepare and submit to the FRB on an annual basis a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. Our insured national bank subsidiary, Wells Fargo Bank, N.A., must also prepare and submit to the OCC a recovery plan that sets forth the bank’s plan to remain a going concern when the bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determine that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.
If Wells Fargo were to fail, it may be resolved in a bankruptcy proceeding or, if certain conditions are met, under the resolution regime created by the Dodd-Frank Act known as the “orderly liquidation authority.” The orderly liquidation authority allows for the appointment of the FDIC as receiver for a systemically important financial institution that is in default or in danger of default if, among other things, the resolution of the institution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States. If the FDIC is appointed as receiver for Wells Fargo & Company (the “Parent”), then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of our security holders. The FDIC’s orderly liquidation authority requires that security holders of a company in receivership bear all losses before U.S. taxpayers are exposed to any losses, and allows the FDIC to disregard the strict priority of creditor claims under the U.S. Bankruptcy Code in certain circumstances.
Whether under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority, Wells Fargo could be resolved using a “multiple point of entry” strategy, in which the Parent and one or more of its subsidiaries would each undergo separate resolution proceedings, or a “single point of entry” strategy, in which the Parent would likely be the only material legal entity to enter resolution proceedings. The FDIC has announced that a single point of entry strategy may be a desirable strategy under its implementation of the orderly liquidation authority, but not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.
To facilitate the orderly resolution of systemically important financial institutions in case of material distress or failure, federal banking regulations require that institutions, such as Wells Fargo, maintain a minimum amount of equity and unsecured debt to absorb losses and recapitalize operating subsidiaries. Federal banking regulators have also required measures to facilitate the continued operation of operating subsidiaries notwithstanding the failure of their parent companies, such as limitations on parent guarantees, and have issued guidance encouraging institutions to take legally binding measures to provide capital and liquidity resources to certain subsidiaries in order to facilitate an orderly resolution. In response to the regulators’ guidance and to facilitate the implementation of the Company’s preferred “multiple point of entry” resolution strategy, the Board has authorized the Parent to enter into a support agreement (the “Support Agreement”) with an intermediate holding company (“IHC”) and certain of the Parent’s material subsidiaries in anticipation of the Parent’s resolution plan submission to be filed by July 1, 2017. Pursuant to the Support Agreement, the Parent would transfer a substantial portion of its assets to the IHC upon entering into the Support Agreement and would contribute certain additional assets to the IHC from time to time. The IHC would be obligated to use those assets to provide capital and/or liquidity to Wells Fargo Bank, N.A., Wells Fargo Securities, LLC (“WFS”) and Wells Fargo Capital Services, LLC (“WFCS”) in the event of our material financial distress or failure, including through repurchase facilities with WFS and WFCS under which the IHC would provide liquidity in exchange for securities. Under the Support Agreement, the IHC would also provide funding and liquidity to the Parent through a subordinated note and a committed line of credit. If certain liquidity and/or capital metrics fall below defined triggers, the subordinated note would be forgiven and the committed line of credit would terminate, which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The obligations of both the Parent and the IHC under the Support Agreement are expected to be secured pursuant to a security agreement.

DEPARTMENT OF LABOR ERISA FIDUCIARY STANDARD In April 2016, the U.S. Department of Labor adopted a rule under the Employee Retirement Income Security Act of 1974 (ERISA) that, among other changes and subject to certain exceptions, will as of the current applicability date of June 9, 2017 make anyone, including broker-dealers, providing investment advice to retirement investors a fiduciary who must act in the best interest of clients when providing investment advice for direct or indirect compensation to a retirement plan, to a plan fiduciary, participant or beneficiary, or to an investment retirement account (IRA) or IRA holder. The rule may impact the manner in which business is conducted with retirement investors and affect product offerings with respect to retirement plans and IRAs.

COMMUNITY REINVESTMENT ACT (CRA) RATING In March 2017, we announced that the OCC had downgraded our most recent CRA rating, which covers the years 2009-2012, to "Needs to Improve" due to previously issued regulatory consent orders. A “Needs to Improve” rating imposes regulatory restrictions and limitations on certain of the Company’s nonbank activities, including its ability to engage in certain nonbank mergers and acquisitions or undertake new financial in nature activities, and CRA performance is taken into account by regulators in reviewing applications to establish bank branches and for approving proposed bank mergers and acquisitions. The rating also results in the loss of expedited processing of applications to undertake certain activities, and requires the Company to receive prior regulatory approval for certain activities, including to issue or prepay certain subordinated debt obligations, open or relocate bank branches, or make certain public welfare investments. In addition, a “Needs to Improve” rating could have an impact on the Company’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;

•	PCI loans;

•	the valuation of residential MSRs;

•	the fair value of financial instruments; and

•	income taxes.

Management and the Board's Audit and Examination Committee have reviewed and approved these critical accounting policies. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K.

Current Accounting Developments
Table 51 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 51: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The Update changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date.

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our investment securities portfolio includes holdings of callable debt securities. We are evaluating the impact of the Update on our consolidated financial statements, which will be affected by our investments in callable debt securities carried at a premium at the time of adoption.

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

The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the Update on our consolidated financial statements. We expect the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments with an anticipated material impact from longer duration portfolios, as well as the addition of an allowance for debt securities. The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2016-02 – Leases (Topic 842)
The Update requires lessees to recognize leases on the balance sheet with lease liabilities and corresponding right-of-use assets based on the present value of lease payments. Lessor accounting activities are largely unchanged from existing lease accounting. The Update also eliminates leveraged lease accounting but allows existing leveraged leases to continue their current accounting until maturity, termination or modification.

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started our implementation of the Update which has included an initial evaluation of our leasing contracts and activities. As a lessee we are developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2016 future minimum lease payments were $6.9 billion). We do not expect a material change to the timing of expense recognition. Given the limited changes to lessor accounting, we do not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the Update.

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

We expect to adopt the guidance in first quarter 2018 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for changes related to nonmarketable equity investments, which is applied prospectively. We expect the primary accounting changes will relate to our equity investments.
Our investments in marketable equity securities that are classified as available-for-sale will be accounted for at fair value with unrealized gains or losses reflected in earnings. Our investments in nonmarketable equity investments accounted for under the cost method of accounting (except for Federal Bank Stock) will be accounted for either at fair value with unrealized gains and losses reflected in earnings or, if we elect, using an alternative method. The alternative method is similar to the cost method of accounting, except that the carrying value is adjusted (through earnings) for subsequent observable transactions in the same or similar investment. We are currently evaluating which method will be applied to these nonmarketable equity investments.
Additionally, for purposes of disclosing the fair value of loans carried at amortized cost, we are evaluating our valuation methods to determine the necessary changes to conform to an “exit price” notion as required by the Standard. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates
The Update modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The Update also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations.

We will adopt the guidance in first quarter 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Our revenue is balanced between net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues will not be affected. We have performed an assessment of our revenue contracts as well as worked with industry participants on matters of interpretation and application. We expect our accounting policies will not change materially since the principles of revenue recognition from the Update are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on changes to guidance applied by broker-dealers, we expect a minor change to the presentation of our broker-dealer’s costs for underwriting activities which will be presented in expenses rather than the current presentation against the related revenues. We are evaluating our disclosures and may provide additional disaggregation of revenues as a result of adoption of the Update. Our evaluations are not final and we continue to assess the impact of the Update on our revenue contracts.

In addition to the list above, the following updates are applicable to us but, subject to completion of our assessment, are not expected to have a material impact on our consolidated financial statements:

•	ASU 2017-04 –Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•
ASU 2017-03 –Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

•	ASU 2017-01 –Business Combinations (Topic 805): Clarifying the Definition of a Business

•	ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

•	ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

We have determined that other existing accounting updates are either not applicable to us or have completed our assessment and determined will not have a material impact on our consolidated financial statements.

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

•	reputational damage from negative publicity, protests, fines, penalties and other negative consequences from regulatory violations and legal actions;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board; and

•	the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.
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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2016 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2017, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2017	2016
Interest income
Trading assets	$643	596
Investment securities	2,675	2,262
Mortgages held for sale	184	161
Loans held for sale	1	2
Loans	10,141	9,577
Other interest income	582	374
Total interest income	14,226	12,972
Interest expense
Deposits	537	307
Short-term borrowings	114	67
Long-term debt	1,183	842
Other interest expense	92	89
Total interest expense	1,926	1,305
Net interest income	12,300	11,667
Provision for credit losses	605	1,086
Net interest income after provision for credit losses	11,695	10,581
Noninterest income
Service charges on deposit accounts	1,313	1,309
Trust and investment fees	3,570	3,385
Card fees	945	941
Other fees	865	933
Mortgage banking	1,228	1,598
Insurance	277	427
Net gains from trading activities	439	200
Net gains on debt securities (1)	36	244
Net gains from equity investments (2)	403	244
Lease income	481	373
Other	145	874
Total noninterest income	9,702	10,528
Noninterest expense
Salaries	4,261	4,036
Commission and incentive compensation	2,725	2,645
Employee benefits	1,686	1,526
Equipment	577	528
Net occupancy	712	711
Core deposit and other intangibles	289	293
FDIC and other deposit assessments	333	250
Other	3,209	3,039
Total noninterest expense	13,792	13,028
Income before income tax expense	7,605	8,081
Income tax expense	2,057	2,567
Net income before noncontrolling interests	5,548	5,514
Less: Net income from noncontrolling interests	91	52
Wells Fargo net income	$5,457	5,462
Less: Preferred stock dividends and other	401	377
Wells Fargo net income applicable to common stock	$5,056	5,085
Per share information
Earnings per common share	$1.01	1.00
Diluted earnings per common share	1.00	0.99
Dividends declared per common share	0.380	0.375
Average common shares outstanding	5,008.6	5,075.7
Diluted average common shares outstanding	5,070.4	5,139.4

(1)
Total other-than-temporary impairment (OTTI) losses were $43 million and $76 million for first quarter 2017 and 2016, respectively. Of total OTTI, losses of $52 million and $65 million were recognized in earnings, and losses (reversal of losses) of $(9) million and $11 million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2017 and 2016, respectively.

(2)	Includes OTTI losses of $77 million and $133 million for first quarter 2017 and 2016, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended Mar 31,
(in millions)	2017	2016
Wells Fargo net income	$5,457	5,462
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains arising during the period	369	795
Reclassification of net gains to net income	(145)	(304)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(133)	1,999
Reclassification of net gains on cash flow hedges to net income	(202)	(256)
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(7)	(8)
Amortization of net actuarial loss, settlements and other to net income	38	37
Foreign currency translation adjustments:
Net unrealized gains arising during the period	16	43
Other comprehensive income (loss), before tax	(64)	2,306
Income tax (expense) benefit related to other comprehensive income	37	(857)
Other comprehensive income (loss), net of tax	(27)	1,449
Less: Other comprehensive income (loss) from noncontrolling interests	14	(28)
Wells Fargo other comprehensive income (loss), net of tax	(41)	1,477
Wells Fargo comprehensive income	5,416	6,939
Comprehensive income from noncontrolling interests	105	24
Total comprehensive income	$5,521	6,963

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2017	Dec 31, 2016
Assets	(Unaudited)
Cash and due from banks	$19,698	20,729
Federal funds sold, securities purchased under resale agreements and other short-term investments	308,747	266,038
Trading assets	80,326	74,397
Investment securities:
Available-for-sale, at fair value	299,530	308,364
Held-to-maturity, at cost (fair value $107,629 and $99,155)	108,030	99,583
Mortgages held for sale (includes $14,018 and $22,042 carried at fair value) (1)	17,822	26,309
Loans held for sale	253	80
Loans (includes $505 and $758 carried at fair value) (1)	958,405	967,604
Allowance for loan losses	(11,168)	(11,419)
Net loans	947,237	956,185
Mortgage servicing rights:
Measured at fair value	13,208	12,959
Amortized	1,402	1,406
Premises and equipment, net	8,320	8,333
Goodwill	26,666	26,693
Derivative assets	12,564	14,498
Other assets (includes $3,780 and $3,275 carried at fair value) (1)	107,761	114,541
Total assets (2)	$1,951,564	1,930,115
Liabilities
Noninterest-bearing deposits	$365,780	375,967
Interest-bearing deposits	959,664	930,112
Total deposits	1,325,444	1,306,079
Short-term borrowings	94,871	96,781
Derivative liabilities	12,461	14,492
Accrued expenses and other liabilities	59,831	57,189
Long-term debt	256,468	255,077
Total liabilities (3)	1,749,075	1,729,618
Equity
Wells Fargo stockholders' equity:
Preferred stock	25,501	24,551
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,585	60,234
Retained earnings	136,032	133,075
Cumulative other comprehensive income	(3,178)	(3,137)
Treasury stock – 485,076,875 shares and 465,702,148 shares	(24,030)	(22,713)
Unearned ESOP shares	(2,546)	(1,565)
Total Wells Fargo stockholders' equity	201,500	199,581
Noncontrolling interests	989	916
Total equity	202,489	200,497
Total liabilities and equity	$1,951,564	1,930,115

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at March 31, 2017, and December 31, 2016, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $128 million and $168 million; Federal funds sold, securities purchased under resale agreements and other short-term investments, $485 million and $74 million; Trading assets, $126 million and $130 million; Investment securities, $0 million at both period ends; Net loans, $13.1 billion and $12.6 billion; Derivative assets, $1 million and $1 million; Other assets, $361 million and $452 million; and Total assets, $14.2 billion and $13.4 billion, respectively.

(3)
Our consolidated liabilities at March 31, 2017, and December 31, 2016, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $30 million and $33 million; Accrued expenses and other liabilities, $103 million and $107 million; Long-term debt, $3.6 billion and $3.7 billion; and Total liabilities, $3.8 billion at both period ends, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2015	11,259,917	$22,214	5,092,128,810	$9,136
Cumulative effect from change in consolidation accounting (1)
Balance January 1, 2016	11,259,917	$22,214	5,092,128,810	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			28,984,457
Common stock repurchased			(51,674,544)
Preferred stock issued to ESOP	1,150,000	1,150
Preferred stock released by ESOP
Preferred stock converted to common shares	(312,927)	(313)	6,464,167
Common stock warrants repurchased/exercised
Preferred stock issued	40,000	1,000
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	877,073	1,837	(16,225,920)	—
Balance March 31, 2016	12,136,990	$24,051	5,075,902,890	$9,136
Balance January 1, 2017	11,532,712	$24,551	5,016,109,326	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			33,699,497
Common stock repurchased			(53,074,224)
Preferred stock issued to ESOP	950,000	950
Preferred stock released by ESOP
Preferred stock converted to common shares	—	—	—
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation (2)
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	950,000	950	(19,374,727)	—
Balance March 31, 2017	12,482,712	$25,501	4,996,734,599	$9,136

(1)
Effective January 1, 2016, we adopted changes in consolidation accounting pursuant to ASU 2015-02 (Amendments to the Consolidation Analysis). Accordingly, we recorded a $121 million increase to beginning noncontrolling interests as a cumulative-effect adjustment.

(2)
Effective January 1, 2017, we adopted Accounting Standards Update 2016-09 (Improvements to Employee Share-Based Payment Accounting). Accordingly, tax benefit from stock incentive compensation is reported in income tax expense in the consolidated statement of income.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,714	120,866	297	(18,867)	(1,362)	192,998	893	193,891
						121	121
60,714	120,866	297	(18,867)	(1,362)	192,998	1,014	194,012
	5,462				5,462	52	5,514
		1,477			1,477	(28)	1,449
1					1	(30)	(29)
(160)	(140)		1,379		1,079		1,079
500			(2,529)		(2,029)		(2,029)
99				(1,249)	—		—
(27)				340	313		313
1			312		—		—
—					—		—
(25)					975		975
15	(1,919)				(1,904)		(1,904)
	(378)				(378)		(378)
149					149		149
369					369		369
(1,034)			18		(1,016)		(1,016)
(112)	3,025	1,477	(820)	(909)	4,498	(6)	4,492
60,602	123,891	1,774	(19,687)	(2,271)	197,496	1,008	198,504
60,234	133,075	(3,137)	(22,713)	(1,565)	199,581	916	200,497
	5,457				5,457	91	5,548
		(41)			(41)	14	(27)
2					2	(32)	(30)
3	(184)		1,587		1,406		1,406
750			(2,925)		(2,175)		(2,175)
31				(981)	—		—
—				—	—		—
—			—		—		—
(44)					(44)		(44)
—					—		—
12	(1,915)				(1,903)		(1,903)
	(401)				(401)		(401)
—					—		—
389					389		389
(792)			21		(771)		(771)
351	2,957	(41)	(1,317)	(981)	1,919	73	1,992
60,585	136,032	(3,178)	(24,030)	(2,546)	201,500	989	202,489

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income before noncontrolling interests	$5,548	5,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	605	1,086
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	8	883
Depreciation, amortization and accretion	1,237	1,295
Other net (gains) losses	(961)	1,855
Stock-based compensation	740	716
Originations and purchases of MHFS and LHFS (1)	(37,675)	(37,114)
Proceeds from sales of and paydowns on mortgages originated for sale and LHFS (1)	25,270	29,605
Net change in:
Trading assets (1)	14,721	12,234
Deferred income taxes	1,007	(1,240)
Derivative assets and liabilities (1)	(481)	292
Other assets (1)	3,553	(10,202)
Other accrued expenses and liabilities (1)	(381)	990
Net cash provided by operating activities	13,191	5,914
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(39,716)	(30,518)
Available-for-sale securities:
Sales proceeds	3,231	13,058
Prepayments and maturities	11,016	6,651
Purchases	(14,495)	(5,321)
Held-to-maturity securities:
Paydowns and maturities	1,470	997
Nonmarketable equity investments:
Sales proceeds	1,016	529
Purchases	(442)	(995)
Loans:
Loans originated by banking subsidiaries, net of principal collected	5,153	(9,798)
Proceeds from sales (including participations) of loans held for investment	2,504	2,134
Purchases (including participations) of loans	(1,148)	(727)
Principal collected on nonbank entities’ loans	3,881	3,376
Loans originated by nonbank entities	(3,050)	(2,875)
Net cash paid for acquisitions	(46)	(28,904)
Proceeds from sales of foreclosed assets and short sales	1,519	1,859
Other, net (1)	(166)	168
Net cash used by investing activities	(29,273)	(50,366)
Cash flows from financing activities:
Net change in:
Deposits	19,365	18,178
Short-term borrowings	(1,064)	10,175
Long-term debt:
Proceeds from issuance	12,975	23,934
Repayment	(11,937)	(4,523)
Preferred stock:
Proceeds from issuance	—	975
Cash dividends paid	(408)	(386)
Common stock:
Proceeds from issuance	572	479
Stock tendered for payment of withholding taxes (1)	(359)	(468)
Repurchased	(2,175)	(2,029)
Cash dividends paid	(1,859)	(1,858)
Net change in noncontrolling interests	(30)	(32)
Other, net	(29)	(20)
Net cash provided by financing activities	15,051	44,425
Net change in cash and due from banks	(1,031)	(27)
Cash and due from banks at beginning of period	20,729	19,111
Cash and due from banks at end of period	$19,698	19,084
Supplemental cash flow disclosures:
Cash paid for interest	$1,612	1,054
Cash paid for income taxes	215	138

(1)	Prior periods have been revised to conform to the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Note 1: Summary of Significant Accounting Policies (continued)

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). There were no material changes to these policies in the first quarter 2017. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including allowance for credit losses and purchased credit-impaired (PCI) loans (Note 5 (Loans and Allowance for Credit Losses)), valuations of residential mortgage servicing rights (MSRs) (Note 7 (Securitizations and Variable Interest Entities) and Note 8 (Mortgage Banking Activities)) and financial instruments (Note 13 (Fair Values of Assets and Liabilities)), and income taxes. Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2016 Form 10-K.

Accounting Standards Adopted in 2017
In first quarter 2017, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting;

•	ASU 2016-07 - Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;

•	ASU 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments; and

•	ASU 2016-05 - Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

ASU 2016-09 Simplifies the accounting for share-based payment awards issued to employees. We have income tax effects based on changes in our stock price from the grant date to the vesting date of the employee stock compensation. The Update requires these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital. In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation, which we adopted retrospectively. We recorded excess tax benefits and tax deficiencies within income tax expense in the statement of income in first quarter 2017, on a prospective basis.

ASU 2016-07 eliminates the requirement for companies to retroactively apply the equity method of accounting for investments when increases in ownership interests or degree of influence result in the adoption of the equity method. Under the guidance, the equity method should be applied prospectively in the period in which the ownership changes occur. We adopted this change in first quarter 2017. The Update did not impact our consolidated financial statements, as the standard is applied on a prospective basis.

ASU 2016-06 clarifies the criteria entities should use when evaluating whether embedded contingent put and call options in debt instruments should be separated from the debt instrument and accounted for separately as derivatives. The Update clarifies that companies should not consider whether the event that triggers the ability to exercise put or call options is related to interest rates or credit risk. We adopted this change in first quarter 2017. The Update did not have a material impact on our consolidated financial statements.

ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as an accounting hedge does not require the hedging relationship to be dedesignated as long as all other hedge accounting criteria continue to be met. We adopted the guidance in first quarter 2017. The Update did not have a material impact on our consolidated financial statements.

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
We had no unsettled private share repurchase contracts at both March 31, 2017 and March 31, 2016.

SUPPLEMENTAL CASH FLOW INFORMATION  Significant noncash activities are presented below.

Table 1.1: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2017	2016
Trading assets retained from securitization of MHFS	$20,929	9,955
Transfers from loans to MHFS	1,657	1,839
Transfers from available-for-sale to held-to-maturity securities	9,897	—

SUBSEQUENT EVENTS  We have evaluated the effects of events that have occurred subsequent to March 31, 2017, and there have been no material events that would require recognition in our first quarter 2017 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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

During first quarter 2017, we finalized the related purchase accounting of our 2016 acquisition of GE Capital's Commercial Distribution Finance and Vendor Finance businesses.
We completed no acquisitions during first quarter 2017, and had no business combinations pending as of March 31, 2017.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
Table 3.1 provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. Substantially all of the interest-earning deposits at March 31, 2017, and December 31, 2016, were held at Federal Reserve Banks.
Table 3.1: Fed Funds Sold and Other Short-Term Investments

(in millions)	Mar 31, 2017	Dec 31, 2016
Federal funds sold and securities purchased under resale agreements	$68,457	58,215
Interest-earning deposits	227,635	200,671
Other short-term investments	12,655	7,152
Total	$308,747	266,038

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $1.7 billion and $2.9 billion as of March 31, 2017, and December 31, 2016, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $21.2 billion and $21.3 billion at March 31, 2017, and December 31, 2016, respectively, in loans. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section in Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
Table 4.1 provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.
Table 4.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$24,681	43	(99)	24,625
Securities of U.S. states and political subdivisions	52,747	624	(1,310)	52,061
Mortgage-backed securities:
Federal agencies	159,098	1,042	(3,174)	156,966
Residential	7,146	457	(10)	7,593
Commercial	6,595	93	(48)	6,640
Total mortgage-backed securities	172,839	1,592	(3,232)	171,199
Corporate debt securities	10,097	418	(85)	10,430
Collateralized loan and other debt obligations (1)	33,686	341	(18)	34,009
Other (2)	5,963	139	(21)	6,081
Total debt securities	300,013	3,157	(4,765)	298,405
Marketable equity securities:
Perpetual preferred securities	467	21	(6)	482
Other marketable equity securities	208	436	(1)	643
Total marketable equity securities	675	457	(7)	1,125
Total available-for-sale securities	300,688	3,614	(4,772)	299,530
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,697	518	(61)	45,154
Securities of U.S. states and political subdivisions	6,331	28	(120)	6,239
Federal agency and other mortgage-backed securities (3)	53,778	91	(870)	52,999
Collateralized loan obligations	1,011	5	—	1,016
Other (2)	2,213	9	(1)	2,221
Total held-to-maturity securities	108,030	651	(1,052)	107,629
Total	$408,718	4,265	(5,824)	407,159
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,874	54	(109)	25,819
Securities of U.S. states and political subdivisions	52,121	551	(1,571)	51,101
Mortgage-backed securities:
Federal agencies	163,513	1,175	(3,458)	161,230
Residential	7,375	449	(8)	7,816
Commercial	8,475	101	(74)	8,502
Total mortgage-backed securities	179,363	1,725	(3,540)	177,548
Corporate debt securities	11,186	381	(110)	11,457
Collateralized loan and other debt obligations (1)	34,764	287	(31)	35,020
Other (2)	6,139	104	(35)	6,208
Total debt securities	309,447	3,102	(5,396)	307,153
Marketable equity securities:
Perpetual preferred securities	445	35	(11)	469
Other marketable equity securities	261	481	—	742
Total marketable equity securities	706	516	(11)	1,211
Total available-for-sale securities	310,153	3,618	(5,407)	308,364
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,690	466	(77)	45,079
Securities of U.S. states and political subdivisions	6,336	17	(144)	6,209
Federal agency and other mortgage-backed securities (3)	45,161	100	(804)	44,457
Collateralized loan obligations	1,065	6	(1)	1,070
Other (2)	2,331	10	(1)	2,340
Total held-to-maturity securities	99,583	599	(1,027)	99,155
Total	$409,736	4,217	(6,434)	407,519

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $875 million and $945 million, respectively, at March 31, 2017, and $819 million and $847 million, respectively, at December 31, 2016.

(2)
The “Other” category of available-for-sale securities largely includes asset-backed securities collateralized by student loans. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $1.2 billion each at March 31, 2017, and $1.3 billion each at December 31, 2016. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $1.1 billion each at both March 31, 2017 and December 31, 2016.

(3)	Predominantly consists of federal agency mortgage-backed securities at both March 31, 2017 and December 31, 2016.

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
Table 4.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(99)	11,090	—	—	(99)	11,090
Securities of U.S. states and political subdivisions	(210)	14,826	(1,100)	16,070	(1,310)	30,896
Mortgage-backed securities:
Federal agencies	(3,066)	112,495	(108)	3,358	(3,174)	115,853
Residential	(5)	389	(5)	240	(10)	629
Commercial	(30)	974	(18)	1,084	(48)	2,058
Total mortgage-backed securities	(3,101)	113,858	(131)	4,682	(3,232)	118,540
Corporate debt securities	(7)	883	(78)	878	(85)	1,761
Collateralized loan and other debt obligations	(2)	1,366	(16)	1,399	(18)	2,765
Other	(6)	727	(15)	988	(21)	1,715
Total debt securities	(3,425)	142,750	(1,340)	24,017	(4,765)	166,767
Marketable equity securities:
Perpetual preferred securities	(1)	61	(5)	48	(6)	109
Other marketable equity securities	(1)	5	—	—	(1)	5
Total marketable equity securities	(2)	66	(5)	48	(7)	114
Total available-for-sale securities	(3,427)	142,816	(1,345)	24,065	(4,772)	166,881
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(61)	4,772	—	—	(61)	4,772
Securities of U.S. states and political subdivisions	(120)	4,497	—	—	(120)	4,497
Federal agency and other mortgage-backed securities	(870)	48,779	—	—	(870)	48,779
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	(1)	178	(1)	178
Total held-to-maturity securities	(1,051)	58,048	(1)	178	(1,052)	58,226
Total	$(4,478)	200,864	(1,346)	24,243	(5,824)	225,107
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(109)	10,816	—	—	(109)	10,816
Securities of U.S. states and political subdivisions	(341)	17,412	(1,230)	16,213	(1,571)	33,625
Mortgage-backed securities:
Federal agencies	(3,338)	120,735	(120)	3,481	(3,458)	124,216
Residential	(4)	527	(4)	245	(8)	772
Commercial	(43)	1,459	(31)	1,690	(74)	3,149
Total mortgage-backed securities	(3,385)	122,721	(155)	5,416	(3,540)	128,137
Corporate debt securities	(11)	946	(99)	1,229	(110)	2,175
Collateralized loan and other debt obligations	(2)	1,899	(29)	3,197	(31)	5,096
Other	(9)	971	(26)	1,262	(35)	2,233
Total debt securities	(3,857)	154,765	(1,539)	27,317	(5,396)	182,082
Marketable equity securities:
Perpetual preferred securities	(3)	41	(8)	45	(11)	86
Other marketable equity securities	—	—	—	—	—	—
Total marketable equity securities	(3)	41	(8)	45	(11)	86
Total available-for-sale securities	(3,860)	154,806	(1,547)	27,362	(5,407)	182,168
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(77)	6,351	—	—	(77)	6,351
Securities of U.S. states and political subdivisions	(144)	4,871	—	—	(144)	4,871
Federal agency and other mortgage-backed securities	(804)	40,095	—	—	(804)	40,095
Collateralized loan obligations	—	—	(1)	266	(1)	266
Other	—	—	(1)	633	(1)	633
Total held-to-maturity securities	(1,025)	51,317	(2)	899	(1,027)	52,216
Total	$(4,885)	206,123	(1,549)	28,261	(6,434)	234,384

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2016 Form 10-K. There were no material changes to our methodologies for assessing impairment in first quarter 2017.
Table 4.3 shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade,

according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $38 million and $5.9 billion, respectively, at March 31, 2017, and $54 million and $7.0 billion, respectively, at December 31, 2016. If an internal credit grade was not assigned, we categorized the security as non-investment grade.
Table 4.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(99)	11,090	—	—
Securities of U.S. states and political subdivisions	(1,262)	30,538	(48)	358
Mortgage-backed securities:
Federal agencies	(3,174)	115,853	—	—
Residential	(1)	105	(9)	524
Commercial	(8)	1,562	(40)	496
Total mortgage-backed securities	(3,183)	117,520	(49)	1,020
Corporate debt securities	(23)	972	(62)	789
Collateralized loan and other debt obligations	(18)	2,765	—	—
Other	(16)	1,307	(5)	408
Total debt securities	(4,601)	164,192	(164)	2,575
Perpetual preferred securities	(5)	90	(1)	19
Total available-for-sale securities	(4,606)	164,282	(165)	2,594
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(61)	4,772	—	—
Securities of U.S. states and political subdivisions	(120)	4,497	—	—
Federal agency and other mortgage-backed securities	(869)	48,711	(1)	68
Collateralized loan obligations	—	—	—	—
Other	(1)	178	—	—
Total held-to-maturity securities	(1,051)	58,158	(1)	68
Total	$(5,657)	222,440	(166)	2,662
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(109)	10,816	—	—
Securities of U.S. states and political subdivisions	(1,517)	33,271	(54)	354
Mortgage-backed securities:
Federal agencies	(3,458)	124,216	—	—
Residential	(1)	176	(7)	596
Commercial	(15)	2,585	(59)	564
Total mortgage-backed securities	(3,474)	126,977	(66)	1,160
Corporate debt securities	(31)	1,238	(79)	937
Collateralized loan and other debt obligations	(31)	5,096	—	—
Other	(30)	1,842	(5)	391
Total debt securities	(5,192)	179,240	(204)	2,842
Perpetual preferred securities	(10)	68	(1)	18
Total available-for-sale securities	(5,202)	179,308	(205)	2,860
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(77)	6,351	—	—
Securities of U.S. states and political subdivisions	(144)	4,871	—	—
Federal agency and other mortgage-backed securities	(803)	40,078	(1)	17
Collateralized loan obligations	(1)	266	—	—
Other	(1)	633	—	—
Total held-to-maturity securities	(1,026)	52,199	(1)	17
Total	$(6,228)	231,507	(206)	2,877

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

Table 4.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2017
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$24,625	1.45%	$1,322	0.92%	$22,288	1.46%	$1,015	1.80%	$—	—%
Securities of U.S. states and political subdivisions	52,061	5.68	2,590	1.80	9,990	2.86	2,597	4.65	36,884	6.78
Mortgage-backed securities:
Federal agencies	156,966	3.11	1	5.16	107	3.07	5,564	3.08	151,294	3.11
Residential	7,593	3.84	—	—	26	5.50	23	3.85	7,544	3.84
Commercial	6,640	4.40	—	—	—	—	31	3.13	6,609	4.40
Total mortgage-backed securities	171,199	3.20	1	5.16	133	3.54	5,618	3.08	165,447	3.20
Corporate debt securities	10,430	4.92	1,467	3.70	3,124	5.79	4,696	4.63	1,143	5.35
Collateralized loan and other debt obligations	34,009	2.81	—	—	153	1.84	17,841	2.77	16,015	2.86
Other	6,081	2.37	40	3.21	871	2.41	1,170	2.24	4,000	2.39
Total available-for-sale debt securities at fair value	$298,405	3.48%	$5,420	2.11%	$36,559	2.25%	$32,937	3.19%	$223,489	3.76%
December 31, 2016
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$25,819	1.44%	$1,328	0.92%	$23,477	1.45%	$1,014	1.80%	$—	—%
Securities of U.S. states and political subdivisions	51,101	5.65	2,990	1.69	9,299	2.74	2,391	4.71	36,421	6.78
Mortgage-backed securities:
Federal agencies	161,230	3.09	—	—	128	2.98	5,363	3.16	155,739	3.09
Residential	7,816	3.84	—	—	25	5.21	35	4.34	7,756	3.83
Commercial	8,502	4.58	—	—	—	—	30	3.13	8,472	4.59
Total mortgage-backed securities	177,548	3.19	—	—	153	3.34	5,428	3.16	171,967	3.19
Corporate debt securities	11,457	4.81	2,043	2.90	3,374	5.89	4,741	4.71	1,299	5.38
Collateralized loan and other debt obligations	35,020	2.70	—	—	168	1.34	16,482	2.66	18,370	2.74
Other	6,208	2.18	57	3.06	971	2.35	1,146	2.04	4,034	2.17
Total available-for-sale debt securities at fair value	$307,153	3.44%	$6,418	1.93%	$37,442	2.20%	$31,202	3.17%	$232,091	3.72%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 4.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 4.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2017
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,697	2.12%	$—	—%	$32,311	2.04%	$12,386	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,331	6.04	—	—	24	8.20	470	6.72	5,837	5.98
Federal agency and other mortgage-backed securities	53,778	3.19	—	—	—	—	—	—	53,778	3.19
Collateralized loan obligations	1,011	2.66	—	—	—	—	1,011	2.66	—	—
Other	2,213	2.00	—	—	1,565	1.95	648	2.13	—	—
Total held-to-maturity debt securities at amortized cost	$108,030	2.88%	$—	—%	$33,900	2.04%	$14,515	2.48%	$59,615	3.46%
December 31, 2016
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,690	2.12%	$—	—%	$31,956	2.05%	$12,734	2.30%	$—	—%
Securities of U.S. states and political subdivisions	6,336	6.04	—	—	24	8.20	436	6.76	5,876	5.98
Federal agency and other mortgage-backed securities	45,161	3.23	—	—	—	—	—	—	45,161	3.23
Collateralized loan obligations	1,065	2.58	—	—	—	—	1,065	2.58	—	—
Other	2,331	1.83	—	—	1,683	1.81	648	1.89	—	—
Total held-to-maturity debt securities at amortized cost	$99,583	2.87%	$—	—%	$33,663	2.04%	$14,883	2.43%	$51,037	3.55%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 4.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 4.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
March 31, 2017
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,154	—	32,686	12,468	—
Securities of U.S. states and political subdivisions	6,239	—	24	469	5,746
Federal agency and other mortgage-backed securities	52,999	—	—	—	52,999
Collateralized loan obligations	1,016	—	—	1,016	—
Other	2,221	—	1,568	653	—
Total held-to-maturity debt securities at fair value	$107,629	—	34,278	14,606	58,745
December 31, 2016
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,079	—	32,313	12,766	—
Securities of U.S. states and political subdivisions	6,209	—	24	430	5,755
Federal agency and other mortgage-backed securities	44,457	—	—	—	44,457
Collateralized loan obligations	1,070	—	—	1,070	—
Other	2,340	—	1,688	652	—
Total held-to-maturity debt securities at fair value	$99,155	—	34,025	14,918	50,212

Note 4: Investment Securities (continued)

Realized Gains and Losses
Table 4.7 shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).
Table 4.7: Realized Gains and Losses

	Quarter ended March 31,
(in millions)	2017	2016
Gross realized gains	$241	385
Gross realized losses	(36)	(13)
OTTI write-downs	(53)	(69)
Net realized gains from available-for-sale securities	152	303
Net realized gains from nonmarketable equity investments	287	185
Net realized gains from debt securities and equity investments	$439	488

Other-Than-Temporary Impairment
Table 4.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during first quarter 2017 and 2016.
Table 4.8: OTTI Write-downs

	Quarter ended March 31,
(in millions)	2017	2016
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$8	4
Mortgage-backed securities:
Residential	3	12
Commercial	25	1
Corporate debt securities	16	45
Other debt securities	—	3
Total debt securities	52	65
Equity securities:
Marketable equity securities:
Other marketable equity securities	1	4
Total marketable equity securities	1	4
Total investment securities (1)	53	69
Nonmarketable equity investments (1)	76	129
Total OTTI write-downs included in earnings (1)	$129	198

(1)
The quarters ended March 31, 2017 and March 31, 2016, include $39 million and $124 million, respectively, in OTTI write-downs of oil and gas investments, of which $15 million and $46 million, respectively, related to investment securities and $24 million and $78 million, respectively, related to nonmarketable equity investments.

Other-Than-Temporarily Impaired Debt Securities
Table 4.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 4.9: OTTI Write-downs Included in Earnings

	Quarter ended March 31,
(in millions)	2017	2016
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$52	61
Intent-to-sell OTTI	—	4
Total recorded as part of gross realized losses	52	65
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	(5)	—
Residential mortgage-backed securities	3	10
Commercial mortgage-backed securities	(7)	3
Corporate debt securities	—	(4)
Other debt securities	—	2
Total changes to OCI for non-credit-related OTTI	(9)	11
Total OTTI losses recorded on debt securities	$43	76

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
Table 4.10: Rollforward of OTTI Credit Loss

	Quarter ended March 31,
(in millions)	2017	2016
Credit loss recognized, beginning of period	$1,043	1,092
Additions:
For securities with initial credit impairments	6	38
For securities with previous credit impairments	46	23
Total additions	52	61
Reductions:
For securities sold, matured, or intended/required to be sold	(7)	(6)
For recoveries of previous credit impairments (1)	(2)	(2)
Total reductions	(9)	(8)
Credit loss recognized, end of period	$1,086	1,145

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $4.3 billion and $4.4 billion at March 31, 2017, and December 31, 2016, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.
Table 5.1: Loans Outstanding

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$329,252	330,840
Real estate mortgage	131,532	132,491
Real estate construction	25,064	23,916
Lease financing	19,156	19,289
Total commercial	505,004	506,536
Consumer:
Real estate 1-4 family first mortgage	274,633	275,579
Real estate 1-4 family junior lien mortgage	44,333	46,237
Credit card	34,742	36,700
Automobile	60,408	62,286
Other revolving credit and installment	39,285	40,266
Total consumer	453,401	461,068
Total loans	$958,405	967,604

Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 5.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 5.2: Commercial Foreign Loans Outstanding

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial foreign loans:
Commercial and industrial	$56,987	55,396
Real estate mortgage	8,206	8,541
Real estate construction	471	375
Lease financing	986	972
Total commercial foreign loans	$66,650	65,284

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
Table 5.3: Loan Purchases, Sales, and Transfers

	2017			2016
(in millions)	Commercial	Consumer (1)	Total	Commercial (2)	Consumer (1)	Total
Quarter ended March 31,
Purchases	$1,159	2	1,161	24,646	—	24,646
Sales	(287)	(62)	(349)	(223)	(272)	(495)
Transfers to MHFS/LHFS	(479)	—	(479)	(32)	(3)	(35)

(1)
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

(2)	Purchases include loans and capital leases from the 2016 GE Capital business acquisitions.
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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $76 billion and $77 billion at March 31, 2017 and December 31, 2016, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At both March 31, 2017, and December 31, 2016, we had $1.1 billion of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in Table 5.4. The table excludes the issued standby and commercial letters of credit and temporary advance arrangements described above.
Table 5.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$316,794	319,662
Real estate mortgage	7,448	7,833
Real estate construction	17,794	18,840
Lease financing	11	16
Total commercial	342,047	346,351
Consumer:
Real estate 1-4 family first mortgage	33,594	33,498
Real estate 1-4 family junior lien mortgage	41,070	41,431
Credit card	104,630	101,895
Other revolving credit and installment	27,814	28,349
Total consumer	207,108	205,173
Total unfunded credit commitments	$549,155	551,524

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 5.5: Allowance for Credit Losses

	Quarter ended March 31,
(in millions)	2017	2016
Balance, beginning of period	$12,540	12,512
Provision for credit losses	605	1,086
Interest income on certain impaired loans (1)	(48)	(48)
Loan charge-offs:
Commercial:
Commercial and industrial	(253)	(349)
Real estate mortgage	(5)	(3)
Real estate construction	—	—
Lease financing	(7)	(4)
Total commercial	(265)	(356)
Consumer:
Real estate 1-4 family first mortgage	(69)	(137)
Real estate 1-4 family junior lien mortgage	(93)	(133)
Credit card	(367)	(314)
Automobile	(255)	(211)
Other revolving credit and installment	(189)	(175)
Total consumer	(973)	(970)
Total loan charge-offs	(1,238)	(1,326)
Loan recoveries:
Commercial:
Commercial and industrial	82	76
Real estate mortgage	30	32
Real estate construction	8	8
Lease financing	2	3
Total commercial	122	119
Consumer:
Real estate 1-4 family first mortgage	62	89
Real estate 1-4 family junior lien mortgage	70	59
Credit card	58	52
Automobile	88	84
Other revolving credit and installment	33	37
Total consumer	311	321
Total loan recoveries	433	440
Net loan charge-offs	(805)	(886)
Other	(5)	4
Balance, end of period	$12,287	12,668
Components:
Allowance for loan losses	$11,168	11,621
Allowance for unfunded credit commitments	1,119	1,047
Allowance for credit losses	$12,287	12,668
Net loan charge-offs (annualized) as a percentage of average total loans	0.34%	0.38
Allowance for loan losses as a percentage of total loans	1.17	1.23
Allowance for credit losses as a percentage of total loans	1.28	1.34

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 5.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 5.6: Allowance Activity by Portfolio Segment

			2017			2016
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$7,394	5,146	12,540	6,872	5,640	12,512
Provision (reversal of provision) for credit losses	(89)	694	605	714	372	1,086
Interest income on certain impaired loans	(15)	(33)	(48)	(5)	(43)	(48)

Loan charge-offs	(265)	(973)	(1,238)	(356)	(970)	(1,326)
Loan recoveries	122	311	433	119	321	440
Net loan charge-offs	(143)	(662)	(805)	(237)	(649)	(886)
Other	(5)	—	(5)	4	—	4
Balance, end of period	$7,142	5,145	12,287	7,348	5,320	12,668

Table 5.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 5.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2017
Collectively evaluated (1)	$6,281	3,691	9,972	499,565	421,619	921,184
Individually evaluated (2)	859	1,454	2,313	5,076	16,475	21,551
PCI (3)	2	—	2	363	15,307	15,670
Total	$7,142	5,145	12,287	505,004	453,401	958,405
December 31, 2016
Collectively evaluated (1)	$6,392	3,553	9,945	500,487	428,009	928,496
Individually evaluated (2)	1,000	1,593	2,593	5,372	17,005	22,377
PCI (3)	2	—	2	677	16,054	16,731
Total	$7,394	5,146	12,540	506,536	461,068	967,604

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2016. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.8 provides a breakdown of outstanding commercial loans by risk category. Of the $20.4 billion in criticized commercial and industrial loans and $5.7 billion in criticized commercial real estate (CRE) loans at March 31, 2017,

$2.9 billion and $712 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 5.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2017
By risk category:
Pass	$308,652	126,215	24,450	17,881	477,198
Criticized	20,423	5,153	592	1,275	27,443
Total commercial loans (excluding PCI)	329,075	131,368	25,042	19,156	504,641
Total commercial PCI loans (carrying value)	177	164	22	—	363
Total commercial loans	$329,252	131,532	25,064	19,156	505,004
December 31, 2016
By risk category:
Pass	$308,166	126,793	23,408	17,899	476,266
Criticized	22,437	5,315	451	1,390	29,593
Total commercial loans (excluding PCI)	330,603	132,108	23,859	19,289	505,859
Total commercial PCI loans (carrying value)	237	383	57	—	677
Total commercial loans	$330,840	132,491	23,916	19,289	506,536

Table 5.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 5.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$325,001	130,566	24,969	18,946	499,482
30-89 DPD and still accruing	1,088	119	30	114	1,351
90+ DPD and still accruing	88	11	3	—	102
Nonaccrual loans	2,898	672	40	96	3,706
Total commercial loans (excluding PCI)	329,075	131,368	25,042	19,156	504,641
Total commercial PCI loans (carrying value)	177	164	22	—	363
Total commercial loans	$329,252	131,532	25,064	19,156	505,004
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$326,765	131,165	23,776	19,042	500,748
30-89 DPD and still accruing	594	222	40	132	988
90+ DPD and still accruing	28	36	—	—	64
Nonaccrual loans	3,216	685	43	115	4,059
Total commercial loans (excluding PCI)	330,603	132,108	23,859	19,289	505,859
Total commercial PCI loans (carrying value)	237	383	57	—	677
Total commercial loans	$330,840	132,491	23,916	19,289	506,536

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
Table 5.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2017
By delinquency status:
Current-29 DPD	$240,508	43,422	33,868	59,064	38,885	415,747
30-59 DPD	1,612	286	238	1,007	154	3,297
60-89 DPD	635	137	183	243	95	1,293
90-119 DPD	253	80	160	87	89	669
120-179 DPD	289	99	292	6	33	719
180+ DPD	1,534	275	1	1	29	1,840
Government insured/guaranteed loans (1)	14,529	—	—	—	—	14,529
Total consumer loans (excluding PCI)	259,360	44,299	34,742	60,408	39,285	438,094
Total consumer PCI loans (carrying value)	15,273	34	—	—	—	15,307
Total consumer loans	$274,633	44,333	34,742	60,408	39,285	453,401
December 31, 2016
By delinquency status:
Current-29 DPD	$239,061	45,238	35,773	60,572	39,833	420,477
30-59 DPD	1,904	296	275	1,262	177	3,914
60-89 DPD	700	160	200	330	111	1,501
90-119 DPD	307	102	169	116	93	787
120-179 DPD	323	108	279	5	30	745
180+ DPD	1,661	297	4	1	22	1,985
Government insured/guaranteed loans (1)	15,605	—	—	—	—	15,605
Total consumer loans (excluding PCI)	259,561	46,201	36,700	62,286	40,266	445,014
Total consumer PCI loans (carrying value)	16,018	36	—	—	—	16,054
Total consumer loans	$275,579	46,237	36,700	62,286	40,266	461,068

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $9.2 billion at March 31, 2017, compared with $10.1 billion at December 31, 2016.

Of the $3.2 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2017, $838 million was accruing, compared with $3.5 billion past due and $908 million accruing at December 31, 2016.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $1.5 billion, or 0.6% of total first mortgages (excluding PCI), at March 31, 2017, compared with $1.7 billion, or 0.6%, at December 31, 2016.

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.11 provides a breakdown of our consumer portfolio by FICO. The March 31, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new FICO score version utilizes a more refined approach that better distinguishes borrower credit risk. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $7.9 billion at March 31, 2017, and $8.0 billion at December 31, 2016.
Table 5.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage (1)	Real estate 1-4 family junior lien mortgage (1)	Credit card	Automobile	Other revolving credit and installment (1)	Total
March 31, 2017
By FICO:
< 600	$6,260	2,123	3,352	9,906	947	22,588
600-639	4,256	1,501	2,943	6,393	1,009	16,102
640-679	8,081	2,934	5,371	9,763	2,158	28,307
680-719	16,503	5,663	7,080	10,826	3,899	43,971
720-759	28,250	7,106	7,339	8,525	5,407	56,627
760-799	51,813	7,993	5,823	7,945	6,614	80,188
800+	124,534	16,237	2,792	6,720	8,682	158,965
No FICO available	5,134	742	42	330	2,643	8,891
FICO not required	—	—	—	—	7,926	7,926
Government insured/guaranteed loans (2)	14,529	—	—	—	—	14,529
Total consumer loans (excluding PCI)	259,360	44,299	34,742	60,408	39,285	438,094
Total consumer PCI loans (carrying value)	15,273	34	—	—	—	15,307
Total consumer loans	$274,633	44,333	34,742	60,408	39,285	453,401
December 31, 2016
By FICO:
< 600	$6,720	2,591	3,475	9,934	976	23,696
600-639	5,400	1,917	3,109	6,705	1,056	18,187
640-679	10,975	3,747	5,678	10,204	2,333	32,937
680-719	23,300	6,432	7,382	11,233	4,302	52,649
720-759	38,832	9,413	7,632	8,769	5,869	70,515
760-799	103,608	14,929	6,191	8,164	8,348	141,240
800+	49,508	6,391	2,868	6,856	6,434	72,057
No FICO available	5,613	781	365	421	2,906	10,086
FICO not required	—	—	—	—	8,042	8,042
Government insured/guaranteed loans (2)	15,605	—	—	—	—	15,605
Total consumer loans (excluding PCI)	259,561	46,201	36,700	62,286	40,266	445,014
Total consumer PCI loans (carrying value)	16,018	36	—	—	—	16,054
Total consumer loans	$275,579	46,237	36,700	62,286	40,266	461,068

(1)	The March 31, 2017, amounts reflect updated FICO score version implemented in first quarter 2017.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 5.12: Consumer Loans by LTV/CLTV

	March 31, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$121,653	16,024	137,677	121,430	16,464	137,894
60.01-80%	101,956	14,651	116,607	101,726	15,262	116,988
80.01-100%	16,506	8,312	24,818	15,795	8,765	24,560
100.01-120% (1)	2,459	3,339	5,798	2,644	3,589	6,233
> 120% (1)	1,025	1,482	2,507	1,066	1,613	2,679
No LTV/CLTV available	1,232	491	1,723	1,295	508	1,803
Government insured/guaranteed loans (2)	14,529	—	14,529	15,605	—	15,605
Total consumer loans (excluding PCI)	259,360	44,299	303,659	259,561	46,201	305,762
Total consumer PCI loans (carrying value)	15,273	34	15,307	16,018	36	16,054
Total consumer loans	$274,633	44,333	318,966	275,579	46,237	321,816

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 5.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.13: Nonaccrual Loans

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$2,898	3,216
Real estate mortgage	672	685
Real estate construction	40	43
Lease financing	96	115
Total commercial	3,706	4,059
Consumer:
Real estate 1-4 family first mortgage (1)	4,743	4,962
Real estate 1-4 family junior lien mortgage	1,153	1,206
Automobile	101	106
Other revolving credit and installment	56	51
Total consumer	6,053	6,325
Total nonaccrual loans (excluding PCI)	$9,759	10,384

(1)	Includes MHFS of $145 million and $149 million at March 31, 2017, and December 31, 2016, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $7.8 billion and $8.1 billion at March 31, 2017 and December 31, 2016, respectively, which included $4.7 billion and $4.8 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $1.8 billion at March 31, 2017, and $2.0 billion at December 31, 2016, are not included in these past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2017	Dec 31, 2016
Total (excluding PCI):	$10,525	11,858
Less: FHA insured/guaranteed by the VA (1)(2)	9,585	10,883
Less: Student loans guaranteed under the Federal Family Education Loan Program (FFELP) (3)	—	3
Total, not government insured/guaranteed	$940	972
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$88	28
Real estate mortgage	11	36
Real estate construction	3	—
Total commercial	102	64
Consumer:
Real estate 1-4 family first mortgage (2)	149	175
Real estate 1-4 family junior lien mortgage (2)	42	56
Credit card	453	452
Automobile	79	112
Other revolving credit and installment	115	113
Total consumer	838	908
Total, not government insured/guaranteed	$940	972

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgages held for sale 90 days or more past due and still accruing.

(3)
Represents loans whose repayments are largely guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. All remaining student loans guaranteed under the FFELP were sold as of March 31, 2017.

IMPAIRED LOANS Table 5.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 5.15 includes trial modifications that totaled $261 million at March 31, 2017, and $299 million at December 31, 2016.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2016 Form 10-K.
Table 5.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2017
Commercial:
Commercial and industrial	$4,833	3,508	3,158	571
Real estate mortgage	1,722	1,393	1,393	236
Real estate construction	134	73	73	14
Lease financing	149	102	102	38
Total commercial	6,838	5,076	4,726	859
Consumer:
Real estate 1-4 family first mortgage	15,891	13,872	9,075	996
Real estate 1-4 family junior lien mortgage	2,339	2,106	1,628	326
Credit card	308	308	308	107
Automobile	146	80	29	7
Other revolving credit and installment	117	109	99	18
Total consumer (2)	18,801	16,475	11,139	1,454
Total impaired loans (excluding PCI)	$25,639	21,551	15,865	2,313
December 31, 2016
Commercial:
Commercial and industrial	$5,058	3,742	3,418	675
Real estate mortgage	1,777	1,418	1,396	280
Real estate construction	167	93	93	22
Lease financing	146	119	119	23
Total commercial	7,148	5,372	5,026	1,000
Consumer:
Real estate 1-4 family first mortgage	16,438	14,362	9,475	1,117
Real estate 1-4 family junior lien mortgage	2,399	2,156	1,681	350
Credit card	300	300	300	104
Automobile	153	85	31	5
Other revolving credit and installment	109	102	91	17
Total consumer (2)	19,399	17,005	11,578	1,593
Total impaired loans (excluding PCI)	$26,547	22,377	16,604	2,593

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.5 billion at both March 31, 2017 and December 31, 2016, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $630 million and $403 million at March 31, 2017 and December 31, 2016, respectively.

Table 5.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 5.16: Average Recorded Investment in Impaired Loans

	Quarter ended March 31,
	2017		2016
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$3,675	33	2,766	19
Real estate mortgage	1,394	27	1,772	32
Real estate construction	84	1	130	2
Lease financing	119	—	75	—
Total commercial	5,272	61	4,743	53
Consumer:
Real estate 1-4 family first mortgage	14,132	190	16,911	221
Real estate 1-4 family junior lien mortgage	2,131	31	2,382	34
Credit card	302	8	297	9
Automobile	83	3	101	3
Other revolving credit and installment	106	2	82	1
Total consumer	16,754	234	19,773	268
Total impaired loans (excluding PCI)	$22,026	295	24,516	321
Interest income:
Cash basis of accounting		$78		95
Other (1)		217		226
Total interest income		$295		321

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $20.1 billion and $20.8 billion at March 31, 2017 and December 31, 2016, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2017
Commercial:
Commercial and industrial	$—	6	928	934	65	0.82%	$6
Real estate mortgage	—	14	181	195	—	1.00	14
Real estate construction	—	—	3	3	—	2.00	—
Lease financing	—	—	3	3	—	—	—
Total commercial	—	20	1,115	1,135	65	0.95	20
Consumer:
Real estate 1-4 family first mortgage	74	72	291	437	9	2.60	103
Real estate 1-4 family junior lien mortgage	13	21	23	57	6	2.95	24
Credit card	—	57	—	57	—	12.22	57
Automobile	1	3	12	16	7	6.42	3
Other revolving credit and installment	—	11	3	14	—	7.29	11
Trial modifications (6)	—	—	(17)	(17)	—	—	—
Total consumer	88	164	312	564	22	5.72	198
Total	$88	184	1,427	1,699	87	5.27%	$218
Quarter ended March 31, 2016
Commercial:
Commercial and industrial	$42	78	632	752	106	1.89%	$78
Real estate mortgage	—	24	159	183	—	1.13	24
Real estate construction	—	—	44	44	—	—	—
Lease financing	—	—	4	4	—	—	—
Total commercial	42	102	839	983	106	1.71	102
Consumer:
Real estate 1-4 family first mortgage	96	65	450	611	13	2.81	119
Real estate 1-4 family junior lien mortgage	6	29	27	62	10	2.92	34
Credit card	—	44	—	44	—	11.94	44
Automobile	—	4	15	19	8	6.54	4
Other revolving credit and installment	—	8	3	11	1	6.10	8
Trial modifications (6)	—	—	15	15	—	—	—
Total consumer	102	150	510	762	32	4.94	209
Total	$144	252	1,349	1,745	138	3.88%	$311

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $657 million and $348 million, for quarters ended March 31, 2017 and 2016, respectively.

(2)
Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)
Other concessions include loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate.

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $9 million and $19 million for the quarters ended March 31, 2017 and 2016, respectively.

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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2017	2016
Commercial:
Commercial and industrial	$62	25
Real estate mortgage	21	20
Real estate construction	—	2
Total commercial	83	47
Consumer:
Real estate 1-4 family first mortgage	25	31
Real estate 1-4 family junior lien mortgage	4	5
Credit card	15	13
Automobile	3	3
Other revolving credit and installment	1	1
Total consumer	48	53
Total	$131	100

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
Table 5.19: PCI Loans

(in millions)	Mar 31, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$177	237
Real estate mortgage	164	383
Real estate construction	22	57
Total commercial	363	677
Consumer:
Real estate 1-4 family first mortgage	15,273	16,018
Real estate 1-4 family junior lien mortgage	34	36
Total consumer	15,307	16,054
Total PCI loans (carrying value)	$15,670	16,731
Total PCI loans (unpaid principal balance)	$22,855	24,136

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 5.20. Changes during first quarter 2017 reflect an expectation, as a result of our quarterly evaluation of PCI cash flows, that prepayment of modified Pick-a-Pay loans will increase over their estimated weighted-average life and that expected loss has decreased as a result of reduced loan to value ratios and sustained higher housing prices.
Table 5.20: Change in Accretable Yield

(in millions)	Quarter ended March 31, 2017	2009-2016
Balance, beginning of period	$11,216	10,447
Change in accretable yield due to acquisitions	2	159
Accretion into interest income (1)	(357)	(15,577)
Accretion into noninterest income due to sales (2)	(25)	(467)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	406	10,955
Changes in expected cash flows that do not affect nonaccretable difference (3)	(927)	5,699
Balance, end of period	$10,315	11,216

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 5.21 provides a breakdown of commercial PCI loans by risk category.

Table 5.21: Commercial PCI Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2017
By risk category:
Pass	$21	129	14	164
Criticized	156	35	8	199
Total commercial PCI loans	$177	164	22	363
December 31, 2016
By risk category:
Pass	$92	263	47	402
Criticized	145	120	10	275
Total commercial PCI loans	$237	383	57	677

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.22 provides past due information for commercial PCI loans.
Table 5.22: Commercial PCI Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$175	147	14	336
30-89 DPD and still accruing	2	—	—	2
90+ DPD and still accruing	—	17	8	25
Total commercial PCI loans	$177	164	22	363
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$235	353	48	636
30-89 DPD and still accruing	2	10	—	12
90+ DPD and still accruing	—	20	9	29
Total commercial PCI loans	$237	383	57	677
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

Table 5.23: Consumer PCI Loans by Delinquency Status

	March 31, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$15,851	167	16,018	16,095	171	16,266
30-59 DPD and still accruing	1,276	6	1,282	1,488	7	1,495
60-89 DPD and still accruing	572	2	574	668	2	670
90-119 DPD and still accruing	185	1	186	233	2	235
120-179 DPD and still accruing	209	1	210	238	2	240
180+ DPD and still accruing	1,884	7	1,891	2,081	8	2,089
Total consumer PCI loans (adjusted unpaid principal balance)	$19,977	184	20,161	20,803	192	20,995
Total consumer PCI loans (carrying value)	$15,273	34	15,307	16,018	36	16,054

Table 5.24 provides FICO scores for consumer PCI loans.
Table 5.24: Consumer PCI Loans by FICO

	March 31, 2017 (1)			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$5,022	46	5,068	4,292	46	4,338
600-639	2,703	24	2,727	3,001	26	3,027
640-679	3,075	34	3,109	3,972	35	4,007
680-719	2,653	34	2,687	3,170	37	3,207
720-759	1,956	24	1,980	1,767	24	1,791
760-799	952	12	964	962	15	977
800+	457	7	464	254	4	258
No FICO available	3,159	3	3,162	3,385	5	3,390
Total consumer PCI loans (adjusted unpaid principal balance)	$19,977	184	20,161	20,803	192	20,995
Total consumer PCI loans (carrying value)	$15,273	34	15,307	16,018	36	16,054

(1)	March 31, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

Table 5.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.
Table 5.25: Consumer PCI Loans by LTV/CLTV

	March 31, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$7,710	40	7,750	7,513	38	7,551
60.01-80%	8,490	74	8,564	9,000	76	9,076
80.01-100%	3,063	50	3,113	3,458	54	3,512
100.01-120% (1)	575	15	590	669	18	687
> 120% (1)	137	5	142	161	5	166
No LTV/CLTV available	2	—	2	2	1	3
Total consumer PCI loans (adjusted unpaid principal balance)	$19,977	184	20,161	20,803	192	20,995
Total consumer PCI loans (carrying value)	$15,273	34	15,307	16,018	36	16,054

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
Table 6.1 presents the components of other assets.
Table 6.1: Other Assets

(in millions)	Mar 31, 2017	Dec 31, 2016
Nonmarketable equity investments:
Cost method:
Federal bank stock	$6,185	6,407
Private equity	1,484	1,465
Auction rate securities	453	525
Total cost method	8,122	8,397
Equity method:
LIHTC (1)	9,624	9,714
Private equity	3,620	3,635
Tax-advantaged renewable energy	2,013	2,054
New market tax credit and other	277	305
Total equity method	15,534	15,708
Fair value (2)	3,780	3,275
Total nonmarketable equity investments	27,436	27,380
Corporate/bank-owned life insurance	19,368	19,325
Accounts receivable (3)	31,570	31,056
Interest receivable	5,486	5,339
Core deposit intangibles	1,407	1,620
Customer relationship and other amortized intangibles	1,028	1,089
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	179	197
Non-government insured/guaranteed	345	378
Non-residential real estate	381	403
Operating lease assets	9,837	10,089
Due from customers on acceptances	191	196
Other	10,533	17,469
Total other assets	$107,761	114,541

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

(3)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. For more information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 10-K.

Table 6.2 presents income (expense) related to nonmarketable equity investments.
Table 6.2: Nonmarketable Equity Investments

	Quarter ended March 31,
(in millions)	2017	2016
Net realized gains from nonmarketable equity investments	$287	185
All other	(45)	(186)
Total	$242	(1)
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits.
Total LIHTC investments were $9.6 billion and $9.7 billion at March 31, 2017 and December 31, 2016, respectively. In first quarter 2017, we recognized pre-tax losses of $230 million related to our LIHTC investments, compared with $202 million in first quarter 2016. We also recognized total tax benefits of $347 million in first quarter 2017, which included tax credits recorded in income taxes of $261 million. In first quarter 2016, total tax benefits were $307 million, which included tax credits of $230 million. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $3.4 billion at March 31, 2017 and $3.6 billion at December 31, 2016. Predominantly all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

Note 7: Securitizations and Variable Interest Entities
Involvement with SPEs
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with SPEs, which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2016 Form 10-K.

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
Table 7.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 7.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
March 31, 2017
Cash	$—	128		—	128
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	485		—	485
Trading assets	1,546	126		201	1,873
Investment securities (1)	7,221	—		650	7,871
Loans	6,527	13,056		127	19,710
Mortgage servicing rights	13,704	—		—	13,704
Derivative assets	68	1		—	69
Other assets	10,148	361		10	10,519
Total assets	39,214	14,157		988	54,359
Short-term borrowings	—	—		783	783
Derivative liabilities	57	30	(2)	—	87
Accrued expenses and other liabilities	287	103	(2)	2	392
Long-term debt	3,351	3,640	(2)	129	7,120
Total liabilities	3,695	3,773		914	8,382
Noncontrolling interests	—	132		—	132
Net assets	$35,519	10,252		74	45,845
December 31, 2016
Cash	$—	168		—	168
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	74		—	74
Trading assets	2,034	130		201	2,365
Investment securities (1)	8,530	—		786	9,316
Loans	6,698	12,589		138	19,425
Mortgage servicing rights	13,386	—		—	13,386
Derivative assets	91	1		—	92
Other assets	10,281	452		11	10,744
Total assets	41,020	13,414		1,136	55,570
Short-term borrowings	—	—		905	905
Derivative liabilities	59	33	(2)	—	92
Accrued expenses and other liabilities	306	107	(2)	2	415
Long-term debt	3,598	3,694	(2)	136	7,428
Total liabilities	3,963	3,834		1,043	8,840
Noncontrolling interests	—	138		—	138
Net assets	$37,057	9,442		93	46,592

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Note 7: Securitizations and Variable Interest Entities (continued)

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include securitizations of residential mortgage loans, CRE loans, student loans, automobile loans and leases, certain dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, tax credit structures, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet in trading assets, investment securities, loans, MSRs, derivative assets and liabilities, other assets, other liabilities, and long-term debt, as appropriate.
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
Table 7.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
March 31, 2017
Residential mortgage loan securitizations:
Conforming (2)	$1,176,819	2,539	12,750	—	(226)	15,063
Other/nonconforming	17,459	824	101	—	(2)	923
Commercial mortgage securitizations	152,603	3,115	853	62	(34)	3,996
Collateralized debt obligations:
Debt securities	1,336	—	—	—	(25)	(25)
Loans (3)	1,527	1,489	—	—	—	1,489
Asset-based finance structures	8,039	6,142	—	—	—	6,142
Tax credit structures	29,808	10,642	—	—	(3,351)	7,291
Collateralized loan obligations	49	10	—	—	—	10
Investment funds	220	52	—	—	—	52
Other (4)	1,720	629	—	(51)	—	578
Total	$1,389,580	25,442	13,704	11	(3,638)	35,519
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,539	12,750	—	929	16,218
Other/nonconforming		824	101	—	2	927
Commercial mortgage securitizations		3,115	853	72	9,783	13,823
Collateralized debt obligations:
Debt securities		—	—	—	25	25
Loans (3)		1,489	—	—	—	1,489
Asset-based finance structures		6,142	—	—	71	6,213
Tax credit structures		10,642	—	—	941	11,583
Collateralized loan obligations		10	—	—	—	10
Investment funds		52	—	—	—	52
Other (4)		629	—	89	—	718
Total		$25,442	13,704	161	11,751	51,058
(continued on following page)

(continued from previous page)

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2016
Residential mortgage loan securitizations:
Conforming (2)	$1,166,296	3,026	12,434	—	(232)	15,228
Other/nonconforming	18,805	873	109	—	(2)	980
Commercial mortgage securitizations	166,596	4,258	843	87	(35)	5,153
Collateralized debt obligations:
Debt securities	1,472	—	—	—	(25)	(25)
Loans (3)	1,545	1,507	—	—	—	1,507
Asset-based finance structures	9,152	6,522	—	—	—	6,522
Tax credit structures	29,713	10,669	—	—	(3,609)	7,060
Collateralized loan obligations	78	10	—	—	—	10
Investment funds	214	48	—	—	—	48
Other (4)	1,733	630	—	(56)	—	574
Total	$1,395,604	27,543	13,386	31	(3,903)	37,057
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$3,026	12,434	—	979	16,439
Other/nonconforming		873	109	—	2	984
Commercial mortgage securitizations		4,258	843	94	9,566	14,761
Collateralized debt obligations:
Debt securities		—	—	—	25	25
Loans (3)		1,507	—	—	—	1,507
Asset-based finance structures		6,522	—	—	72	6,594
Tax credit structures		10,669	—	—	1,104	11,773
Collateralized loan obligations		10	—	—	—	10
Investment funds		48	—	—	—	48
Other (4)		630	—	93	—	723
Total		$27,543	13,386	187	11,748	52,864

(1)
Includes total equity interests of $10.1 billion and $10.3 billion at March 31, 2017, and December 31, 2016, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $888 million and $1.2 billion at March 31, 2017, and December 31, 2016, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest in senior tranches from a diversified pool of U.S. asset securitizations, of which all are current and 100% were rated as investment grade by the primary rating agencies at both March 31, 2017, and December 31, 2016. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 8

(Securitizations and Variable Interest Entities) to Financial Statements in our 2016 Form 10-K.

INVESTMENT FUNDS Subsequent to adopting ASU 2015-02 (Amendments to the Consolidation Analysis) in first quarter 2016, we do not consolidate these investment funds because we do not hold variable interests that are considered significant to the funds.
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived was $14 million and $30 million in first quarter 2017 and 2016, respectively.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At both March 31, 2017 and December 31, 2016, we held $453 million of ARS issued by VIEs. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

Note 7: Securitizations and Variable Interest Entities (continued)

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at March 31, 2017, and December 31, 2016, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.1 billion and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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
Table 7.3: Cash Flows From Sales and Securitization Activity

	2017		2016
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Proceeds from securitizations and whole loan sales	$58,257	21	45,016	50
Fees from servicing rights retained	854	—	881	—
Cash flows from other interests held (1)	834	—	407	1
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	2	—	3	—
Agency securitizations (3)	23	—	47	—
Servicing advances, net of repayments	(142)	—	(68)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. First quarter 2017 and 2016 exclude $2.3 billion and $2.9 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools. These loans are predominantly insured by the FHA or guaranteed by the VA.

In first quarter 2017 and 2016, we recognized net gains of $132 million and $195 million, respectively, from transfers accounted for as sales of financial assets. These net gains largely relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during first quarter 2017 and 2016 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During first quarter 2017 and 2016, we transferred $55.5 billion and $37.3 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in first quarter 2017, we recorded a $546 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $2.8 billion, classified as Level 2, and a $8 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In first quarter 2016, we recorded a $315 million servicing asset, securities of $832 million, and a $7 million liability.
Table 7.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 7.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2017	2016
Quarter ended March 31,
Prepayment speed (1)	10.3%	13.0
Discount rate	6.8	6.8
Cost to service ($ per loan) (2)	$134	146

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
During first quarter 2017 and 2016, we transferred $3.3 billion and $8.1 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. These transfers resulted in gains of $96 million and $135 million for the same periods, respectively, because the loans were carried at lower of cost or market value (LOCOM). In connection with these transfers, in first quarter 2017, we recorded a servicing asset of $45 million, initially measured at fair value using a Level 3 measurement technique, and no securities were classified as Level 2. In first quarter 2016, we recorded a servicing asset of $97 million and securities of $86 million.

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
Table 7.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2017	$13,208	26	—	346	545
Expected weighted-average life (in years)	6.4	3.9	0.0	4.5	5.5
Key economic assumptions:
Prepayment speed assumption (3)	10.2%	17.2	—
Decrease in fair value from:
10% adverse change	$570	1	—
25% adverse change	1,353	2	—
Discount rate assumption	6.9%	13.6	—	4.3	2.9
Decrease in fair value from:
100 basis point increase	$658	1	—	12	24
200 basis point increase	1,257	1	—	23	47
Cost to service assumption ($ per loan)	150
Decrease in fair value from:
10% adverse change	498
25% adverse change	1,246
Credit loss assumption			—%	3.4	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	—	—
Fair value of interests held at December 31, 2016	$12,959	28	1	249	552
Expected weighted-average life (in years)	6.3	3.9	8.3	3.1	5.1
Key economic assumptions:
Prepayment speed assumption (3)	10.3%	17.4	13.5
Decrease in fair value from:
10% adverse change	$583	1	—
25% adverse change	1,385	2	—
Discount rate assumption	6.8%	13.3	10.7	5.2	2.7
Decrease in fair value from:
100 basis point increase	$649	1	—	7	23
200 basis point increase	1,239	1	—	12	45
Cost to service assumption ($ per loan)	155
Decrease in fair value from:
10% adverse change	515
25% adverse change	1,282
Credit loss assumption			3.0%	4.7	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	—	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $2.1 billion and $2.0 billion at March 31, 2017, and December 31, 2016, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2017, and December 31, 2016, results in a decrease in fair value of $270 million and $259 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at March 31, 2017, and December 31, 2016. The carrying amount of the loan at March 31, 2017, and December 31, 2016, was $3.1 billion and $3.2 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $129 million and $154 million at March 31, 2017, and December 31, 2016, respectively.
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

Table 7.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended Mar 31,
(in millions)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	2017	2016
Commercial:
Real estate mortgage	$100,695	106,745	3,076	3,325	295	83
Total commercial	100,695	106,745	3,076	3,325	295	83
Consumer:
Real estate 1-4 family first mortgage	1,162,112	1,160,191	15,202	16,453	200	287
Total consumer	1,162,112	1,160,191	15,202	16,453	200	287
Total off-balance sheet sold or securitized loans (2)	$1,262,807	1,266,936	18,278	19,778	495	370

(1)	Includes $1.5 billion and $1.7 billion of commercial foreclosed assets and $1.6 billion and $1.8 billion of consumer foreclosed assets at March 31, 2017, and December 31, 2016, respectively.

(2)
At March 31, 2017, and December 31, 2016, the table includes total loans of $1.2 trillion at both dates, delinquent loans of $9.5 billion and $9.8 billion, and foreclosed assets of $1.2 billion and $1.3 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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

Table 7.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
March 31, 2017
Secured borrowings:
Municipal tender option bond securitizations	$1,328	861	(785)	—	76
Residential mortgage securitizations	131	127	(129)	—	(2)
Total secured borrowings	1,459	988	(914)	—	74
Consolidated VIEs:
Commercial and industrial loans and leases	9,504	9,306	(2,812)	(12)	6,482
Nonconforming residential mortgage loan securitizations	3,189	2,812	(950)	—	1,862
Commercial real estate loans	1,747	1,747	—	—	1,747
Structured asset finance	22	11	(8)	—	3
Investment funds	147	147	(2)	(69)	76
Other	157	134	(1)	(51)	82
Total consolidated VIEs	14,766	14,157	(3,773)	(132)	10,252
Total secured borrowings and consolidated VIEs	$16,225	15,145	(4,687)	(132)	10,326
December 31, 2016
Secured borrowings:
Municipal tender option bond securitizations	$1,473	998	(907)	—	91
Residential mortgage securitizations	139	138	(136)	—	2
Total secured borrowings	1,612	1,136	(1,043)	—	93
Consolidated VIEs:
Commercial and industrial loans and leases	8,821	8,623	(2,819)	(14)	5,790
Nonconforming residential mortgage loan securitizations	3,349	2,974	(1,003)	—	1,971
Commercial real estate loans	1,516	1,516	—	—	1,516
Structured asset finance	23	13	(9)	—	4
Investment funds	142	142	(2)	(67)	73
Other	166	146	(1)	(57)	88
Total consolidated VIEs	14,017	13,414	(3,834)	(138)	9,442
Total secured borrowings and consolidated VIEs	$15,629	14,550	(4,877)	(138)	9,535
INVESTMENT FUNDS Subsequent to adopting ASU 2015-02 (Amendments to the Consolidation Analysis) in first quarter 2016, we consolidate certain investment funds because we have both the power to manage fund assets and hold variable interests that are considered significant.

OTHER CONSOLIDATED VIE STRUCTURES In addition to the structure types included in the previous table, at both March 31, 2017, and December 31, 2016, we had approximately $6.0 billion of private placement debt financing issued through a consolidated VIE. The issuance is classified as long-term debt in our consolidated financial statements. At March 31, 2017, we pledged approximately $414 million in loans (principal and interest eligible to be capitalized) and $6.2 billion in available-for-sale securities to collateralize the VIE’s borrowings, compared with $434 million and $6.1 billion, respectively, at December 31, 2016. These assets were not transferred to the VIE, and accordingly we have excluded the VIE from the previous table.

For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2016 Form 10-K.

Note 8: Mortgage Banking Activities (continued)

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
Table 8.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2017	2016
Fair value, beginning of period	$12,959	12,415
Servicing from securitizations or asset transfers (1)	583	366
Sales and other (2)	(47)	—
Net additions	536	366
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	152	(1,084)
Servicing and foreclosure costs (4)	27	27
Prepayment estimates and other (5)	(5)	100
Net changes in valuation model inputs or assumptions	174	(957)
Changes due to collection/realization of expected cash flows over time	(461)	(491)
Total changes in fair value	(287)	(1,448)
Fair value, end of period	$13,208	11,333

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)	Includes sales and transfers of MSRs, which can result in an increase of total reported MSRs if the sales or transfers are related to nonperforming loan portfolios.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

Table 8.2 presents the changes in amortized MSRs.

Table 8.2: Analysis of Changes in Amortized MSRs

	Quarter ended March 31,
(in millions)	2017	2016
Balance, beginning of period	$1,406	1,308
Purchases	18	21
Servicing from securitizations or asset transfers	45	97
Amortization	(67)	(67)
Balance, end of period (1)	$1,402	1,359
Fair value of amortized MSRs:
Beginning of period	$1,956	1,680
End of period	2,051	1,725

(1)
Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) for multi-family properties and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs.

We present the components of our managed servicing portfolio in Table 8.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 8.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2017	Dec 31, 2016
Residential mortgage servicing:
Serviced for others	$1,204	1,205
Owned loans serviced	335	347
Subserviced for others	4	8
Total residential servicing	1,543	1,560
Commercial mortgage servicing:
Serviced for others	474	479
Owned loans serviced	132	132
Subserviced for others	7	8
Total commercial servicing	613	619
Total managed servicing portfolio	$2,156	2,179
Total serviced for others	$1,678	1,684
Ratio of MSRs to related loans serviced for others	0.87%	0.85

Table 8.4 presents the components of mortgage banking noninterest income.
Table 8.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2017	2016
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$907	954
Late charges		48	48
Ancillary fees		50	61
Unreimbursed direct servicing costs (1)		(123)	(153)
Net servicing fees		882	910
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	174	(957)
Changes due to collection/realization of expected cash flows over time		(461)	(491)
Total changes in fair value of MSRs carried at fair value		(287)	(1,448)
Amortization		(67)	(67)
Net derivative gains (losses) from economic hedges (3)	(B)	(72)	1,455
Total servicing income, net		456	850
Net gains on mortgage loan origination/sales activities		772	748
Total mortgage banking noninterest income		$1,228	1,598
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$102	498

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 8.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

Note 8: Mortgage Banking Activities (continued)

Table 8.5 summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and adjustments to the repurchase liability are recorded in net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $155 million at March 31, 2017, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
Table 8.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended March 31,
(in millions)	2017	2016
Balance, beginning of period	$229	378
Provision for repurchase losses:
Loan sales	8	7
Change in estimate (1)	(8)	(19)
Net additions (reductions)	—	(12)
Losses	(7)	(11)
Balance, end of period	$222	355

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets
Table 9.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 9.1: Intangible Assets

	March 31, 2017			December 31, 2016
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,658	(2,256)	1,402	3,595	(2,189)	1,406
Core deposit intangibles	12,834	(11,427)	1,407	12,834	(11,214)	1,620
Customer relationship and other intangibles	3,945	(2,917)	1,028	3,928	(2,839)	1,089
Total amortized intangible assets	$20,437	(16,600)	3,837	20,357	(16,242)	4,115
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$13,208			12,959
Goodwill	26,666			26,693
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

Table 9.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2017. Future amortization expense may vary from these projections.
Table 9.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Three months ended March 31, 2017 (actual)	$67	213	79	359
Estimate for the remainder of 2017	$190	638	230	1,058
Estimate for year ended December 31,
2018	218	769	300	1,287
2019	194		108	302
2020	178		89	267
2021	153		76	229
2022	134		63	197

(1)	The three months ended March 31, 2017 balance includes $3 million for lease intangible amortization.

Table 9.3 shows the allocation of goodwill to our reportable operating segments.
Table 9.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2015	$16,849	7,475	1,205	25,529
Reduction in goodwill related to divested businesses and other	—	(58)	—	(58)
Goodwill from business combinations	—	1,532	—	1,532
March 31, 2016	$16,849	8,949	1,205	27,003
December 31, 2016	$16,849	8,585	1,259	26,693
Reduction in goodwill related to divested businesses and other	—	(27)	—	(27)
March 31, 2017	$16,849	8,558	1,259	26,666
We assess goodwill for impairment at a reporting unit level, which is one level below the operating segments. See Note 18 (Operating Segments) for further information on management reporting.

Note 10: Guarantees, Pledged Assets and Collateral
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of arrangements. For complete descriptions of our guarantees, see Note 14 (Guarantees, Pledged Assets and Collateral) to Financial Statements in our 2016 Form 10-K. Table 10.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

Table 10.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
March 31, 2017
Standby letters of credit (1)	$39	15,818	8,319	3,288	661	28,086	9,594
Securities lending and other indemnifications (2)	—	—	—	1	793	794	2
Written put options (3)	(129)	12,708	10,690	4,354	1,438	29,190	17,870
Loans and MHFS sold with recourse (4)	54	213	533	980	8,739	10,465	7,425
Factoring guarantees (5)	—	766	—	—	—	766	766
Other guarantees	4	13	20	17	4,507	4,557	5
Total guarantees	$(32)	29,518	19,562	8,640	16,138	73,858	35,662
December 31, 2016
Standby letters of credit (1)	$38	16,050	8,727	3,194	658	28,629	9,898
Securities lending and other indemnifications (2)	—	—	—	1	1,166	1,167	2
Written put options (3)	37	10,427	10,805	4,573	1,216	27,021	15,915
Loans and MHFS sold with recourse (4)	55	84	637	947	8,592	10,260	7,228
Factoring guarantees (5)	—	1,109	—	—	—	1,109	1,109
Other guarantees	6	19	21	17	3,580	3,637	15
Total guarantees	$136	27,689	20,190	8,732	15,212	71,823	34,167

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $8.8 billion and $9.2 billion at March 31, 2017, and December 31, 2016, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $75 million and $175 million with related collateral of $718 million and $991 million at March 31, 2017, and December 31, 2016, respectively. Estimated maximum exposure to loss was $793 million at March 31, 2017 and $1.2 billion at December 31, 2016.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million of loans associated with these agreements in the first quarter 2017, and $1 million in the same period of 2016.

(5)
Consists of guarantees made under certain factoring arrangements to purchase trade receivables from third parties, generally upon their request, if receivable debtors default on their payment obligations.

“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. Credit quality indicators we usually consider in evaluating risk of payments or performance are described in Note 5 (Loans and Allowance for Credit Losses).

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

Note 10: Guarantees, Pledged Assets and Collateral (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 10.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $14.2 billion and $13.4 billion at March 31, 2017, and December 31, 2016, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $1.0 billion and $1.1 billion in assets pledged in transactions with VIE's accounted for as secured borrowings at March 31, 2017, and December 31, 2016, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 10.2: Pledged Assets

(in millions)	Mar 31, 2017	Dec 31, 2016
Trading assets and other (1)	$93,849	84,603
Investment securities (2)	78,163	90,946
Mortgages held for sale and loans (3)	506,776	516,112
Total pledged assets	$678,788	691,661

(1)
Consists of trading assets of $31.1 billion and $33.2 billion at March 31, 2017, and December 31, 2016, respectively and off-balance sheet securities of $62.7 billion and $51.4 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total trading assets and other includes $93.4 billion and $84.2 billion at March 31, 2017, and December 31, 2016, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $4.8 billion and $6.2 billion (fair value of $4.7 billion and $6.2 billion) in collateral for repurchase agreements at March 31, 2017, and December 31, 2016, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $101 million and $617 million in collateral pledged under repurchase agreements at March 31, 2017, and December 31, 2016, respectively, that permit the secured parties to sell or repledge the collateral. All other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $9.7 billion and $15.8 billion at March 31, 2017, and December 31, 2016, respectively. Substantially all of the total mortgages held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $888 million and $1.2 billion at March 31, 2017, and December 31, 2016, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on the balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 10.3, we also have balance sheet netting related to derivatives that is disclosed in Note 12 (Derivatives).
Table 10.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Mar 31, 2017	Dec 31, 2016
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$110,061	91,123
Gross amounts offset in consolidated balance sheet (1)	(20,529)	(11,680)
Net amounts in consolidated balance sheet (2)	89,532	79,443
Collateral not recognized in consolidated balance sheet (3)	(88,755)	(78,837)
Net amount (4)	$777	606
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$96,273	89,111
Gross amounts offset in consolidated balance sheet (1)	(20,529)	(11,680)
Net amounts in consolidated balance sheet (6)	75,744	77,431
Collateral pledged but not netted in consolidated balance sheet (7)	(75,505)	(77,184)
Net amount (8)	$239	247

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At March 31, 2017, and December 31, 2016, includes $68.3 billion and $58.1 billion, respectively, classified on our consolidated balance sheet in federal funds sold, securities purchased under resale agreements and other short-term investments and $21.2 billion and $21.3 billion, respectively, in loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2017, and December 31, 2016, we have received total collateral with a fair value of $120.8 billion and $102.3 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $61.5 billion at March 31, 2017, and $50.0 billion at December 31, 2016.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the "Repurchase and Securities Lending Agreements" section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2017, and December 31, 2016, we have pledged total collateral with a fair value of $98.6 billion and $91.4 billion, respectively, of which, the counterparty does not have the right to sell or repledge $5.1 billion as of March 31, 2017 and $6.6 billion as of December 31, 2016.

(8)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.

Note 10: Guarantees, Pledged Assets and Collateral (continued)

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction's maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks by the fact that most of our securities financing activities involve highly liquid securities, we underwrite and monitor the financial strength of our counterparties, we monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and we monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 10.4 provides the underlying collateral types of our gross obligations under repurchase and securities lending agreements.
Table 10.4: Underlying Collateral Types of Gross Obligations

(in millions)	Mar 31, 2017	Dec 31, 2016
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$44,376	34,335
Securities of U.S. States and political subdivisions	106	81
Federal agency mortgage-backed securities	28,726	32,669
Non-agency mortgage-backed securities	1,800	2,167
Corporate debt securities	7,481	6,829
Asset-backed securities	2,370	3,010
Equity securities	1,530	1,309
Other	1,151	1,704
Total repurchases	87,540	82,104
Securities lending:
Securities of U.S. Treasury and federal agencies	130	152
Federal agency mortgage-backed securities	240	104
Non-agency mortgage-backed securities	—	1
Corporate debt securities	556	653
Equity securities (1)	7,807	6,097
Total securities lending	8,733	7,007
Total repurchases and securities lending	$96,273	89,111

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 10.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 10.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2017
Repurchase agreements	$64,530	12,321	5,723	4,966	87,540
Securities lending	7,054	432	1,247	—	8,733
Total repurchases and securities lending (1)	$71,584	12,753	6,970	4,966	96,273
December 31, 2016
Repurchase agreements	$60,516	9,598	6,762	5,228	82,104
Securities lending	5,565	167	1,275	—	7,007
Total repurchases and securities lending (1)	$66,081	9,765	8,037	5,228	89,111

(1)
Securities lending is executed under agreements that allow either party to terminate the transaction without notice, while repurchase agreements have a term structure to them that technically matures at a point in time. The overnight/continuous repurchase agreements require election of both parties to roll the trade rather than the election to terminate the arrangement as in securities lending.

Note 11: Legal Actions
The following supplements our discussion of certain matters previously reported in Note 15 (Legal Actions) to Financial Statements in our 2016 Form 10-K for events occurring during first quarter 2017.

INTERCHANGE LITIGATION  Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation are named as defendants, separately or in combination, in putative class actions filed on behalf of a plaintiff class of merchants and in individual actions brought by individual merchants with regard to the interchange fees associated with Visa and MasterCard payment card transactions. These actions have been consolidated in the U.S. District Court for the Eastern District of New York. Visa, MasterCard and several banks and bank holding companies are named as defendants in these actions. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class actions and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The District Court granted final approval of the settlement, which was appealed to the Second Circuit Court of Appeals by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit Court of Appeals vacated the settlement agreement and reversed and remanded the consolidated action to the U.S. District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the District Court appointed lead class counsel for a damages class and an equitable relief class. Several of the opt-out litigations were settled during the pendency of the Second Circuit appeal while others remain pending. Discovery is proceeding in the opt-out litigations and the remanded class cases.

RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (the “Institutional Investor Plaintiffs”) filed a putative class action complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for a number of residential mortgage-

backed securities (“RMBS”) trusts (the “Federal Court Complaint”). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court and in other states, by RMBS investors. The Federal Court Complaint alleges that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs seek money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York, and the various cases pending against us are proceeding before the same judge. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court dismissed claims related to certain of the trusts at issue (the “Dismissed Trusts”). Our motion to dismiss the Federal Court Complaint was granted in part and denied in part in March 2017. A complaint raising similar allegations to the Federal Court Complaint was filed in May 2016 in New York state court by a different plaintiff investor. In addition, the Institutional Investor Plaintiffs subsequently filed a complaint relating to the Dismissed Trusts and certain additional trusts in California state court (the “California Action”). The California Action was subsequently dismissed in September 2016. In December 2016, the Institutional Investor Plaintiffs filed a new putative class action complaint in New York state court in respect of 261 RMBS trusts, including the Dismissed Trusts, for which Wells Fargo Bank, N.A. serves or served as trustee.

SALES PRACTICES MATTERS Federal, state and local government agencies, including the United States Department of Justice, the United States Securities and Exchange Commission and the United States Department of Labor, and state attorneys general and prosecutors’ offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain sales practices of the Company that were the subject of settlements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. The Company has responded, and continues to respond, to requests from a number of the foregoing seeking information regarding these sales practices and the circumstances of the settlements and related matters.
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought eleven separate putative class action lawsuits against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve any claims regarding products or services provided without authorization or consent for the time period May 1, 2002 to April

20, 2017. Pursuant to the settlement, we will pay $142 million for remediation, attorneys’ fees, and settlement fund claims administration. The settlement is subject to approval by the District Court. Second, Wells Fargo shareholders are pursuing a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary claims, among others, against current and former directors and officers for their alleged failure to detect and prevent sales practices issues, which lawsuits are consolidated into two separate actions in the United States District Court for the Northern District of California and California state court, as well as a third in Delaware state court. Fourth, a range of employment litigation has been brought against Wells Fargo, including an Employee Retirement Income Security Act class action in the United States District Court for the District of Minnesota brought on behalf of 401(k) plan participants; class actions brought in the United States District Court for the Northern District of California and New York state court on behalf of employees who allege they protested sales practice misconduct and/or were terminated for not meeting sales goals; various wage and hour class actions brought in federal and state court in California, New Jersey, and Pennsylvania on behalf of non-exempt branch based employees alleging sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the Department of Labor or in various state courts alleging adverse employment action for raising sales practice misconduct issues.

VA LOAN GUARANTY PROGRAM QUI TAM Wells Fargo Bank, N.A. is named as a defendant in a qui tam lawsuit, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al., brought in the U.S. District Court for the Northern District of Georgia by two individuals on behalf of the United States under the federal False Claims Act. The lawsuit was originally filed on March 8, 2006, and then unsealed on October 3, 2011. The United States elected not to intervene in the action. The plaintiffs allege that Wells Fargo charged certain impermissible closing or origination fees to borrowers under a U.S. Department of Veteran Affairs’ (“VA”) loan guaranty program and then made false statements to the VA concerning such fees in violation of the civil False Claims Act. On their behalf and on behalf of the United States, the plaintiffs seek, among other things, damages equal to three times the amount paid by the VA in connection with any loan guaranty as to which the borrower paid certain impermissible fees or charges less the net amount received by the VA upon any re-sale of collateral, statutory civil penalties of between $5,500 and $11,000 per False Claims Act violation, and attorneys’ fees. The parties have engaged in extensive discovery, and both parties have moved for judgment in their favor as a matter of law. The trial date has been postponed and a status conference is expected to be scheduled for May 2017.

OUTLOOK  When establishing a liability for contingent litigation losses, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. The high end of the range of reasonably possible potential litigation losses in excess of the Company’s liability for probable and estimable losses was approximately $2.0 billion as of March 31, 2017. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established liability or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of either the mortgage related regulatory investigations or the sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 12: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2016 Form 10-K.

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
Table 12.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2017			December 31, 2016
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$243,374	5,910	2,876	235,222	6,587	2,710
Foreign exchange contracts (1)	27,692	540	2,556	25,861	673	2,779
Total derivatives designated as qualifying hedging instruments		6,450	5,432		7,260	5,489
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	222,692	547	548	228,051	1,098	1,441
Equity contracts	9,036	586	98	7,964	545	83
Foreign exchange contracts	17,308	130	142	20,435	626	165
Credit contracts – protection purchased	161	85	—	482	102	—
Subtotal		1,348	788		2,371	1,689
Customer accommodation trading and
other derivatives:
Interest rate contracts	7,231,404	57,030	60,008	6,018,370	57,583	61,058
Commodity contracts	63,882	1,738	1,348	65,532	3,057	2,551
Equity contracts	174,984	5,670	6,712	151,675	4,813	6,029
Foreign exchange contracts	325,923	7,048	6,930	318,999	9,595	9,798
Credit contracts – protection sold	10,601	142	300	10,483	85	389
Credit contracts – protection purchased	19,652	296	184	19,964	365	138
Other contracts	977	—	36	961	—	47
Subtotal		71,924	75,518		75,498	80,010
Total derivatives not designated as hedging instruments		73,272	76,306		77,869	81,699
Total derivatives before netting		79,722	81,738		85,129	87,188
Netting (3)		(67,158)	(69,277)		(70,631)	(72,696)
Total		$12,564	12,461		14,498	14,492

(1)
Notional amounts presented exclude $1.9 billion of interest rate contracts at both March 31, 2017, and December 31, 2016, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at March 31, 2017, and December 31, 2016, excludes $9.8 billion and $9.6 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 12.2 for further information.

Note 12: Derivatives (continued)

Table 12.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $70.5 billion and $75.5 billion of gross derivative assets and liabilities, respectively, at March 31, 2017, and $74.4 billion and $78.4 billion, respectively, at December 31, 2016, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $9.2 billion and $6.2 billion, respectively, at March 31, 2017, and $10.7 billion and $8.7 billion, respectively, at December 31, 2016, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract types. For disclosure purposes, we allocate these netting adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.

We do not net non-cash collateral that we receive and pledge on the balance sheet. For disclosure purposes, we present the fair value of this non-cash collateral in the column titled “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.
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

Table 12.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
March 31, 2017
Derivative assets
Interest rate contracts	$63,487	(56,813)	6,674	(355)	6,319	31%
Commodity contracts	1,738	(734)	1,004	(6)	998	87
Equity contracts	6,256	(3,123)	3,133	(328)	2,805	71
Foreign exchange contracts	7,718	(6,142)	1,576	(22)	1,554	96
Credit contracts – protection sold	142	(54)	88	—	88	19
Credit contracts – protection purchased	381	(292)	89	(1)	88	99
Total derivative assets	$79,722	(67,158)	12,564	(712)	11,852
Derivative liabilities
Interest rate contracts	$63,432	(58,885)	4,547	(2,038)	2,509	27%
Commodity contracts	1,348	(378)	970	(33)	937	83
Equity contracts	6,810	(2,939)	3,871	(451)	3,420	83
Foreign exchange contracts	9,628	(6,813)	2,815	(783)	2,032	99
Credit contracts – protection sold	300	(252)	48	(40)	8	96
Credit contracts – protection purchased	184	(10)	174	(33)	141	14
Other contracts	36	—	36	—	36	100
Total derivative liabilities	$81,738	(69,277)	12,461	(3,378)	9,083
December 31, 2016
Derivative assets
Interest rate contracts	$65,268	(59,880)	5,388	(987)	4,401	34%
Commodity contracts	3,057	(707)	2,350	(30)	2,320	74
Equity contracts	5,358	(3,018)	2,340	(365)	1,975	75
Foreign exchange contracts	10,894	(6,663)	4,231	(362)	3,869	97
Credit contracts – protection sold	85	(48)	37	—	37	61
Credit contracts – protection purchased	467	(315)	152	(1)	151	98
Total derivative assets	$85,129	(70,631)	14,498	(1,745)	12,753
Derivative liabilities
Interest rate contracts	$65,209	(58,956)	6,253	(3,129)	3,124	30%
Commodity contracts	2,551	(402)	2,149	(37)	2,112	38
Equity contracts	6,112	(2,433)	3,679	(331)	3,348	85
Foreign exchange contracts	12,742	(10,572)	2,170	(251)	1,919	100
Credit contracts – protection sold	389	(295)	94	(44)	50	98
Credit contracts – protection purchased	138	(38)	100	(2)	98	50
Other contracts	47	—	47	—	47	100
Total derivative liabilities	$87,188	(72,696)	14,492	(3,794)	10,698

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $288 million and $348 million related to derivative assets and$99 million and $114 million related to derivative liabilities at March 31, 2017, and December 31, 2016, respectively. Cash collateral totaled $3.7 billion and $6.0 billion, netted against derivative assets and liabilities, respectively, at March 31, 2017, and $4.8 billion and $7.1 billion, respectively, at December 31, 2016.

(2)
Represents non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.

(3)
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

Note 12: Derivatives (continued)

Fair Value Hedges
We use derivatives to hedge against changes in fair value of certain financial instruments, including available-for-sale debt securities, mortgages held for sale, and long-term debt. For more information on fair value hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) to Financial Statements in our 2016 Form 10-K.

Table 12.3 shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

Table 12.3: Derivatives in Fair Value Hedging Relationships

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended March 31, 2017
Net interest income (expense) recognized on derivatives (1)	$(131)	(2)	427	4	(33)	265
Gains (losses) recorded in noninterest income
Recognized on derivatives	126	(1)	(564)	(42)	157	(324)
Recognized on hedged item	(141)	—	540	44	(311)	132
Net recognized on fair value hedges (ineffective portion)	$(15)	(1)	(24)	2	(154)	(192)
Quarter ended March 31, 2016
Net interest income (expense) recognized on derivatives (1)	$(181)	(2)	482	—	16	315
Gains (losses) recorded in noninterest income
Recognized on derivatives	(1,683)	(37)	3,103	(66)	1,618	2,935
Recognized on hedged item	1,691	33	(2,807)	59	(1,402)	(2,426)
Net recognized on fair value hedges (ineffective portion)	$8	(4)	296	(7)	216	509

(1)
Includes $(1) million and $(4) million, respectively, for the quarters ended March 31, 2017 and 2016, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency that were excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We use derivatives to hedge certain financial instruments against future interest rate increases and to limit the variability of cash flows on certain financial instruments due to changes in the benchmark interest rate. For more information on cash flow hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) to Financial Statements in our 2016 Form 10-K.
Based upon current interest rates, we estimate that $416 million (pre tax) of deferred net gains on derivatives in OCI at March 31, 2017, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 6 years.
Table 12.4 shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

Table 12.4: Derivatives in Cash Flow Hedging Relationships

	Quarter ended March 31,
(in millions)	2017	2016
Gains (losses) (pre tax) recognized in OCI on derivatives	(133)	1,999
Gains (pre tax) reclassified from cumulative OCI into net income (1)	202	256
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	(3)	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments
We use economic hedges primarily to hedge the risk of changes in the fair value of certain residential MHFS, residential MSRs measured at fair value, derivative loan commitments and other interests held. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by ineffectiveness recognized on our fair value accounting hedges. The resulting gain or loss on these economic hedge derivatives is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $(72) million in first quarter 2017 and $1.5 billion in first quarter 2016, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $228 million at March 31, 2017, and net liability of $617 million at December 31, 2016. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $113 million and net liability of $6 million at March 31, 2017, and December 31, 2016, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 12.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2016 Form 10-K. Table 12.5 shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

Table 12.5: Derivatives Not Designated as Hedging Instruments

	Quarter ended March 31,
(in millions)	2017	2016
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	(9)	865
Other (2)	6	(135)
Equity contracts (3)	(481)	83
Foreign exchange contracts (2)	(93)	(166)
Credit contracts (2)	4	—
Subtotal (4)	(573)	647
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (5)	193	465
Other (6)	45	(450)
Commodity contracts (6)	60	53
Equity contracts (6)	(1,109)	20
Foreign exchange contracts (6)	185	222
Credit contracts (6)	(15)	(16)
Other (2)	12	(21)
Subtotal	(629)	273
Net gains (losses) recognized related to derivatives not designated as hedging instruments	(1,202)	920

(1)
Reflected in mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Included in other noninterest income.

(3)	Included in net gains (losses) from equity investments and other noninterest income.

(4)	Includes hedging gains (losses) of $2 million and $(131) million for first quarter 2017, and 2016, respectively, which partially offset hedge accounting ineffectiveness.

(5)	Reflected in mortgage banking noninterest income including gains (losses) on interest rate lock commitments and net gains from trading activities in noninterest income.

(6)	Included in net gains from trading activities in noninterest income.

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
Table 12.6 provides details of sold and purchased credit derivatives.
Table 12.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
March 31, 2017
Credit default swaps on:
Corporate bonds	$15	3,306	1,645	2,577	729	1,024	2017 - 2026
Structured products	141	306	271	245	61	209	2020 - 2047
Credit protection on:
Default swap index	—	3,043	665	241	2,802	4,168	2017 - 2027
Commercial mortgage-backed securities index	126	499	—	461	38	66	2047 - 2058
Asset-backed securities index	17	44	—	40	4	5	2045 - 2046
Other	1	3,403	3,403	—	3,403	10,777	2017 - 2028
Total credit derivatives	$300	10,601	5,984	3,564	7,037	16,249
December 31, 2016
Credit default swaps on:
Corporate bonds	$22	4,324	1,704	3,060	1,264	1,804	2017 - 2026
Structured products	193	405	333	295	110	79	2020 - 2047
Credit protection on:
Default swap index	—	1,515	257	139	1,376	3,668	2017 - 2021
Commercial mortgage-backed securities index	156	627	—	584	43	71	2047 - 2058
Asset-backed securities index	17	45	—	40	5	187	2045 - 2046
Other	1	3,567	3,568	—	3,567	10,519	2017 - 2047
Total credit derivatives	$389	10,483	5,862	4,118	6,365	16,328

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.3 billion at March 31, 2017, and $12.8 billion at December 31, 2016, for which we posted $8.3 billion and $8.9 billion, respectively, in collateral in the normal course of business. If the credit rating of our debt had been downgraded below investment grade, which is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted, on March 31, 2017, or December 31, 2016, we would have been required to post additional collateral of $3.0 billion or $4.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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
See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2016 Form 10-K.

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
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third-party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2016 Form 10-K. Table 13.1. presents unadjusted fair value measurements provided by brokers or third-party pricing services by fair value hierarchy level. Fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from Table 13.1.

Table 13.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
March 31, 2017
Trading assets	$—	—	—	648	55	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	21,672	2,953	—
Securities of U.S. states and political subdivisions	—	—	—	—	50,701	214
Mortgage-backed securities	—	69	—	—	170,540	89
Other debt securities (1)	—	777	861	—	46,797	250
Total debt securities	—	846	861	21,672	270,991	553
Total marketable equity securities	—	—	—	—	293	—
Total available-for-sale securities	—	846	861	21,672	271,284	553
Derivatives assets	—	—	—	25	7	—
Derivatives liabilities	—	—	—	(21)	(2)	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2016
Trading assets	$—	—	—	899	60	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	22,870	2,949	—
Securities of U.S. states and political subdivisions	—	—	—	—	49,837	208
Mortgage-backed securities	—	171	—	—	176,923	92
Other debt securities (1)	—	450	968	—	49,162	54
Total debt securities	—	621	968	22,870	278,871	354
Total marketable equity securities	—	—	—	—	358	—
Total available-for-sale securities	—	621	968	22,870	279,229	354
Derivatives assets	—	—	—	22	—	—
Derivatives liabilities	—	—	—	(109)	(1)	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 13.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 13.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
March 31, 2017
Trading assets
Securities of U.S. Treasury and federal agencies	$12,369	3,436	—		—		15,805
Securities of U.S. states and political subdivisions	—	3,330	3		—		3,333
Collateralized loan obligations	—	426	398		—		824
Corporate debt securities	—	9,252	37		—		9,289
Mortgage-backed securities	—	20,466	—		—		20,466
Asset-backed securities	—	794	—		—		794
Equity securities	28,414	246	—		—		28,660
Total trading securities (1)	40,783	37,950	438		—		79,171
Other trading assets	—	1,129	26		—		1,155
Total trading assets	40,783	39,079	464		—		80,326
Securities of U.S. Treasury and federal agencies	21,672	2,953	—		—		24,625
Securities of U.S. states and political subdivisions	—	50,701	1,360	(2)	—		52,061
Mortgage-backed securities:
Federal agencies	—	156,966	—		—		156,966
Residential	—	7,592	1		—		7,593
Commercial	—	6,551	89		—		6,640
Total mortgage-backed securities	—	171,109	90		—		171,199
Corporate debt securities	60	9,979	391		—		10,430
Collateralized loan and other debt obligations (3)	—	33,045	964	(2)	—		34,009
Asset-backed securities:
Automobile loans and leases	—	11	—		—		11
Home equity loans	—	319	—		—		319
Other asset-backed securities	—	4,905	845	(2)	—		5,750
Total asset-backed securities	—	5,235	845		—		6,080
Other debt securities	—	1	—		—		1
Total debt securities	21,732	273,023	3,650		—		298,405
Marketable equity securities:
Perpetual preferred securities	190	292	—		—		482
Other marketable equity securities	642	1	—		—		643
Total marketable equity securities	832	293	—		—		1,125
Total available-for-sale securities	22,564	273,316	3,650		—		299,530
Mortgages held for sale	—	13,061	957		—		14,018
Loans	—	—	505		—		505
Mortgage servicing rights (residential)	—	—	13,208		—		13,208
Derivative assets:
Interest rate contracts	28	63,205	254		—		63,487
Commodity contracts	—	1,701	37		—		1,738
Equity contracts	1,808	3,215	1,233		—		6,256
Foreign exchange contracts	25	7,679	14		—		7,718
Credit contracts	—	294	229		—		523
Netting	—	—	—		(67,158)	(4)	(67,158)
Total derivative assets	1,861	76,094	1,767		(67,158)		12,564
Other assets – excluding nonmarketable equity investments at NAV	—	40	3,740		—		3,780
Total assets included in the fair value hierarchy	$65,208	401,590	24,291		(67,158)		423,931
Other assets – nonmarketable equity investments at NAV (5)							—
Total assets recorded at fair value							$423,931
Derivative liabilities:
Interest rate contracts	$(19)	(63,377)	(36)		—		(63,432)
Commodity contracts	—	(1,330)	(18)		—		(1,348)
Equity contracts	(1,164)	(4,114)	(1,532)		—		(6,810)
Foreign exchange contracts	(21)	(9,596)	(11)		—		(9,628)
Credit contracts	—	(342)	(142)		—		(484)
Other derivative contracts	—	—	(36)		—		(36)
Netting	—	—	—		69,277	(4)	69,277
Total derivative liabilities	(1,204)	(78,759)	(1,775)		69,277		(12,461)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(12,164)	(809)	—		—		(12,973)
Corporate debt securities	—	(4,712)	—		—		(4,712)
Equity securities	(2,246)	—	—		—		(2,246)
Other securities	—	(51)	—		—		(51)
Total short sale liabilities	(14,410)	(5,572)	—		—		(19,982)
Other liabilities	—	—	(4)		—		(4)
Total liabilities recorded at fair value	$(15,614)	(84,331)	(1,779)		69,277		(32,447)

(1)
Net gains (losses) from trading activities recognized in the income statement for the quarters ended March 31, 2017 and 2016 include $587 million and $572 million in net unrealized gains (losses) on trading securities held at March 31, 2017 and 2016, respectively.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $945 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2016
Trading assets
Securities of U.S. Treasury and federal agencies	$14,950	2,710	—		—		17,660
Securities of U.S. states and political subdivisions	—	2,910	3		—		2,913
Collateralized loan obligations	—	501	309		—		810
Corporate debt securities	—	9,481	34		—		9,515
Mortgage-backed securities	—	20,254	—		—		20,254
Asset-backed securities	—	1,128	—		—		1,128
Equity securities	20,462	290	—		—		20,752
Total trading securities (1)	35,412	37,274	346		—		73,032
Other trading assets	—	1,337	28		—		1,365
Total trading assets	35,412	38,611	374		—		74,397
Securities of U.S. Treasury and federal agencies	22,870	2,949	—		—		25,819
Securities of U.S. states and political subdivisions	—	49,961	1,140	(2)	—		51,101
Mortgage-backed securities:
Federal agencies	—	161,230	—		—		161,230
Residential	—	7,815	1		—		7,816
Commercial	—	8,411	91		—		8,502
Total mortgage-backed securities	—	177,456	92		—		177,548
Corporate debt securities	58	10,967	432		—		11,457
Collateralized loan and other debt obligations (3)	—	34,141	879	(2)	—		35,020
Asset-backed securities:
Automobile loans and leases	—	9	—		—		9
Home equity loans	—	327	—		—		327
Other asset-backed securities	—	4,909	962	(2)	—		5,871
Total asset-backed securities	—	5,245	962		—		6,207
Other debt securities	—	1	—		—		1
Total debt securities	22,928	280,720	3,505		—		307,153
Marketable equity securities:
Perpetual preferred securities	112	357	—		—		469
Other marketable equity securities	741	1	—		—		742
Total marketable equity securities	853	358	—		—		1,211
Total available-for-sale securities	23,781	281,078	3,505		—		308,364
Mortgages held for sale	—	21,057	985		—		22,042
Loans	—	—	758		—		758
Mortgage servicing rights (residential)	—	—	12,959		—		12,959
Derivative assets:
Interest rate contracts	44	64,986	238		—		65,268
Commodity contracts	—	3,020	37		—		3,057
Equity contracts	1,314	2,997	1,047		—		5,358
Foreign exchange contracts	22	10,843	29		—		10,894
Credit contracts	—	280	272		—		552
Netting	—	—	—		(70,631)	(4)	(70,631)
Total derivative assets	1,380	82,126	1,623		(70,631)		14,498
Other assets – excluding nonmarketable equity investments at NAV	—	16	3,259		—		3,275
Total assets included in the fair value hierarchy	$60,573	422,888	23,463		(70,631)		436,293
Other assets – nonmarketable equity investments at NAV (5)							—
Total assets recorded at fair value							$436,293
Derivative liabilities:
Interest rate contracts	$(45)	(65,047)	(117)		—		(65,209)
Commodity contracts	—	(2,537)	(14)		—		(2,551)
Equity contracts	(919)	(3,879)	(1,314)		—		(6,112)
Foreign exchange contracts	(109)	(12,616)	(17)		—		(12,742)
Credit contracts	—	(332)	(195)		—		(527)
Other derivative contracts	—	—	(47)		—		(47)
Netting	—	—	—		72,696	(4)	72,696
Total derivative liabilities	(1,073)	(84,411)	(1,704)		72,696		(14,492)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,722)	(701)	—		—		(10,423)
Corporate debt securities	—	(4,063)	—		—		(4,063)
Equity securities	(1,795)	—	—		—		(1,795)
Other securities	—	(98)	—		—		(98)
Total short sale liabilities	(11,517)	(4,862)	—		—		(16,379)
Other liabilities	—	—	(4)		—		(4)
Total liabilities recorded at fair value	$(12,590)	(89,273)	(1,708)		72,696		(30,875)

(1)
Net gains (losses) from trading activities recognized in the income statement for the year ended December 31, 2016, include $820 million in net unrealized gains (losses) on trading securities held at December 31, 2016.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $847 million.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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
Table 13.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended March 31, 2017
Trading assets	$—	—	1	(3)	3	(1)	—
Available-for-sale securities	—	—	72	(5)	5	(72)	—
Mortgages held for sale	—	—	1	(42)	42	(1)	—
Net derivative assets and liabilities (2)	—	—	3	22	(22)	(3)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	77	(28)	28	(77)	—
Quarter ended March 31, 2016
Trading assets	$4	—	11	(4)	—	(11)	—
Available-for-sale securities	—	—	—	(80)	80	—	—
Mortgages held for sale	—	—	2	(29)	29	(2)	—
Net derivative assets and liabilities (2)	—	—	62	(25)	25	(62)	—
Short sale liabilities	(1)	—	—	1	—	—	—
Total transfers	$3	—	75	(137)	134	(75)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2017, are presented in Table 13.4.
Table 13.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2017

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	309	4	—	85	—	—	398	—
Corporate debt securities	34	—	—	1	3	(1)	37	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	346	4	—	86	3	(1)	438	—
Other trading assets	28	(2)	—	—	—	—	26	(1)
Total trading assets	374	2	—	86	3	(1)	464	(1)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,140	—	2	285	5	(72)	1,360	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	91	(3)	4	(3)	—	—	89	(4)
Total mortgage-backed securities	92	(3)	4	(3)	—	—	90	(4)
Corporate debt securities	432	(14)	8	(35)	—	—	391	—
Collateralized loan and other debt obligations	879	5	41	39	—	—	964	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	962	—	2	(119)	—	—	845	—
Total asset-backed securities	962	—	2	(119)	—	—	845	—
Total debt securities	3,505	(12)	57	167	5	(72)	3,650	(4)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,505	(12)	57	167	5	(72)	3,650	(4)
Mortgages held for sale	985	(9)	—	(60)	42	(1)	957	(11)	(6)
Loans	758	(6)	—	(247)	—	—	505	(5)	(6)
Mortgage servicing rights (residential) (7)	12,959	(287)	—	536	—	—	13,208	174	(6)
Net derivative assets and liabilities:
Interest rate contracts	121	209	—	(112)	—	—	218	85
Commodity contracts	23	2	—	(6)	—	—	19	7
Equity contracts	(267)	(44)	—	37	(22)	(3)	(299)	(57)
Foreign exchange contracts	12	(9)	—	—	—	—	3	(5)
Credit contracts	77	7	—	3	—	—	87	(14)
Other derivative contracts	(47)	11	—	—	—	—	(36)	11
Total derivative contracts	(81)	176	—	(78)	(22)	(3)	(8)	27	(8)
Other assets	3,259	481	—	—	—	—	3,740	485	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(4)	—	—	—	—	—	(4)	—	(6)

(1)	See Table 13.5 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2017.
Table 13.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$1	(1)	—	—	—
Collateralized loan obligations	199	(76)	—	(38)	85
Corporate debt securities	6	(5)	—	—	1
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	206	(82)	—	(38)	86
Other trading assets	—	—	—	—	—
Total trading assets	206	(82)	—	(38)	86
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	346	(61)	285
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	4	—	—	(39)	(35)
Collateralized loan and other debt obligations	72	—	—	(33)	39
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	21	(140)	(119)
Total asset-backed securities	—	—	21	(140)	(119)
Total debt securities	76	—	367	(276)	167
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	76	—	367	(276)	167
Mortgages held for sale	22	(156)	106	(32)	(60)
Loans	1	(129)	6	(125)	(247)
Mortgage servicing rights (residential) (1)	—	(47)	583	—	536
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(112)	(112)
Commodity contracts	—	—	—	(6)	(6)
Equity contracts	—	—	—	37	37
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	(1)	—	2	3
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(1)	—	(79)	(78)
Other assets	—	—	—	—	—
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2016, are presented in Table 13.6.

Table 13.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2016

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$8	—	—	—	—	—	8	—
Collateralized loan obligations	343	(25)	—	(39)	—	(11)	268	(23)
Corporate debt securities	56	(5)	—	(18)	—	—	33	(4)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	407	(30)	—	(57)	—	(11)	309	(27)
Other trading assets	34	(2)	—	—	—	—	32	—
Total trading assets	441	(32)	—	(57)	—	(11)	341	(27)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,500	1	3	(127)	80	—	1,457	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	—	—	—	—	73	—
Total mortgage-backed securities	74	—	—	—	—	—	74	—
Corporate debt securities	405	2	19	27	—	—	453	—
Collateralized loan and other debt obligations	565	15	(24)	257	—	—	813	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,182	—	—	58	—	—	1,240	—
Total asset-backed securities	1,182	—	—	58	—	—	1,240	—
Total debt securities	3,726	18	(2)	215	80	—	4,037	—	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,726	18	(2)	215	80	—	4,037	—
Mortgages held for sale	1,082	24	—	(62)	29	(2)	1,071	21	(6)
Loans	5,316	(1)	—	(94)	—	—	5,221	(2)	(6)
Mortgage servicing rights (residential) (7)	12,415	(1,448)	—	366	—	—	11,333	(957)	(6)
Net derivative assets and liabilities:
Interest rate contracts	288	599	—	(379)	—	(7)	501	270
Commodity contracts	12	2	—	(3)	—	—	11	3
Equity contracts	(111)	(2)	—	(140)	25	(55)	(283)	(147)
Foreign exchange contracts	—	—	—	—	—	—	—	—
Credit contracts	(3)	9	—	(6)	—	—	—	(1)
Other derivative contracts	(58)	(21)	—	2	—	—	(77)	(21)
Total derivative contracts	128	587	—	(526)	25	(62)	152	104	(8)
Other assets	3,065	(57)	—	89	—	—	3,097	(58)	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(30)	—	—	25	—	—	(5)	—	(6)

(1)	See Table 13.7 for detail.

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
Table 13.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	56	(95)	—	—	(39)
Corporate debt securities	3	(21)	—	—	(18)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	59	(116)	—	—	(57)
Other trading assets	—	—	—	—	—
Total trading assets	59	(116)	—	—	(57)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	28	—	16	(171)	(127)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	28	—	—	(1)	27
Collateralized loan and other debt obligations	301	—	—	(44)	257
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	160	(102)	58
Total asset-backed securities	—	—	160	(102)	58
Total debt securities	357	—	176	(318)	215
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	357	—	176	(318)	215
Mortgages held for sale	22	(159)	118	(43)	(62)
Loans	4	—	88	(186)	(94)
Mortgage servicing rights (residential) (1)	—	—	366	—	366
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(379)	(379)
Commodity contracts	—	—	—	(3)	(3)
Equity contracts	13	(147)	—	(6)	(140)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	3	—	—	(9)	(6)
Other derivative contracts	—	—	—	2	2
Total derivative contracts	16	(147)	—	(395)	(526)
Other assets	89	—	—	—	89
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	25	25

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

Table 13.8 and Table 13.9 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2016 Form 10-K.

Table 13.8: Valuation Techniques – Recurring Basis – March 31, 2017

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
March 31, 2017
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$1,120		Discounted cash flow	Discount rate	1.2	-	5.0%		2.0
Auction rate securities and other municipal bonds	29		Discounted cash flow	Discount rate	4.1	-	4.6		4.3
	214		Vendor priced
Collateralized loan and other debt obligations (2)	398		Market comparable pricing	Comparability adjustment	(19.8)	-	20.3		1.6
	964		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	401		Discounted cash flow	Discount rate	1.7	-	4.3		3.1
Other commercial and consumer	417	(4)	Discounted cash flow	Discount rate	3.3	-	4.7		4.2
				Weighted average life	0.6	-	4.0	yrs	2.8
	27		Vendor priced
Mortgages held for sale (residential)	928		Discounted cash flow	Default rate	0.5	-	8.1%		1.8
				Discount rate	2.1	-	7.0		5.3
				Loss severity	0.1	-	45.9		28.1
				Prepayment rate	6.2	-	17.2		10.0
	29		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(36.3)
Loans	505	(5)	Discounted cash flow	Discount rate	0.0	-	7.2		0.2
				Prepayment rate	9.4	-	100.0		95.0
Mortgage servicing rights (residential)	13,208		Discounted cash flow	Cost to service per loan (6)	$79	-	562		150
				Discount rate	6.6	-	18.8%		6.9
				Prepayment rate (7)	9.2	-	21.2		10.2
Net derivative assets and (liabilities):
Interest rate contracts	105		Discounted cash flow	Default rate	0.0	-	6.8		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		9.6
Interest rate contracts: derivative loan commitments	113		Discounted cash flow	Fall-out factor	1.0	-	99.0		21.0
				Initial-value servicing	(23.8)	-	131.2	bps	61.0
Equity contracts	94		Discounted cash flow	Conversion factor	(10.3)	-	0.0%		(7.9)
				Weighted average life	0.8	-	2.8	yrs	1.7
	(393)		Option model	Correlation factor	(77.0)	-	98.5%		37.6
				Volatility factor	5.0	-	100.0		19.7
Credit contracts	0	(8)	Market comparable pricing	Comparability adjustment	(23.8)	-	29.1		1.0
	87		Option model	Credit spread	0.0	-	9.4		1.1
				Loss severity	12.0	-	60.0		48.4
Other assets: nonmarketable equity investments	17		Discounted cash flow	Discount rate	5.0	-	10.3		9.0
				Volatility Factor	0.4		2.8		1.4
	3,723		Market comparable pricing	Comparability adjustment	(21.0)	-	(4.8)		(15.6)

Insignificant Level 3 assets, net of liabilities	526	(9)
Total level 3 assets, net of liabilities	$22,512	(10)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $945 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $79 - $280.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)	Consists of $15 million of derivative assets and $15 million derivative liabilities.

(9)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts, and other derivative contracts.

(10)	Consists of total Level 3 assets of $24.3 billion and total Level 3 liabilities of $1.8 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.9: Valuation Techniques – Recurring Basis – December 31, 2016

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2016
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$906		Discounted cash flow	Discount rate	1.1	-	5.6%		2.0
Auction rate securities and other municipal bonds	29		Discounted cash flow	Discount rate	3.7	-	4.9		4.5
				Weighted average life	3.6	-	3.6	yrs	3.6
	208		Vendor priced
Collateralized loan and other debt obligations (2)	309		Market comparable pricing	Comparability adjustment	(15.5)	-	20.3%		2.9
	879		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	443		Discounted cash flow	Discount rate	1.9	-	4.8		3.3
Other commercial and consumer	492	(4)	Discounted cash flow	Discount rate	3.0	-	4.6		3.9
				Weighted average life	0.8	-	4.2	yrs	2.9
	27		Vendor priced
Mortgages held for sale (residential)	955		Discounted cash flow	Default rate	0.5	-	7.9%		1.9
				Discount rate	1.1	-	6.9		5.1
				Loss severity	0.1	-	42.5		26.9
				Prepayment rate	6.3	-	17.1		10.0
	30		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(37.8)
Loans	758	(5)	Discounted cash flow	Discount rate	0.0	-	3.9		0.6
				Prepayment rate	0.4	-	100.0		83.7
				Utilization rate	0.0	-	0.8		0.1
Mortgage servicing rights (residential)	12,959		Discounted cash flow	Cost to service per loan (6)	$79	-	598		155
				Discount rate	6.5	-	18.4%		6.8
				Prepayment rate (7)	9.4	-	20.6		10.3
Net derivative assets and (liabilities):
Interest rate contracts	127		Discounted cash flow	Default rate	0.1	-	6.8		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		9.6
Interest rate contracts: derivative loan commitments	(6)		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.0
				Initial-value servicing	(23.0)	-	131.2	bps	56.8
Equity contracts	79		Discounted cash flow	Conversion factor	(10.6)	-	0.0%		(7.9)
				Weighted average life	1.0	-	3.0	yrs	2.0
	(346)		Option model	Correlation factor	(65.0)	-	98.5%		39.9
				Volatility factor	6.5	-	100.0		20.7
Credit contracts	(28)		Market comparable pricing	Comparability adjustment	(27.7)	-	21.3		0.02
	105		Option model	Credit spread	0.0	-	11.6		1.2
				Loss severity	12.0	-	60.0		50.4
Other assets: nonmarketable equity investments	21		Discounted cash flow	Discount rate	5.0	-	10.3		8.7
				Volatility Factor	0.3		2.4		1.1
	3,238		Market comparable pricing	Comparability adjustment	(22.1)	-	(5.5)		(16.4)

Insignificant Level 3 assets, net of liabilities	570	(8)
Total level 3 assets, net of liabilities	$21,755	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $847 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $79 - $293.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading assets, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts, and other derivative contracts.

(9)	Consists of total Level 3 assets of $23.5 billion and total Level 3 liabilities of $1.7 billion, before netting of derivative balances.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. Table 13.14 provides the fair value hierarchy and carrying amount of all assets that were still held as of March 31, 2017, and December 31, 2016, and for which a nonrecurring fair value adjustment was recorded during the periods presented.
Table 13.14: Fair Value on a Nonrecurring Basis

	March 31, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,624	1,318	2,942	—	2,312	1,350	3,662
Loans held for sale	—	24	—	24	—	8	—	8
Loans:
Commercial	—	452	—	452	—	464	—	464
Consumer	—	225	5	230	—	822	7	829
Total loans (2)	—	677	5	682	—	1,286	7	1,293
Other assets - excluding nonmarketable equity investments at NAV (3)	—	170	147	317	—	233	412	645
Total included in the fair value hierarchy	$—	2,495	1,470	3,965	—	3,839	1,769	5,608
Other assets - nonmarketable equity investments at NAV (4)				—				13
Total assets at fair value on a nonrecurring basis				$3,965				5,621

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned, operating lease assets and nonmarketable equity investments.

(4)
Consists of certain nonmarketable equity investments that are measured at fair value on a nonrecurring basis using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Table 13.15 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 13.15: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2017	2016
Mortgages held for sale (LOCOM)	$21	31
Loans:
Commercial	(127)	(110)
Consumer	(175)	(260)
Total loans (1)	(302)	(370)
Other assets (2)	(100)	(99)
Total	$(381)	(438)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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
We have excluded from the table valuation techniques and significant unobservable inputs for certain classes of Level 3 assets measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 nonrecurring measurements. We made this determination based upon an evaluation of each class that considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

Table 13.16: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
March 31, 2017
Residential mortgages held for sale (LOCOM)	$1,318	(3)	Discounted cash flow	Default rate	(4)	0.1	—	8.6%	2.8%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	47.8	2.4
				Prepayment rate	(5)	3.5	—	100.0	49.9
Other assets: nonmarketable equity investments	3		Discounted cash flow	Discount rate		15.0	—	15.0	15.0
Insignificant level 3 assets	149
Total	$1,470
December 31, 2016
Residential mortgages held for sale (LOCOM)	$1,350	(3)	Discounted cash flow	Default rate	(4)	0.2	—	4.3%	1.9%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	50.1	2.4
				Prepayment rate	(5)	3.0	—	100.0	50.7
Other assets: nonmarketable equity investments	220		Discounted cash flow	Discount rate		4.7	—	9.3	7.3
Insignificant level 3 assets	199
Total	$1,769

(1)	Refer to the narrative following Table 13.9 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both March 31, 2017, and December 31, 2016, and $32 million and $33 million of other mortgage loans that are not government insured/guaranteed at March 31, 2017 and December 31, 2016, respectively.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

Alternative Investments
We hold certain nonmarketable equity investments for which we use NAV per share (or its equivalent) as a practical expedient for fair value measurements, including estimated fair values for investments accounted for under the cost method. The investments consist of private equity funds that invest in equity and debt securities issued by private and publicly-held companies. The fair values of these investments and related unfunded commitments totaled $16 million and $27 million, respectively, at March 31, 2017, and $48 million and $37 million, respectively, at December 31, 2016. The investments do not allow redemptions. We receive distributions as the underlying assets of the funds liquidate, which we expect to occur through 2023.

Note 13: Fair Values of Assets and Liabilities (continued)

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2016 Form 10-K.

Table 13.17 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 13.17: Fair Value Option

	March 31, 2017			December 31, 2016
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets – loans:
Total loans	$1,120	1,168	(48)	1,332	1,418	(86)
Nonaccrual loans	46	49	(3)	100	115	(15)
Mortgages held for sale:
Total loans	14,018	13,695	323	22,042	21,961	81
Nonaccrual loans	130	172	(42)	136	182	(46)
Loans 90 days or more past due and still accruing	11	15	(4)	12	16	(4)
Loans held for sale:
Total loans	—	6	(6)	—	6	(6)
Nonaccrual loans	—	6	(6)	—	6	(6)
Loans:
Total loans	505	529	(24)	758	775	(17)
Nonaccrual loans	302	325	(23)	297	318	(21)
Other assets (1)	3,780	N/A	N/A	3,275	N/A	N/A

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 13.18 by income statement line item.
Table 13.18: Fair Value Option – Changes in Fair Value Included in Earnings

	2017			2016
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended March 31,
Trading assets - loans	$—	25	—	—	10	—
Mortgages held for sale	279	—	—	565	—	—
Loans	—	—	—	—	—	(1)
Other assets	—	—	490	—	—	(58)
Other interests held (1)	—	(2)	—	—	(2)	—

(1)	Includes retained interests in securitizations.

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
Table 13.19: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended March 31,
(in millions)	2017	2016
Gains (losses) attributable to instrument-specific credit risk:
Trading assets – loans	$25	10
Mortgages held for sale	(1)	(4)
Total	$24	6

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

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.20: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial assets
Cash and due from banks (1)	$19,698	19,698	—	—	19,698
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	308,747	26,189	282,480	78	308,747
Held-to-maturity securities	108,030	45,154	60,138	2,337	107,629
Mortgages held for sale (2)	3,804	—	2,496	1,318	3,814
Loans held for sale	253	—	255	—	255
Loans, net (3)	927,812	—	58,461	878,705	937,166
Nonmarketable equity investments (cost method)
Excluding investments at NAV	8,108	—	18	8,637	8,655
Total financial assets included in the fair value hierarchy	1,376,452	91,041	403,848	891,075	1,385,964
Investments at NAV (4)	14				16
Total financial assets	$1,376,466				1,385,980
Financial liabilities
Deposits	$1,325,444	—	1,302,614	22,994	1,325,608
Short-term borrowings (1)	94,871	—	94,871	—	94,871
Long-term debt (5)	256,461	—	248,256	10,163	258,419
Total financial liabilities	$1,676,776	—	1,645,741	33,157	1,678,898
December 31, 2016
Financial assets
Cash and due from banks (1)	$20,729	20,729	—	—	20,729
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	266,038	18,670	247,286	82	266,038
Held-to-maturity securities	99,583	45,079	51,706	2,370	99,155
Mortgages held for sale (2)	4,267	—	2,927	1,350	4,277
Loans held for sale	80	—	81	—	81
Loans, net (3)	936,358	—	60,245	887,589	947,834
Nonmarketable equity investments (cost method)
Excluding investments at NAV	8,362	—	18	8,924	8,942
Total financial assets included in the fair value hierarchy	1,335,417	84,478	362,263	900,315	1,347,056
Investments at NAV (4)	35				48
Total financial assets	$1,335,452				1,347,104
Financial liabilities
Deposits	$1,306,079	—	1,282,158	23,995	1,306,153
Short-term borrowings (1)	96,781	—	96,781	—	96,781
Long-term debt (5)	255,070	—	245,704	10,075	255,779
Total financial liabilities	$1,657,930	—	1,624,643	34,070	1,658,713

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes MHFS for which we elected the fair value option.

(3)
Excludes loans for which the fair value option was elected and also exclude lease financing with a carrying amount of $19.2 billion and $19.3 billion at March 31, 2017, and December 31, 2016, respectively.

(4)
Consists of certain nonmarketable equity investments for which estimated fair values are determined using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(5)	Excludes capital lease obligations under capital leases of $7 million at both March 31, 2017, and December 31, 2016.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.2 billion at both March 31, 2017, and December 31, 2016, respectively.

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

Table 14.1: Preferred Stock Shares

	March 31, 2017		December 31, 2016
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series H
Floating Class A Preferred Stock (1)	—	—	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
ESOP
Cumulative Convertible Preferred Stock (2)	—	2,389,181	—	1,439,181
Total		12,841,891		11,941,891

(1)	On January 26, 2017, we filed with the Delaware Secretary of State a Certificate Eliminating the Certificate of Designations with respect to the Series H preferred stock.

(2)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 14: Preferred Stock (continued)

Table 14.2: Preferred Stock – Shares Issued and Carrying Value

	March 31, 2017				December 31, 2016
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
ESOP
Cumulative Convertible Preferred Stock	2,389,181	2,389	2,389	—	1,439,181	1,439	1,439	—
Total	12,482,712	$26,900	25,501	1,399	11,532,712	$25,950	24,551	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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
Table 14.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2017	950,000	—	$950	—	7.00%	8.00
2016	358,528	358,528	358	358	9.30	10.30
2015	200,820	200,820	201	201	8.90	9.90
2014	255,413	255,413	255	255	8.70	9.70
2013	222,558	222,558	223	223	8.50	9.50
2012	144,072	144,072	144	144	10.00	11.00
2011	149,301	149,301	149	149	9.00	10.00
2010	90,775	90,775	91	91	9.50	10.50
2008	17,714	17,714	18	18	10.50	11.50
Total ESOP Preferred Stock (1)	2,389,181	1,439,181	$2,389	1,439
Unearned ESOP shares (2)			$(2,546)	(1,565)

(1)	At March 31, 2017 and December 31, 2016, additional paid-in capital included $157 million and $126 million, respectively, related to ESOP preferred stock.

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
Table 15.1 presents the components of net periodic benefit cost.

Table 15.1: Net Periodic Benefit Cost

	2017			2016
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended March 31,
Service cost	$1	—	—	1	—	—
Interest cost	103	6	7	109	7	10
Expected return on plan assets	(163)	—	(7)	(142)	—	(8)
Amortization of net actuarial loss (gain)	38	2	(2)	33	3	(1)
Amortization of prior service credit	—	—	(3)	—	—	—
Settlement loss	1	2	—	—	2	—
Net periodic benefit cost (income)	$(20)	10	(5)	1	12	1

Note 16: Earnings Per Common Share
Table 16.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 16.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2017	2016
Wells Fargo net income	$5,457	5,462
Less: Preferred stock dividends and other	401	377
Wells Fargo net income applicable to common stock (numerator)	$5,056	5,085
Earnings per common share
Average common shares outstanding (denominator)	5,008.6	5,075.7
Per share	$1.01	1.00
Diluted earnings per common share
Average common shares outstanding	5,008.6	5,075.7
Add: Stock options	21.2	21.2
Restricted share rights	28.0	31.7
Warrants	12.6	10.8
Diluted average common shares outstanding (denominator)	5,070.4	5,139.4
Per share	$1.00	0.99

Table 16.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 16.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2017	2016
Options	2.2	4.4

Note 17: Other Comprehensive Income (continued)

Note 17: Other Comprehensive Income
Table 17.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 17.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2017			2016
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains arising during the period	$369	(133)	236	795	(310)	485
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	7	(3)	4	—	—	—
Net gains on debt securities	(36)	13	(23)	(244)	91	(153)
Net gains from equity investments	(116)	44	(72)	(59)	22	(37)
Other noninterest income	—	—	—	(1)	—	(1)
Subtotal reclassifications to net income	(145)	54	(91)	(304)	113	(191)
Net change	224	(79)	145	491	(197)	294
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	(133)	50	(83)	1,999	(753)	1,246
Reclassification of net (gains) losses to net income:
Interest income on loans	(205)	77	(128)	(260)	98	(162)
Interest expense on long-term debt	3	(1)	2	4	(2)	2
Subtotal reclassifications to net income	(202)	76	(126)	(256)	96	(160)
Net change	(335)	126	(209)	1,743	(657)	1,086
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(7)	3	(4)	(8)	3	(5)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	38	(14)	24	35	(13)	22
Settlements and other	—	—	—	2	(1)	1
Subtotal reclassifications to net periodic benefit costs	38	(14)	24	37	(14)	23
Net change	31	(11)	20	29	(11)	18
Foreign currency translation adjustments:
Net unrealized gains arising during the period	16	1	17	43	8	51
Net change	16	1	17	43	8	51
Other comprehensive income (loss)	$(64)	37	(27)	2,306	(857)	1,449
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			14			(28)
Wells Fargo other comprehensive income (loss), net of tax			$(41)			1,477

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Table 17.2: Cumulative OCI Balances

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended March 31, 2017
Balance, beginning of period	$(1,099)	89	(1,943)	(184)	(3,137)
Net unrealized gains (losses) arising during the period	236	(83)	(4)	17	166
Amounts reclassified from accumulated other comprehensive income	(91)	(126)	24	—	(193)
Net change	145	(209)	20	17	(27)
Less: Other comprehensive income from noncontrolling interests	13	—	—	1	14
Balance, end of period	$(967)	(120)	(1,923)	(168)	(3,178)
Quarter ended March 31, 2016
Balance, beginning of period	$1,813	620	(1,951)	(185)	297
Net unrealized gains (losses) arising during the period	485	1,246	(5)	51	1,777
Amounts reclassified from accumulated other comprehensive income	(191)	(160)	23	—	(328)
Net change	294	1,086	18	51	1,449
Less: Other comprehensive income (loss) from noncontrolling interests	(30)	—	—	2	(28)
Balance, end of period	$2,137	1,706	(1,933)	(136)	1,774

Note 18: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a description of our operating segments, including the underlying management accounting process, see Note 24 (Operating Segments) to Financial Statements in our 2016 Form 10-K. Table 18.1 presents our results by operating segment.
Table 18.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Quarter ended March 31,
Net interest income (2)	$7,627	7,468	4,148	3,748	1,074	943	(549)	(492)	12,300	11,667
Provision (reversal of provision) for credit losses	646	720	(43)	363	(4)	(14)	6	17	605	1,086
Noninterest income	4,466	5,146	2,890	3,210	3,119	2,911	(773)	(739)	9,702	10,528
Noninterest expense	7,221	6,836	4,225	3,968	3,206	3,042	(860)	(818)	13,792	13,028
Income (loss) before income tax expense (benefit)	4,226	5,058	2,856	2,627	991	826	(468)	(430)	7,605	8,081
Income tax expense (benefit)	1,127	1,697	746	719	362	314	(178)	(163)	2,057	2,567
Net income (loss) before noncontrolling interests	3,099	3,361	2,110	1,908	629	512	(290)	(267)	5,548	5,514
Less: Net income (loss) from noncontrolling interests	90	65	(5)	(13)	6	—	—	—	91	52
Net income (loss) (3)	$3,009	3,296	2,115	1,921	623	512	(290)	(267)	5,457	5,462
Average loans	$482.7	484.3	466.3	429.8	70.7	64.1	(56.1)	(51.0)	963.6	927.2
Average assets	990.7	947.4	807.8	748.6	221.9	208.1	(89.4)	(84.2)	1,931.0	1,819.9
Average deposits	717.2	683.0	466.0	428.0	195.6	184.5	(79.6)	(76.1)	1,299.2	1,219.4

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2017, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 19.1: Regulatory Capital Information

	Wells Fargo & Company								Wells Fargo Bank, N.A.
	March 31, 2017				December 31, 2016				March 31, 2017				December 31, 2016
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$149,860		149,860		148,785		148,785		133,362		133,362		132,225	132,225
Tier 1	172,543		172,543		171,364		171,364		133,362		133,362		132,225	132,225
Total	205,269		215,158		204,425		214,877		147,007		156,150		145,665	155,281
Assets:
Risk-weighted	$1,250,630		1,300,723		1,274,589		1,336,198		1,123,251		1,190,078		1,143,681	1,222,876
Adjusted average (1)	1,901,719		1,901,719		1,914,802		1,914,802		1,705,841		1,705,841		1,714,524	1,714,524
Regulatory capital ratios:
Common equity tier 1 capital	11.98%		11.52	*	11.67		11.13	*	11.87		11.21	*	11.56	10.81	*
Tier 1 capital	13.80		13.27	*	13.44		12.82	*	11.87		11.21	*	11.56	10.81	*
Total capital	16.41	*	16.54		16.04	*	16.08		13.09	*	13.12		12.74	12.70	*
Tier 1 leverage (1)	9.07		9.07		8.95		8.95		7.82		7.82		7.71	7.71
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 19.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of March 31, 2017 and December 31, 2016.

Table 19.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Regulatory capital ratios:
Common equity tier 1 capital	6.750%	5.625	5.750	5.125
Tier 1 capital	8.250	7.125	7.250	6.625
Total capital	10.250	9.125	9.250	8.625
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At March 31, 2017, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 1.250% and a global systemically important bank (G-SIB) surcharge of 1.000%. Only the 1.250% capital conservation buffer applies to the Bank at March 31, 2017.

Glossary of Acronyms

ABS	Asset-backed security	HAMP	Home Affordability Modification Program
ACL	Allowance for credit losses	HUD	U.S. Department of Housing and Urban Development
ALCO	Asset/Liability Management Committee	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low income housing tax credit
AUA	Assets under administration	LOCOM	Lower of cost or market value
AUM	Assets under management	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed security
BCBS	Basel Committee on Bank Supervision	MHA	Making Home Affordable programs
BHC	Bank holding company	MHFS	Mortgages held for sale
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	MTN	Medium-term note
CDO	Collateralized debt obligation	NAV	Net asset value
CDS	Credit default swaps	NPA	Nonperforming asset
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	OTTI	Other-than-temporary impairment
CMBS	Commercial mortgage-backed securities	PCI Loans	Purchased credit-impaired loans
CPP	Capital Purchase Program	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RBC	Risk-based capital
DPD	Days past due	RMBS	Residential mortgage-backed securities
ESOP	Employee Stock Ownership Plan	ROA	Wells Fargo net income to average total assets
FAS	Statement of Financial Accounting Standards	ROE	Wells Fargo net income applicable to common stock
FASB	Financial Accounting Standards Board		to average Wells Fargo common stockholders' equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FFELP	Federal Family Education Loan Program	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TARP	Troubled Asset Relief Program
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Globally systemic important bank	VIE	Variable interest entity

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2017.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January (2)	20,383,453	$51.91	236,948,667
February	6,503,317	56.72	240,445,350
March (2)	26,187,454	57.21	214,357,896
Total	53,074,224

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. Unless modified or revoked by the Board, this authorization does not expire.

(2)
January includes a private repurchase transaction of 14,741,919 shares at a weighted-average price per share of $50.88 and March includes a private repurchase transaction of 13,335,040 shares at a weighted-average price per share of $56.24.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2017.

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

Dated: May 5, 2017                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description			Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.			Filed herewith.
3(b)	By-Laws.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 1, 2016.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Letter Agreement, effective September 27, 2016, between the Company and Carrie Tolstedt.			Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed September 28, 2016.
12(a)	Computation of Ratios of Earnings to Fixed Charges:			Filed herewith.
Quarter ended March 31,
		2017	2016
	Including interest on deposits	4.70	6.70
	Excluding interest on deposits	6.03	8.29

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:			Filed herewith.
Quarter ended March 31,
		2017	2016
	Including interest on deposits	3.70	4.80
	Excluding interest on deposits	4.40	5.51

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.
101.INS	XBRL Instance Document			Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document			Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith.