Form 10-Q
period 2017-09-30
WELLS FARGO & COMPANY/MN
filed 2017-11-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 25, 2017
Common stock, $1-2/3 par value	4,924,261,449

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2017 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2017	Jun 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	% Change
For the Period
Wells Fargo net income	$4,596	5,810	5,644	(21)%	(19)	$15,863	16,664	(5)%
Wells Fargo net income applicable to common stock	4,185	5,404	5,243	(23)	(20)	14,645	15,501	(6)
Diluted earnings per common share	0.84	1.07	1.03	(21)	(18)	2.91	3.03	(4)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	0.94%	1.21	1.17	(22)	(20)	1.10%	1.19	(8)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	9.06	11.95	11.60	(24)	(22)	10.83	11.68	(7)
Return on average tangible common equity (ROTCE) (1)	10.79	14.26	13.96	(24)	(23)	12.94	14.08	(8)
Efficiency ratio (2)	65.5	61.1	59.4	7	10	63.1	58.7	7
Total revenue	$21,926	22,169	22,328	(1)	(2)	$66,097	66,685	(1)
Pre-tax pre-provision profit (PTPP) (3)	7,575	8,628	9,060	(12)	(16)	24,413	27,523	(11)
Dividends declared per common share	0.390	0.380	0.380	3	3	1.150	1.135	1
Average common shares outstanding	4,948.6	4,989.9	5,043.4	(1)	(2)	4,982.1	5,061.9	(2)
Diluted average common shares outstanding	4,996.8	5,037.7	5,094.6	(1)	(2)	5,035.4	5,118.2	(2)
Average loans	$952,343	956,879	957,484	—	(1)	$957,581	945,197	1
Average assets	1,938,523	1,927,079	1,914,586	1	1	1,932,242	1,865,694	4
Average total deposits	1,306,356	1,301,195	1,261,527	—	4	1,302,273	1,239,287	5
Average consumer and small business banking deposits (4)	755,094	760,149	739,066	(1)	2	758,443	726,798	4
Net interest margin	2.87%	2.90	2.82	(1)	2	2.88%	2.86	1
At Period End
Investment securities	$414,633	409,594	390,832	1	6	$414,633	390,832	6
Loans	951,873	957,423	961,326	(1)	(1)	951,873	961,326	(1)
Allowance for loan losses	11,078	11,073	11,583	—	(4)	11,078	11,583	(4)
Goodwill	26,581	26,573	26,688	—	—	26,581	26,688	—
Assets	1,934,939	1,930,871	1,942,124	—	—	1,934,939	1,942,124	—
Deposits	1,306,706	1,305,830	1,275,894	—	2	1,306,706	1,275,894	2
Common stockholders' equity	182,128	181,428	179,916	—	1	182,128	179,916	1
Wells Fargo stockholders' equity	205,929	205,230	203,028	—	1	205,929	203,028	1
Total equity	206,824	206,145	203,958	—	1	206,824	203,958	1
Tangible common equity (1)	152,901	152,064	149,829	1	2	152,901	149,829	2
Capital ratios (5)(6):
Total equity to assets	10.69%	10.68	10.50	—	2	10.69%	10.50	2
Risk-based capital:
Common Equity Tier 1	12.10	11.87	10.93	2	11	12.10	10.93	11
Tier 1 capital	13.95	13.68	12.60	2	11	13.95	12.60	11
Total capital	17.21	16.91	15.40	2	12	17.21	15.40	12
Tier 1 leverage	9.27	9.28	9.11	—	2	9.27	9.11	2
Common shares outstanding	4,927.9	4,966.8	5,023.9	(1)	(2)	4,927.9	5,023.9	(2)
Book value per common share (7)	$36.96	36.53	35.81	1	3	$36.96	35.81	3
Tangible book value per common share (1) (7)	31.03	30.62	29.82	1	4	31.03	29.82	4
Common stock price:
High	56.45	56.60	51.00	—	11	59.99	53.27	13
Low	49.28	50.84	44.10	(3)	12	49.28	44.10	12
Period end	55.15	55.41	44.28	—	25	55.15	44.28	25
Team members (active, full-time equivalent)	268,000	270,600	268,800	(1)	—	268,000	268,800	—

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

(5)
The risk-based capital ratios were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. Accordingly, the total capital ratio was calculated under the Advanced Approach and the other ratios were calculated under the Standardized Approach, for each of the periods presented.

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.93 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, insurance, investments, mortgage, and consumer and commercial finance through more than 8,400 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 42 countries and territories to support customers who conduct business in the global economy. With approximately 268,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 25 on Fortune’s 2017 rankings of America’s largest corporations. We ranked third in assets and second in the market value of our common stock among all U.S. banks at September 30, 2017.
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
In keeping with our primary values and risk management priorities, we announced six long-term goals for the Company in March 2017, which entail becoming the leader in the following areas:

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

Over the past year, our Board of Directors (Board) has taken a series of actions to enhance Board oversight and governance. The actions the Board has taken to date, many of which reflect the feedback we received from our shareholders and other stakeholders, include separating the roles of Chairman of the Board and Chief Executive Officer, amending Wells Fargo’s By-Laws to require that the Chairman be an independent director, adding two new independent directors in February 2017, and amending Board committee charters to enhance oversight of conduct risk. In August 2017, the Board announced additional Board composition and governance changes that reflected a thoughtful and deliberate process by the Board that was informed by the Company’s engagement with shareholders and other stakeholders, as well as the Board’s annual self-evaluation that was conducted in advance of its typical year-end timing and facilitated by a third party. The Board’s composition and governance actions taken in third quarter 2017 included the following:

•	Elizabeth A. “Betsy” Duke was elected to serve as our new independent Board chair, effective January 1, 2018;

•	Juan A. Pujadas, a retired principal of PricewaterhouseCoopers LLP, was elected to the Board as a new independent director, effective September 1, 2017;

•
Changes to the leadership and composition of key Board committees were made, including appointing new chairs of the Board’s Risk Committee and Governance and Nominating Committee, effective September 1, 2017; and

•
To help facilitate Board refreshment and provide for an appropriate transition of committee membership, three long-serving directors, Cynthia H. Milligan, Stephen W. Sanger and Susan G. Swenson, will retire from the Board at year-end 2017.

In addition, the Board announced that it expects to name up to three additional independent directors before the 2018 annual shareholders' meeting. As has been our practice, we will continue our engagement efforts with our shareholders and other stakeholders.

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

•
A third-party consulting firm performed an initial review of accounts opened from May 2011 to mid-2015 to identify financial harm stemming from potentially unauthorized accounts. The phrase “potentially unauthorized” does not mean that we are certain that the accounts are unauthorized, but rather describes the accounts that the third party analysis identified as showing patterns that could indicate a lack of authorization. Since the analysis was intentionally inclusive and erred on the side of the customer, the number of potentially unauthorized accounts likely includes a population of accounts that were in fact authorized by our customers. The initial account analysis reviewed 93.5 million current and former customer accounts and identified approximately 2.1 million potentially unauthorized accounts.

•
We expanded the time periods of this review to cover the entire consent order period of January 2011 through September 2016, and to perform a voluntary review of accounts from 2009 to 2010. The expanded analysis reviewed more than 165 million retail banking accounts opened over the nearly eight-year period and identified a new total of approximately 3.5 million potentially unauthorized consumer and small business accounts. The 3.5 million potentially unauthorized accounts total is composed of the following:

◦
The original time period, which was re-examined following refinements to the practices and methodologies previously used by the third party to determine potentially unauthorized accounts: 2.55 million accounts identified as potentially unauthorized; and

◦	The additional periods back to January 2009 and forward to September 2016: 981,000 accounts identified as potentially unauthorized.

•
In connection with these 3.5 million potentially unauthorized accounts, approximately 190,000 accounts incurred fees and charges, up from 130,000 previously identified accounts that incurred fees and charges.

•
In addition, the expanded analysis included a review of online bill pay services, as required by the consent orders. During the almost eight-year review period, the analysis identified approximately 528,000 potentially unauthorized online bill pay enrollments.

▪
For all periods of the expanded analysis (other than some periods in 2009 and 2010 for which we do not have sufficient information), the maximum impact of the 3.5 million potentially unauthorized accounts and 528,000 potentially unauthorized online bill pay enrollments on the originally reported Community Banking cross-sell metric was, in any one quarter, 0.03 products per household (or 0.5% of the originally reported metric). Due to our historical processes, which removed from the calculation of the cross-sell metric certain accounts and other products that were inactive over various time frames, not all of these potentially unauthorized accounts affected the cross-sell metric at any one time.

Customer Remediation

•
We refunded $3.3 million to customers under the stipulated judgment with the Los Angeles City Attorney and under the CFPB and OCC consent orders, covering the period from May 2011 to mid-2015. In connection with the expanded account analysis, we will now provide a total of $2.9 million in additional refunds and credits on top of the $3.3 million previously refunded as a result of the initial account review. In addition, we will refund $910,000 to customers who incurred fees or charges as a result of potentially unauthorized online bill pay enrollments.

•
As of September 30, 2017, we had paid $5.45 million in additional payments to customers nationwide through our ongoing complaints process and free mediation services that were put in place in connection with the sales practices matters.

•
Customers also may receive compensation under the $142 million class-action settlement concerning improper retail sales practices for claims dating back to 2002. After plaintiffs’ attorneys’ fees and costs of administration, the class-action settlement will provide reimbursement of fees not already paid and compensation for increased borrowing costs due to credit-score impact associated with a potentially unauthorized account. Remaining funds will be distributed to the participants in the class on a per account basis.

•
We are working to complete the requirements of our consent orders, which include the development of an action plan that addresses the findings of the independent review. The independent consultant's report, which is regulatory supervisory information that cannot be publicly disclosed, was received in August 2017.

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

Additional Efforts to Rebuild Trust
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm. We are working with our regulatory agencies in this effort. As part of this effort, we are focused on the following key areas:

Overview (continued)

•	Practices concerning the origination, servicing, and/or collection of consumer automobile loans, including related insurance products. For example:

◦
In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf. Commencing in August 2017, the Company began sending letters and refund checks to affected customers for policies placed between January 1, 2012, and September 30, 2016. The practice of placing CPI was discontinued by the Company on September 30, 2016. The time period in which customers may be eligible to claim or otherwise receive remediation compensation for certain CPI placements has now been extended back to October 15, 2005. The Company currently estimates that it will provide approximately $100 million in cash remediation and $30 million in account adjustments under the plan. The amount of remediation may be affected as the Company continues to work with its regulators on the remediation plan.

◦
The Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the dealer and, by assignment, the lender, which may result in refunds to customers in certain states.

•
In October 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to refund customers who believe they should not have paid those fees. The plan to issue refunds follows an internal review that determined that a rate lock extension policy implemented in September 2013 was, at times, not consistently applied, resulting in some borrowers being charged fees in cases where the Company was primarily responsible for the delays that made the extensions necessary. Effective March 1, 2017, the Company changed how it manages the mortgage rate lock extension process to ensure more consistency by establishing a centralized review team that reviews all rate lock extension requests for consistent application of policy. A total of approximately $98 million in rate lock extension fees were assessed to about 110,000 borrowers during the period in question, although the Company believes a substantial number of those fees were appropriately charged under its policy. The amount ultimately refunded likely will be lower, as not all of the fees assessed were actually paid and some fees already have been refunded.

•
Practices related to certain consumer “add-on” products (e.g., identity theft and debt protection), including those products that are subject to an OCC consent order entered into in June 2015. Based on our ongoing review of "add-on" products, we expect remediation will be required.

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
Financial Performance
Wells Fargo net income was $4.6 billion in third quarter 2017 with diluted earnings per common share (EPS) of $0.84, compared with $5.6 billion and $1.03, respectively, a year ago. Third quarter 2017 results included the impact of a $1.0 billion, or ($0.20) per share, discrete litigation accrual, which was not tax-deductible, for previously disclosed, pre-financial crisis mortgage-related regulatory investigations.

Other financial results in third quarter 2017 included:

•	revenue was $21.9 billion, down $402 million compared with a year ago, with net interest income up 4% from a year ago;

•	average loans were $952.3 billion, down $5.1 billion, or 1%, from a year ago;

•	total deposits were $1.3 trillion, up $30.8 billion, or 2%, from a year ago;

•	Wealth and Investment Management (WIM) total client assets reached a record high of $1.9 trillion;

•	our credit results improved with a net charge-off rate of 0.30% (annualized) of average loans in third quarter 2017, compared with 0.33% a year ago; and

•	we returned $4.0 billion to shareholders through common stock dividends and net share repurchases, which was the ninth consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Our balance sheet remained strong during third quarter 2017 with high levels of liquidity and capital. Our total assets were $1.93 trillion at September 30, 2017. Cash and other short-term investments increased $5.5 billion from December 31, 2016, reflecting lower loan balances and growth in deposits. Investment securities reached a record $414.6 billion, with approximately $31 billion of gross purchases during third quarter 2017, partially offset by runoff and the sale of approximately $13 billion of lower-yielding short-duration securities. Loans were down $15.7 billion, or 2%, from December 31, 2016, largely due to a decline in junior lien mortgage and automobile loans.
Average deposits in third quarter 2017 reached a record $1.31 trillion, up $44.8 billion, or 4%, from third quarter 2016. Our average deposit cost in third quarter 2017 was 26 basis points, up 15 basis points from a year ago, primarily driven by an increase in commercial and WIM deposit rates.

Credit Quality
Solid overall credit results continued in third quarter 2017 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $717 million, or 0.30% (annualized) of average loans, in third quarter 2017, compared with $805 million a year ago (0.33%). The decrease in net charge-offs in third quarter 2017, compared with a year ago, was driven by lower losses in the commercial and industrial loan portfolio, including in the oil and gas portfolio. Our total oil and gas loan exposure, which includes unfunded commitments and loans outstanding, was down 8% from a year ago.
Our commercial portfolio net charge-offs were $113 million, or 9 basis points of average commercial loans, in third quarter 2017, compared with net charge-offs of $215 million, or 17 basis points, a year ago. Net consumer credit losses increased to 53 basis points (annualized) of average consumer loans in third quarter 2017 from 51 basis points (annualized) in third quarter 2016. Our commercial real estate portfolios were in a net recovery position for the 19th consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Net losses on our consumer real estate portfolios improved by $84 million, or 122%, to a net recovery of $15 million from a year ago, reflecting the benefit of the continued improvement in the housing market and our continued focus on originating high quality loans. Approximately 77% of the consumer first mortgage portfolio outstanding at September 30, 2017, was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of September 30, 2017, decreased $585 million compared with a year ago and decreased $431 million from December 31, 2016. The allowance for credit losses at September 30, 2017 included $450 million for coverage of our preliminary estimate of potential hurricane-related losses from Hurricanes Harvey, Irma and Maria. The allowance coverage for total loans was 1.27% at September 30, 2017, compared with 1.32% a year ago and 1.30% at December 31, 2016. The allowance covered 4.3 times annualized third quarter net charge-offs, compared with 4.0 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $717 million in third quarter 2017, down from $805 million a year ago, primarily reflecting improvement in the oil and gas portfolio.
Nonperforming assets decreased $512 million, or 5%, from June 30, 2017, the sixth consecutive quarter of decreases, with improvement across our consumer and commercial portfolios and lower foreclosed assets. Nonperforming assets were only 0.98% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $437 million from the prior quarter primarily due to a $276 million decrease in commercial nonaccruals. In addition, foreclosed assets were down $75 million from the prior quarter.
Capital
Our financial performance in third quarter 2017 resulted in strong capital generation, which increased total equity to a record $206.8 billion at September 30, 2017, up $6.3 billion from December 31, 2016. Third quarter 2017 was the first quarter our 2017 Capital Plan was effective and we returned $4.0 billion to shareholders in third quarter 2017 through common stock dividends and net share repurchases, an increase of 24% from a year ago. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 95%, up from 63% in the prior quarter. We continued to reduce our common shares outstanding through the repurchase of 49.0 million common shares in the quarter. We also entered into a $1 billion forward repurchase contract with an unrelated third party in October 2017 that is expected to settle in first quarter 2018 for approximately 19 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2017.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.82% at September 30, 2017, well above our internal target level of 10%. The growth in our CET1 ratio reflected lower risk-weighted assets (RWA), driven by lower loan balances and commitments, as well as improved RWA efficiency. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for third quarter 2017 was $4.6 billion ($0.84 diluted earnings per common share), compared with $5.6 billion ($1.03 diluted per share) for third quarter 2016. Net income for the first nine months of 2017 was $15.9 billion ($2.91), compared with $16.7 billion ($3.03) for the same period a year ago. Our financial performance in the first nine months of 2017, compared with the same period a year ago, benefited from a $1.9 billion increase in net interest income and a $1.1 billion decrease in our provision for credit losses, offset by a $2.5 billion decrease in noninterest income and a $2.5 billion increase in noninterest expense. In the first nine months of 2017, net interest income represented 56% of revenue, compared with 53% for the same period in 2016. Noninterest income was $28.8 billion in the first nine months of 2017, representing 44% of revenue, compared with $31.3 billion (47%) in the first nine months of 2016.

Revenue, the sum of net interest income and noninterest income, was $21.9 billion in third quarter 2017, compared with $22.3 billion in third quarter 2016. Revenue for the first nine months of 2017 was $66.1 billion, compared with $66.7 billion for the first nine months of 2016. The decrease in revenue for the third quarter and first nine months of 2017, compared with the same periods in 2016, was due to a decline in noninterest income, partially offset by an increase in interest income from loans and investment securities.

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
Net interest income on a taxable-equivalent basis was $12.8 billion and $38.2 billion in the third quarter and first nine months of 2017, respectively, compared with $12.3 billion and $36.3 billion for the same periods a year ago. The net interest margin was 2.87% and 2.88% for the third quarter and first nine months of 2017, respectively, up from 2.82% and 2.86% for the same periods a year ago. The increase in net interest income in the third quarter and first nine months of 2017 from the same periods a year ago resulted from an increase in interest income, partially offset by an increase in interest expense on funding sources. The increase in interest income was driven by balance growth in earning assets and the benefit of higher interest rates. Interest expense on funding sources increased in the third quarter and first nine months of 2017, compared with the same periods a year ago, with a significant portion due to growth and repricing of long-term debt. Deposit interest expense was also higher, primarily due to an increase in wholesale pricing resulting from higher interest rates.

The increase in net interest margin in the third quarter and first nine months of 2017, compared with the same periods a year ago, was predominantly due to repricing benefits of earning assets from higher interest rates exceeding the repricing costs of deposits and market based funding sources.
Average earning assets increased $42.3 billion and $81.9 billion in the third quarter and first nine months of 2017, respectively, compared with the same periods a year ago. Average loans decreased $5.1 billion in the third quarter and increased $12.4 billion in the first nine months of 2017, average investment securities increased $48.6 billion in third quarter 2017 and $61.9 billion in the first nine months of 2017, and average trading assets increased $14.8 billion in the third quarter and $14.9 billion in the first nine months of 2017, compared with the same periods a year ago. In addition, average federal funds sold and other short-term investments decreased $23.2 billion and $12.2 billion in the third quarter and first nine months of 2017, respectively, compared with the same periods a year ago.
Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.31 trillion and $1.30 trillion in the third quarter and first nine months of 2017, increased compared with $1.26 trillion and $1.24 trillion for the same periods a year ago, and represented 137% of average loans in third quarter 2017 (136% in the first nine months of 2017), compared with 132% in third quarter 2016 (131% in the first nine months of 2016). Average deposits were 74% and 73% of average earning assets in the third quarter and first nine months of 2017, respectively, compared with 73% in both the third quarter and first nine months of 2016.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2017			2016
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$276,129	1.20%	$832	299,351	0.50%	$373
Trading assets	103,589	2.96	767	88,838	2.72	605
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	14,529	1.31	48	25,817	1.52	99
Securities of U.S. states and political subdivisions	52,500	4.16	546	55,170	4.28	590
Mortgage-backed securities:
Federal agencies	139,781	2.58	903	105,780	2.39	631
Residential and commercial	11,013	5.43	149	18,080	5.54	250
Total mortgage-backed securities	150,794	2.79	1,052	123,860	2.85	881
Other debt and equity securities	48,082	3.75	453	54,176	3.37	459
Total available-for-sale securities	265,905	3.15	2,099	259,023	3.13	2,029
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,708	2.18	246	44,678	2.19	246
Securities of U.S. states and political subdivisions	6,266	5.44	85	2,507	5.24	33
Federal agency and other mortgage-backed securities	88,272	2.26	498	47,971	1.97	236
Other debt securities	1,488	3.05	12	3,909	1.98	19
Total held-to-maturity securities	140,734	2.38	841	99,065	2.15	534
Total investment securities	406,639	2.89	2,940	358,088	2.86	2,563
Mortgages held for sale (4)	22,923	3.82	219	24,060	3.44	207
Loans held for sale (4)	152	13.35	5	199	3.04	2
Loans:
Commercial:
Commercial and industrial – U.S.	270,091	3.81	2,590	271,226	3.48	2,369
Commercial and industrial – Non U.S.	57,738	2.90	421	51,261	2.40	309
Real estate mortgage	129,087	3.83	1,245	128,809	3.48	1,127
Real estate construction	24,981	4.18	263	23,212	3.50	205
Lease financing	19,155	4.59	220	18,896	4.70	223
Total commercial	501,052	3.76	4,739	493,404	3.42	4,233
Consumer:
Real estate 1-4 family first mortgage	278,371	4.03	2,809	278,509	3.97	2,764
Real estate 1-4 family junior lien mortgage	41,916	4.95	521	48,927	4.37	537
Credit card	35,657	12.41	1,114	34,578	11.60	1,008
Automobile	56,746	5.34	764	62,461	5.60	880
Other revolving credit and installment	38,601	6.31	615	39,605	5.92	590
Total consumer	451,291	5.14	5,823	464,080	4.97	5,779
Total loans (4)	952,343	4.41	10,562	957,484	4.17	10,012
Other	15,007	1.69	65	6,488	2.30	36
Total earning assets	$1,776,782	3.45%	$15,390	1,734,508	3.17%	$13,798
Funding sources
Deposits:
Interest-bearing checking	$48,278	0.57%	$69	44,056	0.15%	$17
Market rate and other savings	681,187	0.17	293	667,185	0.07	110
Savings certificates	21,806	0.31	16	25,185	0.30	19
Other time deposits	66,046	1.51	252	54,921	0.93	128
Deposits in foreign offices	124,746	0.76	240	107,072	0.30	82
Total interest-bearing deposits	942,063	0.37	870	898,419	0.16	356
Short-term borrowings	99,193	0.91	226	116,228	0.29	86
Long-term debt	243,137	2.26	1,377	252,400	1.59	1,006
Other liabilities	24,851	1.74	109	16,771	2.11	88
Total interest-bearing liabilities	1,309,244	0.79	2,582	1,283,818	0.48	1,536
Portion of noninterest-bearing funding sources	467,538	—	—	450,690	—	—
Total funding sources	$1,776,782	0.58	2,582	1,734,508	0.35	1,536
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.87%	$12,808		2.82%	$12,262
Noninterest-earning assets
Cash and due from banks	$18,456			18,682
Goodwill	26,600			26,979
Other	116,685			134,417
Total noninterest-earning assets	$161,741			180,078
Noninterest-bearing funding sources
Deposits	$364,293			363,108
Other liabilities	57,052			63,777
Total equity	207,934			203,883
Noninterest-bearing funding sources used to fund earning assets	(467,538)			(450,690)
Net noninterest-bearing funding sources	$161,741			180,078
Total assets	$1,938,523			1,914,586

(1)
Our average prime rate was 4.25% and 3.50% for the quarters ended September 30, 2017 and 2016, respectively, and 4.03% and 3.50% for the first nine months of 2017 and 2016, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.31% and 0.79% for the quarters ended September 30, 2017 and 2016, respectively, and 1.20% and 0.69% for the first nine months of 2017 and 2016, respectively.

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

(5)
Includes taxable-equivalent adjustments of $332 million and $310 million for the quarters ended September 30, 2017 and 2016, respectively, and $980 million and $909 million for the first nine months of 2017 and 2016, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 35% for the periods presented.

	Nine months ended September 30,
			2017			2016
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Federal funds sold, securities purchased under resale agreements and other short-term investments	$280,477	0.98%	$2,062	292,635	0.49%	$1,076
Trading assets	98,516	2.90	2,144	83,580	2.86	1,792
Investment securities (3):
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	19,182	1.48	212	30,588	1.56	358
Securities of U.S. states and political subdivisions	52,748	4.07	1,612	52,637	4.25	1,678
Mortgage-backed securities:
Federal agencies	142,748	2.60	2,782	98,099	2.57	1,889
Residential and commercial	12,671	5.44	516	19,488	5.39	787
Total mortgage-backed securities	155,419	2.83	3,298	117,587	3.03	2,676
Other debt and equity securities	49,212	3.74	1,377	53,680	3.36	1,349
Total available-for-sale securities	276,561	3.13	6,499	254,492	3.18	6,061
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,701	2.19	733	44,671	2.19	733
Securities of U.S. states and political subdivisions	6,270	5.35	251	2,274	5.34	91
Federal agency and other mortgage-backed securities	74,525	2.38	1,329	37,087	2.08	577
Other debt securities	2,531	2.48	47	4,193	1.94	61
Total held-to-maturity securities	128,027	2.46	2,360	88,225	2.21	1,462
Total investment securities	404,588	2.92	8,859	342,717	2.93	7,523
Mortgages held for sale (4)	20,869	3.82	598	20,702	3.53	549
Loans held for sale (4)	158	8.44	10	240	3.71	7
Loans:
Commercial:
Commercial and industrial – U.S.	272,621	3.70	7,547	266,622	3.44	6,874
Commercial and industrial – Non U.S.	56,512	2.83	1,196	50,658	2.29	867
Real estate mortgage	130,931	3.69	3,615	125,902	3.43	3,236
Real estate construction	24,949	4.00	747	22,978	3.53	608
Lease financing	19,094	4.78	685	17,629	4.86	643
Total commercial	504,107	3.66	13,790	483,789	3.38	12,228
Consumer:
Real estate 1-4 family first mortgage	276,330	4.04	8,380	276,369	4.01	8,311
Real estate 1-4 family junior lien mortgage	43,589	4.77	1,557	50,585	4.38	1,659
Credit card	35,322	12.19	3,219	33,774	11.58	2,927
Automobile	59,105	5.41	2,392	61,246	5.64	2,588
Other revolving credit and installment	39,128	6.15	1,801	39,434	5.94	1,755
Total consumer	453,474	5.11	17,349	461,408	4.99	17,240
Total loans (4)	957,581	4.34	31,139	945,197	4.16	29,468
Other	10,892	2.06	169	6,104	2.23	101
Total earning assets	$1,773,081	3.39%	$44,981	1,691,175	3.20%	$40,516
Funding sources
Deposits:
Interest-bearing checking	$49,134	0.43%	$156	40,858	0.13%	$41
Market rate and other savings	682,780	0.13	664	659,257	0.07	327
Savings certificates	22,618	0.30	50	26,432	0.37	73
Other time deposits	59,414	1.42	633	58,087	0.84	364
Deposits in foreign offices	123,553	0.64	587	100,783	0.25	190
Total interest-bearing deposits	937,499	0.30	2,090	885,417	0.15	995
Short-term borrowings	97,837	0.69	505	111,993	0.28	231
Long-term debt	250,755	2.04	3,838	235,209	1.57	2,769
Other liabilities	20,910	1.97	309	16,534	2.10	260
Total interest-bearing liabilities	1,307,001	0.69	6,742	1,249,153	0.45	4,255
Portion of noninterest-bearing funding sources	466,080		—	442,022	—	—
Total funding sources	$1,773,081	0.51	6,742	1,691,175	0.34	4,255
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.88%	$38,239		2.86%	$36,261
Noninterest-earning assets
Cash and due from banks	$18,443			18,499
Goodwill	26,645			26,696
Other	114,073			129,324
Total noninterest-earning assets	$159,161			174,519
Noninterest-bearing funding sources
Deposits	$364,774			353,870
Other liabilities	55,221			62,169
Total equity	205,246			200,502
Noninterest-bearing funding sources used to fund earning assets	(466,080)			(442,022)
Net noninterest-bearing funding sources	$159,161			174,519
Total assets	$1,932,242			1,865,694

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Service charges on deposit accounts	$1,276	1,370	(7)%	$3,865	4,015	(4)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,304	2,344	(2)	6,957	6,874	1
Trust and investment management	840	849	(1)	2,506	2,499	—
Investment banking	465	420	11	1,345	1,172	15
Total trust and investment fees	3,609	3,613	—	10,808	10,545	2
Card fees	1,000	997	—	2,964	2,935	1
Other fees:
Charges and fees on loans	318	306	4	950	936	1
Cash network fees	126	138	(9)	386	407	(5)
Commercial real estate brokerage commissions	120	119	1	303	322	(6)
Letters of credit fees	77	81	(5)	227	242	(6)
Wire transfer and other remittance fees	114	103	11	333	296	13
All other fees	122	179	(32)	445	562	(21)
Total other fees	877	926	(5)	2,644	2,765	(4)
Mortgage banking:
Servicing income, net	309	359	(14)	1,165	1,569	(26)
Net gains on mortgage loan origination/sales activities	737	1,308	(44)	2,257	3,110	(27)
Total mortgage banking	1,046	1,667	(37)	3,422	4,679	(27)
Insurance	269	293	(8)	826	1,006	(18)
Net gains from trading activities	245	415	(41)	921	943	(2)
Net gains on debt securities	166	106	57	322	797	(60)
Net gains from equity investments	238	140	70	829	573	45
Lease income	475	534	(11)	1,449	1,404	3
Life insurance investment income	152	152	—	441	455	(3)
All other	97	163	(40)	347	1,216	(71)
Total	$9,450	10,376	(9)	$28,838	31,333	(8)

Noninterest income was $9.5 billion and $28.8 billion for the third quarter and first nine months of 2017, respectively, compared with $10.4 billion and $31.3 billion for the same periods a year ago. This income represented 43% of revenue for third quarter 2017 and 44% for the first nine months of 2017, compared with 46% and 47% for the same periods a year ago.
The decline in noninterest income in the third quarter and first nine months of 2017, compared with the same periods a year ago, was due to lower mortgage banking income, lower net gains from trading activities, and lower service charges on deposit accounts. Noninterest income in the first nine months of 2017 also reflected lower net gains on debt securities, insurance income, and all other noninterest income due to unfavorable net hedge ineffectiveness accounting results, but benefited from higher trust and investment fees, net gains on equity investments, and deferred compensation plan investment results (offset in employee benefits expense).
Service charges on deposit accounts were $1.3 billion and $3.9 billion in the third quarter and first nine months of 2017, respectively, compared with $1.4 billion and $4.0 billion for the same periods in 2016. The decrease in the third quarter and first nine months of 2017, compared with the same periods a year ago, was driven by lower consumer and business checking account service charges, lower overdraft fees, and a higher earnings credit rate applied to commercial accounts due to increased interest rates.

Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Income from these brokerage-related activities include asset-based fees for advisory accounts, which are based on the market value of the client’s assets, and transactional commissions based on the number and size of transactions executed at the client’s direction. These fees were $2.30 billion and $6.96 billion in the third quarter and first nine months of 2017, respectively, compared with $2.34 billion and $6.87 billion for the same periods in 2016. The decrease in third quarter 2017, compared with the same period in 2016, was driven by lower transactional commission revenue, partially offset by higher asset-based fees. The increase for the first nine months of 2017, compared with the same period in 2016, was due to higher asset-based fees, partially offset by lower transactional commission revenue. Retail brokerage client assets totaled $1.6 trillion at September 30, 2017, compared with $1.5 trillion at September 30, 2016, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, corporate trust, personal trust,

Earnings Performance (continued)

employee benefit trust and agency assets. Trust and investment management fee income is primarily from client assets under management (AUM) for which the fees are determined based on a tiered scale relative to the market value of the AUM. AUM consists of assets for which we have investment management discretion. Our AUM totaled $678.7 billion at September 30, 2017, compared with $667.5 billion at September 30, 2016, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report. In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Our AUA totaled $1.7 trillion at September 30, 2017, compared with $1.6 trillion at September 30, 2016. Trust and investment management fees were $840 million and $2.5 billion in the third quarter and first nine months of 2017, respectively, compared with $849 million and $2.5 billion for the same periods in 2016.
We earn investment banking fees from underwriting debt and equity securities, arranging loan syndications, and performing other related advisory services. Investment banking fees increased to $465 million and $1.3 billion in the third quarter and first nine months of 2017, respectively, from $420 million and $1.2 billion for the same periods in 2016. The increase in third quarter 2017, compared with the same period in 2016, was predominantly driven by higher loan syndications. The increase for the first nine months of 2017, compared with the same period in 2016, was due to growth in equity originations, loan syndications, and advisory services.
Card fees were $1.0 billion and $3.0 billion in the third quarter and first nine months of 2017, respectively, compared with $997 million and $2.9 billion for the same periods a year ago.
Other fees decreased to $877 million and $2.6 billion in the third quarter and first nine months of 2017, respectively, from $926 million and $2.8 billion for the same periods in 2016, driven by lower all other fees. All other fees were $122 million and $445 million in the third quarter and first nine months of 2017, respectively, compared with $179 million and $562 million for the same periods in 2016, driven by lower other fees from discontinued products and the impact of the sale of our global fund services business in fourth quarter 2016.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/sales activities, totaled $1.0 billion and $3.4 billion in the third quarter and first nine months of 2017, respectively, compared with $1.7 billion and $4.7 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $309 million for third quarter 2017 included a $98 million net MSR valuation gain ($142 million decrease in the fair value of the MSRs and a $240 million hedge gain). Net servicing income of $359 million for third quarter 2016 included a $134 million net MSR valuation gain ($8 million decrease in the fair value of the MSRs and a $142 million hedge gain). For the first nine months of 2017, net servicing income of $1.2 billion included a $271 million net MSR valuation gain ($328 million decrease in the fair value of the MSRs and a $599 million hedge gain), and for the same period in 2016 net servicing income of

$1.6 billion included a $786 million net MSR valuation gain ($1.8 billion decrease in the fair value of the MSRs and a $2.6 billion hedge gain). Net servicing income decreased for the first nine months of 2017, compared with the same period a year ago, due to lower net MSR valuation gains. The decrease in net MSR valuation gains in the first nine months of 2017, compared with the same period in 2016, was primarily attributable to MSR valuation adjustments in the first quarter of 2016 that reflected a reduction in forecasted prepayments due to updated economic, customer data attributes, and mortgage market rate inputs as well as higher actual prepayments experienced in 2017.
Our portfolio of mortgage loans serviced for others was $1.70 trillion at September 30, 2017 and $1.68 trillion at December 31, 2016. At September 30, 2017, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.87%, compared with 0.85% at December 31, 2016. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities were $737 million and $2.3 billion in the third quarter and first nine months of 2017, respectively, compared with $1.3 billion and $3.1 billion for the same periods a year ago. The decrease in the third quarter and first nine months of 2017, compared with the same periods a year ago, was primarily due to lower held for sale funding volume and production margins. Total mortgage loan originations were $59 billion and $159 billion for the third quarter and first nine months of 2017, respectively, compared with $70 billion and $177 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended Sep 30,		Nine months ended Sep 30,
		2017	2016	2017	2016
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$546	953	1,636	2,229
Commercial		81	167	263	310
Residential pipeline and unsold/repurchased loan management (1)		110	188	358	571
Total		$737	1,308	2,257	3,110
Residential real estate originations (in billions):
Held-for-sale	(B)	$44	53	120	130
Held-for-investment		15	17	39	47
Total		$59	70	159	177
Production margin on residential held-for-sale mortgage originations	(A)/(B)	1.24%	1.81	1.37	1.72

(1)	Largely includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.24% and 1.37% for the third quarter and first nine months of 2017, respectively, compared with 1.81% and 1.72% for the same periods in 2016. The decline in production margin in the third quarter and first nine months of 2017 was attributable to lower margins in both our retail and correspondent production channels as well as a shift to more correspondent origination volume, which has a lower production margin. Mortgage applications were $73 billion and $215 billion for the third quarter and first nine months of 2017, respectively, compared with $100 billion and $272 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $29 billion at September 30, 2017, compared with $50 billion at September 30, 2016. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For the first nine months of 2017, we had a net $45 million release to the repurchase liability, compared with a net $106 million release for the first nine months of 2016. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 8 (Mortgage Banking Activities) to Financial Statements in this Report.
Insurance income was $269 million and $826 million in the third quarter and first nine months of 2017, respectively, compared with $293 million and $1.0 billion in the same periods a year ago. The decrease in the first nine months of 2017, compared with the same period a year ago, was driven by the divestiture of our crop insurance business in first quarter 2016.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $245 million and $921 million in the third quarter and first nine months of 2017, respectively, compared with $415 million and $943 million in the same periods a year ago. The decrease in the third quarter and first nine months of 2017, compared with the same periods a year ago, was predominantly driven by lower customer accommodation trading activity. The decrease in customer accommodation trading activity in the first nine months of 2017 was partially offset by higher deferred compensation plan investment results (offset in employee benefits expense). Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from trading assets and other interest expense from trading liabilities. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

Net gains on debt and equity securities totaled $404 million and $1.2 billion in the third quarter and first nine months of 2017, respectively, compared with $246 million and $1.4 billion in the third quarter and first nine months of 2016, after other-than-temporary impairment (OTTI) write-downs of $91 million and $293 million for the third quarter and first nine months of 2017, respectively, compared with $136 million and $464 million for the same periods in 2016. The increase in net gains on debt and equity securities in third quarter 2017, compared with the same period a year ago, primarily reflected higher net gains from venture capital equity investments. The decrease in net gains on debt and equity securities in the first nine months of 2017, compared with the same period a year ago, was driven by lower net gains on debt securities, partially offset by higher net gains from equity investments.
Lease income was $475 million and $1.4 billion in the third quarter and first nine months of 2017, respectively, compared with $534 million and $1.4 billion for the same periods a year ago. The decrease in third quarter 2017, compared with the same period a year ago, was driven by lower equipment lease income and the impact of gains on early leveraged lease terminations in third quarter 2016.
All other income was $97 million and $347 million in the third quarter and first nine months of 2017, respectively, compared with $163 million and $1.2 billion for the same periods a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The decrease in other income in the third quarter and first nine months of 2017, compared with the same periods a year ago, was largely due to net hedge ineffectiveness results. All other income in the first nine months of 2017 also reflected the impact of a gain from the sale of our crop insurance business in first quarter 2016, and a gain from the sale of our health benefits services business in second quarter 2016, partially offset by a $309 million gain from the sale of a Pick-a-Pay PCI loan portfolio in second quarter 2017 and higher income from equity method investments. Hedge ineffectiveness was driven by changes in ineffectiveness recognized on interest rate swaps used to hedge our exposure to interest rate risk on long-term debt and cross-currency swaps, cross-currency interest rate swaps and forward contracts used to hedge our exposure to foreign currency risk and interest rate risk involving non-U.S. dollar denominated long-term debt. The portion of the hedge ineffectiveness recognized was partially offset by the results of certain economic hedges and, accordingly, we recognized a net hedge benefit of $93 million for third quarter 2017 and a net hedge loss of $79 million for the first nine months of 2017, compared with a net hedge benefit of $142 million and $577 million for the same periods a year ago. For additional information about derivatives used as part of our asset/liability management, see Note 12 (Derivatives) to Financial Statements in this Report.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2017	2016	Change	2017	2016	Change
Salaries	$4,356	4,224	3%	$12,960	12,359	5%
Commission and incentive compensation	2,553	2,520	1	7,777	7,769	—
Employee benefits	1,279	1,223	5	4,273	3,993	7
Equipment	523	491	7	1,629	1,512	8
Net occupancy	716	718	—	2,134	2,145	(1)
Core deposit and other intangibles	288	299	(4)	864	891	(3)
FDIC and other deposit assessments	314	310	1	975	815	20
Outside professional services	955	802	19	2,788	2,154	29
Operating losses	1,329	577	130	1,961	1,365	44
Operating leases	347	363	(4)	1,026	950	8
Contract services	351	313	12	1,025	878	17
Outside data processing	227	233	(3)	683	666	3
Travel and entertainment	154	144	7	504	509	(1)
Postage, stationery and supplies	128	150	(15)	407	466	(13)
Advertising and promotion	137	117	17	414	417	(1)
Telecommunications	90	101	(11)	272	287	(5)
Foreclosed assets	66	(17)	NM	204	127	61
Insurance	24	23	4	72	156	(54)
All other	514	677	(24)	1,716	1,703	1
Total	$14,351	13,268	8	$41,684	39,162	6
NM - Not meaningful
Noninterest expense was $14.4 billion in third quarter 2017, up 8% from $13.3 billion a year ago, driven by higher operating losses, personnel expenses, outside professional and contract services, and foreclosed assets expense, partially offset by lower other expense. In the first nine months of 2017, noninterest expense was $41.7 billion, up 6% from the same period a year ago, due to higher personnel expenses, outside professional and contract services, operating losses, FDIC expense, and foreclosed assets expense, partially offset by lower insurance expense and postage, stationery and supplies expense.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up $221 million, or 3%, in third quarter 2017 compared with the same quarter last year, and up $889 million, or 4%, in the first nine months of 2017 compared with the same period a year ago. The increase in both periods was due to annual salary increases and higher benefits expense, partially offset by one fewer payroll day. The increase in the first nine months of 2017 was also driven by higher deferred compensation costs (offset in trading revenue).
FDIC and other deposit assessments were up 1% and 20% in the third quarter and first nine months of 2017, compared with the same periods a year ago. The increase in the first nine months of 2017 was due to an increase in deposit assessments as a result of a temporary surcharge which became effective on July 1, 2016. The FDIC expects the surcharge to be in effect for approximately two years.
Outside professional and contract services expense was up 17% and 26% in the third quarter and first nine months of 2017, compared with the same periods a year ago. The increase in both periods reflected higher project and technology spending on regulatory and compliance related initiatives, as well as higher legal expense related to sales practices matters.

Operating losses were up 130% and 44% in the third quarter and first nine months of 2017, compared with the same periods in 2016, predominantly due to higher litigation accruals for various legal matters, including a non tax-deductible $1 billion discrete litigation accrual in third quarter 2017 for previously disclosed mortgage-related regulatory investigations.
Foreclosed assets expense was up $83 million and $77 million in the third quarter and first nine months of 2017, compared with the same periods a year ago, predominantly due to lower gains on sale of foreclosed properties.
Insurance expense was up 4% in third quarter 2017 and down 54% in the first nine months of 2017, compared with the same periods a year ago. The decrease in the first nine months of 2017 was predominantly driven by the sale of our crop insurance business in first quarter 2016.
Postage, stationary, and supplies expense was down 15% and 13% in the third quarter and first nine months of 2017, compared with the same periods a year ago, due to lower mail services and supplies expense.
All other noninterest expense was down 24% in third quarter 2017 and up 1% in the first nine months of 2017, compared with the same periods a year ago. The decrease in the third quarter was primarily driven by lower donations expense. All other noninterest expense in third quarter 2016 included a $107 million contribution to the Wells Fargo Foundation.
Our efficiency ratio was 65.5% in third quarter 2017, compared with 59.4% in third quarter 2016. The third quarter 2017 efficiency ratio included a 456 basis point impact from the $1 billion discrete litigation accrual.

Income Tax Expense
Our effective income tax rate was 32.4% and 31.5% for third quarter 2017 and 2016, respectively. Our effective income tax rate was 29.0% in the first nine months of 2017, down from 31.9% in the first nine months of 2016. The increase in the effective income tax rate for third quarter 2017 was primarily from the non-deductible treatment of the $1.0 billion discrete litigation accrual, partially offset by net discrete tax benefits arising from favorable resolutions of prior period matters with state taxing authorities. The effective income tax rate for the first nine months of 2017 also included net discrete tax benefits associated with stock compensation activity subject to ASU 2016-09 accounting guidance adopted in first quarter 2017, and tax benefits associated with our agreement to sell Wells Fargo Insurance Services USA (and related businesses) in second quarter 2017. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for additional information about ASU 2016-09.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These

segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Commencing in second quarter 2016, operating segment results reflect a shift in expenses between the personnel and other expense categories as a result of the movement of support staff from the Wholesale Banking and WIM segments into a consolidated organization within the Community Banking segment. Since then, personnel expenses associated with the transferred support staff have been allocated from Community Banking back to the Wholesale Banking and WIM segments through other expense. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 18 (Operating Segments) to Financial Statements in this Report.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Quarter ended Sep 30,
Revenue	$12,060	12,387	7,085	7,147	4,246	4,099	(1,465)	(1,305)	21,926	22,328
Provision (reversal of provision) for credit losses	650	651	69	157	(1)	4	(1)	(7)	717	805
Noninterest expense	7,834	6,953	4,248	4,120	3,106	2,999	(837)	(804)	14,351	13,268
Net income (loss)	2,229	3,227	2,046	2,047	710	677	(389)	(307)	4,596	5,644
Average loans	$473.5	489.2	463.8	454.3	72.4	68.4	(57.4)	(54.4)	952.3	957.5
Average deposits	734.5	708.0	463.4	441.2	188.1	189.2	(79.6)	(76.9)	1,306.4	1,261.5
Nine months ended Sep 30,
Revenue	$36,442	37,205	21,074	21,389	12,621	11,872	(4,040)	(3,781)	66,097	66,685
Provision (reversal of provision) for credit losses	1,919	2,060	(39)	905	2	(8)	(5)	8	1,877	2,965
Noninterest expense	22,278	20,437	12,551	12,124	9,387	9,017	(2,532)	(2,416)	41,684	39,162
Net income (loss)	8,231	9,702	6,549	6,041	2,015	1,773	(932)	(852)	15,863	16,664
Average loans	$477.8	486.4	465.0	445.2	71.6	66.4	(56.8)	(52.8)	957.6	945.2
Average deposits	726.4	698.3	464.1	431.7	190.6	185.4	(78.8)	(76.1)	1,302.3	1,239.3

(1)
Includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for WIM customers served through Community Banking distribution channels.

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
Table 4a: Community Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2017	2016	% Change	2017	2016	% Change
Net interest income	$7,645	7,430	3%	$22,820	22,277	2%
Noninterest income:
Service charges on deposit accounts	738	821	(10)	2,203	2,347	(6)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	460	479	(4)	1,356	1,384	(2)
Trust and investment management (1)	225	222	1	659	631	4
Investment banking (2)	(13)	(23)	43	(60)	(92)	35
Total trust and investment fees	672	678	(1)	1,955	1,923	2
Card fees	910	911	—	2,703	2,670	1
Other fees	362	362	—	1,152	1,100	5
Mortgage banking	936	1,481	(37)	3,081	4,314	(29)
Insurance	36	2	NM	64	4	NM
Net gains (losses) from trading activities	18	33	(45)	87	(54)	261
Net gains on debt securities	169	131	29	455	744	(39)
Net gains from equity investments (3)	195	109	79	731	448	63
Other income of the segment	379	429	(12)	1,191	1,432	(17)
Total noninterest income	4,415	4,957	(11)	13,622	14,928	(9)

Total revenue	12,060	12,387	(3)	36,442	37,205	(2)

Provision for credit losses	650	651	—	1,919	2,060	(7)
Noninterest expense:
Personnel expense	5,027	4,606	9	15,193	13,886	9
Equipment	511	462	11	1,569	1,421	10
Net occupancy	532	520	2	1,573	1,551	1
Core deposit and other intangibles	112	123	(9)	335	380	(12)
FDIC and other deposit assessments	171	159	8	547	453	21
Outside professional services	464	300	55	1,355	749	81
Operating losses	1,294	525	146	1,853	1,224	51
Other expense of the segment	(277)	258	NM	(147)	773	NM
Total noninterest expense	7,834	6,953	13	22,278	20,437	9
Income before income tax expense and noncontrolling interests	3,576	4,783	(25)	12,245	14,708	(17)
Income tax expense	1,286	1,546	(17)	3,817	4,910	(22)
Net income from noncontrolling interests (4)	61	10	510	197	96	105
Net income	$2,229	3,227	(31)	$8,231	9,702	(15)
Average loans	$473.5	489.2	(3)	$477.8	486.4	(2)
Average deposits	734.5	708.0	4	726.4	698.3	4
NM - Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $2.2 billion, down $998 million, or 31%, from third quarter 2016, and $8.2 billion for the first nine months of 2017, down $1.5 billion, or 15%, compared with the same period a year ago. Third quarter 2017 results included a $1 billion discrete litigation accrual (not tax deductible) for previously disclosed mortgage-related regulatory investigations. Revenue of $12.1 billion decreased $327 million, or 3%, from third quarter 2016, and was $36.4 billion for the first nine months of 2017, a decrease of $763 million, or 2%, compared with the same period last year. The decrease from third quarter 2016 was predominantly due to lower mortgage banking revenue and deposit service charges, partially offset by higher net interest income, and gains on equity investments. The decrease from the first nine months of 2016 was predominantly due to lower mortgage banking revenue, gains on sales of debt securities, and other income driven by net hedge ineffectiveness accounting related to our long-term debt hedging results, partially offset by higher net interest income and gains on equity investments. Average loans of $473.5 billion in third quarter 2017 decreased $15.7 billion, or 3%, from third quarter 2016, and average loans of $477.8 billion in the first nine months of 2017 decreased $8.6 billion, or 2%, from the first nine months of 2016. The decline in average loans was due to lower loan origination in the consumer lending portfolio. Average deposits of $734.5 billion increased $26.5 billion, or 4%, from third quarter 2016 and average deposits of $726.4 billion in the first nine months of 2017 increased $28.1 billion, or 4%, from the first nine months of 2016. Primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of August 2017 were down 0.2% from August 2016. Noninterest expense increased 13% from third quarter 2016 and 9% from the first nine months of 2016. The increase from third quarter 2016 was driven by higher operating losses (including the $1 billion discrete litigation accrual in third quarter 2017) and higher personnel expenses mainly due to the impact of annual salary increases and higher professional services driven by increased project spending, partially offset by higher expenses allocated to the Wholesale Banking and Wealth and Investment Management operating segments related to increased project and technology spending on regulatory and compliance related initiatives. The increase from the first nine months of 2016 was predominantly due to higher personnel expenses, including deferred compensation plan expense (offset in trading revenue), and higher operating losses and professional services, partially offset by lower other expense. The provision for credit losses was flat compared with third quarter 2016 and decreased $141 million from the first nine months of 2016 predominantly due to an improvement in the consumer lending portfolio, primarily consumer real estate, compared with the same periods a year ago.

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
Table 4b: Wholesale Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2017	2016	% Change	2017	2016	% Change
Net interest income	$4,353	4,062	7%	$12,779	11,729	9%
Noninterest income:
Service charges on deposit accounts	539	549	(2)	1,662	1,667	—
Trust and investment fees:
Brokerage advisory, commissions and other fees	65	91	(29)	231	276	(16)
Trust and investment management	130	117	11	390	351	11
Investment banking	478	444	8	1,407	1,265	11
Total trust and investment fees	673	652	3	2,028	1,892	7
Card fees	90	85	6	260	263	(1)
Other fees	513	562	(9)	1,487	1,660	(10)
Mortgage banking	110	186	(41)	343	367	(7)
Insurance	224	291	(23)	736	1,002	(27)
Net gains from trading activities	156	302	(48)	614	853	(28)
Net gains (losses) on debt securities	(5)	(25)	80	(135)	52	NM
Net gains from equity investments	40	26	54	92	118	(22)
Other income of the segment	392	457	(14)	1,208	1,786	(32)
Total noninterest income	2,732	3,085	(11)	8,295	9,660	(14)

Total revenue	7,085	7,147	(1)	21,074	21,389	(1)

Provision (reversal of provision) for credit losses	69	157	(56)	(39)	905	NM
Noninterest expense:
Personnel expense	1,607	1,806	(11)	5,048	5,563	(9)
Equipment	12	18	(33)	42	55	(24)
Net occupancy	106	116	(9)	326	350	(7)
Core deposit and other intangibles	102	101	1	310	286	8
FDIC and other deposit assessments	120	125	(4)	358	299	20
Outside professional services	301	269	12	842	759	11
Operating losses	22	55	(60)	34	130	(74)
Other expense of the segment	1,978	1,630	21	5,591	4,682	19
Total noninterest expense	4,248	4,120	3	12,551	12,124	4
Income before income tax expense and noncontrolling interests	2,768	2,870	(4)	8,562	8,360	2
Income tax expense	729	827	(12)	2,034	2,341	(13)
Net loss from noncontrolling interests	(7)	(4)	(75)	(21)	(22)	5
Net income	$2,046	2,047	—	$6,549	6,041	8
Average loans	$463.8	454.3	2	$465.0	445.2	4
Average deposits	463.4	441.2	5	464.1	431.7	8
NM – Not meaningful
Wholesale Banking reported net income of $2.0 billion in third quarter 2017, down $1 million from third quarter 2016. In the first nine months of 2017, net income of $6.5 billion increased $508 million, or 8%, from the same period a year ago. Net income results for the first nine months of 2017 included a tax benefit resulting from our agreement to sell Wells Fargo Insurance Services USA and related businesses. Revenue decreased $62 million, or 1%, from third quarter 2016 and $315 million, or 1%, from the first nine months of 2016 as an increase in net interest income was more than offset by lower noninterest income. Net interest income increased $291 million, or 7%, from third quarter 2016 and $1.1 billion, or 9%, from the first nine months of 2016 driven by strong loan growth, which included the benefit from the GE Capital business acquisitions in 2016, and rising interest rates. Noninterest income decreased $353 million, or 11%, from third quarter 2016 due predominantly to lower customer accommodation trading, mortgage banking fees, and insurance income. Noninterest income decreased $1.4 billion, or 14%, from the first nine months of 2016 largely due to the first quarter 2016 sale of our crop insurance business, which resulted in lower insurance and gain on sale income, and the second quarter 2016 gain on the sale of our health benefits services business, as well as lower gains on debt securities and customer accommodation trading. The decrease in noninterest income from the first nine months of 2016 was partially offset by higher investment banking fees as well as higher lease income

Earnings Performance (continued)

related to the GE Capital business acquisitions. Average loans of $463.8 billion in third quarter 2017 increased $9.5 billion, or 2%, from third quarter 2016, and average loans of $465.0 billion in the first nine months of 2017 increased $19.8 billion, or 4%, from the first nine months of 2016. Average loan growth was driven by growth in asset backed finance, capital finance, government and institutional banking, middle market banking, and structured real estate, as well as the GE Capital business acquisitions in 2016. Average deposits of $463.4 billion increased $22.2 billion, or 5%, from third quarter 2016 and $32.4 billion, or 8%, from the first nine months of 2016 reflecting growth in corporate banking, commercial real estate, corporate trust, financial institutions and structured real estate. Noninterest expense increased $128 million, or 3%, from third quarter 2016 and $427 million, or 4%, from the first nine months of 2016, due to higher expenses allocated from Community Banking related to increased project and technology spending on regulatory and compliance related initiatives, and higher expense related to growth initiatives. The provision for credit losses decreased $88 million from third quarter 2016 and $944 million from the first nine months of 2016 driven by improvement in the oil and gas portfolio.

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
Table 4c: Wealth and Investment Management

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2017	2016	% Change	2017	2016	% Change
Net interest income	$1,159	977	19%	$3,360	2,852	18%
Noninterest income:
Service charges on deposit accounts	2	5	(60)	12	15	(20)
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,241	2,256	(1)	6,741	6,618	2
Trust and investment management	718	738	(3)	2,138	2,168	(1)
Investment banking (1)	(1)	—	NM	(3)	(1)	NM
Total trust and investment fees	2,958	2,994	(1)	8,876	8,785	1
Card fees	1	2	(50)	4	5	(20)
Other fees	5	4	25	14	13	8
Mortgage banking	(2)	(2)	—	(7)	(6)	(17)
Insurance	21	—	NM	63	—	NM
Net gains from trading activities	71	80	(11)	220	144	53
Net gains on debt securities	2	—	NM	2	1	NM
Net gains from equity investments	3	5	(40)	6	7	(14)
Other income of the segment	26	34	(24)	71	56	27
Total noninterest income	3,087	3,122	(1)	9,261	9,020	3

Total revenue	4,246	4,099	4	12,621	11,872	6

Provision (reversal of provision) for credit losses	(1)	4	NM	2	(8)	125
Noninterest expense:
Personnel expense	1,983	1,966	1	6,068	5,902	3
Equipment	—	12	(100)	20	40	(50)
Net occupancy	108	111	(3)	323	332	(3)
Core deposit and other intangibles	74	75	(1)	219	225	(3)
FDIC and other deposit assessments	39	44	(11)	118	106	11
Outside professional services	198	241	(18)	613	668	(8)
Operating losses	16	(1)	NM	81	17	376
Other expense of the segment	688	551	25	1,945	1,727	13
Total noninterest expense	3,106	2,999	4	9,387	9,017	4
Income before income tax expense and noncontrolling interests	1,141	1,096	4	3,232	2,863	13
Income tax expense	427	415	3	1,206	1,087	11
Net income from noncontrolling interests	4	4	—	11	3	267
Net income	$710	677	5	$2,015	1,773	14
Average loans	$72.4	68.4	6	$71.6	66.4	8
Average deposits	188.1	189.2	(1)	190.6	185.4	3
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.
WIM reported net income of $710 million in third quarter 2017, up $33 million from third quarter 2016. Net income for the first nine months of 2017 was $2.0 billion, up $242 million, or 14%, compared with the same period a year ago. Revenue was up $147 million, or 4%, from third quarter 2016, due to an increase in net interest income, and up $749 million, or 6%, from the first nine months of 2016, resulting from increases in both net interest income and noninterest income. Net interest income increased 19% from third quarter 2016 and 18% from the first nine months of 2016, due to higher interest rates and growth in investment securities and loan balances. Noninterest income decreased 1% from third quarter 2016 substantially driven by lower brokerage transaction revenue, and increased 3% from the first nine months of 2016 substantially driven by higher asset-based fees and deferred compensation plan investments (offset in employee benefits expense), partially offset by lower brokerage transaction revenue. Asset-based fees were up predominantly due to higher brokerage advisory account client assets driven by higher market valuations and positive net flows. Average loans of $72.4 billion in third quarter 2017 increased 6% from third quarter 2016. Average loans in the first nine months of 2017 increased 8% from the same period a year ago. Average loan growth was driven by growth in non-conforming mortgage loans. Average deposits in third quarter 2017 of $188.1 billion decreased 1% from third quarter 2016. Average deposits in the first nine months of 2017 increased 3% from the same period a year ago. Noninterest expense was up 4% from both the third quarter and first nine months of 2016, due to higher expenses allocated from Community Banking related to increased project and technology spending on regulatory and compliance related initiatives, and higher broker commissions mainly due to higher brokerage revenue. The increase in noninterest expense from the first nine months of 2016 was also affected by higher deferred compensation plan expense (offset in trading revenue). Total provision for credit losses decreased $5 million from third quarter 2016 driven by lower net charge-offs, and increased $10 million from the first nine months of 2016 driven by higher net charge-offs.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at September 30, 2017 and 2016.
Table 4d: Retail Brokerage Client Assets

	September 30,
(in billions)	2017	2016
Retail brokerage client assets	$1,612.1	1,483.3
Advisory account client assets	521.8	458.3
Advisory account client assets as a percentage of total client assets	32%	31
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the third quarter and first nine months of 2017 and 2016, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the third quarter and first nine months of 2017 and 2016.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2017
Client directed (4)	$163.8	8.2	(8.9)	3.7	166.8	159.1	28.5	(30.1)	9.3	166.8
Financial advisor directed (5)	131.7	6.7	(5.2)	6.0	139.2	115.7	23.0	(17.4)	17.9	139.2
Separate accounts (6)	137.7	5.6	(5.0)	4.7	143.0	125.7	20.1	(17.2)	14.4	143.0
Mutual fund advisory (7)	69.3	3.2	(2.3)	2.6	72.8	63.3	9.9	(8.0)	7.6	72.8
Total advisory client assets	$502.5	23.7	(21.4)	17.0	521.8	463.8	81.5	(72.7)	49.2	521.8
September 30, 2016
Client directed (4)	$158.5	9.2	(9.5)	3.1	161.3	154.7	27.4	(27.7)	6.9	161.3
Financial advisor directed (5)	104.2	6.3	(4.7)	4.7	110.5	91.9	21.4	(13.5)	10.7	110.5
Separate accounts (6)	118.9	6.0	(5.6)	3.5	122.8	110.4	19.0	(15.6)	9.0	122.8
Mutual fund advisory (7)	62.1	2.2	(2.6)	2.0	63.7	62.9	6.1	(8.5)	3.2	63.7
Total advisory client assets	$443.7	23.7	(22.4)	13.3	458.3	419.9	73.9	(65.3)	29.8	458.3

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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

Earnings Performance (continued)

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the third quarter and first nine months of 2017 and 2016.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2017
Assets managed by WFAM (4):
Money market funds (5)	$94.7	7.7	—	—	102.4	102.6	—	(0.2)	—	102.4
Other assets managed	392.5	25.4	(31.2)	7.3	394.0	379.6	89.0	(98.8)	24.2	394.0
Assets managed by Wealth and Retirement (6)	175.6	10.1	(8.7)	4.0	181.0	168.5	29.5	(29.1)	12.1	181.0
Total assets under management	$662.8	43.2	(39.9)	11.3	677.4	650.7	118.5	(128.1)	36.3	677.4
September 30, 2016
Assets managed by WFAM (4):
Money market funds (5)	$108.9	7.4	—	—	116.3	123.6	—	(7.3)	—	116.3
Other assets managed	374.9	31.0	(30.3)	6.2	381.8	366.1	86.9	(85.2)	14.0	381.8
Assets managed by Wealth and Retirement (6)	164.6	8.4	(7.4)	3.1	168.7	162.1	25.7	(25.4)	6.3	168.7
Total assets under management	$648.4	46.8	(37.7)	9.3	666.8	651.8	112.6	(117.9)	20.3	666.8

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $5.7 billion and $7.7 billion as of September 30, 2017 and 2016, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At September 30, 2017, our assets totaled $1.93 trillion, up $4.8 billion from December 31, 2016. Asset growth was predominantly driven by growth in trading assets and investment securities, which increased $14.0 billion and $6.7 billion, respectively, from December 31, 2016, partially offset by a $15.7 billion decrease in loans. Total equity growth of $6.3 billion from December 31, 2016, was the predominant source that funded our asset growth from December 31, 2016. Equity growth benefited from $8.7 billion in earnings net of dividends paid.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Investment Securities
Table 5: Investment Securities – Summary

	September 30, 2017			December 31, 2016
(in millions)	Amortized Cost	Net unrealized gain (loss)	Fair value	Amortized Cost	Net unrealized gain (loss)	Fair value
Available-for-sale securities:
Debt securities	$269,779	1,538	271,317	309,447	(2,294)	307,153
Marketable equity securities	606	287	893	706	505	1,211
Total available-for-sale securities	270,385	1,825	272,210	310,153	(1,789)	308,364
Held-to-maturity debt securities	142,423	395	142,818	99,583	(428)	99,155
Total investment securities (1)	$412,808	2,220	415,028	409,736	(2,217)	407,519

(1)	Available-for-sale securities are carried on the balance sheet at fair value. Held-to-maturity securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our investment securities portfolio, which increased $6.7 billion in balance sheet carrying value from December 31, 2016, predominantly due to purchases of federal agency mortgage-backed securities, partially offset by sales and paydowns on other security classes including securities of U.S. treasury and federal agencies and mortgage-backed securities.
The total net unrealized gains on available-for-sale securities were $1.8 billion at September 30, 2017, up from net unrealized losses of $1.8 billion at December 31, 2016, primarily due to lower long-term interest rates, tighter credit spreads and the transfer of available-for-sale securities to held-to-maturity. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2016 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. Of the $293 million in OTTI write-downs recognized in earnings in the first nine months of 2017, $107 million related to debt securities, $5 million related to marketable equity securities, which are included in available-for-sale securities, and $181 million related to nonmarketable equity investments, which are included in other assets. OTTI write-downs recognized in earnings related to oil and gas investments totaled $77 million in the first nine months of 2017, of which $24 million related to investment securities and $53 million related to nonmarketable equity investments. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K and Note 4 (Investment Securities) to Financial Statements in this Report.
At September 30, 2017, investment securities included $59.1 billion of municipal bonds, of which 95.9% were rated “A-” or better based largely on external and, in some cases, internal ratings. Additionally, some of the securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.
The weighted-average expected maturity of debt securities available-for-sale was 6.8 years at September 30, 2017. The expected remaining maturity is shorter than the remaining contractual maturity for the 59% of this portfolio that is MBS because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2017
Actual	$161.2	0.8	6.5
Assuming a 200 basis point:
Increase in interest rates	143.9	(16.5)	8.5
Decrease in interest rates	167.4	7.0	2.6
The weighted-average expected maturity of debt securities held-to-maturity was 6.5 years at September 30, 2017. See Note 4 (Investment Securities) to Financial Statements in this Report for a summary of investment securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $15.7 billion from December 31, 2016, reflecting paydowns, a continued decline in junior lien mortgage loans, and an expected decline in automobile loans as the effect of tighter underwriting standards implemented last year resulted in lower origination volume.
Table 7: Loan Portfolios

(in millions)	September 30, 2017	December 31, 2016
Commercial	$500,150	506,536
Consumer	451,723	461,068
Total loans	$951,873	967,604
Change from prior year-end	$(15,731)	51,045

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
Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2017				December 31, 2016
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$98,776	203,785	25,383	327,944	105,421	199,211	26,208	330,840
Real estate mortgage	19,720	66,245	42,510	128,475	22,713	68,928	40,850	132,491
Real estate construction	10,431	12,801	1,288	24,520	9,576	13,102	1,238	23,916
Total selected loans	$128,927	282,831	69,181	480,939	137,710	281,241	68,296	487,247
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,405	28,261	26,234	72,900	19,389	29,748	26,859	75,996
Loans at floating/variable interest rates	110,522	254,570	42,947	408,039	118,321	251,493	41,437	411,251
Total selected loans	$128,927	282,831	69,181	480,939	137,710	281,241	68,296	487,247

Deposits
Deposits were $1.3 trillion at September 30, 2017, up $627 million from December 31, 2016, reflecting growth in retail deposits and Treasury institutional certificates of deposit, partially offset by lower wealth and commercial deposits. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Sep 30, 2017	% of total deposits	Dec 31, 2016	% of total deposits	% Change
Noninterest-bearing	$366,528	28%	$375,967	29%	(3)
Interest-bearing checking	47,366	4	49,403	4	(4)
Market rate and other savings	687,323	52	687,846	52	—
Savings certificates	21,396	2	23,968	2	(11)
Other time deposits	66,884	5	52,649	4	27
Deposits in foreign offices (1)	117,209	9	116,246	9	1
Total deposits	$1,306,706	100%	$1,306,079	100%	—

(1)	Includes Eurodollar sweep balances of $72.8 billion and $74.8 billion at September 30, 2017, and December 31, 2016, respectively.

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
Table 10: Fair Value Level 3 Summary

	September 30, 2017		December 31, 2016
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$407.9	24.1	436.3	23.5
As a percentage of total assets	21%	1	23	1
Liabilities carried at fair value	$28.6	2.0	30.9	1.7
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $206.8 billion at September 30, 2017, compared with $200.5 billion at December 31, 2016. The increase was predominantly driven by a $8.7 billion increase in retained earnings from earnings net of dividends paid, partially offset by a net reduction in common stock due to repurchases.

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
Our Conduct Management Office, which reports to our Chief Risk Officer and has an informational reporting path to the Board's Risk Committee, is responsible for fostering and promoting an enterprise-wide culture of prudent conduct risk management and compliance with internal directives, rules, regulations, and regulatory expectations throughout the Company and to provide assurance that the Company’s internal operations and its treatment of customers and other external stakeholders are safe and sound, fair, and ethical.

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
Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$327,944	330,840
Real estate mortgage	128,475	132,491
Real estate construction	24,520	23,916
Lease financing	19,211	19,289
Total commercial	500,150	506,536
Consumer:
Real estate 1-4 family first mortgage	280,173	275,579
Real estate 1-4 family junior lien mortgage	41,152	46,237
Credit card	36,249	36,700
Automobile	55,455	62,286
Other revolving credit and installment	38,694	40,266
Total consumer	451,723	461,068
Total loans	$951,873	967,604

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
Credit Quality Overview  Solid credit quality continued in third quarter 2017, as our net charge-off rate remained low at 0.30% (annualized) of average total loans. We continued to benefit from improvements in the performance of our residential real estate portfolio as well as reduced losses in our oil and gas portfolio. In particular:

•
Nonaccrual loans were $8.6 billion at September 30, 2017, down from $10.4 billion at December 31, 2016. Commercial nonaccrual loans declined to $3.1 billion at September 30, 2017, compared with $4.1 billion at December 31, 2016, and consumer nonaccrual loans declined to $5.5 billion at September 30, 2017, compared with $6.3 billion at December 31, 2016. The decline in consumer nonaccrual loans reflected an improved housing market, while the decline in commercial nonaccrual loans was predominantly driven by loans in our oil and gas portfolio. Nonaccrual loans represented 0.91% of total loans at September 30, 2017, compared with 1.07% at December 31, 2016.

•
Net charge-offs (annualized) as a percentage of average total loans decreased to 0.30% in both the third quarter and first nine months of 2017, compared with 0.33% and 0.37% in the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.09% and 0.53% in the third quarter and 0.09% and 0.54% in the first nine months of 2017, respectively, compared with 0.17% and 0.51% in the third quarter and 0.22% and 0.52% in the first nine months of 2016.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were$38 million and $923 million in our commercial and consumer portfolios, respectively, at September 30, 2017, compared with $64 million and $908 million at December 31, 2016.

•
Our provision for credit losses was $717 million and $1.9 billion in the third quarter and first nine months of 2017, respectively, compared with $805 million and $3.0 billion for the same periods a year ago.

•	The allowance for credit losses totaled $12.1 billion, or 1.27% of total loans, at September 30, 2017, down from $12.5 billion, or 1.30%, at December 31, 2016.

During third quarter 2017, Hurricanes Harvey, Irma and Maria caused considerable damage in several geographic markets where the Company has significant lending exposure. The impact was in both our commercial and consumer lending portfolios. Based on our analysis to date of the level of insurance coverage, types of loans, location, and potential damage to collateral, we believe the ultimate collectability of these loans will be impacted. Our allowance for credit losses at September 30, 2017 included $450 million for coverage of our preliminary estimate of potential hurricane-related losses. We will continue to assess the impact to our customers and our business as a result of the hurricanes and refine our estimates as more information becomes available. However, in light of the ongoing recovery challenges in Puerto Rico after Hurricane Maria, it may take longer to assess the hurricane’s impact on our portfolios there.

We are still evaluating the impact on our portfolio from the California wildfires that occurred in October 2017.
Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at September 30, 2017, totaled $13.6 billion, compared with $16.7 billion at December 31, 2016, and $58.8 billion at December 31, 2008. The decrease from December 31, 2016, was due in part to higher prepayment trends observed in our Pick-a-Pay PCI portfolio, as home price appreciation and the resulting reduction in loan to collateral value ratios enabled more borrowers to qualify for refinancing options, as well as the sale of $569 million of Pick-a-Pay PCI loans in second quarter 2017. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at September 30, 2017, was $9.2 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. Since December 31, 2008, we have released $13.6 billion in nonaccretable difference, including $11.6 billion transferred from the nonaccretable difference to the accretable yield due to decreases in our initial estimate of loss on contractual amounts, and $2.0 billion released to income through loan resolutions. Also, we have provided $1.7 billion for losses on certain PCI loans or pools of PCI loans that have had credit-related decreases to cash flows expected to be collected. The net result is an $11.9 billion reduction from December 31, 2008, through September 30, 2017, in our initial projected losses of $41.0 billion on all PCI loans acquired in the Wachovia acquisition. At September 30, 2017, $454 million in nonaccretable difference remained to absorb losses on PCI loans.
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
The commercial and industrial loans and lease financing portfolio totaled $347.2 billion, or 36% of total loans, at September 30, 2017. The annualized net charge-off rate for this portfolio was 0.15% in both the third quarter and first nine months of 2017, compared with 0.30% and 0.36% for the same periods a year ago. At September 30, 2017, 0.71% of this portfolio was nonaccruing, compared with 0.95% at December 31, 2016, reflecting a decrease of $853 million in nonaccrual loans, predominantly due to improvement in the oil and gas portfolio. Also, $20.0 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at September 30, 2017, compared with $24.0 billion at December 31, 2016. The decrease in criticized loans, which also includes the decrease in nonaccrual loans, was primarily due to improvement in the oil and gas portfolio.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $59.7 billion of foreign loans at September 30, 2017. Foreign loans totaled $19.4 billion within the investor category, $16.2 billion within the financial institutions category and $1.4 billion within the oil and gas category.
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

We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $16.2 billion of foreign loans in the financial institutions category were predominantly originated by our Financial Institutions business.
The oil and gas loan portfolio totaled $12.8 billion, or 1% of total outstanding loans at September 30, 2017, compared with $14.8 billion, or 2% of total outstanding loans, at December 31, 2016. Unfunded loan commitments in the oil and gas loan portfolio totaled $22.6 billion at September 30, 2017. Approximately half of our oil and gas loans were to businesses in the exploration and production (E&P) sector. Most of these E&P loans are secured by oil and/or gas reserves and have underlying borrowing base arrangements which include regular (typically semi-annual) “redeterminations” that consider refinements to borrowing structure and prices used to determine borrowing limits. The majority of the other oil and gas loans were to midstream companies. We proactively monitor our oil and gas loan portfolio and work with customers to address any emerging issues. Oil and gas nonaccrual loans decreased to $1.6 billion at September 30, 2017, compared with $2.4 billion at December 31, 2016, due to improved portfolio performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	September 30, 2017
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$6	60,929		6%
Financial institutions	2	37,951		4
Cyclical retailers	92	25,919		3
Food and beverage	10	16,876		2
Healthcare	27	15,969		2
Industrial equipment	175	15,177		2
Real estate lessor	10	14,391		2
Technology	33	13,737		1
Oil and gas	1,559	12,825		1
Transportation	130	9,109		1
Public administration	28	9,101		1
Business services	23	8,474		1
Other	383	106,697	(3)	10
Total	$2,478	347,155		36%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $116 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.8 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.7 billion of foreign CRE loans, totaled $153.0 billion, or 16% of total loans, at September 30, 2017, and consisted of $128.5 billion of mortgage loans and $24.5 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 16% of the portfolio. CRE nonaccrual loans totaled 0.4% of the CRE outstanding balance at September 30, 2017, compared with 0.5% at December 31, 2016. At September 30, 2017, we had $4.8 billion of criticized CRE mortgage loans, compared with $5.4 billion at December 31, 2016, and $327 million of criticized CRE construction loans, compared with $461 million at December 31, 2016.
At September 30, 2017, the recorded investment in PCI CRE loans totaled $118 million, down from $12.3 billion when acquired at December 31, 2008, reflecting principal payments, loan resolutions and write-downs.
Table 13: CRE Loans by State and Property Type

	September 30, 2017
	Real estate mortgage			Real estate construction			Total
(in millions)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	Nonaccrual loans	Total portfolio	(1)	% of total loans
By state:
California	$127	36,398		2	4,245		129	40,643		4%
New York	12	10,366		—	2,869		12	13,235		1
Texas	102	9,245		—	2,160		102	11,405		1
Florida	33	8,016		—	1,830		33	9,846		1
North Carolina	31	4,100		6	785		37	4,885		1
Arizona	27	3,944		—	643		27	4,587		*
Georgia	17	3,356		1	852		18	4,208		*
Virginia	11	3,230		—	893		11	4,123		*
Washington	15	3,381		—	619		15	4,000		*
Illinois	5	3,263		—	590		5	3,853		*
Other	213	43,176		29	9,034		242	52,210	(2)	5
Total	$593	128,475		38	24,520		631	152,995		16%
By property:
Office buildings	$130	39,959		2	3,187		132	43,146		5%
Apartments	24	15,417		—	8,857		24	24,274		3
Industrial/warehouse	142	15,801		2	1,847		144	17,648		2
Retail (excluding shopping center)	66	16,873		—	617		66	17,490		2
Shopping center	16	11,835		—	1,158		16	12,993		1
Hotel/motel	8	9,685		4	1,716		12	11,401		1
Real estate - other	90	6,849		—	170		90	7,019		1
Institutional	36	3,247		—	1,564		36	4,811		1
Agriculture	30	2,613		—	19		30	2,632		*
1-4 family structure	—	10		7	2,460		7	2,470		*
Other	51	6,186		23	2,925		74	9,111		1
Total	$593	128,475		38	24,520		631	152,995		16%

*	Less than 1%.

(1)
Includes a total of $118 million PCI loans, consisting of $108 million of real estate mortgage and $10 million of real estate construction, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(2)	Includes 40 states; no state had loans in excess of $3.6 billion.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2017, foreign loans totaled $68.8 billion, representing approximately 7% of our total consolidated loans outstanding, compared with $65.7 billion, or approximately 7% of total consolidated loans outstanding, at December 31, 2016. Foreign loans were approximately 4% of our consolidated total assets at September 30, 2017 and 3% at December 31, 2016.
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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at September 30, 2017, was the United Kingdom, which totaled $29.6 billion, or approximately 2% of our total assets, and included $7.1 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, starting the two-year negotiation process leading to its departure. We continue to conduct assessments and are executing our implementation plans to ensure we can continue to prudently serve our customers post-Brexit.

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
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. Our exposure to Puerto Rico (considered part of U.S. exposure) is largely through automobile lending and was not material to our consolidated country exposure. For information on potential credit impacts from recent hurricanes, see the “Risk Management – Credit Risk Management – Credit Quality Overview” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management - Credit Risk Management (continued)

Table 14: Select Country Exposures-

	September 30, 2017
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$7,079	20,200	—	1,852	—	473	7,079	22,525	29,604
Canada	29	18,240	61	189	—	507	90	18,936	19,026
Cayman Islands	—	6,723	—	—	—	151	—	6,874	6,874
Germany	3,349	1,664	5	162	3	392	3,357	2,218	5,575
Ireland	—	3,528	—	118	—	140	—	3,786	3,786
Bermuda	—	2,827	—	112	—	196	—	3,135	3,135
China	—	2,761	(2)	182	32	30	30	2,973	3,003
Netherlands	—	2,278	22	285	2	247	24	2,810	2,834
India	—	2,092	—	112	—	—	—	2,204	2,204
Luxembourg	—	1,258	—	656	—	120	—	2,034	2,034
Guernsey	—	1,971	—	3	—	3	—	1,977	1,977
Australia	—	1,581	—	282	—	78	—	1,941	1,941
Brazil	—	1,689	—	17	—	—	—	1,706	1,706
Chile	—	1,485	—	21	—	—	—	1,506	1,506
South Korea	—	1,352	2	85	2	8	4	1,445	1,449
Switzerland	—	1,210	—	(2)	—	35	—	1,243	1,243
Jersey, Channel lslands	—	645	—	469	—	14	—	1,128	1,128
Japan	285	710	6	42	—	63	291	815	1,106
France	—	798	—	205	—	67	—	1,070	1,070
Mexico	56	925	—	4	—	4	56	933	989
Total top 20 country exposures	$10,798	73,937	94	4,794	39	2,528	10,931	81,259	92,190
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$3,349	9,526	27	1,426	5	966	3,381	11,918	15,299
Austria	—	590	—	3	—	3	—	596	596
Spain	—	362	—	54	—	19	—	435	435
Belgium	—	274	—	(45)	—	5	—	234	234
Other Eurozone exposure (6)	24	211	—	47	—	—	24	258	282
Total Eurozone exposure	$3,373	10,963	27	1,485	5	993	3,405	13,441	16,846

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, includes $17 million in PCI loans to customers in Germany and the Netherlands, and $680 million in defeased leases secured primarily by U.S. Treasury and government agency securities.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S. and London based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses At September 30, 2017, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $348 million, which was offset by the notional amount of CDS purchased of $469 million. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $39.9 billion exposure to financial institutions and $42.9 billion to non-financial corporations at September 30, 2017.

(5)	Consists of exposure to Germany, Ireland, Netherlands, Luxembourg, and France included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $133 million, $17 million and $1 million, respectively. We had no sovereign debt exposure to Portugal and Greece, and the exposure to Italy was immaterial at September 30, 2017.

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
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	September 30, 2017		December 31, 2016
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$280,173	87%	$275,579	86%
Real estate 1-4 family junior lien mortgage	41,152	13	46,237	14
Total real estate 1-4 family mortgage loans	$321,325	100%	$321,816	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 5% and 7% of total loans at September 30, 2017, and December 31, 2016, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 36% at September 30, 2017, as a result of our modification and loss mitigation efforts. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2016 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2017 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2017, totaled $5.3 billion, or 2% of total non-PCI mortgages, compared with $5.9 billion, or 2%, at December 31, 2016. Loans with FICO scores lower than 640 totaled $12.2 billion, or 4% of total non-PCI mortgages at September 30, 2017, compared with $16.6 billion, or 5%, at December 31, 2016. Mortgages with a LTV/CLTV greater than 100% totaled $6.7 billion at September 30, 2017, or 2% of total non-PCI mortgages, compared with $8.9 billion, or 3%, at December 31, 2016. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans (including PCI loans) to borrowers in California represented approximately 13% of total loans at September 30, 2017, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2016 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$99,380	11,006	110,386	12%
New York	26,008	1,989	27,997	3
Florida	13,278	3,824	17,102	2
New Jersey	13,116	3,704	16,820	2
Virginia	7,899	2,442	10,341	1
Washington	8,589	900	9,489	1
Texas	8,732	746	9,478	1
North Carolina	6,053	1,930	7,983	1
Pennsylvania	5,681	2,275	7,956	1
Other (1)	64,530	12,307	76,837	8
Government insured/ guaranteed loans (2)	13,606	—	13,606	1
Real estate 1-4 family loans (excluding PCI)	266,872	41,123	307,995	33
Real estate 1-4 family PCI loans (3)	13,301	29	13,330	1
Total	$280,173	41,152	321,325	34%

(1)	Consists of 41 states; no state had loans in excess of $6.9 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

(3)	Includes $9.1 billion in real estate 1-4 family mortgage PCI loans in California.

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $3.6 billion in third quarter 2017 and $4.6 billion in the first nine months of 2017, as non-conforming loan growth was partially offset by a decline in Pick-a-Pay loan balances. We retained $14.2 billion and $36.6 billion in non-conforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs) in the third quarter and first nine months of 2017, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in third quarter 2017, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to a net recovery of 0.02% and 0.01% in the third quarter and first nine months of 2017, respectively, compared with a net charge-off of 0.03% and 0.04% for the same periods a year ago. Nonaccrual loans were $4.2 billion at September 30, 2017, compared with $5.0 billion at December 31, 2016. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, have resulted in minimal losses to date and were approximately 77% of our total real estate 1-4 family first lien mortgage portfolio as of September 30, 2017.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
California	$99,380	94,015	0.97%	1.21	(0.09)	(0.08)	(0.05)	(0.08)	(0.08)
New York	26,008	23,815	1.75	1.97	0.05	0.02	0.06	0.04	0.07
Florida	13,278	13,737	4.17	3.62	(0.22)	(0.18)	(0.08)	(0.18)	(0.04)
New Jersey	13,116	12,669	2.83	3.66	0.15	0.17	0.22	0.21	0.37
Texas	8,732	8,584	2.60	2.19	—	—	(0.01)	(0.01)	0.06
Other	92,752	91,136	2.11	2.51	0.02	0.01	0.05	0.06	0.10
Total	253,266	243,956	1.79	2.07	(0.03)	(0.03)	0.01	—	0.03
Government insured/guaranteed loans	13,606	15,605
PCI	13,301	16,018
Total first lien mortgages	$280,173	275,579
Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of September 30, 2017, as a result of modification efforts, compared to the types of loans included in the portfolio at acquisition. Total adjusted unpaid principal balance of PCI Pick-a-Pay loans was $17.3 billion at September 30, 2017, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 14% of the total Pick-a-Pay portfolio at September 30, 2017, compared with 51% at acquisition.
Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	September 30, 2017		2016		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$11,460	36%	$13,618	37%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	3,951	13	4,630	13	15,763	14
Full-term loan modifications	15,958	51	18,598	50	—	—
Total adjusted unpaid principal balance	$31,369	100%	$36,846	100%	$115,700	100%
Total carrying value	$27,295		32,292		95,315

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
Table 19: Pick-a-Pay Portfolio (1)

	September 30, 2017
	PCI loans				All other loans
(in millions)	Adjusted unpaid principal balance (2)	Current LTV ratio (3)	Carrying value (4)	Ratio of carrying value to current value (5)	Carrying value (4)	Ratio of carrying value to current value (5)
California	$11,753	61%	$9,033	47%	$6,703	44%
Florida	1,481	69	1,076	49	1,439	54
New Jersey	586	76	429	55	953	62
New York	446	69	363	52	477	59
Texas	135	48	102	36	570	37
Other	2,928	68	2,208	51	3,942	56
Total Pick-a-Pay loans	$17,329	64	$13,211	48	$14,084	50

(1)	The individual states shown in this table represent the top five states based on the total net carrying value of the Pick-a-Pay loans at the beginning of 2017.

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

Since the Wachovia acquisition, we have completed over 137,800 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, including over 200 modifications in third quarter 2017. Pick-a-Pay loan modifications have resulted in over $6.1 billion of principal forgiveness since December 31, 2008. We have also provided interest rate reductions and loan term extensions to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 71% of our Pick-a-Pay PCI adjusted unpaid principal balance as of September 30, 2017 has been modified.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. We regularly evaluate our estimates of cash flows expected to be collected on our PCI loans. Our cash flows expected to be collected have been favorably affected over time by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. When we periodically update our cash flow estimates we have historically expected that the credit-stressed borrower characteristics and distressed collateral values associated with our Pick-a-Pay PCI loans would limit the ability of these borrowers to prepay their loans, thus increasing the future expected weighted-average life of the portfolio since acquisition. However, the higher prepayment trend that emerged in our Pick-a-Pay PCI loans portfolio in the prior year, which we attribute to the benefits of home price appreciation has continued to result in more loan (unpaid principal balance) to value ratios reaching an important industry refinancing inflection point of below 80%. As a result, we have continued to experience an increased level of borrowers qualifying for products to refinance their loans which may not have previously been available to them. Therefore, during first quarter 2017, we revised our Pick-a-Pay PCI loan cash flow estimates to reflect our expectation that the modified portion of the portfolio will have higher prepayments over the remainder of its life. The increase in expected prepayments in the first quarter and passage of time lowered our estimated weighted-average life to approximately 6.8 years at September 30, 2017, from 7.4 years at December 31, 2016. The accretable yield balance related to our Pick-a-Pay PCI loan portfolio declined $104 million ($126 million for all PCI loans) during third quarter 2017, driven by realized accretion of $315 million ($340 million for all PCI loans), $233 million reclassification from nonaccretable difference for loans with improving cash flows and a $22 million reduction in expected interest cash flows resulting from improved cash flow timing. The accretable yield percentage for Pick-a-Pay PCI loans for third quarter 2017 was 9.32%, up from 8.22% for fourth quarter 2016, due to an increase in the amount of accretable yield relative to the shortened weighted-average life. Due to the improving cash flow timing, we expect the accretable yield percentage to be 9.83% for fourth quarter 2017.
Since acquisition, due to better than expected performance observed on the PCI portion of the Pick-a-Pay portfolio compared with the original acquisition estimates, we have reclassified $8.9 billion from the nonaccretable difference to the accretable yield. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.
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
Table 20 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2016, predominantly reflects loan paydowns. As of September 30, 2017, 10% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.96% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 3% of the junior lien mortgage portfolio at September 30, 2017. For additional information on consumer loans by LTV/CLTV, see Table 5.12 in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
California	$11,006	12,539	1.89%	1.86	(0.46)	(0.42)	(0.37)	(0.18)	(0.13)
Florida	3,824	4,252	2.78	2.17	0.06	(0.10)	0.30	0.47	0.56
New Jersey	3,704	4,031	2.79	2.79	0.58	0.44	1.06	1.36	0.96
Virginia	2,442	2,696	1.93	1.97	0.33	0.17	0.48	0.67	0.55
Pennsylvania	2,275	2,494	2.07	2.07	0.47	0.29	0.67	1.01	0.75
Other	17,872	20,189	2.11	2.09	0.06	0.05	0.28	0.39	0.51
Total	41,123	46,201	2.16	2.09	—	(0.03)	0.21	0.38	0.40
PCI	29	36
Total junior lien mortgages	$41,152	46,237

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
On a monthly basis, we monitor the payment characteristics of borrowers in our junior lien portfolio. In September 2017, approximately 48% of these borrowers paid only the minimum amount due and approximately 46% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 33% paid only the minimum amount due and approximately 62% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and senior lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $144 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $51 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.
Table 21: Junior Lien Mortgage Line and Loan and Senior Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance September 30, 2017	Remainder of 2017	2018	2019	2020	2021	2022 and thereafter (1)	Amortizing
Junior lien lines and loans	$41,123	538	1,771	770	703	1,410	22,562	13,369
First lien lines	13,809	89	578	284	263	616	9,899	2,080
Total (2)(3)	$54,932	627	2,349	1,054	966	2,026	32,461	15,449
% of portfolios	100%	1	4	2	2	4	59	28

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $4.2 billion to $7.2 billion and averaging $6.1 billion per year.

(2)	Junior and first lien lines are mostly interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $63.1 billion at September 30, 2017.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $52 million, $257 million, $278 million, $304 million, $479 million and $279 million for 2017, 2018, 2019, 2020, 2021, and 2022 and thereafter, respectively. Amortizing lines and loans include $100 million of end-of-term balloon payments, which are past due. At September 30, 2017, $533 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $649 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $36.2 billion at September 30, 2017, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.08% for third quarter 2017, compared with 2.82% for third quarter 2016 and 3.43% and 3.07% for the first nine months of 2017 and 2016, respectively, principally from seasoning of newer vintages.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $55.5 billion at September 30, 2017. The net charge-off rate (annualized) for our automobile portfolio was 1.41% for third quarter 2017, compared with 0.87% for third quarter 2016 and 1.12% and 0.77% for the first nine months of 2017 and 2016, respectively. The increase in net charge-offs in 2017, compared with 2016, was due to increased loss severities resulting from a temporary moratorium on certain repossessions for customers who have had collateral protection insurance (CPI) policies purchased on their behalf while we remediate the previously disclosed CPI issues, as well as updated industry regulatory guidance regarding the timing of loss recognition for automobile loans in bankruptcy, and also reflected the current trend of increased charge-offs in the automobile lending industry.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $38.7 billion at September 30, 2017, and primarily included student and securities-based loans. Our private student loan portfolio totaled $12.2 billion at September 30, 2017. All remaining student loans guaranteed by agencies on behalf of the U.S. Department of Education under the Federal Family Education Loan Program (FFELP) were sold as of March 31, 2017. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.44% for third quarter 2017, compared with 1.40% for third quarter 2016 and 1.54% and 1.38% for the first nine months of 2017 and 2016, respectively.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $512 million from second quarter 2017 to $9.3 billion with improvement across our consumer and commercial portfolios. Nonaccrual loans decreased $437 million from second quarter 2017 to $8.6 billion reflecting declines in commercial and industrial nonaccruals, as well as continued lower consumer real estate nonaccruals. Foreclosed assets of $706 million were down $75 million from second quarter 2017.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans receive notification of bankruptcy, regardless of their delinquency status.

Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,397	0.73%	$2,632	0.79%	$2,898	0.88%	$3,216	0.97%
Real estate mortgage	593	0.46	630	0.48	672	0.51	685	0.52
Real estate construction	38	0.15	34	0.13	40	0.16	43	0.18
Lease financing	81	0.42	89	0.46	96	0.50	115	0.60
Total commercial	3,109	0.62	3,385	0.67	3,706	0.73	4,059	0.80
Consumer:
Real estate 1-4 family first mortgage (1)	4,213	1.50	4,413	1.60	4,743	1.73	4,962	1.80
Real estate 1-4 family junior lien mortgage	1,101	2.68	1,095	2.56	1,153	2.60	1,206	2.61
Automobile	137	0.25	104	0.18	101	0.17	106	0.17
Other revolving credit and installment	59	0.15	59	0.15	56	0.14	51	0.13
Total consumer (2)	5,510	1.22	5,671	1.26	6,053	1.34	6,325	1.37
Total nonaccrual loans (3)(4)(5)	8,619	0.91	9,056	0.95	9,759	1.02	10,384	1.07
Foreclosed assets:
Government insured/guaranteed (6)	137		149		179		197
Non-government insured/guaranteed	569		632		726		781
Total foreclosed assets	706		781		905		978
Total nonperforming assets	$9,325	0.98%	$9,837	1.03%	$10,664	1.11%	$11,362	1.17%
Change in NPAs from prior quarter	$(512)		(827)		(698)		(644)

(1)	Includes MHFS of $133 million, $140 million, $145 million, and $149 million at September 30, June 30, and March 31, 2017 and December 31, 2016, respectively.

(2)	Includes an incremental $171 million of nonaccrual loans at September 30, 2017, reflecting updated industry regulatory guidance related to loans in bankruptcy.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

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

Table 23 provides an analysis of the changes in nonaccrual loans.
Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Commercial nonaccrual loans
Balance, beginning of period	$3,385	3,706	4,059	4,262	4,507
Inflows	627	704	945	951	1,180
Outflows:
Returned to accruing	(97)	(61)	(133)	(59)	(80)
Foreclosures	(3)	(15)	(1)	(15)	(1)
Charge-offs	(173)	(116)	(202)	(292)	(290)
Payments, sales and other	(630)	(833)	(962)	(788)	(1,054)
Total outflows	(903)	(1,025)	(1,298)	(1,154)	(1,425)
Balance, end of period	3,109	3,385	3,706	4,059	4,262
Consumer nonaccrual loans
Balance, beginning of period	5,671	6,053	6,325	6,724	7,456
Inflows (1)	887	676	814	863	868
Outflows:
Returned to accruing	(397)	(425)	(428)	(410)	(597)
Foreclosures	(56)	(72)	(81)	(59)	(85)
Charge-offs	(109)	(117)	(151)	(158)	(192)
Payments, sales and other	(486)	(444)	(426)	(635)	(726)
Total outflows	(1,048)	(1,058)	(1,086)	(1,262)	(1,600)
Balance, end of period	5,510	5,671	6,053	6,325	6,724
Total nonaccrual loans	$8,619	9,056	9,759	10,384	10,986

(1)	Quarter ended September 30, 2017, includes an incremental $171 million of nonaccrual loans, reflecting updated industry regulatory guidance related to loans in bankruptcy.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2017:

•
98% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 96% are secured by real estate and 81% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $380 million and $1.9 billion have already been recognized on 16% of commercial nonaccrual loans and 45% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell), except for modifications in their trial period that are not written down as long as trial payments are made on time. Thereafter, we reevaluate each loan regularly and record additional write-downs if needed.

•	88% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	82% of commercial nonaccrual loans were current on both principal and interest, and will remain on nonaccrual until the full and timely collection of principal and interest becomes certain.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	of $2.4 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.5 billion were current.

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

Risk Management - Credit Risk Management (continued)

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 24: Foreclosed Assets

(in millions)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Summary by loan segment
Government insured/guaranteed	$137	149	179	197	282
PCI loans:
Commercial	67	79	84	91	98
Consumer	72	67	80	75	88
Total PCI loans	139	146	164	166	186
All other loans:
Commercial	226	259	275	287	298
Consumer	204	227	287	328	254
Total all other loans	430	486	562	615	552
Total foreclosed assets	$706	781	905	978	1,020
Analysis of changes in foreclosed assets (1)
Balance, beginning of period	$781	905	978	1,020	1,117
Net change in government insured/guaranteed (2)	(12)	(30)	(18)	(85)	(39)
Additions to foreclosed assets (3)	198	233	288	405	261
Reductions:
Sales	(257)	(330)	(307)	(296)	(421)
Write-downs and gains (losses) on sales	(4)	3	(36)	(66)	102
Total reductions	(261)	(327)	(343)	(362)	(319)
Balance, end of period	$706	781	905	978	1,020

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

Foreclosed assets at September 30, 2017, included $398 million of foreclosed residential real estate, of which 34% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $308 million has been written down to estimated net realizable value. Of the $706 million in foreclosed assets at September 30, 2017, 56% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Commercial:
Commercial and industrial	$2,424	2,629	2,484	2,584	2,445
Real estate mortgage	953	1,024	1,090	1,119	1,256
Real estate construction	48	62	73	91	95
Lease financing	39	21	8	6	8
Total commercial TDRs	3,464	3,736	3,655	3,800	3,804
Consumer:
Real estate 1-4 family first mortgage	12,617	13,141	13,680	14,134	14,761
Real estate 1-4 family junior lien mortgage	1,919	1,975	2,027	2,074	2,144
Credit Card	340	316	308	300	294
Automobile	88	85	80	85	89
Other revolving credit and installment	124	118	107	101	93
Trial modifications	183	215	261	299	348
Total consumer TDRs (1)	15,271	15,850	16,463	16,993	17,729
Total TDRs	$18,735	19,586	20,118	20,793	21,533
TDRs on nonaccrual status	$5,218	5,637	5,819	6,193	6,429
TDRs on accrual status (1)	13,517	13,949	14,299	14,600	15,104
Total TDRs	$18,735	19,586	20,118	20,793	21,533

(1)
TDR loans include $1.4 billion, $1.4 billion, $1.5 billion, $1.5 billion, and $1.6 billion at September 30, June 30 and March 31, 2017, and December 31 and September 30, 2016, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and accruing.

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.6 billion and $2.2 billion at September 30, 2017, and December 31, 2016, respectively. See Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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

Risk Management - Credit Risk Management (continued)

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Commercial:
Balance, beginning of quarter	$3,736	3,655	3,800	3,804	3,386
Inflows (1)	333	730	642	615	914
Outflows
Charge-offs	(74)	(59)	(108)	(120)	(76)
Foreclosures	(2)	(12)	—	(13)	(2)
Payments, sales and other (2)	(529)	(578)	(679)	(486)	(418)
Balance, end of quarter	3,464	3,736	3,655	3,800	3,804
Consumer:
Balance, beginning of quarter	15,850	16,463	16,993	17,729	18,565
Inflows (1)	461	444	517	513	542
Outflows
Charge-offs	(51)	(51)	(51)	(48)	(65)
Foreclosures	(146)	(159)	(179)	(166)	(230)
Payments, sales and other (2)	(811)	(801)	(779)	(987)	(1,067)
Net change in trial modifications (3)	(32)	(46)	(38)	(48)	(16)
Balance, end of quarter	15,271	15,850	16,463	16,993	17,729
Total TDRs	$18,735	19,586	20,118	20,793	21,533

(1)	Inflows include loans that modify, even if they resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $6 million and $4 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarters ended September 30, 2017 and December 31, 2016, respectively, while no loans were removed from TDR classification for the quarters ended June 30 and March 31, 2017, and September 30, 2016.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2017, were down $11 million, or 1%, from December 31, 2016, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $9.3 billion at September 30, 2017, down from $10.9 billion at December 31, 2016, due to improving credit trends. All remaining student loans guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP were sold as of March 31, 2017.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Total (excluding PCI (1)):	$10,227	9,716	10,525	11,858	12,068
Less: FHA insured/VA guaranteed (2)(3)	9,266	8,873	9,585	10,883	11,198
Less: Student loans guaranteed under the FFELP (4)	—	—	—	3	17
Total, not government insured/guaranteed	$961	843	940	972	853
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$27	42	88	28	47
Real estate mortgage	11	2	11	36	4
Real estate construction	—	10	3	—	—
Total commercial	38	54	102	64	51
Consumer:
Real estate 1-4 family first mortgage (3)	190	145	149	175	171
Real estate 1-4 family junior lien mortgage (3)	49	44	42	56	54
Credit card	475	411	453	452	392
Automobile	111	91	79	112	81
Other revolving credit and installment	98	98	115	113	104
Total consumer	923	789	838	908	802
Total, not government insured/guaranteed	$961	843	940	972	853

(1)	PCI loans totaled $1.4 billion, $1.5 billion, $1.8 billion, $2.0 billion, and $2.2 billion at September 30, June 30 and March 31, 2017 and December 31 and September 30, 2016, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

(4)
Represents loans whose repayments are largely guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. All remaining student loans guaranteed under the FFELP were sold as of March 31, 2017.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Sep 30, 2017		Jun 30, 2017		Mar 31, 2017		Dec 31, 2016		Sep 30, 2016
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$125	0.15%	$78	0.10%	$171	0.21%	$256	0.31%	$259	0.32%
Real estate mortgage	(3)	(0.01)	(6)	(0.02)	(25)	(0.08)	(12)	(0.04)	(28)	(0.09)
Real estate construction	(15)	(0.24)	(4)	(0.05)	(8)	(0.15)	(8)	(0.13)	(18)	(0.32)
Lease financing	6	0.12	7	0.15	5	0.11	15	0.32	2	0.04
Total commercial	113	0.09	75	0.06	143	0.11	251	0.20	215	0.17
Consumer:
Real estate 1-4 family first mortgage	(16)	(0.02)	(16)	(0.02)	7	0.01	(3)	—	20	0.03
Real estate 1-4 family junior lien mortgage	1	—	(4)	(0.03)	23	0.21	44	0.38	49	0.40
Credit card	277	3.08	320	3.67	309	3.54	275	3.09	245	2.82
Automobile	202	1.41	126	0.86	167	1.10	166	1.05	137	0.87
Other revolving credit and installment	140	1.44	154	1.58	156	1.60	172	1.70	139	1.40
Total consumer (2)	604	0.53	580	0.51	662	0.59	654	0.56	590	0.51
Total	$717	0.30%	$655	0.27%	$805	0.34%	$905	0.37%	$805	0.33%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

(2)
Quarter ended September 30, 2017, includes an incremental $29 million of charge-offs in accordance with updated industry regulatory guidance regarding the timing of loss recognition for real estate 1-4 family mortgage and automobile loans in bankruptcy.

Table 28 presents net charge-offs for third quarter 2017 and the previous four quarters. Net charge-offs in third quarter 2017 were $717 million (0.30% of average total loans outstanding) compared with $805 million (0.33%) in third quarter 2016.
The decrease in commercial and industrial net charge-offs from third quarter 2016 reflected continued improvement in our oil and gas portfolio. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs increased slightly from the prior year due to an increase in credit card and automobile net charge-offs, partially offset by a decrease in residential real estate net charge-offs.
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
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Sep 30, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,076	34%	$4,560	34%	$4,231	33%	$3,506	32%	$3,040	29%
Real estate mortgage	1,248	14	1,320	14	1,264	13	1,576	13	2,157	14
Real estate construction	1,262	3	1,294	2	1,210	3	1,097	2	775	2
Lease financing	246	2	220	2	167	1	198	1	131	1
Total commercial	6,832	53	7,394	52	6,872	50	6,377	48	6,103	46
Consumer:
Real estate 1-4 family first mortgage	1,173	29	1,270	29	1,895	30	2,878	31	4,087	32
Real estate 1-4 family junior lien mortgage	672	4	815	5	1,223	6	1,566	7	2,534	8
Credit card	1,900	4	1,605	4	1,412	4	1,271	4	1,224	3
Automobile	853	6	817	6	529	6	516	6	475	6
Other revolving credit and installment	679	4	639	4	581	4	561	4	548	5
Total consumer	5,277	47	5,146	48	5,640	50	6,792	52	8,868	54
Total	$12,109	100%	$12,540	100%	$12,512	100%	$13,169	100%	$14,971	100%

	Sep 30, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014		Dec 31, 2013
Components:
Allowance for loan losses	$11,078		11,419		11,545		12,319		14,502
Allowance for unfunded credit commitments	1,031		1,121		967		850		469
Allowance for credit losses	$12,109		12,540		12,512		13,169		14,971
Allowance for loan losses as a percentage of total loans	1.16%		1.18		1.26		1.43		1.76
Allowance for loan losses as a percentage of total net charge-offs (1)	390		324		399		418		322
Allowance for credit losses as a percentage of total loans	1.27		1.30		1.37		1.53		1.82
Allowance for credit losses as a percentage of total nonaccrual loans	141		121		110		103		96

(1)	Total net charge-offs are annualized for quarter ended September 30, 2017.

In addition to the allowance for credit losses, there was $454 million at September 30, 2017, and $954 million at December 31, 2016 of nonaccretable difference to absorb losses for PCI loans, which totaled $13.6 billion at September 30, 2017. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Our nonaccrual loans consisted primarily of real estate 1-4 family first and junior lien mortgage loans at September 30, 2017.
The allowance for credit losses decreased $431 million, or 3%, from December 31, 2016, due to a decrease in our commercial allowance reflecting credit quality improvement, including in the oil and gas portfolio, as well as improvement in our residential real estate portfolios, partially offset by increased allowance in the credit card, automobile and other revolving credit and installment portfolios. Total provision for credit losses was $717 million in third quarter 2017, compared with $805 million in third quarter 2016, reflecting the same changes mentioned above for the allowance for credit losses.
We believe the allowance for credit losses of $12.1 billion at September 30, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. Approximately $797 million of the allowance at September 30, 2017, was allocated to our oil and gas portfolio, compared with $1.3 billion at December 31, 2016. This represented 6.2% and 8.5% of total oil and gas loans outstanding at September 30, 2017, and December 31, 2016, respectively. The allowance for credit losses at September 30, 2017 also included

Risk Management - Credit Risk Management (continued)

$450 million for coverage of our preliminary estimate of potential hurricane-related losses from Hurricanes Harvey, Irma and Maria. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.6 trillion in the residential mortgage loan servicing portfolio at September 30, 2017, 95% was current and less than 1% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.83% at September 30, 2017, and at December 31, 2016. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2017, was $120 million, representing 549 loans, up from a year ago both in number of outstanding loans and in total dollar balances. The increase was largely due to private investor demands we expect to resolve with minimal repurchase risk.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $179 million at September 30, 2017, and $229 million at December 31, 2016. In third quarter 2017, we released $6 million due to re-estimation of our liability based on recently observed trends, which increased net gains on mortgage loan origination/sales activities, compared with a release of $13 million in third quarter 2016. Additionally, in third quarter 2017, we recognized a $10 million reserve build for an MSR acquisition. We incurred net losses on repurchased loans and investor reimbursements totaling $3 million in third quarter 2017 and in third quarter 2016.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $180 million at September 30, 2017, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
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
As of September 30, 2017, our most recent simulations estimate net interest income sensitivity over the next two years under a range of both lower and higher interest rates. Measured impacts from standardized ramps (gradual changes) and shocks

(instantaneous changes) are summarized in Table 30, indicating net interest income sensitivity relative to the Company's base net interest income plan. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base scenario in year one, and the full amount of the ramp is held as a constant differential to the base scenario in year two. The following describes the simulation assumptions for the scenarios presented in Table 30:

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

•	We hold the size of the projected investment securities portfolio constant across scenarios.
Table 30: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		(0.7) - (0.2)	1.1 - 1.6	0.9 - 1.4
Key Rates at Horizon End
Fed Funds Target	2.09	1.09	3.09	4.09
10-year CMT (1)	2.97	1.97	3.97	4.97
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		(1.1) - (0.6)	1.5 - 2.0	2.1 - 2.6
Key Rates at Horizon End
Fed Funds Target	2.50	1.50	3.50	4.50
10-year CMT (1)	3.59	2.59	4.59	5.59

(1)	U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense is significantly driven by mortgage activity, and may move in the opposite direction of our net interest income. Typically, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower interest rates, mortgage activity generally increases. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
We use the investment securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Investment Securities” section in this Report for more information on the use of the available-for-sale and held-to-

Asset/Liability Management (continued)

maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2017, and December 31, 2016, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
The total carrying value of our residential and commercial MSRs was $14.7 billion at September 30, 2017, and $14.4 billion at December 31, 2016. The weighted-average note rate on our portfolio of loans serviced for others was 4.23% at September 30, 2017, and 4.26% at December 31, 2016. The carrying value of our total MSRs represented 0.87% of mortgage loans serviced for others at September 30, 2017, and 0.85% at December 31, 2016.

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

Table 31 presents total revenue from trading activities.
Table 31: Net Gains (Losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Interest income (1)	$754	593	$2,107	1,761
Less: Interest expense (2)	109	88	309	260
Net interest income	645	505	1,798	1,501
Noninterest income:
Net gains (losses) from trading activities (3):
Customer accommodation	188	348	720	947
Economic hedges and other (4)	57	67	201	(4)
Total net gains from trading activities	245	415	921	943
Total trading-related net interest and noninterest income	$890	920	$2,719	2,444

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Represents realized gains (losses) from our trading activity and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of business activity.

(4)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.
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
Table 32: Distribution of Daily Trading-Related Revenues

25
20
15
10
5
0
Number of Days
($5mm) & lower
($5mm) to $0
$0 to $5mm
$5mm to $10mm
$10mm to $15mm
$15mm & Higher
Three Months Ended June 30, 2017
Three Months Ended September 30, 2017

Market Risk Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, mortgage rates, and market liquidity. Market risk is intrinsic to the Company’s sales and trading, market making, investing, and risk management activities.
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

Asset/Liability Management (continued)

Table 33 shows the Company’s Trading General VaR by risk category. As presented in the table, average Company Trading General VaR was $15 million for the quarter ended September 30, 2017, compared with $29 million for the quarter ended June 30, 2017. The decrease was mainly driven by changes in historical VaR dates dropping out of the 1-year time horizon.
Table 33: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2017				June 30, 2017
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$18	26	18	35	23	29	23	36
Interest rate	7	13	7	20	10	20	10	27
Equity	13	11	9	14	10	11	9	14
Commodity	2	1	1	2	1	1	1	2
Foreign exchange	0	1	0	1	1	1	0	1
Diversification benefit (1)	(22)	(37)			(29)	(33)
Company Trading General VaR	$18	15			16	29

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

Table 34 shows the General VaR measure categorized by major risk categories. Average 10-day Company Regulatory General VaR was $31 million for the quarter ended September 30, 2017, compared with $30 million for the quarter ended June 30, 2017. The increase was primarily driven by changes in portfolio composition.
Table 34: Regulatory 10-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2017				June 30, 2017
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High
Wholesale Regulatory General VaR Risk Categories
Credit	$51	66	45	86	60	72	57	93
Interest rate	14	23	14	38	17	39	17	71
Equity (1)	7	12	4	23	6	4	2	7
Commodity	6	8	4	21	11	4	3	11
Foreign exchange	3	6	2	16	8	6	3	29
Diversification benefit (2)	(57)	(86)			(71)	(96)
Wholesale Regulatory General VaR	$24	29	20	36	31	29	24	37
Company Regulatory General VaR	26	31	22	39	35	30	25	40

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
Table 35 provides information on Total VaR, Total Stressed VaR and the Incremental Risk Charge results for the quarter ended September 30, 2017. Incremental Risk Charge uses the higher of the quarterly average or the quarter end result. For third quarter 2017, the required capital for market risk equals the quarter end results.

Table 35: Market Risk Regulatory Capital Modeled Components

	Quarter ended September 30, 2017				September 30, 2017
(in millions)	Average	Low	High	Period end	Risk- based capital (1)	Risk- weighted assets (1)
Total VaR	$54	47	65	62	163	2,039
Total Stressed VaR	279	232	321	292	837	10,461
Incremental Risk Charge	32	26	38	34	34	423

(1)	Results represent the risk-based capital and RWAs based on the VaR and Incremental Risk Charge models.

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
Table 36 shows the aggregate net fair market value of securities and derivative securitization positions by exposure type that meet the regulatory definition of a covered trading securitization position at September 30, 2017, and December 31, 2016.
Table 36: Covered Securitization Positions by Exposure Type (Net Market Value)

(in millions)	ABS	CMBS	RMBS	CLO/CDO
September 30, 2017
Securitization exposure:
Securities	$559	220	744	738
Derivatives	3	(4)	1	(2)
Total	$562	216	745	736
December 31, 2016
Securitization exposure:
Securities	$801	397	911	791
Derivatives	3	4	1	(8)
Total	$804	401	912	783
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
Table 37 summarizes the market risk-based capital requirements charge and market RWAs in accordance with the Basel III market risk capital rule as of September 30, 2017, and December 31, 2016. The market RWAs are calculated as the sum of the components in the table below.

Table 37: Market Risk Regulatory Capital and RWAs

	September 30, 2017		December 31, 2016
(in millions)	Risk- based capital	Risk- weighted assets	Risk- based capital	Risk- weighted assets
Total VaR	$163	2,039	247	3,091
Total Stressed VaR	837	10,461	1,135	14,183
Incremental Risk Charge	34	423	217	2,710
Securitized Products Charge	678	8,469	561	7,007
Standardized Specific Risk Charge	1,248	15,606	1,357	16,962
De minimis Charges (positions not included in models)	10	132	11	147
Total	$2,970	37,130	3,528	44,100

RWA Rollforward  Table 38 depicts the changes in the market risk regulatory capital and RWAs under Basel III for the first nine months and third quarter of 2017.
Table 38: Analysis of Changes in Market Risk Regulatory Capital and RWAs

(in millions)	Risk- based capital	Risk- weighted assets
Balance, December 31, 2016	$3,528	44,100
Total VaR	(84)	(1,052)
Total Stressed VaR	(298)	(3,722)
Incremental Risk Charge	(183)	(2,288)
Securitized Products Charge	117	1,461
Standardized Specific Risk Charge	(108)	(1,356)
De minimis Charges	(2)	(13)
Balance, September 30, 2017	$2,970	37,130

Balance, June 30, 2017	$3,026	37,827
Total VaR	11	141
Total Stressed VaR	(62)	(774)
Incremental Risk Charge	4	47
Securitized Products Charge	55	689
Standardized Specific Risk Charge	(66)	(831)
De minimis Charges	2	31
Balance, September 30, 2017	$2,970	37,130

The largest contributor to the changes to market risk regulatory capital and RWAs in the first nine months of 2017 was associated with changes in positions due to normal trading activity.

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
Table 39 shows daily Total VaR (1-day, 99%) used for regulatory market risk capital backtesting for the 12 months ended September 30, 2017. The Company’s average Total VaR for third quarter 2017 was $19 million with a low of $17 million and a high of $21 million. The decrease in Total 1-day VaR in second quarter 2017 was attributable to a decline in modeled Specific Risk.

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
Table 40 provides information regarding our marketable and nonmarketable equity investments as of September 30, 2017, and December 31, 2016.

Table 40: Nonmarketable and Marketable Equity Investments

(in millions)	Sep 30, 2017	Dec 31, 2016
Nonmarketable equity investments:
Cost method:
Federal bank stock	$5,839	6,407
Private equity	1,428	1,465
Auction rate securities	400	525
Total cost method	7,667	8,397
Equity method:
LIHTC (1)	9,884	9,714
Private equity	3,758	3,635
Tax-advantaged renewable energy	1,954	2,054
New market tax credit and other	291	305
Total equity method	15,887	15,708
Fair value (2)	4,523	3,275
Total nonmarketable equity investments (3)	$28,077	27,380
Marketable equity securities:
Cost	$606	706
Net unrealized gains	287	505
Total marketable equity securities (4)	$893	1,211

(1)	Represents low income housing tax credit investments.

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

Liquidity Coverage Ratio As of September 30, 2017, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 41 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 41: Liquidity Coverage Ratio

(in millions)	Average for Quarter ended September 30, 2017
HQLA (1)(2)	$398,381
Projected net cash outflows	311,592
LCR	128%
HQLA in excess of projected net cash outflows	$86,789
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

Asset/Liability Management (continued)

Table 42: Primary Sources of Liquidity

	September 30, 2017			December 31, 2016
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits	$205,648	—	205,648	$200,671	—	200,671
Securities of U.S. Treasury and federal agencies	51,632	1,101	50,531	70,898	1,160	69,738
Mortgage-backed securities of federal agencies (1)	239,798	46,137	193,661	205,655	52,672	152,983
Total	$497,078	47,238	449,840	$477,224	53,832	423,392

(1)	Included in encumbered securities at September 30, 2017, were securities with a fair value of $8.0 billion which were purchased in September 2017, but settled in October 2017.

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
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 137% of total loans at September 30, 2017 and 135% at December 31, 2016.

Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.
Table 43 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 43: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$79,824	78,683	76,366	78,124	108,468
Commercial paper	—	11	10	120	123
Other short-term borrowings	13,987	16,662	18,495	18,537	16,077
Total	$93,811	95,356	94,871	96,781	124,668
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$81,980	79,826	79,942	107,271	101,252
Commercial paper	4	10	51	121	137
Other short-term borrowings	17,209	15,927	18,556	17,306	14,839
Total	$99,193	95,763	98,549	124,698	116,228
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$83,260	78,683	81,284	109,645	108,468
Commercial paper (2)	11	11	78	121	138
Other short-term borrowings (3)	18,301	18,281	19,439	18,537	16,077

(1)	Highest month-end balance in each of the last five quarters was in August, June and February 2017, October and September 2016.

(2)	Highest month-end balance in each of the last five quarters was in July, June and January 2017, November and July 2016.

(3)	Highest month-end balance in each of the last five quarters was in July, April and February 2017, December and September 2016.

Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $238.9 billion at September 30, 2017, decreased $16.2 billion from December 31, 2016. We issued $10.4 billion and $38.4 billion of long-term debt in the third quarter and first nine months of 2017, respectively. Table 44 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2017 and the following years thereafter, as of September 30, 2017.

Table 44: Maturity of Long-Term Debt

	September 30, 2017
(in millions)	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$3,084	8,002	6,791	13,300	18,036	71,083	120,296
Subordinated notes	—	608	—	—	—	26,380	26,988
Junior subordinated notes	—	—	—	—	—	1,658	1,658
Total long-term debt - Parent	$3,084	8,610	6,791	13,300	18,036	99,121	148,942
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$4,512	31,622	18,888	5,511	10,238	240	71,011
Subordinated notes	1,026	—	—	—	—	5,406	6,432
Junior subordinated notes	—	—	—	—	—	340	340
Securitizations and other bank debt	1,732	1,803	728	649	117	3,639	8,668
Total long-term debt - Bank	$7,270	33,425	19,616	6,160	10,355	9,625	86,451
Other consolidated subsidiaries
Senior notes	$—	807	1,200	—	1,016	404	3,427
Junior subordinated notes	—	—	—	—	—	—	—
Securitizations and other bank debt	—	73	—	—	—	—	73
Total long-term debt - Other consolidated subsidiaries	$—	880	1,200	—	1,016	404	3,500
Total long-term debt	$10,354	42,915	27,607	19,460	29,407	109,150	238,893
Parent In February 2017, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of September 30, 2017, the Parent was authorized by the Board to issue up to $50 billion in outstanding short-term debt and $180 billion in outstanding long-term debt. The Parent’s short-term debt issuance authority granted by the Board is limited to debt issued to affiliates, while the Parent’s long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At September 30, 2017, the Parent had available $50.0 billion in short-term debt issuance authority and $26.9 billion in long-term debt issuance authority. During the first nine months of 2017, the Parent issued $21.9 billion of senior notes, of which $16.1 billion were registered with the SEC.
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

Wells Fargo Bank, N.A. As of September 30, 2017, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $97.4 billion in short-term debt issuance authority and $98.2 billion in long-term debt issuance authority. In April 2015, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At September 30, 2017, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $38.0 billion in long-term senior or subordinated notes. During the first nine months of 2017, Wells Fargo Bank, N.A. issued $1.0 billion of unregistered senior notes, none of which were issued under the bank note program. In addition, during the first nine months of 2017, Wells Fargo Bank, N.A. executed advances of $20.4 billion with the Federal Home Loan Bank of Des Moines, and as of September 30, 2017, Wells Fargo Bank, N.A. had outstanding advances of $60.0 billion across the Federal Home Loan Bank System.

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
On September 18, 2017, S&P Global Ratings affirmed all of the Company’s ratings and maintained its negative ratings outlook. On September 20, 2017, DBRS, Inc. (DBRS) downgraded the Company’s long-term ratings by one notch and affirmed the Company’s short-term ratings. DBRS revised the trend on the Company's long-term ratings from negative to stable. On October 3, 2017, Fitch Ratings, Inc. downgraded certain of the Company’s ratings by one notch and revised the ratings outlook from negative to stable. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2017, are presented in Table 45.

Table 45: Credit Ratings as of September 30, 2017

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P	A	A-1	AA-	A-1+
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS	AA(low)	R-1(middle)	AA	R-1(high)
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

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $8.7 billion from December 31, 2016, predominantly from Wells Fargo net income of $15.9 billion, less common and preferred stock dividends of $7.0 billion. During third quarter 2017, we issued 10.1 million shares of common stock. During third quarter 2017, we repurchased 49.0 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $2.6 billion. We also entered into a $1 billion forward repurchase contract with an unrelated third party in October 2017 that is expected to settle in first quarter 2018 for approximately 19 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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
Because the Company has been designated as a G-SIB, we will also be subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) will consider our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with a methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) will use similar inputs, but will replace substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2015 data, our 2017 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 11.82% exceeded the minimum of 9.0% by 282 basis points at September 30, 2017.
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

Capital Management (continued)

Table 46 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at September 30, 2017 and December 31, 2016. As of September 30, 2017, our CET1 and tier 1 capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 46: Capital Components and Ratios (Fully Phased-In) (1)

		September 30, 2017				December 31, 2016
(in millions)		Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)	$152,808		152,808		146,424		146,424
Tier 1 Capital	(B)	176,263		176,263		169,063		169,063
Total Capital	(C)	207,593		217,279		200,344		210,796
Risk-Weighted Assets	(D)	1,243,355		1,292,841		1,298,688		1,358,933
Common Equity Tier 1 Capital Ratio	(A)/(D)	12.29%		11.82	*	11.27		10.77	*
Tier 1 Capital Ratio	(B)/(D)	14.18		13.63	*	13.02		12.44	*
Total Capital Ratio	(C)/(D)	16.70	*	16.81		15.43	*	15.51
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

Table 47 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at September 30, 2017 and December 31, 2016.

Table 47: Risk-Based Capital Calculation and Components

		September 30, 2017		December 31, 2016
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$206,824	206,824	200,497	200,497
Adjustments:
Preferred stock		(25,576)	(25,576)	(24,551)	(24,551)
Additional paid-in capital on ESOP preferred stock		(130)	(130)	(126)	(126)
Unearned ESOP shares		1,904	1,904	1,565	1,565
Noncontrolling interests		(895)	(895)	(916)	(916)
Total common stockholders' equity		182,127	182,127	176,469	176,469
Adjustments:
Goodwill		(26,581)	(26,581)	(26,693)	(26,693)
Certain identifiable intangible assets (other than MSRs)		(1,913)	(1,913)	(2,723)	(2,723)
Other assets (1)		(2,282)	(2,282)	(2,088)	(2,088)
Applicable deferred taxes (2)		1,550	1,550	1,772	1,772
Investment in certain subsidiaries and other		(93)	(93)	(313)	(313)
Common Equity Tier 1 (Fully Phased-In)		152,808	152,808	146,424	146,424
Effect of Transition Requirements		740	740	2,361	2,361
Common Equity Tier 1 (Transition Requirements)		$153,548	153,548	148,785	148,785

Common Equity Tier 1 (Fully Phased-In)		$152,808	152,808	146,424	146,424
Preferred stock		25,576	25,576	24,551	24,551
Additional paid-in capital on ESOP preferred stock		130	130	126	126
Unearned ESOP shares		(1,904)	(1,904)	(1,565)	(1,565)
Other		(347)	(347)	(473)	(473)
Total Tier 1 capital (Fully Phased-In)	(A)	176,263	176,263	169,063	169,063
Effect of Transition Requirements		733	733	2,301	2,301
Total Tier 1 capital (Transition Requirements)		$176,996	176,996	171,364	171,364

Total Tier 1 capital (Fully Phased-In)		$176,263	176,263	169,063	169,063
Long-term debt and other instruments qualifying as Tier 2		29,183	29,183	29,465	29,465
Qualifying allowance for credit losses (3)		2,423	12,109	2,088	12,540
Other		(276)	(276)	(272)	(272)
Total Tier 2 capital (Fully Phased-In)	(B)	31,330	41,016	31,281	41,733
Effect of Transition Requirements		1,196	1,196	1,780	1,780
Total Tier 2 capital (Transition Requirements)		$32,526	42,212	33,061	43,513

Total qualifying capital (Fully Phased-In)	(A)+(B)	$207,593	217,279	200,344	210,796
Total Effect of Transition Requirements		1,929	1,929	4,081	4,081
Total qualifying capital (Transition Requirements)		$209,522	219,208	204,425	214,877

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$910,562	1,255,711	960,763	1,314,833
Market risk		37,130	37,130	44,100	44,100
Operational risk		295,663	N/A	293,825	N/A
Total RWAs (Fully Phased-In)		$1,243,355	1,292,841	1,298,688	1,358,933
Credit risk		$884,907	1,231,508	936,664	1,292,098
Market risk		37,130	37,130	44,100	44,100
Operational risk		295,663	N/A	293,825	N/A
Total RWAs (Transition Requirements)		$1,217,700	1,268,638	1,274,589	1,336,198

(1)	Represents goodwill and other intangibles on nonmarketable equity investments and on held-for-sale assets, which are included in other assets.

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

Capital Management (continued)

Table 48 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2017.

Table 48: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2016	$146,424
Net income	14,645
Common stock dividends	(5,738)
Common stock issued, repurchased, and stock compensation-related items	(4,750)
Goodwill	112
Certain identifiable intangible assets (other than MSRs)	811
Other assets (1)	(195)
Applicable deferred taxes (2)	(221)
Investment in certain subsidiaries and other	1,720
Change in Common Equity Tier 1	6,384
Common Equity Tier 1 (Fully Phased-In) at September 30, 2017	$152,808

(1)	Represents goodwill and other intangibles on nonmarketable equity investments and on held-for-sale assets, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 49 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2017.

Table 49: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2016	$1,298,688	1,358,933
Net change in credit risk RWAs	(50,201)	(59,122)
Net change in market risk RWAs	(6,970)	(6,970)
Net change in operational risk RWAs	1,838	N/A
Total change in RWAs	(55,333)	(66,092)
RWAs (Fully Phased-In) at September 30, 2017	1,243,355	1,292,841
Effect of Transition Requirements	(25,655)	(24,203)
RWAs (Transition Requirements) at September 30, 2017	$1,217,700	1,268,638

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
Table 50 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 50: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2017	Jun 30, 2017	Sep 30, 2016	Sep 30, 2017	Jun 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Total equity		$206,824	206,145	203,958	207,934	205,968	203,883	205,246	200,502
Adjustments:
Preferred stock		(25,576)	(25,785)	(24,594)	(25,780)	(25,849)	(24,813)	(25,600)	(24,291)
Additional paid-in capital on ESOP preferred stock		(130)	(136)	(130)	(136)	(144)	(148)	(142)	(172)
Unearned ESOP shares		1,904	2,119	1,612	2,114	2,366	1,850	2,226	2,150
Noncontrolling interests		(895)	(915)	(930)	(926)	(910)	(927)	(931)	(938)
Total common stockholders' equity	(A)	182,127	181,428	179,916	183,206	181,431	179,845	180,799	177,251
Adjustments:
Goodwill		(26,581)	(26,573)	(26,688)	(26,600)	(26,664)	(26,979)	(26,645)	(26,696)
Certain identifiable intangible assets (other than MSRs)		(1,913)	(2,147)	(3,001)	(2,056)	(2,303)	(3,145)	(2,314)	(3,383)
Other assets (1)		(2,282)	(2,268)	(2,230)	(2,231)	(2,160)	(2,131)	(2,163)	(2,097)
Applicable deferred taxes (2)		1,550	1,624	1,832	1,579	1,648	1,855	1,650	1,973
Tangible common equity	(B)	$152,901	152,064	149,829	153,898	151,952	149,445	151,327	147,048
Common shares outstanding	(C)	4,927.9	4,966.8	5,023.9	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$4,185	5,404	5,243	14,645	15,501
Book value per common share	(A)/(C)	$36.96	36.53	35.81	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	31.03	30.62	29.82	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	9.06%	11.95	11.60	10.83	11.68
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	10.79	14.26	13.96	12.94	14.08

(1)	Represents goodwill and other intangibles on nonmarketable equity investments and on held-for-sale assets, which are included in other assets.

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

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which becomes effective on January 1, 2018, will require a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule will also require that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In September 2014, federal banking regulators finalized additional changes to the SLR requirements to implement revisions to the Basel III leverage framework finalized by the BCBS in January 2014. These additional changes, among other things, modify the methodology for including off- balance sheet items, including credit derivatives, repo-style transactions and lines of credit, in the denominator of the SLR, and will become effective on January 1, 2018. At September 30, 2017, our SLR for the Company was 7.9% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 51 for information regarding the calculation and components of the SLR.
Table 51: Fully Phased-In SLR

(in millions, except ratio)	September 30, 2017
Tier 1 capital	$176,263
Total average assets	1,938,522
Less: deductions from Tier 1 capital	29,705
Total adjusted average assets	1,908,817
Adjustments:
Derivative exposures	73,681
Repo-style transactions	3,055
Other off-balance sheet exposures	243,339
Total adjustments	320,075
Total leverage exposure	$2,228,892
Supplementary leverage ratio	7.9%
OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which become effective on January 1, 2019, U.S. G-SIBs will be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs will be required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that will be added to the 18% minimum and (ii) an external

TLAC leverage buffer equal to 2.0% of total leverage exposure that will be added to the 7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules will also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules will impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements.
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
Federal banking regulators require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in October 2017.

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
In January 2016, the Board authorized the repurchase of 350 million shares of our common stock. At September 30, 2017, we had remaining authority to repurchase approximately 122 million shares, subject to regulatory and legal conditions. For more information about share repurchases during third quarter 2017, see Part II, Item 2 in this Report.

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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At September 30, 2017, there were 26,560,862 warrants outstanding, exercisable at $33.731 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

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
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2016 Form 10-K and the “Regulatory Matters” section in our 2017 First and Second Quarter Reports on Form 10-Q.

REGULATION OF CONSUMER FINANCIAL PRODUCTS The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) to ensure consumers receive clear and accurate disclosures regarding financial products and to protect them from hidden fees and unfair or abusive practices. With respect to residential mortgage lending, the CFPB issued a number of final rules implementing new origination, notification, disclosure and other requirements, as well as additional limitations on the fees and charges that may be increased from the estimates provided by lenders. In October 2015, the CFPB finalized amendments to the rule implementing the Home Mortgage Disclosure Act, resulting in a significant expansion of the data points lenders will be required to collect beginning January 1, 2018 and report to the CFPB beginning January 1, 2019. The CFPB also expanded the transactions covered by the rule and increased the reporting frequency from annual to quarterly for large volume lenders, such as Wells Fargo, beginning January 1, 2020. With respect to other financial products, in October 2016, the CFPB finalized rules, most of which become effective on April 1, 2018, to make prepaid cards subject to similar consumer protections as those provided by more traditional debit and credit cards such as fraud protection and expanded access to account information. In July 2017, the CFPB finalized a rule, which became effective on September 18, 2017, prohibiting covered providers of certain consumer financial products and services, such as Wells Fargo, from using arbitration agreements that prevent consumers from filing or participating in class action litigation. However, Congress subsequently used its powers under the Congressional Review Act to overturn the CFPB's arbitration rule and prohibited the CFPB from writing a “substantially similar” rule in the future without congressional action.
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
We must also prepare and submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. Our insured national bank subsidiary, Wells Fargo Bank, N.A. (the “Bank”), must also prepare and submit to the OCC a recovery plan that sets forth the bank’s plan to remain a going concern when the bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determine that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.
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
The strategy described in our most recent resolution plan submission is a multiple point of entry strategy; however, we have made a decision to move to a single point of entry strategy for our next resolution plan submission. We are not obligated to maintain either a single point of entry or multiple point of entry strategy, and the strategies reflected in our resolution plan submissions are not binding in the event of an actual resolution of Wells Fargo, whether conducted under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority.
To facilitate the orderly resolution of systemically important financial institutions in case of material distress or failure, federal banking regulations require that institutions, such as Wells Fargo, maintain a minimum amount of equity and unsecured debt to absorb losses and recapitalize operating subsidiaries. Federal banking regulators have also required measures to facilitate the continued operation of operating subsidiaries notwithstanding the failure of their parent companies, such as limitations on parent guarantees, and have issued guidance encouraging institutions to take legally binding measures to provide capital and liquidity resources to certain subsidiaries in order to facilitate an orderly resolution. In response to the regulators’ guidance and to facilitate the orderly resolution of the Company using either a single point of entry or multiple point of entry resolution strategy, on June 28, 2017, the Parent entered into a support agreement (the “Support Agreement”) with WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), and the Bank, Wells Fargo Securities, LLC (“WFS”), and Wells Fargo Clearing Services, LLC (“WFCS”), each an indirect subsidiary of the Parent. Pursuant to the Support Agreement, the Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank pursuant to the Support Agreement and to WFS and WFCS through repurchase facilities entered into in connection with the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/or capital metrics fall below defined triggers, the subordinated notes would be forgiven and the committed line of credit would terminate, which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The Parent's and the IHC's respective obligations under the Support Agreement are secured pursuant to a related security agreement.

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

Current Accounting Developments (continued)

Current Accounting Developments
Table 52 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 52: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The Update makes targeted changes to the hedge accounting model intended to facilitate financial reporting that more closely reflects an entity’s risk management activities and to simplify application of hedge accounting. Changes include expanding the types of risk management strategies eligible for hedge accounting, easing the documentation and effectiveness assessment requirements, changing how ineffectiveness is measured and changing the presentation and disclosure requirements for hedge accounting activities.

We adopted the Update in fourth quarter 2017. Our financial statements for the year ended December 31, 2017, will include a cumulative-effect adjustment to opening retained earnings and adjustments to our 2017 earnings to reflect application of the new guidance effective January 1, 2017. The new guidance significantly reduces but does not eliminate interest-rate and foreign-currency related hedge ineffectiveness. However, we may continue to experience hedge ineffectiveness volatility related to certain hedges of foreign-currency denominated debt liabilities. The adjustment as of January 1, 2017, reduced retained earnings by approximately $381 million and increased other comprehensive income by approximately $168 million. Through September 30, 2017, year-to-date net income will increase approximately $169 million ($242 million pre-tax) and other comprehensive income will decrease by $163 million upon application of the new guidance.

ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The Update changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date.

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our investment securities portfolio includes holdings of available-for-sale (AFS) and held-to-maturity (HTM) callable debt securities held at a premium. At adoption, the guidance is expected to result in a cumulative effect adjustment which will be primarily offset with a corresponding adjustment to other comprehensive income related to AFS securities. After adoption, the guidance will reduce interest income prior to the call date because the premium will be amortized over a shorter time period. Our implementation effort includes identifying the population of debt securities subject to the new guidance, which are primarily obligations of U.S. states and political subdivisions, and quantifying the expected impacts. The impact of the Update on our consolidated financial statements will be affected by our portfolio composition at the time of adoption, which may change between September 30, 2017 and the adoption date.

Standard	Description	Effective date and financial statement impact
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

We will adopt the guidance in first quarter 2018 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for changes related to nonmarketable equity investments, which are applied prospectively.
Our investments in marketable equity securities classified as available-for-sale as of the adoption date will be accounted for at fair value with unrealized gains or losses reflected in earnings. As of September 30, 2017, the carrying value of these securities was $893 million, which included a $287 million net unrealized pre-tax gain reflected in other comprehensive income. Upon adoption, the amount of net unrealized gain or loss related to our available-for-sale equity securities portfolio as of December 31, 2017 will be reclassified from other comprehensive income to retained earnings.
    Our investments in nonmarketable equity instruments accounted for under the cost method of accounting, except for Federal bank stock, will be measured either at fair value with unrealized gains and losses reflected in earnings or the measurement alternative. The measurement alternative is similar to the cost method of accounting, except the carrying value is adjusted, through earnings, for subsequent observable transactions in the same or similar investment. We expect to account for substantially all of our private equity cost method investments using the measurement alternative and our auction rate securities portfolio at fair value with unrealized gains and losses reflected in earnings. Upon adoption, we do not expect a significant transition adjustment for the accounting change related to our nonmarketable cost method equity investments.
    Additionally, for purposes of disclosing the fair value of loans carried at amortized cost, we are evaluating our valuation methods to determine the necessary changes to present fair value disclosures based on “exit price” as required by the Update. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

Standard	Description	Effective date and financial statement impact
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

In addition to the list above, the following updates are applicable to us but, subject to completion of our assessment, are not expected to have a material impact on our consolidated financial statements:

•
ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

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

•
losses related to recent hurricanes, which primarily affected Texas, Florida and Puerto Rico, and related to recent California wildfires, in each case including from damage or loss to our collateral for loans in our consumer and commercial loan portfolios and from the impact on the ability of our borrowers to repay their loans;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2017, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Interest income
Trading assets	$754	593	2,107	1,761
Investment securities	2,662	2,298	8,035	6,736
Mortgages held for sale	219	207	598	549
Loans held for sale	5	2	10	7
Loans	10,522	9,978	31,021	29,377
Other interest income	896	409	2,228	1,175
Total interest income	15,058	13,487	43,999	39,605
Interest expense
Deposits	870	356	2,090	995
Short-term borrowings	226	85	503	229
Long-term debt	1,377	1,006	3,838	2,769
Other interest expense	109	88	309	260
Total interest expense	2,582	1,535	6,740	4,253
Net interest income	12,476	11,952	37,259	35,352
Provision for credit losses	717	805	1,877	2,965
Net interest income after provision for credit losses	11,759	11,147	35,382	32,387
Noninterest income
Service charges on deposit accounts	1,276	1,370	3,865	4,015
Trust and investment fees	3,609	3,613	10,808	10,545
Card fees	1,000	997	2,964	2,935
Other fees	877	926	2,644	2,765
Mortgage banking	1,046	1,667	3,422	4,679
Insurance	269	293	826	1,006
Net gains from trading activities	245	415	921	943
Net gains on debt securities (1)	166	106	322	797
Net gains from equity investments (2)	238	140	829	573
Lease income	475	534	1,449	1,404
Other	249	315	788	1,671
Total noninterest income	9,450	10,376	28,838	31,333
Noninterest expense
Salaries	4,356	4,224	12,960	12,359
Commission and incentive compensation	2,553	2,520	7,777	7,769
Employee benefits	1,279	1,223	4,273	3,993
Equipment	523	491	1,629	1,512
Net occupancy	716	718	2,134	2,145
Core deposit and other intangibles	288	299	864	891
FDIC and other deposit assessments	314	310	975	815
Other	4,322	3,483	11,072	9,678
Total noninterest expense	14,351	13,268	41,684	39,162
Income before income tax expense	6,858	8,255	22,536	24,558
Income tax expense	2,204	2,601	6,486	7,817
Net income before noncontrolling interests	4,654	5,654	16,050	16,741
Less: Net income from noncontrolling interests	58	10	187	77
Wells Fargo net income	$4,596	5,644	15,863	16,664
Less: Preferred stock dividends and other	411	401	1,218	1,163
Wells Fargo net income applicable to common stock	$4,185	5,243	14,645	15,501
Per share information
Earnings per common share	$0.85	1.04	2.94	3.06
Diluted earnings per common share	0.84	1.03	2.91	3.03
Dividends declared per common share	0.390	0.380	1.150	1.135
Average common shares outstanding	4,948.6	5,043.4	4,982.1	5,061.9
Diluted average common shares outstanding	4,996.8	5,094.6	5,035.4	5,118.2

(1)
Total other-than-temporary impairment (OTTI) losses were $5 million and $36 million for third quarter 2017 and 2016, respectively. Of total OTTI, losses of $7 million and $51 million were recognized in earnings, and reversal of losses of $(2) million and $(15) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2017 and 2016, respectively. Total OTTI losses were $54 million and $123 million for the first nine months of 2017 and 2016, respectively. Of total OTTI, losses of $107 million and $142 million were recognized in earnings, and reversal of losses of $(53) million and $(19) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2017 and 2016, respectively.

(2)	Includes OTTI losses of $84 million and $85 million for third quarter 2017 and 2016, respectively, and $186 million and $322 million for the first nine months of 2017 and 2016, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Wells Fargo net income	$4,596	5,644	15,863	16,664
Other comprehensive income (loss), before tax:
Investment securities:
Net unrealized gains arising during the period	891	112	2,825	2,478
Reclassification of net gains to net income	(200)	(193)	(522)	(1,001)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	36	(445)	279	2,611
Reclassification of net gains on cash flow hedges to net income	(105)	(262)	(460)	(783)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	11	(447)	4	(474)
Amortization of net actuarial loss, settlements and other to net income	41	39	120	115
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	40	(10)	87	27
Other comprehensive income (loss), before tax	714	(1,206)	2,333	2,973
Income tax benefit (expense) related to other comprehensive income	(265)	461	(852)	(1,110)
Other comprehensive income (loss), net of tax	449	(745)	1,481	1,863
Less: Other comprehensive income (loss) from noncontrolling interests	(34)	19	(29)	(24)
Wells Fargo other comprehensive income (loss), net of tax	483	(764)	1,510	1,887
Wells Fargo comprehensive income	5,079	4,880	17,373	18,551
Comprehensive income from noncontrolling interests	24	29	158	53
Total comprehensive income	$5,103	4,909	17,531	18,604

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2017	Dec 31, 2016
Assets	(Unaudited)
Cash and due from banks	$19,206	20,729
Federal funds sold, securities purchased under resale agreements and other short-term investments	273,105	266,038
Trading assets	88,404	74,397
Investment securities:
Available-for-sale, at fair value	272,210	308,364
Held-to-maturity, at cost (fair value $142,818 and $99,155)	142,423	99,583
Mortgages held for sale (includes $16,484 and $22,042 carried at fair value) (1)	20,009	26,309
Loans held for sale	157	80
Loans (includes $410 and $758 carried at fair value) (1)	951,873	967,604
Allowance for loan losses	(11,078)	(11,419)
Net loans	940,795	956,185
Mortgage servicing rights:
Measured at fair value	13,338	12,959
Amortized	1,406	1,406
Premises and equipment, net	8,449	8,333
Goodwill	26,581	26,693
Derivative assets	12,580	14,498
Other assets (includes $4,523 and $3,275 carried at fair value) (1)	116,276	114,541
Total assets (2)	$1,934,939	1,930,115
Liabilities
Noninterest-bearing deposits	$366,528	375,967
Interest-bearing deposits	940,178	930,112
Total deposits	1,306,706	1,306,079
Short-term borrowings	93,811	96,781
Derivative liabilities	9,497	14,492
Accrued expenses and other liabilities	79,208	57,189
Long-term debt	238,893	255,077
Total liabilities (3)	1,728,115	1,729,618
Equity
Wells Fargo stockholders' equity:
Preferred stock	25,576	24,551
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,759	60,234
Retained earnings	141,761	133,075
Cumulative other comprehensive income (loss)	(1,627)	(3,137)
Treasury stock – 553,940,326 shares and 465,702,148 shares	(27,772)	(22,713)
Unearned ESOP shares	(1,904)	(1,565)
Total Wells Fargo stockholders' equity	205,929	199,581
Noncontrolling interests	895	916
Total equity	206,824	200,497
Total liabilities and equity	$1,934,939	1,930,115

(1)	Parenthetical amounts represent assets and liabilities for which we have elected the fair value option.

(2)
Our consolidated assets at September 30, 2017, and December 31, 2016, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $115 million and $168 million; Federal funds sold, securities purchased under resale agreements and other short-term investments, $402 million and $74 million; Trading assets, $130 million at both period ends; Investment securities, $0 million at both period ends; Net loans, $11.9 billion and $12.6 billion; Derivative assets, $0 million and $1 million; Other assets, $352 million and $452 million; and Total assets, $12.9 billion and $13.4 billion, respectively.

(3)
Our consolidated liabilities at September 30, 2017, and December 31, 2016, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $26 million and $33 million; Accrued expenses and other liabilities, $141 million and $107 million; Long-term debt, $2.1 billion and $3.7 billion; and Total liabilities, $2.3 billion and $3.8 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	315,686	2,380	(68,239,609)	—
Balance September 30, 2016	11,575,603	$24,594	5,023,889,201	$9,136
Balance January 1, 2017	11,532,712	$24,551	5,016,109,326	$9,136
Net income
Other comprehensive income, net of tax
Noncontrolling interests
Common stock issued			45,738,310
Common stock repurchased			(145,143,692)
Preferred stock issued to ESOP	950,000	950
Preferred stock released by ESOP
Preferred stock converted to common shares	(614,529)	(615)	11,167,204
Common stock warrants repurchased/exercised
Preferred stock issued	27,600	690
Common stock dividends
Preferred stock dividends
Tax benefit from stock incentive compensation (2)
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	363,071	1,025	(88,238,178)	—
Balance September 30, 2017	11,895,783	$25,576	4,927,871,148	$9,136

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

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,714	120,866	297	(18,867)	(1,362)	192,998	893	193,891
						121	121
60,714	120,866	297	(18,867)	(1,362)	192,998	1,014	194,012
	16,664				16,664	77	16,741
		1,887			1,887	(24)	1,863
1					1	(137)	(136)
(194)	(286)		2,256		1,776		1,776
500			(6,582)		(6,082)		(6,082)
99				(1,249)	—		—
(79)				999	920		920
(16)			936		—		—
(17)					(17)		(17)
(49)					2,101		2,101
39	(5,791)				(5,752)		(5,752)
	(1,165)				(1,165)		(1,165)
203					203		203
547					547		547
(1,063)			10		(1,053)		(1,053)
(29)	9,422	1,887	(3,380)	(250)	10,030	(84)	9,946
60,685	130,288	2,184	(22,247)	(1,612)	203,028	930	203,958
60,234	133,075	(3,137)	(22,713)	(1,565)	199,581	916	200,497
	15,863				15,863	187	16,050
		1,510			1,510	(29)	1,481
1					1	(179)	(178)
(87)	(184)		2,183		1,912		1,912
750			(7,813)		(7,063)		(7,063)
31				(981)	—		—
(27)				642	615		615
61			554		—		—
(87)					(87)		(87)
(13)					677		677
37	(5,775)				(5,738)		(5,738)
	(1,218)				(1,218)		(1,218)
—					—		—
669					669		669
(810)			17		(793)		(793)
525	8,686	1,510	(5,059)	(339)	6,348	(21)	6,327
60,759	141,761	(1,627)	(27,772)	(1,904)	205,929	895	206,824

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income before noncontrolling interests	$16,050	16,741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,877	2,965
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	828	1,695
Depreciation, amortization and accretion	3,794	3,598
Other net (gains) losses	659	(74)
Stock-based compensation	1,595	1,474
Originations and purchases of MHFS and LHFS (1)	(134,363)	(144,022)
Proceeds from sales of and paydowns on mortgages originated for sale and LHFS (1)	97,116	91,877
Net change in:
Trading assets (1)	28,463	30,774
Deferred income taxes	1,748	(1,617)
Derivative assets and liabilities (1)	(3,777)	(836)
Other assets (1)	2,115	(7,895)
Other accrued expenses and liabilities (1)	2,375	1,502
Net cash provided (used) by operating activities	18,480	(3,818)
Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(13,896)	(28,296)
Available-for-sale securities:
Sales proceeds	37,520	28,147
Prepayments and maturities	35,392	27,768
Purchases	(74,260)	(66,685)
Held-to-maturity securities:
Paydowns and maturities	7,557	5,085
Purchases	—	(23,593)
Nonmarketable equity investments:
Sales proceeds	2,838	1,298
Purchases	(2,027)	(3,001)
Loans:
Loans originated by banking subsidiaries, net of principal collected	5,665	(28,155)
Proceeds from sales (including participations) of loans held for investment	8,473	6,958
Purchases (including participations) of loans	(2,436)	(4,007)
Principal collected on nonbank entities’ loans	9,072	8,736
Loans originated by nonbank entities	(7,400)	(9,091)
Net cash paid for acquisitions	(23)	(29,797)
Proceeds from sales of foreclosed assets and short sales	4,175	5,560
Other, net (1)	(1,336)	(115)
Net cash provided (used) by investing activities	9,314	(109,188)
Cash flows from financing activities:
Net change in:
Deposits	627	52,582
Short-term borrowings	4,655	26,882
Long-term debt:
Proceeds from issuance	38,358	67,677
Repayment	(60,103)	(23,505)
Preferred stock:
Proceeds from issuance	677	2,101
Cash dividends paid	(1,226)	(1,173)
Common stock:
Proceeds from issuance	905	1,024
Stock tendered for payment of withholding taxes (1)	(376)	(486)
Repurchased	(7,063)	(6,082)
Cash dividends paid	(5,605)	(5,609)
Net change in noncontrolling interests	(72)	(159)
Other, net	(94)	(70)
Net cash provided (used) by financing activities	(29,317)	113,182
Net change in cash and due from banks	(1,523)	176
Cash and due from banks at beginning of period	20,729	19,111
Cash and due from banks at end of period	$19,206	19,287
Supplemental cash flow disclosures:
Cash paid for interest	$6,514	3,920
Cash paid for income taxes	4,687	7,158

(1)	Prior periods have been revised to conform to the current period presentation.
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

Accounting Standards with Retrospective Application
The following accounting pronouncements have been issued by the FASB but are not yet effective:

•	ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

Note 1: Summary of Significant Accounting Policies (continued)

•	ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. Subject to completion of our assessment, we are not expecting this Update to have a material impact on our financial statements.

ASU 2016-18 requires that amounts described as restricted cash and cash equivalents be included with cash and cash equivalents in the statement of cash flows. In addition, we will be required to disclose information in our footnotes about the nature of the restriction on cash and cash equivalents. The Update is effective for us in first quarter 2018 with retrospective application. Subject to completion of our assessment, we are not expecting this Update to have a material impact on our financial statements.

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
We had no unsettled private share repurchase contracts at both September 30, 2017 and September 30, 2016.

Supplemental Cash Flow Information
Significant noncash activities are presented below.

Table 1.1: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2017	2016
Trading assets retained from securitization of MHFS	$43,394	47,291
Transfers from loans to MHFS	4,015	5,257
Transfers from available-for-sale to held-to-maturity securities	50,405	816

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2017, and there have been no material events that would require recognition in our third quarter 2017 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
On July 1, 2017, we completed a step acquisition involving an investment management firm with approximately $10 billion of assets under management. We had previously been the majority owner.
At September 30, 2017, we had no pending business combinations.

Note 3: Federal Funds Sold, Securities Purchased under Resale Agreements and Other Short-Term Investments
Table 3.1 provides the detail of federal funds sold, securities purchased under short-term resale agreements (generally less than one year) and other short-term investments. Substantially all of the interest-earning deposits at September 30, 2017, and December 31, 2016, were held at Federal Reserve Banks.
Table 3.1: Fed Funds Sold and Other Short-Term Investments

(in millions)	Sep 30, 2017	Dec 31, 2016
Federal funds sold and securities purchased under resale agreements	$66,156	58,215
Interest-earning deposits	205,648	200,671
Other short-term investments	1,301	7,152
Total	$273,105	266,038

As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $1.5 billion and $2.9 billion as of September 30, 2017, and December 31, 2016, respectively.
We have classified securities purchased under long-term resale agreements (generally one year or more), which totaled $20.6 billion and $21.3 billion in loans at September 30, 2017, and December 31, 2016, respectively. For additional information on the collateral we receive from other entities under resale agreements and securities borrowings, see the “Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements” section in Note 10 (Guarantees, Pledged Assets and Collateral).

Note 4: Investment Securities
Table 4.1 provides the amortized cost and fair value by major categories of available-for-sale securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale securities are reported on an after-tax basis as a component of cumulative OCI.
Table 4.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$6,408	8	(66)	6,350
Securities of U.S. states and political subdivisions	52,854	774	(854)	52,774
Mortgage-backed securities:
Federal agencies	149,872	1,237	(928)	150,181
Residential	5,942	455	(3)	6,394
Commercial	4,586	74	(8)	4,652
Total mortgage-backed securities	160,400	1,766	(939)	161,227
Corporate debt securities	8,962	443	(65)	9,340
Collateralized loan and other debt obligations (1)	35,298	317	(7)	35,608
Other (2)	5,857	168	(7)	6,018
Total debt securities	269,779	3,476	(1,938)	271,317
Marketable equity securities:
Perpetual preferred securities	412	12	(5)	419
Other marketable equity securities	194	282	(2)	474
Total marketable equity securities	606	294	(7)	893
Total available-for-sale securities	270,385	3,770	(1,945)	272,210
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,712	606	(36)	45,282
Securities of U.S. states and political subdivisions	6,321	70	(45)	6,346
Federal agency and other mortgage-backed securities (3)	90,071	305	(509)	89,867
Collateralized loan obligations	661	3	—	664
Other (2)	658	1	—	659
Total held-to-maturity securities	142,423	985	(590)	142,818
Total	$412,808	4,755	(2,535)	415,028
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$25,874	54	(109)	25,819
Securities of U.S. states and political subdivisions	52,121	551	(1,571)	51,101
Mortgage-backed securities:
Federal agencies	163,513	1,175	(3,458)	161,230
Residential	7,375	449	(8)	7,816
Commercial	8,475	101	(74)	8,502
Total mortgage-backed securities	179,363	1,725	(3,540)	177,548
Corporate debt securities	11,186	381	(110)	11,457
Collateralized loan and other debt obligations (1)	34,764	287	(31)	35,020
Other (2)	6,139	104	(35)	6,208
Total debt securities	309,447	3,102	(5,396)	307,153
Marketable equity securities:
Perpetual preferred securities	445	35	(11)	469
Other marketable equity securities	261	481	—	742
Total marketable equity securities	706	516	(11)	1,211
Total available-for-sale securities	310,153	3,618	(5,407)	308,364
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	44,690	466	(77)	45,079
Securities of U.S. states and political subdivisions	6,336	17	(144)	6,209
Federal agency and other mortgage-backed securities (3)	45,161	100	(804)	44,457
Collateralized loan obligations	1,065	6	(1)	1,070
Other (2)	2,331	10	(1)	2,340
Total held-to-maturity securities	99,583	599	(1,027)	99,155
Total	$409,736	4,217	(6,434)	407,519

(1)
The available-for-sale portfolio includes collateralized debt obligations (CDOs) with a cost basis and fair value of $914 million and $1.0 billion, respectively, at September 30, 2017, and $819 million and $847 million, respectively, at December 31, 2016.

(2)
The “Other” category of available-for-sale securities largely includes asset-backed securities collateralized by student loans. Included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $158 million each at September 30, 2017, and $1.3 billion each at December 31, 2016. Also included in the “Other” category of held-to-maturity securities are asset-backed securities collateralized by dealer floorplan loans with a cost basis and fair value of $500 million and $501 million, respectively at September 30, 2017, and $1.1 billion each at December 31, 2016.

(3)	Predominantly consists of federal agency mortgage-backed securities at both September 30, 2017 and December 31, 2016.

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
Table 4.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(4)	2,582	(62)	1,968	(66)	4,550
Securities of U.S. states and political subdivisions	(23)	6,117	(831)	19,188	(854)	25,305
Mortgage-backed securities:
Federal agencies	(383)	50,708	(545)	22,103	(928)	72,811
Residential	(2)	145	(1)	64	(3)	209
Commercial	(1)	393	(7)	348	(8)	741
Total mortgage-backed securities	(386)	51,246	(553)	22,515	(939)	73,761
Corporate debt securities	(5)	305	(60)	886	(65)	1,191
Collateralized loan and other debt obligations	(1)	3,171	(6)	581	(7)	3,752
Other	(1)	494	(6)	526	(7)	1,020
Total debt securities	(420)	63,915	(1,518)	45,664	(1,938)	109,579
Marketable equity securities:
Perpetual preferred securities	(1)	21	(4)	67	(5)	88
Other marketable equity securities	(2)	10	—	—	(2)	10
Total marketable equity securities	(3)	31	(4)	67	(7)	98
Total available-for-sale securities	(423)	63,946	(1,522)	45,731	(1,945)	109,677
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(36)	3,345	—	—	(36)	3,345
Securities of U.S. states and political subdivisions	(19)	2,016	(26)	785	(45)	2,801
Federal agency and other mortgage-backed securities	(465)	53,128	(44)	5,212	(509)	58,340
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total held-to-maturity securities	(520)	58,489	(70)	5,997	(590)	64,486
Total	$(943)	122,435	(1,592)	51,728	(2,535)	174,163
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(109)	10,816	—	—	(109)	10,816
Securities of U.S. states and political subdivisions	(341)	17,412	(1,230)	16,213	(1,571)	33,625
Mortgage-backed securities:
Federal agencies	(3,338)	120,735	(120)	3,481	(3,458)	124,216
Residential	(4)	527	(4)	245	(8)	772
Commercial	(43)	1,459	(31)	1,690	(74)	3,149
Total mortgage-backed securities	(3,385)	122,721	(155)	5,416	(3,540)	128,137
Corporate debt securities	(11)	946	(99)	1,229	(110)	2,175
Collateralized loan and other debt obligations	(2)	1,899	(29)	3,197	(31)	5,096
Other	(9)	971	(26)	1,262	(35)	2,233
Total debt securities	(3,857)	154,765	(1,539)	27,317	(5,396)	182,082
Marketable equity securities:
Perpetual preferred securities	(3)	41	(8)	45	(11)	86
Other marketable equity securities	—	—	—	—	—	—
Total marketable equity securities	(3)	41	(8)	45	(11)	86
Total available-for-sale securities	(3,860)	154,806	(1,547)	27,362	(5,407)	182,168
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(77)	6,351	—	—	(77)	6,351
Securities of U.S. states and political subdivisions	(144)	4,871	—	—	(144)	4,871
Federal agency and other mortgage-backed securities	(804)	40,095	—	—	(804)	40,095
Collateralized loan obligations	—	—	(1)	266	(1)	266
Other	—	—	(1)	633	(1)	633
Total held-to-maturity securities	(1,025)	51,317	(2)	899	(1,027)	52,216
Total	$(4,885)	206,123	(1,549)	28,261	(6,434)	234,384

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
For descriptions of the factors we consider when analyzing securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2016 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first nine months of 2017.
Table 4.3 shows the gross unrealized losses and fair value of debt and perpetual preferred investment securities by those rated investment grade and those rated less than investment grade,

according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade securities. We have also included securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated securities categorized as investment grade based on internal credit grades were $27 million and $5.7 billion, respectively, at September 30, 2017, and $54 million and $7.0 billion, respectively, at December 31, 2016. If an internal credit grade was not assigned, we categorized the security as non-investment grade.
Table 4.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2017
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(66)	4,550	—	—
Securities of U.S. states and political subdivisions	(822)	25,098	(32)	207
Mortgage-backed securities:
Federal agencies	(928)	72,811	—	—
Residential	(1)	134	(2)	75
Commercial	(2)	527	(6)	214
Total mortgage-backed securities	(931)	73,472	(8)	289
Corporate debt securities	(14)	674	(51)	517
Collateralized loan and other debt obligations	(7)	3,752	—	—
Other	(5)	781	(2)	239
Total debt securities	(1,845)	108,327	(93)	1,252
Perpetual preferred securities	(4)	70	(1)	18
Total available-for-sale securities	(1,849)	108,397	(94)	1,270
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(36)	3,345	—	—
Securities of U.S. states and political subdivisions	(45)	2,801	—	—
Federal agency and other mortgage-backed securities	(508)	58,248	(1)	92
Collateralized loan obligations	—	—	—	—
Other	—	—	—	—
Total held-to-maturity securities	(589)	64,394	(1)	92
Total	$(2,438)	172,791	(95)	1,362
December 31, 2016
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	$(109)	10,816	—	—
Securities of U.S. states and political subdivisions	(1,517)	33,271	(54)	354
Mortgage-backed securities:
Federal agencies	(3,458)	124,216	—	—
Residential	(1)	176	(7)	596
Commercial	(15)	2,585	(59)	564
Total mortgage-backed securities	(3,474)	126,977	(66)	1,160
Corporate debt securities	(31)	1,238	(79)	937
Collateralized loan and other debt obligations	(31)	5,096	—	—
Other	(30)	1,842	(5)	391
Total debt securities	(5,192)	179,240	(204)	2,842
Perpetual preferred securities	(10)	68	(1)	18
Total available-for-sale securities	(5,202)	179,308	(205)	2,860
Held-to-maturity securities:
Securities of U.S. Treasury and federal agencies	(77)	6,351	—	—
Securities of U.S. states and political subdivisions	(144)	4,871	—	—
Federal agency and other mortgage-backed securities	(803)	40,078	(1)	17
Collateralized loan obligations	(1)	266	—	—
Other	(1)	633	—	—
Total held-to-maturity securities	(1,026)	52,199	(1)	17
Total	$(6,228)	231,507	(206)	2,877

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

Table 4.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2017
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$6,350	1.60%	$81	1.36%	$6,221	1.60%	$48	1.88%	$—	—%
Securities of U.S. states and political subdivisions	52,774	5.77	1,375	2.32	10,788	2.93	2,237	4.65	38,374	6.76
Mortgage-backed securities:
Federal agencies	150,181	3.24	1	5.03	223	2.78	5,927	2.83	144,030	3.26
Residential	6,394	3.88	—	—	27	5.66	11	2.42	6,356	3.88
Commercial	4,652	3.74	—	—	—	—	64	2.76	4,588	3.75
Total mortgage-backed securities	161,227	3.28	1	5.03	250	3.09	6,002	2.83	154,974	3.30
Corporate debt securities	9,340	4.94	976	4.08	3,009	5.57	4,373	4.61	982	5.28
Collateralized loan and other debt obligations	35,608	2.97	—	—	100	1.83	16,498	2.95	19,010	3.00
Other	6,018	2.29	44	3.42	525	2.69	1,584	1.97	3,865	2.35
Total available-for-sale debt securities at fair value	$271,317	3.72%	$2,477	3.00%	$20,893	2.90%	$30,742	3.23%	$217,205	3.88%
December 31, 2016
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$25,819	1.44%	$1,328	0.92%	$23,477	1.45%	$1,014	1.80%	$—	—%
Securities of U.S. states and political subdivisions	51,101	5.65	2,990	1.69	9,299	2.74	2,391	4.71	36,421	6.78
Mortgage-backed securities:
Federal agencies	161,230	3.09	—	—	128	2.98	5,363	3.16	155,739	3.09
Residential	7,816	3.84	—	—	25	5.21	35	4.34	7,756	3.83
Commercial	8,502	4.58	—	—	—	—	30	3.13	8,472	4.59
Total mortgage-backed securities	177,548	3.19	—	—	153	3.34	5,428	3.16	171,967	3.19
Corporate debt securities	11,457	4.81	2,043	2.90	3,374	5.89	4,741	4.71	1,299	5.38
Collateralized loan and other debt obligations	35,020	2.70	—	—	168	1.34	16,482	2.66	18,370	2.74
Other	6,208	2.18	57	3.06	971	2.35	1,146	2.04	4,034	2.17
Total available-for-sale debt securities at fair value	$307,153	3.44%	$6,418	1.93%	$37,442	2.20%	$31,202	3.17%	$232,091	3.72%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 4.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 4.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2017
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,712	2.12%	$—	—%	$32,323	2.04%	$12,389	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,321	6.04	—	—	49	7.71	655	6.44	5,617	5.98
Federal agency and other mortgage-backed securities	90,071	3.11	—	—	—	—	—	—	90,071	3.11
Collateralized loan obligations	661	2.81	—	—	—	—	661	2.81	—	—
Other	658	2.17	—	—	658	2.17	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$142,423	2.92%	$—	—%	$33,030	2.05%	$13,705	2.54%	$95,688	3.27%
December 31, 2016
Held-to-maturity securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,690	2.12%	$—	—%	$31,956	2.05%	$12,734	2.30%	$—	—%
Securities of U.S. states and political subdivisions	6,336	6.04	—	—	24	8.20	436	6.76	5,876	5.98
Federal agency and other mortgage-backed securities	45,161	3.23	—	—	—	—	—	—	45,161	3.23
Collateralized loan obligations	1,065	2.58	—	—	—	—	1,065	2.58	—	—
Other	2,331	1.83	—	—	1,683	1.81	648	1.89	—	—
Total held-to-maturity debt securities at amortized cost	$99,583	2.87%	$—	—%	$33,663	2.04%	$14,883	2.43%	$51,037	3.55%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 4.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 4.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
September 30, 2017
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,282	—	32,733	12,549	—
Securities of U.S. states and political subdivisions	6,346	—	48	664	5,634
Federal agency and other mortgage-backed securities	89,867	—	—	—	89,867
Collateralized loan obligations	664	—	—	664	—
Other	659	—	659	—	—
Total held-to-maturity debt securities at fair value	$142,818	—	33,440	13,877	95,501
December 31, 2016
Held-to-maturity securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,079	—	32,313	12,766	—
Securities of U.S. states and political subdivisions	6,209	—	24	430	5,755
Federal agency and other mortgage-backed securities	44,457	—	—	—	44,457
Collateralized loan obligations	1,070	—	—	1,070	—
Other	2,340	—	1,688	652	—
Total held-to-maturity debt securities at fair value	$99,155	—	34,025	14,918	50,212

Note 4: Investment Securities (continued)

Realized Gains and Losses
Table 4.7 shows the gross realized gains and losses on sales and OTTI write-downs related to the available-for-sale securities portfolio, which includes marketable equity securities, as well as net realized gains and losses on nonmarketable equity investments (see Note 6 (Other Assets)).
Table 4.7: Realized Gains and Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Gross realized gains	$298	266	859	1,215
Gross realized losses	(18)	(23)	(102)	(67)
OTTI write-downs	(8)	(52)	(112)	(147)
Net realized gains from available-for-sale securities	272	191	645	1,001
Net realized gains from nonmarketable equity investments	132	55	506	369
Net realized gains from debt securities and equity investments	$404	246	1,151	1,370

Other-Than-Temporary Impairment
Table 4.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities, marketable equity securities and nonmarketable equity investments. There were no OTTI write-downs on held-to-maturity securities during the first nine months of 2017 and 2016.
Table 4.8: OTTI Write-downs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
OTTI write-downs included in earnings
Debt securities:
Securities of U.S. states and political subdivisions	$1	30	9	40
Mortgage-backed securities:
Residential	1	4	7	28
Commercial	4	10	70	11
Corporate debt securities	1	7	21	57
Other debt securities	—	—	—	6
Total debt securities	7	51	107	142
Equity securities:
Marketable equity securities:
Other marketable equity securities	1	1	5	5
Total marketable equity securities	1	1	5	5
Total investment securities (1)	8	52	112	147
Nonmarketable equity investments (1)	83	84	181	317
Total OTTI write-downs included in earnings (1)	$91	136	293	464

(1)
The quarters ended September 30, 2017 and 2016, include $19 million and $32 million, respectively, in OTTI write-downs of oil and gas investments, of which $2 million and $6 million, respectively, related to investment securities and $17 million and $26 million, respectively, related to nonmarketable equity investments. Oil and gas related OTTI for the first nine months of 2017 and 2016, totaled $77 million and $185 million, respectively, of which $24 million and $57 million, respectively, related to investment securities and $53 million and $128 million, respectively, related to nonmarketable equity investments.

Other-Than-Temporarily Impaired Debt Securities
Table 4.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 4.9: OTTI Write-downs Included in Earnings

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$6	21	105	102
Intent-to-sell OTTI	1	30	2	40
Total recorded as part of gross realized losses	7	51	107	142
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	(5)	—
Residential mortgage-backed securities	(1)	(4)	(1)	1
Commercial mortgage-backed securities	—	(11)	(47)	(9)
Corporate debt securities	—	—	1	(13)
Other debt securities	(1)	—	(1)	2
Total changes to OCI for non-credit-related OTTI	(2)	(15)	(53)	(19)
Total OTTI losses recorded on debt securities	$5	36	54	123

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
Table 4.10: Rollforward of OTTI Credit Loss

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Credit loss recognized, beginning of period	$1,120	1,080	1,043	1,092
Additions:
For securities with initial credit impairments	—	16	8	54
For securities with previous credit impairments	6	5	97	48
Total additions	6	21	105	102
Reductions:
For securities sold, matured, or intended/required to be sold	(96)	(22)	(114)	(111)
For recoveries of previous credit impairments (1)	(1)	(2)	(5)	(6)
Total reductions	(97)	(24)	(119)	(117)
Credit loss recognized, end of period	$1,029	1,077	1,029	1,077

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 5: Loans and Allowance for Credit Losses (continued)

Note 5: Loans and Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $3.7 billion and $4.4 billion at September 30, 2017, and December 31, 2016, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.
Table 5.1: Loans Outstanding

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$327,944	330,840
Real estate mortgage	128,475	132,491
Real estate construction	24,520	23,916
Lease financing	19,211	19,289
Total commercial	500,150	506,536
Consumer:
Real estate 1-4 family first mortgage	280,173	275,579
Real estate 1-4 family junior lien mortgage	41,152	46,237
Credit card	36,249	36,700
Automobile	55,455	62,286
Other revolving credit and installment	38,694	40,266
Total consumer	451,723	461,068
Total loans	$951,873	967,604
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 5.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 5.2: Commercial Foreign Loans Outstanding

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial foreign loans:
Commercial and industrial	$58,570	55,396
Real estate mortgage	8,032	8,541
Real estate construction	647	375
Lease financing	1,141	972
Total commercial foreign loans	$68,390	65,284

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
Table 5.3: Loan Purchases, Sales, and Transfers

	2017			2016
(in millions)	Commercial	Consumer (1)	Total	Commercial (2)	Consumer (1)	Total
Quarter ended September 30,
Purchases	$449	—	449	1,902	—	1,902
Sales	(310)	(145)	(455)	(324)	(306)	(630)
Transfers to MHFS/LHFS	374	—	374	(44)	(1)	(45)
Nine months ended September 30,
Purchases	$2,418	2	2,420	29,155	—	29,155
Sales	(1,649)	(291)	(1,940)	(932)	(985)	(1,917)
Transfers to MHFS/LHFS	(284)	(1)	(285)	(145)	(5)	(150)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $84 billion and $77 billion at September 30, 2017 and December 31, 2016, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2017, and December 31, 2016, we had $1.2 billion and $1.1 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 10 (Guarantees, Pledged Assets and Collateral) for additional information on standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$321,797	319,662
Real estate mortgage	7,686	7,833
Real estate construction	16,025	18,840
Lease financing	—	16
Total commercial	345,508	346,351
Consumer:
Real estate 1-4 family first mortgage	33,985	33,498
Real estate 1-4 family junior lien mortgage	39,437	41,431
Credit card	108,240	101,895
Other revolving credit and installment	27,796	28,349
Total consumer	209,458	205,173
Total unfunded credit commitments	$554,966	551,524

Note 5: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
During third quarter 2017, Hurricanes Harvey, Irma and Maria caused considerable damage in several geographic markets where the Company has significant lending exposure. The impact was in both our commercial and consumer lending portfolios. Based on our analysis to date of the level of insurance coverage, types of loans, location, and potential damage to collateral, we believe the ultimate collectability of these loans will be impacted. Our allowance for credit losses at September 30, 2017, included $450 million for coverage of our preliminary estimate of potential hurricane-related losses. We will continue to assess the impact to our customers and our business as a result of the hurricanes and refine our estimates as more information becomes available. However, in light of the ongoing recovery challenges in Puerto Rico after Hurricane Maria, it may take longer to assess the hurricane’s impact on our portfolios there. We are still evaluating the impact on our portfolio from the California wildfires that occurred in October 2017.
Table 5.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 5.5: Allowance for Credit Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$12,146	12,749	12,540	12,512
Provision for credit losses	717	805	1,877	2,965
Interest income on certain impaired loans (1)	(43)	(54)	(137)	(153)
Loan charge-offs:
Commercial:
Commercial and industrial	(194)	(324)	(608)	(1,110)
Real estate mortgage	(21)	(7)	(34)	(13)
Real estate construction	—	—	—	(1)
Lease financing	(11)	(4)	(31)	(25)
Total commercial	(226)	(335)	(673)	(1,149)
Consumer:
Real estate 1-4 family first mortgage	(67)	(106)	(191)	(366)
Real estate 1-4 family junior lien mortgage	(70)	(119)	(225)	(385)
Credit card	(337)	(296)	(1,083)	(930)
Automobile	(274)	(215)	(741)	(602)
Other revolving credit and installment	(170)	(170)	(544)	(508)
Total consumer (2)	(918)	(906)	(2,784)	(2,791)
Total loan charge-offs	(1,144)	(1,241)	(3,457)	(3,940)
Loan recoveries:
Commercial:
Commercial and industrial	69	65	234	210
Real estate mortgage	24	35	68	90
Real estate construction	15	18	27	30
Lease financing	5	2	13	10
Total commercial	113	120	342	340
Consumer:
Real estate 1-4 family first mortgage	83	86	216	284
Real estate 1-4 family junior lien mortgage	69	70	205	200
Credit card	60	51	177	153
Automobile	72	78	246	248
Other revolving credit and installment	30	31	94	100
Total consumer	314	316	938	985
Total loan recoveries	427	436	1,280	1,325
Net loan charge-offs	(717)	(805)	(2,177)	(2,615)
Other	6	(1)	6	(15)
Balance, end of period	$12,109	12,694	12,109	12,694
Components:
Allowance for loan losses	$11,078	11,583	11,078	11,583
Allowance for unfunded credit commitments	1,031	1,111	1,031	1,111
Allowance for credit losses	$12,109	12,694	12,109	12,694
Net loan charge-offs (annualized) as a percentage of average total loans	0.30%	0.33	0.30	0.37
Allowance for loan losses as a percentage of total loans	1.16	1.20	1.16	1.20
Allowance for credit losses as a percentage of total loans	1.27	1.32	1.27	1.32

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)
Quarter and nine months ended September 30, 2017, include an incremental $29 million of charge-offs in accordance with updated industry regulatory guidance regarding the timing of loss recognition for real estate 1-4 family mortgage and automobile loans in bankruptcy.

Table 5.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 5.6: Allowance Activity by Portfolio Segment

			2017			2016
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$6,961	5,185	12,146	7,441	5,308	12,749
Provision (reversal of provision) for credit losses	(9)	726	717	158	647	805
Interest income on certain impaired loans	(13)	(30)	(43)	(14)	(40)	(54)

Loan charge-offs	(226)	(918)	(1,144)	(335)	(906)	(1,241)
Loan recoveries	113	314	427	120	316	436
Net loan charge-offs	(113)	(604)	(717)	(215)	(590)	(805)
Other	6	—	6	(1)	—	(1)
Balance, end of period	$6,832	5,277	12,109	7,369	5,325	12,694

Nine months ended September 30,
Balance, beginning of period	$7,394	5,146	12,540	6,872	5,640	12,512
Provision (reversal of provision) for credit losses	(195)	2,072	1,877	1,350	1,615	2,965
Interest income on certain impaired loans	(42)	(95)	(137)	(29)	(124)	(153)

Loan charge-offs	(673)	(2,784)	(3,457)	(1,149)	(2,791)	(3,940)
Loan recoveries	342	938	1,280	340	985	1,325
Net loan charge-offs	(331)	(1,846)	(2,177)	(809)	(1,806)	(2,615)
Other	6	—	6	(15)	—	(15)
Balance, end of period	$6,832	5,277	12,109	7,369	5,325	12,694

Table 5.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 5.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2017
Collectively evaluated (1)	$6,032	4,094	10,126	495,395	423,102	918,497
Individually evaluated (2)	786	1,183	1,969	4,521	15,291	19,812
PCI (3)	14	—	14	234	13,330	13,564
Total	$6,832	5,277	12,109	500,150	451,723	951,873
December 31, 2016
Collectively evaluated (1)	$6,392	3,553	9,945	500,487	428,009	928,496
Individually evaluated (2)	1,000	1,593	2,593	5,372	17,005	22,377
PCI (3)	2	—	2	677	16,054	16,731
Total	$7,394	5,146	12,540	506,536	461,068	967,604

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2017. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Table 5.8 provides a breakdown of outstanding commercial loans by risk category. Of the $18.7 billion in criticized commercial and industrial loans and $5.1 billion in criticized commercial real estate (CRE) loans at September 30, 2017, $2.4 billion and $631 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 5.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2017
By risk category:
Pass	$309,149	123,547	24,189	18,004	474,889
Criticized	18,679	4,820	321	1,207	25,027
Total commercial loans (excluding PCI)	327,828	128,367	24,510	19,211	499,916
Total commercial PCI loans (carrying value)	116	108	10	—	234
Total commercial loans	$327,944	128,475	24,520	19,211	500,150
December 31, 2016
By risk category:
Pass	$308,166	126,793	23,408	17,899	476,266
Criticized	22,437	5,315	451	1,390	29,593
Total commercial loans (excluding PCI)	330,603	132,108	23,859	19,289	505,859
Total commercial PCI loans (carrying value)	237	383	57	—	677
Total commercial loans	$330,840	132,491	23,916	19,289	506,536

Table 5.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 5.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$324,706	127,438	24,378	18,993	495,515
30-89 DPD and still accruing	698	325	94	137	1,254
90+ DPD and still accruing	27	11	—	—	38
Nonaccrual loans	2,397	593	38	81	3,109
Total commercial loans (excluding PCI)	327,828	128,367	24,510	19,211	499,916
Total commercial PCI loans (carrying value)	116	108	10	—	234
Total commercial loans	$327,944	128,475	24,520	19,211	500,150
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$326,765	131,165	23,776	19,042	500,748
30-89 DPD and still accruing	594	222	40	132	988
90+ DPD and still accruing	28	36	—	—	64
Nonaccrual loans	3,216	685	43	115	4,059
Total commercial loans (excluding PCI)	330,603	132,108	23,859	19,289	505,859
Total commercial PCI loans (carrying value)	237	383	57	—	677
Total commercial loans	$330,840	132,491	23,916	19,289	506,536

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
Table 5.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2017
By delinquency status:
Current-29 DPD	$248,896	40,242	35,297	53,684	38,316	416,435
30-59 DPD	1,895	308	282	1,287	146	3,918
60-89 DPD	687	147	195	349	102	1,480
90-119 DPD	339	86	168	127	79	799
120-179 DPD	263	94	288	7	26	678
180+ DPD	1,186	246	19	1	25	1,477
Government insured/guaranteed loans (1)	13,606	—	—	—	—	13,606
Total consumer loans (excluding PCI)	266,872	41,123	36,249	55,455	38,694	438,393
Total consumer PCI loans (carrying value)	13,301	29	—	—	—	13,330
Total consumer loans	$280,173	41,152	36,249	55,455	38,694	451,723
December 31, 2016
By delinquency status:
Current-29 DPD	$239,061	45,238	35,773	60,572	39,833	420,477
30-59 DPD	1,904	296	275	1,262	177	3,914
60-89 DPD	700	160	200	330	111	1,501
90-119 DPD	307	102	169	116	93	787
120-179 DPD	323	108	279	5	30	745
180+ DPD	1,661	297	4	1	22	1,985
Government insured/guaranteed loans (1)	15,605	—	—	—	—	15,605
Total consumer loans (excluding PCI)	259,561	46,201	36,700	62,286	40,266	445,014
Total consumer PCI loans (carrying value)	16,018	36	—	—	—	16,054
Total consumer loans	$275,579	46,237	36,700	62,286	40,266	461,068

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $8.8 billion at September 30, 2017, compared with $10.1 billion at December 31, 2016.

Of the $3.0 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2017, $923 million was accruing, compared with $3.5 billion past due and $908 million accruing at December 31, 2016.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $1.2 billion, or 0.4% of total first mortgages (excluding PCI), at September 30, 2017, compared with $1.7 billion, or 0.6%, at December 31, 2016.

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.11 provides a breakdown of our consumer portfolio by FICO. The September 30, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new FICO score version utilizes a more refined approach that better distinguishes borrower credit risk. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $8.1 billion at September 30, 2017, and $8.0 billion at December 31, 2016.
Table 5.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage (1)	Real estate 1-4 family junior lien mortgage (1)	Credit card	Automobile	Other revolving credit and installment (1)	Total
September 30, 2017
By FICO:
< 600	$5,416	1,842	3,436	9,245	871	20,810
600-639	3,630	1,313	2,970	5,961	919	14,793
640-679	7,123	2,512	5,468	8,146	1,994	25,243
680-719	15,039	5,001	7,300	9,189	3,696	40,225
720-759	28,453	6,506	7,721	8,018	5,203	55,901
760-799	54,885	7,561	6,108	6,612	6,493	81,659
800+	133,164	15,574	2,880	7,987	8,620	168,225
No FICO available	5,556	814	366	297	2,761	9,794
FICO not required	—	—	—	—	8,137	8,137
Government insured/guaranteed loans (2)	13,606	—	—	—	—	13,606
Total consumer loans (excluding PCI)	266,872	41,123	36,249	55,455	38,694	438,393
Total consumer PCI loans (carrying value)	13,301	29	—	—	—	13,330
Total consumer loans	$280,173	41,152	36,249	55,455	38,694	451,723
December 31, 2016
By FICO:
< 600	$6,720	2,591	3,475	9,934	976	23,696
600-639	5,400	1,917	3,109	6,705	1,056	18,187
640-679	10,975	3,747	5,678	10,204	2,333	32,937
680-719	23,300	6,432	7,382	11,233	4,302	52,649
720-759	38,832	9,413	7,632	8,769	5,869	70,515
760-799	103,608	14,929	6,191	8,164	8,348	141,240
800+	49,508	6,391	2,868	6,856	6,434	72,057
No FICO available	5,613	781	365	421	2,906	10,086
FICO not required	—	—	—	—	8,042	8,042
Government insured/guaranteed loans (2)	15,605	—	—	—	—	15,605
Total consumer loans (excluding PCI)	259,561	46,201	36,700	62,286	40,266	445,014
Total consumer PCI loans (carrying value)	16,018	36	—	—	—	16,054
Total consumer loans	$275,579	46,237	36,700	62,286	40,266	461,068

(1)	The September 30, 2017, amounts reflect updated FICO score version implemented in first quarter 2017.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 5.12: Consumer Loans by LTV/CLTV

	September 30, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$130,463	16,168	146,631	121,430	16,464	137,894
60.01-80%	104,674	13,447	118,121	101,726	15,262	116,988
80.01-100%	14,179	7,136	21,315	15,795	8,765	24,560
100.01-120% (1)	2,000	2,746	4,746	2,644	3,589	6,233
> 120% (1)	840	1,154	1,994	1,066	1,613	2,679
No LTV/CLTV available	1,110	472	1,582	1,295	508	1,803
Government insured/guaranteed loans (2)	13,606	—	13,606	15,605	—	15,605
Total consumer loans (excluding PCI)	266,872	41,123	307,995	259,561	46,201	305,762
Total consumer PCI loans (carrying value)	13,301	29	13,330	16,018	36	16,054
Total consumer loans	$280,173	41,152	321,325	275,579	46,237	321,816

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 5.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.13: Nonaccrual Loans

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$2,397	3,216
Real estate mortgage	593	685
Real estate construction	38	43
Lease financing	81	115
Total commercial	3,109	4,059
Consumer:
Real estate 1-4 family first mortgage (1)	4,213	4,962
Real estate 1-4 family junior lien mortgage	1,101	1,206
Automobile	137	106
Other revolving credit and installment	59	51
Total consumer (2)	5,510	6,325
Total nonaccrual loans (excluding PCI)	$8,619	10,384

(1)	Includes MHFS of $133 million and $149 million at September 30, 2017, and December 31, 2016, respectively.

(2)	Includes an incremental $171 million of nonaccrual loans at September 30, 2017, reflecting updated industry regulatory guidance related to loans in bankruptcy.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $6.7 billion and $8.1 billion at September 30, 2017 and December 31, 2016, respectively, which included $4.1 billion and $4.8 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 5: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $1.4 billion at September 30, 2017, and $2.0 billion at December 31, 2016, are not included in these past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 5.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2017	Dec 31, 2016
Total (excluding PCI):	$10,227	11,858
Less: FHA insured/guaranteed by the VA (1)(2)	9,266	10,883
Less: Student loans guaranteed under the Federal Family Education Loan Program (FFELP) (3)	—	3
Total, not government insured/guaranteed	$961	972
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$27	28
Real estate mortgage	11	36
Total commercial	38	64
Consumer:
Real estate 1-4 family first mortgage (2)	190	175
Real estate 1-4 family junior lien mortgage (2)	49	56
Credit card	475	452
Automobile	111	112
Other revolving credit and installment	98	113
Total consumer	923	908
Total, not government insured/guaranteed	$961	972

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgages held for sale 90 days or more past due and still accruing.

(3)
Represents loans whose repayments are largely guaranteed by agencies on behalf of the U.S. Department of Education under the FFELP. All remaining student loans guaranteed under the FFELP were sold as of March 31, 2017.

IMPAIRED LOANS Table 5.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 5.15 includes trial modifications that totaled $183 million at September 30, 2017, and $299 million at December 31, 2016.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2016 Form 10-K.
Table 5.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2017
Commercial:
Commercial and industrial	$4,259	3,098	2,779	518
Real estate mortgage	1,541	1,263	1,243	230
Real estate construction	87	53	53	11
Lease financing	143	107	107	27
Total commercial	6,030	4,521	4,182	786
Consumer:
Real estate 1-4 family first mortgage	14,635	12,756	6,353	781
Real estate 1-4 family junior lien mortgage	2,206	1,981	1,466	237
Credit card	341	340	340	129
Automobile	158	88	33	5
Other revolving credit and installment	134	126	115	31
Total consumer (2)	17,474	15,291	8,307	1,183
Total impaired loans (excluding PCI)	$23,504	19,812	12,489	1,969
December 31, 2016
Commercial:
Commercial and industrial	$5,058	3,742	3,418	675
Real estate mortgage	1,777	1,418	1,396	280
Real estate construction	167	93	93	22
Lease financing	146	119	119	23
Total commercial	7,148	5,372	5,026	1,000
Consumer:
Real estate 1-4 family first mortgage	16,438	14,362	9,475	1,117
Real estate 1-4 family junior lien mortgage	2,399	2,156	1,681	350
Credit card	300	300	300	104
Automobile	153	85	31	5
Other revolving credit and installment	109	102	91	17
Total consumer (2)	19,399	17,005	11,578	1,593
Total impaired loans (excluding PCI)	$26,547	22,377	16,604	2,593

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.4 billion and $1.5 billion at September 30, 2017 and December 31, 2016, respectively, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 5: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $628 million and $403 million at September 30, 2017 and December 31, 2016, respectively.

Table 5.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 5.16: Average Recorded Investment in Impaired Loans

	Quarter ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$3,208	22	3,961	25	3,460	91	3,350	65
Real estate mortgage	1,293	19	1,644	33	1,351	70	1,699	99
Real estate construction	58	—	108	3	69	3	117	8
Lease financing	105	1	99	—	110	1	89	—
Total commercial	4,664	42	5,812	61	4,990	165	5,255	172
Consumer:
Real estate 1-4 family first mortgage	13,044	180	15,471	203	13,594	555	16,224	635
Real estate 1-4 family junior lien mortgage	2,009	30	2,268	32	2,072	92	2,327	99
Credit card	326	9	292	9	314	26	294	26
Automobile	86	2	90	3	84	8	95	9
Other revolving credit and installment	123	2	91	2	114	6	84	5
Total consumer	15,588	223	18,212	249	16,178	687	19,024	774
Total impaired loans (excluding PCI)	$20,252	265	24,024	310	21,168	852	24,279	946
Interest income:
Cash basis of accounting		$64		87		219		274
Other (1)		201		223		633		672
Total interest income		$265		310		852		946

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $18.7 billion and $20.8 billion at September 30, 2017 and December 31, 2016, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2017
Commercial:
Commercial and industrial	$—	19	481	500	60	0.34%	$18
Real estate mortgage	1	12	98	111	7	1.58	13
Real estate construction	—	—	1	1	—	1.85	—
Lease financing	—	—	23	23	—	—	—
Total commercial	1	31	603	635	67	0.85	31
Consumer:
Real estate 1-4 family first mortgage	48	15	272	335	2	2.62	41
Real estate 1-4 family junior lien mortgage	3	23	20	46	4	3.97	26
Credit card	—	74	—	74	—	12.00	74
Automobile	1	4	20	25	12	5.53	4
Other revolving credit and installment	—	11	1	12	—	7.72	12
Trial modifications (6)	—	—	(10)	(10)	—	—	—
Total consumer	52	127	303	482	18	7.68	157
Total	$53	158	906	1,117	85	6.56%	$188
Quarter ended September 30, 2016
Commercial:
Commercial and industrial	$—	10	1,032	1,042	61	1.28%	$10
Real estate mortgage	—	28	168	196	1	0.99	29
Real estate construction	—	12	—	12	—	0.80	12
Lease financing	—	—	4	4	—	—	—
Total commercial	—	50	1,204	1,254	62	1.01	51
Consumer:
Real estate 1-4 family first mortgage	84	79	330	493	11	2.56	138
Real estate 1-4 family junior lien mortgage	5	25	22	52	9	3.08	29
Credit card	—	46	—	46	—	12.13	46
Automobile	1	4	15	20	11	6.42	4
Other revolving credit and installment	—	9	3	12	—	6.86	9
Trial modifications (6)	—	—	15	15	—	—	—
Total consumer	90	163	385	638	31	4.82	226
Total	$90	213	1,589	1,892	93	4.13%	$277

Note 5: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2017
Commercial:
Commercial and industrial	$17	38	2,323	2,378	154	0.61%	$37
Real estate mortgage	5	51	416	472	20	1.31	52
Real estate construction	—	1	24	25	—	0.90	1
Lease financing	—	—	37	37	—	—	—
Total commercial	22	90	2,800	2,912	174	1.02	90
Consumer:
Real estate 1-4 family first mortgage	196	132	797	1,125	14	2.59	227
Real estate 1-4 family junior lien mortgage	23	70	64	157	13	3.26	80
Credit card	—	188	—	188	—	12.21	188
Automobile	2	11	52	65	30	5.92	11
Other revolving credit and installment	—	38	5	43	1	7.41	38
Trial modifications (6)	—	—	(54)	(54)	—	—	—
Total consumer	221	439	864	1,524	58	6.41	544
Total	$243	529	3,664	4,436	232	5.64%	$634
Nine months ended September 30, 2016
Commercial:
Commercial and industrial	$42	123	2,361	2,526	304	1.95%	$123
Real estate mortgage	—	81	462	543	1	1.14	81
Real estate construction	—	26	62	88	—	0.94	26
Lease financing	—	—	8	8	—	—	—
Total commercial	42	230	2,893	3,165	305	1.55	230
Consumer:
Real estate 1-4 family first mortgage	272	222	1,094	1,588	36	2.66	395
Real estate 1-4 family junior lien mortgage	17	81	82	180	30	3.03	96
Credit card	—	131	—	131	—	12.02	131
Automobile	2	11	44	57	27	6.45	11
Other revolving credit and installment	—	25	8	33	1	6.64	25
Trial modifications (6)	—	—	47	47	—	—	—
Total consumer	291	470	1,275	2,036	94	4.80	658
Total	$333	700	4,168	5,201	399	3.96%	$888

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $394 million and $484 million for the quarters ended September 30, 2017 and 2016, and $1.7 billion and $1.1 billion, for the first nine months of 2017 and 2016, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $4 million and $16 million for the quarters ended September 30, 2017 and 2016, and $23 million and $54 million for the first nine months of 2017 and 2016, respectively.

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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Commercial:
Commercial and industrial	$14	39	106	84
Real estate mortgage	16	7	47	58
Real estate construction	4	—	4	3
Total commercial	34	46	157	145
Consumer:
Real estate 1-4 family first mortgage	32	36	83	97
Real estate 1-4 family junior lien mortgage	5	6	14	15
Credit card	20	15	52	41
Automobile	4	4	11	10
Other revolving credit and installment	1	—	3	2
Total consumer	62	61	163	165
Total	$96	107	320	310

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
Table 5.19: PCI Loans

(in millions)	Sep 30, 2017	Dec 31, 2016
Commercial:
Commercial and industrial	$116	237
Real estate mortgage	108	383
Real estate construction	10	57
Total commercial	234	677
Consumer:
Real estate 1-4 family first mortgage	13,301	16,018
Real estate 1-4 family junior lien mortgage	29	36
Total consumer	13,330	16,054
Total PCI loans (carrying value)	$13,564	16,731
Total PCI loans (unpaid principal balance)	$20,023	24,136

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 5.20. Changes during the first nine months of 2017 reflect an expectation, as a result of our quarterly evaluation of PCI cash flows, that prepayment of modified Pick-a-Pay loans will increase over their estimated weighted-average life and that expected loss has decreased as a result of reduced loan to value ratios and sustained higher housing prices in addition to improved cash flow timing. Changes during the first nine months of 2017 also reflect a $309 million gain on the sale of $569 million Pick-a-Pay PCI loans in second quarter 2017.
Table 5.20: Change in Accretable Yield

(in millions)	Quarter ended Sep 30, 2017	Nine months ended Sep 30, 2017	2009-2016
Balance, beginning of period	$9,369	11,216	10,447
Change in accretable yield due to acquisitions	—	2	159
Accretion into interest income (1)	(340)	(1,071)	(15,577)
Accretion into noninterest income due to sales (2)	—	(334)	(467)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	234	640	10,955
Changes in expected cash flows that do not affect nonaccretable difference (3)	(20)	(1,210)	5,699
Balance, end of period	$9,243	9,243	11,216

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 5.21 provides a breakdown of commercial PCI loans by risk category.

Table 5.21: Commercial PCI Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2017
By risk category:
Pass	$18	81	4	103
Criticized	98	27	6	131
Total commercial PCI loans	$116	108	10	234
December 31, 2016
By risk category:
Pass	$92	263	47	402
Criticized	145	120	10	275
Total commercial PCI loans	$237	383	57	677

Table 5.22 provides past due information for commercial PCI loans.
Table 5.22: Commercial PCI Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2017
By delinquency status:
Current-29 DPD and still accruing	$114	87	10	211
30-89 DPD and still accruing	2	—	—	2
90+ DPD and still accruing	—	21	—	21
Total commercial PCI loans	$116	108	10	234
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$235	353	48	636
30-89 DPD and still accruing	2	10	—	12
90+ DPD and still accruing	—	20	9	29
Total commercial PCI loans	$237	383	57	677
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

Table 5.23: Consumer PCI Loans by Delinquency Status -

	September 30, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$13,672	149	13,821	16,095	171	16,266
30-59 DPD and still accruing	1,410	6	1,416	1,488	7	1,495
60-89 DPD and still accruing	605	3	608	668	2	670
90-119 DPD and still accruing	257	1	258	233	2	235
120-179 DPD and still accruing	191	1	192	238	2	240
180+ DPD and still accruing	1,425	5	1,430	2,081	8	2,089
Total consumer PCI loans (adjusted unpaid principal balance)	$17,560	165	17,725	20,803	192	20,995
Total consumer PCI loans (carrying value)	$13,301	29	13,330	16,018	36	16,054

Note 5: Loans and Allowance for Credit Losses (continued)

Table 5.24 provides FICO scores for consumer PCI loans.

Table 5.24: Consumer PCI Loans by FICO

	September 30, 2017 (1)			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$4,175	37	4,212	4,292	46	4,338
600-639	2,153	21	2,174	3,001	26	3,027
640-679	2,496	27	2,523	3,972	35	4,007
680-719	2,359	32	2,391	3,170	37	3,207
720-759	1,840	23	1,863	1,767	24	1,791
760-799	957	13	970	962	15	977
800+	471	7	478	254	4	258
No FICO available	3,109	5	3,114	3,385	5	3,390
Total consumer PCI loans (adjusted unpaid principal balance)	$17,560	165	17,725	20,803	192	20,995
Total consumer PCI loans (carrying value)	$13,301	29	13,330	16,018	36	16,054

(1)	September 30, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

Table 5.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.
Table 5.25: Consumer PCI Loans by LTV/CLTV

	September 30, 2017			December 31, 2016
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$7,642	41	7,683	7,513	38	7,551
60.01-80%	7,079	66	7,145	9,000	76	9,076
80.01-100%	2,358	42	2,400	3,458	54	3,512
100.01-120% (1)	392	12	404	669	18	687
> 120% (1)	87	3	90	161	5	166
No LTV/CLTV available	2	1	3	2	1	3
Total consumer PCI loans (adjusted unpaid principal balance)	$17,560	165	17,725	20,803	192	20,995
Total consumer PCI loans (carrying value)	$13,301	29	13,330	16,018	36	16,054

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 6: Other Assets
Table 6.1 presents the components of other assets.
Table 6.1: Other Assets

(in millions)	Sep 30, 2017	Dec 31, 2016
Nonmarketable equity investments:
Cost method:
Federal bank stock	$5,839	6,407
Private equity	1,428	1,465
Auction rate securities	400	525
Total cost method	7,667	8,397
Equity method:
LIHTC (1)	9,884	9,714
Private equity	3,758	3,635
Tax-advantaged renewable energy	1,954	2,054
New market tax credit and other	291	305
Total equity method	15,887	15,708
Fair value (2)	4,523	3,275
Total nonmarketable equity investments	28,077	27,380
Corporate/bank-owned life insurance	19,479	19,325
Accounts receivable (3)	38,284	31,056
Interest receivable	5,579	5,339
Core deposit intangibles	981	1,620
Customer relationship and other amortized intangibles	918	1,089
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (3)	137	197
Non-government insured/guaranteed	261	378
Non-residential real estate	308	403
Operating lease assets	9,672	10,089
Due from customers on acceptances	228	196
Other	12,352	17,469
Total other assets	$116,276	114,541

(1)	Represents low income housing tax credit investments.

(2)	Represents nonmarketable equity investments for which we have elected the fair value option. See Note 13 (Fair Values of Assets and Liabilities) for additional information.

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

Table 6.2 presents income (expense) related to nonmarketable equity investments.
Table 6.2: Nonmarketable Equity Investments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net realized gains from nonmarketable equity investments	$132	55	506	369
All other	(184)	(83)	(424)	(404)
Total	$(52)	(28)	82	(35)
Low Income Housing Tax Credit Investments We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return mostly through realization of federal tax credits.
Total LIHTC investments were $9.9 billion and $9.7 billion at September 30, 2017 and December 31, 2016, respectively. In the third quarter and first nine months of 2017, we recognized pre-tax losses of $227 million and $684 million, respectively, related to our LIHTC investments, compared with $199 million and $600 million, respectively, for the same periods a year ago. We also recognized total tax benefits of $360 million and $1.1 billion in the third quarter and first nine months of 2017, which included tax credits recorded in income taxes of $275 million and$796 million for the same periods, respectively. In the third quarter and first nine months of 2016, total tax benefits were $308 million and $919 million, respectively, which included tax credits of $233 million and $693 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. Our liability for these unfunded commitments was $3.1 billion at September 30, 2017 and $3.6 billion at December 31, 2016. Predominantly all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

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
Table 7.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 7.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
September 30, 2017
Cash	$—	115		—	115
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	402		—	402
Trading assets	1,150	130		201	1,481
Investment securities (1)	4,944	—		364	5,308
Loans	4,491	11,905		508	16,904
Mortgage servicing rights	13,340	—		—	13,340
Derivative assets	80	—		—	80
Other assets	10,355	352		7	10,714
Total assets	34,360	12,904		1,080	48,344
Short-term borrowings	—	—		523	523
Derivative liabilities	101	26	(2)	—	127
Accrued expenses and other liabilities	240	141	(2)	32	413
Long-term debt	3,103	2,103	(2)	489	5,695
Total liabilities	3,444	2,270		1,044	6,758
Noncontrolling interests	—	119		—	119
Net assets	$30,916	10,515		36	41,467
December 31, 2016
Cash	$—	168		—	168
Federal funds sold, securities purchased under resale agreements and other short-term investments	—	74		—	74
Trading assets	2,034	130		201	2,365
Investment securities (1)	8,530	—		786	9,316
Loans	6,698	12,589		138	19,425
Mortgage servicing rights	13,386	—		—	13,386
Derivative assets	91	1		—	92
Other assets	10,281	452		11	10,744
Total assets	41,020	13,414		1,136	55,570
Short-term borrowings	—	—		905	905
Derivative liabilities	59	33	(2)	—	92
Accrued expenses and other liabilities	306	107	(2)	2	415
Long-term debt	3,598	3,694	(2)	136	7,428
Total liabilities	3,963	3,834		1,043	8,840
Noncontrolling interests	—	138		—	138
Net assets	$37,057	9,442		93	46,592

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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
Table 7.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
September 30, 2017
Residential mortgage loan securitizations:
Conforming (2)	$1,172,135	2,056	12,387	—	(188)	14,255
Other/nonconforming	15,226	774	85	—	—	859
Commercial mortgage securitizations	142,525	2,535	868	70	(33)	3,440
Collateralized debt obligations:
Debt securities	1,074	—	—	5	(20)	(15)
Loans (3)	1,494	1,457	—	—	—	1,457
Asset-based finance structures	3,569	2,666	—	—	—	2,666
Tax credit structures	29,295	10,820	—	—	(3,103)	7,717
Collateralized loan obligations	18	4	—	—	—	4
Investment funds	216	51	—	—	—	51
Other (4)	2,521	577	—	(95)	—	482
Total	$1,368,073	20,940	13,340	(20)	(3,344)	30,916
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,056	12,387	—	976	15,419
Other/nonconforming		774	85	—	—	859
Commercial mortgage securitizations		2,535	868	73	9,901	13,377
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Loans (3)		1,457	—	—	—	1,457
Asset-based finance structures		2,666	—	—	71	2,737
Tax credit structures		10,820	—	—	947	11,767
Collateralized loan obligations		4	—	—	—	4
Investment funds		51	—	—	—	51
Other (4)		577	—	120	157	854
Total		$20,940	13,340	198	12,072	46,550
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

(1)
Includes total equity interests of $10.4 billion and $10.3 billion at September 30, 2017, and December 31, 2016, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.3 billion and $1.2 billion at September 30, 2017, and December 31, 2016, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invest in senior tranches from a diversified pool of U.S. asset securitizations, of which all are current and 100% were rated as investment grade by the primary rating agencies at both September 30, 2017, and December 31, 2016. These senior loans are accounted for at amortized cost and are subject to the Company’s allowance and credit charge-off policies.

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
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the third quarter and first nine months of 2017 was $12 million and $39 million, respectively, compared with $28 million and $84 million, respectively, in the same periods of 2016.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At September 30, 2017, we held $400 million of ARS issued by VIEs compared with $453 million at December 31, 2016. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2017, and December 31, 2016, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion and $2.1 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

In the first nine months of 2017, we redeemed $150 million of trust preferred securities which were partially included in Tier 2 capital (50% credit in 2017) in the transitional framework and were not included under the fully-phased framework under the Basel III standards.

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
Table 7.3: Cash Flows From Sales and Securitization Activity

	2017		2016
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$61,756	—	66,830	53
Fees from servicing rights retained	826	—	891	—
Cash flows from other interests held (1)	408	—	930	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	5	—	4	—
Agency securitizations (3)	20	—	22	—
Servicing advances, net of repayments	(90)	—	(52)	—
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$172,837	25	178,301	186
Fees from servicing rights retained	2,520	—	2,636	—
Cash flows from other interests held (1)	1,883	—	1,964	1
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	12	—	22	—
Agency securitizations (3)	66	—	104	—
Servicing advances, net of repayments	(252)	—	(159)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Third quarter and first nine months of 2017 exclude $2.1 billion and $6.0 billion, respectively in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $2.4 billion and $7.3 billion, respectively, in the same periods of 2016. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the third quarter and first nine months of 2017, we recognized net gains of $91 million and $616 million, respectively, from transfers accounted for as sales of financial assets, compared with $141 million and $436 million, respectively, in the same periods of 2016. These net gains largely relate to commercial mortgage securitizations and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the third quarter and first nine months of 2017 and 2016 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2017, we transferred $57.8 billion and $163.0 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $63.3 billion and $165.6 billion, respectively, in the same periods of 2016. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2017, we recorded a $1.5 billion servicing asset, measured at fair value using a Level 3 measurement technique, securities of $2.2 billion, classified as Level 2, and a $20 million liability for repurchase losses which reflects management’s estimate of probable losses related to

Note 7: Securitizations and Variable Interest Entities (continued)

various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2016, we recorded a $1.3 billion servicing asset, securities of $3.0 billion, and a $26 million liability.
Table 7.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.
Table 7.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2017	2016
Quarter ended September 30,
Prepayment speed (1)	12.1%	12.4
Discount rate	6.9	6.2
Cost to service ($ per loan) (2)	$122	124
Nine months ended September 30,
Prepayment speed (1)	11.7%	12.5
Discount rate	6.9	6.5
Cost to service ($ per loan) (2)	$135	136

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

During the third quarter and first nine months of 2017, we transferred $4.6 billion and $11.2 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $4.0 billion and $13.9 billion, respectively, in the same periods of 2016. These transfers resulted in gains of $89 million and $265 million in the third quarter and first nine months of 2017, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $134 million and $327 million, respectively, in the same periods of 2016. In connection with these transfers, in the first nine months of 2017, we recorded a servicing asset of $123 million, initially measured at fair value using a Level 3 measurement technique, and securities of $65 million, classified as Level 2. In the first nine months of 2016, we recorded a servicing asset of $204 million and securities of $236 million.

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
Table 7.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Consumer	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2017	$13,338	23	—	561	526
Expected weighted-average life (in years)	6.1	3.8	0.0	5.7	5.2
Key economic assumptions:
Prepayment speed assumption (3)	10.8%	17.4	—
Decrease in fair value from:
10% adverse change	$575	1	—
25% adverse change	1,359	2	—
Discount rate assumption	6.7%	12.7	—	3.0	2.9
Decrease in fair value from:
100 basis point increase	$647	—	—	25	22
200 basis point increase	1,236	1	—	47	44
Cost to service assumption ($ per loan)	145
Decrease in fair value from:
10% adverse change	476
25% adverse change	1,189
Credit loss assumption			—%	2.0	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	—	—
Fair value of interests held at December 31, 2016	$12,959	28	1	249	552
Expected weighted-average life (in years)	6.3	3.9	8.3	3.1	5.1
Key economic assumptions:
Prepayment speed assumption (3)	10.3%	17.4	13.5
Decrease in fair value from:
10% adverse change	$583	1	—
25% adverse change	1,385	2	—
Discount rate assumption	6.8%	13.3	10.7	5.2	2.7
Decrease in fair value from:
100 basis point increase	$649	1	—	7	23
200 basis point increase	1,239	1	—	12	45
Cost to service assumption ($ per loan)	155
Decrease in fair value from:
10% adverse change	515
25% adverse change	1,282
Credit loss assumption			3.0%	4.7	—
Decrease in fair value from:
10% higher losses			$—	—	—
25% higher losses			—	—	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

Note 7: Securitizations and Variable Interest Entities (continued)

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $2.0 billion at both September 30, 2017, and December 31, 2016. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2017, and December 31, 2016, results in a decrease in fair value of $238 million and $259 million, respectively. See Note 8 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at September 30, 2017, and December 31, 2016. The carrying amount of the loan at September 30, 2017, and December 31, 2016, was $1.3 billion and $3.2 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $23 million and $154 million at September 30, 2017, and December 31, 2016, respectively.
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
Table 7.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	2017	2016
Commercial:
Real estate mortgage	$98,350	106,745	2,879	3,325	718	210
Total commercial	98,350	106,745	2,879	3,325	718	210
Consumer:
Real estate 1-4 family first mortgage	1,135,409	1,160,191	12,434	16,453	546	764
Total consumer	1,135,409	1,160,191	12,434	16,453	546	764
Total off-balance sheet sold or securitized loans (2)	$1,233,759	1,266,936	15,313	19,778	1,264	974

(1)	Includes $1.4 billion and $1.7 billion of commercial foreclosed assets and $1.1 billion and $1.8 billion of consumer foreclosed assets at September 30, 2017, and December 31, 2016, respectively.

(2)
At September 30, 2017, and December 31, 2016, the table includes total loans of $1.2 trillion at both dates, delinquent loans of $7.6 billion and $9.8 billion, and foreclosed assets of $730 million and $1.3 billion, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

Transactions with Consolidated VIEs and Secured Borrowings
Table 7.7 presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. Carrying values of “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.
Table 7.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2017
Secured borrowings:
Municipal tender option bond securitizations	$670	572	(539)	—	33
Commercial real estate loans	392	392	(388)	—	4
Residential mortgage securitizations	119	116	(117)	—	(1)
Total secured borrowings	1,181	1,080	(1,044)	—	36
Consolidated VIEs:
Commercial and industrial loans and leases	8,546	8,051	(1,425)	(14)	6,612
Nonconforming residential mortgage loan securitizations	2,812	2,486	(837)	—	1,649
Commercial real estate loans	2,120	2,120	—	—	2,120
Structured asset finance	13	8	(6)	—	2
Investment funds	135	135	(1)	(72)	62
Other	118	104	(1)	(33)	70
Total consolidated VIEs	13,744	12,904	(2,270)	(119)	10,515
Total secured borrowings and consolidated VIEs	$14,925	13,984	(3,314)	(119)	10,551
December 31, 2016
Secured borrowings:
Municipal tender option bond securitizations	$1,473	998	(907)	—	91
Residential mortgage securitizations	139	138	(136)	—	2
Total secured borrowings	1,612	1,136	(1,043)	—	93
Consolidated VIEs:
Commercial and industrial loans and leases	8,821	8,623	(2,819)	(14)	5,790
Nonconforming residential mortgage loan securitizations	3,349	2,974	(1,003)	—	1,971
Commercial real estate loans	1,516	1,516	—	—	1,516
Structured asset finance	23	13	(9)	—	4
Investment funds	142	142	(2)	(67)	73
Other	166	146	(1)	(57)	88
Total consolidated VIEs	14,017	13,414	(3,834)	(138)	9,442
Total secured borrowings and consolidated VIEs	$15,629	14,550	(4,877)	(138)	9,535
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
Table 8.1: Analysis of Changes in Fair Value MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2017	2016	2017	2016
Fair value, beginning of period	$12,789	10,396	12,959	12,415
Purchases	541	—	541	—
Servicing from securitizations or asset transfers (1)	605	609	1,624	1,452
Sales and other (2)	64	4	9	(18)
Net additions	1,210	613	2,174	1,434
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(171)	39	(324)	(1,824)
Servicing and foreclosure costs (4)	60	(10)	73	13
Prepayment estimates and other (5)	(31)	(37)	(77)	22
Net changes in valuation model inputs or assumptions	(142)	(8)	(328)	(1,789)
Changes due to collection/realization of expected cash flows over time	(519)	(586)	(1,467)	(1,645)
Total changes in fair value	(661)	(594)	(1,795)	(3,434)
Fair value, end of period	$13,338	10,415	13,338	10,415

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)
Includes sales and transfers of MSRs, which can result in an increase of total reported MSRs if the sales or transfers are related to nonperforming loan portfolios or portfolios with servicing liabilities.

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

Table 8.2 presents the changes in amortized MSRs.

Table 8.2: Analysis of Changes in Amortized MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$1,399	1,353	1,406	1,308
Purchases	31	18	75	63
Servicing from securitizations or asset transfers	41	69	123	204
Amortization	(65)	(67)	(198)	(202)
Balance, end of period (1)	$1,406	1,373	1,406	1,373
Fair value of amortized MSRs:
Beginning of period	$1,989	1,620	1,956	1,680
End of period	1,990	1,627	1,990	1,627

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

Table 8.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2017	Dec 31, 2016
Residential mortgage servicing:
Serviced for others	$1,223	1,205
Owned loans serviced	340	347
Subserviced for others	3	8
Total residential servicing	1,566	1,560
Commercial mortgage servicing:
Serviced for others	480	479
Owned loans serviced	128	132
Subserviced for others	8	8
Total commercial servicing	616	619
Total managed servicing portfolio	$2,182	2,179
Total serviced for others	$1,703	1,684
Ratio of MSRs to related loans serviced for others	0.87%	0.85

Table 8.4 presents the components of mortgage banking noninterest income.
Table 8.4: Mortgage Banking Noninterest Income

		Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)		2017	2016	2017	2016
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$889	954	2,696	2,857
Late charges		41	45	133	135
Ancillary fees		51	56	160	171
Unreimbursed direct servicing costs (1)		(186)	(177)	(430)	(533)
Net servicing fees		795	878	2,559	2,630
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(142)	(8)	(328)	(1,789)
Changes due to collection/realization of expected cash flows over time		(519)	(586)	(1,467)	(1,645)
Total changes in fair value of MSRs carried at fair value		(661)	(594)	(1,795)	(3,434)
Amortization		(65)	(67)	(198)	(202)
Net derivative gains from economic hedges (3)	(B)	240	142	599	2,575
Total servicing income, net		309	359	1,165	1,569
Net gains on mortgage loan origination/sales activities		737	1,308	2,257	3,110
Total mortgage banking noninterest income		$1,046	1,667	3,422	4,679
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$98	134	271	786

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 8.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 12 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

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
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $180 million at September 30, 2017, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
Table 8.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$178	255	229	378
Assumed with MSR purchases (1)	10	—	10	—
Provision for repurchase losses:
Loan sales	6	11	20	26
Change in estimate (2)	(12)	(24)	(65)	(132)
Net reductions to provision	(6)	(13)	(45)	(106)
Losses	(3)	(3)	(15)	(33)
Balance, end of period	$179	239	179	239

(1)	Represents repurchase liability associated with portfolio of loans underlying mortgage servicing rights acquired during the period.

(2)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 9: Intangible Assets
Table 9.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 9.1: Intangible Assets

	September 30, 2017			December 31, 2016
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,793	(2,387)	1,406	3,595	(2,189)	1,406
Core deposit intangibles	12,834	(11,853)	981	12,834	(11,214)	1,620
Customer relationship and other intangibles	3,991	(3,073)	918	3,928	(2,839)	1,089
Total amortized intangible assets	$20,618	(17,313)	3,305	20,357	(16,242)	4,115
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$13,338			12,959
Goodwill	26,581			26,693
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 8 (Mortgage Banking Activities) for additional information on MSRs.

Table 9.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2017. Future amortization expense may vary from these projections.
Table 9.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Nine months ended September 30, 2017 (actual)	$198	639	235	1,072
Estimate for the remainder of 2017	$64	212	76	352
Estimate for year ended December 31,
2018	240	769	301	1,310
2019	212	—	116	328
2020	192	—	96	288
2021	166	—	82	248
2022	146	—	68	214

(1)	The nine months ended September 30, 2017 balance includes $11 million for lease intangible amortization.

Table 9.3 shows the allocation of goodwill to our reportable operating segments.
Table 9.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2015	$16,849	7,475	1,205	25,529
Reduction in goodwill related to divested businesses and other	—	(84)	(2)	(86)
Goodwill from business combinations	—	1,245	—	1,245
September 30, 2016	$16,849	8,636	1,203	26,688
December 31, 2016	$16,849	8,585	1,259	26,693
Reclassification of goodwill held for sale to Other Assets (1)	—	(116)	—	(116)
Reduction in goodwill related to divested businesses and other	—	(20)	—	(20)
Goodwill from business combinations	—	—	24	24
September 30, 2017 (1)	$16,849	8,449	1,283	26,581

(1)
Goodwill reclassified to held-for-sale in other assets of $116 million for the nine months ended September 30, 2017 relates to the sales agreement for Wells Fargo Insurance Services USA (and related businesses) and Wells Fargo Shareowner Services. No goodwill was classified as held-for-sale in other assets at December 31, 2016 and 2015.

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

Table 10.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
September 30, 2017
Standby letters of credit (1)	$37	14,045	8,621	3,251	689	26,606	8,325
Securities lending and other indemnifications (2)	—	—	—	2	929	931	2
Written put options (3)	(407)	15,576	11,921	4,392	1,260	33,149	19,817
Loans and MHFS sold with recourse (4)	51	203	508	914	9,160	10,785	7,964
Factoring guarantees (5)	—	775	—	—	—	775	711
Other guarantees	1	4	4	2	4,093	4,103	7
Total guarantees	$(318)	30,603	21,054	8,561	16,131	76,349	36,826
December 31, 2016
Standby letters of credit (1)	$38	16,050	8,727	3,194	658	28,629	9,898
Securities lending and other indemnifications (2)	—	—	—	1	1,166	1,167	2
Written put options (3)	37	10,427	10,805	4,573	1,216	27,021	15,915
Loans and MHFS sold with recourse (4)	55	84	637	947	8,592	10,260	7,228
Factoring guarantees (5)	—	1,109	—	—	—	1,109	1,109
Other guarantees	6	19	21	17	3,580	3,637	15
Total guarantees	$136	27,689	20,190	8,732	15,212	71,823	34,167

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $8.6 billion and $9.2 billion at September 30, 2017, and December 31, 2016, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $92 million and $175 million with related collateral of $837 million and $991 million at September 30, 2017, and December 31, 2016, respectively. Estimated maximum exposure to loss was $929 million at September 30, 2017 and $1.2 billion at December 31, 2016.

(3)	Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 12 (Derivatives).

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million and $3 million respectively, of loans associated with these agreements in the third quarter and first nine months of 2017, and $2 million and $4 million in the same periods of 2016, respectively.

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

Note 10: Guarantees, Pledged Assets and Collateral (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 10.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $12.9 billion and $13.4 billion at September 30, 2017, and December 31, 2016, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $1.1 billion in assets pledged in transactions with VIE's accounted for as secured borrowings at both September 30, 2017, and December 31, 2016, respectively. See Note 7 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 10.2: Pledged Assets

(in millions)	Sep 30, 2017	Dec 31, 2016
Trading assets and other (1)	$100,160	84,603
Investment securities (2)	67,142	90,946
Mortgages held for sale and loans (3)	480,422	516,112
Total pledged assets	$647,724	691,661

(1)
Consists of trading assets of $40.1 billion and $33.2 billion at September 30, 2017, and December 31, 2016, respectively and off-balance sheet securities of $60.1 billion and $51.4 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total trading assets and other includes $100.1 billion and $84.2 billion at September 30, 2017, and December 31, 2016, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $5.0 billion and $6.2 billion (fair value of $5.0 billion and $6.2 billion) in collateral for repurchase agreements at September 30, 2017, and December 31, 2016, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $84 million and $617 million in collateral pledged under repurchase agreements at September 30, 2017, and December 31, 2016, respectively, that permit the secured parties to sell or repledge the collateral. All other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $1.3 billion and $15.8 billion at September 30, 2017, and December 31, 2016, respectively. Substantially all of the total mortgages held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.3 billion and $1.2 billion at September 30, 2017, and December 31, 2016, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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
Table 10.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Sep 30, 2017	Dec 31, 2016
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$109,529	91,123
Gross amounts offset in consolidated balance sheet (1)	(22,954)	(11,680)
Net amounts in consolidated balance sheet (2)	86,575	79,443
Collateral not recognized in consolidated balance sheet (3)	(85,777)	(78,837)
Net amount (4)	$798	606
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$102,281	89,111
Gross amounts offset in consolidated balance sheet (1)	(22,954)	(11,680)
Net amounts in consolidated balance sheet (6)	79,327	77,431
Collateral pledged but not netted in consolidated balance sheet (7)	(79,060)	(77,184)
Net amount (8)	$267	247

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At September 30, 2017, and December 31, 2016, includes $66.0 billion and $58.1 billion, respectively, classified on our consolidated balance sheet in federal funds sold, securities purchased under resale agreements and other short-term investments and $20.6 billion and $21.3 billion, respectively, in loans.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2017, and December 31, 2016, we have received total collateral with a fair value of $120.5 billion and $102.3 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $58.4 billion at September 30, 2017, and $50.0 billion at December 31, 2016.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2017, and December 31, 2016, we have pledged total collateral with a fair value of $104.2 billion and $91.4 billion, respectively, of which, the counterparty does not have the right to sell or repledge $5.0 billion as of September 30, 2017 and $6.6 billion as of December 31, 2016.

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
Table 10.4: Underlying Collateral Types of Gross Obligations

(in millions)	Sep 30, 2017	Dec 31, 2016
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$44,312	34,335
Securities of U.S. States and political subdivisions	120	81
Federal agency mortgage-backed securities	33,456	32,669
Non-agency mortgage-backed securities	1,548	2,167
Corporate debt securities	7,381	6,829
Asset-backed securities	1,873	3,010
Equity securities	368	1,309
Other	1,300	1,704
Total repurchases	90,358	82,104
Securities lending:
Securities of U.S. Treasury and federal agencies	134	152
Federal agency mortgage-backed securities	80	104
Non-agency mortgage-backed securities	—	1
Corporate debt securities	592	653
Equity securities (1)	11,117	6,097
Total securities lending	11,923	7,007
Total repurchases and securities lending	$102,281	89,111

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 10.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 10.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2017
Repurchase agreements	$73,953	8,212	3,898	4,295	90,358
Securities lending	9,765	405	1,753	—	11,923
Total repurchases and securities lending (1)	$83,718	8,617	5,651	4,295	102,281
December 31, 2016
Repurchase agreements	$60,516	9,598	6,762	5,228	82,104
Securities lending	5,565	167	1,275	—	7,007
Total repurchases and securities lending (1)	$66,081	9,765	8,037	5,228	89,111

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

Note 11: Legal Actions
Wells Fargo and certain of our subsidiaries are involved in a number of judicial, regulatory, arbitration, and other proceedings concerning matters arising from the conduct of our business activities, and many of those proceedings expose Wells Fargo to potential financial loss. These proceedings include actions brought against Wells Fargo and/or our subsidiaries with respect to corporate-related matters and transactions in which Wells Fargo and/or our subsidiaries were involved. In addition, Wells Fargo and our subsidiaries may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.
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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et. al. v. Visa, Inc. et. al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases which make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings.
AUTOMOBILE LENDING MATTERS As the Company centralizes operations in its dealer services business and tightens controls and oversight of third-party risk management, the Company anticipates it will identify and remediate issues related to historical practices concerning the origination, servicing, and/or collection of consumer automobile loans, including related insurance products. For example, in July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf. The Company determined that certain external vendor processes and operational controls were inadequate and, as a result, customers may have been charged premiums for CPI even if they were paying for their own vehicle insurance, as required, and in some cases the CPI premiums may have contributed to a default that led to their vehicle’s repossession. The Company discontinued the practice of placing CPI in September 2016. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. Further, a former team member has alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the dealer and, by assignment, the lender, which may result in refunds to customers in certain states. Allegations related to both the CPI and GAP programs are among the subjects of two shareholder derivative lawsuits filed in California state court. These and other issues related to the origination, servicing and/or collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations or examinations from federal and state government agencies.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The Consumer Financial Protection Bureau (the “CFPB”) has commenced an investigation into whether customers were unduly harmed by the Company’s procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts.
INADVERTENT CLIENT INFORMATION DISCLOSURE In July 2017, the Company inadvertently provided certain client information in response to a third-party subpoena issued in a civil litigation. The Company obtained permanent injunctions in New Jersey and New York state courts requiring the electronic data and all copies to be delivered to the New Jersey state court and the Company for safekeeping. The Company has made voluntary self-disclosure to various state and federal regulatory agencies. Notifications have been sent to clients whose personal identifying data was contained in the inadvertent production.
INTERCHANGE LITIGATION  Plaintiffs representing a putative class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully

Note 11: Legal Actions (continued)

colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. Several of the opt-out litigations were settled during the pendency of the Second Circuit appeal while others remain pending. Discovery is proceeding in the opt-out litigations and the remanded class cases.
MORTGAGE BANKRUPTCY LOAN MODIFICATION LITIGATION Plaintiffs, representing a putative class of mortgage borrowers who were debtors in Chapter 13 bankruptcy cases, filed a putative class action, Cotton, et al. v. Wells Fargo, et al, against Wells Fargo & Company and Wells Fargo Bank, N.A. in the United States Bankruptcy Court for the Western District of North Carolina on June 7, 2017. The plaintiffs allege that Wells Fargo improperly and unilaterally modified the mortgages of borrowers who were debtors in Chapter 13 bankruptcy cases. The plaintiffs allege that Wells Fargo implemented these modifications by improperly filing mortgage payment change notices in Chapter 13 bankruptcy cases, in violation of bankruptcy rules and process. The amended complaint asserts claims based on, among other things, alleged fraud, violations of bankruptcy rules and laws, and unfair and deceptive trade practices. The amended complaint seeks monetary damages, attorneys’ fees, and declaratory and injunctive relief.

MORTGAGE INTEREST RATE LOCK RELATED REGULATORY INVESTIGATION The CFPB has commenced an investigation into the Company’s policies and procedures regarding the circumstances in which the Company required customers to pay fees for the extension of interest rate lock periods for residential mortgages. On October 4, 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to refund customers who believe they shouldn't have paid those fees. The Company is named in two putative class actions, filed in the United States

District Courts for the Central District of California and the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding these policies and procedures. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits filed in California state court.
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
OFAC RELATED INVESTIGATION The Company has self-identified an issue whereby certain foreign banks utilized a Wells Fargo software-based solution to conduct import/export trade-related financing transactions with countries and entities prohibited by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury. We do not believe any funds related to these transactions flowed through accounts at Wells Fargo as a result of the aforementioned conduct. The Company has made voluntary self-disclosures to OFAC and is cooperating with an inquiry from the Department of Justice.
ORDER OF POSTING LITIGATION  Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low” order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (the “MDL proceedings”) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration on October 17, 2016. Wells Fargo has appealed this decision to the United States Court of Appeals for the Eleventh Circuit.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (the “Institutional Investor Plaintiffs”), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (the “Federal Court Complaint”). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New

York state court, and in other states, by RMBS investors. The Federal Court Complaint alleges that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs seek money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York (the “Related Federal Cases”), and the various cases pending against Wells Fargo are proceeding before the same judge. On January 19, 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (the “Dismissed Trusts”). The Company's motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint.
A complaint raising similar allegations to the Federal Court Complaint was filed in May 2016 in New York state court by a different plaintiff investor. In addition, the Institutional Investor Plaintiffs subsequently filed a complaint relating to the Dismissed Trusts and certain additional trusts in California state court (the “California Action”). The California Action was subsequently dismissed in September 2016. In December 2016, the Institutional Investor Plaintiffs filed a new putative class action complaint in New York state court in respect of 261 RMBS trusts, including the Dismissed Trusts, for which Wells Fargo Bank, N.A. serves or served as trustee (the “State Court Action”). The Company has moved to dismiss the State Court Action.
In July 2017, certain of the plaintiffs from the State Court Action filed a civil complaint relating to Wells Fargo Bank, N.A.'s setting aside reserves for legal fees and expenses in connection with the liquidation of eleven RMBS trusts at issue in the State Court Action. The complaint seeks, among other relief, declarations that Wells Fargo Bank, N.A. is not entitled to indemnification, the advancement of funds or the taking of reserves from trust funds for legal fees and expenses it incurs in defending the claims in the State Court Action. In September 2017, one of the plaintiffs in the Related Federal Cases filed a similar complaint in the Southern District of New York seeking declaratory and injunctive relief and money damages on an individual and class action basis.

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
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. Pursuant to the settlement, the Company will pay $142 million for remediation, attorneys’ fees, and settlement fund claims administration. In the unlikely event that the $142 million settlement total is not enough to provide remediation, pay attorneys' fees, pay settlement fund claims administration costs, and have at least $25 million left over to distribute to all class members, the Company will contribute additional funds to the settlement. In addition, in the unlikely event that the number of unauthorized accounts identified by settlement class members in the claims process and not disputed by the claims administrator exceeds plaintiffs’ 3.5 million account estimate, the Company will proportionately increase the $25 million reserve so that the ratio of reserve to unauthorized accounts is no less than what was implied by plaintiffs’ estimate at the time of the district court’s preliminary approval of the settlement in July 2017. A final approval hearing has been scheduled for the first quarter of 2018. Second, Wells Fargo shareholders are pursuing a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged failure to detect and prevent sales practices issues, which were consolidated into two separate actions in the United States District Court for the Northern District of California and California state court, as well as two separate actions in Delaware state court. Fourth, a range of employment litigation has been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota brought on behalf of 401(k) plan participants; class actions pending in the United States District Courts for the Northern District of California and Eastern District of New York on behalf of employees who allege that they protested sales practice misconduct and/or were terminated for not meeting sales goals; various wage and hour class actions brought in federal and state court in California, New Jersey, Florida, and Pennsylvania on behalf of non-exempt branch based employees alleging sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable

Note 11: Legal Actions (continued)

and estimable losses was approximately $3.3 billion as of September 30, 2017. The high end of the range as of September 30, 2017, remained unchanged from June 30, 2017, reflecting a decrease from the $1 billion discrete litigation accrual in third quarter 2017 for the Company's existing mortgage-related regulatory investigations, offset by the possibility of increased risk in a variety of matters, including the Company's existing mortgage-related regulatory investigations. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of either the mortgage related regulatory investigations or the sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 12.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2017			December 31, 2016
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$243,338	2,589	1,190	235,222	6,587	2,710
Foreign exchange contracts (1)	33,398	1,219	1,211	25,861	673	2,779
Total derivatives designated as qualifying hedging instruments		3,808	2,401		7,260	5,489
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	228,310	219	299	228,051	1,098	1,441
Equity contracts	10,650	640	134	7,964	545	83
Foreign exchange contracts	17,678	66	467	20,435	626	165
Credit contracts – protection purchased	123	52	—	482	102	—
Subtotal		977	900		2,371	1,689
Customer accommodation trading and
other derivatives:
Interest rate contracts	6,717,492	15,533	14,144	6,018,370	57,583	61,058
Commodity contracts	66,743	1,574	1,172	65,532	3,057	2,551
Equity contracts	173,306	6,156	7,501	151,675	4,813	6,029
Foreign exchange contracts	367,266	7,487	7,128	318,999	9,595	9,798
Credit contracts – protection sold	9,754	154	219	10,483	85	389
Credit contracts – protection purchased	20,263	214	257	19,964	365	138
Other contracts	955	—	26	961	—	47
Subtotal		31,118	30,447		75,498	80,010
Total derivatives not designated as hedging instruments		32,095	31,347		77,869	81,699
Total derivatives before netting		35,903	33,748		85,129	87,188
Netting (3)		(23,323)	(24,251)		(70,631)	(72,696)
Total		$12,580	9,497		14,498	14,492

(1)
Notional amounts presented exclude $500 million and $1.9 billion of interest rate contracts at September 30, 2017, and December 31, 2016, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at September 30, 2017, and December 31, 2016, excludes $13.3 billion and $9.6 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 12.2 for further information.

Note 12: Derivatives (continued)

Table 12.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute largely all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $27.2 billion and $28.8 billion of gross derivative assets and liabilities, respectively, at September 30, 2017, and $74.4 billion and $78.4 billion, respectively, at December 31, 2016, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $8.7 billion and $4.9 billion, respectively, at September 30, 2017, and $10.7 billion and $8.7 billion, respectively, at December 31, 2016, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 12.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized (1)	Gross amounts offset in consolidated balance sheet (1)(2)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (3)	Net amounts	Percent exchanged in over-the-counter market (1)(4)
September 30, 2017
Derivative assets
Interest rate contracts	$18,341	(11,991)	6,350	(313)	6,037	99%
Commodity contracts	1,574	(672)	902	(5)	897	83
Equity contracts	6,796	(4,149)	2,647	(473)	2,174	75
Foreign exchange contracts	8,772	(6,306)	2,466	(63)	2,403	100
Credit contracts – protection sold	154	(14)	140	—	140	10
Credit contracts – protection purchased	266	(191)	75	(1)	74	94
Total derivative assets	$35,903	(23,323)	12,580	(855)	11,725
Derivative liabilities
Interest rate contracts	$15,633	(12,932)	2,701	(1,567)	1,134	99%
Commodity contracts	1,172	(361)	811	(13)	798	80
Equity contracts	7,635	(3,708)	3,927	(365)	3,562	85
Foreign exchange contracts	8,806	(7,049)	1,757	(429)	1,328	100
Credit contracts – protection sold	219	(196)	23	(17)	6	89
Credit contracts – protection purchased	257	(5)	252	—	252	7
Other contracts	26	—	26	—	26	100
Total derivative liabilities	$33,748	(24,251)	9,497	(2,391)	7,106
December 31, 2016
Derivative assets
Interest rate contracts	$65,268	(59,880)	5,388	(987)	4,401	34%
Commodity contracts	3,057	(707)	2,350	(30)	2,320	74
Equity contracts	5,358	(3,018)	2,340	(365)	1,975	75
Foreign exchange contracts	10,894	(6,663)	4,231	(362)	3,869	97
Credit contracts – protection sold	85	(48)	37	—	37	61
Credit contracts – protection purchased	467	(315)	152	(1)	151	98
Total derivative assets	$85,129	(70,631)	14,498	(1,745)	12,753
Derivative liabilities
Interest rate contracts	$65,209	(58,956)	6,253	(3,129)	3,124	30%
Commodity contracts	2,551	(402)	2,149	(37)	2,112	38
Equity contracts	6,112	(2,433)	3,679	(331)	3,348	85
Foreign exchange contracts	12,742	(10,572)	2,170	(251)	1,919	100
Credit contracts – protection sold	389	(295)	94	(44)	50	98
Credit contracts – protection purchased	138	(38)	100	(2)	98	50
Other contracts	47	—	47	—	47	100
Total derivative liabilities	$87,188	(72,696)	14,492	(3,794)	10,698

(1)
In second quarter, 2017, we adopted Settlement to Market treatment for the cash collateralizing our interest rate derivative contracts with certain centrally cleared counterparties. As a result of this adoption, the “gross amounts recognized” and “gross amounts offset in the consolidated balance sheet” columns do not include exposure with certain centrally cleared counterparties because the contracts are considered settled by the collateral. Likewise, what remains in these gross amount columns consists primarily of over-the-counter (OTC) market contracts for most of the contract types as reflected by the high percentage of OTC contracts in the “percent exchanged in over-the counter market” column as of September 30, 2017.

(2)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $273 million and $348 million related to derivative assets and $98 million and $114 million related to derivative liabilities at September 30, 2017, and December 31, 2016, respectively. Cash collateral totaled $3.1 billion and $4.2 billion, netted against derivative assets and liabilities, respectively, at September 30, 2017, and $4.8 billion and $7.1 billion, respectively, at December 31, 2016.

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

Table 12.3 shows the net gains (losses) recognized in the income statement related to derivatives in fair value hedging relationships.

Table 12.3: Derivatives in Fair Value Hedging Relationships

	Interest rate contracts hedging:			Foreign exchange contracts hedging:		Total net gains (losses) on fair value hedges
(in millions)	Available- for-sale securities	Mortgages held for sale	Long-term debt	Available- for-sale securities	Long-term debt
Quarter ended September 30, 2017
Net interest income (expense) recognized on derivatives	$(110)	(1)	271	4	(60)	104
Gains (losses) recorded in noninterest income
Recognized on derivatives	(6)	—	(161)	(87)	996	742
Recognized on hedged item	(6)	(2)	173	86	(878)	(627)
Net recognized on fair value hedges (ineffective portion) (1)	$(12)	(2)	12	(1)	118	115
Quarter ended September 30, 2016
Net interest income (expense) recognized on derivatives	$(117)	(1)	471	2	9	364
Gains (losses) recorded in noninterest income
Recognized on derivatives	21	6	(271)	30	312	98
Recognized on hedged item	(10)	(7)	354	(32)	(234)	71
Net recognized on fair value hedges (ineffective portion) (1)	$11	(1)	83	(2)	78	169
Nine months ended September 30, 2017
Net interest income (expense) recognized on derivatives (1)	$(363)	(5)	1,070	10	(142)	570
Gains (losses) recorded in noninterest income
Recognized on derivatives	(167)	(11)	(294)	(216)	2,579	1,891
Recognized on hedged item	121	4	314	216	(2,554)	(1,899)
Net recognized on fair value hedges (ineffective portion)	$(46)	(7)	20	—	25	(8)
Nine months ended September 30, 2016
Net interest income (expense) recognized on derivatives (1)	$(468)	(5)	1,436	4	40	1,007
Gains (losses) recorded in noninterest income
Recognized on derivatives	(2,674)	(36)	4,815	98	1,475	3,678
Recognized on hedged item	2,699	32	(4,215)	(106)	(1,242)	(2,832)
Net recognized on fair value hedges (ineffective portion)	$25	(4)	600	(8)	233	846

(1)
The third quarter and first nine months of 2017 included $(1) million and $(2) million, respectively, and the third quarter and first nine months of 2016 included $(3) million and $(10) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency that were excluded from the assessment of hedge effectiveness.

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
Based upon current interest rates, we estimate that $224 million (pre tax) of deferred net gains on derivatives in OCI at September 30, 2017, will be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 5 years.
Table 12.4 shows the net gains (losses) recognized related to derivatives in cash flow hedging relationships.

Table 12.4: Derivatives in Cash Flow Hedging Relationships

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2017	2016	2017	2016
Gains (losses) (pre tax) recognized in OCI on derivatives	$36	(445)	279	2,611
Gains (pre tax) reclassified from cumulative OCI into net income (1)	105	262	460	783
Gains (losses) (pre tax) recognized in noninterest income for hedge ineffectiveness (2)	(4)	—	(7)	1

(1)	See Note 17 (Other Comprehensive Income) for detail on components of net income.

(2)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments
We use economic hedges primarily to hedge the risk of changes in the fair value of certain residential MHFS, residential MSRs measured at fair value, loans, derivative loan commitments and other interests held. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by ineffectiveness recognized on our fair value accounting hedges. The resulting gain or loss on these economic hedge derivatives is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains of $240 million and $599 million in the third quarter and first nine months of 2017, respectively, and $142 million and $2.6 billion in the third quarter and first nine months of 2016, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $9 million at September 30, 2017, and net liability of $617 million at

December 31, 2016. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net asset of $25 million and net liability of $6 million at September 30, 2017, and December 31, 2016, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 12.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2016 Form 10-K. Table 12.5 shows the net gains recognized in the income statement related to derivatives not designated as hedging instruments.

Table 12.5: Derivatives Not Designated as Hedging Instruments

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2017	2016	2017	2016
Net gains (losses) recognized on economic hedges derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (1)	$138	4	480	1,435
Other (2)	(19)	(56)	(64)	(308)
Equity contracts (3)	(489)	(372)	(1,175)	(84)
Foreign exchange contracts (2)	(300)	175	(834)	504
Credit contracts (2)	(6)	12	8	12
Subtotal (4)	(676)	(237)	(1,585)	1,559
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest rate contracts Recognized in noninterest income:
Mortgage banking (5)	152	510	599	1,485
Other (6)	17	210	80	(520)
Commodity contracts (6)	63	45	138	162
Equity contracts (6)	(851)	(982)	(2,525)	(1,277)
Foreign exchange contracts (6)	155	188	356	686
Credit contracts (6)	(31)	(25)	(59)	(66)
Other (2)	8	15	22	(15)
Subtotal	(487)	(39)	(1,389)	455
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,163)	(276)	(2,974)	2,014

(1)
Reflected in mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Included in other noninterest income.

(3)	Included in net gains from equity investments and other noninterest income.

(4)
Includes hedging gains (losses) of $(18) million and $(64) million for the third quarter and first nine months of 2017, respectively, and $(29) million and $(272) million for the third quarter and first nine months of 2016, respectively, which partially offset hedge accounting ineffectiveness.

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
Table 12.6 provides details of sold and purchased credit derivatives.
Table 12.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2017
Credit default swaps on:
Corporate bonds	$26	1,932	535	1,255	677	1,379	2017 - 2027
Structured products	91	210	205	184	26	140	2020 - 2047
Credit protection on:
Default swap index	—	3,553	537	62	3,491	5,665	2017 - 2027
Commercial mortgage-backed securities index	92	441	—	410	31	146	2047 - 2058
Asset-backed securities index	9	42	—	38	4	5	2045 - 2046
Other	1	3,576	3,576	—	3,576	11,102	2017 - 2028
Total credit derivatives	$219	9,754	4,853	1,949	7,805	18,437
December 31, 2016
Credit default swaps on:
Corporate bonds	$22	4,324	1,704	3,060	1,264	1,804	2017 - 2026
Structured products	193	405	333	295	110	79	2020 - 2047
Credit protection on:
Default swap index	—	1,515	257	139	1,376	3,668	2017 - 2021
Commercial mortgage-backed securities index	156	627	—	584	43	71	2047 - 2058
Asset-backed securities index	17	45	—	40	5	187	2045 - 2046
Other	1	3,567	3,568	—	3,567	10,519	2017 - 2047
Total credit derivatives	$389	10,483	5,862	4,118	6,365	16,328

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $9.2 billion at September 30, 2017, and $12.8 billion at December 31, 2016, for which we posted $8.0 billion and $8.9 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, on September 30, 2017, or December 31, 2016, we would have been required to post additional collateral of $1.2 billion or $4.0 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Table 13.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
September 30, 2017
Trading assets	$—	—	—	674	211	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,400	2,950	—
Securities of U.S. states and political subdivisions	—	—	—	—	52,068	50
Mortgage-backed securities	—	37	—	—	160,628	76
Other debt securities (1)	—	684	1,146	—	46,098	22
Total debt securities	—	721	1,146	3,400	261,744	148
Total marketable equity securities	—	—	—	—	264	—
Total available-for-sale securities	—	721	1,146	3,400	262,008	148
Derivatives assets	—	—	—	19	—	—
Derivatives liabilities	—	—	—	(16)	—	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2016
Trading assets	$—	—	—	899	60	—
Available-for-sale securities:
Securities of U.S. Treasury and federal agencies	—	—	—	22,870	2,949	—
Securities of U.S. states and political subdivisions	—	—	—	—	49,837	208
Mortgage-backed securities	—	171	—	—	176,923	92
Other debt securities (1)	—	450	968	—	49,162	54
Total debt securities	—	621	968	22,870	278,871	354
Total marketable equity securities	—	—	—	—	358	—
Total available-for-sale securities	—	621	968	22,870	279,229	354
Derivatives assets	—	—	—	22	—	—
Derivatives liabilities	—	—	—	(109)	(1)	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 13.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 13.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2017
Trading assets
Securities of U.S. Treasury and federal agencies	$16,882	3,012	—		—		19,894
Securities of U.S. states and political subdivisions	—	4,401	3		—		4,404
Collateralized loan obligations	—	359	383		—		742
Corporate debt securities	—	11,098	34		—		11,132
Mortgage-backed securities	—	23,966	—		—		23,966
Asset-backed securities	—	799	—		—		799
Equity securities	25,980	270	—		—		26,250
Total trading securities (1)	42,862	43,905	420		—		87,187
Other trading assets	—	1,161	56		—		1,217
Total trading assets	42,862	45,066	476		—		88,404
Securities of U.S. Treasury and federal agencies	3,400	2,950	—		—		6,350
Securities of U.S. states and political subdivisions	—	52,068	706	(2)	—		52,774
Mortgage-backed securities:
Federal agencies	—	150,181	—		—		150,181
Residential	—	6,393	1		—		6,394
Commercial	—	4,576	76		—		4,652
Total mortgage-backed securities	—	161,150	77		—		161,227
Corporate debt securities	56	8,904	380		—		9,340
Collateralized loan and other debt obligations (3)	—	34,594	1,014	(2)	—		35,608
Asset-backed securities:
Automobile loans and leases	—	544	—		—		544
Home equity loans	—	283	—		—		283
Other asset-backed securities	—	4,556	635	(2)	—		5,191
Total asset-backed securities	—	5,383	635		—		6,018
Other debt securities	—	—	—		—		—
Total debt securities	3,456	265,049	2,812		—		271,317
Marketable equity securities:
Perpetual preferred securities	155	264	—		—		419
Other marketable equity securities	474	—	—		—		474
Total marketable equity securities	629	264	—		—		893
Total available-for-sale securities	4,085	265,313	2,812		—		272,210
Mortgages held for sale	—	15,452	1,032		—		16,484
Loans	—	—	410		—		410
Mortgage servicing rights (residential)	—	—	13,338		—		13,338
Derivative assets:
Interest rate contracts	26	18,143	172		—		18,341
Commodity contracts	—	1,546	28		—		1,574
Equity contracts	1,708	3,867	1,221		—		6,796
Foreign exchange contracts	19	8,733	20		—		8,772
Credit contracts	—	275	145		—		420
Netting	—	—	—		(23,323)	(4)	(23,323)
Total derivative assets	1,753	32,564	1,586		(23,323)		12,580
Other assets – excluding nonmarketable equity investments at NAV	—	50	4,473		—		4,523
Total assets included in the fair value hierarchy	$48,700	358,445	24,127		(23,323)		407,949
Other assets – nonmarketable equity investments at NAV (5)							—
Total assets recorded at fair value							$407,949
Derivative liabilities:
Interest rate contracts	$(18)	(15,557)	(58)		—		(15,633)
Commodity contracts	—	(1,156)	(16)		—		(1,172)
Equity contracts	(1,125)	(4,698)	(1,812)		—		(7,635)
Foreign exchange contracts	(16)	(8,777)	(13)		—		(8,806)
Credit contracts	—	(384)	(92)		—		(476)
Other derivative contracts	—	—	(26)		—		(26)
Netting	—	—	—		24,251	(4)	24,251
Total derivative liabilities	(1,159)	(30,572)	(2,017)		24,251		(9,497)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(10,401)	(728)	—		—		(11,129)
Corporate debt securities	—	(5,643)	—		—		(5,643)
Equity securities	(2,283)	(7)	—		—		(2,290)
Other securities	—	(34)	(3)		—		(37)
Total short sale liabilities	(12,684)	(6,412)	(3)		—		(19,099)
Other liabilities	—	—	(3)		—		(3)
Total liabilities recorded at fair value	$(13,843)	(36,984)	(2,023)		24,251		(28,599)

(1)
Net gains (losses) from trading activities recognized in the income statement for the first nine months September 30, 2017 and 2016 both include $1.4 billion in net unrealized gains (losses) on trading securities held at September 30, 2017 and 2016, respectively.

(2)
Balances consist of securities that are mostly investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Includes collateralized debt obligations of $1.0 billion.

(4)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 12 (Derivatives) for additional information.

(5)	Consists of certain nonmarketable equity investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2016
Trading assets
Securities of U.S. Treasury and federal agencies	$14,950	2,710	—		—		17,660
Securities of U.S. states and political subdivisions	—	2,910	3		—		2,913
Collateralized loan obligations	—	501	309		—		810
Corporate debt securities	—	9,481	34		—		9,515
Mortgage-backed securities	—	20,254	—		—		20,254
Asset-backed securities	—	1,128	—		—		1,128
Equity securities	20,462	290	—		—		20,752
Total trading securities (1)	35,412	37,274	346		—		73,032
Other trading assets	—	1,337	28		—		1,365
Total trading assets	35,412	38,611	374		—		74,397
Securities of U.S. Treasury and federal agencies	22,870	2,949	—		—		25,819
Securities of U.S. states and political subdivisions	—	49,961	1,140	(2)	—		51,101
Mortgage-backed securities:
Federal agencies	—	161,230	—		—		161,230
Residential	—	7,815	1		—		7,816
Commercial	—	8,411	91		—		8,502
Total mortgage-backed securities	—	177,456	92		—		177,548
Corporate debt securities	58	10,967	432		—		11,457
Collateralized loan and other debt obligations (3)	—	34,141	879	(2)	—		35,020
Asset-backed securities:
Automobile loans and leases	—	9	—		—		9
Home equity loans	—	327	—		—		327
Other asset-backed securities	—	4,909	962	(2)	—		5,871
Total asset-backed securities	—	5,245	962		—		6,207
Other debt securities	—	1	—		—		1
Total debt securities	22,928	280,720	3,505		—		307,153
Marketable equity securities:
Perpetual preferred securities	112	357	—		—		469
Other marketable equity securities	741	1	—		—		742
Total marketable equity securities	853	358	—		—		1,211
Total available-for-sale securities	23,781	281,078	3,505		—		308,364
Mortgages held for sale	—	21,057	985		—		22,042
Loans	—	—	758		—		758
Mortgage servicing rights (residential)	—	—	12,959		—		12,959
Derivative assets:
Interest rate contracts	44	64,986	238		—		65,268
Commodity contracts	—	3,020	37		—		3,057
Equity contracts	1,314	2,997	1,047		—		5,358
Foreign exchange contracts	22	10,843	29		—		10,894
Credit contracts	—	280	272		—		552
Netting	—	—	—		(70,631)	(4)	(70,631)
Total derivative assets	1,380	82,126	1,623		(70,631)		14,498
Other assets – excluding nonmarketable equity investments at NAV	—	16	3,259		—		3,275
Total assets included in the fair value hierarchy	$60,573	422,888	23,463		(70,631)		436,293
Other assets – nonmarketable equity investments at NAV (5)							—
Total assets recorded at fair value							$436,293
Derivative liabilities:
Interest rate contracts	$(45)	(65,047)	(117)		—		(65,209)
Commodity contracts	—	(2,537)	(14)		—		(2,551)
Equity contracts	(919)	(3,879)	(1,314)		—		(6,112)
Foreign exchange contracts	(109)	(12,616)	(17)		—		(12,742)
Credit contracts	—	(332)	(195)		—		(527)
Other derivative contracts	—	—	(47)		—		(47)
Netting	—	—	—		72,696	(4)	72,696
Total derivative liabilities	(1,073)	(84,411)	(1,704)		72,696		(14,492)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,722)	(701)	—		—		(10,423)
Corporate debt securities	—	(4,063)	—		—		(4,063)
Equity securities	(1,795)	—	—		—		(1,795)
Other securities	—	(98)	—		—		(98)
Total short sale liabilities	(11,517)	(4,862)	—		—		(16,379)
Other liabilities	—	—	(4)		—		(4)
Total liabilities recorded at fair value	$(12,590)	(89,273)	(1,708)		72,696		(30,875)

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
Table 13.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended September 30, 2017
Trading assets	$—	—	—	(20)	20	—	—
Available-for-sale securities	—	—	838	—	—	(838)	—
Mortgages held for sale	—	—	2	(55)	55	(2)	—
Other assets	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	6	15	(15)	(6)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	846	(60)	60	(846)	—
Quarter ended September 30, 2016
Trading assets	$1	(44)	44	(2)	1	—	—
Available-for-sale securities	—	—	465	—	—	(465)	—
Mortgages held for sale	—	—	3	(18)	18	(3)	—
Other assets	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	79	(14)	14	(79)	—
Short sale liabilities	—	1	(1)	—	—	—	—
Total transfers	$1	(43)	590	(34)	33	(547)	—
Nine months ended September 30, 2017
Trading assets	$—	—	1	(39)	39	(1)	—
Available-for-sale securities	—	—	1,334	(5)	5	(1,334)	—
Mortgages held for sale	—	—	8	(116)	116	(8)	—
Other assets	—	—	—	(1)	1	—	—
Net derivative assets and liabilities (2)	—	—	89	37	(37)	(89)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	1,432	(124)	124	(1,432)	—
Nine months ended September 30, 2016
Trading assets	$5	(48)	59	(6)	1	(11)	—
Available-for-sale securities	—	—	481	(80)	80	(481)	—
Mortgages held for sale	—	—	12	(72)	72	(12)	—
Other assets	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	129	(42)	42	(129)	—
Short sale liabilities	(1)	1	(1)	1	—	—	—
Total transfers	$4	(47)	680	(199)	195	(633)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2017, are presented in Table 13.4.
Table 13.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2017

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$9	—	—	(6)	—	—	3	—
Collateralized loan obligations	403	—	—	(20)	—	—	383	(4)
Corporate debt securities	26	—	—	6	2	—	34	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	438	—	—	(20)	2	—	420	(4)
Other trading assets	39	—	—	(1)	18	—	56	—
Total trading assets	477	—	—	(21)	20	—	476	(4)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,557	3	3	(19)	—	(838)	706	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	75	—	1	—	—	—	76	—
Total mortgage-backed securities	76	—	1	—	—	—	77	—
Corporate debt securities	376	1	4	(1)	—	—	380	—
Collateralized loan and other debt obligations	1,002	7	25	(20)	—	—	1,014	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	872	1	2	(240)	—	—	635	—
Total asset-backed securities	872	1	2	(240)	—	—	635	—
Total debt securities	3,883	12	35	(280)	—	(838)	2,812	—	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,883	12	35	(280)	—	(838)	2,812	—
Mortgages held for sale	995	(10)	—	(6)	55	(2)	1,032	(11)	(6)
Loans	443	—	—	(33)	—	—	410	(3)	(6)
Mortgage servicing rights (residential) (7)	12,789	(661)	—	1,210	—	—	13,338	(142)	(6)
Net derivative assets and liabilities:
Interest rate contracts	115	158	—	(159)	—	—	114	8
Commodity contracts	17	(16)	—	9	2	—	12	7
Equity contracts	(471)	(70)	—	(27)	(17)	(6)	(591)	(130)
Foreign exchange contracts	4	3	—	—	—	—	7	1
Credit contracts	72	(6)	—	(13)	—	—	53	(6)
Other derivative contracts	(34)	8	—	—	—	—	(26)	8
Total derivative contracts	(297)	77	—	(190)	(15)	(6)	(431)	(112)	(8)
Other assets	3,960	513	—	—	—	—	4,473	513	(5)
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(3)
Other liabilities	(3)	—	—	—	—	—	(3)	—	(6)

(1)	See Table 13.5 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2017.
Table 13.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$30	(35)	—	(1)	(6)
Collateralized loan obligations	51	(36)	—	(35)	(20)
Corporate debt securities	9	(3)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	90	(74)	—	(36)	(20)
Other trading assets	—	(1)	—	—	(1)
Total trading assets	90	(75)	—	(36)	(21)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(68)	98	(49)	(19)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	—	—	—	(1)	(1)
Collateralized loan and other debt obligations	6	—	—	(26)	(20)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	16	(256)	(240)
Total asset-backed securities	—	—	16	(256)	(240)
Total debt securities	6	(68)	114	(332)	(280)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	6	(68)	114	(332)	(280)
Mortgages held for sale	17	(130)	147	(40)	(6)
Loans	2	—	5	(40)	(33)
Mortgage servicing rights (residential) (1)	541	64	605	—	1,210
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(159)	(159)
Commodity contracts	—	—	—	9	9
Equity contracts	—	(48)	—	21	(27)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	1	—	—	(14)	(13)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	1	(48)	—	(143)	(190)
Other assets	—	—	—	—	—
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2016, are presented in Table 13.6.
Table 13.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2016

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended September 30, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$7	—	—	(4)	—	—	3	—
Collateralized loan obligations	249	—	—	39	—	—	288	(1)
Corporate debt securities	36	1	—	9	—	—	46	1
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	(1)	1	—	—	—
Total trading securities	292	1	—	43	1	—	337	—
Other trading assets	33	(3)	—	—	—	—	30	(2)
Total trading assets	325	(2)	—	43	1	—	367	(2)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,793	1	(15)	(114)	—	(465)	1,200	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	94	—	1	(2)	—	—	93	(1)
Total mortgage-backed securities	95	—	1	(2)	—	—	94	(1)
Corporate debt securities	471	3	5	(4)	—	—	475	—
Collateralized loan and other debt obligations	951	19	2	(12)	—	—	960	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,117	(1)	—	(70)	—	—	1,046	—
Total asset-backed securities	1,117	(1)	—	(70)	—	—	1,046	—
Total debt securities	4,427	22	(7)	(202)	—	(465)	3,775	(1)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	4,427	22	(7)	(202)	—	(465)	3,775	(1)
Mortgages held for sale	1,084	(10)	—	18	18	(3)	1,107	(11)	(6)
Loans	5,032	(25)	—	(219)	—	—	4,788	(26)	(6)
Mortgage servicing rights (residential) (7)	10,396	(594)	—	613	—	—	10,415	(8)	(6)
Net derivative assets and liabilities:
Interest rate contracts	690	504	—	(561)	—	—	633	186
Commodity contracts	21	(3)	—	—	1	1	20	(1)
Equity contracts	(252)	(33)	—	(7)	(3)	(80)	(375)	(54)
Foreign exchange contracts	—	1	—	—	16	—	17	2
Credit contracts	61	17	—	(8)	—	—	70	14
Other derivative contracts	(88)	15	—	—	—	—	(73)	16
Total derivative contracts	432	501	—	(576)	14	(79)	292	163	(8)
Other assets	3,038	380	—	—	—	—	3,418	381	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(5)	1	—	—	—	—	(4)	—	(6)

(1)	See Table 13.7 for detail.

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
Table 13.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$—	—	—	(4)	(4)
Collateralized loan obligations	75	(36)	—	—	39
Corporate debt securities	19	(10)	—	—	9
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	(1)	—	—	(1)
Total trading securities	94	(47)	—	(4)	43
Other trading assets	—	—	—	—	—
Total trading assets	94	(47)	—	(4)	43
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	—	—	(114)	(114)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(2)	(2)
Total mortgage-backed securities	—	—	—	(2)	(2)
Corporate debt securities	1	(4)	—	(1)	(4)
Collateralized loan and other debt obligations	121	(45)	—	(88)	(12)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	16	(86)	(70)
Total asset-backed securities	—	—	16	(86)	(70)
Total debt securities	122	(49)	16	(291)	(202)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	122	(49)	16	(291)	(202)
Mortgages held for sale	23	(113)	161	(53)	18
Loans	—	—	76	(295)	(219)
Mortgage servicing rights (residential) (1)	—	3	609	1	613
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(561)	(561)
Commodity contracts	—	—	—	—	—
Equity contracts	—	—	—	(7)	(7)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	(1)	—	(9)	(8)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(1)	—	(577)	(576)
Other assets	—	—	—	—	—
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2017, are presented in Table 13.8.
Table 13.8: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2017

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	309	(3)	—	77	—	—	383	(12)
Corporate debt securities	34	1	—	(5)	5	(1)	34	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Total trading securities	346	(2)	—	72	5	(1)	420	(12)
Other trading assets	28	(3)	—	(3)	34	—	56	(2)
Total trading assets	374	(5)	—	69	39	(1)	476	(14)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,140	4	7	884	5	(1,334)	706	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	91	(6)	—	(9)	—	—	76	(11)
Total mortgage-backed securities	92	(6)	—	(9)	—	—	77	(11)
Corporate debt securities	432	(13)	14	(53)	—	—	380	—
Collateralized loan and other debt obligations	879	17	70	48	—	—	1,014	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	962	1	5	(333)	—	—	635	—
Total asset-backed securities	962	1	5	(333)	—	—	635	—
Total debt securities	3,505	3	96	537	5	(1,334)	2,812	(11)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,505	3	96	537	5	(1,334)	2,812	(11)
Mortgages held for sale	985	(20)	—	(41)	116	(8)	1,032	(21)	(6)
Loans	758	(6)	—	(342)	—	—	410	(9)	(6)
Mortgage servicing rights (residential) (7)	12,959	(1,795)	—	2,174	—	—	13,338	(328)	(6)
Net derivative assets and liabilities:
Interest rate contracts	121	625	—	(632)	—	—	114	(10)
Commodity contracts	23	(14)	—	3	2	(2)	12	9
Equity contracts	(267)	(128)	—	(70)	(39)	(87)	(591)	(223)
Foreign exchange contracts	12	(5)	—	—	—	—	7	(1)
Credit contracts	77	29	—	(53)	—	—	53	(42)
Other derivative contracts	(47)	22	—	(1)	—	—	(26)	22
Total derivative contracts	(81)	529	—	(753)	(37)	(89)	(431)	(245)	(8)
Other assets	3,259	1,214	—	(1)	1	—	4,473	1,215	(5)
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(3)
Other liabilities	(4)	1	—	—	—	—	(3)	—	(6)

(1)	See Table 13.9 for detail.

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

(continued on following page)

Note 13: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 13.9 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2017.
Table 13.9: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2017
Trading assets:
Securities of U.S. states and political subdivisions	$37	(36)	—	(1)	—
Collateralized loan obligations	337	(165)	—	(95)	77
Corporate debt securities	18	(23)	—	—	(5)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Total trading securities	392	(224)	—	(96)	72
Other trading assets	—	(1)	—	(2)	(3)
Total trading assets	392	(225)	—	(98)	69
Available-for-sale securities:
Securities of U.S. states and political subdivisions	—	(68)	1,099	(147)	884
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(9)	(9)
Total mortgage-backed securities	—	—	—	(9)	(9)
Corporate debt securities	4	—	—	(57)	(53)
Collateralized loan and other debt obligations	135	—	—	(87)	48
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	198	(531)	(333)
Total asset-backed securities	—	—	198	(531)	(333)
Total debt securities	139	(68)	1,297	(831)	537
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	139	(68)	1,297	(831)	537
Mortgages held for sale	57	(374)	386	(110)	(41)
Loans	5	(129)	14	(232)	(342)
Mortgage servicing rights (residential) (1)	541	9	1,624	—	2,174
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(632)	(632)
Commodity contracts	—	—	—	3	3
Equity contracts	—	(117)	—	47	(70)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	5	(2)	—	(56)	(53)
Other derivative contracts	—	—	—	(1)	(1)
Total derivative contracts	5	(119)	—	(639)	(753)
Other assets	—	(1)	—	—	(1)
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2016, are presented in Table 13.10.

Table 13.10: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2016

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Nine months ended September 30, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$8	—	—	(5)	—	—	3	—
Collateralized loan obligations	343	(24)	—	(20)	—	(11)	288	(25)
Corporate debt securities	56	(7)	—	(3)	—	—	46	(6)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	(1)	1	—	—	—
Total trading securities	407	(31)	—	(29)	1	(11)	337	(31)
Other trading assets	34	(4)	—	—	—	—	30	1
Total trading assets	441	(35)	—	(29)	1	(11)	367	(30)	(3)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	1,500	5	(11)	107	80	(481)	1,200	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	73	—	1	19	—	—	93	(1)
Total mortgage-backed securities	74	—	1	19	—	—	94	(1)
Corporate debt securities	405	8	33	29	—	—	475	—
Collateralized loan and other debt obligations	565	42	(18)	371	—	—	960	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	1,182	1	(7)	(130)	—	—	1,046	(4)
Total asset-backed securities	1,182	1	(7)	(130)	—	—	1,046	(4)
Total debt securities	3,726	56	(2)	396	80	(481)	3,775	(5)	(4)
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—	—	—	—	(5)
Total available-for-sale securities	3,726	56	(2)	396	80	(481)	3,775	(5)
Mortgages held for sale	1,082	20	—	(55)	72	(12)	1,107	15	(6)
Loans	5,316	(29)	—	(499)	—	—	4,788	(30)	(6)
Mortgage servicing rights (residential) (7)	12,415	(3,434)	—	1,434	—	—	10,415	(1,789)	(6)
Net derivative assets and liabilities:
Interest rate contracts	288	1,763	—	(1,411)	—	(7)	633	374
Commodity contracts	12	5	—	(2)	4	1	20	13
Equity contracts	(111)	(26)	—	(137)	22	(123)	(375)	(278)
Foreign exchange contracts	—	1	—	—	16	—	17	16
Credit contracts	(3)	25	—	48	—	—	70	16
Other derivative contracts	(58)	(15)	—	—	—	—	(73)	(15)
Total derivative contracts	128	1,753	—	(1,502)	42	(129)	292	126	(8)
Other assets	3,065	142	—	211	—	—	3,418	142	(5)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(30)	1	—	25	—	—	(4)	—	(6)

(1)	See Table 13.11 for detail.

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

Table 13.11: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2016

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2016
Trading assets:
Securities of U.S. states and political subdivisions	$2	(2)	—	(5)	(5)
Collateralized loan obligations	265	(285)	—	—	(20)
Corporate debt securities	32	(35)	—	—	(3)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Equity securities	—	(1)	—	—	(1)
Total trading securities	299	(323)	—	(5)	(29)
Other trading assets	—	—	—	—	—
Total trading assets	299	(323)	—	(5)	(29)
Available-for-sale securities:
Securities of U.S. states and political subdivisions	28	(7)	475	(389)	107
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	22	—	—	(3)	19
Total mortgage-backed securities	22	—	—	(3)	19
Corporate debt securities	35	(4)	—	(2)	29
Collateralized loan and other debt obligations	610	(49)	—	(190)	371
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(28)	214	(316)	(130)
Total asset-backed securities	—	(28)	214	(316)	(130)
Total debt securities	695	(88)	689	(900)	396
Marketable equity securities:
Perpetual preferred securities	—	—	—	—	—
Other marketable equity securities	—	—	—	—	—
Total marketable equity securities	—	—	—	—	—
Total available-for-sale securities	695	(88)	689	(900)	396
Mortgages held for sale	67	(424)	443	(141)	(55)
Loans	12	—	248	(759)	(499)
Mortgage servicing rights (residential) (1)	—	(19)	1,452	1	1,434
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(1,411)	(1,411)
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	29	(146)	—	(20)	(137)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	5	(2)	—	45	48
Other derivative contracts	—	—	—	—	—
Total derivative contracts	34	(148)	—	(1,388)	(1,502)
Other assets	211	—	—	—	211
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	25	25

(1)	For more information on the changes in mortgage servicing rights, see Note 8 (Mortgage Banking Activities).

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

Table 13.12: Valuation Techniques – Recurring Basis – September 30, 2017

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
September 30, 2017
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$630		Discounted cash flow	Discount rate	1.3	-	5.4%		2.4
Other municipal bonds	29		Discounted cash flow	Discount rate	4.2	-	4.3		4.3
	50		Vendor priced
Collateralized loan and other debt obligations (2)	383		Market comparable pricing	Comparability adjustment	(16.5)	-	24.0		3.1
	1,014		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	324		Discounted cash flow	Discount rate	2.1	-	3.7		2.8
Other commercial and consumer	285	(4)	Discounted cash flow	Discount rate	3.3	-	4.7		3.9
				Weighted average life	1.3	-	3.5	yrs	1.9
	26		Vendor priced
Mortgages held for sale (residential)	1,009		Discounted cash flow	Default rate	0.0	-	5.6%		1.2
				Discount rate	1.1	-	7.1		5.3
				Loss severity	0.1	-	40.8		18.8
				Prepayment rate	6.5	-	15.8		9.2
	23		Market comparable pricing	Comparability adjustment	(53.3)	-	(20.0)		(43.2)
Loans	410	(5)	Discounted cash flow	Discount rate	2.8	-	7.3		4.1
				Prepayment rate	8.5	-	100.0		92.4
				Loss severity	0.0	-	31.9		5.8
Mortgage servicing rights (residential)	13,338		Discounted cash flow	Cost to service per loan (6)	$79	-	584		145
				Discount rate	6.5	-	12.0%		6.7
				Prepayment rate (7)	10.0	-	20.5		10.8
Net derivative assets and (liabilities):
Interest rate contracts	89		Discounted cash flow	Default rate	0.0	-	5.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.1
Interest rate contracts: derivative loan commitments	25		Discounted cash flow	Fall-out factor	1.0	-	99.0		17.8
				Initial-value servicing	(38.0)	-	98.2	bps	27.9
Equity contracts	105		Discounted cash flow	Conversion factor	(9.8)	-	0.0%		(7.8)
				Weighted average life	0.3	-	2.3	yrs	1.4
	(696)		Option model	Correlation factor	(77.0)	-	98.0%		29.5
				Volatility factor	5.0	-	100.0		19.2
Credit contracts	(3)		Market comparable pricing	Comparability adjustment	(25.8)	-	15.7		(0.8)
	56		Option model	Credit spread	0.0	-	12.2		1.2
				Loss severity	12.0	-	60.0		48.8
Other assets: nonmarketable equity investments	10		Discounted cash flow	Discount rate	5.0	-	10.3		9.7
				Volatility Factor	0.5	-	1.3		0.8
	4,463		Market comparable pricing	Comparability adjustment	(19.1)	-	(3.3)		(14.6)

Insignificant Level 3 assets, net of liabilities	534	(8)
Total level 3 assets, net of liabilities	$22,104	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $79 - $282.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

(9)	Consists of total Level 3 assets of $24.1 billion and total Level 3 liabilities of $2.0 billion, before netting of derivative balances.

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.13: Valuation Techniques – Recurring Basis – December 31, 2016

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2016
Trading and available-for-sale securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$906		Discounted cash flow	Discount rate	1.1	-	5.6%		2.0
Other municipal bonds	29		Discounted cash flow	Discount rate	3.7	-	4.9		4.5
				Weighted average life	3.6	-	3.6	yrs	3.6
	208		Vendor priced
Collateralized loan and other debt obligations (2)	309		Market comparable pricing	Comparability adjustment	(15.5)	-	20.3%		2.9
	879		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	443		Discounted cash flow	Discount rate	1.9	-	4.8		3.3
Other commercial and consumer	492	(4)	Discounted cash flow	Discount rate	3.0	-	4.6		3.9
				Weighted average life	0.8	-	4.2	yrs	2.9
	27		Vendor priced
Mortgages held for sale (residential)	955		Discounted cash flow	Default rate	0.5	-	7.9%		1.9
				Discount rate	1.1	-	6.9		5.1
				Loss severity	0.1	-	42.5		26.9
				Prepayment rate	6.3	-	17.1		10.0
	30		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(37.8)
Loans	758	(5)	Discounted cash flow	Discount rate	0.0	-	3.9		0.6
				Prepayment rate	0.4	-	100.0		83.7
				Utilization rate	0.0	-	0.8		0.1
Mortgage servicing rights (residential)	12,959		Discounted cash flow	Cost to service per loan (6)	$79	-	598		155
				Discount rate	6.5	-	18.4%		6.8
				Prepayment rate (7)	9.4	-	20.6		10.3
Net derivative assets and (liabilities):
Interest rate contracts	127		Discounted cash flow	Default rate	0.1	-	6.8		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		9.6
Interest rate contracts: derivative loan commitments	(6)		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.0
				Initial-value servicing	(23.0)	-	131.2	bps	56.8
Equity contracts	79		Discounted cash flow	Conversion factor	(10.6)	-	0.0%		(7.9)
				Weighted average life	1.0	-	3.0	yrs	2.0
	(346)		Option model	Correlation factor	(65.0)	-	98.5%		39.9
				Volatility factor	6.5	-	100.0		20.7
Credit contracts	(28)		Market comparable pricing	Comparability adjustment	(27.7)	-	21.3		0.02
	105		Option model	Credit spread	0.0	-	11.6		1.2
				Loss severity	12.0	-	60.0		50.4
Other assets: nonmarketable equity investments	21		Discounted cash flow	Discount rate	5.0	-	10.3		8.7
				Volatility Factor	0.3	-	2.4		1.1
	3,238		Market comparable pricing	Comparability adjustment	(22.1)	-	(5.5)		(16.4)

Insignificant Level 3 assets, net of liabilities	570	(8)
Total level 3 assets, net of liabilities	$21,755	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $847 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $79 - $293.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Note 13: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of

LOCOM accounting or write-downs of individual assets. Table 13.14 provides the fair value hierarchy and carrying amount of all assets that were still held as of September 30, 2017, and December 31, 2016, and for which a nonrecurring fair value adjustment was recorded during the periods presented.
Table 13.14: Fair Value on a Nonrecurring Basis

	September 30, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,652	1,340	2,992	—	2,312	1,350	3,662
Loans held for sale	—	18	—	18	—	8	—	8
Loans:
Commercial	—	386	—	386	—	464	—	464
Consumer	—	460	10	470	—	822	7	829
Total loans (2)	—	846	10	856	—	1,286	7	1,293
Other assets - excluding nonmarketable equity investments at NAV (3)	—	198	146	344	—	233	412	645
Total included in the fair value hierarchy	$—	2,714	1,496	4,210	—	3,839	1,769	5,608
Other assets - nonmarketable equity investments at NAV (4)				5				13
Total assets at fair value on a nonrecurring basis				$4,215				5,621

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

(3)	Includes the fair value of foreclosed real estate, other collateral owned, operating lease assets and nonmarketable equity investments.

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
Table 13.15: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2017	2016
Mortgages held for sale (LOCOM)	$23	26
Loans held for sale	(1)	(21)
Loans:
Commercial	(286)	(736)
Consumer	(371)	(578)
Total loans (1)	(657)	(1,314)
Other assets (2)	(179)	(339)
Total	$(814)	(1,648)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

Table 13.16: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
September 30, 2017
Residential mortgages held for sale (LOCOM)	$1,340	(3)	Discounted cash flow	Default rate	(4)	0.1	—	10.3%	2.6%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.8	—	57.6	2.6
				Prepayment rate	(5)	5.3	—	100.0	49.8
Other assets: nonmarketable equity investments	34		Discounted cash flow	Discount rate		5.0	—	10.5	9.4
Insignificant level 3 assets	122
Total	$1,496
December 31, 2016
Residential mortgages held for sale (LOCOM)	$1,350	(3)	Discounted cash flow	Default rate	(4)	0.2	—	4.3%	1.9%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	50.1	2.4
				Prepayment rate	(5)	3.0	—	100.0	50.7
Other assets: nonmarketable equity investments	220		Discounted cash flow	Discount rate		4.7	—	9.3	7.3
Insignificant level 3 assets	199
Total	$1,769

(1)	Refer to the narrative following Table 13.13 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both September 30, 2017, and December 31, 2016, and $30 million and $33 million of other mortgage loans that are not government insured/guaranteed at September 30, 2017 and December 31, 2016, respectively.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

Alternative Investments
We hold certain nonmarketable equity investments for which we use NAV per share (or its equivalent) as a practical expedient for fair value measurements, including estimated fair values for investments accounted for under the cost method. The investments consist of private equity funds that invest in equity and debt securities issued by private and publicly-held companies. The fair values of these investments and related unfunded commitments totaled $27 million and $25 million, respectively, at September 30, 2017, and $48 million and $37 million, respectively, at December 31, 2016. The investments do not allow redemptions. We receive distributions as the underlying assets of the funds liquidate, which we expect to occur through 2025.

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

Table 13.17: Fair Value Option

	September 30, 2017			December 31, 2016
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets – loans:
Total loans	$1,182	1,231	(49)	1,332	1,418	(86)
Nonaccrual loans	65	84	(19)	100	115	(15)
Mortgages held for sale:
Total loans	16,484	16,087	397	22,042	21,961	81
Nonaccrual loans	120	159	(39)	136	182	(46)
Loans 90 days or more past due and still accruing	13	16	(3)	12	16	(4)
Loans held for sale:
Total loans	—	6	(6)	—	6	(6)
Nonaccrual loans	—	6	(6)	—	6	(6)
Loans:
Total loans	410	437	(27)	758	775	(17)
Nonaccrual loans	267	293	(26)	297	318	(21)
Other assets (1)	4,523	N/A	N/A	3,275	N/A	N/A

(1)	Consists of nonmarketable equity investments carried at fair value. See Note 6 (Other Assets) for more information.

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
Table 13.18: Fair Value Option – Changes in Fair Value Included in Earnings

	2017			2016
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended September 30,
Trading assets - loans	$—	6	—	—	21	1
Mortgages held for sale	400	—	—	563	—	—
Loans	—	—	—	—	—	(25)
Other assets	—	—	522	—	—	383
Other interests held (1)	—	(1)	—	—	(3)	—
Nine months ended September 30,
Trading assets – loans	$—	42	1	—	47	2
Mortgages held for sale	967	—	—	1,739	—	—
Loans	—	—	—	—	—	(29)
Other assets	—	—	1,233	—	—	149
Other interests held (1)	—	(5)	—	—	(4)	—

(1)	Includes retained interests in securitizations.

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
Table 13.19: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Gains (losses) attributable to instrument-specific credit risk:
Trading assets – loans	$6	21	42	47
Mortgages held for sale	(4)	1	(9)	(4)
Total	$2	22	33	43

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

Note 13: Fair Values of Assets and Liabilities (continued)

Table 13.20: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial assets
Cash and due from banks (1)	$19,206	19,206	—	—	19,206
Federal funds sold, securities purchased under resale agreements and other short-term investments (1)	273,105	206,073	66,963	69	273,105
Held-to-maturity securities	142,423	45,282	96,627	909	142,818
Mortgages held for sale (2)	3,525	—	2,189	1,340	3,529
Loans held for sale	157	—	157	—	157
Loans, net (3)	921,420	—	54,106	881,812	935,918
Nonmarketable equity investments (cost method)
Excluding investments at NAV	7,642	—	23	8,084	8,107
Total financial assets included in the fair value hierarchy	1,367,478	270,561	220,065	892,214	1,382,840
Investments at NAV (4)	25				27
Total financial assets	$1,367,503				1,382,867
Financial liabilities
Deposits	$1,306,706	—	1,285,239	21,455	1,306,694
Short-term borrowings (1)	93,811	—	93,811	—	93,811
Long-term debt (5)	238,854	—	240,846	2,306	243,152
Total financial liabilities	$1,639,371	—	1,619,896	23,761	1,643,657
December 31, 2016
Financial assets
Cash and due from banks (1)	$20,729	20,729	—	—	20,729
Federal funds sold, securities purchased under resale agreements and other short-term investments (1) (6)	266,038	207,003	58,953	82	266,038
Held-to-maturity securities	99,583	45,079	51,706	2,370	99,155
Mortgages held for sale (2)	4,267	—	2,927	1,350	4,277
Loans held for sale	80	—	81	—	81
Loans, net (3)	936,358	—	60,245	887,589	947,834
Nonmarketable equity investments (cost method)
Excluding investments at NAV	8,362	—	18	8,924	8,942
Total financial assets included in the fair value hierarchy	1,335,417	272,811	173,930	900,315	1,347,056
Investments at NAV (4)	35				48
Total financial assets	$1,335,452				1,347,104
Financial liabilities
Deposits	$1,306,079	—	1,282,158	23,995	1,306,153
Short-term borrowings (1)	96,781	—	96,781	—	96,781
Long-term debt (5)	255,070	—	245,704	10,075	255,779
Total financial liabilities	$1,657,930	—	1,624,643	34,070	1,658,713

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes MHFS for which we elected the fair value option.

(3)
Excludes loans for which the fair value option was elected and also excludes lease financing with a carrying amount of $19.2 billion and $19.3 billion at September 30, 2017, and December 31, 2016, respectively.

(4)
Consists of certain nonmarketable equity investments for which estimated fair values are determined using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(5)	Excludes capital lease obligations under capital leases of $39 million and $7 million at September 30, 2017, and December 31, 2016, respectively.

(6)	The fair value classification level of certain interest-earning deposits have been reclassified to conform with the current period end classification.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.1 billion and $1.2 billion at September 30, 2017, and December 31, 2016, respectively.

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

Table 14.1: Preferred Stock Shares

	September 30, 2017		December 31, 2016
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series H
Floating Class A Preferred Stock (1)	—	—	20,000	50,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	—	—
ESOP
Cumulative Convertible Preferred Stock (2)	—	1,774,652	—	1,439,181
Total		12,254,962		11,941,891

(1)	On January 26, 2017, we filed with the Delaware Secretary of State a Certificate Eliminating the Certificate of Designations with respect to the Series H preferred stock.

(2)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 14: Preferred Stock (continued)

Table 14.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2017				December 31, 2016
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,774,652	1,774	1,774	—	1,439,181	1,439	1,439	—
Total	11,895,783	$26,975	25,576	1,399	11,532,712	$25,950	24,551	1,399

(1)	Preferred shares qualify as Tier 1 capital.

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
Table 14.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2017	491,758	—	$492	—	7.00%	8.00
2016	322,826	358,528	323	358	9.30	10.30
2015	187,436	200,820	187	201	8.90	9.90
2014	237,151	255,413	237	255	8.70	9.70
2013	201,948	222,558	202	223	8.50	9.50
2012	128,634	144,072	129	144	10.00	11.00
2011	129,296	149,301	129	149	9.00	10.00
2010	75,603	90,775	75	91	9.50	10.50
2008	—	17,714	—	18	10.50	11.50
Total ESOP Preferred Stock (1)	1,774,652	1,439,181	$1,774	1,439
Unearned ESOP shares (2)			$(1,904)	(1,565)

(1)	At September 30, 2017 and December 31, 2016, additional paid-in capital included $130 million and $126 million, respectively, related to ESOP preferred stock.

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
Table 15.1 presents the components of net periodic benefit cost.

Table 15.1: Net Periodic Benefit Cost

	2017			2016
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$1	—	—	—	—	—
Interest cost	103	5	7	105	6	11
Expected return on plan assets	(163)	—	(7)	(152)	—	(8)
Amortization of net actuarial loss (gain)	37	3	(3)	37	3	(1)
Amortization of prior service credit	—	—	(2)	—	—	—
Settlement loss	6	—	—	—	—	—
Net periodic benefit cost (income)	$(16)	8	(5)	(10)	9	2
Nine months ended September 30,
Service cost	$4	—	—	2	—	—
Interest cost	309	17	21	323	19	31
Expected return on plan assets	(489)	—	(22)	(435)	—	(23)
Amortization of net actuarial loss (gain)	113	9	(8)	103	9	(3)
Amortization of prior service credit	—	—	(7)	—	—	—
Settlement loss	7	6	—	4	2	—
Net periodic benefit cost (income)	$(56)	32	(16)	(3)	30	5

Note 16: Earnings Per Common Share
Table 16.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 16.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Wells Fargo net income	$4,596	5,644	$15,863	16,664
Less: Preferred stock dividends and other	411	401	1,218	1,163
Wells Fargo net income applicable to common stock (numerator)	$4,185	5,243	$14,645	15,501
Earnings per common share
Average common shares outstanding (denominator)	4,948.6	5,043.4	4,982.1	5,061.9
Per share	$0.85	1.04	$2.94	3.06
Diluted earnings per common share
Average common shares outstanding	4,948.6	5,043.4	4,982.1	5,061.9
Add: Stock options	15.8	18.1	18.1	19.6
Restricted share rights	22.4	23.1	24.1	26.1
Warrants	10.0	10.0	11.1	10.6
Diluted average common shares outstanding (denominator)	4,996.8	5,094.6	5,035.4	5,118.2
Per share	$0.84	1.03	$2.91	3.03

Table 16.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 16.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Options	1.8	2.6	2.0	3.4

Note 17: Other Comprehensive Income (continued)

Note 17: Other Comprehensive Income
Table 17.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 17.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2017			2016			2017			2016
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities:
Net unrealized gains arising during the period	$891	(353)	538	112	(32)	80	2,825	(1,075)	1,750	2,478	(938)	1,540
Reclassification of net (gains) losses to net income:
Interest income on investment securities (1)	70	(26)	44	2	(1)	1	122	(46)	76	5	(2)	3
Net gains on debt securities	(166)	62	(104)	(106)	40	(66)	(322)	119	(203)	(797)	299	(498)
Net gains from equity investments	(106)	41	(65)	(85)	32	(53)	(323)	120	(203)	(204)	77	(127)
Other noninterest income	2	—	2	(4)	2	(2)	1	—	1	(5)	2	(3)
Subtotal reclassifications to net income	(200)	77	(123)	(193)	73	(120)	(522)	193	(329)	(1,001)	376	(625)
Net change	691	(276)	415	(81)	41	(40)	2,303	(882)	1,421	1,477	(562)	915
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period	36	(13)	23	(445)	168	(277)	279	(105)	174	2,611	(984)	1,627
Reclassification of net (gains) losses to net income:
Interest income on loans	(107)	41	(66)	(266)	100	(166)	(468)	177	(291)	(794)	299	(495)
Interest expense on long-term debt	2	(1)	1	4	(1)	3	8	(3)	5	11	(4)	7
Subtotal reclassifications to net income	(105)	40	(65)	(262)	99	(163)	(460)	174	(286)	(783)	295	(488)
Net change	(69)	27	(42)	(707)	267	(440)	(181)	69	(112)	1,828	(689)	1,139
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	11	(5)	6	(447)	168	(279)	4	(2)	2	(474)	178	(296)
Reclassification of amounts to net periodic benefit costs (2):
Amortization of net actuarial loss	37	(13)	24	39	(14)	25	114	(43)	71	109	(41)	68
Settlements and other	4	(1)	3	—	—	—	6	—	6	6	(2)	4
Subtotal reclassifications to net periodic benefit costs	41	(14)	27	39	(14)	25	120	(43)	77	115	(43)	72
Net change	52	(19)	33	(408)	154	(254)	124	(45)	79	(359)	135	(224)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	40	3	43	(10)	(1)	(11)	87	6	93	27	6	33
Net change	40	3	43	(10)	(1)	(11)	87	6	93	27	6	33
Other comprehensive income (loss)	$714	(265)	449	(1,206)	461	(745)	2,333	(852)	1,481	2,973	(1,110)	1,863
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(34)			19			(29)			(24)
Wells Fargo other comprehensive income (loss), net of tax			$483			(764)			1,510			1,887

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 15 (Employee Benefits) for additional details).

Table 17.2: Cumulative OCI Balances

(in millions)	Investment securities	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended September 30, 2017
Balance, beginning of period	$(96)	19	(1,897)	(136)	(2,110)
Net unrealized gains arising during the period	538	23	6	43	610
Amounts reclassified from accumulated other comprehensive income	(123)	(65)	27	—	(161)
Net change	415	(42)	33	43	449
Less: Other comprehensive loss from noncontrolling interests	(34)	—	—	—	(34)
Balance, end of period	$353	(23)	(1,864)	(93)	(1,627)
Quarter ended September 30, 2016
Balance, beginning of period	$2,812	2,199	(1,921)	(142)	2,948
Net unrealized gains (losses) arising during the period	80	(277)	(279)	(11)	(487)
Amounts reclassified from accumulated other comprehensive income	(120)	(163)	25	—	(258)
Net change	(40)	(440)	(254)	(11)	(745)
Less: Other comprehensive income from noncontrolling interests	19	—	—	—	19
Balance, end of period	$2,753	1,759	(2,175)	(153)	2,184
Nine months ended September 30, 2017
Balance, beginning of period	$(1,099)	89	(1,943)	(184)	(3,137)
Net unrealized gains arising during the period	1,750	174	2	93	2,019
Amounts reclassified from accumulated other comprehensive income	(329)	(286)	77	—	(538)
Net change	1,421	(112)	79	93	1,481
Less: Other comprehensive income (loss) from noncontrolling interests	(31)	—	—	2	(29)
Balance, end of period	$353	(23)	(1,864)	(93)	(1,627)
Nine months ended September 30, 2016
Balance, beginning of period	$1,813	620	(1,951)	(185)	297
Net unrealized gains (losses) arising during the period	1,540	1,627	(296)	33	2,904
Amounts reclassified from accumulated other comprehensive income	(625)	(488)	72	—	(1,041)
Net change	915	1,139	(224)	33	1,863
Less: Other comprehensive income (loss) from noncontrolling interests	(25)	—	—	1	(24)
Balance, end of period	$2,753	1,759	(2,175)	(153)	2,184

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
Table 18.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Quarter ended Sep 30,
Net interest income (2)	$7,645	7,430	4,353	4,062	1,159	977	(681)	(517)	12,476	11,952
Provision (reversal of provision) for credit losses	650	651	69	157	(1)	4	(1)	(7)	717	805
Noninterest income	4,415	4,957	2,732	3,085	3,087	3,122	(784)	(788)	9,450	10,376
Noninterest expense	7,834	6,953	4,248	4,120	3,106	2,999	(837)	(804)	14,351	13,268
Income (loss) before income tax expense (benefit)	3,576	4,783	2,768	2,870	1,141	1,096	(627)	(494)	6,858	8,255
Income tax expense (benefit)	1,286	1,546	729	827	427	415	(238)	(187)	2,204	2,601
Net income (loss) before noncontrolling interests	2,290	3,237	2,039	2,043	714	681	(389)	(307)	4,654	5,654
Less: Net income (loss) from noncontrolling interests	61	10	(7)	(4)	4	4	—	—	58	10
Net income (loss) (3)	$2,229	3,227	2,046	2,047	710	677	(389)	(307)	4,596	5,644
Average loans	$473.5	489.2	463.8	454.3	72.4	68.4	(57.4)	(54.4)	952.3	957.5
Average assets	988.9	993.6	824.3	794.2	213.4	212.1	(88.1)	(85.3)	1,938.5	1,914.6
Average deposits	734.5	708.0	463.4	441.2	188.1	189.2	(79.6)	(76.9)	1,306.4	1,261.5
Nine months ended Sep 30,
Net interest income (2)	$22,820	22,277	12,779	11,729	3,360	2,852	(1,700)	(1,506)	37,259	35,352
Provision (reversal of provision) for credit losses	1,919	2,060	(39)	905	2	(8)	(5)	8	1,877	2,965
Noninterest income	13,622	14,928	8,295	9,660	9,261	9,020	(2,340)	(2,275)	28,838	31,333
Noninterest expense	22,278	20,437	12,551	12,124	9,387	9,017	(2,532)	(2,416)	41,684	39,162
Income (loss) before income tax expense (benefit)	12,245	14,708	8,562	8,360	3,232	2,863	(1,503)	(1,373)	22,536	24,558
Income tax expense (benefit)	3,817	4,910	2,034	2,341	1,206	1,087	(571)	(521)	6,486	7,817
Net income (loss) before noncontrolling interests	8,428	9,798	6,528	6,019	2,026	1,776	(932)	(852)	16,050	16,741
Less: Net income (loss) from noncontrolling interests	197	96	(21)	(22)	11	3	—	—	187	77
Net income (loss) (3)	$8,231	9,702	6,549	6,041	2,015	1,773	(932)	(852)	15,863	16,664
Average loans	$477.8	486.4	465.0	445.2	71.6	66.4	(56.8)	(52.8)	957.6	945.2
Average assets	987.7	969.6	816.5	771.9	216.1	208.5	(88.1)	(84.3)	1,932.2	1,865.7
Average deposits	726.4	698.3	464.1	431.7	190.6	185.4	(78.8)	(76.1)	1,302.3	1,239.3

(1)
Includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for Wealth and Investment Management customers served through Community Banking distribution channels.

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2017, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 19.1: Regulatory Capital Information

	Wells Fargo & Company								Wells Fargo Bank, N.A.
	September 30, 2017				December 31, 2016				September 30, 2017			December 31, 2016
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$153,548		153,548		148,785		148,785		140,021	140,021		132,225	132,225
Tier 1	176,996		176,996		171,364		171,364		140,021	140,021		132,225	132,225
Total	209,522		219,208		204,425		214,877		153,558	162,723		145,665	155,281
Assets:
Risk-weighted	$1,217,700		1,268,638		1,274,589		1,336,198		1,103,800	1,173,294		1,143,681	1,222,876
Adjusted average (1)	1,908,883		1,908,883		1,914,802		1,914,802		1,713,046	1,713,046		1,714,524	1,714,524
Regulatory capital ratios:
Common equity tier 1 capital	12.61%		12.10	*	11.67		11.13	*	12.69	11.93	*	11.56	10.81	*
Tier 1 capital	14.54		13.95	*	13.44		12.82	*	12.69	11.93	*	11.56	10.81	*
Total capital	17.21	*	17.28		16.04	*	16.08		13.91	13.87	*	12.74	12.70	*
Tier 1 leverage (1)	9.27		9.27		8.95		8.95		8.17	8.17		7.71	7.71
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 19.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of September 30, 2017 and December 31, 2016.

Table 19.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Regulatory capital ratios:
Common equity tier 1 capital	6.750%	5.625	5.750	5.125
Tier 1 capital	8.250	7.125	7.250	6.625
Total capital	10.250	9.125	9.250	8.625
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At September 30, 2017, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 1.250% and a global systemically important bank (G-SIB) surcharge of 1.000%. Only the 1.250% capital conservation buffer applies to the Bank at September 30, 2017.

Glossary of Acronyms

ABS	Asset-backed security	G-SIB	Globally systemic important bank
ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity coverage ratio
ASC	Accounting Standards Codification	LHFS	Loans held for sale
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUA	Assets under administration	LIHTC	Low income housing tax credit
AUM	Assets under management	LOCOM	Lower of cost or market value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Bank Supervision	MBS	Mortgage-backed security
BHC	Bank holding company	MHA	Making Home Affordable programs
CCAR	Comprehensive Capital Analysis and Review	MHFS	Mortgages held for sale
CD	Certificate of deposit	MSR	Mortgage servicing right
CDO	Collateralized debt obligation	MTN	Medium-term note
CDS	Credit default swaps	NAV	Net asset value
CECL	Current expected credit loss	NPA	Nonperforming asset
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	OTTI	Other-than-temporary impairment
CMBS	Commercial mortgage-backed securities	PCI Loans	Purchased credit-impaired loans
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CPP	Capital Purchase Program	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FAS	Statement of Financial Accounting Standards		to average Wells Fargo common stockholders' equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FFELP	Federal Family Education Loan Program	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Ratings Services
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SPE	Special purpose entity
FICO	Fair Isaac Corporation (credit rating)	TARP	Troubled Asset Relief Program
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2017.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	6,616,050	$54.73	164,594,913
August (2)	30,887,246	53.26	133,707,667
September (2)	11,519,239	51.50	122,188,428
Total	49,022,535

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. Unless modified or revoked by the Board, this authorization does not expire.

(2)
August includes a private repurchase transaction of 18,746,180 shares at a weighted-average price per share of $53.34. September includes a private repurchase transaction of 9,717,399 shares at a weighted-average price per share of $51.45.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2017.

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

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 1, 2016.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges:					Filed herewith.
		Quarter ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
	Including interest on deposits	3.53	6.03	4.17	6.36
	Excluding interest on deposits	4.75	7.42	5.51	7.86

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:					Filed herewith.
		Quarter ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
	Including interest on deposits	2.88	4.44	3.35	4.63
	Excluding interest on deposits	3.56	5.10	4.09	5.31

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.					Furnished herewith.
101.INS	XBRL Instance Document					Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document					Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2017                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)