Form 10-Q
period 2018-03-31
WELLS FARGO & COMPANY/MN
filed 2018-05-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 25, 2018
Common stock, $1-2/3 par value	4,872,873,834

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Mar 31, 2018 from
($ in millions, except per share amounts)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
For the Period
Wells Fargo net income	$5,136	6,151	5,634	(17)%	(9)
Wells Fargo net income applicable to common stock	4,733	5,740	5,233	(18)	(10)
Diluted earnings per common share	0.96	1.16	1.03	(17)	(7)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.09%	1.26	1.18	(13)	(8)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	10.58	12.47	11.96	(15)	(12)
Return on average tangible common equity (ROTCE) (1)	12.62	14.85	14.35	(15)	(12)
Efficiency ratio (2)	68.6	76.2	62.0	(10)	11
Total revenue	$21,934	22,050	22,255	(1)	(1)
Pre-tax pre-provision profit (PTPP) (3)	6,892	5,250	8,463	31	(19)
Dividends declared per common share	0.39	0.39	0.38	—	3
Average common shares outstanding	4,885.7	4,912.5	5,008.6	(1)	(2)
Diluted average common shares outstanding	4,930.7	4,963.1	5,070.4	(1)	(3)
Average loans	$951,024	951,822	963,645	—	(1)
Average assets	1,915,896	1,935,318	1,931,040	(1)	(1)
Average total deposits	1,297,178	1,311,592	1,299,191	(1)	—
Average consumer and small business banking deposits (4)	755,483	757,541	758,754	—	—
Net interest margin	2.84%	2.84	2.87	—	(1)
At Period End
Debt securities (5)	$472,968	473,366	456,969	—	4
Loans	947,308	956,770	958,405	(1)	(1)
Allowance for loan losses	10,373	11,004	11,168	(6)	(7)
Goodwill	26,445	26,587	26,666	(1)	(1)
Equity securities (5)	58,935	62,497	56,991	(6)	3
Assets	1,915,388	1,951,757	1,951,501	(2)	(2)
Deposits	1,303,689	1,335,991	1,325,444	(2)	(2)
Common stockholders' equity	181,150	183,134	178,209	(1)	2
Wells Fargo stockholders' equity	204,952	206,936	201,321	(1)	2
Total equity	205,910	208,079	202,310	(1)	2
Tangible common equity (1)	151,878	153,730	148,671	(1)	2
Capital ratios (6)(7):
Total equity to assets	10.75%	10.66	10.37	1	4
Risk-based capital:
Common Equity Tier 1	11.92	12.28	11.52	(3)	3
Tier 1 capital	13.76	14.14	13.27	(3)	4
Total capital	16.92	17.46	16.41	(3)	3
Tier 1 leverage	9.32	9.35	9.07	—	3
Common shares outstanding	4,873.9	4,891.6	4,996.7	—	(2)
Book value per common share (8)	$37.17	37.44	35.67	(1)	4
Tangible book value per common share (1)(8)	31.16	31.43	29.75	(1)	5
Common stock price:
High	66.31	62.24	59.99	7	11
Low	50.70	52.84	53.35	(4)	(5)
Period end	52.41	60.67	55.66	(14)	(6)
Team members (active, full-time equivalent)	265,700	262,700	272,800	1	(3)

(1)
Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity securities, but excluding mortgage servicing rights), net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company's use of equity. For additional information, including a corresponding reconciliation to GAAP financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.

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

(5)
Financial information for prior quarters has been revised to reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the presentation and accounting for certain financial instruments, including equity securities. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

(6)
The risk-based capital ratios were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III with Transition Requirements. For March 31, 2018 and December 31, 2017, the risk-based capital ratios were all lower under the Standardized Approach. The total capital ratio was lower under the Advanced Approach and the other ratios were lower under the Standardized Approach, for March 31, 2017.

(7)	See the “Capital Management” section and Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(8)	Book value per common share is common stockholders' equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.

Overview (continued)

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for terms used throughout this Report.

Financial Review1

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.92 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investments, mortgage, and consumer and commercial finance through 8,200 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 42 countries and territories to support customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 25 on Fortune’s 2017 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2018.
We use our Vision, Values and Goals to guide us toward growth and success. Our vision is to satisfy our customers’ financial needs and help them succeed financially. We aspire to create deep and enduring relationships with our customers by providing them with an exceptional experience and by understanding their needs and delivering the most relevant products, services, advice, and guidance.
We have five primary values, which are based on our vision and guide the actions we take. First, we place customers at the center of everything we do. We want to exceed customer expectations and build relationships that last a lifetime. Second, we value and support our people as a competitive advantage and strive to attract, develop, motivate, and retain the best team members. Third, we strive for the highest ethical standards of integrity, transparency, and principled performance. Fourth, we value and promote diversity and inclusion in all aspects of business and at all levels. Fifth, we look to each of our team members to be a leader in establishing, sharing, and communicating our vision for our customers, communities, team members, and shareholders. In addition to our five primary values, one of our key day-to-day priorities is to make risk management a competitive advantage by working hard to ensure that appropriate controls are in place to reduce risks to our customers, maintain and increase our competitive market position, and protect Wells Fargo’s long-term safety, soundness, and reputation.

[1]
Prior period financial information has been revised to reflect our adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

In keeping with our primary values and risk management priorities, we have six long-term goals for the Company, which entail becoming the financial services leader in the following areas:

•	Customer service and advice – provide exceptional service and guidance to our customers to help them succeed financially.

•	Team member engagement – be a company where people feel included, valued, and supported; everyone is respected; and we work as a team.

•	Innovation – create lasting value for our customers and increased efficiency for our operations through innovative thinking, industry-leading technology, and a willingness to test and learn.

•	Risk management – set the global standard in managing all forms of risk.

•	Corporate citizenship – make a positive contribution to communities through philanthropy, advancing diversity and inclusion, creating economic opportunity, and promoting environmental sustainability.

•	Shareholder value – deliver long-term value for shareholders.

Over the past year and a half, our Board of Directors (Board) has taken, and continues to take, actions to enhance Board oversight and governance. These actions, many of which reflected results from the Board’s 2017 self-assessment, which was facilitated by a third party, and the feedback we received from our shareholders and other stakeholders, included:

•	Separating the roles of Chairman of the Board and Chief Executive Officer.

•	Amending Wells Fargo’s By-Laws to require that the Chairman be an independent director.

•	Electing Elizabeth A. “Betsy” Duke as our new independent Board Chair, effective January 1, 2018.

•	Making changes to the leadership and composition of key Board committees, including appointing new chairs of the Board’s Risk Committee and Governance and Nominating Committee.

•	Amending Board committee charters and working with management to improve reporting to the Board in order to enhance the Board's risk oversight.

•
Electing six new independent directors, including directors with financial services, risk management, regulatory, technology, human capital management, social responsibility, and other relevant experience, with five directors retiring in 2017 and four more retiring at our 2018 annual meeting of shareholders. At the 2018 annual meeting, shareholders elected the 12 director nominees named in the Company’s proxy statement.

As has been our practice, we will continue our engagement efforts with our shareholders and other stakeholders while the Board maintains its focus on enhancing oversight and governance.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. As part of the review and approval process contemplated by the consent order, the Company will respond to any feedback provided by the FRB regarding the plans, including by making any necessary changes to the plans. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete by September 30, 2018, third-party reviews of the enhancements and improvements provided for in the plans. Until these third-party reviews are complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Once the asset cap limitation is removed, a second third-party review must be conducted to assess the efficacy and sustainability of the improvements. During first quarter 2018 our average assets were below our level of total assets as of December 31, 2017.

Consent Orders with the Consumer Financial Protection Bureau (CFPB) and Office of the Comptroller of the Currency (OCC) Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018 we entered into consent orders with the CFPB and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding our compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. The consent orders require that the Company submit to the CFPB and OCC, within 60 days of the date of the consent orders, an acceptable enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. The consent orders also require the Company to submit for non-objection, within 120 days of the date of the consent orders, plans for a remediation program regarding ongoing compliance with federal consumer financial law and, within 60 days of the date of the consent orders, plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters.

Sales Practices Matters
As we have previously reported, in September 2016 we announced settlements with the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC), and the Office of the Los Angeles City Attorney, and entered into consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains our top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, team members, and other stakeholders, and building a better Company for the future.
Our priority of rebuilding trust has included numerous actions focused on identifying potential financial harm and customer remediation. The Board and management are conducting company-wide reviews of sales practices issues. These reviews are ongoing. In August 2017, a third-party consulting firm completed an expanded data-driven review of retail banking accounts opened from January 2009 to September 2016 to identify financial harm stemming from potentially unauthorized accounts. We have provided customer remediation based on the expanded account analysis.
For additional information regarding sales practices matters, including related legal matters, see the “Risk Factors” section in our 2017 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Additional Efforts to Rebuild Trust
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm. We are working with our regulatory agencies in this effort. As part of this effort, we are focused on the following key areas:

•	Automobile Lending Business Practices concerning the origination, servicing, and/or collection of consumer automobile loans, including related insurance products. For example:

◦
In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf. The practice of placing CPI was discontinued by the Company on September 30, 2016. Commencing in August 2017, the Company began sending refund checks and/or letters to affected customers through which they may claim or otherwise receive remediation compensation for policies placed between October 15, 2005, and September 30, 2016. The Company currently estimates that it will provide approximately $158 million in cash remediation and $29 million in account adjustments under the plan. The amount of remediation may be affected by the requirements of the consent orders entered into with the CFPB and OCC described above.

◦
The Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the dealer and, by assignment, the lender, which may result in refunds to customers in certain states.

•
Mortgage Interest Rate Lock Extensions In October 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The plan to issue refunds follows an internal review that determined a rate lock extension policy implemented in September 2013 was, at times, not consistently applied, resulting in some borrowers being charged fees in cases where the Company was primarily responsible for the delays that made the extensions necessary. Effective March 1, 2017,

Overview (continued)

the Company changed how it manages the mortgage rate lock extension process by establishing a centralized review team that reviews all rate lock extension requests for consistent application of the policy. A total of approximately $98 million in rate lock extension fees was assessed on approximately 110,000 accounts during the period in question. Although the Company believes a substantial number of these fees were appropriately charged under its policy, we estimate refunds will be issued to a majority of our customers who paid rate lock extension fees during this time period due to our customer-oriented remediation approach.

•
Add-on Products Practices related to certain consumer “add-on” products, including identity theft and debt protection products that were subject to an OCC consent order entered into in June 2015. An ongoing review of “add-on” products across the Company is occurring, and we have begun remediation efforts where we have identified impacted customers.

•
Consumer Deposit Account Freezing/Closing Procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts.

•
Review of Certain Activities Within Wealth and Investment Management A review of certain activities within Wealth and Investment Management (WIM) being conducted by the Board, in response to inquiries from federal government agencies, is assessing whether there have been inappropriate referrals or recommendations, including with respect to rollovers for 401(k) plan participants, certain alternative investments, or referrals of brokerage customers to the Company’s investment and fiduciary services business. The review is ongoing.

•
Fiduciary and Custody Account Fee Calculations The Company is reviewing fee calculations within certain fiduciary and custody accounts in its investment and fiduciary services business, which is part of the wealth management business in WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in overcharges. These issues include the incorrect set-up and maintenance in the system of record of the values associated with certain assets. Systems, operations, and account-level reviews are underway to determine the extent of any assets and accounts affected, and root cause analyses are being performed with the assistance of third parties. These reviews are ongoing and, as a result of its reviews to date, the Company has suspended fees on some assets and accounts, has notified the affected customers, and is continuing its analysis of those assets and accounts. As these reviews continue, the Company will consider suspending fees on additional assets and accounts, while continuing the process of analyzing those assets and accounts.

•
Foreign Exchange Business The Company is reviewing policies, practices, and procedures in its foreign exchange (FX) business. The Company is also responding to inquiries from government agencies in connection with their reviews of certain aspects of our FX business.

To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. This effort to identify other instances in which customers may have experienced harm is ongoing, and it is possible that we may identify other areas of potential concern. For more information, including related legal and regulatory risk, see the “Risk Factors” section in our 2017 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Financial Performance
Wells Fargo net income was $5.1 billion in first quarter 2018 with diluted earnings per common share (EPS) of $0.96, compared with $5.6 billion and $1.03, respectively, a year ago. First quarter 2018 results reflected an $800 million discrete litigation accrual in connection with entering into the consent orders with the CFPB and OCC on April 20, 2018, and also included:

•	revenue was $21.9 billion, down $321 million compared with a year ago, with net interest income down 1% and noninterest income down 2% from a year ago;

•	average loans were $951.0 billion, down $12.6 billion, or 1%, from a year ago;

•	total deposits were $1.3 trillion, down $21.8 billion, or 2%, from a year ago;

•	return on assets (ROA) of 1.09% and return on equity (ROE) of 10.58%, down from 1.18% and 11.96%, respectively, compared with a year ago;

•	our credit results improved with a net charge-off rate of 0.32% (annualized) of average loans in first quarter 2018, compared with 0.34% a year ago;

•	nonaccrual loans of $7.7 billion, down $2.0 billion, or 21%, from a year ago; and

•	we returned $4.0 billion to shareholders through common stock dividends and net share repurchases, which was the 11th consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Despite the asset cap placed on us from the consent order with the FRB, our balance sheet remained strong during first quarter 2018 with strong credit quality and solid levels of liquidity and capital. Our total assets were $1.92 trillion at March 31, 2018. Cash and other short-term investments decreased $20.0 billion from December 31, 2017, reflecting lower deposit balances. Debt securities were $473.0 billion at March 31, 2018, with approximately $13 billion of gross purchases during first quarter 2018, more than offset by run-off and sales. Loans were down $9.5 billion, or 1%, from December 31, 2017, primarily due to a decline in automobile and junior lien mortgage loans.
Average deposits in first quarter 2018 were $1.30 trillion, down $2.0 billion from first quarter 2017 as lower commercial deposits from financial institutions were partially offset by higher interest-bearing checking deposits. Our average deposit cost in first quarter 2018 was 34 basis points, up 17 basis points from a year ago, primarily driven by an increase in commercial and Wealth and Investment Management deposit rates.

Credit Quality
Solid overall credit results continued in first quarter 2018 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $741 million, or 0.32% (annualized) of average loans, in first quarter 2018, compared with $805 million a year ago (0.34%). The decrease in net charge-offs in first quarter 2018, compared with a year ago, was driven by lower losses in the commercial and industrial loan portfolio, including in the oil and gas portfolio.
Our commercial portfolio net charge-offs were $78 million, or 6 basis points of average commercial loans, in first quarter 2018, compared with net charge-offs of $143 million, or 11 basis points, a year ago. Net consumer credit losses increased to 60 basis points (annualized) of average consumer loans in first quarter 2018 from 59 basis points (annualized) in first quarter

2017. Our commercial real estate portfolios were in a net recovery position for the 21st consecutive quarter, reflecting our conservative risk discipline and improved market conditions. Net losses on our consumer real estate portfolios improved by $56 million, or 187%, to a net recovery of $26 million from a year ago, reflecting the benefit of the continued improvement in the housing market and our continued focus on originating high quality loans. Approximately 80% of the consumer first mortgage loan portfolio outstanding at March 31, 2018, was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of March 31, 2018, decreased $974 million compared with a year ago and decreased $647 million from December 31, 2017. We had a $550 million release in the allowance for credit losses in first quarter 2018, with approximately $400 million driven by an improvement in our outlook for 2017 hurricane-related losses. The allowance coverage for total loans was 1.19% at March 31, 2018, compared with 1.28% a year ago and 1.25% at December 31, 2017. The allowance covered 3.8 times annualized first quarter net charge-offs, compared with 3.8 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $191 million in first quarter 2018, down from $605 million a year ago, primarily reflecting an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances.
Nonperforming assets decreased $388 million, or 4%, from December 31, 2017, the eighth consecutive quarter of decreases, with improvement across our consumer and commercial portfolios and lower foreclosed assets. Nonperforming assets were 0.88% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $317 million from the prior quarter largely due to a decrease in commercial nonaccruals. In addition, foreclosed assets were down $71 million from the prior quarter.

Capital
Our financial performance in first quarter 2018 allowed us to maintain a solid capital position, with total equity of $205.9 billion at March 31, 2018, compared with $208.1 billion at December 31, 2017. We returned $4.0 billion to shareholders in first quarter 2018 through common stock dividends and net share repurchases, an increase of 30% from a year ago. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 85%. We continued to reduce our common shares outstanding through the repurchase of 50.6 million common shares in the quarter. We entered into a $1 billion forward repurchase contract with an unrelated third party in April 2018 that is expected to settle in third quarter 2018 for approximately 20 million shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2018.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.92% at March 31, 2018, well above our internal target of 10%. The decline in our CET1 ratio from December 31, 2017, reflected other comprehensive income resulting from higher interest rates and capital distributions, partially offset by capital generation from earnings, lower risk-weighted assets (RWA) driven by lower loan balances and improved RWA efficiency. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for first quarter 2018 was $5.1 billion ($0.96), compared with $5.6 billion ($1.03) for the same period a year ago. Our financial performance in first quarter 2018, compared with the same period a year ago, benefited from a $414 million decrease in our provision for credit losses, offset by a $86 million decrease in net interest income, a $235 million decrease in noninterest income, and a $1.3 billion increase in noninterest expense. First quarter 2018 results also benefited from the lower income tax rate. Net interest income represented 56% of revenue, compared with 55% for the same period a year ago. Noninterest income was $9.7 billion in first quarter 2018, representing 44% of revenue, compared with $9.9 billion (45%) in first quarter 2017.

Revenue, the sum of net interest income and noninterest income, was $21.9 billion in first quarter 2018, compared with $22.3 billion for first quarter 2017. The decrease in revenue for first quarter 2018, compared with the same period in 2017, was due to a decline in both net interest income and in noninterest income.

Earnings Performance (continued)

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% and 35% federal statutory tax rate for first quarter 2018 and first quarter 2017, respectively.
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
Net interest income on a taxable-equivalent basis was $12.4 billion in first quarter 2018, compared with $12.6 billion for the same period a year ago. The net interest margin was 2.84% for first quarter 2018, down from 2.87% for the same period a year ago. The decrease in net interest income and net interest margin in first quarter 2018, compared with the same period a year ago, was driven by lower loan swap income due to unwinding the receive-fixed loan swap portfolio, unfavorable hedge ineffectiveness accounting, lower tax-equivalent net interest income from updated tax-equivalent factors, lower loan balances, and higher premium amortization, partially offset by the net repricing benefit of higher interest rates, growth in interest income from debt and equity securities, lower long-term debt balances, and higher variable income.

Average earning assets decreased $15.9 billion in first quarter 2018, compared with the same period a year ago. Compared with the same period a year ago:

•	average loans decreased $12.6 billion;

•	average interest-earning deposits decreased $36.2 billion;

•	average federal funds sold and securities purchased under resale agreements increased $2.9 billion;

•	average debt securities increased $19.3 billion;

•	average equity securities increased $5.8 billion; and

•	other earning assets increased $6.0 billion.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits of $1.30 trillion in first quarter 2018 were relatively stable compared with the same period a year ago, and represented 136% of average loans in first quarter 2018, compared with 135% in first quarter 2017. Average deposits were 74% of average earning assets in first quarter 2018, compared with 73% in first quarter 2017. The average deposit cost for first quarter 2018 was 34 basis points, up 17 basis points from a year ago, primarily driven by an increase in commercial and Wealth and Investment Management deposit rates.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended March 31,
			2018			2017
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks (3)	$172,291	1.49%	$632	208,486	0.79%	$405
Federal funds sold and securities purchased under resale agreements (3)	78,135	1.40	271	75,281	0.68	127
Debt securities (4):
Trading debt securities	78,715	3.24	637	69,120	3.03	523
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	6,426	1.66	26	25,034	1.54	95
Securities of U.S. states and political subdivisions (7)	49,956	3.37	421	52,248	3.93	513
Mortgage-backed securities:
Federal agencies	158,472	2.72	1,076	156,617	2.58	1,011
Residential and commercial (7)	8,871	4.12	91	14,452	5.34	193
Total mortgage-backed securities (7)	167,343	2.79	1,167	171,069	2.81	1,204
Other debt securities (7)	48,094	3.73	444	50,149	3.61	447
Total available-for-sale debt securities (7)	271,819	3.04	2,058	298,500	3.04	2,259
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,723	2.20	243	44,693	2.20	243
Securities of U.S. states and political subdivisions	6,259	4.34	68	6,273	5.30	83
Federal agency and other mortgage-backed securities	90,789	2.38	541	51,786	2.51	324
Other debt securities	695	3.23	5	3,329	2.34	19
Total held-to-maturity debt securities	142,466	2.42	857	106,081	2.54	669
Total debt securities (7)	493,000	2.89	3,552	473,701	2.92	3,451
Mortgages held for sale (5)(7)	18,406	3.89	179	19,893	3.67	182
Loans held for sale (5)	2,011	4.92	24	1,600	2.50	10
Commercial loans:
Commercial and industrial – U.S.	272,040	3.85	2,584	274,749	3.59	2,436
Commercial and industrial – Non U.S.	60,216	3.23	479	55,347	2.73	373
Real estate mortgage	126,200	4.05	1,262	132,449	3.56	1,164
Real estate construction	24,449	4.54	274	24,591	3.72	225
Lease financing	19,265	5.30	255	19,070	4.94	235
Total commercial loans	502,170	3.91	4,854	506,206	3.54	4,433
Consumer loans:
Real estate 1-4 family first mortgage	284,207	4.02	2,852	275,480	4.02	2,766
Real estate 1-4 family junior lien mortgage	38,844	5.13	493	45,285	4.60	515
Credit card	36,468	12.75	1,147	35,437	11.97	1,046
Automobile	51,469	5.16	655	61,510	5.46	828
Other revolving credit and installment	37,866	6.46	604	39,727	6.02	590
Total consumer loans	448,854	5.16	5,751	457,439	5.06	5,745
Total loans (5)	951,024	4.50	10,605	963,645	4.26	10,178
Equity securities	39,754	2.35	233	33,926	2.11	179
Other	6,015	1.21	19	—	—	—
Total earning assets (7)	$1,760,636	3.55%	$15,515	1,776,532	3.30%	$14,532
Funding sources
Deposits:
Interest-bearing checking	$67,774	0.77%	$129	50,686	0.29%	$37
Market rate and other savings	679,068	0.22	368	684,175	0.09	157
Savings certificates	20,018	0.34	17	23,466	0.29	17
Other time deposits (7)	76,589	1.84	347	54,915	1.30	177
Deposits in foreign offices	94,810	0.98	229	122,200	0.49	148
Total interest-bearing deposits (7)	938,259	0.47	1,090	935,442	0.23	536
Short-term borrowings	101,779	1.24	312	98,549	0.47	115
Long-term debt (7)	226,062	2.80	1,576	260,130	1.77	1,147
Other liabilities	27,927	1.92	132	16,806	2.22	92
Total interest-bearing liabilities (7)	1,294,027	0.97	3,110	1,310,927	0.58	1,890
Portion of noninterest-bearing funding sources (7)	466,609	—	—	465,605	—	—
Total funding sources (7)	$1,760,636	0.71	3,110	1,776,532	0.43	1,890
Net interest margin and net interest income on a taxable-equivalent basis (6)(7)		2.84%	$12,405		2.87%	$12,642
Noninterest-earning assets
Cash and due from banks	$18,853			18,706
Goodwill	26,516			26,673
Other (7)	109,891			109,129
Total noninterest-earning assets (7)	$155,260			154,508
Noninterest-bearing funding sources
Deposits	$358,919			363,749
Other liabilities (7)	56,770			54,805
Total equity (7)	206,180			201,559
Noninterest-bearing funding sources used to fund earning assets (7)	(466,609)			(465,605)
Net noninterest-bearing funding sources (7)	$155,260			154,508
Total assets (7)	$1,915,896			1,931,040

(1)
Our average prime rate was 4.52% and 3.80% for the quarters ended March 31, 2018 and 2017, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.93% and 1.07% for the quarters ended March 31, 2018 and 2017, respectively.

(2)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Financial information has been revised to reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash.

(4)
Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)
Includes taxable-equivalent adjustments of $167 million and $318 million for the quarters ended March 31, 2018 and 2017, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 21% and 35% for quarters ended March 31, 2018 and 2017, respectively.

(7)
Financial information for the prior quarter has been revised to reflect the impact of the adoption in fourth quarter 2017 of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Earnings Performance (continued)

Noninterest Income
Table 2: Noninterest Income

	Quarter ended March 31,		%
(in millions)	2018	2017	Change
Service charges on deposit accounts	$1,173	1,313	(11)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,403	2,324	3
Trust and investment management	850	829	3
Investment banking	430	417	3
Total trust and investment fees	3,683	3,570	3
Card fees	908	945	(4)
Other fees:
Charges and fees on loans	301	307	(2)
Cash network fees	126	126	—
Commercial real estate brokerage commissions	85	81	5
Letters of credit fees	79	74	7
Wire transfer and other remittance fees	116	107	8
All other fees	93	170	(45)
Total other fees	800	865	(8)
Mortgage banking:
Servicing income, net	468	456	3
Net gains on mortgage loan origination/sales activities	466	772	(40)
Total mortgage banking	934	1,228	(24)
Insurance	114	277	(59)
Net gains from trading activities	243	272	(11)
Net gains on debt securities	1	36	(97)
Net gains from equity securities	783	570	37
Lease income	455	481	(5)
Life insurance investment income	164	144	14
All other	438	230	90
Total	$9,696	9,931	(2)
Noninterest income was $9.7 billion for first quarter 2018, compared with $9.9 billion for the same period a year ago. This income represented 44% of revenue for first quarter 2018, compared with 45% for the same period a year ago. The decline in noninterest income in first quarter 2018, compared with the same period a year ago, was predominantly due to lower mortgage banking income, lower insurance income due to the sale of Wells Fargo Insurance Services in fourth quarter 2017, and lower service charges on deposit accounts. These decreases were partially offset by growth in trust and investment fees, higher net gains from equity securities, and higher all other income. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 17 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts were $1.2 billion in first quarter 2018, compared with $1.3 billion for the same period a year ago. The decrease in first quarter 2018, compared with the same period a year ago, was due to lower overdraft fees driven by customer-friendly changes including the first full quarter impact of Overdraft RewindSM, and the impact of a higher earnings credit rate applied to commercial accounts due to increased interest rates.
Brokerage advisory, commissions and other fees increased to $2.4 billion in first quarter 2018, compared with $2.3 billion for the same period in 2017. The increase in first quarter 2018, compared with the same period in 2017, was due to higher asset-

based fees, partially offset by lower transactional commission revenue. Retail brokerage client assets totaled $1.6 trillion at both March 31, 2018 and 2017, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fee income is largely from client assets under management (AUM) for which fees are based on a tiered scale relative to market value of the assets, and client assets under administration (AUA), for which fees are generally based on the extent of services to administer the assets. Trust and investment management fees modestly increased to $850 million in first quarter 2018, from $829 million in first quarter 2017, largely due to growth in management fees for investment advice on mutual funds. Our AUM totaled $680.4 billion at March 31, 2018, compared with $654.9 billion at March 31, 2017, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report. Our AUA totaled $1.7 trillion at March 31, 2018, compared with $1.6 trillion at March 31, 2017.

Investment banking fees increased to $430 million in first quarter 2018, from $417 million for the same period in 2017, reflecting the impact of the new accounting standard for revenue recognition, which increased investment banking fees and increased noninterest expense by an equal amount due to the underwriting expenses of our broker-dealer business that were previously netted against revenue are now included in noninterest expense. The increase in fees was partially offset by lower advisory fees and equity originations.
Card fees were $908 million in first quarter 2018, down from $945 million in first quarter 2017, reflecting higher rewards costs and the impact of the new accounting standard for revenue recognition, which lowered card fees and reduced noninterest expense by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees. These decreases were partially offset by an increase in interchange fees due to higher purchase activity.
Other fees decreased to $800 million in first quarter 2018, from $865 million for the same period in 2017, predominantly driven by lower all other fees. All other fees were $93 million in first quarter 2018, compared with $170 million for the same period in 2017, driven by lower other fees from discontinued products.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/sales activities, totaled $934 million in first quarter 2018, compared with $1.2 billion for the same period a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $468 million for first quarter 2018 included a $110 million net MSR valuation gain ($1.3 billion increase in the fair value of the MSRs and a $1.2 billion hedge loss). Net servicing income of $456 million for first quarter 2017 included a $102 million net MSR valuation gain ($174 million increase in the fair value of the MSRs and a $72 million hedge loss).
Our portfolio of mortgage loans serviced for others was $1.71 trillion at March 31, 2018, and $1.70 trillion at December 31, 2017. At March 31, 2018, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.96%, compared with 0.88% at December 31, 2017. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.

Net gains on mortgage loan origination/sales activities were $466 million in first quarter 2018, compared with $772 million for the same period a year ago. The decrease in first quarter 2018, compared with the same period a year ago, was largely due to lower production margins. Total mortgage loan originations were $43 billion for first quarter 2018, compared with $44 billion for the same period a year ago. The production margin on residential held-for-sale mortgage originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended March 31,
		2018	2017
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$324	569
Commercial		76	101
Residential pipeline and unsold/repurchased loan management (1)		66	102
Total		$466	772
Residential real estate originations (in billions):
Held-for-sale	(B)	$34	34
Held-for-investment		9	10
Total		$43	44
Production margin on residential held-for-sale mortgage originations	(A)/(B)	0.94%	1.68

(1)	Predominantly includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

Earnings Performance (continued)

The production margin was 0.94% for first quarter 2018, compared with 1.68% for the same period in 2017. The decline in production margin in first quarter 2018 was attributable to lower margins in both our retail and correspondent production channels as well as a shift to more correspondent origination volume, which has a lower production margin. Mortgage applications were $58 billion for first quarter 2018, compared with $59 billion for the same period a year ago. The 1-4 family first mortgage unclosed pipeline was $24 billion at March 31, 2018, compared with $28 billion at March 31, 2017. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 10 (Mortgage Banking Activities) and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include adjustments to the mortgage repurchase liability. Mortgage loans are repurchased from third parties based on standard representations and warranties, and early payment default clauses in mortgage sale contracts. For additional information about mortgage loan repurchases, see the “Risk Management – Credit Risk Management – Liability for Mortgage Loan Repurchase Losses” section and Note 10 (Mortgage Banking Activities) to Financial Statements in this Report.
Insurance income was $114 million in first quarter 2018, compared with $277 million in the same period a year ago. The decrease in first quarter 2018, compared with the same period a year ago, was driven by the sale of Wells Fargo Insurance Services in fourth quarter 2017.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $243 million in first quarter 2018, compared with $272 million in the same period a year ago. The decrease in first quarter 2018, compared with the same period a year ago, was driven by lower customer accommodation trading activity within our capital markets trading business. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from debt and equity securities and other interest expense. For additional information about trading activities, see the "Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.

Net gains on debt and equity securities totaled $784 million in first quarter 2018, compared with $606 million in first quarter 2017, after other-than-temporary impairment (OTTI) write-downs of $30 million for first quarter 2018, compared with $128 million for the same period in 2017. The increase in net gains on debt and equity securities in first quarter 2018, compared with the same period a year ago, was driven by higher net gains from nonmarketable equity securities and $250 million of unrealized gains from the impact of the new accounting standard for financial instruments which requires any gain or loss associated with the fair value measurement of equity securities to be reflected in earnings. These increases were partially offset by lower net gains on debt securities and lower deferred compensation gains (offset in employee benefits expense).
Lease income was $455 million in first quarter 2018, compared with $481 million for the same period a year ago. The decrease in first quarter 2018, compared with the same period a year ago, was driven by lower rail and equipment lease income.
All other income was $438 million in first quarter 2018, compared with $230 million for the same period a year ago. All other income includes ineffectiveness recognized on derivatives that qualify for hedge accounting, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The increase in all other income in first quarter 2018, compared with the same period a year ago, was predominantly driven by a $643 million pre-tax gain from the sale of $1.6 billion of purchased credit-impaired Pick-a-Pay loans and a $202 million pre-tax gain from the sale of Wells Fargo Shareowner Services in first quarter 2018. These gains were partially offset by an unrealized loss of $(176) million for a lower of cost or market (LOCOM) adjustment related to the previously announced sale of certain assets and liabilities of Reliable Financial Services, Inc. (a subsidiary of Wells Fargo's automobile financing business), and lower income from equity method investments.

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended March 31,		%
(in millions)	2018	2017	Change
Salaries	$4,363	4,261	2%
Commission and incentive compensation	2,768	2,725	2
Employee benefits	1,598	1,686	(5)
Equipment	617	577	7
Net occupancy	713	712	—
Core deposit and other intangibles	265	289	(8)
FDIC and other deposit assessments	324	333	(3)
Operating losses	1,468	282	421
Outside professional services	821	804	2
Contract services (1)	447	397	13
Operating leases	320	345	(7)
Outside data processing	162	220	(26)
Travel and entertainment	152	179	(15)
Advertising and promotion	153	127	20
Postage, stationery and supplies	142	145	(2)
Telecommunications	92	91	1
Foreclosed assets	38	86	(56)
Insurance	26	24	8
All other (1)	573	509	13
Total	$15,042	13,792	9

(1)	The prior period has been revised to conform with the current period presentation whereby temporary help is included in contract services rather than in all other noninterest expense.
Noninterest expense was $15.0 billion in first quarter 2018, up 9% from $13.8 billion a year ago, predominantly driven by higher operating losses.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up $57 million, or 1%, in first quarter 2018 compared with the same period a year ago. The increase was due to annual salary increases, higher incentive compensation, and higher employee benefits expense, partially offset by lower deferred compensation costs (offset in net gains from equity securities) and the impact of the sale of Wells Fargo Insurance Services in fourth quarter 2017.
Outside professional and contract services expense was up $67 million, or 6%, in first quarter 2018, compared with the same period a year ago. The increase reflected higher project and technology spending on regulatory and compliance related initiatives, partially offset by lower legal expense.
Outside data processing was down $58 million in first quarter 2018, or 26%, compared with the same period a year ago, reflecting lower data processing expense related to the GE Capital business acquisitions and the impact of the new revenue recognition accounting standard, which reduced noninterest expense and lowered card fees by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees.
Operating losses were up $1.2 billion, or 421%, in first quarter 2018, compared with the same period a year ago, predominantly driven by the $800 million discrete litigation accrual in connection with entering into the consent orders with the CFPB and OCC on April 20, 2018. See Note 1 (Summary of Significant Accounting Policies – Subsequent Events) for additional information.

Foreclosed assets expense was down $48 million, or 56%, in first quarter 2018, compared with the same period a year ago, due to lower foreclosed properties operating expenses and higher gains on sale of foreclosed properties.
All other noninterest expense was up $64 million, or 13%, in first quarter 2018, compared with the same period a year ago. The increase was primarily driven by higher donations expense.
Our efficiency ratio was 68.6% in first quarter 2018, compared with 62.0% in first quarter 2017.

Income Tax Expense
Our effective income tax rate was 21.1% and 27.4% for first quarter 2018 and 2017, respectively. The decrease in the effective income tax rate for first quarter 2018 reflected the reduced U.S federal tax rate as part of the Tax Cuts & Jobs Act (the Tax Act) that was enacted in 2017, partially offset by the non-tax deductible treatment of the $800 million discrete litigation accrual in connection with entering into the consent orders with the CFPB and OCC on April 20, 2018. We continue to collect and analyze data related to provisional tax estimates recorded in fourth quarter 2017 and monitor interpretations that emerge for various provisions of the Tax Act. We anticipate these items will be finalized upon completion of our U.S. tax filings in 2018.

Earnings Performance (continued)

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and WIM. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Effective first quarter 2018, assets and liabilities now receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on a more granular level. This methodology change affects results across all three of our reportable operating segments and prior period operating segment results have been revised to reflect this methodology change. Our previously reported consolidated financial results were not impacted by the methodology change; however, in connection with the adoption of ASU 2016-01 in first quarter 2018, certain reclassifications have occurred within noninterest income. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 21 (Operating Segments) to Financial Statements in this Report.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended March 31,
Revenue	$11,830	11,823	7,279	7,577	4,242	4,257	(1,417)	(1,402)	21,934	22,255
Provision (reversal of provision) for credit losses	218	646	(20)	(43)	(6)	(4)	(1)	6	191	605
Noninterest expense	8,702	7,281	3,978	4,167	3,290	3,204	(928)	(860)	15,042	13,792
Net income (loss)	1,913	2,824	2,875	2,485	714	665	(366)	(340)	5,136	5,634
Average loans	$470.5	480.7	465.1	468.3	73.9	70.7	(58.5)	(56.1)	951.0	963.6
Average deposits	747.5	717.8	446.0	465.3	177.9	197.5	(74.2)	(81.4)	1,297.2	1,299.2

(1)
Includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for WIM customers served through Community Banking distribution channels.

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and automobile, student, mortgage, home equity and small business lending, as well as referrals to Wholesale Banking and WIM business partners. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations (including funds transfer pricing, capital, liquidity and certain corporate expenses) in support of other segments and results of investments in our affiliated venture capital partnerships. We announced on November 28, 2017, that we will exit the personal insurance business, and we have begun winding down activities and ceased offering personal insurance products, effective February 1, 2018. Effective April 2, 2018, we sold the majority of our interests in our personal insurance business to a third party. Table 4a provides additional financial information for Community Banking.
Table 4a: Community Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2018	2017	% Change
Net interest income	$7,195	7,132	1%
Noninterest income:
Service charges on deposit accounts	639	742	(14)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	478	444	8
Trust and investment management (1)	233	218	7
Investment banking (2)	(10)	(27)	63
Total trust and investment fees	701	635	10
Card fees	821	865	(5)
Other fees	327	395	(17)
Mortgage banking	842	1,106	(24)
Insurance	28	34	(18)
Net losses from trading activities	(1)	(52)	98
Net gains on debt securities	—	102	(100)
Net gains from equity securities (3)	684	468	46
Other income of the segment	594	396	50
Total noninterest income	4,635	4,691	(1)

Total revenue	11,830	11,823	—

Provision for credit losses	218	646	(66)
Noninterest expense:
Personnel expense	5,511	5,201	6
Equipment	596	551	8
Net occupancy	534	526	2
Core deposit and other intangibles	101	112	(10)
FDIC and other deposit assessments	181	192	(6)
Outside professional services	397	349	14
Operating losses	1,440	261	452
Other expense of the segment	(58)	89	NM
Total noninterest expense	8,702	7,281	20
Income before income tax expense and noncontrolling interests	2,910	3,896	(25)
Income tax expense	809	982	(18)
Net income from noncontrolling interests (4)	188	90	109
Net income	$1,913	2,824	(32)
Average loans	$470.5	480.7	(2)
Average deposits	747.5	717.8	4
NM - Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $1.9 billion, down $911 million, or 32%, compared with the same period a year ago. Revenue was $11.8 billion for first quarter 2018, stable compared with the same period last year, as higher net interest income, a gain on the sale of Pick-a-Pay loans, higher market sensitive revenue, and higher trust and investment fees, were offset by lower mortgage banking revenue and lower service charges on deposit accounts. Average loans of $470.5 billion in first quarter 2018 decreased $10.2 billion, or 2%, from first quarter 2017. The decline in average loans was predominantly due to lower automobile loans and junior lien mortgages, partially offset by higher real estate 1-4 family first mortgages. Average deposits of $747.5 billion in first quarter 2018 increased $29.7 billion, or 4%, from first quarter 2017. Primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of February 2018 were up 0.9% from February 2017. Noninterest expense increased $1.4 billion, or 20%, from first quarter 2017. The increase in noninterest expense from first quarter 2017 was predominantly due to higher operating losses, including the $800 million discrete litigation accrual, and personnel expense. The provision for credit losses decreased $428 million from first quarter 2017 primarily reflecting an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances.

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
Table 4b: Wholesale Banking

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2018	2017	% Change
Net interest income	$4,532	4,681	(3)%
Noninterest income:
Service charges on deposit accounts	534	570	(6)
Trust and investment fees:
Brokerage advisory, commissions and other fees	67	84	(20)
Trust and investment management	113	129	(12)
Investment banking	440	445	(1)
Total trust and investment fees	620	658	(6)
Card fees	87	80	9
Other fees	472	468	1
Mortgage banking	93	123	(24)
Insurance	79	234	(66)
Net gains from trading activities	225	290	(22)
Net gains (losses) on debt securities	1	(66)	102
Net gains from equity securities	93	36	158
Other income of the segment	543	503	8
Total noninterest income	2,747	2,896	(5)

Total revenue	7,279	7,577	(4)

Provision (reversal of provision) for credit losses	(20)	(43)	53
Noninterest expense:
Personnel expense	1,536	1,804	(15)
Equipment	12	16	(25)
Net occupancy	100	108	(7)
Core deposit and other intangibles	95	105	(10)
FDIC and other deposit assessments	122	118	3
Outside professional services	233	241	(3)
Operating losses	8	6	33
Other expense of the segment	1,872	1,769	6
Total noninterest expense	3,978	4,167	(5)
Income before income tax expense and noncontrolling interests	3,321	3,453	(4)
Income tax expense	448	973	(54)
Net loss from noncontrolling interests	(2)	(5)	60
Net income	$2,875	2,485	16
Average loans	$465.1	468.3	(1)
Average deposits	446.0	465.3	(4)
Wholesale Banking reported net income of $2.9 billion in first quarter 2018, up $390 million, or 16%, from the same period a year ago. First quarter 2018 results benefited from the reduced income tax rate. Revenue decreased $298 million, or 4%, from first quarter 2017 primarily due to the impact of the sale of Wells Fargo Insurance Services (WFIS) in fourth quarter 2017, as well as lower net interest income. Net interest income decreased $149 million, or 3%, from first quarter 2017 as lower average loan and deposit balances and lower income on tax advantaged products were partially offset by higher interest rates. Noninterest income decreased $149 million, or 5%, from first quarter 2017 as the impact of the sale of WFIS, lower mortgage banking fees, and lower operating lease income was partially offset by a gain on the sale of Wells Fargo Shareowner Services.

Average loans of $465.1 billion in first quarter 2018 decreased $3.2 billion, or 1%, from first quarter 2017 as lower commercial real estate was partially offset by growth in asset backed finance, capital finance, and commercial distribution finance. Average deposits of $446.0 billion decreased $19.3 billion, or 4%, from first quarter 2017 reflecting declines across many businesses as well as actions taken to comply with the asset cap included in the FRB consent order on February 2, 2018. Noninterest expense decreased $189 million, or 5%, from first quarter 2017, reflecting the sale of WFIS, partially offset by higher regulatory, risk, cyber and technology expenses. The provision for credit losses increased $23 million from first quarter 2017 driven by a lower allowance for loan losses release.

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
Table 4c: Wealth and Investment Management

	Quarter ended March 31,
(in millions, except average balances which are in billions)	2018	2017	% Change
Net interest income	$1,112	1,141	(3)%
Noninterest income:
Service charges on deposit accounts	4	5	(20)
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,344	2,245	4
Trust and investment management	743	707	5
Investment banking (1)	—	(1)	100
Total trust and investment fees	3,087	2,951	5
Card fees	1	1	—
Other fees	4	5	(20)
Mortgage banking	(3)	(2)	(50)
Insurance	18	20	(10)
Net gains from trading activities	19	34	(44)
Net gains on debt securities	—	—	NM
Net gains from equity securities	6	66	(91)
Other income of the segment	(6)	36	NM
Total noninterest income	3,130	3,116	—

Total revenue	4,242	4,257	—

Provision (reversal of provision) for credit losses	(6)	(4)	(50)
Noninterest expense:
Personnel expense	2,165	2,104	3
Equipment	10	11	(9)
Net occupancy	109	107	2
Core deposit and other intangibles	69	72	(4)
FDIC and other deposit assessments	36	40	(10)
Outside professional services	198	222	(11)
Operating losses	22	17	29
Other expense of the segment	681	631	8
Total noninterest expense	3,290	3,204	3
Income before income tax expense and noncontrolling interests	958	1,057	(9)
Income tax expense	239	386	(38)
Net income from noncontrolling interests	5	6	(17)
Net income	$714	665	7
Average loans	$73.9	70.7	5
Average deposits	177.9	197.5	(10)
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

WIM reported net income of $714 million in first quarter 2018, up $49 million, or 7%, compared with the same period a year ago. First quarter 2018 results benefited from the lower income tax rate. Revenue was down $15 million from first quarter 2017, due to lower net interest income, partially offset by higher noninterest income. Net interest income decreased 3% from first quarter 2017, primarily driven by lower deposit balances. Noninterest income increased $14 million from first quarter 2017 predominantly driven by higher asset-based fees, partially offset by deferred compensation plan investments (offset in employee benefits expense), and lower brokerage transaction revenue. Asset-based fees increased predominantly due to higher brokerage advisory account client assets driven by higher market valuations and positive net flows.

Average loans of $73.9 billion in first quarter 2018 increased 5% from the same period a year ago driven by growth in non-conforming mortgage loans. Average deposits in first quarter 2018 of $177.9 billion decreased 10% from the same period a year ago, as customers moved deposits into other investment alternatives. Noninterest expense was up 3% from first quarter 2017, driven by higher broker commissions and higher project and technology spending on regulatory and compliance related initiatives, partially offset by lower deferred compensation plan expense (offset in net gains from equity securities). The provision for credit losses decreased $2 million from first quarter 2017 driven by lower net charge-offs.

Earnings Performance (continued)

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at March 31, 2018 and 2017.
Table 4d: Retail Brokerage Client Assets

	March 31,
($ in billions)	2018	2017
Retail brokerage client assets	$1,623.0	1,555.5
Advisory account client assets	540.4	490.1
Advisory account client assets as a percentage of total client assets	33%	32
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the first quarter of 2018 and 2017, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the first quarter of 2018 and 2017.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2018
Client directed (4)	$170.9	9.4	(9.2)	(2.7)	168.4
Financial advisor directed (5)	147.0	8.1	(7.0)	0.5	148.6
Separate accounts (6)	149.1	6.8	(7.3)	(2.0)	146.6
Mutual fund advisory (7)	75.8	4.0	(3.0)	—	76.8
Total advisory client assets	542.8	28.3	(26.5)	(4.2)	540.4
March 31, 2017
Client directed (4)	159.1	12.0	(11.6)	3.8	163.3
Financial advisor directed (5)	115.7	9.4	(6.0)	7.1	126.2
Separate accounts (6)	125.7	8.2	(6.2)	6.0	133.7
Mutual fund advisory (7)	63.3	3.8	(3.0)	2.8	66.9
Total advisory client assets	463.8	33.4	(26.8)	19.7	490.1

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Investment advice and other services are provided to client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.

(5)	Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.

(6)	Professional advisory portfolios managed by Wells Fargo Asset Management or third-party asset managers. Fees are earned based on a percentage of certain client assets.

(7)	Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the first quarter of 2018 and 2017.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2018
Assets managed by WFAM (4):
Money market funds (5)	$108.2	—	(3.2)	—	105.0
Other assets managed	395.7	25.7	(29.2)	(0.4)	391.8
Assets managed by Wealth and Retirement (6)	186.2	10.4	(11.4)	(1.9)	183.3
Total assets under management	690.1	36.1	(43.8)	(2.3)	680.1
March 31, 2017
Assets managed by WFAM (4):
Money market funds (5)	102.6	—	(5.9)	—	96.7
Other assets managed	379.6	29.4	(34.2)	9.6	384.4
Assets managed by Wealth and Retirement (6)	168.5	9.4	(9.4)	5.0	173.5
Total assets under management	650.7	38.8	(49.5)	14.6	654.6

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $5.7 billion and $6.3 billion as of March 31, 2018 and 2017, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis (continued)

Balance Sheet Analysis
At March 31, 2018, our assets totaled $1.92 trillion, down $36.4 billion from December 31, 2017. Asset decline was driven by declines in loans, federal funds sold, securities purchased under resale agreements and other short-term investments, and cash and due from banks, which decreased by $9.5 billion, $6.5 billion, and $5.2 billion, respectively, from December 31, 2017. Total equity decreased by $2.2 billion from December 31, 2017, predominantly due to a $2.8 billion decline in cumulative other comprehensive income and a $1.4 billion decline in treasury stock, partially offset by a $2.7 billion increase in retained earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2018			December 31, 2017
(in millions)	Amortized Cost	Net unrealized gain (loss)	Fair value	Amortized Cost	Net unrealized gain (loss)	Fair value
Available-for-sale	273,588	(1,932)	271,656	275,096	1,311	276,407
Held-to-maturity	141,446	(3,123)	138,323	139,335	(350)	138,985
Total (1)	$415,034	(5,055)	409,979	414,431	961	415,392

(1)	Available-for-sale debt securities are carried on the balance sheet at fair value. Held-to-maturity debt securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which decreased $2.6 billion in balance sheet carrying value from December 31, 2017, largely due to sales and paydowns of federal agency mortgage-backed securities, collateralized loan obligations and other asset-based securities, partially offset by purchases of federal agency mortgage-backed securities.
The total net unrealized losses on available-for-sale debt securities were $1.9 billion at March 31, 2018, down from net unrealized gains of $1.3 billion at December 31, 2017, primarily due to higher long-term interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2017 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze debt securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. In first quarter 2018, we recognized $10 million of OTTI write-downs on debt securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K and Note 5 (Debt Securities) to Financial Statements in this Report.
At March 31, 2018, debt securities included $56.0 billion of municipal bonds, of which 95.7% were rated “A-” or better based largely on external and, in some cases, internal ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 6.6 years at March 31, 2018. The expected remaining maturity is shorter than the remaining contractual maturity for the 61% of this portfolio that is MBS because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2018
Actual	$166.1	(3.1)	6.4
Assuming a 200 basis point:
Increase in interest rates	147.3	(21.9)	8.8
Decrease in interest rates	178.4	9.2	4.0
The weighted-average expected maturity of debt securities held-to-maturity was 6.4 years at March 31, 2018. See Note 5 (Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $9.5 billion from December 31, 2017, reflecting paydowns, sales of 1-4 family first mortgage PCI Pick-a-Pay loans, a continued decline in junior lien mortgage loans, seasonal declines in credit card balances, reclassification of automobile loans of Reliable Financial Services, Inc. to loans held for sale, and an expected decline in automobile loans as the effect of tighter underwriting standards resulted in lower origination volume.
Table 7: Loan Portfolios

(in millions)	March 31, 2018	December 31, 2017
Commercial	$503,396	503,388
Consumer	443,912	453,382
Total loans	$947,308	956,770
Change from prior year-end	$(9,462)	(10,834)

A discussion of average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 8 shows contractual loan maturities for loan categories normally not subject to regular periodic principal reduction and the contractual distribution of loans in those categories to changes in interest rates.
Table 8: Maturities for Selected Commercial Loan Categories

	March 31, 2018				December 31, 2017
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$102,900	206,812	24,966	334,678	105,327	201,530	26,268	333,125
Real estate mortgage	18,326	64,889	42,328	125,543	20,069	64,384	42,146	126,599
Real estate construction	9,745	12,770	1,367	23,882	9,555	13,276	1,448	24,279
Total selected loans	$130,971	284,471	68,661	484,103	134,951	279,190	69,862	484,003
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$16,698	29,202	26,906	72,806	18,587	30,049	26,748	75,384
Loans at floating/variable interest rates	114,273	255,269	41,755	411,297	116,364	249,141	43,114	408,619
Total selected loans	$130,971	284,471	68,661	484,103	134,951	279,190	69,862	484,003

Balance Sheet Analysis (continued)

Deposits
Deposits were $1.3 trillion at March 31, 2018, down $32.3 billion from December 31, 2017, due to a decrease in commercial deposits from financial institutions reflecting seasonal outflows and market-driven changes due to movements in interest rates, as well as actions to comply with the asset cap included in the consent order issued by the Board of Governors of the Federal

Reserve System on February 2, 2018. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Mar 31, 2018	% of total deposits	Dec 31, 2017	% of total deposits	% Change
Noninterest-bearing	$370,085	28%	$373,722	28%	(1)
Interest-bearing checking	95,123	7	51,928	4	83
Market rate and other savings	682,037	53	690,168	52	(1)
Savings certificates	19,930	2	20,415	2	(2)
Other time deposits	79,976	6	71,715	4	12
Deposits in foreign offices (1)	56,538	4	128,043	10	(56)
Total deposits	$1,303,689	100%	$1,335,991	100%	(2)

(1)	Includes Eurodollar sweep balances of $27.9 billion and $80.1 billion at March 31, 2018, and December 31, 2017, respectively.

Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See the “Critical Accounting Policies” section in our 2017 Form 10-K and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.
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
Table 10: Fair Value Level 3 Summary

	March 31, 2018		December 31, 2017
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$409.5	26.3	416.6	24.9
As a percentage of total assets	21%	1	21	1
Liabilities carried at fair value	$31.2	2.0	27.3	2.0
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $205.9 billion at March 31, 2018, compared with $208.1 billion at December 31, 2017. The decrease was driven by a $2.8 billion decrease in cumulative other comprehensive income predominantly due to fair value adjustments to available-for-sale securities caused by an increase in long-term interest rates, and a $1.4 billion decrease in treasury stock, partially offset by a $2.7 billion increase in retained earnings net of dividends paid.

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend and purchase debt and equity securities, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Commitments to Lend and Purchase Debt and Equity Securities
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments is expected to expire without being used by the customer. For more information on lending commitments, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. We also enter into commitments to purchase securities under resale agreements. For more information on commitments to purchase securities under resale agreements, see Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report. We also may enter into commitments to purchase debt and equity securities to provide capital for customers' funding, liquidity or other future needs. For more information, see the “Off-Balance Sheet Arrangements – Contractual Cash Obligations” section in our 2017 Form 10-K and Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 9 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Guarantees and Certain Contingent Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations and other types of arrangements. For more information on guarantees and certain contingent arrangements, see Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For more information on derivatives, see Note 14 (Derivatives) to Financial Statements in this Report.

Other Commitments
We also have other off-balance sheet transactions, including obligations to make rental payments under noncancelable operating leases. Our operating lease obligations are discussed in Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements in our 2017 Form 10-K.

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, stockholders, regulators and other stakeholders. Among the significant risks that we manage are conduct risk, operational risk, compliance risk, credit risk, and asset/liability management related risks, which include interest rate risk, market risk, liquidity risk, and funding related risks. We operate under a Board-level approved risk framework which outlines our company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to Wells Fargo. For more information about how we manage these risks, see the “Risk Management” section in our 2017 Form 10-K. The discussion that follows provides an update regarding these risks.
Conduct Risk Management
Conduct risk is the risk resulting from behavior that does not comply with the Company’s values or ethical principles.
Our Board has enhanced its oversight of conduct risk to
oversee the alignment of team member conduct to the
Company’s risk appetite (which the Board approves annually)
and culture as reflected in our Vision, Values and Goals and
Code of Ethics and Business Conduct. The Board’s Risk
Committee has primary oversight responsibility for company- wide conduct risk, while certain other Board committees have primary oversight responsibility for specific components of
conduct risk. For example, the conduct risk oversight
responsibilities of the Board’s Human Resources Committee
include the Company’s human capital management, company-wide culture, the Ethics Oversight program (including the
Company’s Code of Ethics and Business Conduct), and oversight of our company-wide incentive compensation risk management
program.
At the management level, the Conduct Management
Office has primary oversight responsibility for key elements of conduct risk, including internal investigations, sales practices oversight, complaints oversight, and ethics oversight. This office reports and is accountable to the Chief Risk Officer (CRO) and the Enterprise Risk Management Committee and also has direct escalation and informational reporting paths to the relevant Board committees.

Operational Risk Management
Operational risk is the risk resulting from inadequate or failed internal controls and processes, people and systems, or resulting from external events. Operational risk is inherent in all Wells
Fargo products and services as it often arises in the presence of other risk types.
The Board’s Risk Committee has primary oversight
responsibility for all aspects of operational risk. In this capacity, it reviews and approves significant supporting operational risk policies and programs, including the Company’s business
continuity, financial crimes, information security, privacy, technology, and third-party risk management policies and
programs. In addition, it periodically reviews updates from
management on the overall state of operational risk, including all related programs and risk types.
At the management level, the Operational Risk Group has
primary oversight responsibility for operational risk. This group reports and is accountable to the CRO and the Enterprise Risk
Management Committee, and existing management-level
committees with primary oversight responsibility for key

elements of operational risk report to it while maintaining
relevant dual escalation and informational reporting paths to
Board-level committees.
Information security is a significant operational risk for
financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Our Board is actively engaged in the oversight of our Company’s information security risk management and cyber defense programs. The Board’s Risk Committee has primary oversight responsibility for information security and receives regular updates and reporting from management on information and cyber security matters, including information related to any third-party assessments of the Company’s cyber program. In addition, the Risk Committee annually approves the Company’s information security program, which includes the cyber defense program and information security policy. In 2017, the Risk Committee also formed a Technology Subcommittee to provide focused oversight of technology, information security and cyber risks as well as data governance and management. The Technology Subcommittee reports to the Risk Committee and updates are provided by the Risk Committee to the full Board.
Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, commit fraud, or obtain confidential, proprietary or other information. Cyber attacks have also focused on targeting online applications and services, such as online banking, and have targeted the infrastructure of the internet causing the widespread unavailability of websites and degrading website performance. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2017 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

Compliance Risk Management
Compliance risk is the risk resulting from the failure to comply with applicable laws, regulations, rules, or other regulatory requirements, or the failure to appropriately address and limit violations of law and any associated harm to customers. Compliance risk encompasses compliance with the applicable standards of self-regulatory organizations as well as with internal policies and procedures.
The Board’s Risk Committee has primary oversight responsibility for compliance risk. In 2017, the Risk Committee also formed a Compliance Subcommittee to provide focused oversight of compliance risk. The Compliance Subcommittee reports to the Risk Committee and updates are provided by the Risk Committee to the full Board.
At the management level, Wells Fargo Compliance has primary oversight responsibility for compliance risk. This management-level organization reports and is accountable to the

CRO and the Enterprise Risk Management Committee and also has a direct escalation and information reporting path to the Board's Risk Committee. We continue to enhance our oversight of operational and compliance risk management, including as required by the FRB’s February 2, 2018, and the CFPB/OCC's April 20, 2018, consent orders.

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
Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$334,678	333,125
Real estate mortgage	125,543	126,599
Real estate construction	23,882	24,279
Lease financing	19,293	19,385
Total commercial	503,396	503,388
Consumer:
Real estate 1-4 family first mortgage	282,658	284,054
Real estate 1-4 family junior lien mortgage	37,920	39,713
Credit card	36,103	37,976
Automobile	49,554	53,371
Other revolving credit and installment	37,677	38,268
Total consumer	443,912	453,382
Total loans	$947,308	956,770

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
Credit Quality Overview  Solid credit quality continued in first quarter 2018, as our net charge-off rate remained low at 0.32% (annualized) of average total loans. We continued to benefit from improvements in the performance of our residential real estate portfolio as well as reduced losses in our oil and gas portfolio. In particular:

•
Nonaccrual loans were $7.7 billion at March 31, 2018, down from $8.0 billion at December 31, 2017. Commercial nonaccrual loans declined to $2.4 billion at March 31, 2018, compared with $2.6 billion at December 31, 2017, and consumer nonaccrual loans declined to $5.3 billion at March 31, 2018, compared with $5.4 billion at December 31, 2017. The decline in nonaccrual loans reflected an improved housing market and continued improvement in our oil and gas portfolio. Nonaccrual loans represented 0.81% of total loans at March 31, 2018, compared with 0.84% at December 31, 2017.

•
Net charge-offs (annualized) as a percentage of average total loans decreased to 0.32% in first quarter 2018, compared with 0.34% a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.06% and 0.60% in first quarter 2018, respectively, compared with 0.11% and 0.59% in first quarter 2017.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $64 million and $903 million in our commercial and consumer portfolios, respectively, at March 31, 2018, compared with $49 million and $1.0 billion at December 31, 2017.

•	Our provision for credit losses was $191 million in first quarter 2018, compared with $605 million for the same period a year ago.

•	The allowance for credit losses totaled $11.3 billion, or 1.19% of total loans, at March 31, 2018, down from $12.0 billion, or 1.25%, at December 31, 2017.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at March 31, 2018, totaled $10.7 billion, compared with $12.8 billion at December 31, 2017, and $58.8 billion at December 31, 2008. The decrease from December 31, 2017, was due in part to prepayments observed in our Pick-a-Pay PCI portfolio, as well as the sale of $1.6 billion of Pick-a-Pay PCI loans. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at March 31, 2018, was $6.9 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. At March 31, 2018, $293 million in nonaccretable difference remained to absorb losses on PCI loans.
For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans – Pick-a-Pay Portfolio” section in this Report, Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K, and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Significant Loan Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

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
The commercial and industrial loans and lease financing portfolio totaled $354.0 billion, or 37% of total loans, at March 31, 2018. The annualized net charge-off rate for this portfolio was 0.11% in first quarter 2018, compared with 0.20% in first quarter 2017. At March 31, 2018, 0.45% of this portfolio was nonaccruing, compared with 0.56% at December 31, 2017, reflecting a decrease of $366 million in nonaccrual loans, mostly due to improvement in the oil and gas portfolio. Also, $17.5 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at March 31, 2018, compared with $17.9 billion at December 31, 2017. The decrease in criticized loans, which also includes the decrease in nonaccrual loans, was predominantly due to improvement in the oil and gas portfolio.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $60.8 billion of foreign loans at March 31, 2018. Foreign loans totaled $18.4 billion within the investor category, $17.4 billion within the financial institutions category and $1.5 billion within the oil and gas category.

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
We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $17.4 billion of foreign loans in the financial institutions category were predominantly originated by our Financial Institutions business.
The oil and gas loan portfolio totaled $12.2 billion, or 1% of total outstanding loans, at March 31, 2018, compared with $12.5 billion, or 1% of total outstanding loans, at December 31, 2017. Oil and gas nonaccrual loans decreased to $823 million at March 31, 2018, compared with $1.1 billion at December 31, 2017, due to improved portfolio performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	March 31, 2018
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$11	61,921		7%
Financial institutions	2	38,837		4
Cyclical retailers	71	27,934		3
Healthcare	48	17,177		2
Food and beverage	7	16,925		2
Industrial equipment	107	14,555		2
Real estate lessor	7	14,532		2
Technology	29	13,535		1
Oil and gas	823	12,223		1
Transportation	117	8,785		1
Business services	34	8,638		1
Public administration	9	8,297		1
Other	344	110,612	(3)	10
Total	$1,609	353,971		37%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $75 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.6 billion.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized divided among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.8 billion of foreign CRE loans, totaled $149.4 billion, or 16% of total loans, at March 31, 2018, and consisted of $125.5 billion of mortgage loans and $23.9 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas and Florida, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 15% of the portfolio. CRE nonaccrual loans totaled 0.5% of the CRE outstanding balance at March 31, 2018, compared with 0.4% at December 31, 2017. At March 31, 2018, we had $4.4 billion of criticized CRE mortgage loans, compared with $4.3 billion at December 31, 2017, and $235 million of criticized CRE construction loans, compared with $298 million at December 31, 2017.

Table 13: CRE Loans by State and Property Type

	March 31, 2018
	Real estate mortgage		Real estate construction		Total
(in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio		% of total loans
By state:
California	$145	35,507	7	4,254	152	39,761		4%
New York	12	10,143	—	2,313	12	12,456		1
Texas	211	8,684	—	2,158	211	10,842		1
Florida	43	7,882	2	2,138	45	10,020		1
Arizona	26	4,394	—	533	26	4,927		1
North Carolina	23	3,861	6	855	29	4,716		*
Georgia	15	3,765	1	858	16	4,623		*
Illinois	5	3,552	—	530	5	4,082		*
Virginia	12	3,121	—	891	12	4,012		*
Washington	25	3,085	3	625	28	3,710		*
Other	238	41,549	26	8,727	264	50,276	(1)	5
Total	$755	125,543	45	23,882	800	149,425		16%
By property:
Office buildings	$130	38,431	5	3,199	135	41,630		4%
Apartments	17	14,937	—	7,968	17	22,905		2
Industrial/warehouse	141	16,063	5	1,990	146	18,053		2
Retail (excluding shopping center)	84	16,289	1	674	85	16,963		2
Shopping center	11	11,726	—	1,369	11	13,095		1
Hotel/motel	20	9,236	—	1,917	20	11,153		1
Mixed use properties (2)	209	6,556	2	170	211	6,726		1
Institutional	59	3,360	—	1,785	59	5,145		1
Agriculture	33	2,517	—	20	33	2,537		*
1-4 family structure	—	10	12	2,306	12	2,316		*
Other	51	6,418	20	2,484	71	8,902		1
Total	$755	125,543	45	23,882	800	149,425		16%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.5 billion.

(2)	Mixed use properties are primarily owner occupied real estate, including data centers, flexible space leased to multiple tenants, light manufacturing and other specialized use properties.

Risk Management - Credit Risk Management (continued)

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At March 31, 2018, foreign loans totaled $70.0 billion, representing approximately 7% of our total consolidated loans outstanding, compared with $70.4 billion, or approximately 7% of total consolidated loans outstanding, at December 31, 2017. Foreign loans were approximately 4% of our consolidated total assets at March 31, 2018 and at December 31, 2017.
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

We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at March 31, 2018, was the United Kingdom, which totaled $29.1 billion, or approximately 2% of our total assets, and included $3.3 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, starting the two-year negotiation process leading to its departure. We continue to conduct assessments and are executing our implementation plans to ensure we can continue to prudently serve our customers post-Brexit.
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. Our exposure to Puerto Rico (considered part of U.S. exposure) is primarily through automobile lending and was not material to our consolidated country exposure. In first quarter 2018, we entered into an agreement to sell certain assets and liabilities of our automobile financing business in Puerto Rico, which is expected to close in second quarter 2018. For additional information, see the “Risk Management – Credit Risk Management – Automobile” section in this Report.

Table 14: Select Country Exposures

	March 31, 2018
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$3,305	22,087	—	1,807	—	1,887	3,305	25,781	29,086
Canada	30	17,523	178	276	—	517	208	18,316	18,524
Cayman Islands	—	5,757	—	—	—	278	—	6,035	6,035
Germany	2,841	1,871	180	7	14	357	3,035	2,235	5,270
Ireland	—	3,918	—	96	—	192	—	4,206	4,206
Bermuda	—	3,410	—	80	—	198	—	3,688	3,688
China	—	3,173	(3)	185	19	50	16	3,408	3,424
Netherlands	—	2,382	—	559	—	264	—	3,205	3,205
India	—	2,314	—	50	—	—	—	2,364	2,364
Luxembourg	—	1,069	—	742	—	196	—	2,007	2,007
Brazil	—	1,605	(1)	23	—	11	(1)	1,639	1,638
Guernsey	—	1,626	—	8	—	4	—	1,638	1,638
Australia	—	1,413	—	51	—	62	—	1,526	1,526
Switzerland	—	1,314	—	(21)	—	26	—	1,319	1,319
Chile	—	1,313	—	(5)	—	—	—	1,308	1,308
France	—	988	—	138	—	139	—	1,265	1,265
Japan	149	1,010	5	13	1	39	155	1,062	1,217
Virgin Islands (British)	—	1,148	—	48	—	—	—	1,196	1,196
South Korea	—	1,098	(3)	80	1	7	(2)	1,185	1,183
Jersey, Channel Islands	—	570	—	455	—	8	—	1,033	1,033
Total top 20 country exposures	$6,325	75,589	356	4,592	35	4,235	6,716	84,416	91,132
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$2,841	10,228	180	1,542	14	1,148	3,035	12,918	15,953
Austria	—	594	—	21	—	2	—	617	617
Spain	—	409	—	35	—	27	—	471	471
Belgium	—	351	—	(69)	—	6	—	288	288
Other Eurozone exposure (6)	25	298	—	54	—	—	25	352	377
Total Eurozone exposure	$2,866	11,880	180	1,583	14	1,183	3,060	14,646	17,706

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, there are $561 million in defeased leases secured significantly by U.S. Treasury and government agency securities.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S. and London based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses At March 31, 2018, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $355 million, which was offset by the notional amount of CDS purchased of $472 million. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $42.0 billion exposure to financial institutions and $44.1 billion to non-financial corporations at March 31, 2018.

(5)	Consists of exposure to Germany, Ireland, Netherlands, Luxembourg, and France included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $154 million, $23 million and $3 million, respectively. We had no sovereign debt exposure to Portugal and Greece, and the sovereign exposure to Italy was immaterial at March 31, 2018.

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
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	March 31, 2018		December 31, 2017
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$282,658	88%	$284,054	88%
Real estate 1-4 family junior lien mortgage	37,920	12	39,713	12
Total real estate 1-4 family mortgage loans	$320,578	100%	$323,767	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 4% of total loans at both March 31, 2018, and December 31, 2017. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 39% at March 31, 2018, as a result of our modification and loss mitigation efforts. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in first quarter 2018 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at March 31, 2018, totaled $4.6 billion, or 1% of total non-PCI mortgages, compared with $5.3 billion, or 2%, at December 31, 2017. Loans with FICO scores lower than 640 totaled $10.9 billion, or 4% of total non-PCI mortgages at March 31, 2018, compared with $11.7 billion, or 4%, at December 31, 2017. Mortgages with a LTV/CLTV greater than 100% totaled $5.6 billion at March 31, 2018, or 2% of total non-PCI mortgages, compared with $6.1 billion, or 2%, at December 31, 2017. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family non-PCI mortgage loans to borrowers in California represented 12% of total loans at March 31, 2018, located mostly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family first and junior lien mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	March 31, 2018
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$102,526	10,092	112,618	12%
New York	27,275	1,876	29,151	3
New Jersey	13,210	3,478	16,688	2
Florida	12,868	3,531	16,399	2
Virginia	7,941	2,258	10,199	1
Washington	8,952	812	9,764	1
Texas	8,626	698	9,324	1
North Carolina	5,979	1,782	7,761	1
Pennsylvania	5,551	2,125	7,676	1
Other (1)	64,326	11,243	75,569	8
Government insured/ guaranteed loans (2)	14,795	—	14,795	1
Real estate 1-4 family loans (excluding PCI)	272,049	37,895	309,944	33
Real estate 1-4 family PCI loans	10,609	25	10,634	1
Total	$282,658	37,920	320,578	34%

(1)	Consists of 41 states; no state had loans in excess of $6.7 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio decreased $1.4 billion in first quarter 2018, due to sales of Pick-a-Pay PCI loans, partially offset by non-conforming loan growth. We retained $8.4 billion in non-conforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs) in first quarter 2018.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in first quarter 2018, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to a net recovery of 0.03% in first quarter 2018, compared with a net charge-off of 0.01% for the same period a year ago. Nonaccrual loans were $4.1 billion at March 31, 2018, down $69 million from December 31, 2017. Improvement in the credit performance was driven by an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, comprised approximately 80% of our total real estate 1-4 family first lien mortgage portfolio as of March 31, 2018.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
California	$102,526	101,464	0.81%	1.06	(0.07)	(0.05)	(0.09)	(0.08)	(0.05)
New York	27,275	26,624	1.39	1.65	(0.01)	—	0.05	0.02	0.06
New Jersey	13,210	13,212	2.43	2.74	0.08	0.09	0.15	0.17	0.22
Florida	12,868	13,083	3.11	3.95	(0.14)	(0.16)	(0.22)	(0.18)	(0.08)
Washington	8,952	8,845	0.70	0.85	(0.06)	(0.05)	(0.09)	(0.10)	(0.07)
Other	92,423	92,961	1.97	2.25	0.01	(0.02)	0.03	0.02	0.05
Total	257,254	256,189	1.48	1.78	(0.03)	(0.04)	(0.03)	(0.03)	0.01
Government insured/guaranteed loans	14,795	15,143
PCI	10,609	12,722
Total first lien mortgages	$282,658	284,054

Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of March 31, 2018. As a result of our loan modification and loss mitigation efforts, Pick-a-Pay option payment loans have been reduced to $10.4 billion at March 31, 2018, from $99.9 billion at acquisition. Total adjusted unpaid principal balance of Pick-a-Pay PCI loans was $14.0 billion at March 31, 2018, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 15% of the total Pick-a-Pay portfolio at March 31, 2018, compared with 51% at acquisition. We expect to close on the sale of approximately $1.9 billion of unpaid principal balance of Pick-a-Pay PCI loans in second quarter 2018.
Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	March 31, 2018		2017		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$10,361	39%	$10,891	36%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	3,519	13	3,771	13	15,763	14
Full-term loan modifications	12,877	48	15,366	51	—	—
Total adjusted unpaid principal balance	$26,757	100%	$30,028	100%	$115,700	100%
Total carrying value	$23,361		26,038		95,315

(1)
Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Pick-a-Pay option payment loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options).
Since December 31, 2008, we have completed over 138,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, which have resulted in over $6.1 billion of principal forgiveness. We have also provided interest rate reductions and loan term extensions to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 68% of our Pick-a-Pay PCI adjusted unpaid principal balance as of March 31, 2018 has been modified.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. Our cash flows expected to be collected have been favorably affected over time by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. Since acquisition, we have reclassified $9.3 billion from the nonaccretable difference to the accretable yield. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

An increase in expected prepayments and passage of time lowered our estimated weighted-average life to approximately 5.5 years at March 31, 2018, from 6.8 years at December 31, 2017. During first quarter 2018, we sold $1.6 billion of Pick-a-Pay PCI loans that resulted in a gain of $643 million. Also, the accretable yield balance related to our Pick-a-Pay PCI loan portfolio declined $2.0 billion during first quarter 2018, driven by realized accretion of $299 million, $643 million from the gain on the loan sale, a $629 million reduction in expected interest cash flows resulting from the loan sale, and a $779 million reduction in expected interest cash flows due to higher estimated prepayments, partially offset by a $340 million reclassification from nonaccretable difference. The accretable yield percentage for Pick-a-Pay PCI loans for first quarter 2018 increased to 9.85%. Due to an increase in the amount of accretable yield relative to the shortened weighted-average life, we expect the accretable yield percentage to be approximately 11.47% for second quarter 2018.
For further information on the judgment involved in estimating expected cash flows for PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.

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
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. We have observed that the severity of loss for junior lien mortgages is high and generally not affected by whether we or a third party own or service the related first lien mortgage, but the frequency of delinquency is typically lower when we own or service the first lien mortgage. In general, we have limited information available on the delinquency status of the third party owned or serviced first lien where we also hold a junior lien. To capture this inherent loss content, our allowance process for junior lien mortgages considers the relative difference in loss experience for junior lien mortgages behind first lien mortgage loans we own or service, compared with those behind first lien mortgage loans owned or serviced by third parties. In addition, our allowance process for junior lien mortgages that are current, but are in their revolving period, considers the inherent loss where the borrower is delinquent on the corresponding first lien mortgage loans.
Table 19 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2017, predominantly reflects loan paydowns. As of March 31, 2018, 8% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.99% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 3% of the junior lien mortgage portfolio at March 31, 2018. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 19: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
California	$10,092	10,599	1.92%	2.09	(0.42)	(0.35)	(0.46)	(0.42)	(0.37)
Florida	3,531	3,688	2.65	3.05	(0.12)	0.13	0.06	(0.10)	0.30
New Jersey	3,478	3,606	2.89	2.86	0.44	0.47	0.58	0.44	1.06
Virginia	2,258	2,358	2.22	2.34	0.25	0.15	0.33	0.17	0.48
Pennsylvania	2,125	2,210	2.23	2.37	0.06	0.11	0.47	0.29	0.67
Other	16,411	17,225	2.21	2.33	(0.05)	(0.09)	0.06	0.05	0.28
Total	37,895	39,686	2.24	2.38	(0.09)	(0.06)	—	(0.03)	0.21
PCI	25	27
Total junior lien mortgages	$37,920	39,713

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
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In March 2018, approximately 42% of these borrowers paid only the minimum amount due and approximately 53% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 29% paid only the minimum amount due and approximately 66% paid more than the minimum amount due.
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
Table 20 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $124 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $46 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.
Table 20: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance March 31, 2018	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter (1)	Amortizing
Junior lien lines and loans	$37,895	962	635	619	1,289	4,462	17,217	12,711
First lien lines	12,907	357	227	240	566	2,106	7,354	2,057
Total (2)(3)	$50,802	1,319	862	859	1,855	6,568	24,571	14,768
% of portfolios	100%	3	2	2	4	13	48	28

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $3.8 billion to $6.6 billion and averaging $5.3 billion per year.

(2)	Junior and first lien lines are primarily interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $62.1 billion at March 31, 2018.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $151 million, $241 million, $271 million, $438 million, $217 million and $72 million for 2018, 2019, 2020, 2021, 2022, and 2023 and thereafter, respectively. Amortizing lines and loans include $76 million of end-of-term balloon payments, which are past due. At March 31, 2018, $526 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $600 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $36.1 billion at March 31, 2018, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.69% for first quarter 2018, compared with 3.54% for first quarter 2017.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $49.6 billion at March 31, 2018. The net charge-off rate (annualized) for our automobile portfolio was 1.64% for first quarter 2018, compared with 1.10% for first quarter 2017. The increase in net charge-offs in first quarter 2018, compared with first quarter 2017, was driven by higher severity.
In February 2018, we entered into an agreement to sell certain assets and liabilities of our automobile financing business in Puerto Rico, which is expected to close in second quarter 2018. As a result, automobile loans of $1.6 billion were transferred to loans held for sale in first quarter 2018.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $37.7 billion at March 31, 2018, and primarily included student and securities-based loans. Our private student loan portfolio totaled $11.9 billion at March 31, 2018. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.60% for both first quarter 2018 and first quarter 2017.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 21 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $388 million from fourth quarter 2017 to $8.3 billion with improvement across our consumer and commercial portfolios. Nonaccrual loans decreased $317 million from fourth quarter 2017 to $7.7 billion primarily driven by lower commercial and industrial nonaccruals reflecting continued improvement in the oil and gas portfolio, as well as continued declines in consumer real estate nonaccruals. Foreclosed assets of $571 million were down $71 million from fourth quarter 2017.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans receive notification of bankruptcy, regardless of their delinquency status.

Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due.

Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,516	0.45%	$1,899	0.57%	$2,397	0.73%	$2,632	0.79%
Real estate mortgage	755	0.60	628	0.50	593	0.46	630	0.48
Real estate construction	45	0.19	37	0.15	38	0.15	34	0.13
Lease financing	93	0.48	76	0.39	81	0.42	89	0.46
Total commercial	2,409	0.48	2,640	0.52	3,109	0.62	3,385	0.67
Consumer:
Real estate 1-4 family first mortgage (1)	4,053	1.43	4,122	1.45	4,213	1.50	4,413	1.60
Real estate 1-4 family junior lien mortgage	1,087	2.87	1,086	2.73	1,101	2.68	1,095	2.56
Automobile	117	0.24	130	0.24	137	0.25	104	0.18
Other revolving credit and installment	53	0.14	58	0.15	59	0.15	59	0.15
Total consumer (2)	5,310	1.20	5,396	1.19	5,510	1.22	5,671	1.26
Total nonaccrual loans (3)(4)(5)	7,719	0.81	8,036	0.84	8,619	0.91	9,056	0.95
Foreclosed assets:
Government insured/guaranteed (6)	103		120		137		149
Non-government insured/guaranteed	468		522		569		632
Total foreclosed assets	571		642		706		781
Total nonperforming assets	$8,290	0.88%	$8,678	0.91%	$9,325	0.98%	$9,837	1.03%
Change in NPAs from prior quarter	$(388)		(647)		(512)		(827)

(1)	Includes MHFS of $137 million, $136 million, $133 million, and $140 million at March 31, 2018, and December 31, September 30 and June 30, 2017, respectively.

(2)	Includes an incremental $171 million of nonaccrual loans at September 30, 2017, reflecting updated industry regulatory guidance related to loans in bankruptcy.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

(6)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. However, both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosure of certain government guaranteed residential real estate mortgage loans that meet criteria specified by Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, effective as of January 1, 2014, are excluded from this table and included in Accounts Receivable in Other Assets. For more information on the changes in foreclosures for government guaranteed residential real estate mortgage loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.

Risk Management - Credit Risk Management (continued)

Table 22 provides an analysis of the changes in nonaccrual loans.
Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Commercial nonaccrual loans
Balance, beginning of period	$2,640	3,109	3,385	3,706	4,059
Inflows	605	617	627	704	945
Outflows:
Returned to accruing	(113)	(126)	(97)	(61)	(133)
Foreclosures	—	(1)	(3)	(15)	(1)
Charge-offs	(119)	(139)	(173)	(116)	(202)
Payments, sales and other	(604)	(820)	(630)	(833)	(962)
Total outflows	(836)	(1,086)	(903)	(1,025)	(1,298)
Balance, end of period	2,409	2,640	3,109	3,385	3,706
Consumer nonaccrual loans
Balance, beginning of period	5,396	5,510	5,671	6,053	6,325
Inflows (1)	738	845	887	676	814
Outflows:
Returned to accruing	(376)	(345)	(397)	(425)	(428)
Foreclosures	(62)	(72)	(56)	(72)	(81)
Charge-offs	(88)	(94)	(109)	(117)	(151)
Payments, sales and other	(298)	(448)	(486)	(444)	(426)
Total outflows	(824)	(959)	(1,048)	(1,058)	(1,086)
Balance, end of period	5,310	5,396	5,510	5,671	6,053
Total nonaccrual loans	$7,719	8,036	8,619	9,056	9,759

(1)	Quarter ended September 30, 2017, includes an incremental $171 million of nonaccrual loans, reflecting updated industry regulatory guidance related to loans in bankruptcy.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2018:

•
over 99% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 97% are secured by real estate and 83% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $349 million and $1.7 billion have already been recognized on 20% of commercial nonaccrual loans and 43% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is active or discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell). Thereafter, we re-evaluate each loan regularly and record additional write-downs if needed.

•	83% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	77% of commercial nonaccrual loans were current on both principal and interest, but will remain on nonaccrual status until the full and timely collection of principal and interest becomes certain.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	of $2.3 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.5 billion were current.

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

Table 23 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 23: Foreclosed Assets

(in millions)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Summary by loan segment
Government insured/guaranteed	$103	120	137	149	179
PCI loans:
Commercial	59	57	67	79	84
Consumer	58	62	72	67	80
Total PCI loans	117	119	139	146	164
All other loans:
Commercial	162	207	226	259	275
Consumer	189	196	204	227	287
Total all other loans	351	403	430	486	562
Total foreclosed assets	$571	642	706	781	905
Analysis of changes in foreclosed assets
Balance, beginning of period	$642	706	781	905	978
Net change in government insured/guaranteed (1)	(17)	(17)	(12)	(30)	(18)
Additions to foreclosed assets (2)	185	180	198	233	288
Reductions:
Sales	(245)	(231)	(257)	(330)	(307)
Write-downs and gains (losses) on sales	6	4	(4)	3	(36)
Total reductions	(239)	(227)	(261)	(327)	(343)
Balance, end of period	$571	642	706	781	905

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is generally made up of inflows from mortgages held for investment and MHFS, and outflows when we are reimbursed by FHA/VA.

(2)	Includes loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at March 31, 2018, included $342 million of foreclosed residential real estate, of which 30% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $229 million has been written down to estimated net realizable value. Of the $571 million in foreclosed assets at March 31, 2018, 57% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 24: Troubled Debt Restructurings (TDRs)

(in millions)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Commercial:
Commercial and industrial	$1,703	2,096	2,424	2,629	2,484
Real estate mortgage	939	901	953	1,024	1,090
Real estate construction	45	44	48	62	73
Lease financing	53	35	39	21	8
Total commercial TDRs	2,740	3,076	3,464	3,736	3,655
Consumer:
Real estate 1-4 family first mortgage	11,782	12,080	12,617	13,141	13,680
Real estate 1-4 family junior lien mortgage	1,794	1,849	1,919	1,975	2,027
Credit Card	386	356	340	316	308
Automobile	83	87	88	85	80
Other revolving credit and installment	137	126	124	118	107
Trial modifications	198	194	183	215	261
Total consumer TDRs	14,380	14,692	15,271	15,850	16,463
Total TDRs	$17,120	17,768	18,735	19,586	20,118
TDRs on nonaccrual status	$4,428	4,801	5,218	5,637	5,819
TDRs on accrual status:
Government insured/guaranteed	1,375	1,359	1,377	1,390	1,479
Non-government insured/guaranteed	11,317	11,608	12,140	12,559	12,820
Total TDRs	$17,120	17,768	18,735	19,586	20,118

Table 24 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.4 billion and $1.6 billion at March 31, 2018, and December 31, 2017, respectively. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2017 Form 10-K.
Table 25 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 25: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Commercial TDRs
Balance, beginning of quarter	$3,076	3,464	3,736	3,655	3,800
Inflows (1)	321	412	333	730	642
Outflows
Charge-offs	(63)	(65)	(74)	(59)	(108)
Foreclosures	—	(1)	(2)	(12)	—
Payments, sales and other (2)	(594)	(734)	(529)	(578)	(679)
Balance, end of quarter	2,740	3,076	3,464	3,736	3,655
Consumer TDRs
Balance, beginning of quarter	14,692	15,271	15,850	16,463	16,993
Inflows (1)	487	395	461	444	517
Outflows
Charge-offs	(54)	(52)	(51)	(51)	(51)
Foreclosures	(131)	(135)	(146)	(159)	(179)
Payments, sales and other (2)	(618)	(798)	(811)	(801)	(779)
Net change in trial modifications (3)	4	11	(32)	(46)	(38)
Balance, end of quarter	14,380	14,692	15,271	15,850	16,463
Total TDRs	$17,120	17,768	18,735	19,586	20,118

(1)	Inflows include loans that modify, even if they resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $5 million and $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarters ended March 31, 2018 and September 30, 2017, respectively, while no loans were removed from TDR classification for the quarters ended December 31, June 30 and March 31, 2017.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at March 31, 2018, were down $96 million, or 9%, from December 31, 2017, due to payoffs,

modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $9.8 billion at March 31, 2018, down from $10.9 billion at December 31, 2017, due to improving credit trends and seasonality.
Table 26 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 26: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Total (excluding PCI (1)):	$10,753	11,997	10,227	9,716	10,525
Less: FHA insured/VA guaranteed (2)(3)	9,786	10,934	9,266	8,873	9,585
Total, not government insured/guaranteed	$967	1,063	961	843	940
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$40	26	27	42	88
Real estate mortgage	23	23	11	2	11
Real estate construction	1	—	—	10	3
Total commercial	64	49	38	54	102
Consumer:
Real estate 1-4 family first mortgage (3)	164	219	190	145	149
Real estate 1-4 family junior lien mortgage (3)	48	60	49	44	42
Credit card	473	492	475	411	453
Automobile	113	143	111	91	79
Other revolving credit and installment	105	100	98	98	115
Total consumer	903	1,014	923	789	838
Total, not government insured/guaranteed	$967	1,063	961	843	940

(1)	PCI loans totaled $1.0 billion, $1.4 billion, $1.4 billion, $1.5 billion, and $1.8 billion at March 31, 2018, and December 31, September 30, June 30 and March 31, 2017, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgages held for sale 90 days or more past due and still accruing.

NET CHARGE-OFFS

Table 27: Net Charge-offs

									Quarter ended
	Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017		Mar 31, 2017
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$85	0.10%	$118	0.14%	$125	0.15%	$78	0.10%	$171	0.21%
Real estate mortgage	(15)	(0.05)	(10)	(0.03)	(3)	(0.01)	(6)	(0.02)	(25)	(0.08)
Real estate construction	(4)	(0.07)	(3)	(0.05)	(15)	(0.24)	(4)	(0.05)	(8)	(0.15)
Lease financing	12	0.25	10	0.20	6	0.12	7	0.15	5	0.11
Total commercial	78	0.06	115	0.09	113	0.09	75	0.06	143	0.11
Consumer:
Real estate 1-4 family first mortgage	(18)	(0.03)	(23)	(0.03)	(16)	(0.02)	(16)	(0.02)	7	0.01
Real estate 1-4 family junior lien mortgage	(8)	(0.09)	(7)	(0.06)	1	—	(4)	(0.03)	23	0.21
Credit card	332	3.69	336	3.66	277	3.08	320	3.67	309	3.54
Automobile	208	1.64	188	1.38	202	1.41	126	0.86	167	1.10
Other revolving credit and installment	149	1.60	142	1.46	140	1.44	154	1.58	156	1.60
Total consumer	663	0.60	636	0.56	604	0.53	580	0.51	662	0.59
Total	$741	0.32%	$751	0.31%	$717	0.30%	$655	0.27%	$805	0.34%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 27 presents net charge-offs for first quarter 2018 and the previous four quarters. Net charge-offs in first quarter 2018 were $741 million (0.32% of average total loans outstanding) compared with $805 million (0.34%) in first quarter 2017.
The decrease in commercial and industrial net charge-offs from first quarter 2017 reflected continued improvement in our oil and gas portfolio. Our commercial real estate portfolios were in a net recovery position. Total consumer net charge-offs increased slightly from the prior year as increases in credit card and automobile net charge-offs were substantially all offset by decreases in residential real estate and other revolving credit and installment net charge-offs.
ALLOWANCE FOR CREDIT LOSSES  The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2017 Form 10-K and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 28 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 28: Allocation of the Allowance for Credit Losses (ACL)

	Mar 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,789	35%	$3,752	35%	$4,560	34%	$4,231	33%	$3,506	32%
Real estate mortgage	1,361	13	1,374	13	1,320	14	1,264	13	1,576	13
Real estate construction	1,274	3	1,238	3	1,294	2	1,210	3	1,097	2
Lease financing	284	2	268	2	220	2	167	1	198	1
Total commercial	6,708	53	6,632	53	7,394	52	6,872	50	6,377	48
Consumer:
Real estate 1-4 family first mortgage	869	30	1,085	30	1,270	29	1,895	30	2,878	31
Real estate 1-4 family junior lien mortgage	530	4	608	4	815	5	1,223	6	1,566	7
Credit card	1,969	4	1,944	4	1,605	4	1,412	4	1,271	4
Automobile	671	5	1,039	5	817	6	529	6	516	6
Other revolving credit and installment	566	4	652	4	639	4	581	4	561	4
Total consumer	4,605	47	5,328	47	5,146	48	5,640	50	6,792	52
Total	$11,313	100%	$11,960	100%	$12,540	100%	$12,512	100%	$13,169	100%

	Mar 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
Components:
Allowance for loan losses	$10,373		11,004		11,419		11,545		12,319
Allowance for unfunded credit commitments	940		956		1,121		967		850
Allowance for credit losses	$11,313		11,960		12,540		12,512		13,169
Allowance for loan losses as a percentage of total loans	1.10%		1.15		1.18		1.26		1.43
Allowance for loan losses as a percentage of total net charge-offs (1)	345		376		324		399		418
Allowance for credit losses as a percentage of total loans	1.19		1.25		1.30		1.37		1.53
Allowance for credit losses as a percentage of total nonaccrual loans	147		149		121		110		103

(1)	Total net charge-offs are annualized for quarter ended March 31, 2018.

In addition to the allowance for credit losses, there was $293 million at March 31, 2018, and $474 million at December 31, 2017 of nonaccretable difference to absorb losses for PCI loans, which totaled $10.7 billion at March 31, 2018. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions in 2016, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

The allowance for credit losses decreased $647 million, or 5%, from December 31, 2017, due to an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances. Total provision for credit losses was $191 million in first quarter 2018, compared with $605 million in first quarter 2017, reflecting the same changes mentioned above for the allowance for credit losses.
We believe the allowance for credit losses of $11.3 billion at March 31, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.5 trillion in the residential mortgage loan servicing portfolio at March 31, 2018, 96% was current and less than 1% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.08% at March 31, 2018, compared with 5.14% at December 31, 2017. Two percent of this portfolio is private label securitizations for which we originated the loans and, therefore, have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at March 31, 2018, was $217 million, representing 1,068 loans, up from a year ago both in number of outstanding loans and in total dollar balances. The increase was predominantly due to private investor demands which we expect to resolve with minimal repurchase risk.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $181 million at both March 31, 2018, and December 31, 2017. In first quarter 2018, we recorded a provision of $4 million mostly due to loan sales, which decreased net gains on mortgage loan origination/sales activities, compared with no provision in first quarter 2017. We incurred net losses on repurchased loans and investor reimbursements totaling $4 million in first quarter 2018 and $7 million in first quarter 2017.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $166 million at March 31, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
For additional information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2017 Form 10-K and Note 10 (Mortgage Banking Activities) to Financial Statements in this Report.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. In connection with our servicing activities, we could become subject to consent orders and settlement agreements with federal and state regulators for alleged servicing issues and practices. In general, these can require us to provide customers with loan modification relief, refinancing relief, and foreclosure prevention and assistance, as well as can impose certain monetary penalties on us.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2017 Form 10-K.

Asset/Liability Management (continued)

Asset/Liability Management
Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. Primary oversight of interest rate risk and market risk resides with the Finance Committee of our Board of Directors (Board), which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. Primary oversight of liquidity and funding resides with the Risk Committee of the Board. At the management level we utilize a Corporate Asset/Liability Management Committee (Corporate ALCO), which consists of senior financial, risk, and business executives, to oversee these risks and report on them periodically to the Board’s Finance Committee and Risk Committee as appropriate. As discussed in more detail for market risk activities below, we employ separate management level oversight specific to market risk.

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:

•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally rising, earnings will initially increase);

•
assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is rising, we may increase rates paid on checking and savings deposit accounts by an amount that is less than the general rise in market interest rates);

•	short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently);

•
the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates increase sharply, MBS held in the debt securities portfolio may pay down slower than anticipated, which could impact portfolio income); or

•
interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.

We assess interest rate risk by comparing outcomes under various net interest income simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These simulations require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment speeds on loans and debt securities, deposit flows and mix, as well as pricing strategies.
Currently, our profile is such that we project net interest income will benefit modestly from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.
Our most recent simulations estimate net interest income sensitivity over the next two years under a range of both lower and higher interest rates. Measured impacts from standardized ramps (gradual changes) and shocks (instantaneous changes) are summarized in Table 29, indicating net interest income sensitivity relative to the Company's base net interest income plan. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base scenario in year one, and the full amount of the ramp is held as a constant differential to the base scenario in year two. The following describes the simulation assumptions for the scenarios presented in Table 29:

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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 29: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.4) - (0.9)	1.7 - 2.2	1.6 - 2.1
Key Rates at Horizon End
Fed Funds Target	2.59%	1.59	3.59	4.59
10-year CMT (1)	3.56	2.56	4.56	5.56
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(2.7) - (2.2)	2.2 - 2.7	4.0 - 4.5
Key Rates at Horizon End
Fed Funds Target	2.75%	1.75	3.75	4.75
10-year CMT (1)	3.83	2.83	4.83	5.83

(1)	U.S. Constant Maturity Treasury Rate

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
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of

March 31, 2018, and December 31, 2017, are presented in Note 14 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For more information on mortgage banking interest rate and market risk, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2017 Form 10-K.
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
The total carrying value of our residential and commercial MSRs was $16.5 billion at March 31, 2018, and $15.0 billion at December 31, 2017. The weighted-average note rate on our portfolio of loans serviced for others was 4.24% at March 31, 2018, and 4.23% at December 31, 2017. The carrying value of our total MSRs represented 0.96% of mortgage loans serviced for others at March 31, 2018, and 0.88% of mortgage loans serviced for others at December 31, 2017.

MARKET RISK Market risk is the risk of loss in the trading book associated with adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity, and commodity prices. The Finance Committee of our Board reviews the acceptable market risk appetite for our trading activities.

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. Debt securities held for trading, equity securities held for trading, trading loans and trading derivatives are financial instruments used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains on trading activities, a component of noninterest income in our income statement. For more information on the financial instruments used in our trading activities and the income from these trading activities, see Note 4 (Trading Activities) to Financial Statements in this Report.
The Company uses value-at-risk (VaR) metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. VaR is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. For more information, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2017 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The
Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our balance sheet.

Asset/Liability Management (continued)

Table 30 shows the Company’s Trading General VaR by risk category. As presented in Table 30, average Company Trading General VaR was $17 million for the quarter ended March 31, 2018, compared with $13 million for the quarter ended December 31, 2017, and $26 million for the quarter ended

March 31, 2017. The increase in average Trading General VaR for the quarter ended March 31, 2018, was mainly driven by market volatility entering into the 1-year historical lookback period.
Table 30: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2018				December 31, 2017				March 31, 2017
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$14	14	10	18	12	16	11	28	27	25	19	30
Interest rate	15	13	7	21	13	10	6	17	22	18	13	23
Equity	14	13	10	16	10	11	10	14	10	12	9	17
Commodity	1	1	1	1	1	1	1	2	1	1	1	2
Foreign exchange	0	1	0	3	0	0	0	1	1	1	0	1
Diversification benefit (1)	(22)	(25)			(24)	(25)			(35)	(31)
Company Trading General VaR	$22	17			12	13			26	26

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

Market Risk Governance, Measurement, Monitoring and Model Risk Management We employ a well-defined and structured market risk governance process and market risk measurement process, which incorporates VaR measurements combined with sensitivity analysis and stress testing to help us monitor our market risk. These monitoring measurements require the use of market risk models, which we govern by our Corporate Model Risk policies and procedures. For more information on our governance, measurement, monitoring, and model risk management practices, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2017 Form 10-K.

MARKET RISK – EQUITY SECURITIES  We are directly and indirectly affected by changes in the equity markets. We make and manage direct investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible OTTI and observable price changes. For nonmarketable equity securities, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows, capital needs, the viability of its business model, our exit strategy, and observable price changes that are similar to the investment held. Investments in nonmarketable equity securities include private equity investments accounted for under the equity method, fair value through net income, and the measurement alternative.

In conjunction with the March 2008 initial public offering (IPO) of Visa, Inc. (Visa), we received approximately 20.7 million shares of Visa Class B common stock, the class which was apportioned to member banks of Visa at the time of the IPO. To manage our exposure to Visa and realize the value of the appreciated Visa shares, we incrementally sold these shares through a series of sales, thereby eliminating this position as of September 30, 2015. As part of these sales, we agreed to compensate the buyer for any additional contributions to a litigation settlement fund for the litigation matters associated with the Class B shares we sold. Our exposure to this retained litigation risk has been updated quarterly and is reflected on our balance sheet. For additional information about the associated litigation matters, see the “Interchange Litigation” section in Note 13 (Legal Actions) to Financial Statements in this Report.
As part of our business to support our customers, we trade public equities, listed/OTC equity derivatives and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities that include investments relating to our venture capital activities. We manage these marketable equity securities within capital risk limits approved by management and the Board and monitored by Corporate ALCO and the Market Risk Committee. The fair value changes in these marketable equity securities are recognized in net income. For more information, see Note 7 (Equity Securities) to Financial Statements in this Report.
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

Liquidity Standards In September 2014, the FRB, OCC and FDIC issued a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets (HQLA), such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions with total assets greater than $10 billion. In addition, the FRB finalized rules imposing enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo, and has finalized a rule that requires large bank holding companies to publicly disclose on a quarterly basis certain quantitative and qualitative information regarding their LCR calculations.
The FRB, OCC and FDIC have proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable funding in relation to their assets, derivative exposures and commitments over a one-year horizon period.

Liquidity Coverage Ratio As of March 31, 2018, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 31 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 31: Liquidity Coverage Ratio

(in millions)	Average for Quarter ended March 31, 2018
HQLA (1)(2)	$380,570
Projected net cash outflows	309,578
LCR	123%
HQLA in excess of projected net cash outflows	$70,992
(1) Excludes excess HQLA at Wells Fargo Bank, N.A.
(2) Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity which are presented in Table 32. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary insured depository institutions required under the LCR rule.
Our cash is predominantly on deposit with the Federal Reserve. Debt securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our debt securities portfolio. We believe these debt securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these debt securities are within the held-to-maturity portion of our debt securities portfolio and as such are not intended for sale but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity for these entities in consideration of such funds transfer restrictions.
Table 32: Primary Sources of Liquidity

	March 31, 2018			December 31, 2017
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$184,250	—	184,250	$192,580	—	192,580
Debt securities of U.S. Treasury and federal agencies	50,458	780	49,678	51,125	964	50,161
Mortgage-backed securities of federal agencies (1)	243,664	38,517	205,147	246,894	46,062	200,832
Total	$478,372	39,297	439,075	$490,599	47,026	443,573

(1)	Included in encumbered debt securities at March 31, 2018, were debt securities with a fair value of $187 million which were purchased in March 2018, but settled in April 2018.

In addition to our primary sources of liquidity shown in Table 32, liquidity is also available through the sale or financing of other debt securities including trading and/or available-for-sale debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. In addition, other debt securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 138% of total loans at March 31, 2018 and 140% at December 31, 2017.
Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Asset/Liability Management (continued)

Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 33: Short-Term Borrowings

	Quarter ended
(in millions)	Mar 31 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$80,916	88,684	79,824	78,683	76,366
Commercial paper	—	—	—	11	10
Other short-term borrowings	16,291	14,572	13,987	16,662	18,495
Total	$97,207	103,256	93,811	95,356	94,871
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$86,535	88,197	81,980	79,826	79,942
Commercial paper	—	—	4	10	51
Other short-term borrowings	15,244	13,945	17,209	15,927	18,556
Total	$101,779	102,142	99,193	95,763	98,549
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$88,121	91,604	83,260	78,683	81,284
Commercial paper (2)	—	—	11	11	78
Other short-term borrowings (3)	16,924	14,948	18,301	18,281	19,439

(1)	Highest month-end balance in each of the last five quarters was in January 2018, and November, August, June and February 2017.

(2)	There were no month-end balances in first quarter 2018 and fourth quarter 2017; highest month-end balance in each of the remaining three quarters was in July, June and January 2017.

(3)	Highest month-end balance in each of the last five quarters was in January 2018, and November, July, April and February 2017.
Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $227.3 billion at March 31, 2018, increased $2.3 billion from December 31, 2017. We issued $15.5 billion of long-term debt in first quarter 2018. Table 34 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2018 and the following years thereafter, as of March 31, 2018.
Table 34: Maturity of Long-Term Debt

	March 31, 2018
(in millions)	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,457	6,810	13,364	17,970	18,369	52,651	111,621
Subordinated notes	627	—	—	—	—	25,591	26,218
Junior subordinated notes	—	—	—	—	—	1,609	1,609
Total long-term debt - Parent	$3,084	6,810	13,364	17,970	18,369	79,851	139,448
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$23,404	30,946	5,502	11,715	41	196	71,804
Subordinated notes	—	—	—	—	—	5,319	5,319
Junior subordinated notes	—	—	—	—	—	345	345
Securitizations and other bank debt	1,795	1,056	1,160	206	114	2,713	7,044
Total long-term debt - Bank	$25,199	32,002	6,662	11,921	155	8,573	84,512
Other consolidated subsidiaries
Senior notes	$776	1,157	—	973	—	386	3,292
Securitizations and other bank debt	50	—	—	—	—	—	50
Total long-term debt - Other consolidated subsidiaries	$826	1,157	—	973	—	386	3,342
Total long-term debt	$29,109	39,969	20,026	30,864	18,524	88,810	227,302
Parent In February 2017, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of March 31, 2018, the Parent was authorized by the Board to issue up to $180 billion in outstanding long-term debt. The Parent's long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At March 31, 2018, the Parent had available $14.4 billion in long-term debt issuance authority. During the first three months of 2018, the Parent issued $109 million of senior notes, of which $104 million were registered with the SEC. The Parent's short-term debt issuance authority granted by the Board was limited to debt issued to affiliates, and was revoked by the Board at management's request in January 2018.
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

Wells Fargo Bank, N.A. As of March 31, 2018, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $97.3 billion in short-term debt issuance authority and $101.9 billion in long-term debt issuance authority. In April 2018, Wells Fargo Bank, N.A. replaced its prior bank note program with a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At March 31, 2018, Wells Fargo Bank, N.A. had remaining issuance capacity under the prior bank note program of $50.0 billion in short-term senior notes and $36.0 billion in long-term senior or subordinated notes. During the first three months of 2018, Wells Fargo Bank, N.A. issued $6.8 billion of unregistered senior notes, none of which were issued under the bank note program. In addition, during the first three months of 2018, Wells Fargo Bank, N.A. executed advances of $10.5 billion with the Federal Home Loan Bank of Des Moines, and as of March 31, 2018, Wells Fargo Bank, N.A. had outstanding advances of $54.8 billion across the Federal Home Loan Bank

System. In addition, in April 2018, Wells Fargo Bank, N.A. executed $2.5 billion of Federal Home Loan Bank advances.

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
On February 6, 2018, Moody’s Investors Service (Moody’s) affirmed the Company’s ratings and revised the ratings outlook from stable to negative. On February 7, 2018, Standard and Poor’s Rating Services (S&P) downgraded the Company’s ratings by one notch and revised the ratings outlook from negative to stable. There were no other significant actions undertaken by the rating agencies with regard to our ratings during first quarter 2018. Both the Parent and Wells Fargo Bank, N.A. remain among the top-rated financial firms in the U.S.
See the “Risk Factors” section in our 2017 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 14 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2018, are presented in Table 35.

Table 35: Credit Ratings as of March 31, 2018

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P	A-	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS	AA (low)	R-1 (middle)	AA	R-1 (high)
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

Capital Management (continued)

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $2.7 billion from December 31, 2017, predominantly from Wells Fargo net income of $5.1 billion, less common and preferred stock dividends of $2.3 billion. During first quarter 2018, we issued 32.8 million shares of common stock. During first quarter 2018, we repurchased 50.6 million shares of common stock in open market transactions, private transactions and from employee benefit plans, at a cost of $3.0 billion. We entered into a $1 billion forward repurchase contract with an unrelated third party in April 2018 that is expected to settle in third quarter 2018 for approximately 20 million shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the Basel Committee on Banking Supervision (BCBS). The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.0%, comprised of a 4.5% minimum requirement plus a capital conservation buffer of 2.5% and for us, as a global systemically important bank (G-SIB), a capital surcharge to be calculated annually, which is 2.0% based on our year-end 2016 data;

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

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, were fully phased-in. The entire Basel III capital rules are scheduled to be fully phased in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach, which replaced Basel I, and an Advanced Approach applicable to certain institutions, including Wells Fargo. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach.
On April 10, 2018, the FRB issued a proposed rule that would add a stress capital buffer and a stress leverage buffer to the minimum capital and tier 1 leverage ratio requirements. The buffers would be calculated based on the decrease in a financial institution’s risk-based capital and tier 1 leverage ratios under the supervisory severely adverse scenario in CCAR, plus four quarters of planned common stock dividends. The stress capital buffer would replace the 2.5% capital conservation buffer under the Standardized Approach, whereas the stress leverage buffer would be added to the current 4% minimum tier 1 leverage ratio.
Because the Company has been designated as a G-SIB, we are also subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2016 data, our 2018 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 11.92% exceeded the minimum of 9.0% by 292 basis points at March 31, 2018.
The tables that follow provide information about our risk- based capital and related ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we continue to report our tier 2 and total capital in accordance with Transition Requirements but are managing our capital based on a fully phased-in calculation. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 36 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at March 31, 2018 and December 31, 2017. As of March 31, 2018, our CET1, tier 1, and total capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 36: Capital Components and Ratios (Fully Phased-In)

		March 31, 2018			December 31, 2017
(in millions, except ratios)		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)	$152,304	152,304		154,022	154,022
Tier 1 Capital	(B)	175,810	175,810		177,466	177,466
Total Capital (1)	(C)	206,833	215,539		208,395	218,159
Risk-Weighted Assets	(D)	1,203,464	1,278,113		1,225,939	1,285,563
Common Equity Tier 1 Capital Ratio	(A)/(D)	12.66%	11.92	*	12.56	11.98	*
Tier 1 Capital Ratio	(B)/(D)	14.61	13.76	*	14.48	13.80	*
Total Capital Ratio (1)	(C)/(D)	17.19	16.86	*	17.00	16.97	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 37 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our fully phased-in regulatory capital amounts to GAAP financial measures.

Capital Management (continued)

Table 37 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at March 31, 2018 and December 31, 2017.

Table 37: Risk-Based Capital Calculation and Components

		March 31, 2018		December 31, 2017
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$205,910	205,910	208,079	208,079
Adjustments:
Preferred stock		(26,227)	(26,227)	(25,358)	(25,358)
Additional paid-in capital on ESOP preferred stock		(146)	(146)	(122)	(122)
Unearned ESOP shares		2,571	2,571	1,678	1,678
Noncontrolling interests		(958)	(958)	(1,143)	(1,143)
Total common stockholders' equity		181,150	181,150	183,134	183,134
Adjustments:
Goodwill		(26,445)	(26,445)	(26,587)	(26,587)
Certain identifiable intangible assets (other than MSRs)		(1,357)	(1,357)	(1,624)	(1,624)
Other assets (1)		(2,388)	(2,388)	(2,155)	(2,155)
Applicable deferred taxes (2)		918	918	962	962
Investment in certain subsidiaries and other		426	426	292	292
Common Equity Tier 1 (Fully Phased-In)		152,304	152,304	154,022	154,022
Effect of Transition Requirements (3)		—	—	743	743
Common Equity Tier 1 (Transition Requirements)		$152,304	152,304	154,765	154,765

Common Equity Tier 1 (Fully Phased-In)		$152,304	152,304	154,022	154,022
Preferred stock		26,227	26,227	25,358	25,358
Additional paid-in capital on ESOP preferred stock		146	146	122	122
Unearned ESOP shares		(2,571)	(2,571)	(1,678)	(1,678)
Other		(296)	(296)	(358)	(358)
Total Tier 1 capital (Fully Phased-In)	(A)	175,810	175,810	177,466	177,466
Effect of Transition Requirements (3)		—	—	743	743
Total Tier 1 capital (Transition Requirements)		$175,810	175,810	178,209	178,209

Total Tier 1 capital (Fully Phased-In)		$175,810	175,810	177,466	177,466
Long-term debt and other instruments qualifying as Tier 2		28,621	28,621	28,994	28,994
Qualifying allowance for credit losses (4)		2,607	11,313	2,196	11,960
Other		(205)	(205)	(261)	(261)
Total Tier 2 capital (Fully Phased-In)	(B)	31,023	39,729	30,929	40,693
Effect of Transition Requirements		698	698	1,195	1,195
Total Tier 2 capital (Transition Requirements)		$31,721	40,427	32,124	41,888

Total qualifying capital (Fully Phased-In)	(A)+(B)	$206,833	215,539	208,395	218,159
Total Effect of Transition Requirements		698	698	1,938	1,938
Total qualifying capital (Transition Requirements)		$207,531	216,237	210,333	220,097

Risk-Weighted Assets (RWAs) (5)(6):
Credit risk		$855,243	1,238,517	890,171	1,249,395
Market risk		39,596	39,596	36,168	36,168
Operational risk		308,625	N/A	299,600	N/A
Total RWAs (Fully Phased-In) (3)		$1,203,464	1,278,113	1,225,939	1,285,563
Credit risk		$855,243	1,238,517	863,777	1,224,495
Market risk		39,596	39,596	36,168	36,168
Operational risk		308,625	N/A	299,600	N/A
Total RWAs (Transition Requirements)		$1,203,464	1,278,113	1,199,545	1,260,663

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, were fully phased-in, so the effect of the transition requirements was $0 at March 31, 2018.

(4)
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

(5)
RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of operating loss resulting from inadequate or failed internal processes or systems.

(6)
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

Table 38 presents the changes in Common Equity Tier 1 under the Advanced Approach for the quarter ended March 31, 2018.

Table 38: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2017	$154,022
Net income applicable to common stock	4,733
Common stock dividends	(1,911)
Common stock issued, repurchased, and stock compensation-related items	(2,124)
Goodwill	142
Certain identifiable intangible assets (other than MSRs)	267
Other assets (1)	(233)
Applicable deferred taxes (2)	(44)
Investment in certain subsidiaries and other	(2,548)
Change in Common Equity Tier 1	(1,718)
Common Equity Tier 1 (Fully Phased-In) at March 31, 2018	$152,304

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 39 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the quarter ended March 31, 2018.

Table 39: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2017	$1,225,939	1,285,563
Net change in credit risk RWAs	(34,928)	(10,878)
Net change in market risk RWAs	3,428	3,428
Net change in operational risk RWAs	9,025	—
Total change in RWAs	(22,475)	(7,450)
RWAs (Fully Phased-In) at March 31, 2018	1,203,464	1,278,113
Effect of Transition Requirements (1)	—	—
RWAs (Transition Requirements) at March 31, 2018	$1,203,464	1,278,113

(1)	Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, were fully phased-in, so the effect of the transition requirements was $0 at March 31, 2018.

Capital Management (continued)

TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, and goodwill and certain identifiable intangible assets (including goodwill and intangible assets associated with certain of our nonmarketable equity securities, but excluding mortgage servicing rights), net of applicable deferred taxes. These tangible common equity ratios are as follows:

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
Table 40 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 40: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017
Total equity		$205,910	208,079	202,310	206,180	207,413	201,559
Adjustments:
Preferred stock		(26,227)	(25,358)	(25,501)	(26,157)	(25,569)	(25,163)
Additional paid-in capital on ESOP preferred stock		(146)	(122)	(157)	(153)	(129)	(146)
Unearned ESOP shares		2,571	1,678	2,546	2,508	1,896	2,198
Noncontrolling interests		(958)	(1,143)	(989)	(997)	(998)	(957)
Total common stockholders' equity	(A)	181,150	183,134	178,209	181,381	182,613	177,491
Adjustments:
Goodwill		(26,445)	(26,587)	(26,666)	(26,516)	(26,579)	(26,673)
Certain identifiable intangible assets (other than MSRs)		(1,357)	(1,624)	(2,449)	(1,489)	(1,767)	(2,588)
Other assets (1)		(2,388)	(2,155)	(2,121)	(2,233)	(2,245)	(2,095)
Applicable deferred taxes (2)		918	962	1,698	933	1,332	1,722
Tangible common equity	(B)	$151,878	153,730	148,671	152,076	153,354	147,857
Common shares outstanding	(C)	4,873.9	4,891.6	4,996.7	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$4,733	5,740	5,233
Book value per common share	(A)/(C)	$37.17	37.44	35.67	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	31.16	31.43	29.75	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	10.58%	12.47	11.96
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	12.62	14.85	14.35

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which became effective on January 1, 2018, requires a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule also requires that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2% supplementary leverage buffer with a buffer equal to one-half of the firm’s G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6% SLR requirement for our insured depository institutions. At March 31, 2018, our SLR for the Company was 7.9% assuming full phase-in of the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. The fully phased-in SLR is considered a non-GAAP financial measure that is used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s leverage exposure. See Table 41 for information regarding the calculation and components of the SLR.
Table 41: Fully Phased-In SLR

(in millions, except ratio)	Three Months Ended March 31, 2018
Tier 1 capital	$175,810
Total average assets	1,915,896
Less: deductions from Tier 1 capital (1)	29,688
Total adjusted average assets	1,886,208
Adjustments:
Derivative exposures (2)	69,987
Repo-style transactions (3)	3,229
Other off-balance sheet exposures (4)	253,212
Total adjustments	326,428
Total leverage exposure	$2,212,636
Supplementary leverage ratio	7.9%

(1)	Amounts permitted to be deducted from Tier 1 capital primarily include goodwill and other intangible assets, net of associated deferred tax liabilities.

(2)	Represents adjustments for off balance sheet derivative exposures, and derivative collateral netting as defined for supplementary leverage ratio determination purposes.

(3)
Adjustments for repo-style transactions represent counterparty credit risk for all repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).

(4)
Adjustments for other off-balance sheet exposures represent the notional amounts of all off-balance sheet exposures (excluding off balance sheet exposures associated with derivative and repo-style transactions) less the adjustments for conversion to credit equivalent amounts under the regulatory capital rule.

OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which become effective on January 1, 2019, U.S. G-SIBs will be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs will be required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that will be added to the 18% minimum and (ii) an external TLAC leverage buffer equal to 2.0% of total leverage exposure that will be added to the 7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules will also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules will impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements. Under the Proposed SLR Rules, the 2% external TLAC leverage buffer would be replaced with a buffer equal to one-half of the firm’s G-SIB capital surcharge. Additionally, the Proposed SLR Rules would modify the leverage component for calculating the minimum amount of eligible unsecured long-term debt from 4.5% of total leverage exposure to 2.5% of total leverage exposure plus one-half of the firm’s G-SIB capital surcharge. As of March 31, 2018, we estimate that our eligible external TLAC as a percentage of total risk-weighted assets was 24.0% compared with an expected January 1, 2019 required minimum of 22.0%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
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

Capital Management (continued)

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
Our 2018 capital plan, which was submitted on April 4, 2018, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2018 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank Act, and the related CCAR results taking into account the Company’s proposed capital actions, by June 30, 2018.
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

In January 2016, the Board authorized the repurchase of 350 million shares of our common stock. In January 2018, the Board authorized the repurchase of an additional 350 million shares of our common stock. At March 31, 2018, we had remaining authority to repurchase approximately 370 million shares, subject to regulatory and legal conditions. For more information about share repurchases during first quarter 2018, see Part II, Item 2 in this Report.
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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At March 31, 2018, there were 13,661,427 warrants outstanding, exercisable at $33.675 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Matters
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2017 Form 10-K.

REGULATION OF SWAPS AND OTHER DERIVATIVES ACTIVITIES The Dodd-Frank Act established a comprehensive framework for regulating over-the-counter derivatives and authorized the CFTC and the SEC to regulate swaps and security-based swaps, respectively. The CFTC has adopted rules applicable to our provisionally registered swap dealer, Wells Fargo Bank, N.A., that require, among other things, extensive regulatory and public reporting of swaps, central clearing and trading of swaps on exchanges or other multilateral platforms, and compliance with comprehensive internal and external business conduct standards. The SEC is expected to implement parallel rules applicable to security-based swaps. In addition, federal regulators have adopted final rules establishing margin requirements for swaps and security-based swaps not centrally cleared, and rules placing restrictions on a party's right to exercise default rights under derivatives and other qualified financial contracts against applicable banking organizations. All of these new rules, as well as others being considered by regulators in other jurisdictions, may negatively impact customer demand for over-the-counter derivatives and may increase our costs for engaging in swaps and other derivatives activities.

INVESTMENT ADVISOR AND BROKER-DEALER STANDARDS OF CONDUCT In April 2016, the U.S. Department of Labor adopted a rule under the Employee Retirement Income Security Act of 1974 (ERISA) that, among other changes and subject to certain exceptions, as of the applicability date of June 9, 2017, makes anyone, including broker-dealers, providing investment advice to retirement investors a fiduciary who must act in the best interest of clients when providing investment advice for direct or indirect compensation to a retirement plan, to a plan fiduciary, participant or beneficiary, or to an investment retirement account (IRA) or IRA holder. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit struck down the Department of Labor's fiduciary standard rule in its entirety, holding that it exceeded the Department of Labor’s authority. Unless subject to a stay or other proceeding in the interim, the Fifth Circuit’s judgment will take effect on May 7, 2018. In addition, in April 2018, the SEC proposed a rule that would require broker-dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. Each of these rules may impact the manner in which business is conducted with customers seeking investment advice and may affect certain investment product offerings.

FRB CONSENT ORDER REGARDING GOVERNANCE OVERSIGHT AND COMPLIANCE AND OPERATIONAL RISK MANAGEMENT On February 2, 2018, the Company entered into a consent order with the FRB. As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. As part of the review and approval process contemplated by the consent order, the Company will respond to any feedback provided by the FRB regarding the plans, including by making any necessary changes to the plans. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete by September 30, 2018, third-party reviews of the enhancements and improvements provided for in the plans. Until these third-party reviews are complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Once the asset cap limitation is removed, a second third-party review must be conducted to assess the efficacy and sustainability of the improvements.

CONSENT ORDERS WITH THE CFPB AND OCC REGARDING COMPLIANCE RISK MANAGEMENT PROGRAM, AUTOMOBILE COLLATERAL PROTECTION INSURANCE POLICIES, AND MORTGAGE INTEREST RATE LOCK EXTENSIONS On April 20, 2018 we entered into consent orders with the CFPB and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding our compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. The consent orders require that the Company submit to the CFPB and OCC, within 60 days of the date of the consent orders, an acceptable enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. The consent orders also require the Company to submit for non-objection, within 120 days of the date of the consent orders, plans for a remediation program regarding ongoing compliance with federal consumer financial law and, within 60 days of the date of the consent orders, plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;

•	the valuation of residential MSRs;

•	the fair value of financial instruments;

•	income taxes; and

•	liability for contingent litigation losses.

Management and the Board's Audit and Examination Committee have reviewed and approved these critical accounting policies. These policies are described further in the "Financial Review – Critical Accounting Policies" section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.

Current Accounting Developments
Table 42 provides the significant accounting updates applicable to us that have been issued by the FASB but are not yet effective.

Table 42: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2018-02 – Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
Currently, the effect of remeasuring deferred tax assets and liabilities due to a change in tax laws or rates must be recognized in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects were originally recognized in other comprehensive income. The Update permits a one-time reclassification from accumulated other comprehensive income to retained earnings for these stranded tax effects resulting from the Tax Cuts and Jobs Act.

The guidance is effective on January 1, 2019. Early application is permitted in any interim period prior to the effective date. An initial estimate of the application of the new guidance is expected to result in an increase in retained earnings of approximately $400 million.
    We were required to recognize various tax impacts of the Tax Cuts & Jobs Act (Tax Act) as of December 31, 2017, in accordance with ASC Topic 740, Income Taxes and SEC Staff Accounting Bulletin 118. Our income tax expense for 2017 reflected $3.7 billion of net estimated tax benefits related to the Tax Act, primarily as a result of re-measuring our deferred taxes for the federal tax rate reduction from 35% to 21%. Our initial accounting related to the re-measurement is incomplete, since the temporary difference calculations need to be finalized as we complete our U.S. tax filing during 2018. Accordingly, we expect to adopt ASU 2018-02 in fourth quarter 2018.

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

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our debt securities portfolio includes holdings of available-for-sale (AFS) and held-to-maturity (HTM) callable debt securities held at a premium. At adoption, the guidance is expected to result in a cumulative effect adjustment which will be primarily offset with a corresponding adjustment to other comprehensive income related to AFS securities. After adoption, the guidance will reduce interest income prior to the call date because the premium will be amortized over a shorter time period. Our implementation effort includes identifying the population of debt securities subject to the new guidance, which are primarily obligations of U.S. states and political subdivisions, and quantifying the expected impacts. The impact of the Update on our consolidated financial statements will be affected by our portfolio composition at the time of adoption, which may change between the most recent balance sheet date and the adoption date.

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

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started our implementation of the Update which has included an initial evaluation of our leasing contracts and activities. As a lessee we are developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $6.6 billion). We do not expect a material change to the timing of expense recognition. Given the limited changes to lessor accounting, we do not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the Update.

In addition to the list above, the following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:

•	ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in our other documents filed or furnished with the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses and allowance levels; (iv) the appropriateness of the allowance for credit losses; (v) our expectations regarding net interest income and net interest margin; (vi) loan growth or the reduction or mitigation of risk in our loan portfolios; (vii) future capital or liquidity levels or targets and our estimated Common Equity Tier 1 ratio under Basel III capital standards; (viii) the performance of our mortgage business and any related exposures; (ix) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for return on assets, return on equity, and return on tangible common equity; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.
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

•
current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters (including the impact of the Tax Cuts & Jobs Act), geopolitical matters, and the overall slowdown in global economic growth;

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

•
significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of other-than-temporary impairment on securities held in our debt securities and equity securities portfolios;

•	the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;

•
negative effects from the retail banking sales practices matter and from other instances where customers may have experienced financial harm, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability to attract and retain qualified team members, and our reputation;

•
resolution of regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board; and

•	the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.
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

Forward-looking Non-GAAP Financial Measures. From time to time management may discuss forward-looking non-GAAP financial measures, such as forward-looking estimates or targets for return on average tangible common equity. We are unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly comparable GAAP financial measures because we are unable to provide, without unreasonable effort, a meaningful or accurate calculation or estimation of amounts that would be necessary for the reconciliation due to the complexity and inherent difficulty in forecasting and quantifying future amounts or when they may occur. Such unavailable information could be significant to future results.

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2017 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2018	2017
Interest income
Debt securities (1)(2)	$3,414	3,173
Mortgages held for sale (2)	179	182
Loans held for sale (1)	24	10
Loans	10,579	10,141
Equity securities (1)	231	175
Other interest income (1)	920	532
Total interest income (2)	15,347	14,213
Interest expense
Deposits (2)	1,090	536
Short-term borrowings	311	114
Long-term debt (2)	1,576	1,147
Other interest expense	132	92
Total interest expense (2)	3,109	1,889
Net interest income (2)	12,238	12,324
Provision for credit losses	191	605
Net interest income after provision for credit losses	12,047	11,719
Noninterest income
Service charges on deposit accounts	1,173	1,313
Trust and investment fees	3,683	3,570
Card fees	908	945
Other fees	800	865
Mortgage banking	934	1,228
Insurance	114	277
Net gains from trading activities (1)	243	272
Net gains on debt securities (3)	1	36
Net gains from equity securities (1)(4)	783	570
Lease income	455	481
Other (2)	602	374
Total noninterest income (2)	9,696	9,931
Noninterest expense
Salaries	4,363	4,261
Commission and incentive compensation	2,768	2,725
Employee benefits	1,598	1,686
Equipment	617	577
Net occupancy	713	712
Core deposit and other intangibles	265	289
FDIC and other deposit assessments	324	333
Other	4,394	3,209
Total noninterest expense	15,042	13,792
Income before income tax expense (2)	6,701	7,858
Income tax expense (2)	1,374	2,133
Net income before noncontrolling interests (2)	5,327	5,725
Less: Net income from noncontrolling interests	191	91
Wells Fargo net income (2)	$5,136	5,634
Less: Preferred stock dividends and other	403	401
Wells Fargo net income applicable to common stock (2)	$4,733	5,233
Per share information
Earnings per common share (2)	$0.97	1.05
Diluted earnings per common share (2)	0.96	1.03
Dividends declared per common share	0.39	0.38
Average common shares outstanding	4,885.7	5,008.6
Diluted average common shares outstanding	4,930.7	5,070.4

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(3)
Total other-than-temporary impairment (OTTI) losses were $17 million and $43 million for first quarter 2018 and 2017, respectively. Of total OTTI, losses of $10 million and $52 million were recognized in earnings, and losses (reversal of losses) of $7 million and $(9) million were recognized as non-credit-related OTTI in other comprehensive income for first quarter 2018 and 2017, respectively.

(4)	Includes OTTI losses of $20 million and $77 million for first quarter 2018 and 2017, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2018	2017
Wells Fargo net income (2)	$5,136	5,634
Other comprehensive income (loss), before tax:
Debt securities (1):
Net unrealized gains (losses) arising during the period	(3,443)	369
Reclassification of net (gains) losses to net income	68	(145)
Derivatives and hedging activities:
Net unrealized losses arising during the period (2)	(242)	(362)
Reclassification of net (gains) losses to net income	60	(202)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	6	(7)
Amortization of net actuarial loss, settlements and other to net income	32	38
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(2)	16
Other comprehensive loss, before tax (2)	(3,521)	(293)
Income tax benefit related to other comprehensive income (2)	862	123
Other comprehensive loss, net of tax (2)	(2,659)	(170)
Less: Other comprehensive income from noncontrolling interests (2)	—	14
Wells Fargo other comprehensive loss, net of tax (2)	(2,659)	(184)
Wells Fargo comprehensive income (2)	2,477	5,450
Comprehensive income from noncontrolling interests	191	105
Total comprehensive income (2)	$2,668	5,555

(1)
Per the adoption of ASU 2016-01, the quarter ended March 31, 2018, reflects only net unrealized gains and reclassification of net gains to net income from debt securities. The quarter ended March 31, 2017, includes net unrealized gains from equity securities of $61 million and reclassification of gains to net income related to equity securities of $(116) million.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and due from banks	$18,145	23,367
Interest-earning deposits with banks (1)	184,250	192,580
Total cash, cash equivalents, and restricted cash (1)	202,395	215,947
Federal funds sold and securities purchased under resale agreements (1)	73,550	80,025
Debt securities:
Trading, at fair value (2)	59,866	57,624
Available-for-sale, at fair value (2)	271,656	276,407
Held-to-maturity, at cost (fair value $138,323 and $138,985)	141,446	139,335
Mortgages held for sale (includes $13,859 and $16,116 carried at fair value) (3)	17,944	20,070
Loans held for sale (includes $1,695 and $1,023 carried at fair value) (2)	3,581	1,131
Loans (includes $352 and $376 carried at fair value) (3)	947,308	956,770
Allowance for loan losses	(10,373)	(11,004)
Net loans	936,935	945,766
Mortgage servicing rights:
Measured at fair value	15,041	13,625
Amortized	1,411	1,424
Premises and equipment, net	8,828	8,847
Goodwill	26,445	26,587
Derivative assets	11,467	12,228
Equity securities (includes $35,561 and $39,227 carried at fair value) (2)	58,935	62,497
Other assets (2)	85,888	90,244
Total assets (4)	$1,915,388	1,951,757
Liabilities
Noninterest-bearing deposits	$370,085	373,722
Interest-bearing deposits	933,604	962,269
Total deposits	1,303,689	1,335,991
Short-term borrowings	97,207	103,256
Derivative liabilities	7,883	8,796
Accrued expenses and other liabilities	73,397	70,615
Long-term debt	227,302	225,020
Total liabilities (5)	1,709,478	1,743,678
Equity
Wells Fargo stockholders' equity:
Preferred stock	26,227	25,358
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,399	60,893
Retained earnings	147,928	145,263
Cumulative other comprehensive income (loss)	(4,921)	(2,144)
Treasury stock – 607,928,993 shares and 590,194,846 shares	(31,246)	(29,892)
Unearned ESOP shares	(2,571)	(1,678)
Total Wells Fargo stockholders' equity	204,952	206,936
Noncontrolling interests	958	1,143
Total equity	205,910	208,079
Total liabilities and equity	$1,915,388	1,951,757

(1)
Financial information has been revised to reflect the impact of the adoption of ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(3)	Parenthetical amounts represent assets and liabilities for which we are required to carry at fair value or have elected the fair value option.

(4)
Our consolidated assets at March 31, 2018, and December 31, 2017, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $111 million and $116 million; Interest-earning deposits with banks, $8 million and $371 million; Debt securities, $0 million at both period ends; Net loans, $13.0 billion and $12.5 billion; Derivative assets, $0 million at both period ends; Equity securities, $28 million and $306 million; Other assets, $230 million and $342 million; and Total assets, $13.4 billion and $13.6 billion, respectively.

(5)
Our consolidated liabilities at March 31, 2018, and December 31, 2017, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $4 million and $5 million; Accrued expenses and other liabilities, $127 million and $132 million; Long-term debt, $947 million and $1.5 billion; and Total liabilities, $1.1 billion and $1.6 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2016	11,532,712	$24,551	5,016,109,326	$9,136
Cumulative effect from change in hedge accounting (1)
Balance January 1, 2017	11,532,712	$24,551	5,016,109,326	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			33,699,497
Common stock repurchased			(53,074,224)
Preferred stock issued to ESOP	950,000	950
Preferred stock released by ESOP
Preferred stock converted to common shares	—	—	—
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	950,000	950	(19,374,727)	—
Balance March 31, 2017	12,482,712	$25,501	4,996,734,599	$9,136
Balance December 31, 2017	11,677,235	$25,358	4,891,616,628	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2018	11,677,235	$25,358	4,891,616,628	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			28,425,759
Common stock repurchased			(50,567,457)
Preferred stock issued to ESOP	1,100,000	1,100
Preferred stock released by ESOP
Preferred stock converted to common shares	(231,000)	(231)	4,407,551
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	869,000	869	(17,734,147)	—
Balance March 31, 2018	12,546,235	$26,227	4,873,882,481	$9,136

(1)	Effective January 1, 2017, we adopted changes in hedge accounting pursuant to ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

(2)
Effective January 1, 2018, we adopted ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates. See Note 1 (Summary of Significant Accounting Policies) in this Report for more information.

The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,234	133,075	(3,137)	(22,713)	(1,565)	199,581	916	200,497
	(381)	168			(213)		(213)
60,234	132,694	(2,969)	(22,713)	(1,565)	199,368	916	200,284
	5,634				5,634	91	5,725
		(184)			(184)	14	(170)
2					2	(32)	(30)
3	(184)		1,587		1,406		1,406
750			(2,925)		(2,175)		(2,175)
31				(981)	—		—
—				—	—		—
—			—		—		—
(44)					(44)		(44)
—					—		—
12	(1,915)				(1,903)		(1,903)
	(401)				(401)		(401)
389					389		389
(792)			21		(771)		(771)
351	3,134	(184)	(1,317)	(981)	1,953	73	2,026
60,585	135,828	(3,153)	(24,030)	(2,546)	201,321	989	202,310
60,893	145,263	(2,144)	(29,892)	(1,678)	206,936	1,143	208,079
	94	(118)			(24)		(24)
60,893	145,357	(2,262)	(29,892)	(1,678)	206,912	1,143	208,055
	5,136				5,136	191	5,327
		(2,659)			(2,659)		(2,659)
7					7	(376)	(369)
25	(231)		1,414		1,208		1,208
—			(3,029)		(3,029)		(3,029)
43				(1,143)	—		—
(19)				250	231		231
5			226		—		—
(157)					(157)		(157)
					—		—
13	(1,924)				(1,911)		(1,911)
	(410)				(410)		(410)
437					437		437
(848)			35		(813)		(813)
(494)	2,571	(2,659)	(1,354)	(893)	(1,960)	(185)	(2,145)
60,399	147,928	(4,921)	(31,246)	(2,571)	204,952	958	205,910

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income before noncontrolling interests (2)	$5,327	5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	191	605
Changes in fair value of MSRs, MHFS and LHFS carried at fair value	(788)	8
Depreciation, amortization and accretion	1,431	1,237
Other net (gains) (1)(2)	(2,309)	(1,158)
Stock-based compensation	792	740
Originations and purchases of mortgages held for sale (1)	(38,460)	(37,664)
Proceeds from sales of and paydowns on mortgages held for sale (1)	31,236	25,269
Net change in:
Debt and equity securities, held for trading (1)	10,861	14,628
Loans held for sale (1)	(602)	202
Deferred income taxes	484	1,007
Derivative assets and liabilities (2)	(20)	(709)
Other assets (2)	3,331	3,618
Other accrued expenses and liabilities (2)	3,756	(370)
Net cash provided by operating activities	15,230	13,138
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements (3)	4,566	(12,395)
Available-for-sale debt securities:
Proceeds from sales (1)	3,458	3,023
Prepayments and maturities	6,909	11,016
Purchases	(14,179)	(14,495)
Held-to-maturity debt securities:
Paydowns and maturities	2,304	1,470
Equity securities, not held for trading:
Proceeds from sales and capital returns (1)	1,920	1,533
Purchases (1)	(1,234)	(698)
Loans:
Loans originated by banking subsidiaries, net of principal collected (4)	1,238	5,123
Proceeds from sales (including participations) of loans held for investment	3,803	2,504
Purchases (including participations) of loans	(268)	(1,148)
Principal collected on nonbank entities’ loans (4)	2,210	2,788
Loans originated by nonbank entities (4)	(1,655)	(1,927)
Net cash paid for acquisitions	—	(46)
Proceeds from sales of foreclosed assets and short sales	935	1,519
Other, net	154	(166)
Net cash provided (used) by investing activities	10,161	(1,899)
Cash flows from financing activities:
Net change in:
Deposits	(32,276)	19,365
Short-term borrowings	(5,165)	(1,064)
Long-term debt:
Proceeds from issuance	15,517	12,975
Repayment	(11,625)	(11,937)
Preferred stock:
Cash dividends paid	(418)	(408)
Common stock:
Proceeds from issuance	382	572
Stock tendered for payment of withholding taxes	(307)	(359)
Repurchased	(3,029)	(2,175)
Cash dividends paid	(1,867)	(1,859)
Net change in noncontrolling interests	(113)	(30)
Other, net	(42)	(29)
Net cash provided (used) by financing activities	(38,943)	15,051
Net change in cash, cash equivalents, and restricted cash (3)	(13,552)	26,290
Cash, cash equivalents, and restricted cash at beginning of period (3)	215,947	221,043
Cash, cash equivalents, and restricted cash at end of period (3)	$202,395	247,333
Supplemental cash flow disclosures:
Cash paid for interest	$3,002	1,612
Cash paid for income taxes	158	215

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(3)
Financial information has been revised to reflect the impact of the adoption of ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash. See Note 1 (Summary of Significant Accounting Policies) for more information.

(4)	Prior periods have been revised to reflect classification changes due to entity restructuring activities.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Note 1: Summary of Significant Accounting Policies (continued)

See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes.

Note 1: Summary of Significant Accounting Policies
Wells Fargo & Company is a diversified financial services company. We provide banking, trust and investments, mortgage banking, investment banking, retail banking, brokerage, and consumer and commercial finance through banking locations, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in foreign countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:

•	allowance for credit losses (Note 6 (Loans and Allowance for Credit Losses));

•
valuations of residential mortgage servicing rights (MSRs) (Note 9 (Securitizations and Variable Interest Entities) and Note 10 (Mortgage Banking Activities)) and financial instruments (Note 15 (Fair Values of Assets and Liabilities));

•	liabilities for contingent litigation losses (Note 13 (Legal Actions)); and

•	income taxes.

Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2017 Form 10-K.

Accounting Standards Adopted in 2018
In first quarter 2018, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting;

•	ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost;

•
ASU 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets;

•	ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business;

•	ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash;

•	ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory;

•	ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments;

•	ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products;

•	ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; and

•	ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates.

ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the ASU, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Update is applied to awards modified on or after the adoption date and accordingly, did not have a material impact on our consolidated financial statements.

ASU 2017-07 requires that the service cost component of net benefit cost be reported in the same line item as other compensation costs arising from services rendered by employees during the period, and the other pension cost components (interest cost, expected return on plan assets and amortization of actuarial gains and losses) be presented in the income statement separate from the service cost component. The income statement line item used to present the other pension cost components must be disclosed. We adopted this change in first quarter 2018. The Update did not have a material impact on our consolidated financial statements.

ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU applies to nonfinancial assets, including real estate (e.g., buildings, land, windmills, solar farms), ships and intellectual property. We adopted this change in first quarter 2018. The Update did not have a material impact on our consolidated financial statements.

ASU 2017-01 requires that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The Update is applied prospectively and accordingly, did not have a material impact on our consolidated financial statements.

ASU 2016-18 requires that restricted cash and cash equivalents are included with the total cash and cash equivalents in the consolidated statement of cash flows. In addition, the nature of any restrictions will be disclosed in the footnotes to the financial statements. We adopted this change in first quarter 2018. Our retrospective adoption includes changes to our presentation of cash and cash equivalents in our consolidated statement of cash flows to include both cash and due from banks as well as interest-earning deposits with banks. In addition, we had corresponding changes on our consolidated balance sheets.

ASU 2016-16 requires us to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. We adopted this change in first quarter 2018. The Update did not have a material impact on our consolidated financial statements.

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the statement of cash flows. We adopted this change in first quarter 2018. The Update did not have a material impact on our consolidated financial statements.

ASU 2016-04 modifies the accounting for certain prepaid card products to require the recognition of breakage. Breakage represents the estimated amount that will not be redeemed by the cardholder for goods or services. We adopted this change in first quarter 2018. Upon adoption, we recorded a cumulative-effect adjustment that increased retained earnings, given estimated breakage, by $20 million.

ASU 2016-01 changes the accounting for certain equity securities to record at fair value with unrealized gains or losses reflected in earnings, as well as improve the disclosures of equity securities and the fair value of financial instruments. The Update also requires that for purposes of disclosing the fair value of financial instruments recorded at amortized cost, including loans and long-term debt, the valuation methodology is based on an exit price notion.
We adopted the Update in first quarter 2018 and recorded a cumulative-effect adjustment as of January 1, 2018, that increased retained earnings by $106 million as a result of a transition adjustment to reclassify $118 million in net unrealized gains from other comprehensive income to retained earnings, partially offset by a transition adjustment to decrease retained earnings by $12 million primarily to adjust the carrying value of our auction rate securities from cost to fair value. No transition adjustment was recorded for investments changed to the measurement alternative (described below), which was applied prospectively.
As a result of adopting this ASU, our investments in marketable equity securities, including those previously classified as available-for-sale, are accounted for at fair value with unrealized gains or losses reflected in earnings. Additionally, our share of unrealized gains or losses related to marketable equity securities held by our equity method investees are reflected in earnings. Prior to adoption, such unrealized gains and losses were reflected in other comprehensive income. Our investments in nonmarketable equity securities previously accounted for under the cost method of accounting, except for federal bank stock, are now accounted for either at fair value with unrealized gains and losses reflected in earnings or using the measurement alternative. The measurement alternative is similar to the cost method of accounting, except the carrying value is adjusted through earnings for impairment, if any, and changes in observable and orderly transactions in the same or similar investment. We account for substantially all of our private equity securities, previously using the cost method of accounting, now under the measurement alternative. Our auction rate securities portfolio is now accounted for at fair value with unrealized gains or losses reflected in earnings.
In connection with our adoption of this Update, we have modified our balance sheet and income statement presentation to report marketable and nonmarketable equity securities and their results separately from debt securities by now reporting all equity securities in a new line labeled “Equity securities” in both the balance sheet and income statement. Additionally we now report loans held for trading purposes in loans held for sale and have reclassified net gains and losses on marketable equity securities used as economic hedges of deferred compensation obligations from “Net gains for trading activities” to “Net gains from equity securities”. All prior periods have been revised to conform to these changes in reporting.
Table 1.1 provides a summary of our reporting changes implemented in connection with our adoption of ASU 2016-01.
Table 1.1: Summary of Reporting Changes

Financial instrument or transaction type	As previously reported	Revised reporting
Balance Sheet
Marketable equity securities	Trading assets and available for sale investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other assets	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)

Income Statement
Interest income:
Marketable equity securities	Trading assets and investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)
Noninterest income:
Deferred compensation gains (1)	Net gains from trading activities	Net gains from equity securities

(1)	Reclassification of net gains and losses on marketable equity securities economically hedging our deferred compensation obligations.

Note 1: Summary of Significant Accounting Policies (continued)

Table 1.2 summarizes financial assets and liabilities by form and measurement accounting model.
Table 1.2: Accounting Model for Financial Assets and Liabilities

Balance sheet caption	Measurement model(s)	Financial statement Note reference
Cash and due from banks	Cost	N/A
Interest-earning deposits with banks	Cost	N/A
Federal funds sold and securities purchased under resale agreements	Amortized cost	N/A
Debt securities:
Trading	FV-NI (1)	Note 4: Trading Activities
Available-for-sale	FV-OCI (2)	Note 5: Debt Securities Note 15: Fair Values of Assets and Liabilities
Held-to-maturity	Amortized cost	Note 5: Debt Securities Note 15: Fair Values of Assets and Liabilities
Mortgages held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans	Amortized cost FV-NI (1)	Note 6: Loans and Allowance for Credit Losses Note 15: Fair Values of Assets and Liabilities
Derivative assets and liabilities	FV-NI (1) FV-OCI (2)	Note 4: Trading Activities Note 14: Derivatives
Equity securities:
Marketable	FV-NI (1)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Nonmarketable	FV-NI (1) Cost method Equity method MA (4)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Other assets	Amortized cost (5)	Note 8: Other Assets
Deposits	Amortized cost	N/A
Short-term borrowings	Amortized cost	N/A
Long-term debt	Amortized cost	N/A

(1)	FV-NI represents the fair value through net income accounting model.

(2)	FV-OCI represents the fair value through other comprehensive income accounting model.

(3)	LOCOM represents the lower of cost or market accounting model.

(4)	MA represents the measurement alternative accounting model.

(5)	Other assets are generally carried at amortized cost, except for bank-owned life insurance which is carried at cash surrender value.
ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. Upon a modified retrospective adoption, we recorded a cumulative-effect adjustment that decreased retained earnings by $32 million, due to changes in the timing of revenue for corporate trust services that are provided over the life of the associated trust. In addition, we changed the presentation of some costs such that underwriting expenses of our broker-dealer business that were previously netted against revenue are now included in noninterest expense, and card payment network charges that were previously included in noninterest expense are now netted against card fee revenue.

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
We had no unsettled private share repurchase contracts at both March 31, 2018 and March 31, 2017.

Supplemental Cash Flow Information Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2018	2017
Trading debt securities retained from securitization of MHFS	$8,776	20,929
Transfers from loans to MHFS	1,297	1,657
Transfers from loans to LHFS	1,973	479
Transfers from available-for-sale debt securities to held-to-maturity debt securities	4,451	9,897

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2018, and there have been no material events that would require recognition in our first quarter 2018 consolidated financial statements or disclosure in the Notes to the consolidated financial statements, except that on April 20, 2018, we reached an agreement with the Consumer Financial Protection Bureau (CFPB) and Office of the Comptroller of the Currency (OCC) to pay a total of $1 billion in civil money penalties to resolve matters regarding our compliance risk management program and our past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions (the “CFPB/OCC matter”). This agreement was considered to be a recognizable subsequent event under GAAP and required adjustment to our first quarter 2018 consolidated financial statements. Accordingly, we provided for an additional legal accrual that increased operating losses within noninterest expense by $800 million and, as a result, reduced net income for the quarter ended March 31, 2018, by $800 million, or $0.16 per diluted common share. See Note 13 (Legal Actions) for additional information.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. For information on additional contingent consideration related to acquisitions, which is considered to be a guarantee, see Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments).
We completed no acquisitions during first quarter 2018 and had no business combinations pending as of March 31, 2018.
In February 2018, we completed the sale of Wells Fargo Shareowner Services.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Mar 31, 2018	Dec 31, 2017
Average required reserve balance for FRB (1)	$12,025	12,306
Reserve balance for non-U.S. central banks	427	617
Segregated for benefit of brokerage customers under federal and other brokerage regulations	574	666
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	119	487

(1)	FRB required reserve balance represents average for first quarter 2018 and for the year ended December 31, 2017.

We are subject to additional loan and dividend restrictions. We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $14.2 billion at March 31, 2018, without obtaining prior regulatory approval. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), and Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, each an indirect subsidiary of the Parent, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers. Based on retained earnings at March 31, 2018, our nonbank subsidiaries could have declared additional dividends of $24.8 billion at March 31, 2018, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2017 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the Company to repurchase or redeem common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.39 per share as declared by the Company’s Board of Directors on April 24, 2018, payable on June 1, 2018.

Note 4: Trading Activities
We engage in trading activities to accommodate the investment and risk management activities of our customers. These activities predominantly occur in our Wholesale Banking businesses and to a lesser extent other divisions of the Company. Assets and liabilities associated with our trading activities include debt and equity securities, derivatives, loans and short sales. Our trading assets and liabilities are carried on the balance sheet at fair value with changes in fair value recognized in net gains from trading activities and interest income and interest expense recognized in net interest income.
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Mar 31,	Dec 31,
(in millions)	2018	2017
Trading assets:
Debt securities	$59,866	57,624
Equity securities	25,327	30,004
Loans held for sale	1,695	1,023
Gross trading derivative assets	30,644	31,340
Netting (1)	(20,112)	(19,629)
Total trading derivative assets	10,532	11,711
Total trading assets	97,420	100,362
Trading liabilities:
Short sale	23,303	18,472
Gross trading derivative liabilities	29,717	31,386
Netting (1)	(22,569)	(23,062)
Total trading derivative liabilities	7,148	8,324
Total trading liabilities	$30,451	26,796

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended March 31,
(in millions)	2018	2017
Interest income (1):
Debt securities	$631	513
Equity securities	141	114
Loans held for sale	8	9
Total interest income	780	636
Less: Interest expense (2)	128	93
Net interest income	652	543

Net gains (losses) from trading activities:
Debt securities	(499)	149
Equity securities	(469)	927
Loans held for sale	8	24
Derivatives (3)	1,203	(828)
Total net gains from trading activities (4)	243	272
Total trading-related net interest and noninterest income	$895	815

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

(4)	Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of asset or liability.

Customer accommodation trading activities include our actions as an intermediary to buy and sell financial instruments and market-making activities. We also take positions to manage our exposure to customer accommodation activities. We hold financial instruments for trading in long positions (assets), as well as short positions where we sold financial instruments we have not yet purchased (liabilities), to facilitate our trading activities. As an intermediary we interact with market buyers and sellers to facilitate the purchase and sale of financial instruments to meet the anticipated or current needs of our customers. For example, we may purchase or sell a derivative to a customer who wants to manage interest rate risk exposure. We typically enter into an offsetting derivative or security position to manage our exposure to the customer transaction. We earn income based on the transaction price difference between the customer transaction and the offsetting position, which is reflected in the fair value changes of the positions recorded in the net gains from trading activities.

Our market-making activities include taking long and short trading positions to facilitate customer order flow. These activities are typically executed on a short term basis. As a market-maker we earn income due to: (1) difference between the price paid or received for the purchase and sale of the security (bid-ask spread), (2) the net interest income of the positions, and (3) the changes in fair value of the trading positions held on our balance sheet. Additionally, we may enter into separate derivative or security positions to manage our exposure related to our long and short trading positions taken in our market-making activities. Income earned on these market-making activities are reflected in the fair value changes of these positions recorded in net gains from trading activities.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities
Table 5.1 provides the amortized cost and fair value by major categories of available-for-sale debt securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale debt securities are reported on an after-tax basis as a component of cumulative OCI. Information on debt securities held for trading is included in Note 4 (Trading Activities) to Financial Statements in this Report.
Table 5.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,426	1	(148)	6,279
Securities of U.S. states and political subdivisions	49,117	939	(413)	49,643
Mortgage-backed securities:
Federal agencies	160,216	431	(3,833)	156,814
Residential	4,233	243	(2)	4,474
Commercial	4,722	78	(10)	4,790
Total mortgage-backed securities	169,171	752	(3,845)	166,078
Corporate debt securities	6,918	299	(34)	7,183
Collateralized loan and other debt obligations (1)	36,360	394	(2)	36,752
Other (2)	5,596	131	(6)	5,721
Total available-for-sale debt securities	273,588	2,516	(4,448)	271,656
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,727	—	(548)	44,179
Securities of U.S. states and political subdivisions	6,307	26	(102)	6,231
Federal agency and other mortgage-backed securities (3)	89,748	35	(2,537)	87,246
Collateralized loan obligations	567	3	—	570
Other (2)	97	—	—	97
Total held-to-maturity debt securities	141,446	64	(3,187)	138,323
Total	$415,034	2,580	(7,635)	409,979
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,425	2	(108)	6,319
Securities of U.S. states and political subdivisions	50,733	1,032	(439)	51,326
Mortgage-backed securities:
Federal agencies	160,561	930	(1,272)	160,219
Residential	4,356	254	(2)	4,608
Commercial	4,487	80	(2)	4,565
Total mortgage-backed securities	169,404	1,264	(1,276)	169,392
Corporate debt securities	7,343	363	(40)	7,666
Collateralized loan and other debt obligations (1)	35,675	384	(3)	36,056
Other (2)	5,516	137	(5)	5,648
Total available-for-sale debt securities	275,096	3,182	(1,871)	276,407
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,720	189	(103)	44,806
Securities of U.S. states and political subdivisions	6,313	84	(43)	6,354
Federal agency and other mortgage-backed securities (3)	87,527	201	(682)	87,046
Collateralized loan obligations	661	4	—	665
Other (2)	114	—	—	114
Total held-to-maturity debt securities	139,335	478	(828)	138,985
Total	$414,431	3,660	(2,699)	415,392

(1)
Available-for-sale debt securities include collateralized debt obligations (CDOs) with a cost basis and fair value of $869 million and $1.0 billion, respectively, at March 31, 2018, and $887 million and $1.0 billion, respectively, at December 31, 2017.

(2)
The “Other” category of available-for-sale debt securities largely includes asset-backed securities collateralized by student loans. Included in the “Other” category of held-to-maturity debt securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $97 million each at March 31, 2018, and $114 million each at December 31, 2017.

(3)	Predominantly consists of federal agency mortgage-backed securities at both March 31, 2018 and December 31, 2017.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Gross Unrealized Losses and Fair Value
Table 5.2 shows the gross unrealized losses and fair value of available-for-sale and held-to-maturity debt securities by length of time those individual securities in each category have been in a continuous loss position. Debt securities on which we have taken credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.
Table 5.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(56)	4,037	(92)	2,203	(148)	6,240
Securities of U.S. states and political subdivisions	(26)	5,292	(387)	10,526	(413)	15,818
Mortgage-backed securities:
Federal agencies	(2,211)	103,361	(1,622)	38,197	(3,833)	141,558
Residential	(1)	161	(1)	53	(2)	214
Commercial	(9)	430	(1)	109	(10)	539
Total mortgage-backed securities	(2,221)	103,952	(1,624)	38,359	(3,845)	142,311
Corporate debt securities	(10)	664	(24)	395	(34)	1,059
Collateralized loan and other debt obligations	(1)	1,476	(1)	162	(2)	1,638
Other	(1)	169	(5)	323	(6)	492
Total available-for-sale debt securities	(2,315)	115,590	(2,133)	51,968	(4,448)	167,558
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(494)	42,710	(54)	1,469	(548)	44,179
Securities of U.S. states and political subdivisions	(36)	2,967	(66)	1,653	(102)	4,620
Federal agency and other mortgage-backed securities	(1,411)	58,073	(1,126)	26,991	(2,537)	85,064
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total held-to-maturity debt securities	(1,941)	103,750	(1,246)	30,113	(3,187)	133,863
Total	$(4,256)	219,340	(3,379)	82,081	(7,635)	301,421
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(27)	4,065	(81)	2,209	(108)	6,274
Securities of U.S. states and political subdivisions	(17)	6,179	(422)	11,766	(439)	17,945
Mortgage-backed securities:
Federal agencies	(243)	52,559	(1,029)	44,691	(1,272)	97,250
Residential	(1)	47	(1)	58	(2)	105
Commercial	(1)	101	(1)	133	(2)	234
Total mortgage-backed securities	(245)	52,707	(1,031)	44,882	(1,276)	97,589
Corporate debt securities	(4)	239	(36)	503	(40)	742
Collateralized loan and other debt obligations	(1)	373	(2)	146	(3)	519
Other	(1)	37	(4)	483	(5)	520
Total available-for-sale debt securities	(295)	63,600	(1,576)	59,989	(1,871)	123,589
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(69)	11,255	(34)	1,490	(103)	12,745
Securities of U.S. states and political subdivisions	(5)	500	(38)	1,683	(43)	2,183
Federal agency and other mortgage-backed securities	(198)	29,713	(484)	28,244	(682)	57,957
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total held-to-maturity debt securities	(272)	41,468	(556)	31,417	(828)	72,885
Total	$(567)	105,068	(2,132)	91,406	(2,699)	196,474

We have assessed each debt security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the debt securities and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the debt securities’ amortized cost basis.
For descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2017 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first quarter 2018.
Table 5.3 shows the gross unrealized losses and fair value of the available-for-sale and held-to-maturity debt securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors

Service (Moody’s). Credit ratings express opinions about the credit quality of a debt security. Debt securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. We have also included debt securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated debt securities categorized as investment grade based on internal credit grades were $25 million and $5.0 billion, respectively, at March 31, 2018, and $32 million and $6.9 billion, respectively, at December 31, 2017. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(148)	6,240	—	—
Securities of U.S. states and political subdivisions	(392)	15,551	(21)	267
Mortgage-backed securities:
Federal agencies	(3,833)	141,558	—	—
Residential	(1)	146	(1)	68
Commercial	(2)	379	(8)	160
Total mortgage-backed securities	(3,836)	142,083	(9)	228
Corporate debt securities	(10)	370	(24)	689
Collateralized loan and other debt obligations	(2)	1,638	—	—
Other	(4)	443	(2)	49
Total available-for-sale debt securities	(4,392)	166,325	(56)	1,233
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(548)	44,179	—	—
Securities of U.S. states and political subdivisions	(102)	4,620	—	—
Federal agency and other mortgage-backed securities	(2,529)	84,695	(8)	369
Collateralized loan obligations	—	—	—	—
Other	—	—	—	—
Total held-to-maturity debt securities	(3,179)	133,494	(8)	369
Total	$(7,571)	299,819	(64)	1,602
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(108)	6,274	—	—
Securities of U.S. states and political subdivisions	(412)	17,763	(27)	182
Mortgage-backed securities:
Federal agencies	(1,272)	97,250	—	—
Residential	(1)	42	(1)	63
Commercial	(1)	183	(1)	51
Total mortgage-backed securities	(1,274)	97,475	(2)	114
Corporate debt securities	(13)	304	(27)	438
Collateralized loan and other debt obligations	(3)	519	—	—
Other	(2)	469	(3)	51
Total available-for-sale debt securities	(1,812)	122,804	(59)	785
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(103)	12,745	—	—
Securities of U.S. states and political subdivisions	(43)	2,183	—	—
Federal agency and other mortgage-backed securities	(680)	57,789	(2)	168
Collateralized loan obligations	—	—	—	—
Other	—	—	—	—
Total held-to-maturity debt securities	(826)	72,717	(2)	168
Total	$(2,638)	195,521	(61)	953

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Contractual Maturities
Table 5.4 shows the remaining contractual maturities and contractual weighted-average yields (taxable-equivalent basis) of available-for-sale debt securities. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

Table 5.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2018
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$6,279	1.59%	$117	1.60%	$6,114	1.59%	$48	1.90%	$—	—%
Securities of U.S. states and political subdivisions	49,643	4.75	2,089	2.70	8,343	3.05	4,293	3.16	34,918	5.48
Mortgage-backed securities:
Federal agencies	156,814	3.29	7	2.06	194	3.29	5,139	2.81	151,474	3.30
Residential	4,474	3.61	—	—	23	5.70	8	2.36	4,443	3.60
Commercial	4,790	3.45	—	—	—	—	219	3.10	4,571	3.46
Total mortgage-backed securities	166,078	3.30	7	2.06	217	3.54	5,366	2.83	160,488	3.32
Corporate debt securities	7,183	5.11	335	5.08	2,658	5.48	3,280	4.73	910	5.38
Collateralized loan and other debt obligations	36,752	3.29	—	—	37	2.09	14,788	3.27	21,927	3.31
Other	5,721	2.85	66	4.26	582	3.06	1,480	2.34	3,593	3.00
Total available-for-sale debt securities at fair value	$271,656	3.56%	$2,614	2.98%	$17,951	2.92%	$29,255	3.28%	$221,836	3.66%
December 31, 2017
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$6,319	1.59%	$81	1.37%	$6,189	1.59%	$49	1.89%	$—	—%
Securities of U.S. states and political subdivisions	51,326	5.88	2,380	3.47	9,484	3.42	2,276	4.63	37,186	6.75
Mortgage-backed securities:
Federal agencies	160,219	3.27	15	2.03	210	3.08	5,534	2.82	154,460	3.28
Residential	4,608	3.52	—	—	24	5.67	11	2.46	4,573	3.51
Commercial	4,565	3.45	—	—	—	—	166	2.69	4,399	3.48
Total mortgage-backed securities	169,392	3.28	15	2.03	234	3.35	5,711	2.82	163,432	3.30
Corporate debt securities	7,666	5.12	443	5.54	2,738	5.56	3,549	4.70	936	5.26
Collateralized loan and other debt obligations	36,056	2.98	—	—	50	1.68	15,008	2.96	20,998	3.00
Other	5,648	2.46	71	3.56	463	2.72	1,466	2.13	3,648	2.53
Total available-for-sale debt securities at fair value	$276,407	3.72%	$2,990	3.70%	$19,158	3.11%	$28,059	3.24%	$226,200	3.83%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 5.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 5.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2018
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,727	2.12%	$—	—%	$32,336	2.04%	$12,391	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,307	4.93	—	—	50	5.88	793	5.16	5,464	4.89
Federal agency and other mortgage-backed securities	89,748	3.10	—	—	15	2.70	11	2.62	89,722	3.10
Collateralized loan obligations	567	3.22	—	—	—	—	567	3.22	—	—
Other	97	1.83	—	—	97	1.83	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$141,446	2.87%	$—	—%	$32,498	2.05%	$13,762	2.52%	$95,186	3.20%
December 31, 2017
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,720	2.12%	$—	—%	$32,330	2.04%	$12,390	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,313	6.02	—	—	50	7.18	695	6.31	5,568	5.98
Federal agency and other mortgage-backed securities	87,527	3.11	—	—	15	2.81	11	2.49	87,501	3.11
Collateralized loan obligations	661	2.86	—	—	—	—	661	2.86	—	—
Other	114	1.83	—	—	114	1.83	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$139,335	2.92%	$—	—%	$32,509	2.05%	$13,757	2.55%	$93,069	3.28%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 5.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 5.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
March 31, 2018
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$44,179	—	32,014	12,165	—
Securities of U.S. states and political subdivisions	6,231	—	49	788	5,394
Federal agency and other mortgage-backed securities	87,246	—	15	11	87,220
Collateralized loan obligations	570	—	—	570	—
Other	97	—	97	—	—
Total held-to-maturity debt securities at fair value	$138,323	—	32,175	13,534	92,614
December 31, 2017
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$44,806	—	32,388	12,418	—
Securities of U.S. states and political subdivisions	6,354	—	49	701	5,604
Federal agency and other mortgage-backed securities	87,046	—	15	11	87,020
Collateralized loan obligations	665	—	—	665	—
Other	114	—	114	—	—
Total held-to-maturity debt securities at fair value	$138,985	—	32,566	13,795	92,624

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Realized Gains and Losses
Table 5.7 shows the gross realized gains and losses on sales and OTTI write-downs related to available-for-sale debt securities.
Table 5.7: Realized Gains and Losses

	Quarter ended March 31,
(in millions)	2018	2017
Gross realized gains	$21	124
Gross realized losses	(10)	(36)
OTTI write-downs	(10)	(52)
Net realized gains from available-for-sale debt securities	$1	36

Other-Than-Temporarily Impaired Debt Securities
Table 5.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities. There were no

OTTI write-downs on held-to-maturity debt securities during first quarter 2018 and 2017.
Table 5.8: Detail of OTTI Write-downs

	Quarter ended March 31,
(in millions)	2018	2017
Debt securities OTTI write-downs included in earnings:
Securities of U.S. states and political subdivisions	$2	8
Mortgage-backed securities:
Residential	1	3
Commercial	7	25
Corporate debt securities	—	16
Total debt securities OTTI write-downs included in earnings	$10	52

Table 5.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 5.9: OTTI Write-downs Included in Earnings and the Related Changes in OCI

	Quarter ended March 31,
(in millions)	2018	2017
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$9	52
Intent-to-sell OTTI	1	—
Total recorded as part of gross realized losses	10	52
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	(2)	(5)
Residential mortgage-backed securities	(1)	3
Commercial mortgage-backed securities	10	(7)
Total changes to OCI for non-credit-related OTTI	7	(9)
Total OTTI losses recorded on debt securities	$17	43

(1)
Represents amounts recorded to OCI for impairment of debt securities, due to factors other than credit, that have also had credit-related OTTI write-downs during the period. Increases represent initial or subsequent non-credit-related OTTI on debt securities. Decreases represent partial to full reversal of impairment due to recoveries in the fair value of debt securities due to non-credit factors.

Table 5.10 presents a rollforward of the OTTI credit loss that has been recognized in earnings as a write-down of available-for-sale debt securities we still own (referred to as “credit-impaired” debt securities) and do not intend to sell. Recognized credit loss represents the difference between the present value of expected future cash flows discounted using the security’s current effective interest rate and the amortized cost basis of the security prior to considering credit loss.

Table 5.10: Rollforward of OTTI Credit Loss

	Quarter ended March 31,
(in millions)	2018	2017
Credit loss recognized, beginning of period	$742	1,043
Additions:
For securities with initial credit impairments	—	6
For securities with previous credit impairments	9	46
Total additions	9	52
Reductions:
For securities sold, matured, or intended/required to be sold	(101)	(7)
For recoveries of previous credit impairments (1)	(1)	(2)
Total reductions	(102)	(9)
Credit loss recognized, end of period	$649	1,086

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 6: Loans and Allowance for Credit Losses (continued)

Note 6: Loans and Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $3.2 billion and $3.9 billion at March 31, 2018, and December 31, 2017, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.
Table 6.1: Loans Outstanding

(in millions)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$334,678	333,125
Real estate mortgage	125,543	126,599
Real estate construction	23,882	24,279
Lease financing	19,293	19,385
Total commercial	503,396	503,388
Consumer:
Real estate 1-4 family first mortgage	282,658	284,054
Real estate 1-4 family junior lien mortgage	37,920	39,713
Credit card	36,103	37,976
Automobile	49,554	53,371
Other revolving credit and installment	37,677	38,268
Total consumer	443,912	453,382
Total loans	$947,308	956,770
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 6.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 6.2: Commercial Foreign Loans Outstanding

(in millions)	Mar 31, 2018	Dec 31, 2017
Commercial foreign loans:
Commercial and industrial	$59,696	60,106
Real estate mortgage	8,082	8,033
Real estate construction	668	655
Lease financing	1,077	1,126
Total commercial foreign loans	$69,523	69,920

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity also includes participating interests, whereby we receive or transfer a portion of a loan. The table excludes PCI loans and loans for which we have elected the fair value option, including loans originated for sale because their loan activity normally does not impact the allowance for credit losses.
Table 6.3: Loan Purchases, Sales, and Transfers

	2018			2017
(in millions)	Commercial	Consumer (1)	Total	Commercial	Consumer (1)	Total
Quarter ended March 31,
Purchases	$256	—	256	1,159	2	1,161
Sales	(460)	—	(460)	(287)	(62)	(349)
Transfers to MHFS/LHFS	(420)	(1,553)	(1,973)	(479)	—	(479)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $89 billion and $85 billion at March 31, 2018 and December 31, 2017, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2018, and December 31, 2017, we had $1.1 billion and $982 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in Table 6.4. The table excludes the issued standby and commercial letters of credit and temporary advance arrangements described above.
Table 6.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$325,091	326,626
Real estate mortgage	7,233	7,485
Real estate construction	15,612	16,621
Lease financing	—	—
Total commercial	347,936	350,732
Consumer:
Real estate 1-4 family first mortgage	32,220	29,876
Real estate 1-4 family junior lien mortgage	38,817	38,897
Credit card	111,427	108,465
Other revolving credit and installment	27,635	27,541
Total consumer	210,099	204,779
Total unfunded credit commitments	$558,035	555,511

Note 6: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 6.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 6.5: Allowance for Credit Losses

	Quarter ended March 31,
(in millions)	2018	2017
Balance, beginning of period	$11,960	12,540
Provision for credit losses	191	605
Interest income on certain impaired loans (1)	(43)	(48)
Loan charge-offs:
Commercial:
Commercial and industrial	(164)	(253)
Real estate mortgage	(2)	(5)
Real estate construction	—	—
Lease financing	(17)	(7)
Total commercial	(183)	(265)
Consumer:
Real estate 1-4 family first mortgage	(41)	(69)
Real estate 1-4 family junior lien mortgage	(47)	(93)
Credit card	(405)	(367)
Automobile	(300)	(255)
Other revolving credit and installment	(180)	(189)
Total consumer	(973)	(973)
Total loan charge-offs	(1,156)	(1,238)
Loan recoveries:
Commercial:
Commercial and industrial	79	82
Real estate mortgage	17	30
Real estate construction	4	8
Lease financing	5	2
Total commercial	105	122
Consumer:
Real estate 1-4 family first mortgage	59	62
Real estate 1-4 family junior lien mortgage	55	70
Credit card	73	58
Automobile	92	88
Other revolving credit and installment	31	33
Total consumer	310	311
Total loan recoveries	415	433
Net loan charge-offs	(741)	(805)
Other	(54)	(5)
Balance, end of period	$11,313	12,287
Components:
Allowance for loan losses	$10,373	11,168
Allowance for unfunded credit commitments	940	1,119
Allowance for credit losses	$11,313	12,287
Net loan charge-offs (annualized) as a percentage of average total loans	0.32%	0.34
Allowance for loan losses as a percentage of total loans	1.10	1.17
Allowance for credit losses as a percentage of total loans	1.19	1.28

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 6.6: Allowance Activity by Portfolio Segment

			2018			2017
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$6,632	5,328	11,960	7,394	5,146	12,540
Provision (reversal of provision) for credit losses	169	22	191	(89)	694	605
Interest income on certain impaired loans	(11)	(32)	(43)	(15)	(33)	(48)

Loan charge-offs	(183)	(973)	(1,156)	(265)	(973)	(1,238)
Loan recoveries	105	310	415	122	311	433
Net loan charge-offs	(78)	(663)	(741)	(143)	(662)	(805)
Other	(4)	(50)	(54)	(5)	—	(5)
Balance, end of period	$6,708	4,605	11,313	7,142	5,145	12,287

Table 6.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 6.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2018
Collectively evaluated (1)	$6,029	3,580	9,609	499,578	418,877	918,455
Individually evaluated (2)	669	1,025	1,694	3,743	14,401	18,144
PCI (3)	10	—	10	75	10,634	10,709
Total	$6,708	4,605	11,313	503,396	443,912	947,308
December 31, 2017
Collectively evaluated (1)	$5,927	4,143	10,070	499,342	425,919	925,261
Individually evaluated (2)	705	1,185	1,890	3,960	14,714	18,674
PCI (3)	—	—	—	86	12,749	12,835
Total	$6,632	5,328	11,960	503,388	453,382	956,770

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2017. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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
Table 6.8 provides a breakdown of outstanding commercial loans by risk category. Of the $16.3 billion in criticized commercial and industrial loans and $4.6 billion in criticized commercial real estate (CRE) loans at March 31, 2018, $1.5 billion and $800 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2018
By risk category:
Pass	$318,334	121,151	23,647	18,120	481,252
Criticized	16,269	4,392	235	1,173	22,069
Total commercial loans (excluding PCI)	334,603	125,543	23,882	19,293	503,321
Total commercial PCI loans (carrying value)	75	—	—	—	75
Total commercial loans	$334,678	125,543	23,882	19,293	503,396
December 31, 2017
By risk category:
Pass	$316,431	122,312	23,981	18,162	480,886
Criticized	16,608	4,287	298	1,223	22,416
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 6.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$332,432	124,148	23,706	19,077	499,363
30-89 DPD and still accruing	615	617	130	123	1,485
90+ DPD and still accruing	40	23	1	—	64
Nonaccrual loans	1,516	755	45	93	2,409
Total commercial loans (excluding PCI)	334,603	125,543	23,882	19,293	503,321
Total commercial PCI loans (carrying value)	75	—	—	—	75
Total commercial loans	$334,678	125,543	23,882	19,293	503,396
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$330,319	125,642	24,107	19,148	499,216
30-89 DPD and still accruing	795	306	135	161	1,397
90+ DPD and still accruing	26	23	—	—	49
Nonaccrual loans	1,899	628	37	76	2,640
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique risks. Loan delinquency, FICO credit scores and LTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.

Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses. Table 6.10 provides the outstanding balances of our consumer portfolio by delinquency status.
Table 6.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2018
By delinquency status:
Current-29 DPD	$253,542	37,046	35,198	48,136	37,320	411,242
30-59 DPD	1,449	273	244	991	135	3,092
60-89 DPD	589	141	188	306	84	1,308
90-119 DPD	290	93	167	116	78	744
120-179 DPD	279	104	304	4	27	718
180+ DPD	1,105	238	2	1	33	1,379
Government insured/guaranteed loans (1)	14,795	—	—	—	—	14,795
Total consumer loans (excluding PCI)	272,049	37,895	36,103	49,554	37,677	433,278
Total consumer PCI loans (carrying value)	10,609	25	—	—	—	10,634
Total consumer loans	$282,658	37,920	36,103	49,554	37,677	443,912
December 31, 2017
By delinquency status:
Current-29 DPD	$251,786	38,746	36,996	51,445	37,885	416,858
30-59 DPD	1,893	336	287	1,385	155	4,056
60-89 DPD	742	163	201	392	93	1,591
90-119 DPD	369	103	192	146	80	890
120-179 DPD	308	95	298	3	30	734
180+ DPD	1,091	243	2	—	25	1,361
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $9.4 billion at March 31, 2018, compared with $10.5 billion at December 31, 2017.

Of the $2.8 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2018, $903 million was accruing, compared with $3.0 billion past due and $1.0 billion accruing at December 31, 2017.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $1.1 billion, or 0.4% of total first mortgages (excluding PCI), at both March 31, 2018 and December 31, 2017.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.11 provides a breakdown of our consumer portfolio by FICO. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $8.7 billion at March 31, 2018, and $8.5 billion at December 31, 2017.
Table 6.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage (1)	Real estate 1-4 family junior lien mortgage (1)	Credit card	Automobile	Other revolving credit and installment	Total
March 31, 2018
By FICO:
< 600	$4,674	1,601	3,407	8,546	828	19,056
600-639	3,405	1,223	2,915	5,161	862	13,566
640-679	6,717	2,274	5,352	6,936	1,906	23,185
680-719	14,313	4,604	7,304	8,049	3,397	37,667
720-759	27,119	6,007	7,808	7,215	4,947	53,096
760-799	54,227	6,918	6,065	6,036	6,223	79,469
800+	141,351	14,506	2,922	7,399	8,252	174,430
No FICO available	5,448	762	330	212	2,525	9,277
FICO not required	—	—	—	—	8,737	8,737
Government insured/guaranteed loans (1)	14,795	—	—	—	—	14,795
Total consumer loans (excluding PCI)	272,049	37,895	36,103	49,554	37,677	433,278
Total consumer PCI loans (carrying value)	10,609	25	—	—	—	10,634
Total consumer loans	$282,658	37,920	36,103	49,554	37,677	443,912
December 31, 2017
By FICO:
< 600	$5,145	1,768	3,525	8,858	863	20,159
600-639	3,487	1,253	3,101	5,615	904	14,360
640-679	6,789	2,387	5,690	7,696	1,959	24,521
680-719	14,977	4,797	7,628	8,825	3,582	39,809
720-759	27,926	6,246	8,097	7,806	5,089	55,164
760-799	55,590	7,323	6,372	6,468	6,257	82,010
800+	136,729	15,144	2,994	7,845	8,455	171,167
No FICO available	5,546	768	569	258	2,648	9,789
FICO not required	—	—	—	—	8,511	8,511
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 6.12 shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV due to industry data availability and portfolios acquired from or serviced by other institutions.

Table 6.12: Consumer Loans by LTV/CLTV

	March 31, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$135,883	15,854	151,737	133,902	16,301	150,203
60.01-80%	103,368	12,274	115,642	104,639	12,918	117,557
80.01-100%	14,297	6,179	20,476	13,924	6,580	20,504
100.01-120% (1)	1,757	2,245	4,002	1,868	2,427	4,295
> 120% (1)	715	902	1,617	783	1,008	1,791
No LTV/CLTV available	1,234	441	1,675	1,073	452	1,525
Government insured/guaranteed loans (2)	14,795	—	14,795	15,143	—	15,143
Total consumer loans (excluding PCI)	272,049	37,895	309,944	271,332	39,686	311,018
Total consumer PCI loans (carrying value)	10,609	25	10,634	12,722	27	12,749
Total consumer loans	$282,658	37,920	320,578	284,054	39,713	323,767

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.13: Nonaccrual Loans

(in millions)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$1,516	1,899
Real estate mortgage	755	628
Real estate construction	45	37
Lease financing	93	76
Total commercial	2,409	2,640
Consumer:
Real estate 1-4 family first mortgage (1)	4,053	4,122
Real estate 1-4 family junior lien mortgage	1,087	1,086
Automobile	117	130
Other revolving credit and installment	53	58
Total consumer	5,310	5,396
Total nonaccrual loans (excluding PCI)	$7,719	8,036

(1)	Includes MHFS of $137 million and $136 million at March 31, 2018, and December 31, 2017, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $5.9 billion and $6.3 billion at March 31, 2018 and December 31, 2017, respectively, which included $3.9 billion and $4.0 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 6: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $1.0 billion at March 31, 2018, and $1.4 billion at December 31, 2017, are not included in these past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2018	Dec 31, 2017
Total (excluding PCI):	$10,753	11,997
Less: FHA insured/guaranteed by the VA (1)(2)	9,786	10,934
Total, not government insured/guaranteed	$967	1,063
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$40	26
Real estate mortgage	23	23
Real estate construction	1	—
Total commercial	64	49
Consumer:
Real estate 1-4 family first mortgage (2)	164	219
Real estate 1-4 family junior lien mortgage (2)	48	60
Credit card	473	492
Automobile	113	143
Other revolving credit and installment	105	100
Total consumer	903	1,014
Total, not government insured/guaranteed	$967	1,063

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgages held for sale 90 days or more past due and still accruing.

IMPAIRED LOANS Table 6.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 6.15 includes trial modifications that totaled $198 million at March 31, 2018, and $194 million at December 31, 2017.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2018
Commercial:
Commercial and industrial	$3,182	2,231	1,978	432
Real estate mortgage	1,554	1,307	1,281	196
Real estate construction	105	61	54	8
Lease financing	177	144	144	33
Total commercial	5,018	3,743	3,457	669
Consumer:
Real estate 1-4 family first mortgage	13,692	11,934	4,888	618
Real estate 1-4 family junior lien mortgage	2,072	1,860	1,352	230
Credit card	386	386	386	139
Automobile	153	83	34	5
Other revolving credit and installment	146	138	127	33
Total consumer (2)	16,449	14,401	6,787	1,025
Total impaired loans (excluding PCI)	$21,467	18,144	10,244	1,694
December 31, 2017
Commercial:
Commercial and industrial	$3,577	2,568	2,310	462
Real estate mortgage	1,502	1,239	1,207	211
Real estate construction	95	54	45	9
Lease financing	132	99	89	23
Total commercial	5,306	3,960	3,651	705
Consumer:
Real estate 1-4 family first mortgage	14,020	12,225	6,060	770
Real estate 1-4 family junior lien mortgage	2,135	1,918	1,421	245
Credit card	356	356	356	136
Automobile	157	87	34	5
Other revolving credit and installment	136	128	117	29
Total consumer (2)	16,804	14,714	7,988	1,185
Total impaired loans (excluding PCI)	$22,110	18,674	11,639	1,890

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.4 billion at both March 31, 2018 and December 31, 2017, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 6: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $559 million and $579 million at March 31, 2018 and December 31, 2017, respectively.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 6.16: Average Recorded Investment in Impaired Loans

	Quarter ended March 31,
	2018		2017
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,404	36	3,675	33
Real estate mortgage	1,244	28	1,394	27
Real estate construction	58	1	84	1
Lease financing	129	—	119	—
Total commercial	3,835	65	5,272	61
Consumer:
Real estate 1-4 family first mortgage	12,073	172	14,132	190
Real estate 1-4 family junior lien mortgage	1,889	29	2,131	31
Credit card	370	10	302	8
Automobile	85	3	83	3
Other revolving credit and installment	133	2	106	2
Total consumer	14,550	216	16,754	234
Total impaired loans (excluding PCI)	$18,385	281	22,026	295
Interest income:
Cash basis of accounting		$81		78
Other (1)		200		217
Total interest income		$281		295

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $17.1 billion and $17.8 billion at March 31, 2018 and December 31, 2017, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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

Table 6.17 summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2018
Commercial:
Commercial and industrial	$—	9	488	497	6	1.07%	$9
Real estate mortgage	—	6	98	104	—	1.24	6
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	39	39	—	—	—
Total commercial	—	15	628	643	6	1.15	15
Consumer:
Real estate 1-4 family first mortgage	46	10	306	362	1	2.40	35
Real estate 1-4 family junior lien mortgage	1	8	28	37	1	2.22	9
Credit card	—	86	—	86	—	11.32	86
Automobile	1	4	14	19	9	6.48	4
Other revolving credit and installment	—	15	2	17	—	7.94	15
Trial modifications (6)	—	—	15	15	—	—	—
Total consumer	48	123	365	536	11	8.20	149
Total	$48	138	993	1,179	17	7.55%	$164
Quarter ended March 31, 2017
Commercial:
Commercial and industrial	$—	6	928	934	65	0.82%	$6
Real estate mortgage	—	14	181	195	—	1.00	14
Real estate construction	—	—	3	3	—	2.00	—
Lease financing	—	—	3	3	—	—	—
Total commercial	—	20	1,115	1,135	65	0.95	20
Consumer:
Real estate 1-4 family first mortgage	74	72	291	437	9	2.60	103
Real estate 1-4 family junior lien mortgage	13	21	23	57	6	2.95	24
Credit card	—	57	—	57	—	12.22	57
Automobile	1	3	12	16	7	6.42	3
Other revolving credit and installment	—	11	3	14	—	7.29	11
Trial modifications (6)	—	—	(17)	(17)	—	—	—
Total consumer	88	164	312	564	22	5.72	198
Total	$88	184	1,427	1,699	87	5.27%	$218

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $503 million and $657 million for the quarters ended March 31, 2018 and 2017, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $3 million and $9 million for the quarters ended March 31, 2018 and 2017, respectively.

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

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.18 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2018	2017
Commercial:
Commercial and industrial	$86	62
Real estate mortgage	26	21
Real estate construction	—	—
Total commercial	112	83
Consumer:
Real estate 1-4 family first mortgage	18	25
Real estate 1-4 family junior lien mortgage	5	4
Credit card	13	15
Automobile	3	3
Other revolving credit and installment	1	1
Total consumer	40	48
Total	$152	131

Purchased Credit-Impaired Loans
Substantially all of our PCI loans were acquired from Wachovia on December 31, 2008, at which time we acquired commercial and consumer loans with a carrying value of $18.7 billion and $40.1 billion, respectively. The unpaid principal balance on December 31, 2008 was $98.2 billion for the total of commercial and consumer PCI loans. Table 6.19 presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 6.19: PCI Loans

(in millions)	Mar 31, 2018	Dec 31, 2017
Total commercial	$75	86
Consumer:
Real estate 1-4 family first mortgage	10,609	12,722
Real estate 1-4 family junior lien mortgage	25	27
Total consumer	10,634	12,749
Total PCI loans (carrying value)	$10,709	12,835
Total PCI loans (unpaid principal balance)	$15,447	18,975

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 6.20. Changes during first quarter 2018 reflect an expectation, as a result of our quarterly evaluation of PCI cash flows, that prepayment of modified Pick-a-Pay loans will increase over their estimated weighted-average life and that expected loss has decreased as a result of reduced loan to value ratios and sustained higher housing prices. Changes during first quarter 2018 also reflect a $643 million gain on the sale of $1.6 billion Pick-a-Pay PCI loans.
Table 6.20: Change in Accretable Yield

(in millions)	Quarter ended March 31, 2018	2009-2017
Balance, beginning of period	$8,887	10,447
Change in accretable yield due to acquisitions	—	161
Accretion into interest income (1)	(314)	(16,983)
Accretion into noninterest income due to sales (2)	(643)	(801)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	340	11,597
Changes in expected cash flows that do not affect nonaccretable difference (3)	(1,406)	4,466
Balance, end of period	$6,864	8,887

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 6.21 provides a breakdown of commercial PCI loans by risk category.

Table 6.21: Commercial PCI Loans by Risk Category

(in millions)	Total
March 31, 2018
By risk category:
Pass	$6
Criticized	69
Total commercial PCI loans	$75
December 31, 2017
By risk category:
Pass	$8
Criticized	78
Total commercial PCI loans	$86

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.22 provides past due information for commercial PCI loans.
Table 6.22: Commercial PCI Loans by Delinquency Status

(in millions)	Total
March 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$74
30-89 DPD and still accruing	1
90+ DPD and still accruing	—
Total commercial PCI loans	$75
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$86
30-89 DPD and still accruing	—
90+ DPD and still accruing	—
Total commercial PCI loans	$86
CONSUMER PCI CREDIT QUALITY INDICATORS  Our consumer PCI loans were aggregated into several pools of loans at acquisition. Below, we have provided credit quality indicators based on the unpaid principal balance (adjusted for write-downs) of the individual loans included in the pool, but we have not allocated the remaining purchase accounting adjustments, which were established at a pool level. Table 6.23 provides the delinquency status of consumer PCI loans.

Table 6.23: Consumer PCI Loans by Delinquency Status -

	March 31, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$11,310	136	11,446	13,127	138	13,265
30-59 DPD and still accruing	1,044	6	1,050	1,317	8	1,325
60-89 DPD and still accruing	496	2	498	622	3	625
90-119 DPD and still accruing	221	2	223	293	2	295
120-179 DPD and still accruing	158	1	159	219	2	221
180+ DPD and still accruing	947	4	951	1,310	4	1,314
Total consumer PCI loans (adjusted unpaid principal balance)	$14,176	151	14,327	16,888	157	17,045
Total consumer PCI loans (carrying value)	$10,609	25	10,634	12,722	27	12,749

Table 6.24 provides FICO scores for consumer PCI loans.

Table 6.24: Consumer PCI Loans by FICO

	March 31, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$3,307	33	3,340	4,014	37	4,051
600-639	1,794	21	1,815	2,086	20	2,106
640-679	2,020	24	2,044	2,393	24	2,417
680-719	1,867	28	1,895	2,242	29	2,271
720-759	1,475	22	1,497	1,779	23	1,802
760-799	799	11	810	933	12	945
800+	456	7	463	468	6	474
No FICO available	2,458	5	2,463	2,973	6	2,979
Total consumer PCI loans (adjusted unpaid principal balance)	$14,176	151	14,327	16,888	157	17,045
Total consumer PCI loans (carrying value)	$10,609	25	10,634	12,722	27	12,749

Table 6.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.
Table 6.25: Consumer PCI Loans by LTV/CLTV

	March 31, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$7,095	46	7,141	8,010	45	8,055
60.01-80%	5,224	61	5,285	6,510	63	6,573
80.01-100%	1,540	31	1,571	1,975	35	2,010
100.01-120% (1)	260	9	269	319	10	329
> 120% (1)	56	3	59	73	3	76
No LTV/CLTV available	1	1	2	1	1	2
Total consumer PCI loans (adjusted unpaid principal balance)	$14,176	151	14,327	16,888	157	17,045
Total consumer PCI loans (carrying value)	$10,609	25	10,634	12,722	27	12,749

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 7: Equity Securities
Table 7.1 provides a summary of our equity securities by business purpose and accounting model, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 7.1: Equity Securities

	Mar 31,	Dec 31,
(in millions)	2018	2017
Held for trading at fair value:
Marketable equity securities	$25,327	30,004
Not held for trading:
Fair value:
Marketable equity securities (1)	4,931	4,356
Nonmarketable equity securities (2)	5,303	4,867
Total equity securities at fair value	10,234	9,223
Equity method:
LIHTC (3)	10,318	10,269
Private equity	3,840	3,839
Tax-advantaged renewable energy	1,822	1,950
New market tax credit and other	268	294
Total equity method	16,248	16,352
Other:
Federal bank stock and other at cost (4)	5,780	5,828
Private equity (5)	1,346	1,090
Total equity securities not held for trading	33,608	32,493
Total equity securities	$58,935	62,497

(1)	Includes $3.5 billion and $3.7 billion at March 31, 2018, and December 31, 2017, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)
Includes $5.0 billion and $4.9 billion at March 31, 2018, and December 31, 2017, respectively, related to investments in which we elected fair value option. See Note 15 (Fair Value of Assets and Liabilities) for additional information.

(3)	Represents low-income housing tax credit investments.

(4)	Includes $5.7 billion and $5.4 billion at March 31, 2018, and December 31, 2017, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(5)	Represents nonmarketable equity securities for which we have elected to account for the security under the measurement alternative.
Equity Securities Held for Trading
Equity securities held for trading purposes are marketable equity securities traded on organized exchanges. These securities, which are held as part of our customer accommodation trading activities, are carried at fair value with changes in fair value reflected in net gains from trading activities. More information on these activities can be found in Note 4 (Trading Activities) to Financial Statements in this Report.

Equity Securities Not Held for Trading
We also hold equity securities unrelated to trading activities. These securities include private equity and tax credit investments, securities held as economic hedges or to meet regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock). Equity securities not held for trading purposes are accounted for at either fair value, equity method, cost or the measurement alternative.

FAIR VALUE Equity securities accounted for using the fair value method are recorded at fair value with changes in fair value reflected in net gains from equity securities. Marketable equity securities held for purposes other than trading mostly consist of exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans and to a lesser extent other holdings of publicly traded equity securities held for investment purposes. Nonmarketable equity securities represent securities that do not have a readily determinable fair value for which we have elected to account for using the fair value method. Substantially all of these nonmarketable equity securities are economically hedged with equity derivatives.

EQUITY METHOD Under the equity method of accounting, we carry the security at cost adjusted for our share of the investee’s earnings less any impairment write-downs. Our equity method investments consist of tax credit and private equity securities, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In first quarter 2018, we recognized pre-tax losses of $280 million related to our LIHTC investments, compared with $230 million in first quarter 2017. These losses were recognized in other noninterest income. We also recognized total tax benefits of $359 million in first quarter 2018, which included tax credits recorded to income taxes of $290 million. In first quarter 2017, total tax benefits were $347 million, which included tax credits of $261 million. We are periodically required to provide additional financial support during the investment period. Our liability for unfunded commitments was $3.5 billion at March 31, 2018, and $3.6 billion at December 31, 2017. Substantially all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

OTHER The remaining portion of our nonmarketable equity securities portfolio consists of securities accounted for using the cost method or measurement alternative. Cost method securities are held at cost less impairment. If impaired, the carrying value is written down to fair value. The measurement alternative is similar to the cost method of accounting, except the carrying value is adjusted up or down to fair value through net gains from equity securities upon the occurrence of orderly observable transactions in the same or similar security of the same issuer. Impairment write-downs are recorded on these securities when the carrying value of these securities exceeds the fair value of the investment or we identify possible indicators of impairment.

Realized Gains and Losses
Table 7.2 provides a summary of the net gains and losses for equity securities. Gains and losses for securities held for trading are reported in net gains from trading activities.

Table 7.2: Net Gains (Losses) from Equity Securities

	Quarter ended March 31,
(in millions)	2018	2017
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$8	283
Nonmarketable equity securities	109	482
Total equity securities carried at fair value	117	765
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(20)	(76)
Net unrealized gains (losses) related to measurement alternative observable transactions	228	—
Net realized gains on sale	498	326
All other	18	29
Total nonmarketable equity securities not carried at fair value	724	279
Net gains (losses) from economic hedge derivatives (1)	(58)	(474)
Total net gains (losses) from equity securities	$783	570

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 7.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 7.2.
Table 7.3: Measurement Alternative

Quarter ended March 31,
(in millions)	2018
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$228
Gross unrealized losses due to observable price changes	—
Impairment write-downs	(7)
Realized net gains (losses) from sale	75
Total net gains (losses) recognized during the period	$296
Cumulative gains (losses) due to observable price changes (1):
Gross unrealized gains	$228
Gross unrealized losses	—

(1)	Cumulative balances are recorded for nonmarketable equity securities accounted for under the measurement alternative that are recognized on the balance sheet as of March 31, 2018.

Note 8: Other Assets
Table 8.1 presents the components of other assets.
Table 8.1: Other Assets

(in millions)	Mar 31, 2018	Dec 31, 2017
Corporate/bank-owned life insurance	$19,589	19,549
Accounts receivable (1)	37,322	39,127
Interest receivable	5,824	5,688
Core deposit intangibles	577	769
Customer relationship and other amortized intangibles	766	841
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	103	120
Non-government insured/guaranteed	239	252
Non-residential real estate	229	270
Operating lease assets	9,382	9,666
Due from customers on acceptances	196	177
Other	11,661	13,785
Total other assets	$85,888	90,244

(1)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. For more information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 10-K.

Note 9: Securitizations and Variable Interest Entities
Involvement with Special Purpose Entities (SPEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with SPEs, which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2017 Form 10-K.

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
Table 9.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 9.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
March 31, 2018
Cash	$—	111		—	111
Interest-earning deposits with banks	—	8		—	8
Debt securities:
Trading debt securities	2,011	—		200	2,211
Available-for-sale debt securities (1)	3,405	—		343	3,748
Held-to-maturity debt securities	502	—		—	502
Loans	2,766	13,007		106	15,879
Mortgage servicing rights	14,977	—		—	14,977
Derivative assets	124	—		—	124
Equity securities	10,683	28		—	10,711
Other assets	—	230		7	237
Total assets	34,468	13,384		656	48,508
Short-term borrowings	—	—		512	512
Derivative liabilities	45	4	(2)	—	49
Accrued expenses and other liabilities	245	127	(2)	10	382
Long-term debt	3,507	947	(2)	107	4,561
Total liabilities	3,797	1,078		629	5,504
Noncontrolling interests	—	31		—	31
Net assets	$30,671	12,275		27	42,973
December 31, 2017
Cash	$—	116		—	116
Interest-earning deposits with banks	—	371		—	371
Debt securities:
Trading debt securities	1,305	—		201	1,506
Available-for-sale debt securities (1)	3,288	—		358	3,646
Held-to-maturity debt securities	485	—		—	485
Loans	4,274	12,482		110	16,866
Mortgage servicing rights	13,628	—		—	13,628
Derivative assets	44	—		—	44
Equity securities	10,740	306		—	11,046
Other assets	—	342		6	348
Total assets	33,764	13,617		675	48,056
Short-term borrowings	—	—		522	522
Derivative liabilities	106	5	(2)	—	111
Accrued expenses and other liabilities	244	132	(2)	10	386
Long-term debt	3,590	1,479	(2)	111	5,180
Total liabilities	3,940	1,616		643	6,199
Noncontrolling interests	—	283		—	283
Net assets	$29,824	11,718		32	41,574

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Note 9: Securitizations and Variable Interest Entities (continued)

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include securitizations of residential mortgage loans, CRE loans, student loans, automobile loans and leases, certain dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, tax credit structures, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet in debt and equity securities, loans, MSRs, derivative assets and liabilities, other assets, other liabilities, and long-term debt, as appropriate.
Table 9.2 provides a summary of unconsolidated VIEs with which we have significant continuing involvement, but we are not the primary beneficiary. We do not consider our continuing involvement in an unconsolidated VIE to be significant when it relates to third-party sponsored VIEs for which we were not the transferor (unless we are servicer and have other significant forms of involvement) or if we were the sponsor only or sponsor and servicer but do not have any other forms of significant involvement.
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
Table 9.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
March 31, 2018
Residential mortgage loan securitizations:
Conforming (2)	$1,171,619	2,851	14,044	—	(190)	16,705
Other/nonconforming	13,057	552	68	—	—	620
Commercial mortgage securitizations	146,886	2,350	865	(43)	(35)	3,137
Collateralized debt obligations:
Debt securities	1,010	—	—	5	(20)	(15)
Loans (3)	—	—	—	—	—	—
Asset-based finance structures	2,192	1,749	—	—	—	1,749
Tax credit structures	32,270	11,345	—	—	(3,507)	7,838
Collateralized loan obligations	7	—	—	—	—	—
Investment funds	212	51	—	—	—	51
Other (4)	2,002	469	—	117	—	586
Total	$1,369,255	19,367	14,977	79	(3,752)	30,671
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,851	14,044	—	1,257	18,152
Other/nonconforming		552	68	—	—	620
Commercial mortgage securitizations		2,350	865	45	10,328	13,588
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Loans (3)		—	—	—	—	—
Asset-based finance structures		1,749	—	—	71	1,820
Tax credit structures		11,345	—	—	1,242	12,587
Collateralized loan obligations		—	—	—	—	—
Investment funds		51	—	—	—	51
Other (4)		469	—	134	157	760
Total		$19,367	14,977	184	13,075	47,603
(continued on following page)

(continued from previous page)

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2017
Residential mortgage loan securitizations:
Conforming (2)	$1,169,410	2,100	12,665	—	(190)	14,575
Other/nonconforming	14,175	598	73	—	—	671
Commercial mortgage securitizations	144,650	2,198	890	28	(34)	3,082
Collateralized debt obligations:
Debt securities	1,031	—	—	5	(20)	(15)
Loans (3)	1,481	1,443	—	—	—	1,443
Asset-based finance structures	2,333	1,867	—	—	—	1,867
Tax credit structures	31,852	11,258	—	—	(3,590)	7,668
Collateralized loan obligations	23	1	—	—	—	1
Investment funds	225	50	—	—	—	50
Other (4)	2,257	577	—	(95)	—	482
Total	$1,367,437	20,092	13,628	(62)	(3,834)	29,824
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,100	12,665	—	1,137	15,902
Other/nonconforming		598	73	—	—	671
Commercial mortgage securitizations		2,198	890	42	10,202	13,332
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Loans (3)		1,443	—	—	—	1,443
Asset-based finance structures		1,867	—	—	71	1,938
Tax credit structures		11,258	—	—	1,175	12,433
Collateralized loan obligations		1	—	—	—	1
Investment funds		50	—	—	—	50
Other (4)		577	—	120	157	854
Total		$20,092	13,628	167	12,762	46,649

(1)
Includes total equity interests of $10.7 billion at both March 31, 2018, and December 31, 2017. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.2 billion and $2.2 billion at March 31, 2018, and December 31, 2017, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

(3)
Represents senior loans to trusts that are collateralized by asset-backed securities. The trusts invested in senior tranches from a diversified pool of U.S. asset securitizations, of which all were current and 100% were rated as investment grade by the primary rating agencies at December 31, 2017. These senior loans were accounted for at amortized cost and were subject to the Company’s allowance and credit charge-off policies. The securitization was terminated in first quarter 2018.

(4)
Includes structured financing and credit-linked note structures. Also contains investments in auction rate securities (ARS) issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

In Table 9.2, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities, which is a required disclosure under GAAP, is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 8

(Securitizations and Variable Interest Entities) to Financial Statements in our 2017 Form 10-K.

INVESTMENT FUNDS Subsequent to adopting ASU 2015-02 (Amendments to the Consolidation Analysis) in first quarter 2016, we do not consolidate these investment funds because we do not hold variable interests that are considered significant to the funds.
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived was $13 million and $14 million in first quarter 2018 and 2017, respectively.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At March 31, 2018, we held $292 million of ARS issued by VIEs compared with $400 million at December 31, 2017. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.
We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

Note 9: Securitizations and Variable Interest Entities (continued)

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at March 31, 2018, and December 31, 2017, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.0 billion at both dates and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of

$2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

Loan Sales and Securitization Activity
We periodically transfer consumer and CRE loans and other types of financial assets in securitization and whole loan sale transactions. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the transferred financial assets. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these transfers we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. Table 9.3 presents the cash flows for our transfers accounted for as sales.
Table 9.3: Cash Flows From Sales and Securitization Activity

	2018		2017
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended March 31,
Proceeds from securitizations and whole loan sales	$50,587	—	58,257	21
Fees from servicing rights retained	845	—	854	—
Cash flows from other interests held (1)	185	—	834	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1	—	2	—
Agency securitizations (3)	33	—	23	—
Servicing advances, net of repayments	(36)	—	(142)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. First quarter 2018 and 2017 exclude $2.9 billion and $2.3 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools. These loans are predominantly insured by the FHA or guaranteed by the VA.

In first quarter 2018 and 2017, we recognized net gains of $700 million and $132 million, respectively, from transfers accounted for as sales of financial assets. These net gains predominantly relate to whole loans sales, commercial mortgage securitizations, and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during first quarter 2018 and 2017 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During first quarter 2018 and 2017, we transferred $47.3 billion and $55.5 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in first quarter 2018, we recorded a $533 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $3.8 billion, classified as Level 2, and a $3 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In first quarter 2017, we recorded a $546 million servicing asset, securities of $2.8 billion, and an $8 million liability.
Table 9.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 9.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2018	2017
Quarter ended March 31,
Prepayment speed (1)	9.6%	10.3
Discount rate	7.3	6.8
Cost to service ($ per loan) (2)	$117	134

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
During first quarter 2018 and 2017, we transferred $3.1 billion and $3.3 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales. These transfers resulted in gains of $69 million and $96 million for the same periods, respectively, because the loans were carried at lower of cost or market value (LOCOM). In connection with these transfers, in first quarter 2018, we recorded a servicing asset of $34 million, initially measured at fair value using a Level 3 measurement technique, and no securities. In first quarter 2017, we recorded a servicing asset of $45 million and no securities.

Retained Interests from Unconsolidated VIEs
Table 9.5 provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other interests held to immediate adverse changes in those assumptions. “Other interests held” relate to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA, FHLMC and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.
Table 9.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2018	$15,041	18	611	443
Expected weighted-average life (in years)	6.8	3.6	6.4	5.0
Key economic assumptions:
Prepayment speed assumption (3)	9.3%	18.3
Decrease in fair value from:
10% adverse change	$546	1
25% adverse change	1,298	2
Discount rate assumption	7.2%	15.4	3.8	3.5
Decrease in fair value from:
100 basis point increase	$729	—	42	18
200 basis point increase	1,394	1	71	36
Cost to service assumption ($ per loan)	136
Decrease in fair value from:
10% adverse change	451
25% adverse change	1,127
Credit loss assumption			8.0	—
Decrease in fair value from:
10% higher losses			13	—
25% higher losses			17	—
Fair value of interests held at December 31, 2017	$13,625	19	596	468
Expected weighted-average life (in years)	6.2	3.3	6.7	5.2
Key economic assumptions:
Prepayment speed assumption (3)	10.5%	20.0
Decrease in fair value from:
10% adverse change	$565	1
25% adverse change	1,337	2
Discount rate assumption	6.9%	14.8	4.1	3.1
Decrease in fair value from:
100 basis point increase	$652	—	32	20
200 basis point increase	1,246	1	61	39
Cost to service assumption ($ per loan)	143
Decrease in fair value from:
10% adverse change	467
25% adverse change	1,169
Credit loss assumption			1.8	—
Decrease in fair value from:
10% higher losses			—	—
25% higher losses			—	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $2.3 billion and $2.0 billion at March 31, 2018, and December 31, 2017, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest

Note 9: Securitizations and Variable Interest Entities (continued)

earned on deposit balances at March 31, 2018, and December 31, 2017, results in a decrease in fair value of $325 million and $278 million, respectively. See Note 10 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at March 31, 2018, and December 31, 2017. The carrying amount of the loan at March 31, 2018, and December 31, 2017, was $1.2 billion and $1.3 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $19 million and $25 million at March 31, 2018, and December 31, 2017, respectively.
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

Off-Balance Sheet Loans
Table 9.6 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (including servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 9.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended Mar 31,
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	2018	2017
Commercial:
Real estate mortgage	$101,784	100,875	2,622	2,839	10	295
Total commercial	101,784	100,875	2,622	2,839	10	295
Consumer:
Real estate 1-4 family first mortgage	1,122,010	1,126,208	11,823	13,393	116	200
Total consumer	1,122,010	1,126,208	11,823	13,393	116	200
Total off-balance sheet sold or securitized loans (2)	$1,223,794	1,227,083	14,445	16,232	126	495

(1)	Includes $1.2 billion of commercial foreclosed assets at both dates and $892 million and $879 million of consumer foreclosed assets at March 31, 2018, and December 31, 2017, respectively.

(2)
At March 31, 2018, and December 31, 2017, the table includes total loans of $1.1 trillion at both dates, delinquent loans of $7.9 billion and $9.1 billion, and foreclosed assets of $628 million and $619 million, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

Transactions with Consolidated VIEs and Secured Borrowings
Table 9.7 presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. Carrying values of “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.
Table 9.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
March 31, 2018
Secured borrowings:
Municipal tender option bond securitizations	$647	550	(522)	—	28
Residential mortgage securitizations	109	106	(107)	—	(1)
Total secured borrowings	756	656	(629)	—	27
Consolidated VIEs:
Commercial and industrial loans and leases	8,652	8,607	(420)	(10)	8,177
Nonconforming residential mortgage loan securitizations	2,386	2,092	(653)	—	1,439
Commercial real estate loans	2,594	2,594	—	—	2,594
Structured asset finance	7	5	(4)	—	1
Investment funds	24	24	—	—	24
Other	70	62	(1)	(21)	40
Total consolidated VIEs	13,733	13,384	(1,078)	(31)	12,275
Total secured borrowings and consolidated VIEs	$14,489	14,040	(1,707)	(31)	12,302
December 31, 2017
Secured borrowings:
Municipal tender option bond securitizations	$658	565	(532)	—	33
Residential mortgage securitizations	113	110	(111)	—	(1)
Total secured borrowings	771	675	(643)	—	32
Consolidated VIEs:
Commercial and industrial loans and leases	9,116	8,626	(915)	(29)	7,682
Nonconforming residential mortgage loan securitizations	2,515	2,212	(694)	—	1,518
Commercial real estate loans	2,378	2,378	—	—	2,378
Structured asset finance	10	6	(4)	—	2
Investment funds	305	305	(2)	(230)	73
Other	100	90	(1)	(24)	65
Total consolidated VIEs	14,424	13,617	(1,616)	(283)	11,718
Total secured borrowings and consolidated VIEs	$15,195	14,292	(2,259)	(283)	11,750
INVESTMENT FUNDS Subsequent to adopting ASU 2015-02 – Amendments to the Consolidation Analysis in first quarter 2016, we consolidate certain investment funds because we have both the power to manage fund assets and hold variable interests that are considered significant.
For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2017 Form 10-K.

Note 10: Mortgage Banking Activities (continued)

Note 10: Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations, sale activity and servicing.

We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. Table 10.1 presents the changes in MSRs measured using the fair value method.
Table 10.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2018	2017
Fair value, beginning of period	$13,625	12,959
Servicing from securitizations or asset transfers (1)	573	583
Sales and other (2)	(4)	(47)
Net additions	569	536
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	1,253	152
Servicing and foreclosure costs (4)	34	27
Prepayment estimates and other (5)	43	(5)
Net changes in valuation model inputs or assumptions	1,330	174
Changes due to collection/realization of expected cash flows over time	(483)	(461)
Total changes in fair value	847	(287)
Fair value, end of period	$15,041	13,208

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

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

Table 10.2 presents the changes in amortized MSRs.

Table 10.2: Analysis of Changes in Amortized MSRs

	Quarter ended March 31,
(in millions)	2018	2017
Balance, beginning of period	$1,424	1,406
Purchases	18	18
Servicing from securitizations or asset transfers	34	45
Amortization	(65)	(67)
Balance, end of period (1)	$1,411	1,402
Fair value of amortized MSRs:
Beginning of period	$2,025	1,956
End of period	2,307	2,051

(1)
Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) for multi-family properties and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs.

We present the components of our managed servicing portfolio in Table 10.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 10.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2018	Dec 31, 2017
Residential mortgage servicing:
Serviced for others	$1,201	1,209
Owned loans serviced	337	342
Subserviced for others	5	3
Total residential servicing	1,543	1,554
Commercial mortgage servicing:
Serviced for others	510	495
Owned loans serviced	125	127
Subserviced for others	10	9
Total commercial servicing	645	631
Total managed servicing portfolio	$2,188	2,185
Total serviced for others	$1,711	1,704
Ratio of MSRs to related loans serviced for others	0.96%	0.88

Table 10.4 presents the components of mortgage banking noninterest income.
Table 10.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2018	2017
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$916	907
Late charges		44	48
Ancillary fees		40	50
Unreimbursed direct servicing costs (1)		(94)	(123)
Net servicing fees		906	882
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	1,330	174
Changes due to collection/realization of expected cash flows over time		(483)	(461)
Total changes in fair value of MSRs carried at fair value		847	(287)
Amortization		(65)	(67)
Net derivative losses from economic hedges (3)	(B)	(1,220)	(72)
Total servicing income, net		468	456
Net gains on mortgage loan origination/sales activities		466	772
Total mortgage banking noninterest income		$934	1,228
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$110	102

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 10.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 14 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

Note 10: Mortgage Banking Activities (continued)

Table 10.5 summarizes the changes in our liability for mortgage loan repurchase losses. This liability is in “Accrued expenses and other liabilities” in our consolidated balance sheet and adjustments to the repurchase liability are recorded in net gains on mortgage loan origination/sales activities in “Mortgage banking” in our consolidated income statement.
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $166 million at March 31, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
Table 10.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended March 31,
(in millions)	2018	2017
Balance, beginning of period	$181	229
Provision for repurchase losses:
Loan sales	3	8
Change in estimate (1)	1	(8)
Net additions to provision	4	—
Losses	(4)	(7)
Balance, end of period	$181	222

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 11: Intangible Assets
Table 11.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 11.1: Intangible Assets

	March 31, 2018			December 31, 2017
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,928	(2,517)	1,411	3,876	(2,452)	1,424
Core deposit intangibles	12,834	(12,257)	577	12,834	(12,065)	769
Customer relationship and other intangibles	3,994	(3,228)	766	3,994	(3,153)	841
Total amortized intangible assets	$20,756	(18,002)	2,754	20,704	(17,670)	3,034
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$15,041			13,625
Goodwill	26,445			26,587
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 10 (Mortgage Banking Activities) for additional information on MSRs.

Table 11.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2018. Future amortization expense may vary from these projections.
Table 11.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Three months ended March 31, 2018 (actual)	$65	192	75	332
Estimate for the remainder of 2018	$202	577	223	1,002
Estimate for year ended December 31,
2019	229	—	116	345
2020	199	—	97	296
2021	172	—	82	254
2022	155	—	68	223
2023	128	—	59	187

(1)	The three months ended March 31, 2018 balance includes $2 million for lease intangible amortization.

Table 11.3 shows the allocation of goodwill to our reportable operating segments.
Table 11.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2016	$16,849	8,585	1,259	26,693
Reduction in goodwill related to divested businesses and other	—	(27)	—	(27)
March 31, 2017	$16,849	8,558	1,259	26,666
December 31, 2017	$16,849	8,455	1,283	26,587
Reduction in goodwill related to divested businesses and other	(142)	—	—	(142)
March 31, 2018	$16,707	8,455	1,283	26,445

We assess goodwill for impairment at a reporting unit level, which is one level below the operating segments. See Note 21 (Operating Segments) for further information on management reporting.

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of arrangements. For complete descriptions of our guarantees, see Note 14 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in our 2017 Form 10-K. Table 12.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.
Table 12.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
March 31, 2018
Standby letters of credit (1)	$38	14,930	7,984	2,891	554	26,359	8,501
Securities lending and other indemnifications (2)	—	—	—	2	1,028	1,030	2
Written put options (3)	(227)	15,044	12,739	3,748	891	32,422	20,462
Loans and MHFS sold with recourse (4)	51	169	537	1,172	9,208	11,086	8,289
Factoring guarantees (5)	—	814	—	—	—	814	715
Other guarantees	1	4	—	2	3,828	3,834	4
Total guarantees	$(137)	30,961	21,260	7,815	15,509	75,545	37,973
December 31, 2017
Standby letters of credit (1)	$39	15,357	7,908	3,068	645	26,978	8,773
Securities lending and other indemnifications (2)	—	—	—	2	809	811	2
Written put options (3)	(455)	14,758	12,706	3,890	1,038	32,392	19,087
Loans and MHFS sold with recourse (4)	51	165	533	934	9,385	11,017	8,155
Factoring guarantees (5)	—	747	—	—	—	747	668
Other guarantees	1	7	—	2	4,175	4,184	7
Total guarantees	$(364)	31,034	21,147	7,896	16,052	76,129	36,692

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $7.7 billion and $8.1 billion at March 31, 2018, and December 31, 2017, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $100 million and $92 million with related collateral of $929 million and $717 million at March 31, 2018, and December 31, 2017, respectively. Estimated maximum exposure to loss was $1.0 billion at March 31, 2018 and $809 million at December 31, 2017.

(3)
Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million of loans associated with these agreements in the first quarter 2018, and $1 million in the same period of 2017.

(5)
Consists of guarantees made under certain factoring arrangements to purchase trade receivables from third parties, generally upon their request, if receivable debtors default on their payment obligations.

“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Non-investment grade represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. Credit quality indicators we usually consider in evaluating risk of payments or performance are described in Note 6 (Loans and Allowance for Credit Losses).

Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in Table 12.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value for derivative-related products or the allowance for lending-related commitments, is more representative of our exposure to loss than maximum exposure to loss.

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 12.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $13.4 billion and $13.6 billion at March 31, 2018, and December 31, 2017, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $656 million and $675 million in assets pledged in transactions with VIE's accounted for as secured borrowings at March 31, 2018, and December 31, 2017, respectively. See Note 9 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 12.2: Pledged Assets

(in millions)	Mar 31, 2018	Dec 31, 2017
Held for trading:
Debt securities	$83,742	96,993
Equity securities	11,662	12,161
Total pledged assets held for trading (1)	95,404	109,154
Not held for trading:
Debt securities and other (2)	66,739	73,592
Mortgages held for sale and loans (3)	450,605	469,554
Total pledged assets not held for trading	517,344	543,146
Total pledged assets	$612,748	652,300

(1)
Consists of pledged assets held for trading of $43.3 billion and $41.9 billion at March 31, 2018, and December 31, 2017, respectively and off-balance sheet securities of $52.1 billion and $67.3 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total pledged assets held for trading includes $95.3 billion and $109.0 billion at March 31, 2018, and December 31, 2017, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $4.7 billion and $5.0 billion (fair value of $4.5 billion and $5.0 billion) in collateral for repurchase agreements at March 31, 2018, and December 31, 2017, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $7 million and $64 million in collateral pledged under repurchase agreements at March 31, 2018, and December 31, 2017, respectively, that permit the secured parties to sell or repledge the collateral. Substantially all other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgages held for sale of $1.0 billion and $2.6 billion at March 31, 2018, and December 31, 2017, respectively. Substantially all of the total mortgages held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.2 billion and $2.2 billion at March 31, 2018, and December 31, 2017, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and to a lesser extent through other bank entities. Most of our securities financing activities involve high quality, liquid securities such as U.S. Treasury securities and government agency securities, and to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

OFFSETTING OF RESALE AND REPURCHASE AGREEMENTS AND SECURITIES BORROWING AND LENDING AGREEMENTS Table 12.3 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings, and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
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

In addition to the amounts included in Table 12.3, we also have balance sheet netting related to derivatives that is disclosed in Note 14 (Derivatives).
Table 12.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Mar 31, 2018	Dec 31, 2017
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$108,479	121,135
Gross amounts offset in consolidated balance sheet (1)	(16,574)	(23,188)
Net amounts in consolidated balance sheet (2)	91,905	97,947
Collateral not recognized in consolidated balance sheet (3)	(91,396)	(96,829)
Net amount (4)	$509	1,118
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$96,911	111,488
Gross amounts offset in consolidated balance sheet (1)	(16,574)	(23,188)
Net amounts in consolidated balance sheet (6)	80,337	88,300
Collateral pledged but not netted in consolidated balance sheet (7)	(80,193)	(87,918)
Net amount (8)	$144	382

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At March 31, 2018, and December 31, 2017, includes $73.5 billion and $78.9 billion, respectively, classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements. Balance also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $18.4 billion and $19.0 billion, at March 31, 2018, and December 31, 2017, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At March 31, 2018, and December 31, 2017, we have received total collateral with a fair value of $118.2 billion and $130.8 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $52.7 billion at March 31, 2018, and $66.3 billion at December 31, 2017.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At March 31, 2018, and December 31, 2017, we have pledged total collateral with a fair value of $99.2 billion and $113.6 billion, respectively, of which, the counterparty does not have the right to sell or repledge $4.7 billion as of March 31, 2018 and $5.2 billion as of December 31, 2017.

(8)	Represents the amount of our obligation that is not covered by pledged collateral and/or is not subject to an enforceable MRA or MSLA.
REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction's maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks by the fact that most of our securities financing activities involve highly liquid securities, we underwrite and monitor the financial strength of our counterparties, we monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and we monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 12.4 provides the underlying collateral types of our gross obligations under repurchase and securities lending agreements.

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 12.4: Underlying Collateral Types of Gross Obligations

(in millions)	Mar 31, 2018	Dec 31, 2017
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$42,646	51,144
Securities of U.S. States and political subdivisions	29	92
Federal agency mortgage-backed securities	33,138	35,386
Non-agency mortgage-backed securities	1,194	1,324
Corporate debt securities	6,092	7,152
Asset-backed securities	2,121	2,034
Equity securities	826	838
Other	66	1,783
Total repurchases	86,112	99,753
Securities lending:
Securities of U.S. Treasury and federal agencies	102	186
Federal agency mortgage-backed securities	1	—
Corporate debt securities	471	619
Equity securities (1)	10,225	10,930
Total securities lending	10,799	11,735
Total repurchases and securities lending	$96,911	111,488

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 12.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2018
Repurchase agreements	$72,474	5,142	3,401	5,095	86,112
Securities lending	10,178	—	621	—	10,799
Total repurchases and securities lending (1)	$82,652	5,142	4,022	5,095	96,911
December 31, 2017
Repurchase agreements	$83,780	7,922	3,286	4,765	99,753
Securities lending	9,634	584	1,363	154	11,735
Total repurchases and securities lending (1)	$93,414	8,506	4,649	4,919	111,488

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of March 31, 2018, and December 31, 2017, we had commitments to purchase debt securities of $375 million and $194 million, and commitments to purchase equity securities of $2.5 billion and $2.2 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $6.3 billion and $2.8 billion as of March 31, 2018, and December 31, 2017, respectively.

The Parent will fully and unconditionally guarantee securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue.

Note 13: Legal Actions
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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases which make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings.
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company's compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and, as discussed below, certain mortgage interest rate lock extensions.

The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company's public disclosures. Former team members have also alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the dealer and, by assignment, the lender, which may result in refunds to customers in certain states. Allegations related to both the CPI and GAP programs are among the subjects of two shareholder derivative lawsuits, which were consolidated into one lawsuit in California state court. These and other issues related to the origination, servicing and/or collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations or examinations from federal and state government agencies. As the Company continues to centralize operations in its automobile lending business and tighten controls and oversight of third party risk management, the Company anticipates it may continue to identify and remediate issues related to historical practices concerning the origination, servicing and/or collection of consumer automobile loans.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts. A former team member has brought a state court action alleging retaliation for raising concerns about these procedures.
INADVERTENT CLIENT INFORMATION DISCLOSURE In July 2017, the Company inadvertently provided certain client information in response to a third-party subpoena issued in a civil litigation. The Company obtained permanent injunctions in New Jersey and New York state courts requiring the electronic data that contained the client information and all copies to be delivered to the New Jersey state court and the Company for safekeeping. The court has now returned the data to counsel for the Company. The Company has made voluntary self-disclosures to various state and federal regulatory agencies. Notifications have been sent to clients whose personal identifying data was contained in the inadvertent production.
INTERCHANGE LITIGATION  Plaintiffs representing a putative class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A.

Note 13: Legal Actions (continued)

and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. Several of the opt-out litigations were settled during the pendency of the Second Circuit appeal while others remain pending. Discovery is proceeding in the opt-out litigations and the remanded class cases.
MORTGAGE BANKRUPTCY LOAN MODIFICATION LITIGATION Plaintiffs, representing a putative class of mortgage borrowers who were debtors in Chapter 13 bankruptcy cases, filed a putative class action, Cotton, et al. v. Wells Fargo, et al., against Wells Fargo & Company and Wells Fargo Bank, N.A. in the United States Bankruptcy Court for the Western District of North Carolina on June 7, 2017. Plaintiffs allege that Wells Fargo improperly and unilaterally modified the mortgages of borrowers who were debtors in Chapter 13 bankruptcy cases. Plaintiffs allege that Wells Fargo implemented these modifications by improperly filing mortgage payment change notices in Chapter 13 bankruptcy cases, in violation of bankruptcy rules and process. The amended complaint asserts claims based on, among other things, alleged fraud, violations of bankruptcy rules and laws, and unfair and deceptive trade practices. The amended complaint seeks monetary damages, attorneys’ fees, and declaratory and injunctive relief.

MORTGAGE INTEREST RATE LOCK RELATED REGULATORY INVESTIGATION On April 20, 2018, the Company entered into consent orders with the OCC and CFPB to resolve, among other things, investigations by the agencies into the Company's compliance risk management program and its past practices involving certain automobile CPI policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. On October 4, 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The Company is named in a putative class action, filed in the United States District Court for the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding mortgage interest rate lock extension practices. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits filed in California state court. This matter has also subjected the Company to formal or informal inquiries, investigations or examinations from other federal and state government agencies.
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
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (the “Institutional Investor Plaintiffs”), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (the “Federal Court Complaint”). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleges that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs seek money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York (the “Related Federal Cases”), and the various cases pending against Wells Fargo are proceeding before the same judge. On January 19, 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (the “Dismissed Trusts”). The Company's motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint. The investment advisors have moved to dismiss those complaints. On April 17, 2018, the court denied class certification in the Related Federal Case brought by Royal Park Investments SA/NV (Royal Park).
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
In July 2017, certain of the plaintiffs from the State Court Action filed a civil complaint relating to Wells Fargo Bank,

N.A.'s setting aside reserves for legal fees and expenses in connection with the liquidation of eleven RMBS trusts at issue in the State Court Action. The complaint seeks, among other relief, declarations that Wells Fargo Bank, N.A. is not entitled to indemnification, the advancement of funds or the taking of reserves from trust funds for legal fees and expenses it incurs in defending the claims in the State Court Action. In November 2017, the Company's motion to dismiss the complaint was granted. Plaintiffs filed a notice of appeal in January 2018. In September 2017, Royal Park filed a similar complaint in the Southern District of New York seeking declaratory and injunctive relief and money damages on an individual and class action basis.
SALES PRACTICES MATTERS Federal, state and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission and the United States Department of Labor, and state attorneys general and prosecutors’ offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain sales practices of the Company that were the subject of settlements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing and has discussed the resolution of some of the matters.
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. Pursuant to the settlement, the Company will pay $142 million for remediation, attorneys’ fees, and settlement fund claims administration. In the unlikely event that the $142 million settlement total is not enough to provide remediation, pay attorneys' fees, pay settlement fund claims administration costs, and have at least $25 million left over to distribute to all class members, the Company will contribute additional funds to the settlement. In addition, in the unlikely event that the number of unauthorized accounts identified by settlement class members in the claims process and not disputed by the claims administrator exceeds plaintiffs’ 3.5 million account estimate, the Company will proportionately increase the $25 million reserve so that the ratio of reserve to unauthorized accounts is no less than what was implied by plaintiffs’ estimate at the time of the district court’s preliminary approval of the settlement in July 2017. A final approval hearing has been scheduled for May 30, 2018. Second, Wells Fargo shareholders are pursuing a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company has reached an agreement in principle to resolve this matter pursuant to which the Company will pay $480 million. The amount was fully accrued as of March 31, 2018. The agreement in principle is subject to

Note 13: Legal Actions (continued)

confirmatory discovery by the plaintiff and final approval by the court. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged failure to detect and prevent sales practices issues, which were consolidated into two separate actions in the United States District Court for the Northern District of California and California state court. Additional lawsuits asserting similar claims are pending in Delaware state court. Fourth, multiple employment litigation matters have been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants; a class action pending in the United States District Court for the Northern District of California on behalf of team members who allege that they protested sales practice misconduct and/or were terminated for not meeting sales goals; various wage and hour class actions brought in federal and state court in California, New Jersey, Florida, and Pennsylvania on behalf of non-exempt branch based team members alleging that sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
SEMINOLE TRIBE TRUSTEE LITIGATION The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In December 2016, the Company filed a motion to dismiss the amended complaint on the grounds that the Tribe is a necessary party and that the individual beneficiaries lack standing to bring claims.

OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.6 billion as of March 31, 2018. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of either the mortgage related regulatory investigations or the sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 14: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading, or other purposes. For more information on our derivative activities, see Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K.

Table 14.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which interest and other payments are determined.
Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2018			December 31, 2017
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$165,802	2,387	724	209,677	2,492	1,092
Foreign exchange contracts (1)	31,720	1,769	742	34,135	1,482	1,137
Total derivatives designated as qualifying hedging instruments		4,156	1,466		3,974	2,229
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	197,432	287	416	220,558	159	201
Equity contracts	12,978	1,058	69	12,315	716	138
Foreign exchange contracts	15,373	84	205	15,976	78	309
Credit contracts – protection purchased	211	42	—	111	37	—
Subtotal		1,471	690		990	648
Customer accommodation trading and
other derivatives:
Interest rate contracts	7,560,715	14,173	14,855	6,434,673	14,979	14,179
Commodity contracts	70,455	2,575	1,457	62,530	2,354	1,335
Equity contracts	231,036	6,765	7,708	213,750	6,291	8,363
Foreign exchange contracts	349,850	6,885	6,140	362,896	7,413	7,122
Credit contracts – protection sold	8,826	118	197	9,021	147	214
Credit contracts – protection purchased	17,559	191	159	17,406	207	208
Subtotal		30,707	30,516		31,391	31,421
Total derivatives not designated as hedging instruments		32,178	31,206		32,381	32,069
Total derivatives before netting		36,334	32,672		36,355	34,298
Netting (3)		(24,867)	(24,789)		(24,127)	(25,502)
Total		$11,467	7,883		12,228	8,796

(1)
Notional amounts presented exclude $0 million and $500 million of interest rate contracts at March 31, 2018, and December 31, 2017, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at March 31, 2018, and December 31, 2017, excludes $12.0 billion and $13.5 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 14.2 for further information.

Note 14: Derivatives (continued)

Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $31.8 billion and $29.6 billion of gross derivative assets and liabilities, respectively, at March 31, 2018, and $30.0 billion and $29.9 billion, respectively, at December 31, 2017, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $4.5 billion and $3.1 billion, respectively, at March 31, 2018, and $6.4 billion and $4.4 billion, respectively, at December 31, 2017, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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
The “Net amounts” column within Table 14.2 represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in over-the-counter markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. The percentage of our bilateral derivative transactions outstanding at period end in such markets, based on gross fair value, is provided within the following table. Other derivative contracts executed in over-the-counter or exchange-traded markets are settled through a central clearing organization and are excluded from this percentage. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments).

Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
March 31, 2018
Derivative assets
Interest rate contracts	$16,847	(11,407)	5,440	(91)	5,349	98%
Commodity contracts	2,575	(1,032)	1,543	(3)	1,540	87
Equity contracts	7,823	(5,997)	1,826	(559)	1,267	77
Foreign exchange contracts	8,738	(6,134)	2,604	(226)	2,378	100
Credit contracts – protection sold	118	(115)	3	—	3	11
Credit contracts – protection purchased	233	(182)	51	(1)	50	89
Total derivative assets	$36,334	(24,867)	11,467	(880)	10,587
Derivative liabilities
Interest rate contracts	$15,995	(12,449)	3,546	(755)	2,791	97%
Commodity contracts	1,457	(744)	713	—	713	69
Equity contracts	7,777	(5,220)	2,557	(247)	2,310	82
Foreign exchange contracts	7,087	(6,035)	1,052	(124)	928	100
Credit contracts – protection sold	197	(192)	5	(5)	—	84
Credit contracts – protection purchased	159	(149)	10	—	10	9
Total derivative liabilities	$32,672	(24,789)	7,883	(1,131)	6,752
December 31, 2017
Derivative assets
Interest rate contracts	$17,630	(11,929)	5,701	(145)	5,556	99%
Commodity contracts	2,354	(966)	1,388	(4)	1,384	88
Equity contracts	7,007	(4,233)	2,774	(596)	2,178	76
Foreign exchange contracts	8,973	(6,656)	2,317	(25)	2,292	100
Credit contracts – protection sold	147	(145)	2	—	2	10
Credit contracts – protection purchased	244	(198)	46	(3)	43	89
Total derivative assets	$36,355	(24,127)	12,228	(773)	11,455
Derivative liabilities
Interest rate contracts	$15,472	(13,226)	2,246	(1,078)	1,168	99%
Commodity contracts	1,335	(648)	687	(1)	686	76
Equity contracts	8,501	(4,041)	4,460	(400)	4,060	85
Foreign exchange contracts	8,568	(7,189)	1,379	(204)	1,175	100
Credit contracts – protection sold	214	(204)	10	(9)	1	85
Credit contracts – protection purchased	208	(194)	14	—	14	9
Total derivative liabilities	$34,298	(25,502)	8,796	(1,692)	7,104

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $283 million and $245 million related to derivative assets and $132 million and $95 million related to derivative liabilities at March 31, 2018, and December 31, 2017, respectively. Cash collateral totaled $3.7 billion and $3.7 billion, netted against derivative assets and liabilities, respectively, at March 31, 2018, and $2.7 billion and $4.2 billion, respectively, at December 31, 2017.

(2)
Represents the fair value of non-cash collateral pledged and received against derivative assets and liabilities with the same counterparty that are subject to enforceable master netting arrangements. U.S. GAAP does not permit netting of such non-cash collateral balances in the consolidated balance sheet but requires disclosure of these amounts.

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

Note 14: Derivatives (continued)

Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgages held for sale.
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans and paid on certain floating-rate debt due to changes in the contractually specified interest rate.
We estimate $309 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2018, will be reclassified into net interest income during the next twelve months. Our cash flow hedges matured early in the second quarter 2018 and therefore we are no longer hedging our floating-rate loans or debt liabilities. For more information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K.
Table 14.3 shows the net gains (losses) related to derivatives in fair value and cash flow hedging relationships.

Table 14.3: Gains (Losses) Recognized in Consolidated Statement of Income on Fair Value and Cash Flow Hedging Relationships

	Net interest income					Noninterest Income
(in millions)	Debt securities	Loans	Mortgages held for sale	Deposits	Long-term debt	Other	Total
Quarter ended March 31, 2018
Total amounts presented in the consolidated statement of income	$3,414	10,579	179	(1,090)	(1,576)	602	12,108

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(82)	—	(1)	(5)	171	—	83
Recognized on derivatives	950	1	6	(149)	(2,393)	—	(1,585)
Recognized on hedged items	(968)	(1)	(8)	141	2,334	—	1,498
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	5	—	—	—	(80)	—	(75)
Recognized on derivatives (3)	4	—	—	—	(171)	660	493
Recognized on hedged items	(3)	—	—	—	109	(627)	(521)
Net income (expense) recognized on fair value hedges	(94)	—	(3)	(13)	(30)	33	(107)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(60)	—	—	—	—	(60)
Net income (expense) recognized on cash flow hedges	$—	(60)	—	—	—	—	(60)
(continued on following page)

(continued from previous page)
	Net interest income					Noninterest Income
(in millions)	Debt securities	Loans	Mortgages held for sale	Deposits	Long-term debt	Other	Total
Quarter ended March 31, 2017
Total amounts of line items presented in the consolidated statement of income	$3,173	10,141	182	(536)	(1,147)	374	12,187

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(131)	(1)	(1)	12	415	—	294
Recognized on derivatives	126	1	(2)	(8)	(556)	—	(439)
Recognized on hedged items	(141)	(1)	—	10	556	—	424
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	4	—	—	—	(33)	—	(29)
Recognized on derivatives (3)	6	—	—	—	(47)	375	334
Recognized on hedged items	(3)	—	—	—	83	(340)	(260)
Net income (expense) recognized on fair value hedges	(139)	(1)	(3)	14	418	35	324

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	205	—	—	(3)	—	202
Net income (expense) recognized on cash flow hedges	$—	205	—	—	(3)	—	202

(1)
Includes $7 million and $5 million for first quarter 2018 and 2017, respectively, which represents changes in fair value due to the passage of time associated with the non-zero fair value amount at hedge inception.

(2)
Includes $0 million, and $(1) million for first quarter 2018 and 2017, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency debt securities and long-term debt that were excluded from the assessment of hedge effectiveness.

(3)
For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. See Note 20 (Other Comprehensive Income) for the amounts recognized in other comprehensive income.

(4)	See Note 20 (Other Comprehensive Income) for details of amounts reclassified to net income.
Table 14.4 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.4: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
March 31, 2018
Available-for-sale debt securities (5)	$31,023	(301)	4,916	288
Loans	135	(1)	—	—
Mortgages held for sale	822	1	—	—
Deposits	(29,564)	298	—	—
Long-term debt	(125,876)	265	(805)	13
December 31, 2017
Available-for-sale debt securities (5)	32,498	870	5,221	343
Loans	140	(1)	—	—
Mortgages held for sale	465	(1)	—	—
Deposits	(23,679)	158	—	—
Long-term debt	(128,950)	(2,154)	(1,953)	16

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $1.5 billion and $(7.4) billion for long-term debt as of March 31, 2018 and $1.5 billion for debt securities and for long-term debt is $(7.7) billion as of December 31, 2017.

(3)
The balance includes $1.7 billion and $266 million of debt securities and long-term debt cumulative basis adjustments as of March 31, 2018, respectively, and $2.1 billion and $297 million of debt securities and long-term debt cumulative basis adjustments, respectively as of December 31, 2017, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

(4)
Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.

(5)	Carrying amount represents the amortized cost.

Note 14: Derivatives (continued)

Derivatives Not Designated as Hedging Instruments
We use economic hedge derivatives to hedge the risk of changes in the fair value of certain residential MHFS, certain loans held for investment, residential MSRs measured at fair value, derivative loan commitments and other interests held. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by mismatches between the changes in fair value of the hedged item and hedging instrument recognized on our fair value accounting hedges. The resulting gain or loss on these economic hedge derivatives is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $(1.2) billion in first quarter 2018 and $(72) million in first quarter 2017, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $13 million at March 31, 2018, and net asset of $89 million at December 31,

2017. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.
Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net positive fair value of $37 million and $17 million at March 31, 2018, and December 31, 2017, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 14.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K. Table 14.5 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.5: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended March 31, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(595)	—	—	9	(586)
Equity contracts	—	(58)	—	—	(58)
Foreign exchange contracts	—	—	—	(159)	(159)
Credit contracts	—	—	—	4	4
Subtotal (2)	(595)	(58)	—	(146)	(799)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(259)	—	385	—	126
Equity contracts	—	—	459	(195)	264
Foreign exchange contracts	—	—	310	—	310
Credit contracts	—	—	10	—	10
Commodity contracts	—	—	39	—	39
Other	—	—	—	—	—
Subtotal	(259)	—	1,203	(195)	749
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(854)	(58)	1,203	(341)	(50)

(continued on following page)

(continued from previous page)
	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended March 31, 2017
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(9)	—	—	6	(3)
Equity contracts	—	(474)	—	(7)	(481)
Foreign exchange contracts	—	—	—	(87)	(87)
Credit contracts	—	—	—	4	4
Subtotal (2)	(9)	(474)	—	(84)	(567)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	193	—	45	—	238
Equity contracts	—	—	(1,109)	—	(1,109)
Foreign exchange contracts	—	—	179	—	179
Credit contracts	—	—	(15)	—	(15)
Commodity contracts	—	—	60	—	60
Other	—	—	12	—	12
Subtotal	193	—	(828)	—	(635)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$184	(474)	(828)	(84)	(1,202)

(1)	Includes gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgages held for sale.

(2)	Includes hedging gains of $28 million and $2 million for first quarter 2018 and 2017, respectively, which partially offset hedge accounting ineffectiveness.

(3)	Amounts presented in mortgage banking noninterest income are gains on interest rate lock commitments.

Note 14: Derivatives (continued)

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
Table 14.6 provides details of sold and purchased credit
derivatives.
Table 14.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
March 31, 2018
Credit default swaps on:
Corporate bonds	$34	2,152	531	1,669	483	988	2018 - 2027
Structured products	78	184	179	166	18	124	2022 - 2047
Credit protection on:
Default swap index	—	2,225	525	395	1,830	3,458	2018 - 2028
Commercial mortgage-backed securities index	75	444	164	421	23	47	2047 - 2058
Asset-backed securities index	10	43	43	43	—	1	2045 - 2046
Other	—	3,778	3,674	—	3,778	10,458	2018 - 2031
Total credit derivatives	$197	8,826	5,116	2,694	6,132	15,076
December 31, 2017
Credit default swaps on:
Corporate bonds	$35	2,007	510	1,575	432	946	2018 - 2027
Structured products	86	267	252	232	35	153	2022 - 2047
Credit protection on:
Default swap index	—	2,626	540	308	2,318	3,932	2018 - 2027
Commercial mortgage-backed securities index	83	423	—	401	22	87	2047 - 2058
Asset-backed securities index	9	42	—	42	—	1	2045 - 2046
Other	1	3,656	3,306	—	3,656	9,840	2018 - 2031
Total credit derivatives	$214	9,021	4,608	2,558	6,463	14,959

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $7.3 billion at March 31, 2018, and $8.3 billion at December 31, 2017, for which we posted $5.9 billion and $7.1 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, on March 31, 2018, or December 31, 2017, we would have been required to post additional collateral of $1.3 billion or $1.2 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 15: Fair Values of Assets and Liabilities (continued)

Note 15: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 15.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting, measurement alternative accounting for nonmarketable equity securities or write-downs of individual assets. Assets recorded on a nonrecurring basis are presented in Table 15.10 in this Note.
See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2017 Form 10-K.

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

We do not classify an equity security in the fair value hierarchy if we use the non-published net asset value (NAV) per share (or its equivalent) that has been communicated to us as an investor as a practical expedient to measure fair value. We generally use NAV per share as the fair value measurement for certain nonmarketable equity fund investments. Marketable equity securities with published NAVs continue to be classified in the fair value hierarchy.
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third-party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2017 Form 10-K. Table 15.1 presents unadjusted fair value measurements provided by brokers or third-party pricing services by fair value hierarchy level. Fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from Table 15.1.

Table 15.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
March 31, 2018
Trading debt securities	$—	—	—	105	229	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,362	2,917	—
Securities of U.S. states and political subdivisions	—	—	—	—	47,951	44
Mortgage-backed securities	—	33	—	—	165,656	67
Other debt securities (1)	—	231	1,077	—	46,288	139
Total available-for-sale debt securities	—	264	1,077	3,362	262,812	250
Equity securities:
Marketable	—	—	—	—	225	—
Nonmarketable	—	—	—	—	2	293
Total equity securities	—	—	—	—	227	293
Derivative assets	—	—	—	17	—	—
Derivative liabilities	—	—	—	(17)	—	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2017
Trading debt securities	$—	—	—	926	215	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,389	2,930	—
Securities of U.S. states and political subdivisions	—	—	—	—	50,401	49
Mortgage-backed securities	—	33	—	—	168,948	75
Other debt securities (1)	—	307	1,158	—	44,465	22
Total available-for-sale debt securities	—	340	1,158	3,389	266,744	146
Equity securities:
Marketable	—	—	—	—	227	—
Nonmarketable	—	—	—	—	—	—
Total equity securities	—	—	—	—	227	—
Derivative assets	—	—	—	19	—	—
Derivative liabilities	—	—	—	(19)	—	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Note 15: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 15.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
March 31, 2018
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$13,419	2,720	—		—		16,139
Securities of U.S. states and political subdivisions	—	3,434	3		—		3,437
Collateralized loan obligations	—	645	316		—		961
Corporate debt securities	—	12,377	34		—		12,411
Mortgage-backed securities	—	25,755	—		—		25,755
Asset-backed securities	—	1,132	—		—		1,132
Other trading debt securities	—	13	18		—		31
Total trading debt securities	13,419	46,076	371		—		59,866
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	3,362	2,917	—		—		6,279
Securities of U.S. states and political subdivisions	—	49,026	617		—		49,643
Mortgage-backed securities:
Federal agencies	—	156,814	—		—		156,814
Residential	—	4,473	1		—		4,474
Commercial	—	4,723	67		—		4,790
Total mortgage-backed securities	—	166,010	68		—		166,078
Corporate debt securities	54	6,719	410		—		7,183
Collateralized loan and other debt obligations (1)	—	35,707	1,045		—		36,752
Asset-backed securities:
Automobile loans and leases	—	572	—		—		572
Home equity loans	—	146	—		—		146
Other asset-backed securities	—	4,501	501		—		5,002
Total asset-backed securities	—	5,219	501		—		5,720
Other debt securities	—	1	—		—		1
Total available-for-sale debt securities	3,416	265,599	2,641	(2)	—		271,656
Mortgages held for sale	—	12,909	950		—		13,859
Loans held for sale	—	1,695	—		—		1,695
Loans	—	—	352		—		352
Mortgage servicing rights (residential)	—	—	15,041		—		15,041
Derivative assets:
Interest rate contracts	20	16,728	99		—		16,847
Commodity contracts	—	2,547	28		—		2,575
Equity contracts	1,795	4,562	1,466		—		7,823
Foreign exchange contracts	17	8,707	14		—		8,738
Credit contracts	—	231	120		—		351
Netting	—	—	—		(24,867)	(3)	(24,867)
Total derivative assets	1,832	32,775	1,727		(24,867)		11,467
Equity securities - excluding securities at NAV:
Marketable	29,705	553	—		—		30,258
Nonmarketable	—	52	5,219		—		5,271
Total equity securities	$29,705	605	5,219		—		35,529
Total assets included in the fair value hierarchy	$48,372	359,659	26,301		(24,867)		409,465
Equity securities at NAV (4)							32
Total assets recorded at fair value							$409,497
Derivative liabilities:
Interest rate contracts	$(20)	(15,868)	(107)		—		(15,995)
Commodity contracts	—	(1,439)	(18)		—		(1,457)
Equity contracts	(1,391)	(4,598)	(1,788)		—		(7,777)
Foreign exchange contracts	(17)	(7,057)	(13)		—		(7,087)
Credit contracts	—	(277)	(79)		—		(356)
Netting	—	—	—		24,789	(3)	24,789
Total derivative liabilities	(1,428)	(29,239)	(2,005)		24,789		(7,883)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(14,243)	(570)	—		—		(14,813)
Mortgage back securities	—	(18)	—		—		(18)
Corporate debt securities	—	(5,962)	—		—		(5,962)
Equity securities	(2,459)	(51)	—		—		(2,510)
Other securities	—	—	—		—		—
Total short sale liabilities	(16,702)	(6,601)	—		—		(23,303)
Other liabilities	—	—	(2)		—		(2)
Total liabilities recorded at fair value	$(18,130)	(35,840)	(2,007)		24,789		(31,188)

(1)	Includes collateralized debt obligations of $1.0 billion.

(2)
Balance primarily consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 14 (Derivatives) for additional information.

(4)	Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2017
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$12,491	2,383	—		—		14,874
Securities of U.S. states and political subdivisions	—	3,732	3		—		3,735
Collateralized loan obligations	—	565	354		—		919
Corporate debt securities	—	11,760	31		—		11,791
Mortgage-backed securities	—	25,273	—		—		25,273
Asset-backed securities	—	993	—		—		993
Other trading debt securities	—	20	19		—		39
Total trading debt securities	12,491	44,726	407		—		57,624
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	3,389	2,930	—		—		6,319
Securities of U.S. states and political subdivisions	—	50,401	925		—		51,326
Mortgage-backed securities:
Federal agencies	—	160,219	—		—		160,219
Residential	—	4,607	1		—		4,608
Commercial	—	4,490	75		—		4,565
Total mortgage-backed securities	—	169,316	76		—		169,392
Corporate debt securities	56	7,203	407		—		7,666
Collateralized loan and other debt obligations (1)	—	35,036	1,020		—		36,056
Asset-backed securities:
Automobile loans and leases	—	553	—		—		553
Home equity loans	—	149	—		—		149
Other asset-backed securities	—	4,380	566		—		4,946
Total asset-backed securities	—	5,082	566		—		5,648
Other debt securities	—	—	—		—		—
Total available-for-sale debt securities	3,445	269,968	2,994	(2)	—		276,407
Mortgages held for sale	—	15,118	998		—		16,116
Loans held for sale	—	1,009	14		—		1,023
Loans	—	—	376		—		376
Mortgage servicing rights (residential)	—	—	13,625		—		13,625
Derivative assets:
Interest rate contracts	17	17,479	134		—		17,630
Commodity contracts	—	2,318	36		—		2,354
Equity contracts	1,698	3,970	1,339		—		7,007
Foreign exchange contracts	19	8,944	10		—		8,973
Credit contracts	—	269	122		—		391
Netting	—	—	—		(24,127)	(3)	(24,127)
Total derivative assets	1,734	32,980	1,641		(24,127)		12,228
Equity securities - excluding securities at NAV:
Marketable	33,931	429	—		—		34,360
Nonmarketable	—	46	4,821		—		4,867
Total equity securities	$33,931	475	4,821		—		39,227
Total assets included in the fair value hierarchy	$51,601	364,276	24,876		(24,127)		416,626
Equity securities at NAV (4)							—
Total assets recorded at fair value							$416,626
Derivative liabilities:
Interest rate contracts	$(17)	(15,392)	(63)		—		(15,472)
Commodity contracts	—	(1,318)	(17)		—		(1,335)
Equity contracts	(1,313)	(5,338)	(1,850)		—		(8,501)
Foreign exchange contracts	(19)	(8,546)	(3)		—		(8,568)
Credit contracts	—	(336)	(86)		—		(422)
Netting	—	—	—		25,502	(3)	25,502
Total derivative liabilities	(1,349)	(30,930)	(2,019)		25,502		(8,796)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(10,420)	(568)	—		—		(10,988)
Corporate debt securities	—	(4,986)	—		—		(4,986)
Equity securities	(2,168)	(45)	—		—		(2,213)
Other securities	—	(285)	—		—		(285)
Total short sale liabilities	(12,588)	(5,884)	—		—		(18,472)
Other liabilities	—	—	(3)		—		(3)
Total liabilities recorded at fair value	$(13,937)	(36,814)	(2,022)		25,502		(27,271)

(1)	Includes collateralized debt obligations of $1.0 billion.

(2)
Balance primarily consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 14 (Derivatives) for additional information.

(4)	Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

Note 15: Fair Values of Assets and Liabilities (continued)

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
Transfers into and out of Level 1, Level 2, and Level 3 are provided within Table 15.3 for the periods presented. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred.
Table 15.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended March 31, 2018
Trading debt securities	$—	—	—	—	—	—	—
Available-for-sale debt securities	—	—	269	—	—	(269)	—
Mortgages held for sale	—	—	3	(15)	15	(3)	—
Loans held for sale	—	—	—	—	—	—	—
Equity securities	—	(11)	11	(4)	4	—	—
Net derivative assets and liabilities (2)	—	—	(49)	—	—	49	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	(11)	234	(19)	19	(223)	—
Quarter ended March 31, 2017
Trading debt securities	$—	—	1	(3)	3	(1)	—
Available-for-sale debt securities	—	—	72	(5)	5	(72)	—
Mortgages held for sale	—	—	1	(42)	42	(1)	—
Loans held for sale	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—
Net derivative assets and liabilities (2)	—	—	3	22	(22)	(3)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	77	(28)	28	(77)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2018, are presented in Table 15.4.
Table 15.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended ended March 31, 2018

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	354	2	—	(40)	—	—	316	16
Corporate debt securities	31	—	—	3	—	—	34	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	19	(1)	—	—	—	—	18	—
Total trading debt securities	407	1	—	(37)	—	—	371	16	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	925	4	(2)	(41)	—	(269)	617	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	75	1	(1)	(8)	—	—	67	—
Total mortgage-backed securities	76	1	(1)	(8)	—	—	68	—
Corporate debt securities	407	1	3	(1)	—	—	410	—
Collateralized loan and other debt obligations	1,020	5	43	(23)	—	—	1,045	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	566	8	(7)	(66)	—	—	501	—
Total asset-backed securities	566	8	(7)	(66)	—	—	501	—
Total available-for-sale debt securities	2,994	19	36	(139)	—	(269)	2,641	—	(4)
Mortgages held for sale	998	(23)	—	(37)	15	(3)	950	(23)	(5)
Loans held for sale	14	2	—	(16)	—	—	—	—
Loans	376	(1)	—	(23)	—	—	352	(4)	(5)
Mortgage servicing rights (residential) (6)	13,625	847	—	569	—	—	15,041	1,330	(5)
Net derivative assets and liabilities:
Interest rate contracts	71	(345)	—	266	—	—	(8)	(73)
Commodity contracts	19	15	—	(24)	—	—	10	—
Equity contracts	(511)	69	—	71	—	49	(322)	25
Foreign exchange contracts	7	(7)	—	1	—	—	1	(3)
Credit contracts	36	8	—	(3)	—	—	41	4
Other derivative contracts	—	—	—	—	—	—	—	—
Total derivative contracts	(378)	(260)	—	311	—	49	(278)	(47)	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable (8)	5,203	108	—	(96)	4	—	5,219	101
Total equity securities	5,203	108	—	(96)	4	—	5,219	101	(9)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(3)	1	—	—	—	—	(2)	—	(5)

(1)	See Table 15.5 for detail.

(2)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)	Included in net gains (losses) from trading activities in the income statement.

(4)	Included in net gains (losses) from debt securities in the income statement.

(5)	Included in mortgage banking and other noninterest income in the income statement.

(6)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(7)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(8)	Beginning balance includes $382 million of auction rate securities, which changed from the cost to fair value method of accounting in connection with the adoption of ASU 2016-01 in first quarter 2018.

(9)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2018.
Table 15.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	182	(191)	—	(31)	(40)
Corporate debt securities	4	(1)	—	—	3
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	186	(192)	—	(31)	(37)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(4)	10	(47)	(41)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(8)	(8)
Total mortgage-backed securities	—	—	—	(8)	(8)
Corporate debt securities	—	—	—	(1)	(1)
Collateralized loan and other debt obligations	—	—	—	(23)	(23)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(8)	49	(107)	(66)
Total asset-backed securities	—	(8)	49	(107)	(66)
Total available-for-sale debt securities	—	(12)	59	(186)	(139)
Mortgages held for sale	27	(83)	58	(39)	(37)
Loans held for sale	—	(16)	—	—	(16)
Loans	1	—	4	(28)	(23)
Mortgage servicing rights (residential) (1)	—	(4)	573	—	569
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	266	266
Commodity contracts	—	—	—	(24)	(24)
Equity contracts	—	—	—	71	71
Foreign exchange contracts	—	—	—	1	1
Credit contracts	3	(2)	—	(4)	(3)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	3	(2)	—	310	311
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(17)	—	(79)	(96)
Total equity securities	—	(17)	—	(79)	(96)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2017, are presented in Table 15.6.

Table 15.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2017

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended March 31, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	309	4	—	85	—	—	398	—
Corporate debt securities	34	—	—	1	3	(1)	37	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	28	—	(2)	—	—	—	26	(1)
Total trading debt securities	374	4	(2)	86	3	(1)	464	—	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	1,140	—	2	285	5	(72)	1,360	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	91	(3)	4	(3)	—	—	89	(4)
Total mortgage-backed securities	92	(3)	4	(3)	—	—	90	(4)
Corporate debt securities	432	(14)	8	(35)	—	—	391	—
Collateralized loan and other debt obligations	879	5	41	39	—	—	964	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	962	—	2	(119)	—	—	845	—
Total asset-backed securities	962	—	2	(119)	—	—	845	—
Total available-for-sale debt securities	3,505	(12)	57	167	5	(72)	3,650	(4)	(4)
Mortgages held for sale	985	(9)	—	(60)	42	(1)	957	(11)	(5)
Loans held for sale	—	—	—	—	—	—	—	—
Loans	758	(6)	—	(247)	—	—	505	(5)	(5)
Mortgage servicing rights (residential) (6)	12,959	(287)	—	536	—	—	13,208	174	(5)
Net derivative assets and liabilities:
Interest rate contracts	121	209	—	(112)	—	—	218	85
Commodity contracts	23	2	—	(6)	—	—	19	7
Equity contracts	(267)	(44)	—	37	(22)	(3)	(299)	(57)
Foreign exchange contracts	12	(9)	—	—	—	—	3	(5)
Credit contracts	77	7	—	3	—	—	87	(14)
Other derivative contracts	(47)	11	—	—	—	—	(36)	11
Total derivative contracts	(81)	176	—	(78)	(22)	(3)	(8)	27	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	3,259	481	—	—	—	—	3,740	485
Total equity securities	3,259	481	—	—	—	—	3,740	485	(8)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(4)	—	—	—	—	—	(4)	—	(5)

(1)	See Table 15.7 for detail.

(2)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)	Included in net gains (losses) from trading activities in the income statement.

(4)	Included in net gains (losses) from debt securities in the income statement.

(5)	Included in mortgage banking and other noninterest income in the income statement.

(6)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(7)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(8)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.7 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2017.

Table 15.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$1	(1)	—	—	—
Collateralized loan obligations	199	(76)	—	(38)	85
Corporate debt securities	6	(5)	—	—	1
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	206	(82)	—	(38)	86
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	346	(61)	285
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	4	—	—	(39)	(35)
Collateralized loan and other debt obligations	72	—	—	(33)	39
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	21	(140)	(119)
Total asset-backed securities	—	—	21	(140)	(119)
Total available-for-sale debt securities	76	—	367	(276)	167
Mortgages held for sale	22	(156)	106	(32)	(60)
Loans held for sale	—	—	—	—	—
Loans	1	(129)	6	(125)	(247)
Mortgage servicing rights (residential) (1)	—	(47)	583	—	536
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(112)	(112)
Commodity contracts	—	—	—	(6)	(6)
Equity contracts	—	—	—	37	37
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	(1)	—	2	3
Other derivative contracts	—	—	—	—	—
Total derivative contracts	2	(1)	—	(79)	(78)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Table 15.8 and Table 15.9 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2017 Form 10-K.

Table 15.8: Valuation Techniques – Recurring Basis –March 31, 2018

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
March 31, 2018
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$565		Discounted cash flow	Discount rate	1.8	-	6.1%		2.9
Other municipal bonds	11		Discounted cash flow	Discount rate	4.8	-	4.9		4.9
	44		Vendor priced
Collateralized loan and other debt obligations (2)	316		Market comparable pricing	Comparability adjustment	(17.0)	-	21.0		2.6
	1,045		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	253		Discounted cash flow	Discount rate	2.8	-	4.4		3.6
Other commercial and consumer	221	(4)	Discounted cash flow	Discount rate	3.9	-	5.4		4.2
				Weighted average life	1.8	-	2.1	yrs	1.9
	27		Vendor priced
Mortgages held for sale (residential)	930		Discounted cash flow	Default rate	0.0	-	8.2%		1.1
				Discount rate	1.1	-	6.9		5.6
				Loss severity	0.0	-	47.6		26.4
				Prepayment rate	3.0	-	12.6		4.9
	20		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(44.0)
Loans	352	(5)	Discounted cash flow	Discount rate	3.1	-	7.0		4.2
				Prepayment rate	4.4	-	100.0		91.2
				Loss severity	0.0	-	33.8		7.5
Mortgage servicing rights (residential)	15,041		Discounted cash flow	Cost to service per loan (6)	$77	-	569		136
				Discount rate	7.0	-	13.3%		7.2
				Prepayment rate (7)	8.2	-	20.3		9.3
Net derivative assets and (liabilities):
Interest rate contracts	(45)		Discounted cash flow	Default rate	0.1	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.2
Interest rate contracts: derivative loan commitments	37		Discounted cash flow	Fall-out factor	1.0	-	99.0		19.3
				Initial-value servicing	(52.5)	-	122.0	bps	23.6
Equity contracts	120		Discounted cash flow	Conversion factor	(9.6)	-	0.0%		(8.9)
				Weighted average life	1.3	-	2.8	yrs	2.0
	(442)		Option model	Correlation factor	(77.0)	-	99.0%		27.5
				Volatility factor	6.5	-	100.0		24.9
Credit contracts	(3)		Market comparable pricing	Comparability adjustment	(24.3)	-	28.8		0.0
	44		Option model	Credit spread	0.0	-	9.2		0.6
				Loss severity	13.0	-	60.0		48.5
Nonmarketable equity securities	9		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	0.7	-	2.5		1.9
	4,917		Market comparable pricing	Comparability adjustment	(20.2)	-	(4.8)		(17.2)
	293		Vendor priced

Insignificant Level 3 assets, net of liabilities	539	(8)
Total level 3 assets, net of liabilities	$24,294	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $77 - $246.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading positions, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts, and other derivative contracts.

(9)	Consists of total Level 3 assets of $26.3 billion and total Level 3 liabilities of $2.0 billion, before netting of derivative balances.

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.9: Valuation Techniques – Recurring Basis –December 31, 2017

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2017
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$868		Discounted cash flow	Discount rate	1.7	-	5.8%		2.7
Other municipal bonds	11		Discounted cash flow	Discount rate	4.7	-	4.9		4.8
	49		Vendor priced
Collateralized loan and other debt obligations (2)	354		Market comparable pricing	Comparability adjustment	(22.0)	-	19.5		3.0
	1,020		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	292		Discounted cash flow	Discount rate	2.4	-	3.9		3.1
Other commercial and consumer	248	(4)	Discounted cash flow	Discount rate	3.7	-	5.2		3.9
				Weighted average life	2.0	-	2.3	yrs	2.1
	26		Vendor priced
Mortgages held for sale (residential)	974		Discounted cash flow	Default rate	0.0	-	7.1%		1.3
				Discount rate	2.6	-	7.3		5.6
				Loss severity	0.1	-	41.4		19.6
				Prepayment rate	6.5	-	15.9		9.1
	24		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(42.7)
Loans	376	(5)	Discounted cash flow	Discount rate	3.1	-	7.5		4.2
				Prepayment rate	8.7	-	100.0		91.9
				Loss severity	0.0	-	33.9		6.6
Mortgage servicing rights (residential)	13,625		Discounted cash flow	Cost to service per loan (6)	$78	-	587		143
				Discount rate	6.6	-	12.9%		6.9
				Prepayment rate (7)	9.7	-	20.5		10.5
Net derivative assets and (liabilities):
Interest rate contracts	54		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.5
Interest rate contracts: derivative loan commitments	17		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.2
				Initial-value servicing	(59.9)	-	101.1	bps	2.7
Equity contracts	102		Discounted cash flow	Conversion factor	(9.7)	-	0.0%		(7.6)
				Weighted average life	0.5	-	3.0	yrs	1.6
	(613)		Option model	Correlation factor	(77.0)	-	98.0%		24.2
				Volatility factor	5.7	-	95.5		19.2
Credit contracts	(3)		Market comparable pricing	Comparability adjustment	(29.9)	-	17.3		(0.2)
	39		Option model	Credit spread	0.0	-	63.7		1.3
				Loss severity	13.0	-	60.0		50.7
Nonmarketable equity securities	8		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	0.5	-	1.9		1.4
	4,813		Market comparable pricing	Comparability adjustment	(21.1)	-	(5.5)		(15.0)

Insignificant Level 3 assets, net of liabilities	570	(8)
Total level 3 assets, net of liabilities	$22,854	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $78 - $252.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes corporate debt securities, mortgage-backed securities, other trading positions, other liabilities and certain net derivative assets and liabilities, such as commodity contracts, foreign exchange contracts, and other derivative contracts.

(9)	Consists of total Level 3 assets of $24.9 billion and total Level 3 liabilities of $2.0 billion, before netting of derivative balances.

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

Note 15: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets or commencing in 2018 with adoption of ASU 2016-01, use of the measurement alternative for nonmarketable equity securities. Table 15.10 provides the fair value hierarchy and carrying amount of all assets that were still held as of March 31, 2018, and December 31, 2017, and for which a nonrecurring fair value adjustment was recorded during the periods presented.
Table 15.10: Fair Value on a Nonrecurring Basis

	March 31, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgages held for sale (LOCOM) (1)	$—	1,606	1,285	2,891	—	1,646	1,333	2,979
Loans held for sale	—	1,799	—	1,799	—	108	—	108
Loans:
Commercial	—	218	—	218	—	374	—	374
Consumer	—	130	3	133	—	502	10	512
Total loans (2)	—	348	3	351	—	876	10	886
Nonmarketable equity securities (3)	—	356	128	484	—	—	136	136
Other assets (4)	—	146	12	158	—	177	161	338
Total assets at fair value on a nonrecurring basis (5)	$—	4,255	1,428	5,683	—	2,807	1,640	4,447

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

(3)
Consists of certain nonmarketable equity securities that are measured at fair value on a nonrecurring basis, including observable price adjustments for nonmarketable equity securities carried under the measurement alternative.

(4)	Includes the fair value of foreclosed real estate, other collateral owned and operating lease assets.

(5)	Prior period balances exclude $6 million of nonmarketable equity securities at NAV.
Table 15.11 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 15.11: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2018	2017
Mortgages held for sale (LOCOM)	$7	21
Loans held for sale	(82)	—
Loans:
Commercial	(81)	(127)
Consumer	(107)	(175)
Total loans (1)	(188)	(302)
Nonmarketable equity securities (2)	208	(60)
Other assets (3)	(22)	(40)
Total	$(77)	(381)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)	Includes impairment losses and observable price adjustments for certain nonmarketable equity securities.

(3)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Table 15.12 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.
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

Table 15.12: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
March 31, 2018
Residential mortgages held for sale (LOCOM)	$1,285	(3)	Discounted cash flow	Default rate	(4)	0.2	—	3.4%	1.7%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	50.5	2.2
				Prepayment rate	(5)	4.4	—	100.0	49.0
Nonmarketable equity securities	17		Discounted cash flow	Discount rate		10.5	—	10.5	10.5
Insignificant level 3 assets	126
Total	$1,428
December 31, 2017
Residential mortgages held for sale (LOCOM)	$1,333	(3)	Discounted cash flow	Default rate	(4)	0.1	—	4.1%	1.7%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	52.9	2.2
				Prepayment rate	(5)	5.4	—	100.0	50.6
Nonmarketable equity securities	122		Discounted cash flow	Discount rate		5.0	—	10.5	10.2
Insignificant level 3 assets	185
Total	$1,640

(1)	Refer to the narrative following Table 15.9 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both March 31, 2018, and December 31, 2017, and $26 million of other mortgage loans that are not government insured/guaranteed at both dates.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

Note 15: Fair Values of Assets and Liabilities (continued)

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) to Financial Statements in our 2017 Form 10-K.
Table 15.13 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 15.13: Fair Value Option

	March 31, 2018			December 31, 2017
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgages held for sale:
Total loans	$13,859	13,762	97	16,116	15,827	289
Nonaccrual loans	128	168	(40)	127	165	(38)
Loans 90 days or more past due and still accruing	9	13	(4)	16	21	(5)
Loans held for sale:
Total loans	1,695	1,749	(54)	1,023	1,075	(52)
Nonaccrual loans	29	53	(24)	34	56	(22)
Loans:
Total loans	352	382	(30)	376	404	(28)
Nonaccrual loans	244	274	(30)	253	281	(28)
Equity securities (1)	4,975	N/A	N/A	4,867	N/A	N/A

(1)	Consists of nonmarketable equity securities carried at fair value.

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 15.14 by income statement line item.
Table 15.14: Fair Value Option – Changes in Fair Value Included in Earnings

	2018			2017
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended March 31,
Mortgages held for sale	$(59)	—	—	279	—	—
Loans held for sale	—	6	—	—	25	—
Loans	—	—	(1)	—	—	—
Equity securities	—	—	101	—	—	490
Other interests held (1)	—	(1)	—	—	(2)	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 15.15 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.
Table 15.15: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended March 31,
(in millions)	2018	2017
Gains (losses) attributable to instrument-specific credit risk:
Mortgages held for sale	$1	(1)
Loans held for sale	6	25
Total	$7	24

Disclosures about Fair Value of Financial Instruments
Table 15.16 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 15.2 in this Note. In connection with the adoption of ASU 2016-01 in first quarter 2018, the valuation methodologies for estimating the fair value of financial instruments in Table 15.16 have been changed, where necessary, to conform with an exit price notion. Under an exit price notion, fair value estimates are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the balance sheet date. For certain loans and deposit liabilities, the estimated fair values prior to adoption of ASU 2016-01 followed an entrance price notion that based fair values on recent prices offered to customers for loans and deposits with similar characteristics. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.
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

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.16: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial assets
Cash and due from banks (1)	$18,145	18,145	—	—	18,145
Interest-earning deposits with banks (1)	184,250	184,091	159	—	184,250
Federal funds sold and securities purchased under resale agreements (1)	73,550	—	73,550	—	73,550
Held-to-maturity debt securities	141,446	44,179	93,650	494	138,323
Mortgages held for sale	4,085	—	2,808	1,285	4,093
Loans held for sale	1,886	—	1,887	—	1,887
Loans, net (2)(3)	917,574	—	49,806	871,564	921,370
Nonmarketable equity securities (cost method) (4)	5,780	—	—	5,803	5,803
Total financial assets	$1,346,716	246,415	221,860	879,146	1,347,421
Financial liabilities
Deposits (3)(5)	$118,666	—	98,649	19,930	118,579
Short-term borrowings	97,207	—	97,204	—	97,204
Long-term debt (6)	227,264	—	228,231	2,029	230,260
Total financial liabilities	$443,137	—	424,084	21,959	446,043
December 31, 2017
Financial assets
Cash and due from banks (1)	$23,367	23,367	—	—	23,367
Interest-earning deposits with banks (1)	192,580	192,455	125	—	192,580
Federal funds sold and securities purchased under resale agreements (1)	80,025	1,002	78,954	69	80,025
Held-to-maturity securities	139,335	44,806	93,694	485	138,985
Mortgages held for sale	3,954	—	2,625	1,333	3,958
Loans held for sale	108	—	108	—	108
Loans, net (2)(3)	926,273	—	51,713	886,622	938,335
Nonmarketable equity securities (cost method)	7,136	—	23	7,605	7,628
Total financial assets (7)	$1,372,778	261,630	227,242	896,114	1,384,986
Financial liabilities
Deposits (3)(5)	$128,594	—	108,146	19,768	127,914
Short-term borrowings	103,256	—	103,256	—	103,256
Long-term debt (6)	224,981	—	227,109	3,159	230,268
Total financial liabilities	$456,831	—	438,511	22,927	461,438

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.3 billion and $19.4 billion at March 31, 2018, and December 31, 2017, respectively.

(3)
In connection with the adoption of ASU 2016-01, the valuation methodologies used to estimate the fair value at March 31, 2018, for a portion of loans and deposit liabilities with a defined or contractual maturity has been changed to conform to an exit price notion. The fair value estimates at December 31, 2017 have not been revised to reflect application of the modified methodology.

(4)	Excludes $1.3 billion of nonmarketable equity securities accounted for under the measurement alternative at March 31, 2018, that were accounted for under the cost method in prior periods.

(5)	Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both March 31, 2018 and December 31, 2017.

(6)	Excludes capital lease obligations under capital leases of $38 million and $39 million at March 31, 2018, and December 31, 2017, respectively.

(7)	Excludes $27 million of carrying value and $30 million of fair value relating to nonmarketable equity securities at NAV at December 31, 2017.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.0 billion at both March 31, 2018, and December 31, 2017.

Note 16: Preferred Stock
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

Table 16.1: Preferred Stock Shares

	March 31, 2018		December 31, 2017
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
ESOP
Cumulative Convertible Preferred Stock (1)	—	2,425,104	—	1,556,104
Total		12,905,414		12,036,414

(1)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 16: Preferred Stock (continued)

Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	March 31, 2018				December 31, 2017
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
ESOP
Cumulative Convertible Preferred Stock	2,425,104	2,425	2,425	—	1,556,104	1,556	1,556	—
Total	12,546,235	$27,626	26,227	1,399	11,677,235	$26,757	25,358	1,399

(1)	Preferred shares qualify as Tier 1 capital.

See Note 9 (Securitizations and Variable Interest Entities) for additional information on our trust preferred securities.

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
Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	1,100,000	—	$1,100	—	7.00%	8.00
2017	249,210	273,210	249	273	7.00	8.00
2016	268,826	322,826	269	323	9.30	10.30
2015	167,436	187,436	167	187	8.90	9.90
2014	212,151	237,151	212	237	8.70	9.70
2013	169,948	201,948	170	202	8.50	9.50
2012	105,634	128,634	106	129	10.00	11.00
2011	99,296	129,296	99	129	9.00	10.00
2010	52,603	75,603	53	76	9.50	10.50
Total ESOP Preferred Stock (1)	2,425,104	1,556,104	$2,425	1,556
Unearned ESOP shares (2)			$(2,571)	(1,678)

(1)	At March 31, 2018 and December 31, 2017, additional paid-in capital included $146 million and $122 million, respectively, related to ESOP preferred stock.

(2)
We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 17: Revenue from Contracts with Customers

Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. The other segment for each of the tables below includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for WIM customers served through Community Banking distribution channels. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 21 (Operating Segments) to Financial Statements in this Report.
Table 17.1: Revenue by Operating Segment

	Quarter ended March 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (1)	$7,195	7,132	4,532	4,681	1,112	1,141	(601)	(630)	12,238	12,324
Noninterest income:
Service charges on deposit accounts	639	742	534	570	4	5	(4)	(4)	1,173	1,313
Trust and investment fees:
Brokerage advisory, commissions and other fees	478	444	67	84	2,344	2,245	(486)	(449)	2,403	2,324
Trust and investment management	233	218	113	129	743	707	(239)	(225)	850	829
Investment banking	(10)	(27)	440	445	—	(1)	—	—	430	417
Total trust and investment fees	701	635	620	658	3,087	2,951	(725)	(674)	3,683	3,570
Card fees	821	865	87	80	1	1	(1)	(1)	908	945
Other fees:
Charges and fees on loans (1)	74	84	227	223	1	1	(1)	(1)	301	307
Cash network fees	125	123	1	3	—	—	—	—	126	126
Commercial real estate brokerage commissions	—	—	85	81	—	—	—	—	85	81
Letters of credit fees (1)	2	1	77	73	1	1	(1)	(1)	79	74
Wire transfer and other remittance fees	63	57	52	49	2	2	(1)	(1)	116	107
All other fees	63	130	30	39	—	1	—	—	93	170
Total other fees	327	395	472	468	4	5	(3)	(3)	800	865
Mortgage banking (1)	842	1,106	93	123	(3)	(2)	2	1	934	1,228
Insurance (1)	28	34	79	234	18	20	(11)	(11)	114	277
Net gains (losses) from trading activities (1)	(1)	(52)	225	290	19	34	—	—	243	272
Net gains (losses) on debt securities (1)	—	102	1	(66)	—	—	—	—	1	36
Net gains from equity securities (1)	684	468	93	36	6	66	—	—	783	570
Lease income (1)	—	—	455	481	—	—	—	—	455	481
Other income of the segment (1)	594	396	88	22	(6)	36	(74)	(80)	602	374
Total noninterest income	4,635	4,691	2,747	2,896	3,130	3,116	(816)	(772)	9,696	9,931
Revenue	$11,830	11,823	7,279	7,577	4,242	4,257	(1,417)	(1,402)	21,934	22,255

(1)
These revenues are not within the scope of ASU 2014-09 – Revenue from Contracts with Customers, and additional details are included in other footnotes to our financial statements. The scope explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, securities, and derivatives.

Following is a discussion of key revenues within the scope of ASU 2014-09 – Revenue from Contracts with Customers (“the new revenue guidance”). We provide services to customers which have related performance obligations that we complete to recognize revenue. Our revenues are generally recognized either immediately upon the completion of our service or over time as we perform services. Any services performed over time generally require that we render services each period and therefore we measure our progress in completing these services based upon the passage of time.

SERVICE CHARGES ON DEPOSIT ACCOUNTS are earned on depository accounts for commercial and consumer customers and include fees for account and overdraft services. Account charges include fees for periodic account maintenance activities and event-driven services such as stop payment fees. Our obligation for event-driven services is satisfied at the time of the event when the service is delivered, while our obligation for maintenance services is satisfied over the course of each month. Our obligation for overdraft services is satisfied at the time of the overdraft.

Table 17.2 presents our service charges on deposit accounts by operating segment.

Table 17.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended March 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Overdraft fees	$412	484	2	2	—	—	—	—	414	486
Account charges	227	258	532	568	4	5	(4)	(4)	759	827
Service charges on deposit accounts	$639	742	534	570	4	5	(4)	(4)	1,173	1,313
BROKERAGE ADVISORY, COMMISSIONS AND OTHER FEES are earned for providing full-service and discount brokerage services predominantly to retail brokerage clients. These revenues include fees earned on asset-based and transactional accounts and other brokerage advisory services.
Asset-based revenues are charged based on the market value of the client’s assets. The services and related obligations associated with certain of these revenues, which include investment advice, active management of client assets, or assistance with selecting and engaging a third-party advisory manager, are generally satisfied over a month or quarter. The remaining revenues include trailing commissions which are earned for selling shares to investors. Our obligation associated with earning trailing commissions is satisfied at the time shares are sold. However, these fees are received and recognized over time during the period the customer owns the shares and we remain the broker of record. The amount of trailing commissions is variable based on the length of time the customer holds the shares and on changes in the value of the underlying assets.
Transactional revenues are earned for executing transactions at the client’s direction. Our obligation is generally satisfied upon the execution of the transaction and the fees are based on the size and number of transactions executed.
Other revenues earned from other brokerage advisory services include omnibus and networking fees received from mutual fund companies in return for providing record keeping and other administrative services, and annual account maintenance fees charged to customers.
Table 17.3 presents our brokerage advisory, commissions and other fees by operating segment.
Table 17.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended March 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Asset-based revenue (1)	$371	326	—	—	1,743	1,599	(371)	(326)	1,743	1,599
Transactional revenue	93	100	12	10	439	479	(100)	(105)	444	484
Other revenue	14	18	55	74	162	167	(15)	(18)	216	241
Brokerage advisory, commissions and other fees	$478	444	67	84	2,344	2,245	(486)	(449)	2,403	2,324

(1)	We earned $331 million in trailing commissions in the first quarter of both 2018 and 2017, respectively.
TRUST AND INVESTMENT MANAGEMENT FEES are earned for providing trust, investment management and other related services.
Investment management services include managing and administering assets, including mutual funds, and institutional separate accounts. Fees for these services are generally determined based on a tiered scale relative to the market value of assets under management (AUM). In addition to AUM we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Services with AUM and AUA-based fees are generally performed over time.

Trust services include acting as a trustee or agent for corporate trust, personal trust, and agency assets. Obligations for trust services are generally satisfied over time, while obligations for activities that are transactional in nature are satisfied at the time of the transaction.
Other related services include the custody and safekeeping of accounts. Our obligation for these services is generally satisfied over time.

Note 17: Revenue from Contracts with Customers (continued)

Table 17.4 presents our trust and investment management fees by operating segment.

Table 17.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended March 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Investment management fees	$—	1	—	—	534	500	—	—	534	501
Trust fees	221	217	86	104	188	184	(239)	(225)	256	280
Other revenue	12	—	27	25	21	23	—	—	60	48
Trust and investment management fees	$233	218	113	129	743	707	(239)	(225)	850	829
INVESTMENT BANKING FEES are earned for underwriting debt and equity securities, arranging loan syndications and performing other advisory services. Our obligation for these services is generally satisfied at closing of the transaction.

CARD FEES include credit and debit card interchange and network revenues and various card-related fees. Card-related fees such as late fees, cash advance fees, and balance transfer fees are loan-related and excluded from the scope of the new revenue guidance.

Credit and debit card interchange and network revenues are earned on credit and debit card transactions conducted through payment networks such as Visa, MasterCard, and American Express. Our obligation is satisfied concurrently with the delivery of services on a daily basis.
Table 17.5 presents our card fees by operating segment.

Table 17.5: Card Fees by Operating Segment

	Quarter ended March 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Credit card interchange and network revenues (1)	$171	219	87	80	1	1	(1)	(1)	258	299
Debit card interchange and network revenues	479	465	—	—	—	—	—	—	479	465
Late fees, cash advance fees, balance transfer fees, and annual fees	171	181	—	—	—	—	—	—	171	181
Card fees (1)	$821	865	87	80	1	1	(1)	(1)	908	945

(1)	The cost of credit card rewards and rebates of $343 million and $277 million for the quarters ended March 31, 2018 and March 31, 2017, respectively, are presented net against the related revenues.
CASH NETWORK FEES are earned for processing ATM transactions. Our obligation is completed daily upon settlement of ATM transactions.

COMMERCIAL REAL ESTATE BROKERAGE COMMISSIONS are earned for assisting customers in the sale of real estate property. Our obligation is satisfied upon the successful brokering of a transaction. Fees are based on a fixed percentage of the sales price.

WIRE TRANSFER AND OTHER REMITTANCE FEES consist of fees earned for funds transfer services and issuing cashier’s checks and money orders. Our obligation is satisfied at the time of the funds transfer services or upon issuance of the cashier’s check or money order.

ALL OTHER FEES include various types of fees earned on services to customers which have related performance obligations that we complete to recognize revenue. A significant portion of the revenue is earned from providing business payroll services and merchant services, which are generally recognized over time as we perform the services.

Note 18: Employee Benefits
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date.
Table 18.1 presents the components of net periodic benefit cost.

Table 18.1: Net Periodic Benefit Cost

	2018			2017
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended March 31,
Service cost	$1	—	—	1	—	—
Interest cost (1)	98	5	5	103	6	7
Expected return on plan assets (1)	(160)	—	(7)	(163)	—	(7)
Amortization of net actuarial loss (gain) (1)	33	3	(4)	38	2	(2)
Amortization of prior service credit (1)	—	—	(3)	—	—	(3)
Settlement loss (1)	—	3	—	1	2	—
Net periodic benefit cost (income)	$(28)	11	(9)	(20)	10	(5)

(1)
Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Accordingly, 2018 balances are reported in other noninterest expense on the consolidated statement of income. For 2017, these balances were reported in employee benefits.

Note 19: Earnings Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 19.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2018	2017
Wells Fargo net income (1)	$5,136	5,634
Less: Preferred stock dividends and other	403	401
Wells Fargo net income applicable to common stock (numerator) (1)	$4,733	5,233
Earnings per common share
Average common shares outstanding (denominator)	4,885.7	5,008.6
Per share (1)	$0.97	1.05
Diluted earnings per common share
Average common shares outstanding	4,885.7	5,008.6
Add: Stock options	9.9	21.2
Restricted share rights	28.3	28.0
Warrants	6.8	12.6
Diluted average common shares outstanding (denominator)	4,930.7	5,070.4
Per share (1)	$0.96	1.03

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

Table 19.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 19.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2018	2017
Options	0.9	2.2

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 20.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2018			2017
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities (1):
Net unrealized gains (losses) arising during the period	$(3,443)	848	(2,595)	369	(133)	236
Reclassification of net (gains) losses to net income:
Interest income on debt securities (2)	69	(17)	52	7	(3)	4
Net gains on debt securities	(1)	—	(1)	(36)	13	(23)
Net gains from equity securities (3)	—	—	—	(116)	44	(72)
Subtotal reclassifications to net income	68	(17)	51	(145)	54	(91)
Net change	(3,375)	831	(2,544)	224	(79)	145
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (4)	24	(6)	18	(226)	85	(141)
Cash Flow Hedges:
Net unrealized losses arising during the period on cash flow hedges	(266)	66	(200)	(136)	51	(85)
Reclassification of net (gains) losses to net income on cash flow hedges:
Interest income on loans	60	(15)	45	(205)	77	(128)
Interest expense on long-term debt	—	—	—	3	(1)	2
Subtotal reclassifications to net income	60	(15)	45	(202)	76	(126)
Net change	(182)	45	(137)	(564)	212	(352)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	6	(2)	4	(7)	3	(4)
Reclassification of amounts to net periodic benefit costs (5):
Amortization of net actuarial loss	32	(8)	24	38	(14)	24
Settlements and other	—	1	1	—	—	—
Subtotal reclassifications to net periodic benefit costs	32	(7)	25	38	(14)	24
Net change	38	(9)	29	31	(11)	20
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(2)	(5)	(7)	16	1	17
Net change	(2)	(5)	(7)	16	1	17
Other comprehensive loss	$(3,521)	862	(2,659)	(293)	123	(170)
Less: Other comprehensive income from noncontrolling interests, net of tax			—			14
Wells Fargo other comprehensive loss, net of tax			$(2,659)			(184)

(1)
After adoption of ASU 2016-01 on January 1, 2018, these lines reflect only net unrealized gains and reclassification of net gains from debt securities. The quarter ended March 31, 2017, includes net unrealized gains arising during the period from equity securities of $61 million and reclassification of gains to net income related to equity securities of $(116) million.

(2)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(3)
Net gains from equity securities is presented for table presentation purposes. After adoption of ASU 2016-01 on January 1, 2018, this line does not contain balances as realized and unrealized gains and losses on marketable equity securities are recorded in earnings.

(4)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.

(5)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 18 (Employee Benefits) for additional details).

Note 20: Other Comprehensive Income (continued)

Table 20.2: Cumulative OCI Balances

(in millions)	Debt securities (1)	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended March 31, 2018
Balance, beginning of period	$171	(418)	(1,808)	(89)	(2,144)
Transition adjustment (2)	(118)	—	—	—	(118)
Balance, January 1, 2018	53	(418)	(1,808)	(89)	(2,262)
Net unrealized gains (losses) arising during the period	(2,595)	(182)	4	(7)	(2,780)
Amounts reclassified from accumulated other comprehensive income	51	45	25	—	121
Net change	(2,544)	(137)	29	(7)	(2,659)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$(2,491)	(555)	(1,779)	(96)	(4,921)
Quarter ended March 31, 2017
Balance, beginning of period	$(1,099)	89	(1,943)	(184)	(3,137)
Transition adjustment (3)	—	168	—	—	168
Balance, January 1, 2017	(1,099)	257	(1,943)	(184)	(2,969)
Net unrealized gains (losses) arising during the period	236	(226)	(4)	17	23
Amounts reclassified from accumulated other comprehensive income	(91)	(126)	24	—	(193)
Net change	145	(352)	20	17	(170)
Less: Other comprehensive income from noncontrolling interests	13	—	—	1	14
Balance, end of period	$(967)	(95)	(1,923)	(168)	(3,153)

(1)
After adoption of ASU 2016-01 on January 1, 2018, the balances only reflect net unrealized gains and reclassification of net gains from debt securities. The quarter ended March 31, 2017, includes net unrealized gains arising during the period from equity securities of $61 million and reclassification of gains to net income related to equity securities of $(116) million.

(2)
The transition adjustment relates to the adoption of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(3)
The transition adjustment relates to the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. See Note 1 (Summary of Significant Accounting Policies) for more information.

Note 21: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. Effective first quarter 2018, assets and liabilities receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on a more granular level. This methodology change affects results across all three of our reportable operating segments and prior period operating segment results have been revised to reflect this methodology change. Our previously reported consolidated financial results were not impacted by the methodology change; however, in connection with the adoption of ASU 2016-01 in first quarter 2018, certain reclassifications have occurred within noninterest income. For a description of our operating segments see Note 25 (Operating Segments) to Financial Statements in our 2017 Form 10-K. Table 21.1 presents our results by operating segment.
Table 21.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended March 31,
Net interest income (2)	$7,195	7,132	4,532	4,681	1,112	1,141	(601)	(630)	12,238	12,324
Provision (reversal of provision) for credit losses	218	646	(20)	(43)	(6)	(4)	(1)	6	191	605
Noninterest income	4,635	4,691	2,747	2,896	3,130	3,116	(816)	(772)	9,696	9,931
Noninterest expense	8,702	7,281	3,978	4,167	3,290	3,204	(928)	(860)	15,042	13,792
Income (loss) before income tax expense (benefit)	2,910	3,896	3,321	3,453	958	1,057	(488)	(548)	6,701	7,858
Income tax expense (benefit)	809	982	448	973	239	386	(122)	(208)	1,374	2,133
Net income (loss) before noncontrolling interests	2,101	2,914	2,873	2,480	719	671	(366)	(340)	5,327	5,725
Less: Net income (loss) from noncontrolling interests	188	90	(2)	(5)	5	6	—	—	191	91
Net income (loss) (3)	$1,913	2,824	2,875	2,485	714	665	(366)	(340)	5,136	5,634
Average loans	$470.5	480.7	465.1	468.3	73.9	70.7	(58.5)	(56.1)	951.0	963.6
Average assets	1,061.9	1,095.8	829.2	810.5	84.2	81.8	(59.4)	(57.1)	1,915.9	1,931.0
Average deposits	747.5	717.8	446.0	465.3	177.9	197.5	(74.2)	(81.4)	1,297.2	1,299.2

(1)
Includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for Wealth and Investment Management customers served through Community Banking distribution channels.

(2)
Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets as well as interest credits for any funding of a segment available to be provided to other segments. The cost of liabilities includes actual interest expense on segment liabilities as well as funding charges for any funding provided from other segments.

(3)	Represents segment net income (loss) for Community Banking; Wholesale Banking; and Wealth and Investment Management segments and Wells Fargo net income for the consolidated company.

Note 22: Regulatory and Agency Capital Requirements
The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. The Federal Reserve establishes capital requirements for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).
Table 22.1 presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. We must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The

Basel III capital rules are being phased-in effective January 1, 2014, through the end of 2021. Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, were fully phased-in. Accordingly, the information presented reflects fully phased-in CET1 capital, tier 1 capital, and RWAs, but reflects total capital with Transition Requirements.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2018, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company						Wells Fargo Bank, N.A.
	March 31, 2018			December 31, 2017			March 31, 2018			December 31, 2017
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$152,304	152,304		154,765	154,765		141,049	141,049		143,292	143,292
Tier 1	175,810	175,810		178,209	178,209		141,049	141,049		143,292	143,292
Total	207,531	216,237		210,333	220,097		154,939	163,259		156,661	165,734
Assets:
Risk-weighted	$1,203,464	1,278,113		1,199,545	1,260,663		1,094,474	1,185,860		1,090,360	1,169,863
Adjusted average (1)	1,886,209	1,886,209		1,905,568	1,905,568		1,689,250	1,689,250		1,708,828	1,708,828
Regulatory capital ratios:
Common equity tier 1 capital	12.66%	11.92	*	12.90	12.28	*	12.89	11.89	*	13.14	12.25	*
Tier 1 capital	14.61	13.76	*	14.86	14.14	*	12.89	11.89	*	13.14	12.25	*
Total capital	17.24	16.92	*	17.53	17.46	*	14.16	13.77	*	14.37	14.17	*
Tier 1 leverage (1)	9.32	9.32		9.35	9.35		8.35	8.35		8.39	8.39
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 22.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of March 31, 2018 and December 31, 2017.

Table 22.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Regulatory capital ratios:
Common equity tier 1 capital	7.875%	6.750	6.375	5.750
Tier 1 capital	9.375	8.250	7.875	7.250
Total capital	11.375	10.250	9.875	9.250
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At March 31, 2018, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 1.875% and a global systemically important bank (G-SIB) surcharge of 1.500%. Only the 1.875% capital conservation buffer applies to the Bank at March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

Information in response to this item can be found in Note 13 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.         Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2018.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January	3,993,930	$63.70	416,818,483
February (2)	26,586,669	61.43	390,231,814
March (2)	19,986,858	57.13	370,244,956
Total	50,567,457

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016. In addition, the Company publicly announced on January 23, 2018, that the Board of Directors authorized the repurchase of an additional 350 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

(2)
February includes a private repurchase transaction of 15,682,507 shares at a weighted-average price paid per share of $63.77. March includes a private repurchase transaction of 10,452,725 shares at a weighted-average price paid per share of $57.40.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended March 31, 2018.

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

Exhibit Number	Description			Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.			Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
3(b)	By-Laws.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
12(a)	Computation of Ratios of Earnings to Fixed Charges: (1)			Filed herewith.
Quarter ended March 31,
		2018	2017
	Including interest on deposits (1)	3.03	4.90
	Excluding interest on deposits	4.07	6.33

(1) Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends: (1)			Filed herewith.
Quarter ended March 31,
		2018	2017
	Including interest on deposits	2.61	3.83
	Excluding interest on deposits	3.27	4.59

(1) Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

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

Dated: May 4, 2018                                                             WELLS FARGO & COMPANY

By:      /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)