Form 10-Q
period 2018-06-30
WELLS FARGO & COMPANY/MN
filed 2018-08-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 25, 2018
Common stock, $1-2/3 par value	4,816,137,157

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Jun 30, 2018 from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	% Change
For the Period
Wells Fargo net income	$5,186	5,136	5,856	1%	(11)	$10,322	11,490	(10)%
Wells Fargo net income applicable to common stock	4,792	4,733	5,450	1	(12)	9,525	10,683	(11)
Diluted earnings per common share	0.98	0.96	1.08	2	(9)	1.94	2.11	(8)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.10%	1.09	1.22	1	(10)	1.10%	1.20	(8)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	10.60	10.58	12.06	—	(12)	10.59	12.01	(12)
Return on average tangible common equity (ROTCE) (1)	12.62	12.62	14.41	—	(12)	12.62	14.38	(12)
Efficiency ratio (2)	64.9	68.6	60.9	(5)	7	66.7	61.4	9
Total revenue	$21,553	21,934	22,235	(2)	(3)	$43,487	44,490	(2)
Pre-tax pre-provision profit (PTPP) (3)	7,571	6,892	8,694	10	(13)	14,463	17,157	(16)
Dividends declared per common share	0.39	0.39	0.38	—	3	0.780	0.760	3
Average common shares outstanding	4,865.8	4,885.7	4,989.9	—	(2)	4,875.7	4,999.2	(2)
Diluted average common shares outstanding	4,899.8	4,930.7	5,037.7	(1)	(3)	4,916.1	5,054.8	(3)
Average loans	$944,079	951,024	956,879	(1)	(1)	$947,532	960,243	(1)
Average assets	1,884,884	1,915,896	1,927,021	(2)	(2)	1,900,304	1,929,020	(1)
Average total deposits	1,271,339	1,297,178	1,301,195	(2)	(2)	1,284,187	1,300,198	(1)
Average consumer and small business banking deposits (4)	754,047	755,483	760,149	—	(1)	754,898	759,455	(1)
Net interest margin	2.93%	2.84	2.90	3	1	2.89%	2.89	—
At Period End
Debt securities (5)	$475,495	472,968	462,890	1	3	$475,495	462,890	3
Loans	944,265	947,308	957,423	—	(1)	944,265	957,423	(1)
Allowance for loan losses	10,193	10,373	11,073	(2)	(8)	10,193	11,073	(8)
Goodwill	26,429	26,445	26,573	—	(1)	26,429	26,573	(1)
Equity securities (5)	57,505	58,935	55,742	(2)	3	57,505	55,742	3
Assets	1,879,700	1,915,388	1,930,792	(2)	(3)	1,879,700	1,930,792	(3)
Deposits	1,268,864	1,303,689	1,305,830	(3)	(3)	1,268,864	1,305,830	(3)
Common stockholders' equity	181,386	181,150	181,233	—	—	181,386	181,233	—
Wells Fargo stockholders' equity	205,188	204,952	205,034	—	—	205,188	205,034	—
Total equity	206,069	205,910	205,949	—	—	206,069	205,949	—
Tangible common equity (1)	152,580	151,878	151,868	—	—	152,580	151,868	—
Capital ratios (6):
Total equity to assets	10.96%	10.75	10.67	2	3	10.96%	10.67	3
Risk-based capital:
Common Equity Tier 1	11.98	11.92	11.87	1	1	11.98	11.87	1
Tier 1 capital	13.83	13.76	13.68	1	1	13.83	13.68	1
Total capital	16.98	16.92	16.91	—	—	16.98	16.91	—
Tier 1 leverage	9.51	9.32	9.28	2	2	9.51	9.28	2
Common shares outstanding	4,849.1	4,873.9	4,966.8	(1)	(2)	4,849.1	4,966.8	(2)
Book value per common share (7)	$37.41	37.17	36.49	1	3	$37.41	36.49	3
Tangible book value per common share (1)(7)	31.47	31.16	30.58	1	3	31.47	30.58	3
Common stock price:
High	57.12	66.31	56.60	(14)	1	66.31	59.99	11
Low	50.26	50.70	50.84	(1)	(1)	50.26	50.84	(1)
Period end	55.44	52.41	55.41	6	—	55.44	55.41	—
Team members (active, full-time equivalent)	264,500	265,700	270,600	—	(2)	264,500	270,600	(2)

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

(5)
Financial information for the prior periods of 2017 has been revised to reflect the impact of the adoption in first quarter 2018 of Accounting Standards Update (ASU) 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the presentation and accounting for certain financial instruments, including equity securities. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

(6)
The risk-based capital ratios were calculated under the lower of Standardized or Advanced Approach determined pursuant to Basel III. Beginning January 1, 2018, the requirements for calculating common equity tier 1 and tier 1 capital, along with risk-weighted assets, became fully phased-in; however, the requirements for calculating tier 2 and total capital are still in accordance with Transition Requirements. See the “Capital Management” section and Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

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

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for definitions of terms used throughout this Report.

Financial Review1

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.88 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment, and mortgage products and services, as well as consumer and commercial finance, through 8,050 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 38 countries and territories to support customers who conduct business in the global economy. With approximately 265,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 26 on Fortune’s 2018 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2018.
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

[1]
Financial information for the prior periods of 2017 has been revised to reflect our adoption in first quarter 2018 of Accounting Standards Update (ASU) 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for more information.

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

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete third-party reviews of the enhancements and improvements provided for in the plans. Until these third-party reviews are complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. The Company has had constructive dialogue with, and has received detailed feedback from, the FRB regarding the plans. In order to have enough time to incorporate this feedback into the plans in a thoughtful manner and to complete the required third-party reviews, which were initially due September 30, 2018, the Company is planning to operate under the asset cap through the first part of 2019. A second third-party review must also be conducted to assess the efficacy and sustainability of the improvements. During second quarter 2018, our average assets were below our level of total assets as of December 31, 2017.

Consent Orders with the Consumer Financial Protection Bureau (CFPB) and Office of the Comptroller of the Currency (OCC) Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018 we entered into consent orders with the CFPB and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding our compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters. The consent orders also require the Company to submit for non-objection, within 120 days of the date of the consent orders, a plan to develop and implement a remediation program that is applicable to remediation activities conducted by the Company.

Retail Sales Practices Matters
As we have previously reported, in September 2016 we announced settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney, and entered into consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains our top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, team members, and other stakeholders, and building a better Company for the future.
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

Additional Efforts to Rebuild Trust
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm. We are working with our regulatory agencies in this effort. As part of this effort, we are focused on the following key areas:

•
Automobile Lending Business The Company is reviewing practices concerning the origination, servicing, and/or collection of consumer automobile loans, including matters related to certain insurance products. For example:

◦
In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf. The practice of placing CPI had been previously discontinued by the Company. Commencing in August 2017, the Company began sending refund checks and/or letters to affected customers through which they may claim or otherwise receive remediation compensation for policies placed between October 15, 2005, and September 30, 2016. The Company currently estimates that it will provide approximately $212 million in cash remediation under the plan. The amount of remediation may be affected by the requirements of the consent orders entered into with the CFPB and OCC as described above.

◦
The Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the dealer and, by assignment, the lender, which will result in refunds to customers in certain states.

•
Mortgage Interest Rate Lock Extensions In October 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The plan to issue refunds follows an internal review that determined a rate lock extension policy implemented in September 2013 was, at times, not consistently applied, resulting in some borrowers being charged fees in cases where the Company was primarily responsible for the delays that made the extensions necessary. Effective March 1, 2017, the Company changed how it manages the mortgage rate lock extension process by establishing a centralized review team that reviews all rate lock extension requests for consistent application of the policy. Although the Company believes a substantial number of the rate lock extension fees during the period in question were appropriately charged under its policy, due to our customer-oriented remediation approach, we have issued, as of July 31, 2018, over $100 million in refunds and interest to substantially all of our customers who paid rate lock extension fees during the period in question.

•
Add-on Products The Company is reviewing practices related to certain consumer “add-on” products, including identity theft and debt protection products that were subject to an OCC consent order entered into in June 2015, as well as home and automobile warranty products, and memberships in discount programs. The products were sold to customers through a number of distribution channels and, in some cases, were acquired by the Company in connection with the purchase of loans. Sales of certain of these products have been discontinued over the past few years primarily due to decisions made in the normal course of business, and by mid-2017, the Company had ceased selling any of them to consumers. The review of the Company's historical practices with respect to these products is ongoing, focusing on, among other topics, sales practices, adequacy of disclosures, customer servicing, and volume and type of customer complaints. We are providing remediation where we identify affected customers, and may also provide refunds to customers who purchased certain products.

•
Consumer Deposit Account Freezing/Closing The Company is reviewing procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts.

Overview (continued)

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

•
Fiduciary and Custody Account Fee Calculations The Company is reviewing fee calculations within certain fiduciary and custody accounts in its investment and fiduciary services business, which is part of the wealth management business within WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in both overcharges and undercharges to customers. These issues include the incorrect set-up and maintenance in the system of record of the values associated with certain assets. Systems, operations, and account-level reviews are underway to determine the extent of any assets and accounts affected, and root cause analyses are being performed with the assistance of third parties. These reviews are ongoing and, as a result of its reviews to date, the Company has suspended the charging of fees on some assets and accounts, has notified the affected customers, and is continuing its analysis of those assets and accounts. The Company has accrued $120 million through second quarter 2018 to refund customers who may have been overcharged during the past seven years. The third-party review of customer accounts is ongoing to determine the extent of any additional necessary remediation, including with respect to additional accounts not yet reviewed, which may lead to additional accruals. As these reviews continue, the Company will consider suspending fees on additional assets and accounts, while continuing the process of analyzing those assets and accounts.

•
Foreign Exchange Business The Company has substantially completed an assessment, with the assistance of a third party, of its policies, practices, and procedures in its foreign exchange (FX) business. The business is in the process of revising and implementing new policies, practices, and procedures, including those related to pricing. The Company has accrued $171 million through second quarter 2018 for customer remediation and rebate costs. This accrual includes $31 million to remediate customers that may have received pricing inconsistent with commitments made to those customers. The Company's review of affected customers is ongoing to determine the extent of any additional remediation. In addition, this accrual includes $140 million to rebate customers over a seven-year period where historic pricing, while consistent with contracts entered into with those customers, does not conform to recently implemented standards and pricing.

•
Mortgage Loan Modifications An internal review of the Company's use of a mortgage loan modification underwriting tool identified a calculation error that affected certain accounts that were in the foreclosure process between April 13, 2010, and October 20, 2015, when the error was corrected. This error in the modification tool caused an automated miscalculation of attorneys’ fees that were included for purposes of determining whether a customer qualified for a mortgage loan modification pursuant to the requirements of government-sponsored enterprises (such as

Fannie Mae and Freddie Mac) and the U.S. Department of Treasury's Home Affordable Modification Program (HAMP). Customers were not actually charged the incorrect attorneys’ fees. As a result of this error, approximately 625 customers were incorrectly denied a loan modification or were not offered a modification in cases where they would have otherwise qualified. In approximately 400 of these instances, after the loan modification was denied or the customer was deemed ineligible to be offered a loan modification, a foreclosure was completed. The Company has substantially completed its internal review, subject to final validation, of mortgages where an attorney fee-related error could have occurred. In second quarter 2018, the Company accrued $8 million to remediate customers whose modification decisions may have been affected by the calculation error.

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

Financial Performance
Wells Fargo net income was $5.2 billion in second quarter 2018 with diluted earnings per common share (EPS) of $0.98, compared with $5.9 billion and $1.08, respectively, a year ago. Second quarter 2018 results included $481 million of net discrete income tax expense mostly related to state income taxes driven by the recent U.S. Supreme Court decision in South Dakota v. Wayfair. Also in second quarter 2018:

•	revenue was $21.6 billion, down $682 million compared with a year ago, with net interest income up 1% and noninterest income down 8% from a year ago;

•	average loans were $944.1 billion, down $12.8 billion, or 1%, from a year ago;

•	average deposits were $1.3 trillion, down $29.9 billion, or 2%, from a year ago;

•	return on assets (ROA) of 1.10% and return on equity (ROE) of 10.60%, were down from 1.22% and 12.06%, respectively, a year ago;

•	our credit results improved with a net charge-off rate of 0.26% (annualized) of average loans in second quarter 2018, compared with 0.27% a year ago;

•	nonaccrual loans of $7.5 billion were down $1.6 billion, or 17%, from a year ago; and

•	we returned $4.0 billion to shareholders through common stock dividends and net share repurchases, which was the 12th consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Despite the asset cap placed on us from the consent order with the FRB, our balance sheet remained strong during second quarter 2018 with strong credit quality and solid levels of liquidity and capital. Our total assets were $1.88 trillion at June 30, 2018. Cash and other short-term investments decreased $52.3 billion from December 31, 2017, reflecting lower deposit balances. Debt securities were $475.5 billion at June 30, 2018, an increase of $2.1 billion from December 31, 2017, driven by an increase in debt securities held for trading partially offset by runoff and sales in the available for sale portfolio. Loans were down $12.5 billion, or 1%, from December 31, 2017, largely due to a decline in automobile and junior lien mortgage loans.

Average deposits in second quarter 2018 were $1.27 trillion, down $29.9 billion from second quarter 2017. The decline was driven by a decrease in commercial deposits, primarily from financial institutions, which includes actions the Company has taken in response to the asset cap, partially offset by higher interest-bearing checking deposits. Our average deposit cost in second quarter 2018 was 40 basis points, up 19 basis points from a year ago, primarily driven by an increase in commercial and Wealth and Investment Management deposit rates.

Credit Quality
Solid overall credit results continued in second quarter 2018 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $602 million, or 0.26% (annualized) of average loans, in second quarter 2018, compared with $655 million a year ago (0.27%). The decrease in net charge-offs in second quarter 2018, compared with a year ago, was driven by lower losses in the commercial and industrial loan and other revolving credit and installment portfolios.
Our commercial portfolio net charge-offs were $67 million, or 5 basis points of average commercial loans, in second quarter 2018, compared with net charge-offs of $75 million, or 6 basis points, a year ago. Net consumer credit losses decreased to 49 basis points (annualized) of average consumer loans in second quarter 2018 from 51 basis points (annualized) in second quarter 2017. Approximately 81% of the consumer first mortgage loan portfolio outstanding at June 30, 2018, was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of June 30, 2018, decreased $1.0 billion compared with a year ago and decreased $850 million from December 31, 2017. We had a $150 million release in the allowance for credit losses in second quarter 2018, compared with a $100 million release a year ago. The allowance coverage for total loans was 1.18% at June 30, 2018, compared with 1.27% a year ago and 1.25% at December 31, 2017. The allowance covered 4.6 times annualized second quarter net charge-offs, compared with 4.6 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $452 million in second quarter 2018, down from $555 million a year ago, primarily reflecting an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances.

Nonperforming assets decreased $305 million, or 4%, from March 31, 2018, the ninth consecutive quarter of decreases, with improvement in the real estate 1-4 family first mortgage portfolio and lower foreclosed assets. Nonperforming assets were 0.85% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $233 million from the prior quarter predominantly due to a decrease in real estate 1-4 family first mortgage nonaccruals. In addition, foreclosed assets were down $72 million from the prior quarter.

Capital
Our financial performance in second quarter 2018 allowed us to maintain a solid capital position, with total equity of $206.1 billion at June 30, 2018, compared with $208.1 billion at December 31, 2017. We returned $4.0 billion to shareholders in second quarter 2018 through common stock dividends and net share repurchases, an increase of 17% from a year ago. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 84%. We continued to reduce our common shares outstanding through the repurchase of 35.8 million common shares in the quarter. We entered into a $1 billion forward repurchase contract with an unrelated third party in April 2018, which settled in July 2018 for 18.8 million common shares. We also entered into a $1 billion forward repurchase contract with an unrelated third party in July 2018 that is expected to settle in fourth quarter 2018 for approximately 18 million common shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2018.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.98% at June 30, 2018, flat compared with December 31, 2017, but well above our internal target of 10%. Likewise, our other regulatory capital ratios remained strong. We also received a non-objection to our 2018 Capital Plan submission from the FRB. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance (continued)

Earnings Performance
Wells Fargo net income for second quarter 2018 was $5.2 billion ($0.98 diluted earnings per common share), compared with $5.9 billion ($1.08 diluted per share) for second quarter 2017. Net income in second quarter 2018 included net discrete income tax expense of $481 million ($0.10 diluted per share) mostly related to state income taxes driven by the recent U.S. Supreme Court decision in South Dakota v. Wayfair. Second quarter 2018 results also benefited from the lower U.S. federal statutory income tax rate. Net income for the first half of 2018 was $10.3 billion, compared with $11.5 billion for the same period a year ago. The decrease in net income in the first half of 2018, compared with the same period a year ago, resulted from a $16 million decrease in net interest income, a $987 million decrease in noninterest income, and a $1.7 billion increase in noninterest expense, partially offset by a $517 million decrease in our provision for credit losses and a $1.2 billion decline in income tax expense reflecting the lower U.S. federal statutory income tax rate in 2018. In the first half of 2018, net interest income represented 57% of revenue, compared with 56% for the same period a year ago. Noninterest income was $18.7 billion in the first half of 2018, representing 43% of revenue, compared with $19.7 billion (44%) in the first half of 2017.
Revenue, the sum of net interest income and noninterest income, was $21.6 billion in second quarter 2018, compared with $22.2 billion in the same period a year ago. The decrease in revenue in second quarter 2018, compared with the same period a year ago, was due to a decline in noninterest income, partially offset by an increase in net interest income. Revenue for the first half of 2018 was $43.5 billion, compared with $44.5 billion for the first half of 2017. The decline in revenue in the first half of 2018, compared with the same period a year ago, was substantially due to a decline in noninterest income.

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% and 35% federal statutory tax rate for the periods ended June 30, 2018 and 2017, respectively.
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
Net interest income on a taxable-equivalent basis was $12.7 billion and $25.1 billion in the second quarter and first half of 2018, respectively, compared with $12.8 billion and $25.4 billion for the same periods a year ago. The decrease in net interest income in the second quarter and first half of 2018, compared with the same periods a year ago, was driven by lower loan swap income due to unwinding the receive-fixed loan swap portfolio, lower tax-equivalent net interest income from updated tax-equivalent factors reflecting new tax law, lower loan balances, unfavorable hedge ineffectiveness accounting, and higher premium amortization, partially offset by the net repricing benefit of higher interest rates, lower long-term debt balances, growth in interest income from debt and equity securities, and higher variable income. The net interest margin was 2.93% in second quarter 2018, up from 2.90% in the same period a year ago. The increase was driven by the net repricing benefit of higher interest rates, lower long-term debt balances, and higher variable income, partially offset by lower loan swap income due to unwinding the receive-fixed loan swap portfolio, lower tax-equivalent net interest income from updated tax-equivalent factors reflecting new tax law, unfavorable hedge ineffectiveness accounting, and higher premium amortization. The net interest margin was 2.89% in both the first half of 2018 and 2017 as the net repricing benefit of higher interest rates, lower long-term debt balances, and higher variable income was offset by lower loan swap income due to unwinding the receive-fixed loan swap portfolio, lower tax-equivalent net interest income from updated tax-equivalent factors reflecting new tax law, unfavorable hedge ineffectiveness accounting, and higher premium amortization.
Average earning assets decreased $37.5 billion and $26.7 billion in the second quarter and first half of 2018, respectively, compared with the same periods a year ago. Also, compared with the same periods a year ago:

•	average loans decreased $12.8 billion and $12.7 billion in the second quarter and first half of 2018, respectively;

•	average interest-earning deposits decreased $49.7 billion and $43.0 billion in the second quarter and first half of 2018, respectively;

•	average federal funds sold and securities purchased under resale agreements increased $2.9 billion and $2.9 billion in the second quarter and first half of 2018, respectively;

•	average debt securities increased $19.2 billion and $19.3 billion in the second quarter and first half of 2018, respectively;

•	average equity securities increased $726 million and $3.3 billion in the second quarter and first half of 2018, respectively; and

•	other earning assets increased $1.1 billion and $3.6 billion in the second quarter and first half of 2018, respectively.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits were $1.27 trillion and $1.28 trillion in the second quarter and first half of 2018, respectively, compared with $1.30 trillion in both the same periods a year ago, and represented 135% of average loans in second quarter 2018 and 136% in the first half of 2018, compared with 136% in second quarter 2017 and 135% in the first half of 2017. Average deposits were 73% of average earning assets in both the second quarter and first half of 2018, flat compared with the same periods a year ago. The average deposit cost for second quarter 2018 was 40 basis points, up 6 basis points from the prior quarter and 19 basis points from a year ago, primarily driven by an increase in commercial and Wealth and Investment Management deposit rates.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
			2018			2017
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks (3)	$154,846	1.75%	$676	204,541	1.03%	$523
Federal funds sold and securities purchased under resale agreements (3)	80,020	1.73	344	77,078	0.91	175
Debt securities (4):
Trading debt securities	80,661	3.45	695	70,411	3.24	570
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	6,425	1.66	27	18,099	1.53	69
Securities of U.S. states and political subdivisions (7)	47,388	3.91	464	53,492	3.89	521
Mortgage-backed securities:
Federal agencies	154,929	2.75	1,065	132,032	2.63	868
Residential and commercial	8,248	4.86	101	12,586	5.55	175
Total mortgage-backed securities	163,177	2.86	1,166	144,618	2.89	1,043
Other debt securities (7)	47,009	4.33	506	48,466	3.77	457
Total available-for-sale debt securities (7)	263,999	3.28	2,163	264,675	3.16	2,090
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,731	2.19	244	44,701	2.19	244
Securities of U.S. states and political subdivisions	6,255	4.34	68	6,270	5.29	83
Federal agency and other mortgage-backed securities	94,964	2.33	552	83,116	2.44	507
Other debt securities	584	4.66	7	2,798	2.34	16
Total held-to-maturity debt securities	146,534	2.38	871	136,885	2.49	850
Total debt securities (7)	491,194	3.04	3,729	471,971	2.98	3,510
Mortgage loans held for sale (5)(7)	18,788	4.22	198	19,758	3.87	191
Loans held for sale (5)	3,481	5.48	48	1,476	3.65	13
Commercial loans:
Commercial and industrial – U.S.	275,259	4.16	2,851	273,073	3.70	2,521
Commercial and industrial – Non U.S.	59,716	3.51	524	56,426	2.86	402
Real estate mortgage	123,982	4.27	1,319	131,293	3.68	1,206
Real estate construction	23,637	4.88	287	25,271	4.10	259
Lease financing	19,266	4.48	216	19,058	4.82	230
Total commercial loans	501,860	4.15	5,197	505,121	3.67	4,618
Consumer loans:
Real estate 1-4 family first mortgage	283,101	4.06	2,870	275,108	4.08	2,805
Real estate 1-4 family junior lien mortgage	37,249	5.32	495	43,602	4.78	521
Credit card	35,883	12.66	1,133	34,868	12.18	1,059
Automobile	48,568	5.18	628	59,112	5.43	800
Other revolving credit and installment	37,418	6.62	617	39,068	6.13	596
Total consumer loans	442,219	5.20	5,743	451,758	5.13	5,781
Total loans (5)	944,079	4.64	10,940	956,879	4.36	10,399
Equity securities	37,330	2.38	222	36,604	2.24	205
Other	5,518	1.48	21	4,400	0.70	8
Total earning assets (7)	$1,735,256	3.73%	$16,178	1,772,707	3.40%	$15,024
Funding sources
Deposits:
Interest-bearing checking	$80,324	0.90%	$181	48,465	0.41%	$50
Market rate and other savings	676,668	0.26	434	683,014	0.13	214
Savings certificates	20,033	0.43	21	22,599	0.30	17
Other time deposits (7)	82,061	2.26	465	57,158	1.39	197
Deposits in foreign offices	51,474	1.30	167	123,684	0.65	199
Total interest-bearing deposits (7)	910,560	0.56	1,268	934,920	0.29	677
Short-term borrowings	103,795	1.54	398	95,763	0.69	164
Long-term debt (7)	223,800	2.97	1,658	249,889	2.04	1,274
Other liabilities	28,202	2.12	150	20,981	2.05	108
Total interest-bearing liabilities (7)	1,266,357	1.10	3,474	1,301,553	0.68	2,223
Portion of noninterest-bearing funding sources (7)	468,899	—	—	471,154	—	—
Total funding sources (7)	$1,735,256	0.80	3,474	1,772,707	0.50	2,223
Net interest margin and net interest income on a taxable-equivalent basis (6)(7)		2.93%	$12,704		2.90%	$12,801
Noninterest-earning assets
Cash and due from banks	$18,609			18,171
Goodwill	26,444			26,664
Other (7)	104,575			109,479
Total noninterest-earning assets (7)	$149,628			154,314
Noninterest-bearing funding sources
Deposits	$360,779			366,275
Other liabilities (7)	51,681			53,438
Total equity (7)	206,067			205,755
Noninterest-bearing funding sources used to fund earning assets (7)	(468,899)			(471,154)
Net noninterest-bearing funding sources (7)	$149,628			154,314
Total assets (7)	$1,884,884			1,927,021

(1)
Our average prime rate was 4.80% and 4.05% for the quarters ended June 30, 2018 and 2017, respectively and 4.66% and 3.92%, for first half of 2018 and 2017, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.34% and 1.21% for the quarters ended June 30, 2018 and 2017, respectively, and 2.13% and 1.14% for the first half of 2018 and 2017, respectively.

(2)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Financial information for the prior periods has been revised to reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash.

(4)
Yields and rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

	Six months ended June 30,
			2018			2017
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks (3)	$163,520	1.61%	$1,308	206,503	0.91%	$928
Federal funds sold and securities purchased under resale agreements (3)	79,083	1.57	615	76,184	0.80	302
Debt securities (4):
Trading debt securities	79,693	3.35	1,332	69,769	3.14	1,093
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	6,426	1.66	53	21,547	1.53	164
Securities of U.S. states and political subdivisions (7)	48,665	3.64	885	52,873	3.91	1,034
Mortgage-backed securities:
Federal agencies	156,690	2.73	2,141	144,257	2.61	1,879
Residential and commercial (7)	8,558	4.48	192	13,514	5.44	368
Total mortgage-backed securities (7)	165,248	2.82	2,333	157,771	2.85	2,247
Other debt securities (7)	47,549	4.02	950	49,303	3.69	904
Total available-for-sale debt securities (7)	267,888	3.16	4,221	281,494	3.09	4,349
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,727	2.20	487	44,697	2.20	487
Securities of U.S. states and political subdivisions	6,257	4.34	136	6,271	5.30	166
Federal agency and other mortgage-backed securities	92,888	2.35	1,093	67,538	2.46	831
Other debt securities	639	3.89	12	3,062	2.34	35
Total held-to-maturity debt securities	144,511	2.40	1,728	121,568	2.51	1,519
Total debt securities (7)	492,092	2.96	7,281	472,831	2.95	6,961
Mortgage loans held for sale (5)(7)	18,598	4.06	377	19,825	3.77	373
Loans held for sale (5)	2,750	5.28	72	1,538	3.05	23
Commercial loans:
Commercial and industrial – U.S.	273,658	4.00	5,435	273,905	3.65	4,957
Commercial and industrial – Non U.S.	59,964	3.37	1,003	55,890	2.80	775
Real estate mortgage	125,085	4.16	2,581	131,868	3.62	2,370
Real estate construction	24,041	4.70	561	24,933	3.91	484
Lease financing	19,266	4.89	471	19,064	4.88	465
Total commercial loans	502,014	4.03	10,051	505,660	3.61	9,051
Consumer loans:
Real estate 1-4 family first mortgage	283,651	4.04	5,722	275,293	4.05	5,571
Real estate 1-4 family junior lien mortgage	38,042	5.23	988	44,439	4.69	1,036
Credit card	36,174	12.71	2,280	35,151	12.07	2,105
Automobile	50,010	5.17	1,283	60,304	5.45	1,628
Other revolving credit and installment	37,641	6.54	1,221	39,396	6.07	1,186
Total consumer loans	445,518	5.18	11,494	454,583	5.09	11,526
Total loans (5)	947,532	4.57	21,545	960,243	4.31	20,577
Equity securities	38,536	2.37	455	35,272	2.18	384
Other	5,765	1.34	40	2,213	0.70	8
Total earning assets (7)	$1,747,876	3.64%	$31,693	1,774,609	3.36%	$29,556
Funding sources
Deposits:
Interest-bearing checking	$74,084	0.84%	$310	49,569	0.35%	$87
Market rate and other savings	677,861	0.24	802	683,591	0.11	371
Savings certificates	20,025	0.38	38	23,030	0.29	34
Other time deposits (7)	79,340	2.06	812	56,043	1.34	374
Deposits in foreign offices	73,023	1.09	396	122,946	0.57	347
Total interest-bearing deposits (7)	924,333	0.51	2,358	935,179	0.26	1,213
Short-term borrowings	102,793	1.39	710	97,149	0.58	279
Long-term debt (7)	224,924	2.88	3,234	254,981	1.90	2,421
Other liabilities	28,065	2.02	282	18,905	2.12	200
Total interest-bearing liabilities (7)	1,280,115	1.03	6,584	1,306,214	0.63	4,113
Portion of noninterest-bearing funding sources (7)	467,761		—	468,395	—	—
Total funding sources (7)	$1,747,876	0.75	6,584	1,774,609	0.47	4,113
Net interest margin and net interest income on a taxable-equivalent basis (6)(7)		2.89%	$25,109		2.89%	$25,443
Noninterest-earning assets
Cash and due from banks	$18,730			18,437
Goodwill	26,480			26,668
Other (7)	107,218			109,306
Total noninterest-earning assets (7)	$152,428			154,411
Noninterest-bearing funding sources
Deposits	$359,854			365,019
Other liabilities (7)	54,212			54,119
Total equity (7)	206,123			203,668
Noninterest-bearing funding sources used to fund earning assets (7)	(467,761)			(468,395)
Net noninterest-bearing funding sources (7)	$152,428			154,411
Total assets (7)	$1,900,304			1,929,020

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)
Includes taxable-equivalent adjustments of $163 million and $330 million for the quarters ended June 30, 2018 and 2017, respectively, and $330 million and $648 million for the first half of 2018 and 2017, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 21% and 35% for periods ended June 30, 2018 and 2017, respectively.

(7)
Financial information for the prior periods has been revised to reflect the impact of the adoption in fourth quarter 2017 of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Service charges on deposit accounts	$1,163	1,276	(9)%	$2,336	2,589	(10)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,354	2,329	1	4,757	4,653	2
Trust and investment management	835	837	—	1,685	1,666	1
Investment banking	486	463	5	916	880	4
Total trust and investment fees	3,675	3,629	1	7,358	7,199	2
Card fees	1,001	1,019	(2)	1,909	1,964	(3)
Other fees:
Charges and fees on loans	304	325	(6)	605	632	(4)
Cash network fees	120	134	(10)	246	260	(5)
Commercial real estate brokerage commissions	109	102	7	194	183	6
Letters of credit fees	72	76	(5)	151	150	1
Wire transfer and other remittance fees	121	112	8	237	219	8
All other fees	120	153	(22)	213	323	(34)
Total other fees	846	902	(6)	1,646	1,767	(7)
Mortgage banking:
Servicing income, net	406	400	2	874	856	2
Net gains on mortgage loan origination/sales activities	364	748	(51)	830	1,520	(45)
Total mortgage banking	770	1,148	(33)	1,704	2,376	(28)
Insurance	102	280	(64)	216	557	(61)
Net gains from trading activities	191	151	26	434	423	3
Net gains on debt securities	41	120	(66)	42	156	(73)
Net gains from equity securities	295	274	8	1,078	844	28
Lease income	443	493	(10)	898	974	(8)
Life insurance investment income	162	145	12	326	289	13
All other	323	327	(1)	761	557	37
Total	$9,012	9,764	(8)	$18,708	19,695	(5)
Noninterest income was $9.0 billion and $18.7 billion in the second quarter and first half of 2018, respectively, compared with $9.8 billion and $19.7 billion for the same periods a year ago. This income represented 42% of revenue for second quarter 2018 and 43% of revenue for the first half of 2018, compared with 44% for the same periods a year ago. The decline in noninterest income in the second quarter and first half of 2018, compared with the same periods a year ago, was predominantly due to lower mortgage banking income, lower insurance income due to the sale of Wells Fargo Insurance Services in fourth quarter 2017, and lower service charges on deposit accounts. These decreases were partially offset by growth in trust and investment fees, and higher net gains from equity securities in the second quarter and first half of 2018 and higher all other income in the first half of 2018. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 17 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts were $1.2 billion and $2.3 billion in the second quarter and first half of 2018, respectively, compared with $1.3 billion and $2.6 billion for the same periods a year ago. The decrease in both the second quarter and first half of 2018, compared with the same periods a year ago, was due to lower overdraft and monthly service fees driven by customer-friendly initiatives that help customers minimize monthly and overdraft fees, and the impact of a higher earnings credit rate applied to commercial accounts due to increased interest rates.
Brokerage advisory, commissions and other fees increased to $2.4 billion and $4.8 billion in the second quarter and first half of 2018, respectively, compared with $2.3 billion and $4.7 billion for the same periods in 2017. The increases in both periods, compared with the same periods in 2017, were due to higher asset-based fees, partially offset by lower transactional commission revenue. Retail brokerage client assets totaled $1.6 trillion at both June 30, 2018 and 2017, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fee income is largely from client assets under management (AUM) for which fees are based on a tiered scale relative to market value of the assets, and client assets under administration (AUA), for which fees are generally based on the extent of services to administer the assets. Trust and investment management fees declined slightly to $835 million in second quarter 2018, from $837 million in second quarter 2017, but modestly increased to $1.69 billion in the first half of 2018, from $1.67 billion for the same period a year ago, as growth in management fees for investment advice on

Earnings Performance (continued)

mutual funds was partially offset by a decrease in corporate trust fees due to the sale of Wells Fargo Shareowner Services in first quarter 2018. Our AUM totaled $677.7 billion at June 30, 2018, compared with $663.2 billion at June 30, 2017, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report. Our AUA totaled $1.7 trillion at both June 30, 2018 and 2017.
Investment banking fees increased to $486 million and $916 million in the second quarter and first half of 2018, respectively, from $463 million and $880 million for the same periods in 2017, reflecting the impact of the new accounting standard for revenue recognition, which increased investment banking fees and increased noninterest expense by an equal amount due to the underwriting expenses of our broker-dealer business that were previously netted against revenue are now included in noninterest expense. The increase in fees was partially offset by lower advisory fees and equity originations.
Card fees were $1.0 billion and $1.9 billion in the second quarter and first half of 2018, respectively, compared with $1.0 billion and $2.0 billion for the same periods in 2017, reflecting the impact of the new revenue recognition accounting standard, which reduced noninterest expense and lowered card fees by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees.
Other fees decreased to $846 million and $1.6 billion in the second quarter and first half of 2018, respectively, from $902 million and $1.8 billion for the same periods in 2017, primarily driven by lower all other fees. All other fees were $120 million and $213 million in the second quarter and first half of 2018, compared with $153 million and $323 million for the same periods in 2017, resulting from discontinuing products.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/sales activities, totaled $770 million and $1.7 billion in the second quarter and first half of 2018, respectively, compared with $1.1 billion and $2.4 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $406 million for second quarter 2018 included a $26 million net MSR valuation gain ($345 million increase in the fair value of the MSRs and a $319 million hedge loss). Net servicing income of $400 million for second quarter 2017 included a $71 million net MSR valuation gain ($360 million decrease in the fair value of the MSRs and a $431 million hedge gain). For the first half of 2018, net servicing income of $874 million included a $136 million net MSR valuation gain ($1.7 billion increase in the fair value of the MSRs and a $1.5 billion hedge loss), and for the first half of 2017, net servicing income of $856 million included a $173 million net MSR valuation gain ($186 million decrease in the fair value of the MSRs and a $359 million hedge gain). Net servicing income increased for the first half of 2018, compared with the same period a year ago, due to higher net servicing fees, partially offset by lower net MSR valuation gains.

Our portfolio of mortgage loans serviced for others was $1.71 trillion at June 30, 2018, and $1.70 trillion at December 31, 2017. At June 30, 2018, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.98%, compared with 0.88% at December 31, 2017. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities were $364 million and $830 million in the second quarter and first half of 2018, respectively, compared with $748 million and $1.5 billion for the same periods a year ago. The decrease in the second quarter and first half of 2018, compared with the same periods a year ago, was primarily due to lower loan originations and production margins. Total mortgage loan originations were $50 billion and $93 billion for the second quarter and first half of 2018, respectively, compared with $56 billion and $100 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$281	521	$605	1,090
Commercial		49	81	125	182
Residential pipeline and unsold/repurchased loan management (1)		34	146	100	248
Total		$364	748	$830	1,520
Residential real estate originations (in billions):
Held-for-sale	(B)	$37	42	$71	76
Held-for-investment		13	14	22	24
Total		$50	56	$93	100
Production margin on residential held-for-sale mortgage loan originations	(A)/(B)	0.77%	1.24	0.86%	1.44

(1)	Predominantly includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 0.77% and 0.86% for the second quarter and first half of 2018, respectively, compared with 1.24% and 1.44% for the same periods in 2017. The decline in production margin in the second quarter and first half of 2018 was attributable to lower margins in both our retail and correspondent production channels and a shift to more correspondent origination volume, which has a lower production margin. Mortgage applications were $67 billion and $125 billion for the second quarter and first half of 2018, respectively, compared with $83 billion and $142 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $26 billion at June 30, 2018, compared with $34 billion at June 30, 2017. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 10 (Mortgage Banking Activities) and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
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
Insurance income was $102 million and $216 million in the second quarter and first half of 2018, respectively, compared with $280 million and $557 million in the same periods a year ago. The decrease in the second quarter and first half of 2018, compared with the same periods a year ago, was driven by the sale of Wells Fargo Insurance Services in fourth quarter 2017.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $191 million and $434 million in the second quarter and first half of 2018, respectively, compared with $151 million and $423 million in the same periods a year ago. The increase in the second quarter and first half of 2018, compared with the same periods a year ago, was due to growth in equity trading driven by favorable market volatility, partially offset by lower foreign exchange trading income. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from debt and equity securities and other interest expense. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.

Net gains on debt and equity securities totaled $336 million and $1.1 billion in the second quarter and first half of 2018, respectively, compared with $394 million and $1.0 billion for the same periods in 2017, after other-than-temporary impairment (OTTI) write-downs of $245 million and $275 million for the second quarter and first half of 2018, respectively, compared with $73 million and $202 million for the same periods in 2017. The decrease in net gains on debt and equity securities in second quarter 2018, compared with the same period a year ago, was driven by lower net gains on debt securities and lower deferred compensation gains (offset in employee benefits expense), partially offset by higher net gains from nonmarketable equity securities. The increase in the first half of 2018, compared with the same period a year ago, was predominantly driven by higher net gains from nonmarketable equity securities and $277 million of unrealized gains from the impact of the new accounting standard for financial instruments which requires any gain or loss associated with the fair value measurement of equity securities to be reflected in earnings. These increases were partially offset by lower net gains on debt securities and lower deferred compensation gains (offset in employee benefits expense). The increase in OTTI in the second quarter and first half of 2018, compared with same periods a year ago, was predominantly driven by the impairment on the announced sale of our ownership stake in RockCreek.
Lease income was $443 million and $898 million in the second quarter and first half of 2018, respectively, compared with $493 million and $974 million for the same periods a year ago. The decreases in both periods were primarily driven by lower rail and equipment lease income. Lease income in second quarter 2018 also reflected lower gains on the sale of lease assets.
All other income was $323 million and $761 million in the second quarter and first half of 2018, respectively, compared with $327 million and $557 million for the same periods a year ago. All other income includes hedge accounting results related to hedges of foreign currency risk, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The decrease in all other income in second quarter 2018, compared with the same period a year ago, was driven by unfavorable changes in hedge ineffectiveness accounting, partially offset by higher pre-tax gains from the sales of purchased credit-impaired Pick-a-Pay loans. The increase in all other income in the first half of 2018 was predominantly driven by higher pre-tax gains from the sales of purchased credit-impaired Pick-a-Pay loans, and a $202 million pre-tax gain from the sale of Wells Fargo Shareowner Services in first quarter 2018. These gains were partially offset by an unrealized loss of $176 million for a lower of cost or market (LOCOM) adjustment related to the previously announced sale of certain assets and liabilities of Reliable Financial Services, Inc. (a subsidiary of Wells Fargo's automobile financing business), and lower income from equity method investments.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Salaries	$4,465	4,343	3%	$8,828	8,604	3%
Commission and incentive compensation	2,642	2,499	6	5,410	5,224	4
Employee benefits	1,245	1,308	(5)	2,843	2,994	(5)
Equipment	550	529	4	1,167	1,106	6
Net occupancy	722	706	2	1,435	1,418	1
Core deposit and other intangibles	265	287	(8)	530	576	(8)
FDIC and other deposit assessments	297	328	(9)	621	661	(6)
Operating losses	619	350	77	2,087	632	230
Outside professional services	881	1,029	(14)	1,702	1,833	(7)
Contract services (1)	536	416	29	983	813	21
Operating leases	311	334	(7)	631	679	(7)
Outside data processing	164	236	(31)	326	456	(29)
Travel and entertainment	157	171	(8)	309	350	(12)
Advertising and promotion	227	150	51	380	277	37
Postage, stationery and supplies	121	134	(10)	263	279	(6)
Telecommunications	88	91	(3)	180	182	(1)
Foreclosed assets	44	52	(15)	82	138	(41)
Insurance	24	24	—	50	48	4
All other (1)	624	554	13	1,197	1,063	13
Total	$13,982	13,541	3	$29,024	27,333	6

(1)	The prior periods have been revised to conform with the current period presentation whereby temporary help is included in contract services rather than in all other noninterest expense.
Noninterest expense was $14.0 billion in second quarter 2018, up 3% from $13.5 billion a year ago, and $29.0 billion in the first half of 2018, up 6% from the same period a year ago. The increase in both periods was predominantly due to higher operating losses and personnel expenses.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up $202 million, or 2%, in second quarter 2018, compared with the same period a year ago, and up $259 million, or 2%, in the first half of 2018, compared with the same period a year ago. The increase in both periods was due to salary increases and higher incentive compensation, partially offset by the impact of the sale of Wells Fargo Insurance Services in fourth quarter 2017, lower deferred compensation costs (offset in net gains from equity securities) and lower staffing levels.
Outside professional and contract services expense was down $28 million, or 2%, in second quarter 2018, compared with the same period a year ago, and up $39 million, or 1%, in the first half of 2018, compared with the same period a year ago. The decrease in second quarter 2018 reflected lower project and technology spending on regulatory and compliance related initiatives, while the increase in the first half of 2018 was due to higher project and technology spending, partially offset by lower legal expense.
Outside data processing was down $72 million in second quarter 2018, or 31%, compared with the same period a year ago, and down $130 million, or 29%, in the first half of 2018, compared with the same period a year ago, reflecting lower data processing expense related to the GE Capital business acquisitions and the impact of the new revenue recognition accounting standard, which reduced noninterest expense and lowered card fees by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees.

Operating losses were up $269 million, or 77%, in second quarter 2018, compared with the same period a year ago, and up $1.5 billion, or 230%, in the first half of 2018, compared with the same period a year ago. The increase for both periods was driven by higher remediation accruals for previously disclosed matters, while the increase for the first half of 2018 was also driven by higher litigation and remediation accruals for previously disclosed matters.
Foreclosed assets expense was down $8 million, or 15%, in second quarter 2018, compared with the same period a year ago, and down $56 million, or 41%, in the first half of 2018, compared with the same period a year ago, predominantly due to lower foreclosed properties operating expenses for both periods.
Advertising and promotion expense was up $77 million, or 51%, in second quarter 2018, compared with the same period a year ago, and up $103 million, or 37%, in the first half of 2018, compared with the same period a year ago, in each case due to higher advertising expense, including for the “Re-Established” advertising campaign launched in second quarter 2018.
Equipment expense was up $21 million, or 4%, in second quarter 2018, compared with the same period a year ago, and up $61 million, or 6%, in the first half of 2018, compared with the same period a year ago, in each case due to higher depreciation expense.
All other noninterest expense was up $70 million, or 13%, in second quarter 2018, compared with the same period a year ago, and up $134 million, or 13%, in the first half of 2018, compared with the same period a year ago. The increase in both periods was predominantly driven by higher donations expense.
Our efficiency ratio was 64.9% in second quarter 2018, compared with 60.9% in second quarter 2017.

Income Tax Expense
Our effective income tax rate was 25.9% and 27.7% for second quarter 2018 and 2017, respectively, and was 23.6% in the first half of 2018, down from 27.6% in the first half of 2017. The effective income tax rate for second quarter 2018 included net discrete income tax expense of $481 million mostly related to state income taxes driven by the recent U.S. Supreme Court decision in South Dakota v. Wayfair. The effective income tax rate for the first half of 2018 reflected the reduced U.S federal tax rate as part of the Tax Cuts & Jobs Act (the Tax Act) that was enacted in 2017, partially offset by the non-tax deductible treatment of the $800 million discrete litigation accrual in connection with entering into the consent orders with the CFPB and OCC on April 20, 2018. We expect the effective income tax rate for the remainder of 2018 to be approximately 19%, excluding the impact of future discrete items. We continue to collect and analyze data related to provisional tax estimates recorded in fourth quarter 2017 and monitor interpretations that emerge for various provisions of the Tax Act. We anticipate these items will be finalized upon completion of our U.S. tax filings in 2018.

Operating Segment Results
We are organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and WIM. These segments are defined by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative financial accounting guidance equivalent to generally accepted accounting principles (GAAP). Effective first quarter 2018, assets and liabilities now receive a funding charge or credit that considers interest rate risk, liquidity risk, and other product characteristics on a more granular level. This methodology change affects results across all three of our reportable operating segments and operating segment results for the prior periods of 2017 have been revised to reflect this methodology change. Our previously reported consolidated financial results were not impacted by the methodology change; however, in connection with the adoption of ASU 2016-01 in first quarter 2018, certain reclassifications have occurred within noninterest income. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 21 (Operating Segments) to Financial Statements in this Report.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended June 30,
Revenue	$11,806	11,955	7,197	7,479	3,951	4,226	(1,401)	(1,425)	21,553	22,235
Provision (reversal of provision) for credit losses	484	623	(36)	(65)	(2)	7	6	(10)	452	555
Noninterest expense	7,290	7,266	4,219	4,036	3,361	3,071	(888)	(832)	13,982	13,541
Net income (loss)	2,496	2,765	2,635	2,742	445	711	(390)	(362)	5,186	5,856
Average loans	$463.8	475.1	464.7	466.9	74.7	71.7	(59.1)	(56.8)	944.1	956.9
Average deposits	760.6	727.7	414.0	462.4	167.1	190.1	(70.4)	(79.0)	1,271.3	1,301.2
Six months ended June 30,
Revenue	$23,636	23,778	14,476	15,056	8,193	8,483	(2,818)	(2,827)	43,487	44,490
Provision (reversal of provision) for credit losses	702	1,269	(56)	(108)	(8)	3	5	(4)	643	1,160
Noninterest expense	15,992	14,547	8,197	8,203	6,651	6,275	(1,816)	(1,692)	29,024	27,333
Net income (loss)	4,409	5,589	5,510	5,227	1,159	1,376	(756)	(702)	10,322	11,490
Average loans	$467.1	477.9	464.9	467.6	74.3	71.2	(58.8)	(56.5)	947.5	960.2
Average deposits	754.1	722.8	429.9	463.8	172.5	193.8	(72.3)	(80.2)	1,284.2	1,300.2

(1)
Includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for WIM customers served through Community Banking distribution channels.

Earnings Performance (continued)

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and automobile, student, mortgage, home equity and small business lending, as well as referrals to Wholesale Banking and WIM business partners. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations (including funds transfer pricing, capital, liquidity and certain corporate expenses) in support of other segments and results of investments in our affiliated venture capital partnerships. We announced on November 28, 2017, that we would exit the personal insurance business, effective February 1, 2018. Effective April 2, 2018, we sold the majority of our interests in our personal insurance business to a third party. We continue to wind down the personal insurance business and expect to substantially complete these activities in the first half of 2019. Table 4a provides additional financial information for Community Banking.
Table 4a: Community Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$7,346	7,133	3%	$14,541	14,265	2%
Noninterest income:
Service charges on deposit accounts	632	725	(13)	1,271	1,467	(13)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	465	452	3	943	896	5
Trust and investment management (1)	220	215	2	453	433	5
Investment banking (2)	—	(20)	100	(10)	(47)	79
Total trust and investment fees	685	647	6	1,386	1,282	8
Card fees	904	929	(3)	1,725	1,794	(4)
Other fees	348	395	(12)	675	790	(15)
Mortgage banking	695	1,038	(33)	1,537	2,144	(28)
Insurance	16	35	(54)	44	69	(36)
Net gains (losses) from trading activities	24	(33)	173	23	(85)	127
Net gains (losses) on debt securities	(2)	184	NM	(2)	286	NM
Net gains from equity securities (3)	409	222	84	1,093	690	58
Other income of the segment	749	680	10	1,343	1,076	25
Total noninterest income	4,460	4,822	(8)	9,095	9,513	(4)

Total revenue	11,806	11,955	(1)	23,636	23,778	(1)

Provision for credit losses	484	623	(22)	702	1,269	(45)
Noninterest expense:
Personnel expense	5,400	5,002	8	10,911	10,203	7
Equipment	525	507	4	1,121	1,058	6
Net occupancy	542	520	4	1,076	1,046	3
Core deposit and other intangibles	102	112	(9)	203	224	(9)
FDIC and other deposit assessments	155	185	(16)	336	377	(11)
Outside professional services	430	554	(22)	827	903	(8)
Operating losses	287	297	(3)	1,727	558	209
Other expense of the segment	(151)	89	NM	(209)	178	NM
Total noninterest expense	7,290	7,266	—	15,992	14,547	10
Income before income tax expense and noncontrolling interests	4,032	4,066	(1)	6,942	7,962	(13)
Income tax expense	1,413	1,255	13	2,222	2,237	(1)
Net income from noncontrolling interests (4)	123	46	167	311	136	129
Net income	$2,496	2,765	(10)	$4,409	5,589	(21)
Average loans	$463.8	475.1	(2)	$467.1	477.9	(2)
Average deposits	760.6	727.7	5	754.1	722.8	4
NM - Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Predominantly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $2.5 billion, down $269 million, or 10%, from second quarter 2017, and $4.4 billion for the first half of 2018, down $1.2 billion, or 21%, compared with the same period a year ago. Revenue of $11.8 billion decreased $149 million, or 1%, from second quarter 2017, and was $23.6 billion for the first half of 2018, a decrease of $142 million, or 1%, compared with the same period a year ago. The decrease in revenue from second quarter 2017 was due to lower mortgage banking income and service charges on deposit accounts, partially offset by higher net interest income and higher gains on the sales of PCI Pick-a-Pay mortgage loans. The decrease in revenue from the first half of 2017 was due to lower mortgage banking income, net gains from debt securities, and service charges on deposit accounts, partially offset by higher gains on the sales of PCI Pick-a-Pay mortgage loans, net interest income, and net gains from equity securities. Average loans of $463.8 billion in second quarter 2018 decreased $11.3 billion, or 2%, from second quarter 2017, and average loans of $467.1 billion in the first half of 2018 decreased $10.8 billion, or 2%, from the first half of 2017. The decline in average loans for both periods was predominantly due to lower automobile loans and junior lien mortgages, partially offset by higher real estate 1-4 family first mortgages. Average deposits of $760.6 billion in second quarter 2018 increased $32.9 billion, or 5%, from second quarter 2017, and increased $31.3 billion, or 4%, from the first half of 2017. The number of primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of May 2018 was up 1% from May 2017. Noninterest expense was $7.3 billion in second quarter 2018, flat compared with second quarter 2017, and $16.0 billion in the first half of 2018, up $1.4 billion, or 10%, from the first half of 2017. The increase from the first half of 2017 was predominantly due to higher operating losses and personnel expense. The provision for credit losses decreased $139 million from second quarter 2017 and $567 million from the first half of 2017, due to continued improvement in the consumer lending portfolio compared with the same periods a year ago. Income tax expense increased $158 million from second quarter 2017, due to a net discrete income tax expense of $481 million in second quarter 2018 mostly related to state income taxes. This increase was partially offset by the beneficial impact of the reduced U.S. federal statutory income tax rate for 2018. Income tax expense decreased $15 million from the first half of 2017, driven by the beneficial impact of the reduced U.S. federal statutory income tax rate for 2018, partially offset by the second quarter 2018 net discrete income tax expense.

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
Table 4b: Wholesale Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$4,693	4,809	(2)%	$9,225	9,490	(3)%
Noninterest income:
Service charges on deposit accounts	530	550	(4)	1,064	1,120	(5)
Trust and investment fees:
Brokerage advisory, commissions and other fees	78	82	(5)	145	166	(13)
Trust and investment management	110	132	(17)	223	261	(15)
Investment banking	485	483	—	925	928	—
Total trust and investment fees	673	697	(3)	1,293	1,355	(5)
Card fees	96	89	8	183	169	8
Other fees	496	506	(2)	968	974	(1)
Mortgage banking	75	110	(32)	168	233	(28)
Insurance	78	236	(67)	157	470	(67)
Net gains from trading activities	154	168	(8)	379	458	(17)
Net gains (losses) on debt securities	42	(64)	166	43	(130)	133
Net gains from equity securities	89	16	456	182	52	250
Other income of the segment	271	362	(25)	814	865	(6)
Total noninterest income	2,504	2,670	(6)	5,251	5,566	(6)

Total revenue	7,197	7,479	(4)	14,476	15,056	(4)

Provision (reversal of provision) for credit losses	(36)	(65)	45	(56)	(108)	48
Noninterest expense:
Personnel expense	1,386	1,601	(13)	2,922	3,405	(14)
Equipment	14	14	—	26	30	(13)
Net occupancy	100	108	(7)	200	216	(7)
Core deposit and other intangibles	94	103	(9)	189	208	(9)
FDIC and other deposit assessments	122	120	2	244	238	3
Outside professional services	255	288	(11)	488	529	(8)
Operating losses	208	6	NM	216	12	NM
Other expense of the segment	2,040	1,796	14	3,912	3,565	10
Total noninterest expense	4,219	4,036	5	8,197	8,203	—
Income before income tax expense and noncontrolling interests	3,014	3,508	(14)	6,335	6,961	(9)
Income tax expense	379	775	(51)	827	1,748	(53)
Net loss from noncontrolling interests	—	(9)	100	(2)	(14)	86
Net income	$2,635	2,742	(4)	$5,510	5,227	5
Average loans	$464.7	466.9	—	$464.9	467.6	(1)
Average deposits	414.0	462.4	(10)	429.9	463.8	(7)
NM - Not meaningful
Wholesale Banking reported net income of $2.6 billion in second quarter 2018, down $107 million, or 4%, from second quarter 2017. In the first half of 2018, net income of $5.5 billion increased $283 million, or 5%, from the same period a year ago. The 2018 results benefited from the reduced U.S. federal statutory income tax rate, while second quarter 2017 included a discrete income tax benefit resulting from our agreement to sell

Wells Fargo Insurance Services USA (WFIS). Revenue decreased $282 million, or 4%, from second quarter 2017, and $580 million, or 4%, from the first half of 2017, primarily due to the impact of the sale of WFIS in fourth quarter 2017, as well as lower net interest income. Net interest income decreased $116 million, or 2%, from second quarter 2017, and $265 million, or 3%, from the first half of 2017, as lower average loan and deposit

Earnings Performance (continued)

balances and lower income on tax advantaged products were partially offset by higher interest rates. Noninterest income decreased $166 million, or 6%, from second quarter 2017, and decreased $315 million, or 6%, from the first half of 2017. Noninterest income decreased for both periods as the impact of the sale of WFIS, lower operating lease income and mortgage banking fees were partially offset by higher market sensitive revenue. Average loans of $464.7 billion in second quarter 2018 decreased $2.2 billion from second quarter 2017, and average loans of $464.9 billion in the first half of 2018 decreased $2.7 billion, or 1%, from the first half of 2017, as growth in commercial and industrial loans was more than offset by lower commercial real estate loans. Average deposits of $414.0 billion in second quarter 2018 decreased $48.4 billion, or 10%, from second quarter 2017, and average deposits of $429.9 billion in the first half of 2018 decreased $33.9 billion, or 7%, from the first half of 2017. The decline in average deposits for both periods was driven by actions taken in response to the asset cap included in the FRB consent order on February 2, 2018, and declines across many businesses as commercial customers allocated more cash to alternative higher-rate liquid investments. Noninterest expense increased $183 million, or 5%, from second quarter 2017, as higher operating losses related to the foreign exchange business and higher regulatory, risk, cyber and technology expenses were partially offset by lower personnel expense largely due to the sale of WFIS and lower variable compensation. Noninterest expense in the first half of 2018 decreased $6 million from the first half of 2017 as lower personnel expense related to the sale of WFIS and lower variable compensation was offset by higher operating losses and increased regulatory, risk, cyber and technology expenses. The provision for credit losses increased $29 million from second quarter 2017, and $52 million from the first half of 2017.

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
Table 4c: Wealth and Investment Management

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$1,111	1,171	(5)%	$2,223	2,312	(4)%
Noninterest income:
Service charges on deposit accounts	5	5	—	9	10	(10)
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,284	2,255	1	4,628	4,500	3
Trust and investment management	731	712	3	1,474	1,419	4
Investment banking (1)	1	—	NM	1	(1)	200
Total trust and investment fees	3,016	2,967	2	6,103	5,918	3
Card fees	2	2	—	3	3	—
Other fees	5	4	25	9	9	—
Mortgage banking	(2)	(2)	—	(5)	(4)	(25)
Insurance	18	22	(18)	36	42	(14)
Net gains from trading activities	13	16	(19)	32	50	(36)
Net gains on debt securities	1	—	NM	1	—	NM
Net gains (losses) from equity securities	(203)	36	NM	(197)	102	NM
Other income of the segment	(15)	5	NM	(21)	41	NM
Total noninterest income	2,840	3,055	(7)	5,970	6,171	(3)

Total revenue	3,951	4,226	(7)	8,193	8,483	(3)

Provision (reversal of provision) for credit losses	(2)	7	NM	(8)	3	NM
Noninterest expense:
Personnel expense	2,037	1,980	3	4,202	4,084	3
Equipment	11	9	22	21	20	5
Net occupancy	110	108	2	219	215	2
Core deposit and other intangibles	69	72	(4)	138	144	(4)
FDIC and other deposit assessments	34	39	(13)	70	79	(11)
Outside professional services	202	193	5	400	415	(4)
Operating losses	127	49	159	149	66	126
Other expense of the segment	771	621	24	1,452	1,252	16
Total noninterest expense	3,361	3,071	9	6,651	6,275	6
Income before income tax expense and noncontrolling interests	592	1,148	(48)	1,550	2,205	(30)
Income tax expense	147	436	(66)	386	822	(53)
Net income from noncontrolling interests	—	1	(100)	5	7	(29)
Net income	$445	711	(37)	$1,159	1,376	(16)
Average loans	$74.7	71.7	4	$74.3	71.2	4
Average deposits	167.1	190.1	(12)	172.5	193.8	(11)
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

WIM reported net income of $445 million in second quarter 2018, down $266 million, or 37%, from second quarter 2017. Net income for the first half of 2018 was $1.2 billion, down $217 million, or 16%, from the same period a year ago. The 2018 results benefited from the lower U.S. federal statutory income tax rate. Revenue was down $275 million, or 7%, from second quarter 2017, and down $290 million, or 3%, from the first half of 2017, largely due to the impairment on the announced sale of our ownership stake in RockCreek, and lower net interest income, partially offset by higher trust and investment fees. Net interest income decreased 5% from second quarter 2017, and 4% from the first half of 2017, primarily driven by lower deposit balances. Noninterest income decreased $215 million from second quarter 2017, and $201 million from the first half of 2017, largely due to the impairment on the announced sale of our ownership stake in RockCreek, lower brokerage transaction revenue and deferred compensation plan investments (offset in employee benefits expense), partially offset by higher asset-based fees. Asset-based fees increased predominantly due to higher brokerage advisory account client assets driven by higher market valuations. Average loans of $74.7 billion in second quarter 2018 and $74.3 billion in the first half of 2018 increased 4% from the same periods a year ago, driven by growth in nonconforming mortgage loans. Average deposits in second quarter 2018 of $167.1 billion decreased 12% from second quarter 2017. Average deposits in the first half of 2018 decreased 11% from the same period a year ago, as customers moved deposits into other investment alternatives. Noninterest expense was up 9% from second quarter 2017, and up 6% from the first half of 2017, driven by higher project and technology spending on regulatory and compliance related initiatives, higher operating losses, and higher broker commissions, partially offset by lower deferred compensation plan expense (offset in net gains from equity securities). Second quarter 2018 operating losses included $114 million of non-litigation expense related to fee calculations within certain fiduciary and custody accounts in our wealth management business. The provision for credit losses decreased $9 million from second quarter 2017 and decreased $11 million from the first half of 2017.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at June 30, 2018 and 2017.
Table 4d: Retail Brokerage Client Assets

	June 30,
($ in billions)	2018	2017
Retail brokerage client assets	$1,623.7	1,575.9
Advisory account client assets	542.6	502.5
Advisory account client assets as a percentage of total client assets	33%	32

Earnings Performance (continued)

Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the second quarter of 2018 and 2017, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the second quarter and first half of 2018 and 2017.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2018
Client directed (4)	$168.4	8.2	(11.1)	2.0	167.5	$170.9	17.6	(20.3)	(0.7)	167.5
Financial advisor directed (5)	148.6	7.5	(9.5)	3.4	150.0	147.0	15.6	(16.5)	3.9	150.0
Separate accounts (6)	146.6	5.6	(7.0)	2.0	147.2	149.1	12.4	(14.3)	—	147.2
Mutual fund advisory (7)	76.8	3.2	(3.3)	1.2	77.9	75.8	7.2	(6.3)	1.2	77.9
Total advisory client assets	$540.4	24.5	(30.9)	8.6	542.6	542.8	52.8	(57.4)	4.4	542.6
June 30, 2017
Client directed (4)	$163.3	8.3	(9.6)	1.8	163.8	159.1	20.3	(21.2)	5.6	163.8
Financial advisor directed (5)	126.2	6.9	(6.2)	4.8	131.7	115.7	16.3	(12.2)	11.9	131.7
Separate accounts (6)	133.7	6.3	(6.0)	3.7	137.7	125.7	14.5	(12.2)	9.7	137.7
Mutual fund advisory (7)	66.9	2.9	(2.7)	2.2	69.3	63.3	6.7	(5.7)	5.0	69.3
Total advisory client assets	$490.1	24.4	(24.5)	12.5	502.5	463.8	57.8	(51.3)	32.2	502.5

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the second quarter and first half of 2018 and 2017.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2018
Assets managed by WFAM (4):
Money market funds (5)	$105.0	2.7	—	—	107.7	$108.2	—	(0.5)	—	107.7
Other assets managed	391.8	20.9	(27.3)	1.1	386.5	395.7	46.6	(56.5)	0.7	386.5
Assets managed by Wealth and Retirement (6)	183.3	9.1	(10.3)	1.1	183.2	186.2	19.5	(21.7)	(0.8)	183.2
Total assets under management	$680.1	32.7	(37.6)	2.2	677.4	690.1	66.1	(78.7)	(0.1)	677.4
June 30, 2017
Assets managed by WFAM (4):
Money market funds (5)	$96.7	—	(2.0)	—	94.7	102.6	—	(7.9)	—	94.7
Other assets managed	384.4	34.2	(33.4)	7.3	392.5	379.6	63.6	(67.6)	16.9	392.5
Assets managed by Wealth and Retirement (6)	173.5	10.0	(11.0)	3.1	175.6	168.5	19.4	(20.4)	8.1	175.6
Total assets under management	$654.6	44.2	(46.4)	10.4	662.8	650.7	83.0	(95.9)	25.0	662.8

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $5.2 billion and $5.7 billion as of June 30, 2018 and 2017, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis (continued)

Balance Sheet Analysis
At June 30, 2018, our assets totaled $1.88 trillion, down $72.1 billion from December 31, 2017. Asset decline was driven by declines in interest-earning deposits with banks, available-for-sale debt securities, and loans, which decreased by $49.6 billion, $10.7 billion, and $12.5 billion, respectively, from December 31, 2017. Total equity decreased by $2.0 billion from December 31, 2017, predominantly due to a $3.3 billion decline in cumulative other comprehensive income, a $2.7 billion increase in treasury stock, and a $1.2 billion decline in additional paid-in capital, partially offset by a $5.5 billion increase in retained earnings net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2018			December 31, 2017
(in millions)	Amortized Cost	Net unrealized gain (loss)	Fair value	Amortized Cost	Net unrealized gain (loss)	Fair value
Available-for-sale	268,055	(2,368)	265,687	275,096	1,311	276,407
Held-to-maturity	144,206	(3,835)	140,371	139,335	(350)	138,985
Total (1)	$412,261	(6,203)	406,058	414,431	961	415,392

(1)	Available-for-sale debt securities are carried on the balance sheet at fair value. Held-to-maturity debt securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which decreased $5.8 billion in balance sheet carrying value from December 31, 2017, largely due to sales and paydowns of federal agency mortgage-backed securities, securities of U.S. states and political subdivisions, collateralized loan obligations and other asset-backed securities, partially offset by purchases of federal agency mortgage-backed securities.
The total net unrealized losses on available-for-sale debt securities were $2.4 billion at June 30, 2018, down from net unrealized gains of $1.3 billion at December 31, 2017, primarily due to higher long-term interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2017 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze debt securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. In the first half of 2018, we recognized $18 million of OTTI write-downs on debt securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K and Note 5 (Debt Securities) to Financial Statements in this Report.
At June 30, 2018, debt securities included $53.9 billion of municipal bonds, of which 95.6% were rated “A-” or better based largely on external and, in some cases, internal ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 6.0 years at June 30, 2018. The expected remaining maturity is shorter than the remaining contractual maturity for the 61% of this portfolio that is MBS because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2018
Actual	$162.8	(3.6)	6.2
Assuming a 200 basis point:
Increase in interest rates	144.6	(21.8)	8.2
Decrease in interest rates	175.0	8.6	3.5
The weighted-average expected maturity of debt securities held-to-maturity was 6.3 years at June 30, 2018. See Note 5 (Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $12.5 billion from December 31, 2017, with a decline in commercial real estate loans reflecting continued credit discipline, partially offset with growth in commercial and industrial loans. The decrease in loans also reflected paydowns, sales of 1-4 family first mortgage PCI Pick-a-

Pay loans, a continued decline in junior lien mortgage loans, seasonal declines in credit card balances, reclassification of automobile loans of Reliable Financial Services, Inc. to loans held for sale, and an expected decline in automobile loans as stable originations were more than offset by paydowns.

Table 7: Loan Portfolios

(in millions)	June 30, 2018	December 31, 2017
Commercial	$503,105	503,388
Consumer	441,160	453,382
Total loans	$944,265	956,770
Change from prior year-end	$(12,505)	(10,834)

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
Table 8: Maturities for Selected Commercial Loan Categories

	June 30, 2018				December 31, 2017
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$102,291	209,501	24,798	336,590	105,327	201,530	26,268	333,125
Real estate mortgage	17,629	64,742	41,593	123,964	20,069	64,384	42,146	126,599
Real estate construction	9,050	12,606	1,281	22,937	9,555	13,276	1,448	24,279
Total selected loans	$128,970	286,849	67,672	483,491	134,951	279,190	69,862	484,003
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$16,404	28,228	27,852	72,484	18,587	30,049	26,748	75,384
Loans at floating/variable interest rates	112,566	258,621	39,820	411,007	116,364	249,141	43,114	408,619
Total selected loans	$128,970	286,849	67,672	483,491	134,951	279,190	69,862	484,003

Balance Sheet Analysis (continued)

Deposits
Deposits were $1.3 trillion at June 30, 2018, down $67.1 billion from December 31, 2017, due to a decrease in commercial deposits from financial institutions and consumer and small business banking deposits. The decline in commercial deposits from financial institutions was due to actions taken in response to the asset cap included in the consent order issued by the Board of Governors of the Federal Reserve System on February 2, 2018, and declines across many businesses as commercial customers allocated more cash to alternative higher-rate liquid investments. The decline in consumer and small business banking deposits was due to seasonal outflows and market-driven changes due to movements in interest rates. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Jun 30, 2018	% of total deposits	Dec 31, 2017	% of total deposits	% Change
Noninterest-bearing	$365,021	29%	$373,722	28%	(2)
Interest-bearing checking	52,311	4	51,928	4	1
Market rate and other savings	694,758	54	690,168	52	1
Savings certificates	20,108	2	20,415	2	(2)
Other time deposits	85,490	7	71,715	4	19
Deposits in foreign offices (1)	51,176	4	128,043	10	(60)
Total deposits	$1,268,864	100%	$1,335,991	100%	(5)

(1)	Includes Eurodollar sweep balances of $24.6 billion and $80.1 billion at June 30, 2018, and December 31, 2017, respectively.

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
Table 10: Fair Value Level 3 Summary

	June 30, 2018		December 31, 2017
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$410.2	27.1	416.6	24.9
As a percentage of total assets	22%	1	21	1
Liabilities carried at fair value	$30.3	2.1	27.3	2.0
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $206.1 billion at June 30, 2018, compared with $208.1 billion at December 31, 2017. The decrease was driven by a $3.3 billion decline in cumulative other comprehensive income predominantly due to fair value adjustments to available-for-sale securities caused by an increase in long-term interest rates, a $2.7 billion increase in treasury stock, and a $1.2 billion decline in additional paid-in capital, partially offset by a $5.5 billion increase in retained earnings net of dividends paid.

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

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, stockholders, regulators and other stakeholders. Among the significant risks that we manage are conduct risk, operational risk, compliance risk, credit risk, and asset/liability management related risks, which include interest rate risk, market risk, liquidity risk, and funding related risks. We operate under a Board-level approved risk framework which outlines our company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to Wells Fargo. We are currently in the process of enhancing our approach to risk management and oversight to further emphasize the role of risk management when setting corporate strategy and to further simplify and integrate certain risk management organizational, governance and reporting practices. For more information about how we manage these risks, see the “Risk Management” section in our 2017 Form 10-K. The discussion that follows provides an update regarding these risks.
Conduct Risk Management
Conduct risk is the risk resulting from behavior that does not comply with the Company’s values or ethical principles.
Our Board has enhanced its oversight of conduct risk to oversee the alignment of team member conduct to the Company’s risk appetite (which the Board approves annually) and culture as reflected in our Vision, Values and Goals and Code of Ethics and Business Conduct. The Board’s Risk Committee has primary oversight responsibility for company-wide conduct risk, while certain other Board committees have primary oversight responsibility for specific components of conduct risk. For example, the conduct risk oversight responsibilities of the Board’s Human Resources Committee include the Company’s human capital management, company-wide culture, the Ethics Oversight program (including the Company’s Code of Ethics and Business Conduct), and oversight of our company-wide incentive compensation risk management program.
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
Wells Fargo and other financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, commit fraud, or obtain confidential, proprietary or other information. Cyber attacks have also focused on targeting online applications and services, such as online banking, as well as cloud-based services provided by third parties, and have targeted the infrastructure of the internet causing the widespread unavailability of websites and degrading website performance. Wells Fargo has not experienced any material losses relating to these or other cyber attacks. Addressing cybersecurity risks is a priority for Wells Fargo, and we continue to develop and enhance our controls, processes and systems in order to protect our networks, computers, software and data from attack, damage or unauthorized access. We are also proactively involved in industry cybersecurity efforts and working with other parties, including our third-party service providers and governmental agencies, to continue to enhance defenses and improve resiliency to cybersecurity threats. See the “Risk Factors” section in our 2017 Form 10-K for additional information regarding the risks associated with a failure or breach of our operational or security systems or infrastructure, including as a result of cyber attacks.

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
Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$336,590	333,125
Real estate mortgage	123,964	126,599
Real estate construction	22,937	24,279
Lease financing	19,614	19,385
Total commercial	503,105	503,388
Consumer:
Real estate 1-4 family first mortgage	283,001	284,054
Real estate 1-4 family junior lien mortgage	36,542	39,713
Credit card	36,684	37,976
Automobile	47,632	53,371
Other revolving credit and installment	37,301	38,268
Total consumer	441,160	453,382
Total loans	$944,265	956,770

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
Credit Quality Overview  Solid credit quality continued in second quarter 2018, as our net charge-off rate remained low at 0.26% (annualized) of average total loans. We continued to benefit from improvements in the performance of our residential real estate portfolio as well as seasonally lower automobile and credit card losses. In particular:

•
Nonaccrual loans were $7.5 billion at June 30, 2018, down from $8.0 billion at December 31, 2017. Commercial nonaccrual loans declined to $2.5 billion at June 30, 2018, compared with $2.6 billion at December 31, 2017, and consumer nonaccrual loans declined to $5.0 billion at June 30, 2018, compared with $5.4 billion at December 31, 2017. The decline in nonaccrual loans reflected an improved housing market and improvement in commercial and industrial loans. Nonaccrual loans represented 0.79% of total loans at June 30, 2018, compared with 0.84% at December 31, 2017.

•
Net charge-offs (annualized) as a percentage of average total loans decreased to 0.26% and 0.29% in the second quarter and first half of 2018, respectively, compared with 0.27% and 0.31% for the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.05% and 0.49% in the second quarter and 0.06% and 0.54% in the first half of 2018, respectively, compared with 0.06% and 0.51% in the second quarter and 0.09% and 0.55% in the first half of 2017.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $49 million and $793 million in our commercial and consumer portfolios, respectively, at June 30, 2018, compared with $49 million and $1.0 billion at December 31, 2017.

•
Our provision for credit losses was $452 million and $643 million in the second quarter and first half of 2018, respectively, compared with $555 million and $1.2 billion for the same periods a year ago.

•	The allowance for credit losses totaled $11.1 billion, or 1.18% of total loans, at June 30, 2018, down from $12.0 billion, or 1.25%, at December 31, 2017.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at June 30, 2018, totaled $9.0 billion, compared with $12.8 billion at December 31, 2017, and $58.8 billion at December 31, 2008. The decrease from December 31, 2017, was due to the sale of $1.6 billion of Pick-a-Pay PCI loans in first quarter 2018 and $1.3 billion in second quarter 2018, as well as prepayments observed in our Pick-a-Pay PCI portfolio. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at June 30, 2018, was $5.7 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. At June 30, 2018, $313 million in nonaccretable difference remained to absorb losses on PCI loans.
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

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING  For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories.
The commercial and industrial loans and lease financing portfolio totaled $356.2 billion, or 38% of total loans, at June 30, 2018. The annualized net charge-off rate for this portfolio was 0.08% and 0.10% in the second quarter and first half of 2018, respectively, compared with 0.10% and 0.15% for the same periods a year ago. At June 30, 2018, 0.46% of this portfolio was nonaccruing, compared with 0.56% at December 31, 2017, reflecting a decrease of $336 million in nonaccrual loans, predominantly due to improvement in the oil and gas portfolio. Also, $16.7 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at June 30, 2018, compared with $17.9 billion at December 31, 2017. The decrease in criticized loans, which also includes the decrease in nonaccrual loans, was predominantly due to improvement in the oil and gas portfolio.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $62.8 billion of foreign loans at June 30, 2018. Foreign loans totaled $20.4 billion within the investor category, $18.3 billion within the financial institutions category and $1.3 billion within the oil and gas category.
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
We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $18.3 billion of foreign loans in the financial institutions category were mostly originated by our Financial Institutions business.
The oil and gas loan portfolio totaled $12.4 billion, or 1% of total outstanding loans, at June 30, 2018, compared with $12.5 billion, or 1% of total outstanding loans, at December 31, 2017. Oil and gas nonaccrual loans decreased to $687 million at June 30, 2018, compared with $1.1 billion at December 31, 2017, due to improved portfolio performance.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	June 30, 2018
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$9	65,201		7%
Financial institutions	2	39,632		4
Cyclical retailers	189	27,016		3
Food and beverage	11	17,153		2
Healthcare	45	16,702		2
Industrial equipment	94	14,742		2
Technology	21	14,672		2
Real estate lessor	7	14,080		1
Oil and gas	687	12,444		1
Business services	29	8,961		1
Transportation	115	8,906		1
Public administration	6	8,173		1
Other	424	108,522	(3)	11
Total	$1,639	356,204		38%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $79 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.4 billion.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.2 billion of foreign CRE loans, totaled $146.9 billion, or 16% of total loans, at June 30, 2018, and consisted of $124.0 billion of mortgage loans and $22.9 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 16% of the portfolio. CRE nonaccrual loans totaled 0.6% of the CRE outstanding balance at June 30, 2018, compared with 0.4% at December 31, 2017. At June 30, 2018, we had $4.8 billion of criticized CRE mortgage loans, compared with $4.3 billion at December 31, 2017, and $245 million of criticized CRE construction loans, compared with $298 million at December 31, 2017.

Table 13: CRE Loans by State and Property Type

	June 30, 2018
	Real estate mortgage		Real estate construction		Total
(in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio		% of total loans
By state:
California	$184	35,545	15	4,279	199	39,824		4%
New York	11	10,311	—	2,437	11	12,748		1
Florida	31	7,745	2	2,154	33	9,899		1
Texas	186	8,125	—	1,771	186	9,896		1
North Carolina	33	4,012	6	929	39	4,941		1
Arizona	26	4,430	—	408	26	4,838		1
Georgia	13	3,529	1	759	14	4,288		*
Illinois	6	3,532	—	550	6	4,082		*
Virginia	11	2,913	—	885	11	3,798		*
Washington	19	3,230	3	539	22	3,769		*
Other	245	40,592	24	8,226	269	48,818	(1)	5
Total	$765	123,964	51	22,937	816	146,901		16%
By property:
Office buildings	$120	38,510	6	2,906	126	41,416		4%
Apartments	16	15,375	—	7,508	16	22,883		2
Industrial/warehouse	140	15,053	6	1,792	146	16,845		2
Retail (excluding shopping center)	85	15,857	3	663	88	16,520		2
Shopping center	45	11,541	—	1,294	45	12,835		1
Hotel/motel	18	8,894	—	1,918	18	10,812		1
Mixed use properties (2)	197	6,398	6	205	203	6,603		1
Institutional	51	3,674	—	1,743	51	5,417		1
Agriculture	41	2,454	—	20	41	2,474		*
1-4 family structure	—	10	11	2,300	11	2,310		*
Other	52	6,198	19	2,588	71	8,786		1
Total	$765	123,964	51	22,937	816	146,901		16%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.4 billion.

(2)	Mixed use properties are primarily owner occupied real estate, including data centers, flexible space leased to multiple tenants, light manufacturing and other specialized use properties.

Risk Management - Credit Risk Management (continued)

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At June 30, 2018, foreign loans totaled $71.4 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $70.4 billion, or approximately 7% of total consolidated loans outstanding, at December 31, 2017. Foreign loans were approximately 4% of our consolidated total assets at June 30, 2018 and at December 31, 2017.
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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at June 30, 2018, was the United Kingdom, which totaled $29.1 billion, or approximately 2% of our total assets, and included $3.0 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, starting the two-year negotiation process leading to its departure. We continue to conduct assessments and are executing our implementation plans to ensure we can continue to prudently serve our customers post-Brexit.

Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. Our exposure to Puerto Rico (considered part of U.S. exposure) is primarily through automobile lending and was not material to our consolidated country exposure. In first quarter 2018, we entered into an agreement to sell certain assets and liabilities of our automobile financing business in Puerto Rico, which is expected to close in third quarter 2018.

Table 14: Select Country Exposures

	June 30, 2018
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$2,950	22,208	—	1,415	3	2,492	2,953	26,115	29,068
Canada	30	16,809	28	410	—	664	58	17,883	17,941
Cayman Islands	—	7,184	—	—	—	162	—	7,346	7,346
Ireland	—	3,742	—	213	—	75	—	4,030	4,030
Germany	2,158	1,272	3	50	—	415	2,161	1,737	3,898
Bermuda	—	2,938	—	106	—	102	—	3,146	3,146
Netherlands	—	2,269	21	346	2	121	23	2,736	2,759
China	—	2,347	(3)	105	11	25	8	2,477	2,485
Luxembourg	—	1,567	—	662	—	158	—	2,387	2,387
Guernsey	—	2,374	—	1	—	4	—	2,379	2,379
India	—	2,047	—	161	—	—	—	2,208	2,208
Brazil	—	1,844	(1)	5	—	6	(1)	1,855	1,854
Japan	299	1,386	4	44	—	58	303	1,488	1,791
Australia	—	1,409	—	93	—	53	—	1,555	1,555
Chile	—	1,388	—	4	—	1	—	1,393	1,393
Switzerland	—	1,159	—	(11)	—	28	—	1,176	1,176
South Korea	—	1,087	(1)	55	2	6	1	1,148	1,149
Virgin Islands (British)	—	1,059	—	25	—	—	—	1,084	1,084
France	—	720	—	92	—	174	—	986	986
Hong Kong	—	892	—	24	8	1	8	917	925
Total top 20 country exposures	$5,437	75,701	51	3,800	26	4,545	5,514	84,046	89,560
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$2,158	9,570	24	1,363	2	943	2,184	11,876	14,060
Austria	—	644	—	2	—	—	—	646	646
Spain	—	324	—	90	—	32	—	446	446
Finland	—	245	—	32	—	—	—	277	277
Other Eurozone exposure (6)	23	450	—	(39)	—	15	23	426	449
Total Eurozone exposure	$2,181	11,233	24	1,448	2	990	2,207	13,671	15,878

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, there are $570 million in defeased leases secured significantly by U.S. Treasury and government agency securities.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S. and London based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses At June 30, 2018, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $327 million, which was offset by the notional amount of CDS purchased of $267 million. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $43.9 billion exposure to financial institutions and $41.9 billion to non-financial corporations at June 30, 2018.

(5)	Consists of exposure to Ireland, Germany, Netherlands, Luxembourg, and France included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $120 million, $11 million and $4 million, respectively. We had no sovereign debt exposure to Greece, and the sovereign exposure to Italy and Portugal was immaterial at June 30, 2018.

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
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	June 30, 2018		December 31, 2017
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$283,001	89%	$284,054	88%
Real estate 1-4 family junior lien mortgage	36,542	11	39,713	12
Total real estate 1-4 family mortgage loans	$319,543	100%	$323,767	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 4% of total loans at both June 30, 2018, and December 31, 2017. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 41% at June 30, 2018, as a result of our modification and loss mitigation efforts. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2018 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2018, totaled $4.3 billion, or 1% of total non-PCI mortgages, compared with $5.3 billion, or 2%, at December 31, 2017. Loans with FICO scores lower than 640 totaled $10.3 billion, or 3% of total non-PCI mortgages at June 30, 2018, compared with $11.7 billion, or 4%, at December 31, 2017. Mortgages with a LTV/CLTV greater than 100% totaled $5.0 billion at June 30, 2018, or 2% of total non-PCI mortgages, compared with $6.1 billion, or 2%, at December 31, 2017. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family non-PCI mortgage loans to borrowers in California represented 12% of total loans at June 30, 2018, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family first and junior lien mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2018
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$105,078	9,774	114,852	12%
New York	27,776	1,813	29,589	3
New Jersey	13,446	3,361	16,807	2
Florida	12,689	3,376	16,065	2
Virginia	8,057	2,167	10,224	1
Washington	9,212	792	10,004	1
Texas	8,590	675	9,265	1
North Carolina	5,943	1,712	7,655	1
Pennsylvania	5,487	2,050	7,537	1
Other (1)	64,376	10,799	75,175	8
Government insured/ guaranteed loans (2)	13,445	—	13,445	1
Real estate 1-4 family loans (excluding PCI)	274,099	36,519	310,618	33
Real estate 1-4 family PCI loans	8,902	23	8,925	1
Total	$283,001	36,542	319,543	34%

(1)	Consists of 41 states; no state had loans in excess of $6.7 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $343 million in second quarter 2018 as growth in nonconforming mortgage loans was partially offset by paydowns, and Pick-a-Pay PCI loan sales of $1.3 billion. In the first half of 2018, the real estate 1-4 family first lien mortgage portfolio decreased $1.1 billion as a result of paydowns and Pick-a-Pay PCI loan sales, partially offset by nonconforming mortgage loan growth. We retained $12.1 billion and $20.5 billion in nonconforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs) in the second quarter and first half of 2018, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in second quarter 2018, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to a net recovery of 0.03% for both the second quarter and first half of 2018, compared with a net recovery of 0.02% and 0.01% for the same periods a year ago. Nonaccrual loans were $3.8 billion at June 30, 2018, down $293 million from December 31, 2017. Improvement in the credit performance was driven by sales and an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, comprised approximately 81% of our total real estate 1-4 family first lien mortgage portfolio as of June 30, 2018.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
California	$105,078	101,464	0.76%	1.06	(0.07)	(0.07)	(0.05)	(0.09)	(0.08)
New York	27,776	26,624	1.38	1.65	0.09	(0.01)	—	0.05	0.02
New Jersey	13,446	13,212	2.21	2.74	0.02	0.08	0.09	0.15	0.17
Florida	12,689	13,083	2.87	3.95	(0.15)	(0.14)	(0.16)	(0.22)	(0.18)
Washington	9,212	8,845	0.66	0.85	(0.06)	(0.06)	(0.05)	(0.09)	(0.10)
Other	92,453	92,961	1.87	2.25	(0.03)	0.01	(0.02)	0.03	0.02
Total	260,654	256,189	1.39	1.78	(0.04)	(0.03)	(0.04)	(0.03)	(0.03)
Government insured/guaranteed loans	13,445	15,143
PCI	8,902	12,722
Total first lien mortgages	$283,001	284,054

Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 18 provides balances by types of loans as of June 30, 2018. As a result of our loan modification and loss mitigation efforts, Pick-a-Pay option payment loans have been reduced to $9.8 billion at June 30, 2018, from $99.9 billion at acquisition. Total adjusted unpaid principal balance of Pick-a-Pay PCI loans was $11.8 billion at June 30, 2018, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 16% of the total Pick-a-Pay portfolio at June 30, 2018, compared with 51% at acquisition. As favorable sale opportunities arise, we may sell portions of this portfolio. We expect to close on the sale of $2.5 billion of unpaid principal balance of Pick-a-Pay PCI loans in third quarter 2018.
Table 18: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	June 30, 2018		2017		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$9,825	41%	$10,891	36%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	3,293	14	3,771	13	15,763	14
Full-term loan modifications	10,840	45	15,366	51	—	—
Total adjusted unpaid principal balance	$23,958	100%	$30,028	100%	$115,700	100%
Total carrying value	$21,072		26,038		95,315

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
Since December 31, 2008, we have completed over 138,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, which have resulted in over $6.1 billion of principal forgiveness. We have also provided interest rate reductions and loan term extensions to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 65% of our Pick-a-Pay PCI adjusted unpaid principal balance as of June 30, 2018 has been modified.
The predominant portion of our PCI loans is included in the Pick-a-Pay portfolio. Our cash flows expected to be collected have been favorably affected over time by lower expected defaults and losses as a result of observed and forecasted economic strengthening, particularly in housing prices, and our loan modification efforts. Since acquisition, we have reclassified $9.3 billion from the nonaccretable difference to the accretable yield. Fluctuations in the accretable yield are driven by changes in interest rate indices for variable rate PCI loans, prepayment assumptions, and expected principal and interest payments over the estimated life of the portfolio, which will be affected by the pace and degree of improvements in the U.S. economy and housing markets and projected lifetime performance resulting from loan modification activity. Changes in the projected timing of cash flow events, including loan liquidations, prepayments, modifications and short sales, can also affect the accretable yield and the estimated weighted-average life of the portfolio.

An increase in expected prepayments and passage of time lowered our estimated weighted-average life to approximately 5.2 years at June 30, 2018, from 6.8 years at December 31, 2017. During second quarter 2018, we sold $1.3 billion of Pick-a-Pay PCI loans that resulted in a gain of $479 million. Also, the accretable yield balance related to our Pick-a-Pay PCI loan portfolio declined $1.2 billion during second quarter 2018, driven by realized accretion of $289 million, $479 million from the gain on the loan sale, a $373 million reduction in expected interest cash flows resulting from the loan sale, and a $80 million reduction in expected interest cash flows due to higher estimated prepayments, partially offset by a $32 million reclassification from nonaccretable difference. The accretable yield percentage for Pick-a-Pay PCI loans for second quarter 2018 increased to 11.47%. Due to an increase in the amount of accretable yield relative to the shortened weighted-average life, we expect the accretable yield percentage to be approximately 12.02% for third quarter 2018.
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
Table 19 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2017, predominantly reflects loan paydowns. As of June 30, 2018, 8% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.72% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 3% of the junior lien mortgage portfolio at June 30, 2018. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 19: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
California	$9,774	10,599	1.82%	2.09	(0.56)	(0.42)	(0.35)	(0.46)	(0.42)
Florida	3,376	3,688	2.63	3.05	(0.05)	(0.12)	0.13	0.06	(0.10)
New Jersey	3,361	3,606	2.59	2.86	0.28	0.44	0.47	0.58	0.44
Virginia	2,167	2,358	1.97	2.34	0.30	0.25	0.15	0.33	0.17
Pennsylvania	2,050	2,210	2.06	2.37	0.13	0.06	0.11	0.47	0.29
Other	15,791	17,225	2.11	2.33	(0.06)	(0.05)	(0.09)	0.06	0.05
Total	36,519	39,686	2.11	2.38	(0.13)	(0.09)	(0.06)	—	(0.03)
PCI	23	27
Total junior lien mortgages	$36,542	39,713

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
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In June 2018, approximately 44% of these borrowers paid only the minimum amount due and approximately 51% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 31% paid only the minimum amount due and approximately 64% paid more than the minimum amount due.
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
Table 20 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $118 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $43 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.
Table 20: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2018	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter (1)	Amortizing
Junior lien lines and loans	$36,519	459	579	577	1,215	4,276	17,108	12,305
First lien lines	12,462	186	203	232	549	2,015	7,222	2,055
Total (2)(3)	$48,981	645	782	809	1,764	6,291	24,330	14,360
% of portfolios	100%	1	2	2	4	13	50	28

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $3.7 billion to $6.3 billion and averaging $5.1 billion per year.

(2)	Junior and first lien lines are primarily interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $61.2 billion at June 30, 2018.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $72 million, $223 million, $252 million, $414 million, $200 million and $69 million for 2018, 2019, 2020, 2021, 2022, and 2023 and thereafter, respectively. Amortizing lines and loans include $77 million of end-of-term balloon payments, which are past due. At June 30, 2018, $509 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $558 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $36.7 billion at June 30, 2018, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.61% for second quarter 2018, compared with 3.67% for second quarter 2017 and 3.65% and 3.61% for the first half of 2018 and 2017, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $47.6 billion at June 30, 2018. The net charge-off rate (annualized) for our automobile portfolio was 0.93% for second quarter 2018, compared with 0.86% for second quarter 2017 and 1.30% and 0.98% for the first half of 2018 and 2017, respectively. The increase in net charge-offs in 2018, compared with 2017, was driven by higher severity.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $37.3 billion at June 30, 2018, and primarily included student and securities-based loans. Our private student loan portfolio totaled $11.5 billion at June 30, 2018. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.44% for second quarter 2018, compared with 1.58% for second quarter 2017 and 1.52% and 1.59% for the first half of 2018 and 2017, respectively.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 21 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $305 million from first quarter 2018 to $8.0 billion with improvement in our consumer portfolios. Nonaccrual loans decreased $233 million from first quarter 2018 to $7.5 billion predominantly driven by lower consumer real estate nonaccruals. Foreclosed assets of $499 million were down $72 million from first quarter 2018.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4

family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans receive notification of bankruptcy, regardless of their delinquency status.

Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due.

Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,559	0.46%	$1,516	0.45%	$1,899	0.57%	$2,397	0.73%
Real estate mortgage	765	0.62	755	0.60	628	0.50	593	0.46
Real estate construction	51	0.22	45	0.19	37	0.15	38	0.15
Lease financing	80	0.41	93	0.48	76	0.39	81	0.42
Total commercial	2,455	0.49	2,409	0.48	2,640	0.52	3,109	0.62
Consumer:
Real estate 1-4 family first mortgage (1)	3,829	1.35	4,053	1.43	4,122	1.45	4,213	1.50
Real estate 1-4 family junior lien mortgage	1,029	2.82	1,087	2.87	1,086	2.73	1,101	2.68
Automobile	119	0.25	117	0.24	130	0.24	137	0.25
Other revolving credit and installment	54	0.14	53	0.14	58	0.15	59	0.15
Total consumer (2)	5,031	1.14	5,310	1.20	5,396	1.19	5,510	1.22
Total nonaccrual loans (3)(4)(5)	7,486	0.79	7,719	0.81	8,036	0.84	8,619	0.91
Foreclosed assets:
Government insured/guaranteed (6)	90		103		120		137
Non-government insured/guaranteed	409		468		522		569
Total foreclosed assets	499		571		642		706
Total nonperforming assets	$7,985	0.85%	$8,290	0.88%	$8,678	0.91%	$9,325	0.98%
Change in NPAs from prior quarter	$(305)		(388)		(647)		(512)

(1)	Includes mortgage loans held for sale (MLHFS) of $133 million, $137 million, $136 million, and $133 million at June 30 and March 31, 2018, and December 31 and September 30, 2017, respectively.

(2)	Includes an incremental $171 million of nonaccrual loans at September 30, 2017, reflecting updated industry regulatory guidance related to loans in bankruptcy.

(3)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(4)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(5)	See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

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

Risk Management - Credit Risk Management (continued)

Table 22 provides an analysis of the changes in nonaccrual loans.
Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Commercial nonaccrual loans
Balance, beginning of period	$2,409	2,640	3,109	3,385	3,706
Inflows	726	605	617	627	704
Outflows:
Returned to accruing	(43)	(113)	(126)	(97)	(61)
Foreclosures	—	—	(1)	(3)	(15)
Charge-offs	(133)	(119)	(139)	(173)	(116)
Payments, sales and other	(504)	(604)	(820)	(630)	(833)
Total outflows	(680)	(836)	(1,086)	(903)	(1,025)
Balance, end of period	2,455	2,409	2,640	3,109	3,385
Consumer nonaccrual loans
Balance, beginning of period	5,310	5,396	5,510	5,671	6,053
Inflows (1)	602	738	845	887	676
Outflows:
Returned to accruing	(345)	(376)	(345)	(397)	(425)
Foreclosures	(53)	(62)	(72)	(56)	(72)
Charge-offs	(86)	(88)	(94)	(109)	(117)
Payments, sales and other	(397)	(298)	(448)	(486)	(444)
Total outflows	(881)	(824)	(959)	(1,048)	(1,058)
Balance, end of period	5,031	5,310	5,396	5,510	5,671
Total nonaccrual loans	$7,486	7,719	8,036	8,619	9,056

(1)	Quarter ended September 30, 2017, includes an incremental $171 million of nonaccrual loans, reflecting updated industry regulatory guidance related to loans in bankruptcy.

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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2018:

•
99% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 97% are secured by real estate and 84% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $353 million and $1.7 billion have already been recognized on 21% of commercial nonaccrual loans and 42% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is active or discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell). Thereafter, we re-evaluate each loan regularly and record additional write-downs if needed.

•	82% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	76% of commercial nonaccrual loans were current on both principal and interest, but will remain on nonaccrual status until the full and timely collection of principal and interest becomes certain.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	of $2.2 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.5 billion were current.

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

Table 23 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 23: Foreclosed Assets

(in millions)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Summary by loan segment
Government insured/guaranteed	$90	103	120	137	149
PCI loans:
Commercial	42	59	57	67	79
Consumer	61	58	62	72	67
Total PCI loans	103	117	119	139	146
All other loans:
Commercial	134	162	207	226	259
Consumer	172	189	196	204	227
Total all other loans	306	351	403	430	486
Total foreclosed assets	$499	571	642	706	781
Analysis of changes in foreclosed assets
Balance, beginning of period	$571	642	706	781	905
Net change in government insured/guaranteed (1)	(13)	(17)	(17)	(12)	(30)
Additions to foreclosed assets (2)	191	185	180	198	233
Reductions:
Sales	(257)	(245)	(231)	(257)	(330)
Write-downs and gains (losses) on sales	7	6	4	(4)	3
Total reductions	(250)	(239)	(227)	(261)	(327)
Balance, end of period	$499	571	642	706	781

(1)
Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA. The net change in government insured/guaranteed foreclosed assets is generally made up of inflows from mortgages held for investment and MLHFS, and outflows when we are reimbursed by FHA/VA.

(2)	Includes loans moved into foreclosure from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at June 30, 2018, included $318 million of foreclosed residential real estate, of which 28% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $181 million has been written down to estimated net realizable value. Of the $499 million in foreclosed assets at June 30, 2018, 57% have been in the foreclosed assets portfolio one year or less.

Risk Management - Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 24: Troubled Debt Restructurings (TDRs)

(in millions)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Commercial:
Commercial and industrial	$1,792	1,703	2,096	2,424	2,629
Real estate mortgage	904	939	901	953	1,024
Real estate construction	40	45	44	48	62
Lease financing	50	53	35	39	21
Total commercial TDRs	2,786	2,740	3,076	3,464	3,736
Consumer:
Real estate 1-4 family first mortgage	11,387	11,782	12,080	12,617	13,141
Real estate 1-4 family junior lien mortgage	1,735	1,794	1,849	1,919	1,975
Credit Card	410	386	356	340	316
Automobile	81	83	87	88	85
Other revolving credit and installment	141	137	126	124	118
Trial modifications	200	198	194	183	215
Total consumer TDRs	13,954	14,380	14,692	15,271	15,850
Total TDRs	$16,740	17,120	17,768	18,735	19,586
TDRs on nonaccrual status	$4,454	4,428	4,801	5,218	5,637
TDRs on accrual status:
Government insured/guaranteed	1,368	1,375	1,359	1,377	1,390
Non-government insured/guaranteed	10,918	11,317	11,608	12,140	12,559
Total TDRs	$16,740	17,120	17,768	18,735	19,586

Table 24 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.4 billion and $1.6 billion at June 30, 2018, and December 31, 2017, respectively. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 25: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Commercial TDRs
Balance, beginning of quarter	$2,740	3,076	3,464	3,736	3,655
Inflows (1)	1,876	321	412	333	730
Outflows
Charge-offs	(41)	(63)	(65)	(74)	(59)
Foreclosures	—	—	(1)	(2)	(12)
Payments, sales and other (2)	(1,789)	(594)	(734)	(529)	(578)
Balance, end of quarter	2,786	2,740	3,076	3,464	3,736
Consumer TDRs
Balance, beginning of quarter	14,380	14,692	15,271	15,850	16,463
Inflows (1)	467	487	395	461	444
Outflows
Charge-offs	(56)	(54)	(52)	(51)	(51)
Foreclosures	(133)	(131)	(135)	(146)	(159)
Payments, sales and other (2)	(706)	(618)	(798)	(811)	(801)
Net change in trial modifications (3)	2	4	11	(32)	(46)
Balance, end of quarter	13,954	14,380	14,692	15,271	15,850
Total TDRs	$16,740	17,120	17,768	18,735	19,586

(1)	Inflows include loans that modify, even if they resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $5 million and $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarters ended March 31, 2018 and September 30, 2017, respectively, while no loans were removed from TDR classification for the quarters ended June 30, 2018, and December 31 and June 30, 2017.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2018, were down $221 million, or 21%, from December 31, 2017, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $8.6 billion at June 30, 2018, down from $10.9 billion at December 31, 2017, due to an improvement in delinquencies in the portfolio as well as a higher volume of loan modifications.
Table 26 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 26: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Total (excluding PCI (1)):	$9,464	10,753	11,997	10,227	9,716
Less: FHA insured/VA guaranteed (2)(3)	8,622	9,786	10,934	9,266	8,873
Total, not government insured/guaranteed	$842	967	1,063	961	843
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$23	40	26	27	42
Real estate mortgage	26	23	23	11	2
Real estate construction	—	1	—	—	10
Total commercial	49	64	49	38	54
Consumer:
Real estate 1-4 family first mortgage (3)	133	164	219	190	145
Real estate 1-4 family junior lien mortgage (3)	33	48	60	49	44
Credit card	429	473	492	475	411
Automobile	105	113	143	111	91
Other revolving credit and installment	93	105	100	98	98
Total consumer	793	903	1,014	923	789
Total, not government insured/guaranteed	$842	967	1,063	961	843

(1)	PCI loans totaled $811 million, $1.0 billion, $1.4 billion, $1.4 billion, and $1.5 billion at June 30 and March 31, 2018, and December 31, September 30 and June 30, 2017, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

NET CHARGE-OFFS

Table 27: Net Charge-offs

									Quarter ended
	Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$58	0.07%	$85	0.10%	$118	0.14%	$125	0.15%	$78	0.10%
Real estate mortgage	—	—	(15)	(0.05)	(10)	(0.03)	(3)	(0.01)	(6)	(0.02)
Real estate construction	(6)	(0.09)	(4)	(0.07)	(3)	(0.05)	(15)	(0.24)	(4)	(0.05)
Lease financing	15	0.32	12	0.25	10	0.20	6	0.12	7	0.15
Total commercial	67	0.05	78	0.06	115	0.09	113	0.09	75	0.06
Consumer:
Real estate 1-4 family first mortgage	(23)	(0.03)	(18)	(0.03)	(23)	(0.03)	(16)	(0.02)	(16)	(0.02)
Real estate 1-4 family junior lien mortgage	(13)	(0.13)	(8)	(0.09)	(7)	(0.06)	1	—	(4)	(0.03)
Credit card	323	3.61	332	3.69	336	3.66	277	3.08	320	3.67
Automobile	113	0.93	208	1.64	188	1.38	202	1.41	126	0.86
Other revolving credit and installment	135	1.44	149	1.60	142	1.46	140	1.44	154	1.58
Total consumer	535	0.49	663	0.60	636	0.56	604	0.53	580	0.51
Total	$602	0.26%	$741	0.32%	$751	0.31%	$717	0.30%	$655	0.27%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 27 presents net charge-offs for second quarter 2018 and the previous four quarters. Net charge-offs in second quarter 2018 were $602 million (0.26% of average total loans outstanding) compared with $655 million (0.27%) in second quarter 2017.
The decrease in commercial and industrial net charge-offs from second quarter 2017 reflected continued improvement in our oil and gas portfolio. In addition, our commercial real estate construction portfolio was in a net recovery position. Total net charge-offs decreased from the prior year across all consumer portfolios, except for the credit card portfolio, which had a slight increase.
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
Table 28 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Risk Management - Credit Risk Management (continued)

Table 28: Allocation of the Allowance for Credit Losses (ACL)

	Jun 30, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,813	36%	$3,752	35%	$4,560	34%	$4,231	33%	$3,506	32%
Real estate mortgage	1,363	13	1,374	13	1,320	14	1,264	13	1,576	13
Real estate construction	1,230	2	1,238	3	1,294	2	1,210	3	1,097	2
Lease financing	305	2	268	2	220	2	167	1	198	1
Total commercial	6,711	53	6,632	53	7,394	52	6,872	50	6,377	48
Consumer:
Real estate 1-4 family first mortgage	829	30	1,085	30	1,270	29	1,895	30	2,878	31
Real estate 1-4 family junior lien mortgage	507	4	608	4	815	5	1,223	6	1,566	7
Credit card	1,924	4	1,944	4	1,605	4	1,412	4	1,271	4
Automobile	613	5	1,039	5	817	6	529	6	516	6
Other revolving credit and installment	526	4	652	4	639	4	581	4	561	4
Total consumer	4,399	47	5,328	47	5,146	48	5,640	50	6,792	52
Total	$11,110	100%	$11,960	100%	$12,540	100%	$12,512	100%	$13,169	100%

	Jun 30, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
Components:
Allowance for loan losses	$10,193		11,004		11,419		11,545		12,319
Allowance for unfunded credit commitments	917		956		1,121		967		850
Allowance for credit losses	$11,110		11,960		12,540		12,512		13,169
Allowance for loan losses as a percentage of total loans	1.08%		1.15		1.18		1.26		1.43
Allowance for loan losses as a percentage of total net charge-offs (1)	422		376		324		399		418
Allowance for credit losses as a percentage of total loans	1.18		1.25		1.30		1.37		1.53
Allowance for credit losses as a percentage of total nonaccrual loans	148		149		121		110		103

(1)	Total net charge-offs are annualized for quarter ended June 30, 2018.

In addition to the allowance for credit losses, there was $313 million at June 30, 2018, and $474 million at December 31, 2017 of nonaccretable difference to absorb losses for PCI loans, which totaled $9.0 billion at June 30, 2018. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions in 2016, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

The allowance for credit losses decreased $850 million, or 7%, from December 31, 2017, due to an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances. Total provision for credit losses was $452 million in second quarter 2018, compared with $555 million in second quarter 2017, reflecting the same changes mentioned above for the allowance for credit losses.
We believe the allowance for credit losses of $11.1 billion at June 30, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.5 trillion in the residential mortgage loan servicing portfolio at June 30, 2018, 96% was current and less than 1% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.06% at June 30, 2018, compared with 5.14% at December 31, 2017. One percent of this portfolio is private label securitizations for which we originated the loans and, therefore, have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at June 30, 2018, was $147 million, representing 734 loans, up from a year ago both in number of outstanding loans and in total dollar balances. The increase was predominantly due to private investor demands which we expect to resolve with minimal repurchase risk.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $179 million at June 30, 2018, and $181 million at December 31, 2017. In second quarter 2018, we recorded a provision of $2 million predominantly due to loan sales, which decreased net gains on mortgage loan origination/sales activities, compared with a release of $39 million in second quarter 2017. We incurred net losses on repurchased loans and investor reimbursements totaling $4 million in second quarter 2018 and $5 million in second quarter 2017.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $165 million at June 30, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 29: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.2) - (0.7)	1.3 - 1.8	1.3 - 1.8
Key Rates at Horizon End
Fed Funds Target	2.84%	1.84	3.84	4.84
10-year CMT (1)	3.22	2.22	4.22	5.22
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(2.5) - (2.0)	1.8 - 2.3	3.1 - 3.6
Key Rates at Horizon End
Fed Funds Target	3.00%	2.00	4.00	5.00
10-year CMT (1)	3.60	2.60	4.60	5.60

(1)	U.S. Constant Maturity Treasury Rate

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
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of

June 30, 2018, and December 31, 2017, are presented in Note 14 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by LIBOR index-based financial instruments used as economic hedges for such ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue at recent levels if the spread between short-term and long-term rates decreases, the overall level of hedges changes as interest rates change, or there are other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $16.8 billion at June 30, 2018, and $15.0 billion at December 31, 2017. The weighted-average note rate on our portfolio of loans serviced for others was 4.27% at June 30, 2018, and 4.23% at December 31, 2017. The carrying value of our total MSRs represented 0.98% of mortgage loans serviced for others at June 30, 2018, and 0.88% of mortgage loans serviced for others at December 31, 2017.

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

Asset/Liability Management (continued)

Table 30 shows the Company’s Trading General VaR by risk category. As presented in Table 30, average Company Trading General VaR was $15 million for the quarter ended June 30, 2018, compared with $17 million for the quarter ended March 31, 2018, and $29 million for the quarter ended June 30, 2017. The decrease in average Company Trading General VaR for the quarter ended June 30, 2018, was mainly driven by changes in portfolio composition.
Table 30: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2018				March 31, 2018				June 30, 2017
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$17	18	15	20	14	14	10	18	23	29	23	36
Interest rate	18	17	11	24	15	13	7	21	10	20	10	27
Equity	8	7	5	16	14	13	10	16	10	11	9	14
Commodity	1	1	1	1	1	1	1	1	1	1	1	2
Foreign exchange	0	0	0	1	0	1	0	3	1	1	0	1
Diversification benefit (1)	(29)	(28)			(22)	(25)			(29)	(33)
Company Trading General VaR	$15	15			22	17			16	29

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

Liquidity Coverage Ratio As of June 30, 2018, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 31 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 31: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended June 30, 2018
HQLA (1)(2)	$361,921
Projected net cash outflows	294,460
LCR	123%
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
Table 32: Primary Sources of Liquidity

	June 30, 2018			December 31, 2017
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$142,999	—	142,999	192,580	—	192,580
Debt securities of U.S. Treasury and federal agencies	50,216	804	49,412	51,125	964	50,161
Mortgage-backed securities of federal agencies (1)	244,192	33,084	211,108	246,894	46,062	200,832
Total	$437,407	33,888	403,519	490,599	47,026	443,573

(1)	Included in encumbered debt securities at June 30, 2018, were debt securities with a fair value of $884 million which were purchased in June 2018, but settled in July 2018.

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

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 134% of total loans at June 30, 2018 and 140% at December 31, 2017.
Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Asset/Liability Management (continued)

Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 33: Short-Term Borrowings

	Quarter ended
(in millions)	Jun 30 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$89,307	80,916	88,684	79,824	78,683
Commercial paper	—	—	—	—	11
Other short-term borrowings	15,189	16,291	14,572	13,987	16,662
Total	$104,496	97,207	103,256	93,811	95,356
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$89,138	86,535	88,197	81,980	79,826
Commercial paper	—	—	—	4	10
Other short-term borrowings	14,657	15,244	13,945	17,209	15,927
Total	$103,795	101,779	102,142	99,193	95,763
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$92,103	88,121	91,604	83,260	78,683
Commercial paper (2)	—	—	—	11	11
Other short-term borrowings (3)	15,272	16,924	14,948	18,301	18,281

(1)	Highest month-end balance in each of the last five quarters was in May and January 2018, and November, August and June 2017.

(2)	There were no month-end balances in second and first quarter 2018, and fourth quarter 2017; highest month-end balance in each of the remaining two quarters was in July and June 2017.

(3)	Highest month-end balance in each of the last five quarters was in May and January 2018, and November, July and April 2017.
Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $219.3 billion at June 30, 2018, decreased $5.7 billion from December 31, 2017. We issued $5.8 billion and $21.3 billion of long-term debt in the second quarter and first half of 2018, respectively. Table 34 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2018 and the following years thereafter, as of June 30, 2018.
Table 34: Maturity of Long-Term Debt

	June 30, 2018
(in millions)	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$1,111	6,681	13,175	17,734	17,837	51,430	107,968
Subordinated notes	588	—	—	—	—	25,162	25,750
Junior subordinated notes	—	—	—	—	—	1,589	1,589
Total long-term debt - Parent	$1,699	6,681	13,175	17,734	17,837	78,181	135,307
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$14,647	31,926	9,997	11,704	40	195	68,509
Subordinated notes	—	—	—	—	—	5,202	5,202
Junior subordinated notes	—	—	—	—	—	347	347
Securitizations and other bank debt	1,418	1,140	1,228	289	160	2,413	6,648
Total long-term debt - Bank	$16,065	33,066	11,225	11,993	200	8,157	80,706
Other consolidated subsidiaries
Senior notes	$754	1,126	—	944	—	374	3,198
Securitizations and other bank debt	73	—	—	—	—	—	73
Total long-term debt - Other consolidated subsidiaries	$827	1,126	—	944	—	374	3,271
Total long-term debt	$18,591	40,873	24,400	30,671	18,037	86,712	219,284
Parent In February 2017, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of June 30, 2018, the Parent was authorized by the Board to issue up to $180 billion in outstanding long-term debt. The Parent's long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At June 30, 2018, the Parent had available $36.7 billion in long-term debt issuance authority. During the first half of 2018, the Parent issued $405 million of senior notes, of which $398 million were registered with the SEC. The Parent's short-term debt issuance authority granted by the Board was limited to debt issued to affiliates, and was revoked by the Board at management's request in January 2018.
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

Wells Fargo Bank, N.A. As of June 30, 2018, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $97.5 billion in short-term debt issuance authority and $105.2 billion in long-term debt issuance authority. In April 2018, Wells Fargo Bank, N.A. established a new $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At June 30, 2018, Wells Fargo Bank, N.A. had remaining issuance capacity under the new bank note program of $50 billion in short-term senior notes and $50 billion in long-term senior or subordinated notes. During the first half of 2018, Wells Fargo Bank, N.A. issued $7.3 billion of unregistered senior notes, $6.0 billion of which were issued under a prior bank note program. Furthermore, in July 2018, Wells Fargo Bank, N.A. issued $3.3 billion of unregistered senior notes under the new bank note program and executed $500 million in FHLB advances. In addition, during the first half of 2018, Wells Fargo Bank, N.A. executed advances of $15.5 billion with the Federal Home Loan Bank of Des Moines, and as of June 30, 2018, Wells Fargo Bank, N.A. had outstanding advances of $51.1 billion across the Federal Home Loan Bank System.

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
There were no significant actions undertaken by the rating agencies with regard to our credit ratings during second quarter 2018. Both the Parent and Wells Fargo Bank, N.A. remain among the highest-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of June 30, 2018, are presented in Table 35.

Table 35: Credit Ratings as of June 30, 2018

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

Capital Management (continued)

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $5.5 billion from December 31, 2017, predominantly from Wells Fargo net income of $10.3 billion, less common and preferred stock dividends of $4.6 billion. During second quarter 2018, we issued 11.0 million shares of common stock. During second quarter 2018, we repurchased 35.8 million shares of common stock in open market transactions and from employee benefit plans, at a cost of $1.9 billion. We entered into a $1 billion forward repurchase contract with an unrelated third party in April 2018, which settled in July 2018 for 18.8 million common shares. We also entered into a $1 billion forward repurchase contract with an unrelated third party in July 2018 that is expected to settle in fourth quarter 2018 for approximately 18 million common shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
On July 24, 2018, we announced that we will redeem on September 17, 2018, all of our 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, at a redemption price equal to $1,000 per share, as approved by the Board. We expect the redemption of the Series J Preferred Stock to reduce our diluted earnings per common share in third quarter 2018 by approximately $0.03 per share as a result of eliminating the discount recorded on these shares at the time of our acquisition of Wachovia.

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

We were required to comply with the final Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in. However, the requirements for calculating tier 2 and total capital are still in accordance with Transition Requirements. The entire Basel III capital rules are scheduled to be fully phased in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach, which replaced Basel I, and an Advanced Approach applicable to certain institutions, including Wells Fargo. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach.
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
Because the Company has been designated as a G-SIB, we are also subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2016 data, our 2018 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 11.98% exceeded the minimum of 9.0% by 298 basis points at June 30, 2018.
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
Table 36 summarizes our CET1, tier 1 capital, total capital,

risk-weighted assets and capital ratios on a fully phased-in basis at June 30, 2018 and December 31, 2017. As of June 30, 2018, our CET1, tier 1, and total capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 36: Capital Components and Ratios (Fully Phased-In) (1)

		June 30, 2018			December 31, 2017
(in millions, except ratios)		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)	$152,955	152,955		154,022	154,022
Tier 1 Capital	(B)	176,456	176,456		177,466	177,466
Total Capital	(C)	207,940	216,021		208,395	218,159
Risk-Weighted Assets	(D)	1,206,821	1,276,332		1,225,939	1,285,563
Common Equity Tier 1 Capital Ratio	(A)/(D)	12.67%	11.98	*	12.56	11.98	*
Tier 1 Capital Ratio	(B)/(D)	14.62	13.83	*	14.48	13.80	*
Total Capital Ratio	(C)/(D)	17.23	16.93	*	17.00	16.97	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in. However, the requirements for calculating tier 2 and total capital are still in accordance with Transition Requirements. Accordingly, fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 37 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our fully phased-in regulatory capital amounts to GAAP financial measures.

Capital Management (continued)

Table 37 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at June 30, 2018 and December 31, 2017.

Table 37: Risk-Based Capital Calculation and Components

		June 30, 2018		December 31, 2017
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$206,069	206,069	208,079	208,079
Adjustments:
Preferred stock		(25,737)	(25,737)	(25,358)	(25,358)
Additional paid-in capital on ESOP preferred stock		(116)	(116)	(122)	(122)
Unearned ESOP shares		2,051	2,051	1,678	1,678
Noncontrolling interests		(881)	(881)	(1,143)	(1,143)
Total common stockholders' equity		181,386	181,386	183,134	183,134
Adjustments:
Goodwill		(26,429)	(26,429)	(26,587)	(26,587)
Certain identifiable intangible assets (other than MSRs)		(1,091)	(1,091)	(1,624)	(1,624)
Other assets (1)		(2,160)	(2,160)	(2,155)	(2,155)
Applicable deferred taxes (2)		874	874	962	962
Investment in certain subsidiaries and other		375	375	292	292
Common Equity Tier 1 (Fully Phased-In)		152,955	152,955	154,022	154,022
Effect of Transition Requirements (3)		—	—	743	743
Common Equity Tier 1 (Transition Requirements)		$152,955	152,955	154,765	154,765

Common Equity Tier 1 (Fully Phased-In)		$152,955	152,955	154,022	154,022
Preferred stock		25,737	25,737	25,358	25,358
Additional paid-in capital on ESOP preferred stock		116	116	122	122
Unearned ESOP shares		(2,051)	(2,051)	(1,678)	(1,678)
Other		(301)	(301)	(358)	(358)
Total Tier 1 capital (Fully Phased-In)	(A)	176,456	176,456	177,466	177,466
Effect of Transition Requirements (3)		—	—	743	743
Total Tier 1 capital (Transition Requirements)		$176,456	176,456	178,209	178,209

Total Tier 1 capital (Fully Phased-In)		$176,456	176,456	177,466	177,466
Long-term debt and other instruments qualifying as Tier 2		28,607	28,607	28,994	28,994
Qualifying allowance for credit losses (4)		3,029	11,110	2,196	11,960
Other		(152)	(152)	(261)	(261)
Total Tier 2 capital (Fully Phased-In)	(B)	31,484	39,565	30,929	40,693
Effect of Transition Requirements		697	697	1,195	1,195
Total Tier 2 capital (Transition Requirements)		$32,181	40,262	32,124	41,888

Total qualifying capital (Fully Phased-In)	(A)+(B)	$207,940	216,021	208,395	218,159
Total Effect of Transition Requirements		697	697	1,938	1,938
Total qualifying capital (Transition Requirements)		$208,637	216,718	210,333	220,097

Risk-Weighted Assets (RWAs) (5)(6):
Credit risk		$832,109	1,230,895	890,171	1,249,395
Market risk		45,437	45,437	36,168	36,168
Operational risk		329,275	N/A	299,600	N/A
Total RWAs (Fully Phased-In) (3)		$1,206,821	1,276,332	1,225,939	1,285,563

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in, so the effect of the transition requirements was $0 at June 30, 2018.

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

Table 38 presents the changes in Common Equity Tier 1 under the Advanced Approach for the six months ended June 30, 2018.

Table 38: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2017	$154,022
Net income applicable to common stock	9,525
Common stock dividends	(3,811)
Common stock issued, repurchased, and stock compensation-related items	(4,242)
Goodwill	158
Certain identifiable intangible assets (other than MSRs)	532
Other assets (1)	(5)
Applicable deferred taxes (2)	(88)
Investment in certain subsidiaries and other	(3,136)
Change in Common Equity Tier 1	(1,067)
Common Equity Tier 1 (Fully Phased-In) at June 30, 2018	$152,955

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 39 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2018.

Table 39: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2017	$1,225,939	1,285,563
Net change in credit risk RWAs	(58,062)	(18,500)
Net change in market risk RWAs	9,269	9,269
Net change in operational risk RWAs	29,675	N/A
Total change in RWAs	(19,118)	(9,231)
RWAs (Fully Phased-In) at June 30, 2018	$1,206,821	1,276,332

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
Table 40 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 40: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Total equity		$206,069	205,910	205,949	206,067	206,180	205,755	206,123	203,668
Adjustments:
Preferred stock		(25,737)	(26,227)	(25,785)	(26,021)	(26,157)	(25,849)	(26,089)	(25,508)
Additional paid-in capital on ESOP preferred stock		(116)	(146)	(136)	(129)	(153)	(144)	(141)	(145)
Unearned ESOP shares		2,051	2,571	2,119	2,348	2,508	2,366	2,428	2,282
Noncontrolling interests		(881)	(958)	(915)	(919)	(997)	(910)	(958)	(934)
Total common stockholders' equity	(A)	181,386	181,150	181,232	181,346	181,381	181,218	181,363	179,363
Adjustments:
Goodwill		(26,429)	(26,445)	(26,573)	(26,444)	(26,516)	(26,664)	(26,480)	(26,668)
Certain identifiable intangible assets (other than MSRs)		(1,091)	(1,357)	(2,147)	(1,223)	(1,489)	(2,303)	(1,355)	(2,445)
Other assets (1)		(2,160)	(2,388)	(2,268)	(2,271)	(2,233)	(2,160)	(2,252)	(2,128)
Applicable deferred taxes (2)		874	918	1,624	889	933	1,648	911	1,685
Tangible common equity	(B)	$152,580	151,878	151,868	152,297	152,076	151,739	152,187	149,807
Common shares outstanding	(C)	4,849.1	4,873.9	4,966.8	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$4,792	4,733	5,450	9,525	10,683
Book value per common share	(A)/(C)	$37.41	37.17	36.49	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	31.47	31.16	30.58	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	10.60%	10.58	12.06	10.59	12.01
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	12.62	12.62	14.41	12.62	14.38

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which became effective on January 1, 2018, requires a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule also requires that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2% supplementary leverage buffer with a buffer equal to one-half of the firm’s G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6% SLR requirement for our insured depository institutions. At June 30, 2018, our SLR for the Company was 8.1% calculated under the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. See Table 41 for information regarding the calculation and components of the SLR.
Table 41: Supplementary Leverage Ratio

(in millions, except ratio)	Quarter ended June 30, 2018
Tier 1 capital	$176,456
Total average assets	1,884,884
Less: deductions from Tier 1 capital (1)	29,226
Total adjusted average assets	1,855,658
Adjustments:
Derivative exposures (2)	69,575
Repo-style transactions (3)	3,349
Other off-balance sheet exposures (4)	254,798
Total adjustments	327,722
Total leverage exposure	$2,183,380
Supplementary leverage ratio	8.1%

(1)	Amounts permitted to be deducted from Tier 1 capital primarily include goodwill and other intangible assets, net of associated deferred tax liabilities.

(2)	Represents adjustments for off balance sheet derivative exposures, and derivative collateral netting as defined for supplementary leverage ratio determination purposes.

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

OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which become effective on January 1, 2019, U.S. G-SIBs will be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs will be required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that will be added to the 18% minimum and (ii) an external TLAC leverage buffer equal to 2.0% of total leverage exposure that will be added to the 7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules will also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules will impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements. Under the Proposed SLR Rules, the 2% external TLAC leverage buffer would be replaced with a buffer equal to one-half of the firm’s G-SIB capital surcharge. Additionally, the Proposed SLR Rules would modify the leverage component for calculating the minimum amount of eligible unsecured long-term debt from 4.5% of total leverage exposure to 2.5% of total leverage exposure plus one-half of the firm’s G-SIB capital surcharge. As of June 30, 2018, we estimate that our eligible external TLAC as a percentage of total risk-weighted assets was 23.61% compared with an expected January 1, 2019 required minimum of 22.0%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
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

Capital Management (continued)

rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions. The FRB assesses the overall financial condition, risk profile, and capital adequacy of BHCs while considering both quantitative and qualitative factors when evaluating capital plans.
Our 2018 capital plan, which was submitted on April 4, 2018, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2018 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on June 21, 2018. On June 28, 2018, the FRB notified us that it did not object to our capital plan included in the 2018 CCAR. On July 24, 2018, the Company increased its quarterly common stock dividend to $0.43 per share, as approved by the Board. The plan also includes up to $24.5 billion of gross common stock repurchases, subject to management discretion, for the four-quarter period from third quarter 2018 through second quarter 2019.
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
In January 2018, the Board authorized the repurchase of 350 million shares of our common stock. At June 30, 2018, we had remaining authority to repurchase approximately 334 million shares, subject to regulatory and legal conditions. For more information about share repurchases during second quarter 2018, see Part II, Item 2 in this Report.
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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share expiring on October 28, 2018. The terms of the warrants require the exercise price to be adjusted under certain circumstances when the Company’s quarterly common stock dividend exceeds $0.34 per share, which began occurring in second quarter 2014. Accordingly, with each quarterly common stock dividend above $0.34 per share, we must calculate whether an adjustment to the exercise price is required by the terms of the warrants, including whether certain minimum thresholds have been met to trigger an adjustment, and notify the holders of any such change. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At June 30, 2018, there were 13,607,148 warrants outstanding, exercisable at $33.643 per share, and $452 million of unused warrant repurchase authority. Depending on market conditions, we may purchase from time to time additional warrants in privately negotiated or open market transactions, by tender offer or otherwise.

Regulatory Matters
Since the enactment of the Dodd-Frank Act in 2010, the U.S. financial services industry has been subject to a significant increase in regulation and regulatory oversight initiatives. This increased regulation and oversight has substantially changed how most U.S. financial services companies conduct business and has increased their regulatory compliance costs.
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2017 Form 10-K and the “Regulatory Matters” section in our 2018 First Quarter Report on Form 10-Q.

ENHANCED SUPERVISION AND REGULATION OF SYSTEMICALLY IMPORTANT FIRMS The Dodd-Frank Act grants broad authority to federal banking regulators to establish enhanced supervisory and regulatory requirements for systemically important firms. The FRB has finalized a number of regulations implementing enhanced prudential requirements for large bank holding companies (BHCs) like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, and imposing debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB and OCC have also finalized rules implementing stress testing requirements for large BHCs and national banks. The FRB has also finalized enhanced prudential standards that implement single counterparty credit limits, and has proposed a rule to establish remediation requirements for large BHCs experiencing financial distress. Similarly, the FRB has proposed additional requirements regarding effective risk management practices at large BHCs, including its expectations for boards of directors and senior management. In addition to the authorization of enhanced supervisory and regulatory requirements for systemically important firms, the Dodd-Frank Act also established the Financial Stability Oversight Council and the Office of Financial Research, which may recommend new systemic risk management requirements and require new reporting of systemic risks. The OCC, under separate authority, has also finalized guidelines establishing heightened governance and risk management standards for large national banks such as Wells Fargo Bank, N.A. The OCC guidelines require covered banks to establish and adhere to a written risk governance framework in order to manage and control their risk-taking activities. The guidelines also formalize roles and responsibilities for risk management practices within covered banks and create certain risk oversight responsibilities for their boards of directors.

VOLCKER RULE  The Volcker Rule, with limited exceptions, prohibits banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. Federal banking regulators, the SEC and CFTC (collectively, the Volcker supervisory regulators) jointly released a final rule to implement the Volcker Rule’s restrictions, and the FRB has proposed further rules to streamline and modify compliance with the Volcker Rule's requirements. As a banking entity with more than $50 billion in consolidated assets, we are also subject to enhanced compliance program requirements.

“LIVING WILL” REQUIREMENTS AND RELATED MATTERS Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills”, that would facilitate their resolution in the event of material distress or failure. Under the rules, resolution plans are required to provide strategies for resolution under the Bankruptcy Code and other applicable insolvency regimes that can be accomplished in a reasonable period of time and in a manner that mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. On December 19, 2017, the FRB and FDIC announced that Wells Fargo’s 2017 resolution plan submission did not have any deficiencies; however, they identified a specific shortcoming that would need to be addressed in the Company's next submission. Our national bank subsidiary, Wells Fargo Bank, N.A., is also required to prepare a resolution plan and submitted its 2018 resolution plan to the FDIC on June 29, 2018. If the FRB or FDIC determines that our resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB or FDIC ultimately determines that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations.

BROKER-DEALER STANDARDS OF CONDUCT In April 2018, the SEC proposed a rule that would require broker-dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. This rule may impact the manner in which business is conducted with customers seeking investment advice and may affect certain investment product offerings.

FRB CONSENT ORDER REGARDING GOVERNANCE OVERSIGHT AND COMPLIANCE AND OPERATIONAL RISK MANAGEMENT On February 2, 2018, the Company entered into a consent order with the FRB. As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete third-party reviews of the enhancements and improvements provided for in the plans. Until these third-party reviews are complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. The Company has had constructive dialogue with, and has received detailed feedback from, the FRB regarding the plans. In order to have enough time to incorporate this feedback into the plans in a thoughtful manner and to complete the required third-party reviews, which were initially due September 30, 2018, the Company is planning to operate under the asset cap through the first part of 2019. A second third-party review must also be conducted to assess the efficacy and sustainability of the improvements.

Regulatory Matters (continued)

CONSENT ORDERS WITH THE CFPB AND OCC REGARDING COMPLIANCE RISK MANAGEMENT PROGRAM, AUTOMOBILE COLLATERAL PROTECTION INSURANCE POLICIES, AND MORTGAGE INTEREST RATE LOCK EXTENSIONS On April 20, 2018 we entered into consent orders with the CFPB and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding our compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters. The consent orders also require the Company to submit for non-objection, within 120 days of the date of the consent orders, a plan to develop and implement a remediation program that is applicable to remediation activities conducted by the Company.

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

Current Accounting Developments (continued)

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

The guidance is effective on January 1, 2019. Early application is permitted in any interim period prior to the effective date. An initial estimate of the application of the new guidance is expected to result in an increase in retained earnings of approximately $400 million. We expect to finalize the remeasurement of our temporary differences in connection with our 2018 U.S. tax filing. Accordingly, we expect to adopt ASU 2018-02 in fourth quarter 2018.

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

We expect to adopt the guidance in first quarter 2019 using the modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Our debt securities portfolio includes holdings of available-for-sale (AFS) and held-to-maturity (HTM) callable debt securities held at a premium, which primarily consist of obligations of U.S. states and political subdivisions. At adoption, based upon our current portfolio composition, the guidance is expected to result in a cumulative effect reduction to retained earnings estimated to range from $500 to 600 million, which will be primarily offset with a corresponding increase to other comprehensive income related to AFS securities. The impact of the Update on our consolidated financial statements will be affected by our portfolio composition at the time of adoption, which may change between the most recent balance sheet date and the adoption date, as well as the finalization of necessary system enhancements. After adoption, the guidance will reduce interest income prior to the call date because the premium will be amortized over a shorter time period.

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

The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the Update on our consolidated financial statements, including the development and implementation of models to estimate losses. We expect the Update will result in an increase in the allowance for credit losses with an expected increase for longer duration consumer portfolios such as real estate 1-4 family mortgage loans and an expected decrease for commercial loans given short contractual maturities with conditional renewal options. In addition, we will be required to recognize an allowance for debt securities. The amount of the expected increase will be affected by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2016-02 – Leases (Topic 842)
The Update requires lessees to recognize operating leases on the balance sheet with lease liabilities and related right-of-use assets based on the present value of future lease payments. Lessor accounting activities are largely unchanged from existing lease accounting. The Update also eliminates leveraged lease accounting but allows existing leveraged leases to continue their current accounting until maturity, termination or modification.

We expect to adopt the guidance in first quarter 2019 using an optional transition method with a cumulative effect adjustment to retained earnings without restating 2018 and 2017 financial statements for comparable amounts. The calculation of our operating lease right-of-use assets and liabilities, for approximately 7,000 leases, are expected to be $5 billion and $5.5 billion, respectively, and will continue to be refined as we complete our implementation process. We do not expect material changes to the timing of expense recognition on our operating leases or the recognition and measurement of our lessor accounting. While the increase to our consolidated total assets related to operating lease right-of-use assets will increase our risk-weighted assets and decrease our capital ratios, we do not expect these changes to be material.

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
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•
current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters (including the impact of the Tax Cuts & Jobs Act), geopolitical matters, and any slowdown in global economic growth;

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

•
the effect of the current low interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;

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

Forward-Looking Statements (continued)

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2018, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Interest income
Debt securities (1)(2)	$3,594	3,226	$7,008	6,399
Mortgage loans held for sale (2)	198	191	377	373
Loans held for sale (1)	48	13	72	23
Loans	10,912	10,358	21,491	20,499
Equity securities (1)	221	199	452	374
Other interest income (1)	1,042	707	1,962	1,239
Total interest income (2)	16,015	14,694	31,362	28,907
Interest expense
Deposits (2)	1,268	677	2,358	1,213
Short-term borrowings	398	163	709	277
Long-term debt (2)	1,658	1,275	3,234	2,422
Other interest expense	150	108	282	200
Total interest expense (2)	3,474	2,223	6,583	4,112
Net interest income (2)	12,541	12,471	24,779	24,795
Provision for credit losses	452	555	643	1,160
Net interest income after provision for credit losses	12,089	11,916	24,136	23,635
Noninterest income
Service charges on deposit accounts	1,163	1,276	2,336	2,589
Trust and investment fees	3,675	3,629	7,358	7,199
Card fees	1,001	1,019	1,909	1,964
Other fees	846	902	1,646	1,767
Mortgage banking	770	1,148	1,704	2,376
Insurance	102	280	216	557
Net gains from trading activities (1)	191	151	434	423
Net gains on debt securities (3)	41	120	42	156
Net gains from equity securities (1)(4)	295	274	1,078	844
Lease income	443	493	898	974
Other (2)	485	472	1,087	846
Total noninterest income (2)	9,012	9,764	18,708	19,695
Noninterest expense
Salaries	4,465	4,343	8,828	8,604
Commission and incentive compensation	2,642	2,499	5,410	5,224
Employee benefits	1,245	1,308	2,843	2,994
Equipment	550	529	1,167	1,106
Net occupancy	722	706	1,435	1,418
Core deposit and other intangibles	265	287	530	576
FDIC and other deposit assessments	297	328	621	661
Other	3,796	3,541	8,190	6,750
Total noninterest expense	13,982	13,541	29,024	27,333
Income before income tax expense (2)	7,119	8,139	13,820	15,997
Income tax expense (2)	1,810	2,245	3,184	4,378
Net income before noncontrolling interests (2)	5,309	5,894	10,636	11,619
Less: Net income from noncontrolling interests	123	38	314	129
Wells Fargo net income (2)	$5,186	5,856	$10,322	11,490
Less: Preferred stock dividends and other	394	406	797	807
Wells Fargo net income applicable to common stock (2)	$4,792	5,450	$9,525	10,683
Per share information
Earnings per common share (2)	$0.98	1.09	$1.95	2.14
Diluted earnings per common share (2)	0.98	1.08	1.94	2.11
Dividends declared per common share	0.390	0.380	0.780	0.760
Average common shares outstanding	4,865.8	4,989.9	4,875.7	4,999.2
Diluted average common shares outstanding	4,899.8	5,037.7	4,916.1	5,054.8

(1)
Financial information for the prior periods has been revised to reflect the impact of the adoption in first quarter 2018 of Accounting Standards Update (ASU) 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(3)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $(3) million and $6 million for second quarter 2018 and 2017, respectively. Of total OTTI, losses of $8 million and $48 million were recognized in earnings, and losses (reversal of losses) of $(11) million and $(42) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2018 and 2017, respectively. Total OTTI losses were $14 million and $49 million for the first half of 2018 and 2017, respectively. Of total OTTI, losses of $18 million and $100 million were recognized in earnings, and losses (reversal of losses) of $(4) million and $(51) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2018 and 2017, respectively.

(4)	Includes OTTI losses of $237 million and $25 million for second quarter 2018 and 2017, respectively, and $257 million and $102 million for the first half of 2018 and 2017, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Wells Fargo net income (2)	$5,186	5,856	10,322	11,490
Other comprehensive income (loss), before tax:
Debt securities (1):
Net unrealized gains (losses) arising during the period	(617)	1,565	(4,060)	1,934
Reclassification of net (gains) losses to net income	49	(177)	117	(322)
Derivatives and hedging activities:
Net unrealized gains (losses) arising during the period (2)	(150)	276	(392)	(86)
Reclassification of net (gains) losses to net income	77	(153)	137	(355)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	6	(7)
Amortization of net actuarial loss, settlements and other to net income	29	41	61	79
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(83)	31	(85)	47
Other comprehensive income (loss), before tax (2)	(695)	1,583	(4,216)	1,290
Income tax (expense) benefit related to other comprehensive income (2)	154	(587)	1,016	(464)
Other comprehensive income (loss), net of tax (2)	(541)	996	(3,200)	826
Less: Other comprehensive income (loss) from noncontrolling interests (2)	(1)	(9)	(1)	5
Wells Fargo other comprehensive income (loss), net of tax (2)	(540)	1,005	(3,199)	821
Wells Fargo comprehensive income (2)	4,646	6,861	7,123	12,311
Comprehensive income from noncontrolling interests	122	29	313	134
Total comprehensive income (2)	$4,768	6,890	7,436	12,445

(1)
The quarter and six months ended June 20, 2017 includes net unrealized gains (losses) arising during the period from equity securities of $65 million and $126 million and reclassification of net (gains) losses to net income related to equity securities of $(101) million and $(217) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and six months ended June 30, 2018 reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and due from banks	$20,450	23,367
Interest-earning deposits with banks (1)	142,999	192,580
Total cash, cash equivalents, and restricted cash (1)	163,449	215,947
Federal funds sold and securities purchased under resale agreements (1)	80,184	80,025
Debt securities:
Trading, at fair value (2)	65,602	57,624
Available-for-sale, at fair value (2)	265,687	276,407
Held-to-maturity, at cost (fair value $140,371 and $138,985)	144,206	139,335
Mortgage loans held for sale (includes $16,586 and $16,116 carried at fair value) (3)	21,509	20,070
Loans held for sale (includes $1,350 and $1,023 carried at fair value) (2)	3,408	1,131
Loans (includes $321 and $376 carried at fair value) (3)	944,265	956,770
Allowance for loan losses	(10,193)	(11,004)
Net loans	934,072	945,766
Mortgage servicing rights:
Measured at fair value	15,411	13,625
Amortized	1,407	1,424
Premises and equipment, net	8,882	8,847
Goodwill	26,429	26,587
Derivative assets	11,099	12,228
Equity securities (includes $34,127 and $39,227 carried at fair value) (2)	57,505	62,497
Other assets (2)	80,850	90,244
Total assets (4)	$1,879,700	1,951,757
Liabilities
Noninterest-bearing deposits	$365,021	373,722
Interest-bearing deposits	903,843	962,269
Total deposits	1,268,864	1,335,991
Short-term borrowings	104,496	103,256
Derivative liabilities	8,507	8,796
Accrued expenses and other liabilities	72,480	70,615
Long-term debt	219,284	225,020
Total liabilities (5)	1,673,631	1,743,678
Equity
Wells Fargo stockholders' equity:
Preferred stock	25,737	25,358
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,644	60,893
Retained earnings	150,803	145,263
Cumulative other comprehensive income (loss)	(5,461)	(2,144)
Treasury stock – 632,743,620 shares and 590,194,846 shares	(32,620)	(29,892)
Unearned ESOP shares	(2,051)	(1,678)
Total Wells Fargo stockholders' equity	205,188	206,936
Noncontrolling interests	881	1,143
Total equity	206,069	208,079
Total liabilities and equity	$1,879,700	1,951,757

(1)
Financial information has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(3)	Parenthetical amounts represent assets and liabilities for which we are required to carry at fair value or have elected the fair value option.

(4)
Our consolidated assets at June 30, 2018, and December 31, 2017, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $112 million and $116 million; Interest-earning deposits with banks, $8 million and $371 million; Debt securities, $0 million at both period ends; Net loans, $12.6 billion and $12.5 billion; Derivative assets, $0 million at both period ends; Equity securities, $24 million and $306 million; Other assets, $240 million and $342 million; and Total assets, $13.0 billion and $13.6 billion, respectively.

(5)
Our consolidated liabilities at June 30, 2018, and December 31, 2017, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $0 million and $5 million; Accrued expenses and other liabilities, $137 million and $132 million; Long-term debt, $911 million and $1.5 billion; and Total liabilities, $1.0 billion and $1.6 billion, respectively.

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
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	571,415	1,234	(49,339,276)	—
Balance June 30, 2017	12,104,127	$25,785	4,966,770,050	$9,136
Balance December 31, 2017	11,677,235	$25,358	4,891,616,628	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2018	11,677,235	$25,358	4,891,616,628	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			30,259,788
Common stock repurchased (3)			(86,339,185)
Preferred stock issued to ESOP	1,100,000	1,100
Preferred stock released by ESOP
Preferred stock converted to common shares	(721,251)	(721)	13,530,623
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	378,749	379	(42,548,774)	—
Balance June 30, 2018	12,055,984	$25,737	4,849,067,854	$9,136

(1)	Effective January 1, 2017, we adopted changes in hedge accounting pursuant to ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

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

(3)	For the quarter ended June 30, 2018, includes $1.0 billion related to a private forward repurchase transaction that settled in third quarter 2018 for 18.8 million shares of common stock.
The accompanying notes are an integral part of these statements.

			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,234	133,075	(3,137)	(22,713)	(1,565)	199,581	916	200,497
	(381)	168			(213)		(213)
60,234	132,694	(2,969)	(22,713)	(1,565)	199,368	916	200,284
	11,490				11,490	129	11,619
		821			821	5	826
1					1	(135)	(134)
(26)	(184)		1,868		1,658		1,658
750			(5,212)		(4,462)		(4,462)
31				(981)	—		—
(21)				427	406		406
41			365		—		—
(68)					(68)		(68)
(13)					677		677
25	(3,827)				(3,802)		(3,802)
	(807)				(807)		(807)
534					534		534
(799)			17		(782)		(782)
455	6,672	821	(2,962)	(554)	5,666	(1)	5,665
60,689	139,366	(2,148)	(25,675)	(2,119)	205,034	915	205,949
60,893	145,263	(2,144)	(29,892)	(1,678)	206,936	1,143	208,079
	94	(118)			(24)		(24)
60,893	145,357	(2,262)	(29,892)	(1,678)	206,912	1,143	208,055
	10,322				10,322	314	10,636
		(3,199)			(3,199)	(1)	(3,200)
7					7	(575)	(568)
5	(231)		1,507		1,281		1,281
(1,000)			(4,952)		(5,952)		(5,952)
43				(1,143)	—		—
(49)				770	721		721
27			694		—		—
(158)					(158)		(158)
—					—		—
30	(3,841)				(3,811)		(3,811)
	(804)				(804)		(804)
695					695		695
(849)			23		(826)		(826)
(1,249)	5,446	(3,199)	(2,728)	(373)	(1,724)	(262)	(1,986)
59,644	150,803	(5,461)	(32,620)	(2,051)	205,188	881	206,069

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income before noncontrolling interests (2)	$10,636	11,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	643	1,160
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	(787)	567
Depreciation, amortization and accretion	2,835	2,478
Other net (gains) losses (1)(2)	(6,285)	66
Stock-based compensation	1,286	1,186
Originations and purchases of mortgage loans held for sale (1)	(80,948)	(85,977)
Proceeds from sales of and paydowns on mortgage loans held for sale (1)	60,898	53,366
Net change in:
Debt and equity securities, held for trading (1)	16,371	25,002
Loans held for sale (1)	(411)	(403)
Deferred income taxes	1,118	1,281
Derivative assets and liabilities (2)	958	(2,462)
Other assets (2)	7,547	1,566
Other accrued expenses and liabilities (2)	520	(637)
Net cash provided by operating activities	14,381	8,812
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements (3)	(1,161)	(10,103)
Available-for-sale debt securities:
Proceeds from sales (1)	6,151	22,726
Prepayments and maturities (1)	17,377	24,354
Purchases (1)	(26,300)	(45,637)
Held-to-maturity debt securities:
Paydowns and maturities	5,431	4,606
Equity securities, not held for trading:
Proceeds from sales and capital returns (1)	3,337	2,989
Purchases (1)	(2,791)	(1,651)
Loans:
Loans originated by banking subsidiaries, net of principal collected (4)	(445)	2,325
Proceeds from sales (including participations) of loans held for investment	7,879	6,739
Purchases (including participations) of loans	(668)	(1,976)
Principal collected on nonbank entities’ loans (4)	3,229	4,700
Loans originated by nonbank entities (4)	(2,998)	(3,295)
Net cash paid for acquisitions	—	(3)
Proceeds from sales of foreclosed assets and short sales	1,954	2,974
Other, net	(284)	(616)
Net cash provided by investing activities	10,711	8,132
Cash flows from financing activities:
Net change in:
Deposits	(67,101)	(249)
Short-term borrowings	1,240	6,114
Long-term debt:
Proceeds from issuance	21,308	27,990
Repayment	(22,305)	(47,815)
Preferred stock:
Proceeds from issuance	—	677
Cash dividends paid	(872)	(807)
Common stock:
Proceeds from issuance	446	722
Stock tendered for payment of withholding taxes	(311)	(368)
Repurchased	(5,952)	(4,462)
Cash dividends paid	(3,722)	(3,715)
Net change in noncontrolling interests	(232)	(66)
Other, net	(89)	(60)
Net cash used by financing activities	(77,590)	(22,039)
Net change in cash, cash equivalents, and restricted cash (3)	(52,498)	(5,095)
Cash, cash equivalents, and restricted cash at beginning of period (3)	215,947	221,043
Cash, cash equivalents, and restricted cash at end of period (3)	$163,449	215,948
Supplemental cash flow disclosures:
Cash paid for interest	$6,352	3,954
Cash paid for income taxes	1,679	2,794

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(3)
Financial information has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash in which we changed the presentation of our cash and cash equivalents to include both cash and due from banks as well as interest-earning deposits with banks, which are inclusive of any restricted cash. See Note 1 (Summary of Significant Accounting Policies) for more information.

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
Table 1.1 provides a summary of our reporting changes implemented in connection with our adoption of ASU 2016-01 in first quarter 2018.
Table 1.1: Summary of Reporting Changes

Financial instrument or transaction type	As previously reported	Revised reporting
Balance Sheet
Marketable equity securities	Trading assets and available for sale investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other assets	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)

Income Statement
Interest income:
Marketable equity securities	Trading assets and investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)
Noninterest income:
Deferred compensation gains (1)	Net gains from trading activities	Net gains from equity securities

(1)	Reclassification of net gains and losses on marketable equity securities economically hedging our deferred compensation obligations.

Note 1: Summary of Significant Accounting Policies (continued)

Table 1.2 summarizes financial assets and liabilities by form and measurement accounting model.
Table 1.2: Accounting Model for Financial Assets and Liabilities

Balance sheet caption	Measurement model(s)	Financial statement Note reference
Cash and due from banks	Cost	N/A
Interest-earning deposits with banks	Cost	N/A
Federal funds sold and securities purchased under resale agreements	Amortized cost	N/A
Debt securities:
Trading	FV-NI (1)	Note 4: Trading Activities
Available-for-sale	FV-OCI (2)	Note 5: Debt Securities Note 15: Fair Values of Assets and Liabilities
Held-to-maturity	Amortized cost	Note 5: Debt Securities Note 15: Fair Values of Assets and Liabilities
Mortgage loans held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans	Amortized cost FV-NI (1)	Note 6: Loans and Allowance for Credit Losses Note 15: Fair Values of Assets and Liabilities
Derivative assets and liabilities	FV-NI (1) FV-OCI (2)	Note 4: Trading Activities Note 14: Derivatives
Equity securities:
Marketable	FV-NI (1)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Nonmarketable	FV-NI (1) Cost method Equity method MA (4)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Other assets	Amortized cost (5)	Note 8: Other Assets
Deposits	Amortized cost	N/A
Short-term borrowings	Amortized cost	N/A
Long-term debt	Amortized cost	N/A

(1)	FV-NI represents the fair value through net income accounting model.

(2)	FV-OCI represents the fair value through other comprehensive income accounting model.

(3)	LOCOM represents the lower of cost or market accounting model.

(4)	MA represents the measurement alternative accounting model.

(5)	Other assets are generally carried at amortized cost, except for bank-owned life insurance which is carried at cash surrender value.
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
In second quarter 2018, we entered into a private forward repurchase contract and paid $1.0 billion to an unrelated third party. This contract settled in July 2018 for 18.8 million shares of common stock. We had no unsettled private share repurchase contracts at June 30, 2017.

Supplemental Cash Flow Information Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2018	2017
Trading debt securities retained from securitization of MLHFS	$17,674	34,317
Transfers from loans to MLHFS	3,053	3,215
Transfers from loans to LHFS	2,149	658
Transfers from available-for-sale debt securities to held-to-maturity debt securities	10,371	45,408

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2018, and there have been no material events that would require recognition in our second quarter 2018 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
We completed no new acquisitions during the first half of 2018 and had no business combinations pending as of June 30, 2018.
In February 2018, we completed the sale of Wells Fargo Shareowner Services. In June 2018, we announced plans to divest 52 branches in Indiana, Ohio, Michigan and part of Wisconsin. Included with the sale are approximately $2 billion of deposits as of June 30, 2018. The final amount of deposits that will be divested could differ.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Jun 30, 2018	Dec 31, 2017
Average required reserve balance for FRB (1)	$13,025	12,306
Reserve balance for non-U.S. central banks	578	617
Segregated for benefit of brokerage customers under federal and other brokerage regulations	575	666
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	120	487

(1)	FRB required reserve balance represents average for the first half of 2018 and for the year ended December 31, 2017.

We are subject to additional loan and dividend restrictions. We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $14.8 billion at June 30, 2018, without obtaining prior regulatory approval. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), and Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, each an indirect subsidiary of the Parent, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers. Based on retained earnings at June 30, 2018, our nonbank subsidiaries could have declared additional dividends of $25.1 billion at June 30, 2018, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2017 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the Company to repurchase or redeem common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.43 per share as declared by the Company’s Board of Directors on July 24, 2018, payable on September 1, 2018.

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
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Jun 30,	Dec 31,
(in millions)	2018	2017
Trading assets:
Debt securities	$65,602	57,624
Equity securities	22,978	30,004
Loans held for sale	1,350	1,023
Gross trading derivative assets	30,758	31,340
Netting (1)	(20,687)	(19,629)
Total trading derivative assets	10,071	11,711
Total trading assets	100,001	100,362
Trading liabilities:
Short sale	21,765	18,472
Gross trading derivative liabilities	29,847	31,386
Netting (1)	(22,311)	(23,062)
Total trading derivative liabilities	7,536	8,324
Total trading liabilities	$29,301	26,796

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interest income (1):
Debt securities	$689	558	1,320	1,071
Equity securities	128	131	269	245
Loans held for sale	15	9	23	18
Total interest income	832	698	1,612	1,334
Less: Interest expense (2)	144	105	272	198
Net interest income	688	593	1,340	1,136

Net gains (losses) from trading activities:
Debt securities	(140)	147	(639)	296
Equity securities	(635)	499	(1,104)	1,426
Loans held for sale	7	12	15	36
Derivatives (3)	959	(507)	2,162	(1,335)
Total net gains from trading activities (4)	191	151	434	423
Total trading-related net interest and noninterest income	$879	744	1,774	1,559

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

(4)	Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of asset or liability.

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
Table 5.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,422	1	(152)	6,271
Securities of U.S. states and political subdivisions	46,772	1,101	(314)	47,559
Mortgage-backed securities:
Federal agencies	158,474	351	(4,269)	154,556
Residential	3,876	221	(2)	4,095
Commercial	4,129	69	(7)	4,191
Total mortgage-backed securities	166,479	641	(4,278)	162,842
Corporate debt securities	6,642	253	(34)	6,861
Collateralized loan and other debt obligations (1)	36,352	308	(12)	36,648
Other (2)	5,388	124	(6)	5,506
Total available-for-sale debt securities	268,055	2,428	(4,796)	265,687
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,735	—	(790)	43,945
Securities of U.S. states and political subdivisions	6,300	23	(110)	6,213
Federal agency and other mortgage-backed securities (3)	93,016	23	(2,981)	90,058
Collateralized loan obligations	75	—	—	75
Other (2)	80	—	—	80
Total held-to-maturity debt securities	144,206	46	(3,881)	140,371
Total	$412,261	2,474	(8,677)	406,058
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,425	2	(108)	6,319
Securities of U.S. states and political subdivisions	50,733	1,032	(439)	51,326
Mortgage-backed securities:
Federal agencies	160,561	930	(1,272)	160,219
Residential	4,356	254	(2)	4,608
Commercial	4,487	80	(2)	4,565
Total mortgage-backed securities	169,404	1,264	(1,276)	169,392
Corporate debt securities	7,343	363	(40)	7,666
Collateralized loan and other debt obligations (1)	35,675	384	(3)	36,056
Other (2)	5,516	137	(5)	5,648
Total available-for-sale debt securities	275,096	3,182	(1,871)	276,407
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,720	189	(103)	44,806
Securities of U.S. states and political subdivisions	6,313	84	(43)	6,354
Federal agency and other mortgage-backed securities (3)	87,527	201	(682)	87,046
Collateralized loan obligations	661	4	—	665
Other (2)	114	—	—	114
Total held-to-maturity debt securities	139,335	478	(828)	138,985
Total	$414,431	3,660	(2,699)	415,392

(1)
Available-for-sale debt securities include collateralized debt obligations (CDOs) with a cost basis and fair value of $851 million and $1.0 billion, respectively, at June 30, 2018, and $887 million and $1.0 billion, respectively, at December 31, 2017.

(2)
The “Other” category of available-for-sale debt securities largely includes asset-backed securities collateralized by student loans. Included in the “Other” category of held-to-maturity debt securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $80 million each at June 30, 2018, and $114 million each at December 31, 2017.

(3)	Predominantly consists of federal agency mortgage-backed securities at both June 30, 2018 and December 31, 2017.

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
Table 5.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(68)	3,977	(84)	2,256	(152)	6,233
Securities of U.S. states and political subdivisions	(14)	4,759	(300)	9,305	(314)	14,064
Mortgage-backed securities:
Federal agencies	(2,669)	107,691	(1,600)	32,433	(4,269)	140,124
Residential	(1)	268	(1)	57	(2)	325
Commercial	(6)	721	(1)	50	(7)	771
Total mortgage-backed securities	(2,676)	108,680	(1,602)	32,540	(4,278)	141,220
Corporate debt securities	(17)	843	(17)	272	(34)	1,115
Collateralized loan and other debt obligations	(11)	5,935	(1)	75	(12)	6,010
Other	(2)	364	(4)	204	(6)	568
Total available-for-sale debt securities	(2,788)	124,558	(2,008)	44,652	(4,796)	169,210
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(729)	42,484	(61)	1,461	(790)	43,945
Securities of U.S. states and political subdivisions	(40)	3,037	(70)	1,656	(110)	4,693
Federal agency and other mortgage-backed securities	(1,718)	61,926	(1,263)	26,118	(2,981)	88,044
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total held-to-maturity debt securities	(2,487)	107,447	(1,394)	29,235	(3,881)	136,682
Total	$(5,275)	232,005	(3,402)	73,887	(8,677)	305,892
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(27)	4,065	(81)	2,209	(108)	6,274
Securities of U.S. states and political subdivisions	(17)	6,179	(422)	11,766	(439)	17,945
Mortgage-backed securities:
Federal agencies	(243)	52,559	(1,029)	44,691	(1,272)	97,250
Residential	(1)	47	(1)	58	(2)	105
Commercial	(1)	101	(1)	133	(2)	234
Total mortgage-backed securities	(245)	52,707	(1,031)	44,882	(1,276)	97,589
Corporate debt securities	(4)	239	(36)	503	(40)	742
Collateralized loan and other debt obligations	(1)	373	(2)	146	(3)	519
Other	(1)	37	(4)	483	(5)	520
Total available-for-sale debt securities	(295)	63,600	(1,576)	59,989	(1,871)	123,589
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(69)	11,255	(34)	1,490	(103)	12,745
Securities of U.S. states and political subdivisions	(5)	500	(38)	1,683	(43)	2,183
Federal agency and other mortgage-backed securities	(198)	29,713	(484)	28,244	(682)	57,957
Collateralized loan obligations	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total held-to-maturity debt securities	(272)	41,468	(556)	31,417	(828)	72,885
Total	$(567)	105,068	(2,132)	91,406	(2,699)	196,474

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
For descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2017 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first half of 2018.
Table 5.3 shows the gross unrealized losses and fair value of the available-for-sale and held-to-maturity debt securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors

Service (Moody’s). Credit ratings express opinions about the credit quality of a debt security. Debt securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. We have also included debt securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated debt securities categorized as investment grade based on internal credit grades were $22 million and $5.1 billion, respectively, at June 30, 2018, and $32 million and $6.9 billion, respectively, at December 31, 2017. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(152)	6,233	—	—
Securities of U.S. states and political subdivisions	(295)	13,785	(19)	279
Mortgage-backed securities:
Federal agencies	(4,269)	140,124	—	—
Residential	(1)	246	(1)	79
Commercial	(2)	679	(5)	92
Total mortgage-backed securities	(4,272)	141,049	(6)	171
Corporate debt securities	(9)	333	(25)	782
Collateralized loan and other debt obligations	(12)	6,010	—	—
Other	(2)	360	(4)	208
Total available-for-sale debt securities	(4,742)	167,770	(54)	1,440
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(790)	43,945	—	—
Securities of U.S. states and political subdivisions	(110)	4,693	—	—
Federal agency and other mortgage-backed securities	(2,970)	87,669	(11)	375
Collateralized loan obligations	—	—	—	—
Other	—	—	—	—
Total held-to-maturity debt securities	(3,870)	136,307	(11)	375
Total	$(8,612)	304,077	(65)	1,815
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(108)	6,274	—	—
Securities of U.S. states and political subdivisions	(412)	17,763	(27)	182
Mortgage-backed securities:
Federal agencies	(1,272)	97,250	—	—
Residential	(1)	42	(1)	63
Commercial	(1)	183	(1)	51
Total mortgage-backed securities	(1,274)	97,475	(2)	114
Corporate debt securities	(13)	304	(27)	438
Collateralized loan and other debt obligations	(3)	519	—	—
Other	(2)	469	(3)	51
Total available-for-sale debt securities	(1,812)	122,804	(59)	785
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(103)	12,745	—	—
Securities of U.S. states and political subdivisions	(43)	2,183	—	—
Federal agency and other mortgage-backed securities	(680)	57,789	(2)	168
Collateralized loan obligations	—	—	—	—
Other	—	—	—	—
Total held-to-maturity debt securities	(826)	72,717	(2)	168
Total	$(2,638)	195,521	(61)	953

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

Table 5.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2018
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$6,271	1.59%	$113	1.62%	$6,111	1.59%	$47	1.90%	$—	—%
Securities of U.S. states and political subdivisions	47,559	4.72	3,008	2.80	7,165	3.18	4,116	3.13	33,270	5.42
Mortgage-backed securities:
Federal agencies	154,556	3.34	2	2.34	186	3.39	4,807	2.81	149,561	3.35
Residential	4,095	3.78	—	—	21	5.72	7	2.70	4,067	3.78
Commercial	4,191	3.57	—	—	—	—	217	3.38	3,974	3.58
Total mortgage-backed securities	162,842	3.35	2	2.34	207	3.62	5,031	2.84	157,602	3.37
Corporate debt securities	6,861	5.14	340	5.55	2,652	5.40	3,114	4.80	755	5.45
Collateralized loan and other debt obligations	36,648	3.80	—	—	24	2.59	12,260	3.84	24,364	3.78
Other	5,506	3.09	40	4.77	761	3.50	1,187	2.36	3,518	3.23
Total available-for-sale debt securities at fair value	$265,687	3.66%	$3,503	3.05%	$16,920	2.97%	$25,755	3.57%	$219,509	3.73%
December 31, 2017
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$6,319	1.59%	$81	1.37%	$6,189	1.59%	$49	1.89%	$—	—%
Securities of U.S. states and political subdivisions	51,326	5.88	2,380	3.47	9,484	3.42	2,276	4.63	37,186	6.75
Mortgage-backed securities:
Federal agencies	160,219	3.27	15	2.03	210	3.08	5,534	2.82	154,460	3.28
Residential	4,608	3.52	—	—	24	5.67	11	2.46	4,573	3.51
Commercial	4,565	3.45	—	—	—	—	166	2.69	4,399	3.48
Total mortgage-backed securities	169,392	3.28	15	2.03	234	3.35	5,711	2.82	163,432	3.30
Corporate debt securities	7,666	5.12	443	5.54	2,738	5.56	3,549	4.70	936	5.26
Collateralized loan and other debt obligations	36,056	2.98	—	—	50	1.68	15,008	2.96	20,998	3.00
Other	5,648	2.46	71	3.56	463	2.72	1,466	2.13	3,648	2.53
Total available-for-sale debt securities at fair value	$276,407	3.72%	$2,990	3.70%	$19,158	3.11%	$28,059	3.24%	$226,200	3.83%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 5.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 5.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2018
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,735	2.12%	$—	—%	$32,343	2.04%	$12,392	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,300	4.93	—	—	52	5.90	946	5.09	5,302	4.89
Federal agency and other mortgage-backed securities	93,016	3.09	—	—	15	2.70	11	2.95	92,990	3.09
Collateralized loan obligations	75	3.53	—	—	—	—	75	3.53	—	—
Other	80	1.83	—	—	80	1.83	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$144,206	2.87%	$—	—%	$32,490	2.05%	$13,424	2.52%	$98,292	3.19%
December 31, 2017
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,720	2.12%	$—	—%	$32,330	2.04%	$12,390	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,313	6.02	—	—	50	7.18	695	6.31	5,568	5.98
Federal agency and other mortgage-backed securities	87,527	3.11	—	—	15	2.81	11	2.49	87,501	3.11
Collateralized loan obligations	661	2.86	—	—	—	—	661	2.86	—	—
Other	114	1.83	—	—	114	1.83	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$139,335	2.92%	$—	—%	$32,509	2.05%	$13,757	2.55%	$93,069	3.28%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 5.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 5.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
June 30, 2018
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$43,945	—	31,863	12,082	—
Securities of U.S. states and political subdivisions	6,213	—	51	942	5,220
Federal agency and other mortgage-backed securities	90,058	—	15	11	90,032
Collateralized loan obligations	75	—	—	75	—
Other	80	—	80	—	—
Total held-to-maturity debt securities at fair value	$140,371	—	32,009	13,110	95,252
December 31, 2017
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$44,806	—	32,388	12,418	—
Securities of U.S. states and political subdivisions	6,354	—	49	701	5,604
Federal agency and other mortgage-backed securities	87,046	—	15	11	87,020
Collateralized loan obligations	665	—	—	665	—
Other	114	—	114	—	—
Total held-to-maturity debt securities at fair value	$138,985	—	32,566	13,795	92,624

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Realized Gains and Losses
Table 5.7 shows the gross realized gains and losses on sales and OTTI write-downs related to available-for-sale debt securities.
Table 5.7: Realized Gains and Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Gross realized gains	$53	216	74	340
Gross realized losses	(4)	(48)	(14)	(84)
OTTI write-downs	(8)	(48)	(18)	(100)
Net realized gains from available-for-sale debt securities	$41	120	42	156

Other-Than-Temporarily Impaired Debt Securities
Table 5.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities. There were no

OTTI write-downs on held-to-maturity debt securities during the first half of 2018 and 2017.
Table 5.8: Detail of OTTI Write-downs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Debt securities OTTI write-downs included in earnings:
Securities of U.S. states and political subdivisions	$—	—	2	8
Mortgage-backed securities:
Residential	1	3	2	6
Commercial	7	41	14	66
Corporate debt securities	—	4	—	20
Total debt securities OTTI write-downs included in earnings	$8	48	18	100

Table 5.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 5.9: OTTI Write-downs Included in Earnings and the Related Changes in OCI

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$8	47	17	99
Intent-to-sell OTTI	—	1	1	1
Total recorded as part of gross realized losses	8	48	18	100
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	(2)	(5)
Residential mortgage-backed securities	—	(3)	(1)	—
Commercial mortgage-backed securities	(11)	(40)	(1)	(47)
Corporate debt securities	—	1	—	1
Total changes to OCI for non-credit-related OTTI	(11)	(42)	(4)	(51)
Total OTTI losses (reversal of losses) recorded on debt securities	$(3)	6	14	49

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

Table 5.10: Rollforward of OTTI Credit Loss

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Credit loss recognized, beginning of period	$649	1,086	742	1,043
Additions:
For securities with initial credit impairments	—	2	—	8
For securities with previous credit impairments	8	45	17	91
Total additions	8	47	17	99
Reductions:
For securities sold, matured, or intended/required to be sold	(30)	(11)	(131)	(18)
For recoveries of previous credit impairments (1)	(1)	(2)	(2)	(4)
Total reductions	(31)	(13)	(133)	(22)
Credit loss recognized, end of period	$626	1,120	626	1,120

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 6: Loans and Allowance for Credit Losses (continued)

Note 6: Loans and Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $2.7 billion and $3.9 billion at June 30, 2018, and December 31, 2017, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums, which among other things, reflect the impact of various loan sales.
Table 6.1: Loans Outstanding

(in millions)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$336,590	333,125
Real estate mortgage	123,964	126,599
Real estate construction	22,937	24,279
Lease financing	19,614	19,385
Total commercial	503,105	503,388
Consumer:
Real estate 1-4 family first mortgage	283,001	284,054
Real estate 1-4 family junior lien mortgage	36,542	39,713
Credit card	36,684	37,976
Automobile	47,632	53,371
Other revolving credit and installment	37,301	38,268
Total consumer	441,160	453,382
Total loans	$944,265	956,770
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 6.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 6.2: Commercial Foreign Loans Outstanding

(in millions)	Jun 30, 2018	Dec 31, 2017
Commercial foreign loans:
Commercial and industrial	$61,732	60,106
Real estate mortgage	7,617	8,033
Real estate construction	542	655
Lease financing	1,097	1,126
Total commercial foreign loans	$70,988	69,920

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
Table 6.3: Loan Purchases, Sales, and Transfers

	2018			2017
(in millions)	Commercial	Consumer (1)	Total	Commercial	Consumer (1)	Total
Quarter ended June 30,
Purchases	$398	7	405	810	—	810
Sales	(294)	(88)	(382)	(1,052)	(84)	(1,136)
Transfers to MLHFS/LHFS	(100)	(72)	(172)	(179)	(1)	(180)
Six months ended June 30,
Purchases	$654	7	661	1,969	2	1,971
Sales	(754)	(88)	(842)	(1,339)	(146)	(1,485)
Transfers to MLHFS/LHFS	(520)	(1,625)	(2,145)	(658)	(1)	(659)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $89 billion and $85 billion at June 30, 2018 and December 31, 2017, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2018, and December 31, 2017, we had $1.1 billion and $982 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$328,927	326,626
Real estate mortgage	7,175	7,485
Real estate construction	15,472	16,621
Total commercial	351,574	350,732
Consumer:
Real estate 1-4 family first mortgage	31,999	29,876
Real estate 1-4 family junior lien mortgage	38,284	38,897
Credit card	112,230	108,465
Other revolving credit and installment	27,474	27,541
Total consumer	209,987	204,779
Total unfunded credit commitments	$561,561	555,511

Note 6: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 6.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 6.5: Allowance for Credit Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$11,313	12,287	11,960	12,540
Provision for credit losses	452	555	643	1,160
Interest income on certain impaired loans (1)	(43)	(46)	(86)	(94)
Loan charge-offs:
Commercial:
Commercial and industrial	(134)	(161)	(298)	(414)
Real estate mortgage	(19)	(8)	(21)	(13)
Real estate construction	—	—	—	—
Lease financing	(20)	(13)	(37)	(20)
Total commercial	(173)	(182)	(356)	(447)
Consumer:
Real estate 1-4 family first mortgage	(55)	(55)	(96)	(124)
Real estate 1-4 family junior lien mortgage	(47)	(62)	(94)	(155)
Credit card	(404)	(379)	(809)	(746)
Automobile	(216)	(212)	(516)	(467)
Other revolving credit and installment	(164)	(185)	(344)	(374)
Total consumer	(886)	(893)	(1,859)	(1,866)
Total loan charge-offs	(1,059)	(1,075)	(2,215)	(2,313)
Loan recoveries:
Commercial:
Commercial and industrial	76	83	155	165
Real estate mortgage	19	14	36	44
Real estate construction	6	4	10	12
Lease financing	5	6	10	8
Total commercial	106	107	211	229
Consumer:
Real estate 1-4 family first mortgage	78	71	137	133
Real estate 1-4 family junior lien mortgage	60	66	115	136
Credit card	81	59	154	117
Automobile	103	86	195	174
Other revolving credit and installment	29	31	60	64
Total consumer	351	313	661	624
Total loan recoveries	457	420	872	853
Net loan charge-offs	(602)	(655)	(1,343)	(1,460)
Other	(10)	5	(64)	—
Balance, end of period	$11,110	12,146	11,110	12,146
Components:
Allowance for loan losses	$10,193	11,073	10,193	11,073
Allowance for unfunded credit commitments	917	1,073	917	1,073
Allowance for credit losses	$11,110	12,146	11,110	12,146
Net loan charge-offs (annualized) as a percentage of average total loans	0.26%	0.27	0.29	0.31
Allowance for loan losses as a percentage of total loans	1.08	1.16	1.08	1.16
Allowance for credit losses as a percentage of total loans	1.18	1.27	1.18	1.27

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 6.6: Allowance Activity by Portfolio Segment

			2018			2017
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$6,708	4,605	11,313	7,142	5,145	12,287
Provision (reversal of provision) for credit losses	89	363	452	(97)	652	555
Interest income on certain impaired loans	(14)	(29)	(43)	(14)	(32)	(46)

Loan charge-offs	(173)	(886)	(1,059)	(182)	(893)	(1,075)
Loan recoveries	106	351	457	107	313	420
Net loan charge-offs	(67)	(535)	(602)	(75)	(580)	(655)
Other	(5)	(5)	(10)	5	—	5
Balance, end of period	$6,711	4,399	11,110	6,961	5,185	12,146

Six months ended June 30,
Balance, beginning of period	$6,632	5,328	11,960	7,394	5,146	12,540
Provision (reversal of provision) for credit losses	258	385	643	(186)	1,346	1,160
Interest income on certain impaired loans	(25)	(61)	(86)	(29)	(65)	(94)

Loan charge-offs	(356)	(1,859)	(2,215)	(447)	(1,866)	(2,313)
Loan recoveries	211	661	872	229	624	853
Net loan charge-offs	(145)	(1,198)	(1,343)	(218)	(1,242)	(1,460)
Other	(9)	(55)	(64)	—	—	—
Balance, end of period	$6,711	4,399	11,110	6,961	5,185	12,146

Table 6.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 6.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2018
Collectively evaluated (1)	$6,057	3,396	9,453	499,330	418,258	917,588
Individually evaluated (2)	646	1,003	1,649	3,696	13,977	17,673
PCI (3)	8	—	8	79	8,925	9,004
Total	$6,711	4,399	11,110	503,105	441,160	944,265
December 31, 2017
Collectively evaluated (1)	$5,927	4,143	10,070	499,342	425,919	925,261
Individually evaluated (2)	705	1,185	1,890	3,960	14,714	18,674
PCI (3)	—	—	—	86	12,749	12,835
Total	$6,632	5,328	11,960	503,388	453,382	956,770

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2018. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

Note 6: Loans and Allowance for Credit Losses (continued)

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
Table 6.8 provides a breakdown of outstanding commercial loans by risk category. Of the $15.6 billion in criticized commercial and industrial loans and $5.1 billion in criticized commercial real estate (CRE) loans at June 30, 2018, $1.6 billion and $816 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 6.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2018
By risk category:
Pass	$320,894	119,144	22,692	18,570	481,300
Criticized	15,617	4,820	245	1,044	21,726
Total commercial loans (excluding PCI)	336,511	123,964	22,937	19,614	503,026
Total commercial PCI loans (carrying value)	79	—	—	—	79
Total commercial loans	$336,590	123,964	22,937	19,614	503,105
December 31, 2017
By risk category:
Pass	$316,431	122,312	23,981	18,162	480,886
Criticized	16,608	4,287	298	1,223	22,416
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

Table 6.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$334,293	122,984	22,791	19,361	499,429
30-89 DPD and still accruing	636	189	95	173	1,093
90+ DPD and still accruing	23	26	—	—	49
Nonaccrual loans	1,559	765	51	80	2,455
Total commercial loans (excluding PCI)	336,511	123,964	22,937	19,614	503,026
Total commercial PCI loans (carrying value)	79	—	—	—	79
Total commercial loans	$336,590	123,964	22,937	19,614	503,105
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$330,319	125,642	24,107	19,148	499,216
30-89 DPD and still accruing	795	306	135	161	1,397
90+ DPD and still accruing	26	23	—	—	49
Nonaccrual loans	1,899	628	37	76	2,640
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

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
Table 6.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2018
By delinquency status:
Current-29 DPD	$257,133	35,748	35,827	46,216	36,997	411,921
30-59 DPD	1,499	244	250	1,003	105	3,101
60-89 DPD	514	125	178	300	76	1,193
90-119 DPD	262	74	144	107	69	656
120-179 DPD	233	94	284	4	23	638
180+ DPD	1,013	234	1	2	31	1,281
Government insured/guaranteed loans (1)	13,445	—	—	—	—	13,445
Total consumer loans (excluding PCI)	274,099	36,519	36,684	47,632	37,301	432,235
Total consumer PCI loans (carrying value)	8,902	23	—	—	—	8,925
Total consumer loans	$283,001	36,542	36,684	47,632	37,301	441,160
December 31, 2017
By delinquency status:
Current-29 DPD	$251,786	38,746	36,996	51,445	37,885	416,858
30-59 DPD	1,893	336	287	1,385	155	4,056
60-89 DPD	742	163	201	392	93	1,591
90-119 DPD	369	103	192	146	80	890
120-179 DPD	308	95	298	3	30	734
180+ DPD	1,091	243	2	—	25	1,361
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $8.2 billion at June 30, 2018, compared with $10.5 billion at December 31, 2017.

Of the $2.6 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2018, $793 million was accruing, compared with $3.0 billion past due and $1.0 billion accruing at December 31, 2017.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $1.0 billion, or 0.4% of total first mortgages (excluding PCI), at June 30, 2018, compared with $1.1 billion, or 0.4%, at December 31, 2017.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.11 provides a breakdown of our consumer portfolio by FICO. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $8.9 billion at June 30, 2018, and $8.5 billion at December 31, 2017.
Table 6.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage (1)	Real estate 1-4 family junior lien mortgage (1)	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2018
By FICO:
< 600	$4,510	1,528	3,304	7,653	762	17,757
600-639	3,125	1,100	2,916	4,899	805	12,845
640-679	6,061	2,081	5,357	6,649	1,803	21,951
680-719	13,879	4,204	7,374	7,776	3,291	36,524
720-759	27,266	5,651	8,026	7,074	4,823	52,840
760-799	56,360	6,676	6,312	6,012	6,017	81,377
800+	144,114	13,853	3,030	7,355	8,369	176,721
No FICO available	5,339	1,426	365	214	2,528	9,872
FICO not required	—	—	—	—	8,903	8,903
Government insured/guaranteed loans (1)	13,445	—	—	—	—	13,445
Total consumer loans (excluding PCI)	274,099	36,519	36,684	47,632	37,301	432,235
Total consumer PCI loans (carrying value)	8,902	23	—	—	—	8,925
Total consumer loans	$283,001	36,542	36,684	47,632	37,301	441,160
December 31, 2017
By FICO:
< 600	$5,145	1,768	3,525	8,858	863	20,159
600-639	3,487	1,253	3,101	5,615	904	14,360
640-679	6,789	2,387	5,690	7,696	1,959	24,521
680-719	14,977	4,797	7,628	8,825	3,582	39,809
720-759	27,926	6,246	8,097	7,806	5,089	55,164
760-799	55,590	7,323	6,372	6,468	6,257	82,010
800+	136,729	15,144	2,994	7,845	8,455	171,167
No FICO available	5,546	768	569	258	2,648	9,789
FICO not required	—	—	—	—	8,511	8,511
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 6.12: Consumer Loans by LTV/CLTV

	June 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$140,229	15,779	156,008	133,902	16,301	150,203
60.01-80%	103,523	11,753	115,276	104,639	12,918	117,557
80.01-100%	13,688	5,740	19,428	13,924	6,580	20,504
100.01-120% (1)	1,592	2,026	3,618	1,868	2,427	4,295
> 120% (1)	615	775	1,390	783	1,008	1,791
No LTV/CLTV available	1,007	446	1,453	1,073	452	1,525
Government insured/guaranteed loans (2)	13,445	—	13,445	15,143	—	15,143
Total consumer loans (excluding PCI)	274,099	36,519	310,618	271,332	39,686	311,018
Total consumer PCI loans (carrying value)	8,902	23	8,925	12,722	27	12,749
Total consumer loans	$283,001	36,542	319,543	284,054	39,713	323,767

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.13: Nonaccrual Loans

(in millions)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$1,559	1,899
Real estate mortgage	765	628
Real estate construction	51	37
Lease financing	80	76
Total commercial	2,455	2,640
Consumer:
Real estate 1-4 family first mortgage (1)	3,829	4,122
Real estate 1-4 family junior lien mortgage	1,029	1,086
Automobile	119	130
Other revolving credit and installment	54	58
Total consumer	5,031	5,396
Total nonaccrual loans (excluding PCI)	$7,486	8,036

(1)	Includes MLHFS of $133 million and $136 million at June 30, 2018, and December 31, 2017, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $5.3 billion and $6.3 billion at June 30, 2018 and December 31, 2017, respectively, which included $3.5 billion and $4.0 billion, respectively, of loans that are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 6: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $811 million at June 30, 2018, and $1.4 billion at December 31, 2017, are not included in these past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2018	Dec 31, 2017
Total (excluding PCI):	$9,464	11,997
Less: FHA insured/guaranteed by the VA (1)(2)	8,622	10,934
Total, not government insured/guaranteed	$842	1,063
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$23	26
Real estate mortgage	26	23
Total commercial	49	49
Consumer:
Real estate 1-4 family first mortgage (2)	133	219
Real estate 1-4 family junior lien mortgage (2)	33	60
Credit card	429	492
Automobile	105	143
Other revolving credit and installment	93	100
Total consumer	793	1,014
Total, not government insured/guaranteed	$842	1,063

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

IMPAIRED LOANS Table 6.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 6.15 includes trial modifications that totaled $200 million at June 30, 2018, and $194 million at December 31, 2017.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2018
Commercial:
Commercial and industrial	$3,188	2,231	1,847	409
Real estate mortgage	1,518	1,274	1,250	200
Real estate construction	105	64	49	8
Lease financing	172	127	127	29
Total commercial	4,983	3,696	3,273	646
Consumer:
Real estate 1-4 family first mortgage	13,228	11,537	4,627	589
Real estate 1-4 family junior lien mortgage	2,011	1,806	1,299	219
Credit card	411	410	410	155
Automobile	147	81	36	5
Other revolving credit and installment	151	143	129	35
Total consumer (2)	15,948	13,977	6,501	1,003
Total impaired loans (excluding PCI)	$20,931	17,673	9,774	1,649
December 31, 2017
Commercial:
Commercial and industrial	$3,577	2,568	2,310	462
Real estate mortgage	1,502	1,239	1,207	211
Real estate construction	95	54	45	9
Lease financing	132	99	89	23
Total commercial	5,306	3,960	3,651	705
Consumer:
Real estate 1-4 family first mortgage	14,020	12,225	6,060	770
Real estate 1-4 family junior lien mortgage	2,135	1,918	1,421	245
Credit card	356	356	356	136
Automobile	157	87	34	5
Other revolving credit and installment	136	128	117	29
Total consumer (2)	16,804	14,714	7,988	1,185
Total impaired loans (excluding PCI)	$22,110	18,674	11,639	1,890

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.4 billion at both June 30, 2018 and December 31, 2017, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 6: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $552 million and $579 million at June 30, 2018 and December 31, 2017, respectively.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 6.16: Average Recorded Investment in Impaired Loans

	Quarter ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,212	43	3,390	36	2,318	79	3,457	69
Real estate mortgage	1,299	22	1,371	24	1,266	50	1,397	51
Real estate construction	62	1	66	2	60	2	75	3
Lease financing	138	1	98	—	132	1	110	—
Total commercial	3,711	67	4,925	62	3,776	132	5,039	123
Consumer:
Real estate 1-4 family first mortgage	11,772	167	13,602	185	11,921	339	13,866	375
Real estate 1-4 family junior lien mortgage	1,832	29	2,075	31	1,861	58	2,103	62
Credit card	398	12	313	9	384	22	308	17
Automobile	82	3	83	3	83	6	83	6
Other revolving credit and installment	140	3	114	2	136	5	110	4
Total consumer	14,224	214	16,187	230	14,385	430	16,470	464
Total impaired loans (excluding PCI)	$17,935	281	21,112	292	18,161	562	21,509	587
Interest income:
Cash basis of accounting		$84		77		165		155
Other (1)		197		215		397		432
Total interest income		$281		292		562		587

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $16.7 billion and $17.8 billion at June 30, 2018 and December 31, 2017, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2018
Commercial:
Commercial and industrial	$3	5	449	457	14	0.58%	$5
Real estate mortgage	—	11	121	132	—	0.67	11
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	3	16	571	590	14	0.64	16
Consumer:
Real estate 1-4 family first mortgage	64	8	286	358	2	2.26	31
Real estate 1-4 family junior lien mortgage	2	12	30	44	2	1.66	13
Credit card	—	83	—	83	—	13.19	83
Automobile	2	4	11	17	5	6.49	4
Other revolving credit and installment	—	10	2	12	—	7.95	10
Trial modifications (6)	—	—	17	17	—	—	—
Total consumer	68	117	346	531	9	9.17	141
Total	$71	133	917	1,121	23	8.30%	$157
Quarter ended June 30, 2017
Commercial:
Commercial and industrial	$17	13	914	944	29	0.88%	$13
Real estate mortgage	4	25	137	166	13	1.36	25
Real estate construction	—	1	20	21	—	0.61	1
Lease financing	—	—	11	11	—	—	—
Total commercial	21	39	1,082	1,142	42	1.19	39
Consumer:
Real estate 1-4 family first mortgage	74	45	234	353	3	2.55	83
Real estate 1-4 family junior lien mortgage	7	26	21	54	3	2.88	30
Credit card	—	57	—	57	—	12.48	57
Automobile	—	4	20	24	11	5.90	4
Other revolving credit and installment	—	16	1	17	1	7.27	15
Trial modifications (6)	—	—	(27)	(27)	—	—	—
Total consumer	81	148	249	478	18	6.07	189
Total	$102	187	1,331	1,620	60	5.24%	$228

Note 6: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2018
Commercial:
Commercial and industrial	$3	14	937	954	20	0.88%	$14
Real estate mortgage	—	17	219	236	—	0.89	17
Real estate construction	—	—	4	4	—	—	—
Lease financing	—	—	39	39	—	—	—
Total commercial	3	31	1,199	1,233	20	0.88	31
Consumer:
Real estate 1-4 family first mortgage	110	18	592	720	3	2.33	66
Real estate 1-4 family junior lien mortgage	3	20	58	81	3	1.89	22
Credit card	—	169	—	169	—	12.24	169
Automobile	3	8	25	36	14	6.48	8
Other revolving credit and installment	—	25	4	29	—	7.95	25
Trial modifications (6)	—	—	32	32	—	—	—
Total consumer	116	240	711	1,067	20	8.67	290
Total	$119	271	1,910	2,300	40	7.92%	$321
Six months ended June 30, 2017
Commercial:
Commercial and industrial	$17	19	1,842	1,878	94	0.86%	$19
Real estate mortgage	4	39	318	361	13	1.23	39
Real estate construction	—	1	23	24	—	0.69	1
Lease financing	—	—	14	14	—	—	—
Total commercial	21	59	2,197	2,277	107	1.10	59
Consumer:
Real estate 1-4 family first mortgage	148	117	525	790	12	2.58	186
Real estate 1-4 family junior lien mortgage	20	47	44	111	9	2.91	54
Credit card	—	114	—	114	—	12.35	114
Automobile	1	7	32	40	18	6.14	7
Other revolving credit and installment	—	27	4	31	1	7.28	26
Trial modifications (6)	—	—	(44)	(44)	—	—	—
Total consumer	169	312	561	1,042	40	5.89	387
Total	$190	371	2,758	3,319	147	5.25%	$446

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $381 million and $602 million for the quarters ended June 30, 2018 and 2017, and $884 million and $1.3 billion, for the first half of 2018 and 2017, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $14 million and $10 million for the quarters ended June 30, 2018 and 2017, and $17 million and $19 million for the first half of 2018 and 2017, respectively.

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

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Commercial:
Commercial and industrial	$7	30	93	92
Real estate mortgage	14	10	40	31
Real estate construction	16	—	16	—
Total commercial	37	40	149	123
Consumer:
Real estate 1-4 family first mortgage	15	26	33	51
Real estate 1-4 family junior lien mortgage	2	5	7	9
Credit card	24	17	37	32
Automobile	4	4	7	7
Other revolving credit and installment	1	1	2	2
Total consumer	46	53	86	101
Total	$83	93	235	224

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
Table 6.19: PCI Loans

(in millions)	Jun 30, 2018	Dec 31, 2017
Total commercial	$79	86
Consumer:
Real estate 1-4 family first mortgage	8,902	12,722
Real estate 1-4 family junior lien mortgage	23	27
Total consumer	8,925	12,749
Total PCI loans (carrying value)	$9,004	12,835
Total PCI loans (unpaid principal balance)	$13,060	18,975

Note 6: Loans and Allowance for Credit Losses (continued)

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 6.20. Changes during second quarter 2018 reflect impacts of the sale of $1.3 billion of Pick-a-Pay PCI loans, and to a lesser extent, higher prepayment expectations of modified Pick-a-Pay PCI loans.
Table 6.20: Change in Accretable Yield

(in millions)	Quarter ended June 30, 2018	Six months ended June 30, 2018	2009-2017
Balance, beginning of period	$6,864	8,887	10,447
Change in accretable yield due to acquisitions	—	—	161
Accretion into interest income (1)	(299)	(613)	(16,983)
Accretion into noninterest income due to sales (2)	(479)	(1,122)	(801)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	59	399	11,597
Changes in expected cash flows that do not affect nonaccretable difference (3)	(412)	(1,818)	4,466
Balance, end of period	$5,733	5,733	8,887

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 6.21 provides a breakdown of commercial PCI loans by risk category.

Table 6.21: Commercial PCI Loans by Risk Category

(in millions)	Total
June 30, 2018
By risk category:
Pass	$20
Criticized	59
Total commercial PCI loans	$79
December 31, 2017
By risk category:
Pass	$8
Criticized	78
Total commercial PCI loans	$86

Table 6.22 provides past due information for commercial PCI loans.
Table 6.22: Commercial PCI Loans by Delinquency Status

(in millions)	Total
June 30, 2018
By delinquency status:
Current-29 DPD and still accruing	$79
30-89 DPD and still accruing	—
90+ DPD and still accruing	—
Total commercial PCI loans	$79
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$86
30-89 DPD and still accruing	—
90+ DPD and still accruing	—
Total commercial PCI loans	$86
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

Table 6.23: Consumer PCI Loans by Delinquency Status -

	June 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$9,464	132	9,596	13,127	138	13,265
30-59 DPD and still accruing	978	5	983	1,317	8	1,325
60-89 DPD and still accruing	420	2	422	622	3	625
90-119 DPD and still accruing	180	1	181	293	2	295
120-179 DPD and still accruing	122	2	124	219	2	221
180+ DPD and still accruing	792	3	795	1,310	4	1,314
Total consumer PCI loans (adjusted unpaid principal balance)	$11,956	145	12,101	16,888	157	17,045
Total consumer PCI loans (carrying value)	$8,902	23	8,925	12,722	27	12,749

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.24 provides FICO scores for consumer PCI loans.

Table 6.24: Consumer PCI Loans by FICO

	June 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$2,744	31	2,775	4,014	37	4,051
600-639	1,456	19	1,475	2,086	20	2,106
640-679	1,642	22	1,664	2,393	24	2,417
680-719	1,581	27	1,608	2,242	29	2,271
720-759	1,298	21	1,319	1,779	23	1,802
760-799	735	11	746	933	12	945
800+	430	6	436	468	6	474
No FICO available	2,070	8	2,078	2,973	6	2,979
Total consumer PCI loans (adjusted unpaid principal balance)	$11,956	145	12,101	16,888	157	17,045
Total consumer PCI loans (carrying value)	$8,902	23	8,925	12,722	27	12,749

Table 6.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.
Table 6.25: Consumer PCI Loans by LTV/CLTV

	June 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$6,390	46	6,436	8,010	45	8,055
60.01-80%	4,153	58	4,211	6,510	63	6,573
80.01-100%	1,178	29	1,207	1,975	35	2,010
100.01-120% (1)	188	9	197	319	10	329
> 120% (1)	46	2	48	73	3	76
No LTV/CLTV available	1	1	2	1	1	2
Total consumer PCI loans (adjusted unpaid principal balance)	$11,956	145	12,101	16,888	157	17,045
Total consumer PCI loans (carrying value)	$8,902	23	8,925	12,722	27	12,749

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 7: Equity Securities
Table 7.1 provides a summary of our equity securities by business purpose and accounting model, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 7.1: Equity Securities

	Jun 30,	Dec 31,
(in millions)	2018	2017
Held for trading at fair value:
Marketable equity securities	$22,978	30,004
Not held for trading:
Fair value:
Marketable equity securities (1)	5,273	4,356
Nonmarketable equity securities (2)	5,876	4,867
Total equity securities at fair value	11,149	9,223
Equity method:
LIHTC (3)	10,361	10,269
Private equity	3,732	3,839
Tax-advantaged renewable energy	1,950	1,950
New market tax credit and other	262	294
Total equity method	16,305	16,352
Other:
Federal bank stock and other at cost (4)	5,673	5,828
Private equity (5)	1,400	1,090
Total equity securities not held for trading	34,527	32,493
Total equity securities	$57,505	62,497

(1)	Includes $3.5 billion and $3.7 billion at June 30, 2018, and December 31, 2017, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)
Includes $5.5 billion and $4.9 billion at June 30, 2018, and December 31, 2017, respectively, related to investments for which we elected the fair value option. See Note 15 (Fair Value of Assets and Liabilities) for additional information.

(3)	Represents low-income housing tax credit investments.

(4)	Includes $5.6 billion and $5.4 billion at June 30, 2018, and December 31, 2017, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(5)	Represents nonmarketable equity securities for which we have elected to account for the security under the measurement alternative.
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

FAIR VALUE Equity securities accounted for using the fair value method are recorded at fair value with changes in fair value reflected in net gains from equity securities. Marketable equity securities held for purposes other than trading primarily consist of exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans and to a lesser extent other holdings of publicly traded equity securities held for investment purposes. Nonmarketable equity securities represent securities that do not have a readily determinable fair value for which we have elected to account for using the fair value method. Substantially all of these nonmarketable equity securities are economically hedged with equity derivatives.

EQUITY METHOD Under the equity method of accounting, we carry the security at cost adjusted for our share of the investee’s earnings less any impairment write-downs. Our equity method investments consist of tax credit and private equity securities, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In the second quarter and first half of 2018, we recognized pre-tax losses of $287 million and $567 million, respectively, related to our LIHTC investments, compared with $227 million and $457 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $352 million and $711 million in the second quarter and first half of 2018, which included tax credits recorded to income taxes of $281 million and $571 million for the same periods, respectively. In the second quarter and first half of 2017, total tax benefits were $347 million and $694 million, respectively, which included tax credits of $260 million and $521 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. Our liability for unfunded commitments was $3.5 billion at June 30, 2018, and $3.6 billion at December 31, 2017. Substantially all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

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

Note 7: Equity Securities (continued)

Realized Gains and Losses
Table 7.2 provides a summary of the net gains and losses for equity securities. Gains and losses for securities held for trading are reported in net gains from trading activities.

Table 7.2: Net Gains (Losses) from Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$28	187	36	470
Nonmarketable equity securities	594	212	703	694
Total equity securities carried at fair value	622	399	739	1,164
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(237)	(22)	(257)	(98)
Net unrealized gains (losses) related to measurement alternative observable transactions	35	—	263	—
Net realized gains on sale	399	64	897	390
All other	16	33	34	62
Total nonmarketable equity securities not carried at fair value	213	75	937	354
Net gains (losses) from economic hedge derivatives (1)	(540)	(200)	(598)	(674)
Total net gains (losses) from equity securities	$295	274	1,078	844

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 7.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 7.2.
Table 7.3: Measurement Alternative

	Quarter ended June 30,	Six months ended June 30,
(in millions)	2018	2018
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$43	271
Gross unrealized losses due to observable price changes	(8)	(8)
Impairment write-downs	(5)	(12)
Realized net gains (losses) from sale	16	91
Total net gains (losses) recognized during the period	$46	342

The cumulative gross unrealized gains and losses due to observable price changes as of June 30, 2018, were $247 million and $8 million, respectively. Cumulative impairment losses as of June 30, 2018, were $12 million. These cumulative amounts represent carrying value adjustments to equity securities accounted for under the measurement alternative that were recognized on the balance sheet as of June 30, 2018.

Note 8: Other Assets
Table 8.1 presents the components of other assets.
Table 8.1: Other Assets

(in millions)	Jun 30, 2018	Dec 31, 2017
Corporate/bank-owned life insurance	$19,621	19,549
Accounts receivable (1)	32,926	39,127
Interest receivable	5,910	5,688
Core deposit intangibles	384	769
Customer relationship and other amortized intangibles	693	841
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	90	120
Non-government insured/guaranteed	228	252
Non-residential real estate	181	270
Operating lease assets	9,385	9,666
Due from customers on acceptances	228	177
Other	11,204	13,785
Total other assets	$80,850	90,244

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

Note 9: Securitizations and Variable Interest Entities (continued)

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
Table 9.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 9.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
June 30, 2018
Cash	$—	112		—	112
Interest-earning deposits with banks	—	8		—	8
Debt securities:
Trading debt securities	2,593	—		200	2,793
Available-for-sale debt securities (1)	3,049	—		341	3,390
Held-to-maturity debt securities	513	—		—	513
Loans	1,963	12,631		101	14,695
Mortgage servicing rights	15,353	—		—	15,353
Derivative assets	123	—		—	123
Equity securities	10,725	24		—	10,749
Other assets	—	240		6	246
Total assets	34,319	13,015		648	47,982
Short-term borrowings	—	—		512	512
Derivative liabilities	73	—	(2)	—	73
Accrued expenses and other liabilities	242	137	(2)	9	388
Long-term debt	3,454	911	(2)	101	4,466
Total liabilities	3,769	1,048		622	5,439
Noncontrolling interests	—	30		—	30
Net assets	$30,550	11,937		26	42,513
December 31, 2017
Cash	$—	116		—	116
Interest-earning deposits with banks	—	371		—	371
Debt securities:
Trading debt securities	1,305	—		201	1,506
Available-for-sale debt securities (1)	3,288	—		358	3,646
Held-to-maturity debt securities	485	—		—	485
Loans	4,274	12,482		110	16,866
Mortgage servicing rights	13,628	—		—	13,628
Derivative assets	44	—		—	44
Equity securities	10,740	306		—	11,046
Other assets	—	342		6	348
Total assets	33,764	13,617		675	48,056
Short-term borrowings	—	—		522	522
Derivative liabilities	106	5	(2)	—	111
Accrued expenses and other liabilities	244	132	(2)	10	386
Long-term debt	3,590	1,479	(2)	111	5,180
Total liabilities	3,940	1,616		643	6,199
Noncontrolling interests	—	283		—	283
Net assets	$29,824	11,718		32	41,574

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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
Table 9.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
June 30, 2018
Residential mortgage loan securitizations:
Conforming (2)	$1,167,339	3,042	14,415	—	(187)	17,270
Other/nonconforming	12,158	525	64	—	—	589
Commercial mortgage securitizations	149,273	2,442	874	(71)	(35)	3,210
Collateralized debt obligations:
Debt securities	802	—	—	5	(20)	(15)
Loans (3)	—	—	—	—	—	—
Asset-based finance structures	2,071	946	—	—	—	946
Tax credit structures	31,397	11,341	—	—	(3,454)	7,887
Collateralized loan obligations	7	—	—	—	—	—
Investment funds	209	49	—	—	—	49
Other (4)	1,949	498	—	116	—	614
Total	$1,365,205	18,843	15,353	50	(3,696)	30,550
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$3,042	14,415	—	1,051	18,508
Other/nonconforming		525	64	—	—	589
Commercial mortgage securitizations		2,442	874	71	10,679	14,066
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Loans (3)		—	—	—	—	—
Asset-based finance structures		946	—	—	71	1,017
Tax credit structures		11,341	—	—	1,180	12,521
Collateralized loan obligations		—	—	—	—	—
Investment funds		49	—	—	—	49
Other (4)		498	—	135	158	791
Total		$18,843	15,353	211	13,159	47,566
(continued on following page)

Note 9: Securitizations and Variable Interest Entities (continued)

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

(1)
Includes total equity interests of $10.7 billion at both June 30, 2018, and December 31, 2017. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $812 million and $2.2 billion at June 30, 2018, and December 31, 2017, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

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
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the second quarter and first half of 2018 was $12 million and $25 million, respectively, compared with $13 million and $27 million, respectively, in the same periods of 2017.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At June 30, 2018, we held $292 million of ARS issued by VIEs compared with $400 million at December 31, 2017. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at June 30, 2018, and December 31, 2017, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $1.9 billion and $2.0 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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
Table 9.3: Cash Flows From Sales and Securitization Activity

	2018		2017
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended June 30,
Proceeds from securitizations and whole loan sales	$51,990	—	52,824	4
Fees from servicing rights retained	830	—	840	—
Cash flows from other interests held (1)	168	1	641	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1	—	5	—
Agency securitizations (3)	19	—	23	—
Servicing advances, net of repayments	(7)	—	(20)	—
Six months ended June 30,
Proceeds from securitizations and whole loan sales	$102,577	—	111,081	25
Fees from servicing rights retained	1,675	—	1,694	—
Cash flows from other interests held (1)	353	1	1,475	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	2	—	7	—
Agency securitizations (3)	52	—	46	—
Servicing advances, net of repayments	(43)	—	(162)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Second quarter and first half of 2018 exclude $1.8 billion and $4.7 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $1.6 billion and $3.9 billion, respectively, in the same periods of 2017. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the second quarter and first half of 2018, we recognized net gains of $532 million and $1.2 billion, respectively, from transfers accounted for as sales of financial assets, compared with $393 million and $525 million, respectively, in the same periods of 2017. These net gains predominantly relate to whole loan sales, commercial mortgage securitizations, and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the second quarter and first half of 2018 and 2017 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2018, we transferred $47.7 billion and $95.0 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $49.7 billion and $105.2 billion, respectively, in the same periods of 2017. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2018, we recorded a $988 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $1.8 billion, classified as Level 2, and a $7 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2017, we recorded a $957 million servicing asset, securities of $3.5 billion, and a $14 million liability.
Table 9.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Note 9: Securitizations and Variable Interest Entities (continued)

Table 9.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2018	2017
Quarter ended June 30,
Prepayment speed (1)	10.7%	12.8
Discount rate	7.4	6.9
Cost to service ($ per loan) (2)	$146	152
Six months ended June 30,
Prepayment speed (1)	10.1%	11.5
Discount rate	7.4	6.8
Cost to service ($ per loan) (2)	$132	142

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
During the second quarter and first half of 2018, we transferred $4.4 billion and $7.5 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $3.3 billion and $6.6 billion, respectively, in the same periods of 2017. These transfers resulted in gains of $60 million and $129 million in the second quarter and first half of 2018, respectively, because the loans were carried at lower of cost or market value (LOCOM), compared with gains of $80 million and $176 million in the same periods of 2017. In connection with these transfers, in the first half of 2018, we recorded a servicing asset of $73 million, initially measured at fair value using a Level 3 measurement technique, and securities of $208 million, classified as Level 2. In the first half of 2017, we recorded a servicing asset of $82 million and securities of $65 million.

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
Table 9.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2018	$15,411	17	632	277
Expected weighted-average life (in years)	6.9	3.7	6.6	5.4
Key economic assumptions:
Prepayment speed assumption (3)	8.9%	17.7
Decrease in fair value from:
10% adverse change	$533	1
25% adverse change	1,270	1
Discount rate assumption	7.3%	15.7	4.4	3.7
Decrease in fair value from:
100 basis point increase	$748	—	33	12
200 basis point increase	1,429	1	63	24
Cost to service assumption ($ per loan)	131
Decrease in fair value from:
10% adverse change	438
25% adverse change	1,095
Credit loss assumption			5.9	—
Decrease in fair value from:
10% higher losses			2	—
25% higher losses			5	—
Fair value of interests held at December 31, 2017	$13,625	19	596	468
Expected weighted-average life (in years)	6.2	3.3	6.7	5.2
Key economic assumptions:
Prepayment speed assumption (3)	10.5%	20.0
Decrease in fair value from:
10% adverse change	$565	1
25% adverse change	1,337	2
Discount rate assumption	6.9%	14.8	4.1	3.1
Decrease in fair value from:
100 basis point increase	$652	—	32	20
200 basis point increase	1,246	1	61	39
Cost to service assumption ($ per loan)	143
Decrease in fair value from:
10% adverse change	467
25% adverse change	1,169
Credit loss assumption			1.8	—
Decrease in fair value from:
10% higher losses			—	—
25% higher losses			—	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $2.3 billion and $2.0 billion at June 30, 2018, and December 31, 2017, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest

Note 9: Securitizations and Variable Interest Entities (continued)

earned on deposit balances at June 30, 2018, and December 31, 2017, results in a decrease in fair value of $350 million and $278 million, respectively. See Note 10 (Mortgage Banking Activities) for further information on our commercial MSRs.
We also have a loan to an unconsolidated third party VIE that we extended in fourth quarter 2014 in conjunction with our sale of government guaranteed student loans. The loan is carried at amortized cost and approximates fair value at June 30, 2018, and December 31, 2017. The carrying amount of the loan at June 30, 2018, and December 31, 2017, was $488 million and $1.3 billion, respectively. The estimated fair value of the loan is considered a Level 3 measurement that is determined using discounted cash flows that are based on changes in the discount rate due to changes in the risk premium component (credit spreads). The primary economic assumption impacting the fair value of our loan is the discount rate. Changes in the credit loss assumption are not expected to affect the estimated fair value of the loan due to the government guarantee of the underlying collateral. The sensitivity of the current fair value to an immediate adverse increase of 200 basis points in the risk premium component of the discount rate assumption is a decrease in fair value of $8 million and $25 million at June 30, 2018, and December 31, 2017, respectively.
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
Table 9.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	2018	2017
Commercial:
Real estate mortgage	$102,173	100,875	2,358	2,839	151	382
Total commercial	102,173	100,875	2,358	2,839	151	382
Consumer:
Real estate 1-4 family first mortgage	1,114,206	1,126,208	10,411	13,393	250	395
Total consumer	1,114,206	1,126,208	10,411	13,393	250	395
Total off-balance sheet sold or securitized loans (2)	$1,216,379	1,227,083	12,769	16,232	401	777

(1)	Includes $1.2 billion of commercial foreclosed assets at both dates and $784 million and $879 million of consumer foreclosed assets at June 30, 2018, and December 31, 2017, respectively.

(2)
At June 30, 2018, and December 31, 2017, the table includes total loans of $1.1 trillion at both dates, delinquent loans of $6.9 billion and $9.1 billion, and foreclosed assets of $537 million and $619 million, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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
Table 9.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
June 30, 2018
Secured borrowings:
Municipal tender option bond securitizations	$647	547	(521)	—	26
Residential mortgage securitizations	103	101	(101)	—	—
Total secured borrowings	750	648	(622)	—	26
Consolidated VIEs:
Commercial and industrial loans and leases	7,946	7,936	(430)	(11)	7,495
Nonconforming residential mortgage loan securitizations	2,248	1,978	(617)	—	1,361
Commercial real estate loans	3,024	3,024	—	—	3,024
Structured asset finance	—	—	—	—	—
Investment funds	23	23	—	—	23
Other	58	54	(1)	(19)	34
Total consolidated VIEs	13,299	13,015	(1,048)	(30)	11,937
Total secured borrowings and consolidated VIEs	$14,049	13,663	(1,670)	(30)	11,963
December 31, 2017
Secured borrowings:
Municipal tender option bond securitizations	$658	565	(532)	—	33
Residential mortgage securitizations	113	110	(111)	—	(1)
Total secured borrowings	771	675	(643)	—	32
Consolidated VIEs:
Commercial and industrial loans and leases	9,116	8,626	(915)	(29)	7,682
Nonconforming residential mortgage loan securitizations	2,515	2,212	(694)	—	1,518
Commercial real estate loans	2,378	2,378	—	—	2,378
Structured asset finance	10	6	(4)	—	2
Investment funds	305	305	(2)	(230)	73
Other	100	90	(1)	(24)	65
Total consolidated VIEs	14,424	13,617	(1,616)	(283)	11,718
Total secured borrowings and consolidated VIEs	$15,195	14,292	(2,259)	(283)	11,750
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
Table 10.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Fair value, beginning of period	$15,041	13,208	13,625	12,959
Servicing from securitizations or asset transfers (1)	486	436	1,059	1,019
Sales and other (2)	(1)	(8)	(5)	(55)
Net additions	485	428	1,054	964
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	376	(305)	1,629	(153)
Servicing and foreclosure costs (4)	30	(14)	64	13
Prepayment estimates and other (5)	(61)	(41)	(18)	(46)
Net changes in valuation model inputs or assumptions	345	(360)	1,675	(186)
Changes due to collection/realization of expected cash flows over time	(460)	(487)	(943)	(948)
Total changes in fair value	(115)	(847)	732	(1,134)
Fair value, end of period	$15,411	12,789	15,411	12,789

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

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

Table 10.2 presents the changes in amortized MSRs.

Table 10.2: Analysis of Changes in Amortized MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$1,411	1,402	1,424	1,406
Purchases	22	26	40	44
Servicing from securitizations or asset transfers	39	37	73	82
Amortization	(65)	(66)	(130)	(133)
Balance, end of period (1)	$1,407	1,399	1,407	1,399
Fair value of amortized MSRs:
Beginning of period	$2,307	2,051	2,025	1,956
End of period	2,309	1,989	2,309	1,989

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

Table 10.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2018	Dec 31, 2017
Residential mortgage servicing:
Serviced for others	$1,190	1,209
Owned loans serviced	340	342
Subserviced for others	4	3
Total residential servicing	1,534	1,554
Commercial mortgage servicing:
Serviced for others	518	495
Owned loans serviced	124	127
Subserviced for others	10	9
Total commercial servicing	652	631
Total managed servicing portfolio	$2,186	2,185
Total serviced for others	$1,708	1,704
Ratio of MSRs to related loans serviced for others	0.98%	0.88

Table 10.4 presents the components of mortgage banking noninterest income.
Table 10.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2018	2017	2018	2017
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$901	900	1,817	1,807
Late charges		42	44	86	92
Ancillary fees		47	59	87	109
Unreimbursed direct servicing costs (1)		(85)	(121)	(179)	(244)
Net servicing fees		905	882	1,811	1,764
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	345	(360)	1,675	(186)
Changes due to collection/realization of expected cash flows over time		(460)	(487)	(943)	(948)
Total changes in fair value of MSRs carried at fair value		(115)	(847)	732	(1,134)
Amortization		(65)	(66)	(130)	(133)
Net derivative gains (losses) from economic hedges (3)	(B)	(319)	431	(1,539)	359
Total servicing income, net		406	400	874	856
Net gains on mortgage loan origination/sales activities		364	748	830	1,520
Total mortgage banking noninterest income		$770	1,148	1,704	2,376
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$26	71	136	173

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 10.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 14 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

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
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $165 million at June 30, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
Table 10.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$181	222	181	229
Provision for repurchase losses:
Loan sales	4	6	7	14
Change in estimate (1)	(2)	(45)	(1)	(53)
Net additions (reductions) to provision	2	(39)	6	(39)
Losses	(4)	(5)	(8)	(12)
Balance, end of period	$179	178	179	178

(1)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 11: Intangible Assets
Table 11.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 11.1: Intangible Assets

	June 30, 2018			December 31, 2017
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$3,989	(2,582)	1,407	3,876	(2,452)	1,424
Core deposit intangibles	12,834	(12,450)	384	12,834	(12,065)	769
Customer relationship and other intangibles	3,995	(3,302)	693	3,994	(3,153)	841
Total amortized intangible assets	$20,818	(18,334)	2,484	20,704	(17,670)	3,034
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$15,411			13,625
Goodwill	26,429			26,587
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 10 (Mortgage Banking Activities) for additional information on MSRs.

Table 11.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2018. Future amortization expense may vary from these projections.
Table 11.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Six months ended June 30, 2018 (actual)	$130	385	149	664
Estimate for the remainder of 2018	$133	384	150	667
Estimate for year ended December 31,
2019	238	—	117	355
2020	211	—	97	308
2021	183	—	82	265
2022	162	—	69	231
2023	134	—	59	193

(1)	The six months ended June 30, 2018 balance includes $4 million for lease intangible amortization.

Table 11.3 shows the allocation of goodwill to our reportable operating segments.
Table 11.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2016	$16,849	8,585	1,259	26,693
Reclassification of goodwill held for sale to Other Assets (1)	—	(96)	—	(96)
Reduction in goodwill related to divested businesses and other	—	(24)	—	(24)
June 30, 2017	$16,849	8,465	1,259	26,573
December 31, 2017	$16,849	8,455	1,283	26,587
Reclassification of goodwill held for sale to Other Assets (1)	(155)	—	—	(155)
Reduction in goodwill related to divested businesses and other	—	(3)	—	(3)
June 30, 2018	$16,694	8,452	1,283	26,429

(1)
Goodwill classified as held-for-sale in other assets of $96 million for the six months ended June 30, 2017, relates to the sales agreement for Wells Fargo Insurance Services USA (and related businesses). Goodwill classified as held-for-sale in other assets of $155 million for the six months ended June 30, 2018, relates to the sales agreements for Reliable Financial Services, Inc. and the branch divestitures announced in June 2018.

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
Table 12.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
June 30, 2018
Standby letters of credit (1)	$40	14,771	7,734	2,880	479	25,864	8,214
Securities lending and other indemnifications (2)	—	—	—	2	1,167	1,169	2
Written put options (3)	(310)	13,702	11,721	3,712	744	29,879	17,950
Loans and MLHFS sold with recourse (4)	50	154	546	1,194	9,472	11,366	8,362
Factoring guarantees (5)	—	765	—	—	—	765	658
Other guarantees	—	3	—	2	3,523	3,528	4
Total guarantees	$(220)	29,395	20,001	7,790	15,385	72,571	35,190
December 31, 2017
Standby letters of credit (1)	$39	15,357	7,908	3,068	645	26,978	8,773
Securities lending and other indemnifications (2)	—	—	—	2	809	811	2
Written put options (3)	(455)	14,758	12,706	3,890	1,038	32,392	19,087
Loans and MLHFS sold with recourse (4)	51	165	533	934	9,385	11,017	8,155
Factoring guarantees (5)	—	747	—	—	—	747	668
Other guarantees	1	7	—	2	4,175	4,184	7
Total guarantees	$(364)	31,034	21,147	7,896	16,052	76,129	36,692

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $7.5 billion and $8.1 billion at June 30, 2018, and December 31, 2017, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $116 million and $92 million with related collateral of $1.1 billion and $717 million at June 30, 2018, and December 31, 2017, respectively. Estimated maximum exposure to loss was $1.2 billion at June 30, 2018 and $809 million at December 31, 2017.

(3)
Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million of loans associated with these agreements in both the second quarter and first half of 2018, and $1 million and $2 million in the same periods of 2017, respectively.

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

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 12.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $13.0 billion and $13.6 billion at June 30, 2018, and December 31, 2017, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $648 million and $675 million in assets pledged in transactions with VIE's accounted for as secured borrowings at June 30, 2018, and December 31, 2017, respectively. See Note 9 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 12.2: Pledged Assets

(in millions)	Jun 30, 2018	Dec 31, 2017
Held for trading:
Debt securities	$95,400	96,993
Equity securities	10,895	12,161
Total pledged assets held for trading (1)	106,295	109,154
Not held for trading:
Debt securities and other (2)	59,528	73,592
Mortgage loans held for sale and loans (3)	459,985	469,554
Total pledged assets not held for trading	519,513	543,146
Total pledged assets	$625,808	652,300

(1)
Consists of pledged assets held for trading of $44.5 billion and $41.9 billion at June 30, 2018, and December 31, 2017, respectively and off-balance sheet securities of $61.8 billion and $67.3 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total pledged assets held for trading includes $106.3 billion and $109.0 billion at June 30, 2018, and December 31, 2017, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $4.3 billion and $5.0 billion (fair value of $4.1 billion and $5.0 billion) in collateral for repurchase agreements at June 30, 2018, and December 31, 2017, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $49 million and $64 million in collateral pledged under repurchase agreements at June 30, 2018, and December 31, 2017, respectively, that permit the secured parties to sell or repledge the collateral. Substantially all other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgage loans held for sale of $1.7 billion and $2.6 billion at June 30, 2018, and December 31, 2017, respectively. Substantially all of the total mortgage loans held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $812 million and $2.2 billion at June 30, 2018, and December 31, 2017, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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
Table 12.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Jun 30, 2018	Dec 31, 2017
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$116,937	121,135
Gross amounts offset in consolidated balance sheet (1)	(18,892)	(23,188)
Net amounts in consolidated balance sheet (2)	98,045	97,947
Collateral not recognized in consolidated balance sheet (3)	(97,207)	(96,829)
Net amount (4)	$838	1,118
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$107,391	111,488
Gross amounts offset in consolidated balance sheet (1)	(18,892)	(23,188)
Net amounts in consolidated balance sheet (6)	88,499	88,300
Collateral pledged but not netted in consolidated balance sheet (7)	(88,224)	(87,918)
Net amount (8)	$275	382

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At June 30, 2018, and December 31, 2017, includes $80.0 billion and $78.9 billion, respectively, classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements. Balance also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $18.0 billion and $19.0 billion, at June 30, 2018, and December 31, 2017, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2018, and December 31, 2017, we have received total collateral with a fair value of $126.4 billion and $130.8 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $63.5 billion at June 30, 2018, and $66.3 billion at December 31, 2017.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2018, and December 31, 2017, we have pledged total collateral with a fair value of $109.6 billion and $113.6 billion, respectively, of which, the counterparty does not have the right to sell or repledge $4.3 billion as of June 30, 2018 and $5.2 billion as of December 31, 2017.

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

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 12.4: Underlying Collateral Types of Gross Obligations

(in millions)	Jun 30, 2018	Dec 31, 2017
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$51,517	51,144
Securities of U.S. States and political subdivisions	109	92
Federal agency mortgage-backed securities	35,920	35,386
Non-agency mortgage-backed securities	1,533	1,324
Corporate debt securities	5,141	7,152
Asset-backed securities	2,033	2,034
Equity securities	1,370	838
Other	33	1,783
Total repurchases	97,656	99,753
Securities lending:
Securities of U.S. Treasury and federal agencies	230	186
Federal agency mortgage-backed securities	1	—
Corporate debt securities	424	619
Equity securities (1)	9,080	10,930
Total securities lending	9,735	11,735
Total repurchases and securities lending	$107,391	111,488

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 12.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2018
Repurchase agreements	$85,284	4,199	2,910	5,263	97,656
Securities lending	9,220	221	294	—	9,735
Total repurchases and securities lending (1)	$94,504	4,420	3,204	5,263	107,391
December 31, 2017
Repurchase agreements	$83,780	7,922	3,286	4,765	99,753
Securities lending	9,634	584	1,363	154	11,735
Total repurchases and securities lending (1)	$93,414	8,506	4,649	4,919	111,488

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of June 30, 2018, and December 31, 2017, we had commitments to purchase debt securities of $401 million and $194 million, respectively, and commitments to purchase equity securities of $2.2 billion at both dates.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $13.2 billion and $2.8 billion as of June 30, 2018, and December 31, 2017, respectively.

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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases that make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings.
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

The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company's public disclosures. Former team members have also alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the dealer and, by assignment, the lender, which will result in refunds to customers in certain states. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. These and other issues related to the origination, servicing, and/or collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies, including a multi-state attorneys general group that is conducting an investigation into CPI and GAP. The Company anticipates it may continue to identify and remediate issues related to historical practices concerning the origination, servicing, and/or collection of consumer automobile loans.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. A former team member has brought a state court action alleging retaliation for raising concerns about these procedures.
FIDUCIARY AND CUSTODY ACCOUNT FEE CALCULATIONS Federal government agencies are conducting formal or informal inquiries, investigations, or examinations regarding fee calculations within certain fiduciary and custody accounts in the Company’s investment and fiduciary services business, which is part of the wealth management business within WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in both overcharges and undercharges to customers.
FOREIGN EXCHANGE BUSINESS Federal government agencies, including the United States Department of Justice, are investigating or examining certain activities in the Company’s foreign exchange business. The Company has accrued amounts to remediate customers that may have received pricing inconsistent with commitments made to those customers, and to rebate customers where historic pricing, while consistent with contracts entered into with those customers, does not conform to recently implemented standards and pricing.

Note 13: Legal Actions (continued)

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
INTERCHANGE LITIGATION  Plaintiffs representing a putative class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. An agreement in principle has been reached on certain primary terms to resolve the money damages claims of the class action. The agreement in principle is subject to further negotiation of remaining terms, full documentation, and court approval. Several of the opt-out litigations were settled during the pendency of the Second Circuit appeal while others remain pending. Discovery is proceeding in the opt-out litigations and the remanded class cases.
LOW INCOME HOUSING TAX CREDITS Federal government agencies have undertaken formal or informal inquiries or investigations regarding the manner in which the Company purchased, and negotiated the purchase of, certain federal low income housing tax credits in connection with the financing of low income housing developments.
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
MORTGAGE INTEREST RATE LOCK RELATED REGULATORY INVESTIGATION On April 20, 2018, the Company entered into consent orders with the OCC and CFPB to resolve, among other things, investigations by the agencies into the Company's compliance risk management program and its past practices involving certain automobile CPI policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. On October 4, 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The Company was named in a putative class action, filed in the United States District Court for the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. The Company filed a motion to dismiss and the court granted the motion. Subsequently, a putative class action was filed in the United States District Court for the District of Oregon, raising similar allegations. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding mortgage interest rate lock extension practices. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits filed in California state court. This matter has also subjected the Company to formal or informal inquiries, investigations or examinations from other federal and state government agencies, including a multi-state attorneys general group.
MORTGAGE-RELATED REGULATORY INVESTIGATIONS  Federal and state government agencies, including the United States Department of Justice (Department of Justice), have been investigating or examining certain mortgage-related activities of Wells Fargo and predecessor institutions. Wells Fargo, for itself and for predecessor institutions, has responded, and continues to re spond, to requests from these agencies seeking information regarding the origination, underwriting, and securitization of residential mortgages, including sub-prime mortgages. These agencies have advanced theories of purported liability with respect to certain of these activities. An agreement, pursuant to which the Company will pay $2.09 billion, has been reached to resolve the Department of Justice investigation, which related to certain 2005-2007 residential mortgage-backed securities activities. The amount was fully accrued as of June 30, 2018. Other financial institutions have entered into similar settlements with these agencies, the nature of which related to the specific activities of those financial institutions, including the imposition of significant financial penalties and remedial actions.
OFAC RELATED INVESTIGATION The Company has self-identified an issue whereby certain foreign banks utilized a Wells Fargo software-based solution to conduct import/export trade-related financing transactions with countries and entities prohibited by the Office of Foreign Assets Control (OFAC) of the United States Department of the Treasury. We do not believe any funds related to these transactions flowed through accounts at Wells Fargo as a result of the aforementioned conduct. The Company has made voluntary self-disclosures to OFAC and is cooperating with an inquiry from the Department of Justice.
ORDER OF POSTING LITIGATION  Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low” order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (MDL proceedings) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration in October 2016, and Wells Fargo appealed this decision to the United States Court of Appeals for the Eleventh Circuit. In May 2018, the Eleventh Circuit ruled in Wells Fargo's favor and found that Wells Fargo had not waived its arbitration rights and remanded the case to the District Court for further proceedings. Plaintiffs have filed a petition for rehearing to the Eleventh Circuit.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (Institutional Investor Plaintiffs), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (Federal Court Complaint). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleges that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs seek money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York

(Related Federal Cases), and the various cases pending against Wells Fargo are proceeding before the same judge. On January 19, 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (Dismissed Trusts). The Company's motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint. The investment advisors have moved to dismiss those complaints. On April 17, 2018, the Southern District of New York denied class certification in the Related Federal Case brought by Royal Park Investments SA/NV (Royal Park).
A complaint raising similar allegations to the Federal Court Complaint was filed in May 2016 in New York state court by a different plaintiff investor. In December 2016, the Institutional Investor Plaintiffs filed a new putative class action complaint in New York state court in respect of 261 RMBS trusts, including the Dismissed Trusts, for which Wells Fargo Bank, N.A. serves or served as trustee (State Court Action). The Company has moved to dismiss the State Court Action.
In July 2017, certain of the plaintiffs from the State Court Action filed a civil complaint relating to Wells Fargo Bank, N.A.'s setting aside reserves for legal fees and expenses in connection with the liquidation of eleven RMBS trusts at issue in the State Court Action. The complaint seeks, among other relief, declarations that Wells Fargo Bank, N.A. is not entitled to indemnification, the advancement of funds, or the taking of reserves from trust funds for legal fees and expenses it incurs in defending the claims in the State Court Action. In November 2017, the Company's motion to dismiss the complaint was granted. Plaintiffs filed a notice of appeal in January 2018. In September 2017, Royal Park filed a similar complaint in the Southern District of New York seeking declaratory and injunctive relief and money damages on an individual and class action basis.
SALES PRACTICES MATTERS Federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission and the United States Department of Labor, and state attorneys general, including the New York Attorney General, and prosecutors’ offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain sales practices of the Company that were the subject of settlements with the CFPB, the OCC and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing and has discussed the resolution of some of the matters, including with a multi-state attorneys general group.
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve claims regarding certain products or services provided without

Note 13: Legal Actions (continued)

authorization or consent for the time period May 1, 2002 to April 20, 2017. Pursuant to the settlement, the Company will pay $142 million for remediation, attorneys’ fees, and settlement fund claims administration. In the unlikely event that the $142 million settlement total is not enough to provide remediation, pay attorneys' fees, pay settlement fund claims administration costs, and have at least $25 million left over to distribute to all class members, the Company will contribute additional funds to the settlement. In addition, in the unlikely event that the number of unauthorized accounts identified by settlement class members in the claims process and not disputed by the claims administrator exceeds plaintiffs’ 3.5 million account estimate, the Company will proportionately increase the $25 million reserve so that the ratio of reserve to unauthorized accounts is no less than what was implied by plaintiffs’ estimate at the time of the district court’s preliminary approval of the settlement in July 2017. The district court issued an order granting final approval of the settlement on June 14, 2018. Second, Wells Fargo shareholders are pursuing a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company has entered into a settlement agreement to resolve this matter pursuant to which the Company will pay $480 million. The amount was fully accrued as of March 31, 2018. Plaintiffs have filed a motion for preliminary approval of the settlement by the court. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged failure to detect and prevent sales practices issues. These actions have been filed or transferred to the United States District Court for the Northern District of California and California state court for coordinated proceedings. An additional lawsuit asserting similar claims in Delaware state court has been stayed. Fourth, multiple employment litigation matters have been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants that has now been dismissed; a class action pending in the United States District Court for the Northern District of California on behalf of team members who allege that they protested sales practice misconduct and/or were terminated for not meeting sales goals; various wage and hour class actions brought in federal and state court in California, New Jersey, and Pennsylvania on behalf of non-exempt branch based team members alleging that sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.

SEMINOLE TRIBE TRUSTEE LITIGATION The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In December 2016, the Company filed a motion to dismiss the amended complaint on the grounds that the Tribe is a necessary party and that the individual beneficiaries lack standing to bring claims. The motion was denied in June 2018.
WHOLESALE BANKING CONSENT ORDER INVESTIGATION On November 19, 2015, the Company entered into a consent order with the OCC, pursuant to which the Wholesale Banking group was required to implement customer due diligence standards that include collection of current beneficial ownership information for certain business customers. The Company is responding to recent inquiries from various federal government agencies regarding potentially inappropriate conduct in connection with the collection of beneficial ownership information.
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.2 billion as of June 30, 2018. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2018			December 31, 2017
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$168,949	2,418	627	209,677	2,492	1,092
Foreign exchange contracts (1)	31,256	730	1,301	34,135	1,482	1,137
Total derivatives designated as qualifying hedging instruments		3,148	1,928		3,974	2,229
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	195,129	236	295	220,558	159	201
Equity contracts	14,214	924	143	12,315	716	138
Foreign exchange contracts	16,083	341	105	15,976	78	309
Credit contracts – protection purchased	102	23	—	111	37	—
Subtotal		1,524	543		990	648
Customer accommodation trading and
other derivatives:
Interest rate contracts	7,862,120	13,994	15,062	6,434,673	14,979	14,179
Commodity contracts	74,842	3,613	1,707	62,530	2,354	1,335
Equity contracts	211,817	6,144	7,570	213,750	6,291	8,363
Foreign exchange contracts	356,406	6,828	6,057	362,896	7,413	7,122
Credit contracts – protection sold	8,938	77	152	9,021	147	214
Credit contracts – protection purchased	17,281	150	114	17,406	207	208
Subtotal		30,806	30,662		31,391	31,421
Total derivatives not designated as hedging instruments		32,330	31,205		32,381	32,069
Total derivatives before netting		35,478	33,133		36,355	34,298
Netting (3)		(24,379)	(24,626)		(24,127)	(25,502)
Total		$11,099	8,507		12,228	8,796

(1)
Notional amounts presented exclude $0 million and $500 million of interest rate contracts at June 30, 2018, and December 31, 2017, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument. The notional amount for foreign exchange contracts at June 30, 2018, and December 31, 2017, excludes $11.4 billion and $13.5 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MLHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 14.2 for further information.

Note 14: Derivatives (continued)

Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $31.6 billion and $29.8 billion of gross derivative assets and liabilities, respectively, at June 30, 2018, and $30.0 billion and $29.9 billion, respectively, at December 31, 2017, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $3.9 billion and $3.3 billion, respectively, at June 30, 2018, and $6.4 billion and $4.4 billion, respectively, at December 31, 2017, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
June 30, 2018
Derivative assets
Interest rate contracts	$16,648	(11,307)	5,341	(71)	5,270	97%
Commodity contracts	3,613	(1,164)	2,449	(2)	2,447	91
Equity contracts	7,068	(5,328)	1,740	(136)	1,604	77
Foreign exchange contracts	7,899	(6,366)	1,533	(18)	1,515	100
Credit contracts – protection sold	77	(75)	2	—	2	12
Credit contracts – protection purchased	173	(139)	34	(1)	33	94
Total derivative assets	$35,478	(24,379)	11,099	(228)	10,871
Derivative liabilities
Interest rate contracts	$15,984	(12,523)	3,461	(284)	3,177	98%
Commodity contracts	1,707	(832)	875	—	875	60
Equity contracts	7,713	(5,074)	2,639	(183)	2,456	85
Foreign exchange contracts	7,463	(5,940)	1,523	(105)	1,418	100
Credit contracts – protection sold	152	(150)	2	(1)	1	92
Credit contracts – protection purchased	114	(107)	7	—	7	9
Total derivative liabilities	$33,133	(24,626)	8,507	(573)	7,934
December 31, 2017
Derivative assets
Interest rate contracts	$17,630	(11,929)	5,701	(145)	5,556	99%
Commodity contracts	2,354	(966)	1,388	(4)	1,384	88
Equity contracts	7,007	(4,233)	2,774	(596)	2,178	76
Foreign exchange contracts	8,973	(6,656)	2,317	(25)	2,292	100
Credit contracts – protection sold	147	(145)	2	—	2	10
Credit contracts – protection purchased	244	(198)	46	(3)	43	89
Total derivative assets	$36,355	(24,127)	12,228	(773)	11,455
Derivative liabilities
Interest rate contracts	$15,472	(13,226)	2,246	(1,078)	1,168	99%
Commodity contracts	1,335	(648)	687	(1)	686	76
Equity contracts	8,501	(4,041)	4,460	(400)	4,060	85
Foreign exchange contracts	8,568	(7,189)	1,379	(204)	1,175	100
Credit contracts – protection sold	214	(204)	10	(9)	1	85
Credit contracts – protection purchased	208	(194)	14	—	14	9
Total derivative liabilities	$34,298	(25,502)	8,796	(1,692)	7,104

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $274 million and $245 million related to derivative assets and $127 million and $95 million related to derivative liabilities at June 30, 2018, and December 31, 2017, respectively. Cash collateral totaled $3.0 billion and $3.4 billion, netted against derivative assets and liabilities, respectively, at June 30, 2018, and $2.7 billion and $4.2 billion, respectively, at December 31, 2017.

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

Note 14: Derivatives (continued)

Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgage loans held for sale.
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans and paid on certain floating-rate debt due to changes in the contractually specified interest rate.
We estimate $311 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2018, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are primarily related to discontinued hedges of floating rate loans. We are hedging our foreign exposure to the variability of future cash flows for all forecasted transactions for a maximum of 8 years. For more information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K.
Table 14.3 shows the net gains (losses) related to derivatives in fair value and cash flow hedging relationships.
Table 14.3: Gains (Losses) Recognized in Consolidated Statement of Income on Fair Value and Cash Flow Hedging Relationships

	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended June 30, 2018
Total amounts presented in the consolidated statement of income	$3,594	10,912	198	(1,268)	(1,658)	485	12,263
Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(42)	—	(1)	(20)	81	—	18
Recognized on derivatives	356	—	5	(41)	(819)	—	(499)
Recognized on hedged items	(352)	—	(7)	31	780	—	452
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	10	—	—	—	(102)	—	(92)
Recognized on derivatives (3)	2	—	—	—	97	(1,410)	(1,311)
Recognized on hedged items	1	—	—	—	(82)	1,308	1,227
Net income (expense) recognized on fair value hedges	(25)	—	(3)	(30)	(45)	(102)	(205)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(77)	—	—	—	—	(77)
Net income (expense) recognized on cash flow hedges	$—	(77)	—	—	—	—	(77)
Six months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$7,008	21,491	377	(2,358)	(3,234)	1,087	24,371
Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(124)	—	(2)	(25)	252	—	101
Recognized on derivatives	1,306	1	11	(190)	(3,212)	—	(2,084)
Recognized on hedged items	(1,320)	(1)	(15)	172	3,114	—	1,950
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	15	—	—	—	(182)	—	(167)
Recognized on derivatives (3)	6	—	—	—	(74)	(750)	(818)
Recognized on hedged items	(2)	—	—	—	27	681	706
Net income (expense) recognized on fair value hedges	(119)	—	(6)	(43)	(75)	(69)	(312)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(137)	—	—	—	—	(137)
Net income (expense) recognized on cash flow hedges	$—	(137)	—	—	—	—	(137)
(continued on following page)

(continued from previous page)
	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended June 30, 2017
Total amounts presented in the consolidated statement of income	$3,226	10,358	191	(677)	(1,275)	472	12,295

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(122)	—	(2)	(8)	380	—	248
Recognized on derivatives	(287)	(1)	(9)	37	393	—	133
Recognized on hedged items	267	1	6	(32)	(398)	—	(156)
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	2	—	—	—	(49)	—	(47)
Recognized on derivatives (3)	5	—	—	—	(108)	1,501	1,398
Recognized on hedged items	(4)	—	—	—	117	(1,355)	(1,242)
Net income (expense) recognized on fair value hedges	(139)	—	(5)	(3)	335	146	334

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	156	—	—	(3)	—	153
Net income (expense) recognized on cash flow hedges	$—	156	—	—	(3)	—	153
Six months ended June 30, 2017
Total amounts presented in the consolidated statement of income	$6,399	20,499	373	(1,213)	(2,422)	846	24,482

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(253)	(1)	(3)	4	795	—	542
Recognized on derivatives	(161)	—	(11)	29	(163)	—	(306)
Recognized on hedged items	126	—	6	(22)	158	—	268
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	6	—	—	—	(82)	—	(76)
Recognized on derivatives (3)	11	—	—	—	(155)	1,876	1,732
Recognized on hedged items	(7)	—	—	—	200	(1,695)	(1,502)
Net income (expense) recognized on fair value hedges	(278)	(1)	(8)	11	753	181	658

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	361	—	—	(6)	—	355
Net income (expense) recognized on cash flow hedges	$—	361	—	—	(6)	—	355

(1)
Includes $17 million and $24 million for second quarter and first half of 2018, respectively, and includes $5 million and $10 million for the second quarter and first half of 2017, respectively which represents changes in fair value due to the passage of time associated with the non-zero fair value amount at hedge inception.

(2)
The second quarter and first half of 2018 both included $2 million, and the second quarter and first half of 2017 included $0 million, and $(1) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency debt securities and long-term debt that were excluded from the assessment of hedge effectiveness.

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

Note 14: Derivatives (continued)

Table 14.4 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.4: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
June 30, 2018
Available-for-sale debt securities (5)	$29,755	(587)	4,939	271
Loans	128	(1)	—	—
Mortgage loans held for sale	751	3	—	—
Deposits	(34,777)	325	—	—
Long-term debt	(123,312)	988	(807)	12
December 31, 2017
Available-for-sale debt securities (5)	32,498	870	5,221	343
Loans	140	(1)	—	—
Mortgage loans held for sale	465	(1)	—	—
Deposits	(23,679)	158	—	—
Long-term debt	(128,950)	(2,154)	(1,953)	16

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $1.4 billion and $(6.4) billion for long-term debt as of June 30, 2018 and $1.5 billion for debt securities and for long-term debt is $(7.7) billion as of December 31, 2017.

(3)
The balance includes $1.5 billion and $244 million of debt securities and long-term debt cumulative basis adjustments as of June 30, 2018, respectively, and $2.1 billion and $297 million of debt securities and long-term debt cumulative basis adjustments, as of December 31, 2017, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

(4)
Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.

(5)	Carrying amount represents the amortized cost.
Derivatives Not Designated as Hedging Instruments
We use economic hedge derivatives to hedge the risk of changes in the fair value of certain residential MLHFS, residential MSRs measured at fair value, derivative loan commitments and other interests held. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by mismatches between the changes in fair value of the hedged item and hedging instrument recognized on our fair value accounting hedges. The resulting gain or loss on these economic hedge derivatives is reflected in mortgage banking noninterest income, net gains (losses) from equity investments and other noninterest income.
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $(319) million and $(1.5) billion in the second quarter and first half of 2018, respectively, and $431 million and $359 million in the second quarter and first half of 2017, respectively which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $143 million at June 30, 2018, and net asset of $89 million at December 31, 2017. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Interest rate lock commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net positive fair value of $24 million and $17 million at June 30, 2018, and December 31, 2017, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 14.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K. Table 14.5 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.5: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended June 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(185)	—	—	(3)	(188)
Equity contracts	—	(540)	—	5	(535)
Foreign exchange contracts	—	—	—	486	486
Credit contracts	—	—	—	(10)	(10)
Subtotal (2)	(185)	(540)	—	478	(247)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(46)	—	182	—	136
Equity contracts	—	—	655	(71)	584
Foreign exchange contracts	—	—	91	—	91
Credit contracts	—	—	(4)	—	(4)
Commodity contracts	—	—	35	—	35
Other	—	—	—	—	—
Subtotal	(46)	—	959	(71)	842
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(231)	(540)	959	407	595
Six months ended June 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(780)	—	—	6	(774)
Equity contracts	—	(598)	—	5	(593)
Foreign exchange contracts	—	—	—	327	327
Credit contracts	—	—	—	(6)	(6)
Subtotal (2)	(780)	(598)	—	332	(1,046)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(305)	—	567	—	262
Equity contracts	—	—	1,114	(266)	848
Foreign exchange contracts	—	—	401	—	401
Credit contracts	—	—	6	—	6
Commodity contracts	—	—	74	—	74
Other	—	—	—	—	—
Subtotal	(305)	—	2,162	(266)	1,591
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,085)	(598)	2,162	66	545

(continued on following page)

Note 14: Derivatives (continued)

(continued from previous page)
	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended June 30, 2017
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$351	—	—	(51)	300
Equity contracts	—	(200)	—	(5)	(205)
Foreign exchange contracts	—	—	—	(441)	(441)
Credit contracts	—	—	—	10	10
Subtotal (2)	351	(200)	—	(487)	(336)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	254	—	18	—	272
Equity contracts	—	—	(565)	—	(565)
Foreign exchange contracts	—	—	16	—	16
Credit contracts	—	—	(13)	—	(13)
Commodity contracts	—	—	15	—	15
Other	—	—	(8)	10	2
Subtotal	254	—	(537)	10	(273)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$605	(200)	(537)	(477)	(609)
Six months ended June 30, 2017
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$342	—	—	(45)	297
Equity contracts	—	(674)	—	(12)	(686)
Foreign exchange contracts	—	—	—	(534)	(534)
Credit contracts	—	—	—	14	14
Subtotal (2)	342	(674)	—	(577)	(909)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	447	—	63	—	510
Equity contracts	—	—	(1,674)	—	(1,674)
Foreign exchange contracts	—	—	201	—	201
Credit contracts	—	—	(28)	—	(28)
Commodity contracts	—	—	75	—	75
Other	—	—	—	14	14
Subtotal	447	—	(1,363)	14	(902)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$789	(674)	(1,363)	(563)	(1,811)

(1)	Includes gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, interest rate lock commitments and mortgage loans held for sale.

(2)
Includes hedging gains (losses) of $8 million and $36 million for the second quarter and first half of 2018, respectively, and $(48) million and $(46) million for the second quarter and first half of 2017, respectively, which partially offset hedge accounting ineffectiveness.

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
Table 14.6 provides details of sold and purchased credit derivatives.
Table 14.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
June 30, 2018
Credit default swaps on:
Corporate bonds	$12	1,585	329	1,063	522	1,104	2018 - 2027
Structured products	68	168	163	150	18	114	2022 - 2047
Credit protection on:
Default swap index	—	2,265	347	485	1,780	3,104	2018 - 2028
Commercial mortgage-backed securities index	62	418	138	396	22	46	2047 - 2058
Asset-backed securities index	9	43	43	43	—	1	2045 - 2046
Other	1	4,459	4,275	—	4,459	10,877	2018 - 2048
Total credit derivatives	$152	8,938	5,295	2,137	6,801	15,246
December 31, 2017
Credit default swaps on:
Corporate bonds	$35	2,007	510	1,575	432	946	2018 - 2027
Structured products	86	267	252	232	35	153	2022 - 2047
Credit protection on:
Default swap index	—	2,626	540	308	2,318	3,932	2018 - 2027
Commercial mortgage-backed securities index	83	423	—	401	22	87	2047 - 2058
Asset-backed securities index	9	42	—	42	—	1	2045 - 2046
Other	1	3,656	3,306	—	3,656	9,840	2018 - 2031
Total credit derivatives	$214	9,021	4,608	2,558	6,463	14,959

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

Note 14: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $7.3 billion at June 30, 2018, and $8.3 billion at December 31, 2017, for which we posted $5.8 billion and $7.1 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, on June 30, 2018, or December 31, 2017, we would have been required to post additional collateral of $1.5 billion or $1.2 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 15: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 15.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting, measurement alternative accounting for nonmarketable equity securities or write-downs of individual assets. Assets recorded on a nonrecurring basis are presented in Table 15.14 in this Note.
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

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
June 30, 2018
Trading debt securities	$—	—	—	115	222	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,350	2,921	—
Securities of U.S. states and political subdivisions	—	—	—	—	46,829	40
Mortgage-backed securities	—	33	—	—	161,872	53
Other debt securities (1)	—	229	1,177	—	44,691	31
Total available-for-sale debt securities	—	262	1,177	3,350	256,313	124
Equity securities:
Marketable	—	—	—	—	225	—
Nonmarketable	—	—	—	—	2	293
Total equity securities	—	—	—	—	227	293
Derivative assets	—	—	—	25	—	—
Derivative liabilities	—	—	—	(25)	—	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2017
Trading debt securities	$—	—	—	926	215	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,389	2,930	—
Securities of U.S. states and political subdivisions	—	—	—	—	50,401	49
Mortgage-backed securities	—	33	—	—	168,948	75
Other debt securities (1)	—	307	1,158	—	44,465	22
Total available-for-sale debt securities	—	340	1,158	3,389	266,744	146
Equity securities:
Marketable	—	—	—	—	227	—
Nonmarketable	—	—	—	—	—	—
Total equity securities	—	—	—	—	227	—
Derivative assets	—	—	—	19	—	—
Derivative liabilities	—	—	—	(19)	—	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
June 30, 2018
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$13,555	2,972	—		—		16,527
Securities of U.S. states and political subdivisions	—	3,741	3		—		3,744
Collateralized loan obligations	—	661	291		—		952
Corporate debt securities	—	11,561	36		—		11,597
Mortgage-backed securities	—	31,507	—		—		31,507
Asset-backed securities	—	1,251	—		—		1,251
Other trading debt securities	—	7	17		—		24
Total trading debt securities	13,555	51,700	347		—		65,602
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	3,350	2,921	—		—		6,271
Securities of U.S. states and political subdivisions	—	47,000	559		—		47,559
Mortgage-backed securities:
Federal agencies	—	154,556	—		—		154,556
Residential	—	4,095	—		—		4,095
Commercial	—	4,138	53		—		4,191
Total mortgage-backed securities	—	162,789	53		—		162,842
Corporate debt securities	36	6,382	443		—		6,861
Collateralized loan and other debt obligations (1)	—	35,611	1,037		—		36,648
Asset-backed securities:
Automobile loans and leases	—	548	—		—		548
Home equity loans	—	143	—		—		143
Other asset-backed securities	—	4,413	401		—		4,814
Total asset-backed securities	—	5,104	401		—		5,505
Other debt securities	—	1	—		—		1
Total available-for-sale debt securities	3,386	259,808	2,493	(2)	—		265,687
Mortgage loans held for sale	—	15,600	986		—		16,586
Loans held for sale	—	1,330	20		—		1,350
Loans	—	—	321		—		321
Mortgage servicing rights (residential)	—	—	15,411		—		15,411
Derivative assets:
Interest rate contracts	19	16,555	74		—		16,648
Commodity contracts	—	3,572	41		—		3,613
Equity contracts	1,612	3,927	1,529		—		7,068
Foreign exchange contracts	25	7,862	12		—		7,899
Credit contracts	—	158	92		—		250
Netting	—	—	—		(24,379)	(3)	(24,379)
Total derivative assets	1,656	32,074	1,748		(24,379)		11,099
Equity securities - excluding securities at NAV:
Marketable	27,041	1,210	—		—		28,251
Nonmarketable	—	37	5,806		—		5,843
Total equity securities	$27,041	1,247	5,806		—		34,094
Total assets included in the fair value hierarchy	$45,638	361,759	27,132		(24,379)		410,150
Equity securities at NAV (4)							33
Total assets recorded at fair value							$410,183
Derivative liabilities:
Interest rate contracts	$(13)	(15,856)	(115)		—		(15,984)
Commodity contracts	—	(1,692)	(15)		—		(1,707)
Equity contracts	(1,158)	(4,687)	(1,868)		—		(7,713)
Foreign exchange contracts	(25)	(7,411)	(27)		—		(7,463)
Credit contracts	—	(198)	(68)		—		(266)
Netting	—	—	—		24,626	(3)	24,626
Total derivative liabilities	(1,196)	(29,844)	(2,093)		24,626		(8,507)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(12,825)	(519)	—		—		(13,344)
Mortgage-backed securities	—	(2)	—		—		(2)
Corporate debt securities	—	(5,561)	—		—		(5,561)
Equity securities	(2,856)	(2)	—		—		(2,858)
Other securities	—	—	—		—		—
Total short sale liabilities	(15,681)	(6,084)	—		—		(21,765)
Other liabilities	—	—	(2)		—		(2)
Total liabilities recorded at fair value	$(16,877)	(35,928)	(2,095)		24,626		(30,274)

(1)	Includes collateralized debt obligations of $1.0 billion.

(2)
Balance primarily consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 14 (Derivatives) for additional information.

(4)	Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.
(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting		Total
December 31, 2017
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$12,491	2,383	—		—		14,874
Securities of U.S. states and political subdivisions	—	3,732	3		—		3,735
Collateralized loan obligations	—	565	354		—		919
Corporate debt securities	—	11,760	31		—		11,791
Mortgage-backed securities	—	25,273	—		—		25,273
Asset-backed securities	—	993	—		—		993
Other trading debt securities	—	20	19		—		39
Total trading debt securities	12,491	44,726	407		—		57,624
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	3,389	2,930	—		—		6,319
Securities of U.S. states and political subdivisions	—	50,401	925		—		51,326
Mortgage-backed securities:
Federal agencies	—	160,219	—		—		160,219
Residential	—	4,607	1		—		4,608
Commercial	—	4,490	75		—		4,565
Total mortgage-backed securities	—	169,316	76		—		169,392
Corporate debt securities	56	7,203	407		—		7,666
Collateralized loan and other debt obligations (1)	—	35,036	1,020		—		36,056
Asset-backed securities:
Automobile loans and leases	—	553	—		—		553
Home equity loans	—	149	—		—		149
Other asset-backed securities	—	4,380	566		—		4,946
Total asset-backed securities	—	5,082	566		—		5,648
Other debt securities	—	—	—		—		—
Total available-for-sale debt securities	3,445	269,968	2,994	(2)	—		276,407
Mortgage loans held for sale	—	15,118	998		—		16,116
Loans held for sale	—	1,009	14		—		1,023
Loans	—	—	376		—		376
Mortgage servicing rights (residential)	—	—	13,625		—		13,625
Derivative assets:
Interest rate contracts	17	17,479	134		—		17,630
Commodity contracts	—	2,318	36		—		2,354
Equity contracts	1,698	3,970	1,339		—		7,007
Foreign exchange contracts	19	8,944	10		—		8,973
Credit contracts	—	269	122		—		391
Netting	—	—	—		(24,127)	(3)	(24,127)
Total derivative assets	1,734	32,980	1,641		(24,127)		12,228
Equity securities - excluding securities at NAV:
Marketable	33,931	429	—		—		34,360
Nonmarketable	—	46	4,821		—		4,867
Total equity securities	$33,931	475	4,821		—		39,227
Total assets included in the fair value hierarchy	$51,601	364,276	24,876		(24,127)		416,626
Equity securities at NAV (4)							—
Total assets recorded at fair value							$416,626
Derivative liabilities:
Interest rate contracts	$(17)	(15,392)	(63)		—		(15,472)
Commodity contracts	—	(1,318)	(17)		—		(1,335)
Equity contracts	(1,313)	(5,338)	(1,850)		—		(8,501)
Foreign exchange contracts	(19)	(8,546)	(3)		—		(8,568)
Credit contracts	—	(336)	(86)		—		(422)
Netting	—	—	—		25,502	(3)	25,502
Total derivative liabilities	(1,349)	(30,930)	(2,019)		25,502		(8,796)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(10,420)	(568)	—		—		(10,988)
Corporate debt securities	—	(4,986)	—		—		(4,986)
Equity securities	(2,168)	(45)	—		—		(2,213)
Other securities	—	(285)	—		—		(285)
Total short sale liabilities	(12,588)	(5,884)	—		—		(18,472)
Other liabilities	—	—	(3)		—		(3)
Total liabilities recorded at fair value	$(13,937)	(36,814)	(2,022)		25,502		(27,271)

(1)	Includes collateralized debt obligations of $1.0 billion.

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
Table 15.3: Transfers Between Fair Value Levels

	Transfers Between Fair Value Levels
	Level 1		Level 2		Level 3 (1)
(in millions)	In	Out	In	Out	In	Out	Total
Quarter ended June 30, 2018
Trading debt securities	$—	—	1	—	—	(1)	—
Available-for-sale debt securities	—	—	10	—	—	(10)	—
Mortgage loans held for sale	—	—	3	(25)	25	(3)	—
Loans held for sale	—	—	—	(21)	21	—	—
Equity securities	3	(3)	7	(9)	6	(4)	—
Net derivative assets and liabilities (2)	—	—	(2)	(3)	3	2	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$3	(3)	19	(58)	55	(16)	—
Quarter ended June 30, 2017
Trading debt securities	$—	—	—	—	—	—	—
Available-for-sale debt securities	—	—	424	—	—	(424)	—
Mortgage loans held for sale	—	—	5	(19)	19	(5)	—
Loans held for sale	—	—	—	(16)	16	—	—
Equity securities	—	—	—	(1)	1	—	—
Net derivative assets and liabilities (2)	—	—	80	—	—	(80)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	509	(36)	36	(509)	—
Six months ended June 30, 2018
Trading debt securities	$—	—	1	—	—	(1)	—
Available-for-sale debt securities	—	—	279	—	—	(279)	—
Mortgage loans held for sale	—	—	6	(40)	40	(6)	—
Loans held for sale	—	—	—	(21)	21	—	—
Equity securities	3	(14)	18	(13)	10	(4)	—
Net derivative assets and liabilities (2)	—	—	(51)	(3)	3	51	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$3	(14)	253	(77)	74	(239)	—
Six months ended June 30, 2017
Trading debt securities	$—	—	1	(3)	3	(1)	—
Available-for-sale debt securities	—	—	496	(5)	5	(496)	—
Mortgage loans held for sale	—	—	6	(61)	61	(6)	—
Loans held for sale	—	—	—	(16)	16	—	—
Equity securities	—	—	—	(1)	1	—	—
Net derivative assets and liabilities (2)	—	—	83	22	(22)	(83)	—
Short sale liabilities	—	—	—	—	—	—	—
Total transfers	$—	—	586	(64)	64	(586)	—

(1)	All transfers in and out of Level 3 are disclosed within the recurring Level 3 rollforward tables in this Note.

(2)	Includes transfers of net derivative assets and net derivative liabilities between levels due to changes in observable market data.

Note 15: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2018, are presented in Table 15.4.
Table 15.4: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2018

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	316	(6)	—	(19)	—	—	291	(8)
Corporate debt securities	34	—	—	3	—	(1)	36	1
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	18	(1)	—	—	—	—	17	—
Total trading debt securities	371	(7)	—	(16)	—	(1)	347	(7)	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	617	1	—	(49)	—	(10)	559	—
Mortgage-backed securities:
Residential	1	—	(1)	—	—	—	—	—
Commercial	67	—	(1)	(13)	—	—	53	—
Total mortgage-backed securities	68	—	(2)	(13)	—	—	53	—
Corporate debt securities	410	1	1	31	—	—	443	—
Collateralized loan and other debt obligations	1,045	6	10	(24)	—	—	1,037	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	501	—	(1)	(99)	—	—	401	—
Total asset-backed securities	501	—	(1)	(99)	—	—	401	—
Total available-for-sale debt securities	2,641	8	8	(154)	—	(10)	2,493	—	(4)
Mortgage loans held for sale	950	(11)	—	25	25	(3)	986	(11)	(5)
Loans held for sale	—	(1)	—	—	21	—	20	—
Loans	352	—	—	(31)	—	—	321	(4)	(5)
Mortgage servicing rights (residential) (6)	15,041	(115)	—	485	—	—	15,411	345	(5)
Net derivative assets and liabilities:
Interest rate contracts	(8)	(63)	—	30	—	—	(41)	6
Commodity contracts	10	15	—	(2)	3	—	26	21
Equity contracts	(322)	(12)	—	(7)	—	2	(339)	261
Foreign exchange contracts	1	(18)	—	2	—	—	(15)	(13)
Credit contracts	41	(12)	—	(5)	—	—	24	(17)
Other derivative contracts	—	—	—	—	—	—	—	—
Total derivative contracts	(278)	(90)	—	18	3	2	(345)	258	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	5,219	585	—	—	6	(4)	5,806	586
Total equity securities	5,219	585	—	—	6	(4)	5,806	586	(8)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(5)

(1)	See Table 15.5 for detail.

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
the income statement.

(continued on following page)

(continued from previous page)

Table 15.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2018.
Table 15.5: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	89	(39)	—	(69)	(19)
Corporate debt securities	4	(1)	—	—	3
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	93	(40)	—	(69)	(16)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	—	(49)	(49)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(13)	(13)
Total mortgage-backed securities	—	—	—	(13)	(13)
Corporate debt securities	31	—	—	—	31
Collateralized loan and other debt obligations	—	—	—	(24)	(24)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	9	(108)	(99)
Total asset-backed securities	—	—	9	(108)	(99)
Total available-for-sale debt securities	31	—	9	(194)	(154)
Mortgage loans held for sale	20	(68)	109	(36)	25
Loans held for sale	—	—	—	—	—
Loans	—	—	4	(35)	(31)
Mortgage servicing rights (residential) (1)	—	(1)	486	—	485
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	30	30
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	—	—	—	(7)	(7)
Foreign exchange contracts	—	—	—	2	2
Credit contracts	5	(2)	—	(8)	(5)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	5	(2)	—	15	18
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Note 15: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2017, are presented in Table 15.6.
Table 15.6: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2017

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Quarter ended June 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	6	—	—	9	—
Collateralized loan obligations	398	(7)	—	12	—	—	403	7
Corporate debt securities	37	1	—	(12)	—	—	26	(1)
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	26	(1)	—	—	—	—	25	(1)
Total trading debt securities	464	(7)	—	6	—	—	463	5	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	1,360	1	2	618	—	(424)	1,557	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	89	(3)	(5)	(6)	—	—	75	(7)
Total mortgage-backed securities	90	(3)	(5)	(6)	—	—	76	(7)
Corporate debt securities	391	—	2	(17)	—	—	376	—
Collateralized loan and other debt obligations	964	5	4	29	—	—	1,002	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	845	—	1	26	—	—	872	—
Total asset-backed securities	845	—	1	26	—	—	872	—
Total available-for-sale debt securities	3,650	3	4	650	—	(424)	3,883	(7)	(4)
Mortgage loans held for sale	957	(1)	—	25	19	(5)	995	—	(5)
Loans held for sale	—	—	—	(2)	16	—	14	—
Loans	505	—	—	(62)	—	—	443	(4)	(5)
Mortgage servicing rights (residential) (6)	13,208	(847)	—	428	—	—	12,789	(360)	(5)
Net derivative assets and liabilities:
Interest rate contracts	218	258	—	(361)	—	—	115	12
Commodity contracts	19	—	—	—	—	(2)	17	2
Equity contracts	(299)	(14)	—	(80)	—	(78)	(471)	(109)
Foreign exchange contracts	3	1	—	—	—	—	4	1
Credit contracts	87	28	—	(43)	—	—	72	(17)
Other derivative contracts	(36)	3	—	(1)	—	—	(34)	2
Total derivative contracts	(8)	276	—	(485)	—	(80)	(297)	(109)	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	3,740	220	—	(1)	1	—	3,960	226
Total equity securities	3,740	220	—	(1)	1	—	3,960	226	(8)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(4)	1	—	—	—	—	(3)	—	(5)

(1)

(1)	See Table 15.5 for detail.

(2)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(3)	Included in net gains (losses) from trading activities in the income statement.

(4)	Included in net gains (losses) from debt securities in the income statement.

(5)	Included in mortgage banking and other noninterest income in the income statement.

(6)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(7)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(8)	Included in net gains (losses) from equity securities in the income statement.

(9)	the income statement.in the income statement.

(continued on following page)

(continued from previous page)

Table 15.7 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2017.
Table 15.7: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$6	—	—	—	6
Collateralized loan obligations	87	(53)	—	(22)	12
Corporate debt securities	3	(15)	—	—	(12)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	96	(68)	—	(22)	6
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	655	(37)	618
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(6)	(6)
Total mortgage-backed securities	—	—	—	(6)	(6)
Corporate debt securities	—	—	—	(17)	(17)
Collateralized loan and other debt obligations	57	—	—	(28)	29
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	161	(135)	26
Total asset-backed securities	—	—	161	(135)	26
Total available-for-sale debt securities	57	—	816	(223)	650
Mortgage loans held for sale	18	(88)	133	(38)	25
Loans held for sale	—	—	—	(2)	(2)
Loans	2	—	3	(67)	(62)
Mortgage servicing rights (residential) (1)	—	(8)	436	—	428
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(361)	(361)
Commodity contracts	—	—	—	—	—
Equity contracts	—	(69)	—	(11)	(80)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	2	(1)	—	(44)	(43)
Other derivative contracts	—	—	—	(1)	(1)
Total derivative contracts	2	(70)	—	(417)	(485)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Note 15: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2018, are presented in Table 15.8.
Table 15.8: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2018

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	354	(4)	—	(59)	—	—	291	—
Corporate debt securities	31	—	—	6	—	(1)	36	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	19	(2)	—	—	—	—	17	—
Total trading debt securities	407	(6)	—	(53)	—	(1)	347	—	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	925	5	(2)	(90)	—	(279)	559	—
Mortgage-backed securities:
Residential	1	—	(1)	—	—	—	—	—
Commercial	75	1	(2)	(21)	—	—	53	—
Total mortgage-backed securities	76	1	(3)	(21)	—	—	53	—
Corporate debt securities	407	2	4	30	—	—	443	—
Collateralized loan and other debt obligations	1,020	11	53	(47)	—	—	1,037	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	566	8	(8)	(165)	—	—	401	—
Total asset-backed securities	566	8	(8)	(165)	—	—	401	—
Total available-for-sale debt securities	2,994	27	44	(293)	—	(279)	2,493	—	(4)
Mortgage loans held for sale	998	(34)	—	(12)	40	(6)	986	(32)	(5)
Loans held for sale	14	1	—	(16)	21	—	20	—
Loans	376	(1)	—	(54)	—	—	321	(7)	(5)
Mortgage servicing rights (residential) (6)	13,625	732	—	1,054	—	—	15,411	1,675	(5)
Net derivative assets and liabilities:
Interest rate contracts	71	(408)	—	296	—	—	(41)	(94)
Commodity contracts	19	30	—	(26)	3	—	26	22
Equity contracts	(511)	57	—	64	—	51	(339)	80
Foreign exchange contracts	7	(25)	—	3	—	—	(15)	(17)
Credit contracts	36	(4)	—	(8)	—	—	24	(8)
Other derivative contracts	—	—	—	—	—	—	—	—
Total derivative contracts	(378)	(350)	—	329	3	51	(345)	(17)	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable (8)	5,203	693	—	(96)	10	(4)	5,806	687
Total equity securities	5,203	693	—	(96)	10	(4)	5,806	687	(9)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(3)	1	—	—	—	—	(2)	—	(5)

(1)	See Table 15.9 for detail.

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

(continued on following page)

(continued from previous page)

Table 15.9 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2018.
Table 15.9: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	271	(230)	—	(100)	(59)
Corporate debt securities	8	(2)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	279	(232)	—	(100)	(53)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(4)	10	(96)	(90)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(21)	(21)
Total mortgage-backed securities	—	—	—	(21)	(21)
Corporate debt securities	31	—	—	(1)	30
Collateralized loan and other debt obligations	—	—	—	(47)	(47)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(8)	58	(215)	(165)
Total asset-backed securities	—	(8)	58	(215)	(165)
Total available-for-sale debt securities	31	(12)	68	(380)	(293)
Mortgage loans held for sale	47	(151)	167	(75)	(12)
Loans held for sale	—	(16)	—	—	(16)
Loans	1	—	8	(63)	(54)
Mortgage servicing rights (residential) (1)	—	(5)	1,059	—	1,054
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	296	296
Commodity contracts	—	—	—	(26)	(26)
Equity contracts	—	—	—	64	64
Foreign exchange contracts	—	—	—	3	3
Credit contracts	8	(4)	—	(12)	(8)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	8	(4)	—	325	329
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(17)	—	(79)	(96)
Total equity securities	—	(17)	—	(79)	(96)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Note 15: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2017, are presented in Table 15.10.

Table 15.10: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2017

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3	Transfers out of Level 3	Balance, end of period		(2)
Six months ended June 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	6	—	—	9	—
Collateralized loan obligations	309	(3)	—	97	—	—	403	7
Corporate debt securities	34	1	—	(11)	3	(1)	26	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	28	(3)	—	—	—	—	25	(1)
Total trading debt securities	374	(5)	—	92	3	(1)	463	6	(3)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	1,140	1	4	903	5	(496)	1,557	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	91	(6)	(1)	(9)	—	—	75	(11)
Total mortgage-backed securities	92	(6)	(1)	(9)	—	—	76	(11)
Corporate debt securities	432	(14)	10	(52)	—	—	376	—
Collateralized loan and other debt obligations	879	10	45	68	—	—	1,002	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	962	—	3	(93)	—	—	872	—
Total asset-backed securities	962	—	3	(93)	—	—	872	—
Total available-for-sale debt securities	3,505	(9)	61	817	5	(496)	3,883	(11)	(4)
Mortgage loans held for sale	985	(10)	—	(35)	61	(6)	995	(10)	(5)
Loans held for sale	—	—	—	(2)	16	—	14	—
Loans	758	(6)	—	(309)	—	—	443	(8)	(5)
Mortgage servicing rights (residential) (6)	12,959	(1,134)	—	964	—	—	12,789	(186)	(5)
Net derivative assets and liabilities:
Interest rate contracts	121	467	—	(473)	—	—	115	(7)
Commodity contracts	23	2	—	(6)	—	(2)	17	14
Equity contracts	(267)	(58)	—	(43)	(22)	(81)	(471)	(189)
Foreign exchange contracts	12	(8)	—	—	—	—	4	(5)
Credit contracts	77	35	—	(40)	—	—	72	(32)
Other derivative contracts	(47)	14	—	(1)	—	—	(34)	14
Total derivative contracts	(81)	452	—	(563)	(22)	(83)	(297)	(205)	(7)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	3,259	701	—	(1)	1	—	3,960	711
Total equity securities	3,259	701	—	(1)	1	—	3,960	711	(8)
Short sale liabilities	—	—	—	—	—	—	—	—	(3)
Other liabilities	(4)	1	—	—	—	—	(3)	—	(5)

(1)	See Table 15.11 for detail.

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

(continued on following page)

(continued from previous page)

Table 15.11 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2017.

Table 15.11: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$7	(1)	—	—	6
Collateralized loan obligations	286	(129)	—	(60)	97
Corporate debt securities	9	(20)	—	—	(11)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	302	(150)	—	(60)	92
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	1,001	(98)	903
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(9)	(9)
Total mortgage-backed securities	—	—	—	(9)	(9)
Corporate debt securities	4	—	—	(56)	(52)
Collateralized loan and other debt obligations	129	—	—	(61)	68
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	182	(275)	(93)
Total asset-backed securities	—	—	182	(275)	(93)
Total available-for-sale debt securities	133	—	1,183	(499)	817
Mortgage loans held for sale	40	(244)	239	(70)	(35)
Loans held for sale	—	—	—	(2)	(2)
Loans	3	(129)	9	(192)	(309)
Mortgage servicing rights (residential) (1)	—	(55)	1,019	—	964
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(473)	(473)
Commodity contracts	—	—	—	(6)	(6)
Equity contracts	—	(69)	—	26	(43)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	4	(2)	—	(42)	(40)
Other derivative contracts	—	—	—	(1)	(1)
Total derivative contracts	4	(71)	—	(496)	(563)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Table 15.12 and Table 15.13 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
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

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.12: Valuation Techniques – Recurring Basis –June 30, 2018

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
June 30, 2018
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$512		Discounted cash flow	Discount rate	1.8	-	6.3%		3.0
Other municipal bonds	10		Discounted cash flow	Discount rate	4.9	-	4.9		4.9
	40		Vendor priced
Collateralized loan and other debt obligations (2)	291		Market comparable pricing	Comparability adjustment	(18.5)	-	16.5		2.5
	1,037		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	213		Discounted cash flow	Discount rate	2.9	-	5.9		4.2
Other commercial and consumer	161	(4)	Discounted cash flow	Discount rate	4.1	-	5.6		4.4
				Weighted average life	1.6	-	1.9	yrs	1.6
	27		Vendor priced
Mortgage loans held for sale (residential)	969		Discounted cash flow	Default rate	0.0	-	8.6%		1.0
				Discount rate	1.1	-	7.1		5.7
				Loss severity	0.0	-	44.9		25.4
				Prepayment rate	3.1	-	13.7		5.4
	17		Market comparable pricing	Comparability adjustment	(56.3)	-	(25.0)		(44.7)
Loans	321	(5)	Discounted cash flow	Discount rate	3.3	-	7.2		4.2
				Prepayment rate	4.3	-	100.0		90.9
				Loss severity	0.0	-	34.6		8.5
Mortgage servicing rights (residential)	15,411		Discounted cash flow	Cost to service per loan (6)	$77	-	528		131
				Discount rate	7.1	-	13.5%		7.3
				Prepayment rate (7)	7.8	-	20.7		8.9
Net derivative assets and (liabilities):
Interest rate contracts	(65)		Discounted cash flow	Default rate	0.1	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.6
Interest rate contracts: derivative loan commitments	24		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.5
				Initial-value servicing	(49.6)	-	69.7	bps	6.5
Equity contracts	133		Discounted cash flow	Conversion factor	(9.6)	-	0.0%		(8.7)
				Weighted average life	1.0	-	2.5	yrs	1.8
	(472)		Option model	Correlation factor	(77.0)	-	99.0%		28.0
				Volatility factor	6.5	-	100.0		19.0
Credit contracts	(2)		Market comparable pricing	Comparability adjustment	(24.9)	-	37.9		0.1
	26		Option model	Credit spread	0.0	-	8.2		0.6
				Loss severity	13.0	-	60.0		52.6
Nonmarketable equity securities	8		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	1.5	-	2.7		2.3
	5,505		Market comparable pricing	Comparability adjustment	(21.9)	-	(8.2)		(16.4)
	293		Vendor priced

Insignificant Level 3 assets, net of liabilities	578	(8)
Total level 3 assets, net of liabilities	$25,037	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $77 - $239.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

(9)	Consists of total Level 3 assets of $27.1 billion and total Level 3 liabilities of $2.1 billion, before netting of derivative balances.

Table 15.13: Valuation Techniques – Recurring Basis –December 31, 2017

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2017
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$868		Discounted cash flow	Discount rate	1.7	-	5.8%		2.7
Other municipal bonds	11		Discounted cash flow	Discount rate	4.7	-	4.9		4.8
	49		Vendor priced
Collateralized loan and other debt obligations (2)	354		Market comparable pricing	Comparability adjustment	(22.0)	-	19.5		3.0
	1,020		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	292		Discounted cash flow	Discount rate	2.4	-	3.9		3.1
Other commercial and consumer	248	(4)	Discounted cash flow	Discount rate	3.7	-	5.2		3.9
				Weighted average life	2.0	-	2.3	yrs	2.1
	26		Vendor priced
Mortgage loans held for sale (residential)	974		Discounted cash flow	Default rate	0.0	-	7.1%		1.3
				Discount rate	2.6	-	7.3		5.6
				Loss severity	0.1	-	41.4		19.6
				Prepayment rate	6.5	-	15.9		9.1
	24		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(42.7)
Loans	376	(5)	Discounted cash flow	Discount rate	3.1	-	7.5		4.2
				Prepayment rate	8.7	-	100.0		91.9
				Loss severity	0.0	-	33.9		6.6
Mortgage servicing rights (residential)	13,625		Discounted cash flow	Cost to service per loan (6)	$78	-	587		143
				Discount rate	6.6	-	12.9%		6.9
				Prepayment rate (7)	9.7	-	20.5		10.5
Net derivative assets and (liabilities):
Interest rate contracts	54		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.5
Interest rate contracts: derivative loan commitments	17		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.2
				Initial-value servicing	(59.9)	-	101.1	bps	2.7
Equity contracts	102		Discounted cash flow	Conversion factor	(9.7)	-	0.0%		(7.6)
				Weighted average life	0.5	-	3.0	yrs	1.6
	(613)		Option model	Correlation factor	(77.0)	-	98.0%		24.2
				Volatility factor	5.7	-	95.5		19.2
Credit contracts	(3)		Market comparable pricing	Comparability adjustment	(29.9)	-	17.3		(0.2)
	39		Option model	Credit spread	0.0	-	63.7		1.3
				Loss severity	13.0	-	60.0		50.7
Nonmarketable equity securities	8		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	0.5	-	1.9		1.4
	4,813		Market comparable pricing	Comparability adjustment	(21.1)	-	(5.5)		(15.0)

Insignificant Level 3 assets, net of liabilities	570	(8)
Total level 3 assets, net of liabilities	$22,854	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $78 - $252.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets or commencing in 2018 with adoption of ASU 2016-01, use of the measurement alternative for nonmarketable equity securities. Table 15.14 provides the fair value hierarchy and carrying amount of all assets that were still held as of June 30, 2018, and December 31, 2017, and for which a nonrecurring fair value adjustment was recorded during the periods presented.
Table 15.14: Fair Value on a Nonrecurring Basis

	June 30, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (LOCOM) (1)	$—	1,861	1,262	3,123	—	1,646	1,333	2,979
Loans held for sale	—	1,880	—	1,880	—	108	—	108
Loans:
Commercial	—	298	—	298	—	374	—	374
Consumer	—	243	4	247	—	502	10	512
Total loans (2)	—	541	4	545	—	876	10	886
Nonmarketable equity securities (3)	—	522	180	702	—	—	136	136
Other assets (4)	—	184	7	191	—	177	161	338
Total assets at fair value on a nonrecurring basis (5)	$—	4,988	1,453	6,441	—	2,807	1,640	4,447

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

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
Table 15.15 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 15.15: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2018	2017
Mortgage loans held for sale (LOCOM)	$13	14
Loans held for sale	(78)	(1)
Loans:
Commercial	(138)	(186)
Consumer	(185)	(261)
Total loans (1)	(323)	(447)
Nonmarketable equity securities (2)	(17)	(9)
Other assets (3)	(30)	(57)
Total	$(435)	(500)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)	Includes impairment losses and observable price adjustments for certain nonmarketable equity securities.

(3)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.16 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.
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

Table 15.16: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
June 30, 2018
Residential mortgage loans held for sale (LOCOM)	$1,262	(3)	Discounted cash flow	Default rate	(4)	0.1	—	2.4%	1.7%
				Discount rate		1.5	—	8.5	3.9
				Loss severity		0.6	—	63.7	2.0
				Prepayment rate	(5)	6.1	—	100.0	47.8
Nonmarketable equity securities	—		Discounted cash flow	Discount rate		—	—	—	—
Insignificant level 3 assets	191
Total	$1,453
December 31, 2017
Residential mortgage loans held for sale (LOCOM)	$1,333	(3)	Discounted cash flow	Default rate	(4)	0.1	—	4.1%	1.7%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	52.9	2.2
				Prepayment rate	(5)	5.4	—	100.0	50.6
Nonmarketable equity securities	122		Discounted cash flow	Discount rate		5.0	—	10.5	10.2
Insignificant level 3 assets	185
Total	$1,640

(1)	Refer to the narrative following Table 15.13 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MLHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.2 billion and $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2018, and December 31, 2017, respectively, and $25 million and $26 million of other mortgage loans that are not government insured/guaranteed at June 30, 2018 and December 31, 2017, respectively.

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
Table 15.17 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 15.17: Fair Value Option

	June 30, 2018			December 31, 2017
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$16,586	16,353	233	16,116	15,827	289
Nonaccrual loans	123	161	(38)	127	165	(38)
Loans 90 days or more past due and still accruing	8	11	(3)	16	21	(5)
Loans held for sale:
Total loans	1,350	1,404	(54)	1,023	1,075	(52)
Nonaccrual loans	27	49	(22)	34	56	(22)
Loans:
Total loans	321	353	(32)	376	404	(28)
Nonaccrual loans	228	259	(31)	253	281	(28)
Equity securities (1)	5,548	N/A	N/A	4,867	N/A	N/A

(1)	Consists of nonmarketable equity securities carried at fair value.

Note 15: Fair Values of Assets and Liabilities (continued)

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 15.18 by income statement line item.
Table 15.18: Fair Value Option – Changes in Fair Value Included in Earnings

	2018			2017
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended June 30,
Mortgage loans held for sale	$114	—	—	288	—	—
Loans held for sale	—	9	—	—	11	1
Loans	—	—	—	—	—	—
Equity securities	—	—	593	—	—	221
Other interests held (1)	—	(1)	—	—	(2)	—
Six months ended June 30,
Mortgage loans held for sale	$55	—	—	567	—	—
Loans held for sale	—	15	—	—	36	1
Loans	—	—	(1)	—	—	—
Equity securities	—	—	694	—	—	711
Other interests held (1)	—	(2)	—	—	(4)	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 15.19 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.
Table 15.19: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$(2)	(4)	(1)	(5)
Loans held for sale	9	11	15	36
Total	$7	7	14	31

Disclosures about Fair Value of Financial Instruments
Table 15.20 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 15.2 in this Note. In connection with the adoption of ASU 2016-01 in first quarter 2018, the valuation methodologies for estimating the fair value of financial instruments in Table 15.20 have been changed, where necessary, to conform with an exit price notion. Under an exit price notion, fair value estimates are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the balance sheet date. For certain loans and deposit liabilities, the estimated fair values prior to adoption of ASU 2016-01 followed an entrance price notion that based fair values on recent prices offered to customers for loans and deposits with similar characteristics. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.
We have not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the long-term relationships with our deposit, credit card and trust customers, amortized MSRs, premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 15.20: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2018
Financial assets
Cash and due from banks (1)	$20,450	20,450	—	—	20,450
Interest-earning deposits with banks (1)	142,999	142,832	167	—	142,999
Federal funds sold and securities purchased under resale agreements (1)	80,184	—	80,184	—	80,184
Held-to-maturity debt securities	144,206	43,945	95,924	502	140,371
Mortgage loans held for sale	4,923	—	3,665	1,262	4,927
Loans held for sale	2,058	—	2,058	—	2,058
Loans, net (2)(3)	914,443	—	47,963	869,895	917,858
Nonmarketable equity securities (cost method) (4)	5,673	—	—	5,705	5,705
Total financial assets	$1,314,936	207,227	229,961	877,364	1,314,552
Financial liabilities
Deposits (3)(5)	$122,919	—	102,658	20,108	122,766
Short-term borrowings	104,496	—	104,496	—	104,496
Long-term debt (6)	219,246	—	218,979	1,922	220,901
Total financial liabilities	$446,661	—	426,133	22,030	448,163
December 31, 2017
Financial assets
Cash and due from banks (1)	$23,367	23,367	—	—	23,367
Interest-earning deposits with banks (1)	192,580	192,455	125	—	192,580
Federal funds sold and securities purchased under resale agreements (1)	80,025	1,002	78,954	69	80,025
Held-to-maturity securities	139,335	44,806	93,694	485	138,985
Mortgage loans held for sale	3,954	—	2,625	1,333	3,958
Loans held for sale	108	—	108	—	108
Loans, net (2)(3)	926,273	—	51,713	886,622	938,335
Nonmarketable equity securities (cost method)	7,136	—	23	7,605	7,628
Total financial assets (7)	$1,372,778	261,630	227,242	896,114	1,384,986
Financial liabilities
Deposits (3)(5)	$128,594	—	108,146	19,768	127,914
Short-term borrowings	103,256	—	103,256	—	103,256
Long-term debt (6)	224,981	—	227,109	3,159	230,268
Total financial liabilities	$456,831	—	438,511	22,927	461,438

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.6 billion and $19.4 billion at June 30, 2018, and December 31, 2017, respectively.

(3)
In connection with the adoption of ASU 2016-01, the valuation methodologies used to estimate the fair value at June 30, 2018, for a portion of loans and deposit liabilities with a defined or contractual maturity has been changed to conform to an exit price notion. The fair value estimates at December 31, 2017 have not been revised to reflect application of the modified methodology.

(4)	Excludes $1.4 billion of nonmarketable equity securities accounted for under the measurement alternative at June 30, 2018, that were accounted for under the cost method in prior periods.

(5)	Excludes deposit liabilities with no defined or contractual maturity of $1.1 trillion and $1.2 trillion at June 30, 2018 and December 31, 2017, respectively.

(6)	Excludes capital lease obligations under capital leases of $38 million and $39 million at June 30, 2018, and December 31, 2017, respectively.

(7)	Excludes $27 million of carrying value and $30 million of fair value relating to nonmarketable equity securities at NAV at December 31, 2017.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.0 billion at both June 30, 2018, and December 31, 2017.

Note 16: Preferred Stock (continued)

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

Table 16.1: Preferred Stock Shares

	June 30, 2018		December 31, 2017
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock	1,000	2,300,000	1,000	2,300,000
Series K (1)
Floating Non-Cumulative Perpetual Class A Preferred Stock	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
ESOP
Cumulative Convertible Preferred Stock (2)	—	1,934,853	—	1,556,104
Total		12,415,163		12,036,414

(1)	Effective for the June 15, 2018 dividend payment, Preferred Stock, Series K, converted from a fixed to a floating coupon.

(2)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	June 30, 2018				December 31, 2017
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	2,150,375	2,150	1,995	155	2,150,375	2,150	1,995	155
Series K (1)(2)
Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
ESOP
Cumulative Convertible Preferred Stock	1,934,853	1,935	1,935	—	1,556,104	1,556	1,556	—
Total	12,055,984	$27,136	25,737	1,399	11,677,235	$26,757	25,358	1,399

(1)	Preferred shares qualify as Tier 1 capital.

(2)	Effective June 15, 2018, Preferred Stock, Series K, converted from a fixed to a floating coupon.

See Note 9 (Securitizations and Variable Interest Entities) for additional information on our trust preferred securities.

Note 16: Preferred Stock (continued)

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
Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	865,338	—	$865	—	7.00%	8.00
2017	222,210	273,210	222	273	7.00	8.00
2016	233,835	322,826	234	323	9.30	10.30
2015	144,338	187,436	144	187	8.90	9.90
2014	174,151	237,151	174	237	8.70	9.70
2013	133,948	201,948	134	202	8.50	9.50
2012	77,634	128,634	78	129	10.00	11.00
2011	61,796	129,296	62	129	9.00	10.00
2010	21,603	75,603	22	76	9.50	10.50
Total ESOP Preferred Stock (1)	1,934,853	1,556,104	$1,935	1,556
Unearned ESOP shares (2)			$(2,051)	(1,678)

(1)	At June 30, 2018 and December 31, 2017, additional paid-in capital included $116 million and $122 million, respectively, related to ESOP preferred stock.

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
Table 17.1: Revenue by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (1)	$7,346	7,133	4,693	4,809	1,111	1,171	(609)	(642)	12,541	12,471
Noninterest income:
Service charges on deposit accounts	632	725	530	550	5	5	(4)	(4)	1,163	1,276
Trust and investment fees:
Brokerage advisory, commissions and other fees	465	452	78	82	2,284	2,255	(473)	(460)	2,354	2,329
Trust and investment management	220	215	110	132	731	712	(226)	(222)	835	837
Investment banking	—	(20)	485	483	1	—	—	—	486	463
Total trust and investment fees	685	647	673	697	3,016	2,967	(699)	(682)	3,675	3,629
Card fees	904	929	96	89	2	2	(1)	(1)	1,001	1,019
Other fees:
Charges and fees on loans (1)	69	79	235	246	1	1	(1)	(1)	304	325
Cash network fees	118	131	2	3	—	—	—	—	120	134
Commercial real estate brokerage commissions	—	—	109	102	—	—	—	—	109	102
Letters of credit fees (1)	—	2	72	74	1	1	(1)	(1)	72	76
Wire transfer and other remittance fees	67	61	53	50	2	2	(1)	(1)	121	112
All other fees	94	122	25	31	1	—	—	—	120	153
Total other fees	348	395	496	506	5	4	(3)	(3)	846	902
Mortgage banking (1)	695	1,038	75	110	(2)	(2)	2	2	770	1,148
Insurance (1)	16	35	78	236	18	22	(10)	(13)	102	280
Net gains (losses) from trading activities (1)	24	(33)	154	168	13	16	—	—	191	151
Net gains (losses) on debt securities (1)	(2)	184	42	(64)	1	—	—	—	41	120
Net gains from equity securities (1)	409	222	89	16	(203)	36	—	—	295	274
Lease income (1)	—	—	443	493	—	—			443	493
Other income of the segment (1)	749	680	(172)	(131)	(15)	5	(77)	(82)	485	472
Total noninterest income	4,460	4,822	2,504	2,670	2,840	3,055	(792)	(783)	9,012	9,764
Revenue	$11,806	11,955	7,197	7,479	3,951	4,226	(1,401)	(1,425)	21,553	22,235
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (1)	$14,541	14,265	9,225	9,490	2,223	2,312	(1,210)	(1,272)	24,779	24,795
Noninterest income:
Service charges on deposit accounts	1,271	1,467	1,064	1,120	9	10	(8)	(8)	2,336	2,589
Trust and investment fees:
Brokerage advisory, commissions and other fees	943	896	145	166	4,628	4,500	(959)	(909)	4,757	4,653
Trust and investment management	453	433	223	261	1,474	1,419	(465)	(447)	1,685	1,666
Investment banking	(10)	(47)	925	928	1	(1)	—	—	916	880
Total trust and investment fees	1,386	1,282	1,293	1,355	6,103	5,918	(1,424)	(1,356)	7,358	7,199
Card fees	1,725	1,794	183	169	3	3	(2)	(2)	1,909	1,964
Other fees:
Charges and fees on loans (1)	143	163	462	469	2	2	(2)	(2)	605	632
Cash network fees	243	254	3	6	—	—	—	—	246	260
Commercial real estate brokerage commissions	—	—	194	183	—	—	—	—	194	183
Letters of credit fees (1)	2	3	149	147	2	2	(2)	(2)	151	150
Wire transfer and other remittance fees	130	118	105	99	4	4	(2)	(2)	237	219
All other fees	157	252	55	70	1	1	—	—	213	323
Total other fees	675	790	968	974	9	9	(6)	(6)	1,646	1,767
Mortgage banking (1)	1,537	2,144	168	233	(5)	(4)	4	3	1,704	2,376
Insurance (1)	44	69	157	470	36	42	(21)	(24)	216	557
Net gains (losses) from trading activities (1)	23	(85)	379	458	32	50	—	—	434	423
Net gains (losses) on debt securities (1)	(2)	286	43	(130)	1	—	—	—	42	156
Net gains from equity securities (1)	1,093	690	182	52	(197)	102	—	—	1,078	844
Lease income (1)	—	—	898	974	—	—	—	—	898	974
Other income of the segment (1)	1,343	1,076	(84)	(109)	(21)	41	(151)	(162)	1,087	846
Total noninterest income	9,095	9,513	5,251	5,566	5,970	6,171	(1,608)	(1,555)	18,708	19,695
Revenue	$23,636	23,778	14,476	15,056	8,193	8,483	(2,818)	(2,827)	43,487	44,490

(1)
These revenues are not within the scope of ASU 2014-09 – Revenue from Contracts with Customers, and additional details are included in other footnotes to our financial statements. The scope explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, securities, and derivatives.

Note 17: Revenue from Contracts with Customers (continued)

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
Table 17.2 presents our service charges on deposit accounts by operating segment.

Table 17.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Overdraft fees	$416	484	1	1	1	1	—	—	418	486
Account charges	216	241	529	549	4	4	(4)	(4)	745	790
Service charges on deposit accounts	$632	725	530	550	5	5	(4)	(4)	1,163	1,276
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Overdraft fees	$828	968	3	3	1	1	—	—	832	972
Account charges	443	499	1,061	1,117	8	9	(8)	(8)	1,504	1,617
Service charges on deposit accounts	$1,271	1,467	1,064	1,120	9	10	(8)	(8)	2,336	2,589
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

Table 17.3 presents our brokerage advisory, commissions and other fees by operating segment.
Table 17.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Asset-based revenue (1)	$365	340	—	—	1,722	1,642	(365)	(339)	1,722	1,643
Transactional revenue	83	94	16	14	400	456	(92)	(103)	407	461
Other revenue	17	18	62	68	162	157	(16)	(18)	225	225
Brokerage advisory, commissions and other fees	$465	452	78	82	2,284	2,255	(473)	(460)	2,354	2,329
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Asset-based revenue (1)	$736	666	—	—	3,465	3,241	(736)	(665)	3,465	3,242
Transactional revenue	176	194	28	24	839	935	(192)	(208)	851	945
Other revenue	31	36	117	142	324	324	(31)	(36)	441	466
Brokerage advisory, commissions and other fees	$943	896	145	166	4,628	4,500	(959)	(909)	4,757	4,653

(1)
We earned trailing commissions of $321 million and $652 million in the second quarter and first half of 2018, respectively, and $333 million and $664 million for the second quarter and first half of 2017, respectively.

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
Table 17.4 presents our trust and investment management fees by operating segment.

Table 17.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Investment management fees	$—	1	—	—	531	517	—	—	531	518
Trust fees	232	214	82	107	185	193	(226)	(222)	273	292
Other revenue	(12)	—	28	25	15	2	—	—	31	27
Trust and investment management fees	$220	215	110	132	731	712	(226)	(222)	835	837
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Investment management fees	$—	2	—	—	1,065	1,017	—	—	1,065	1,019
Trust fees	453	431	168	211	373	377	(465)	(447)	529	572
Other revenue	—	—	55	50	36	25	—	—	91	75
Trust and investment management fees	$453	433	223	261	1,474	1,419	(465)	(447)	1,685	1,666

Note 17: Revenue from Contracts with Customers (continued)

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
Table 17.5 presents our card fees by operating segment.

Table 17.5: Card Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Credit card interchange and network revenues (1)	$211	254	96	89	2	2	(1)	(1)	308	344
Debit card interchange and network revenues	525	498	—	—	—	—	—	—	525	498
Late fees, cash advance fees, balance transfer fees, and annual fees	168	177	—	—	—	—	—	—	168	177
Card fees (1)	$904	929	96	89	2	2	(1)	(1)	1,001	1,019
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Credit card interchange and network revenues (1)	$382	473	183	169	3	3	(2)	(2)	566	643
Debit card interchange and network revenues	1,004	963	—	—	—	—	—	—	1,004	963
Late fees, cash advance fees, balance transfer fees, and annual fees	339	358	—	—	—	—	—	—	339	358
Card fees (1)	$1,725	1,794	183	169	3	3	(2)	(2)	1,909	1,964

(1)
The cost of credit card rewards and rebates of $335 million and $678 million for the quarter and six months ended June 30, 2018, respectively, and $286 million and $563 million for the quarter and six months ended June 30, 2017, respectively, are presented net against the related revenues.

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
Table 18.1 presents the components of net periodic benefit cost.

Table 18.1: Net Periodic Benefit Cost

	2018			2017
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended June 30,
Service cost	$2	—	—	2	—	—
Interest cost (1)	98	6	5	103	6	7
Expected return on plan assets (1)	(161)	—	(8)	(163)	—	(8)
Amortization of net actuarial loss (gain) (1)	33	3	(5)	38	4	(3)
Amortization of prior service credit (1)	—	—	(2)	—	—	(2)
Settlement loss (1)	—	—	—	—	4	—
Net periodic benefit cost (income)	$(28)	9	(10)	(20)	14	(6)
Six months ended June 30,
Service cost	$3	—	—	3	—	—
Interest cost (1)	196	11	10	206	12	14
Expected return on plan assets (1)	(321)	—	(15)	(326)	—	(15)
Amortization of net actuarial loss (gain) (1)	66	6	(9)	76	6	(5)
Amortization of prior service credit (1)	—	—	(5)	—	—	(5)
Settlement loss (1)	—	3	—	1	6	—
Net periodic benefit cost (income)	$(56)	20	(19)	(40)	24	(11)

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
Table 19.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Wells Fargo net income (1)	$5,186	5,856	$10,322	11,490
Less: Preferred stock dividends and other	394	406	797	807
Wells Fargo net income applicable to common stock (numerator) (1)	$4,792	5,450	$9,525	10,683
Earnings per common share
Average common shares outstanding (denominator)	4,865.8	4,989.9	4,875.7	4,999.2
Per share (1)	$0.98	1.09	$1.95	2.14
Diluted earnings per common share
Average common shares outstanding	4,865.8	4,989.9	4,875.7	4,999.2
Add: Stock options	8.2	17.2	9.0	19.3
Restricted share rights	20.7	19.9	25.4	24.7
Warrants	5.1	10.7	6.0	11.6
Diluted average common shares outstanding (denominator)	4,899.8	5,037.7	4,916.1	5,054.8
Per share (1)	$0.98	1.08	$1.94	2.11

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

Table 19.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Options	—	1.8	0.5	2.1

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 20.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2018			2017			2018			2017
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities (1):
Net unrealized gains (losses) arising during the period	$(617)	152	(465)	1,565	(589)	976	(4,060)	1,000	(3,060)	1,934	(722)	1,212
Reclassification of net (gains) losses to net income:
Interest income on debt securities (2)	90	(22)	68	45	(17)	28	159	(39)	120	52	(20)	32
Net gains on debt securities	(41)	10	(31)	(120)	44	(76)	(42)	10	(32)	(156)	57	(99)
Net gains from equity securities (3)	—	—	—	(101)	35	(66)	—	—	—	(217)	79	(138)
Other noninterest income	—	—	—	(1)	—	(1)	—	—	—	(1)	—	(1)
Subtotal reclassifications to net income	49	(12)	37	(177)	62	(115)	117	(29)	88	(322)	116	(206)
Net change	(568)	140	(428)	1,388	(527)	861	(3,943)	971	(2,972)	1,612	(606)	1,006
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (4)	(150)	37	(113)	(100)	37	(63)	(126)	31	(95)	(326)	122	(204)
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	—	—	—	376	(142)	234	(266)	66	(200)	240	(91)	149
Reclassification of net (gains) losses to net income on cash flow hedges:
Interest income on loans	77	(19)	58	(156)	59	(97)	137	(34)	103	(361)	136	(225)
Interest expense on long-term debt	—	—	—	3	(1)	2	—	—	—	6	(2)	4
Subtotal reclassifications to net income	77	(19)	58	(153)	58	(95)	137	(34)	103	(355)	134	(221)
Net change	(73)	18	(55)	123	(47)	76	(255)	63	(192)	(441)	165	(276)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	6	(2)	4	(7)	3	(4)
Reclassification of amounts to net periodic benefit costs (5):
Amortization of net actuarial loss	31	(7)	24	39	(16)	23	63	(15)	48	77	(30)	47
Settlements and other	(2)	—	(2)	2	1	3	(2)	1	(1)	2	1	3
Subtotal reclassifications to net periodic benefit costs	29	(7)	22	41	(15)	26	61	(14)	47	79	(29)	50
Net change	29	(7)	22	41	(15)	26	67	(16)	51	72	(26)	46
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(83)	3	(80)	31	2	33	(85)	(2)	(87)	47	3	50
Net change	(83)	3	(80)	31	2	33	(85)	(2)	(87)	47	3	50
Other comprehensive income (loss)	$(695)	154	(541)	1,583	(587)	996	(4,216)	1,016	(3,200)	1,290	(464)	826
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(1)			(9)			(1)			5
Wells Fargo other comprehensive income (loss), net of tax			$(540)			1,005			(3,199)			821

(1)
The quarter and six months ended ended June 30, 2017 includes net unrealized gains (losses) arising during the period from equity securities of $65 million and $126 million and reclassification of net (gains) losses to net income related to equity securities of $(101) million and $(217) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and six months ended June 30, 2018 reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

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

(5)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 18 (Employee Benefits) for additional details).

Note 20: Other Comprehensive Income (continued)

Table 20.2: Cumulative OCI Balances

(in millions)	Debt securities (1)	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended June 30, 2018
Balance, beginning of period	$(2,491)	(555)	(1,779)	(96)	(4,921)
Net unrealized losses arising during the period	(465)	(113)	—	(80)	(658)
Amounts reclassified from accumulated other comprehensive income	37	58	22	—	117
Net change	(428)	(55)	22	(80)	(541)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(2,919)	(610)	(1,757)	(175)	(5,461)
Quarter ended June 30, 2017
Balance, beginning of period	$(967)	(95)	(1,923)	(168)	(3,153)
Net unrealized gains arising during the period	976	171	—	33	1,180
Amounts reclassified from accumulated other comprehensive income	(115)	(95)	26	—	(184)
Net change	861	76	26	33	996
Less: Other comprehensive income (loss) from noncontrolling interests	(10)	—	—	1	(9)
Balance, end of period	$(96)	(19)	(1,897)	(136)	(2,148)
Six months ended June 30, 2018
Balance, beginning of period	$171	(418)	(1,808)	(89)	(2,144)
Transition adjustment (2)	(118)	—	—	—	(118)
Balance, January 1, 2018	53	(418)	(1,808)	(89)	(2,262)
Net unrealized gains (losses) arising during the period	(3,060)	(295)	4	(87)	(3,438)
Amounts reclassified from accumulated other comprehensive income	88	103	47	—	238
Net change	(2,972)	(192)	51	(87)	(3,200)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(2,919)	(610)	(1,757)	(175)	(5,461)
Six months ended June 30, 2017
Balance, beginning of period	$(1,099)	89	(1,943)	(184)	(3,137)
Transition adjustment (3)	—	168	—	—	168
Balance, January 1, 2017	(1,099)	257	(1,943)	(184)	(2,969)
Net unrealized gains (losses) arising during the period	1,212	(55)	(4)	50	1,203
Amounts reclassified from accumulated other comprehensive income	(206)	(221)	50	—	(377)
Net change	1,006	(276)	46	50	826
Less: Other comprehensive income from noncontrolling interests	3	—	—	2	5
Balance, end of period	$(96)	(19)	(1,897)	(136)	(2,148)

(1)
The quarter and six months ended ended June 30, 2017 includes net unrealized gains (losses) arising during the period from equity securities of $65 million and $126 million and reclassification of net (gains) losses to net income related to equity securities of $(101) million and $(217) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and six months ended June 30, 2018 reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

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
Table 21.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended June 30,
Net interest income (2)	$7,346	7,133	4,693	4,809	1,111	1,171	(609)	(642)	12,541	12,471
Provision (reversal of provision) for credit losses	484	623	(36)	(65)	(2)	7	6	(10)	452	555
Noninterest income	4,460	4,822	2,504	2,670	2,840	3,055	(792)	(783)	9,012	9,764
Noninterest expense	7,290	7,266	4,219	4,036	3,361	3,071	(888)	(832)	13,982	13,541
Income (loss) before income tax expense (benefit)	4,032	4,066	3,014	3,508	592	1,148	(519)	(583)	7,119	8,139
Income tax expense (benefit)	1,413	1,255	379	775	147	436	(129)	(221)	1,810	2,245
Net income (loss) before noncontrolling interests	2,619	2,811	2,635	2,733	445	712	(390)	(362)	5,309	5,894
Less: Net income (loss) from noncontrolling interests	123	46	—	(9)	—	1	—	—	123	38
Net income (loss) (3)	$2,496	2,765	2,635	2,742	445	711	(390)	(362)	5,186	5,856
Average loans	$463.8	475.1	464.7	466.9	74.7	71.7	(59.1)	(56.8)	944.1	956.9
Average assets	1,034.3	1,083.6	826.4	818.8	84.0	82.4	(59.8)	(57.8)	1,884.9	1,927.0
Average deposits	760.6	727.7	414.0	462.4	167.1	190.1	(70.4)	(79.0)	1,271.3	1,301.2
Six months ended June 30,
Net interest income (2)	$14,541	14,265	9,225	9,490	2,223	2,312	(1,210)	(1,272)	24,779	24,795
Provision (reversal of provision) for credit losses	702	1,269	(56)	(108)	(8)	3	5	(4)	643	1,160
Noninterest income	9,095	9,513	5,251	5,566	5,970	6,171	(1,608)	(1,555)	18,708	19,695
Noninterest expense	15,992	14,547	8,197	8,203	6,651	6,275	(1,816)	(1,692)	29,024	27,333
Income (loss) before income tax expense (benefit)	6,942	7,962	6,335	6,961	1,550	2,205	(1,007)	(1,131)	13,820	15,997
Income tax expense (benefit)	2,222	2,237	827	1,748	386	822	(251)	(429)	3,184	4,378
Net income (loss) before noncontrolling interests	4,720	5,725	5,508	5,213	1,164	1,383	(756)	(702)	10,636	11,619
Less: Net income (loss) from noncontrolling interests	311	136	(2)	(14)	5	7	—	—	314	129
Net income (loss) (3)	$4,409	5,589	5,510	5,227	1,159	1,376	(756)	(702)	10,322	11,490
Average loans	$467.1	477.9	464.9	467.6	74.3	71.2	(58.8)	(56.5)	947.5	960.2
Average assets	1,048.0	1,089.7	827.8	814.7	84.1	82.1	(59.6)	(57.5)	1,900.3	1,929.0
Average deposits	754.1	722.8	429.9	463.8	172.5	193.8	(72.3)	(80.2)	1,284.2	1,300.2

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
Table 22.1 presents regulatory capital information for Wells Fargo & Company and the Bank using Basel III, which increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (CET1) ratio. We must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The

Basel III capital rules are being phased-in effective January 1, 2014, through the end of 2021. Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in. Accordingly, the information presented reflects fully phased-in CET1 capital, tier 1 capital, and RWAs, but reflects total capital still in accordance with Transition Requirements.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2018, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company						Wells Fargo Bank, N.A.
	June 30, 2018			December 31, 2017			June 30, 2018			December 31, 2017
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$152,955	152,955		154,765	154,765		141,355	141,355		143,292	143,292
Tier 1	176,456	176,456		178,209	178,209		141,355	141,355		143,292	143,292
Total	208,637	216,718		210,333	220,097		155,204	163,070		156,661	165,734
Assets:
Risk-weighted	$1,206,821	1,276,332		1,199,545	1,260,663		1,098,410	1,178,416		1,090,360	1,169,863
Adjusted average (1)	1,855,658	1,855,658		1,905,568	1,905,568		1,657,648	1,657,648		1,708,828	1,708,828
Regulatory capital ratios:
Common equity tier 1 capital	12.67%	11.98	*	12.90	12.28	*	12.87	12.00	*	13.14	12.25	*
Tier 1 capital	14.62	13.83	*	14.86	14.14	*	12.87	12.00	*	13.14	12.25	*
Total capital	17.29	16.98	*	17.53	17.46	*	14.13	13.84	*	14.37	14.17	*
Tier 1 leverage (1)	9.51	9.51		9.35	9.35		8.53	8.53		8.39	8.39
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 22.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of June 30, 2018 and December 31, 2017.

Table 22.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Regulatory capital ratios:
Common equity tier 1 capital	7.875%	6.750	6.375	5.750
Tier 1 capital	9.375	8.250	7.875	7.250
Total capital	11.375	10.250	9.875	9.250
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At June 30, 2018, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 1.875% and a global systemically important bank (G-SIB) surcharge of 1.500%. Only the 1.875% capital conservation buffer applies to the Bank at June 30, 2018.

Glossary of Acronyms

ABS	Asset-backed security	G-SIB	Globally systemic important bank
ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity coverage ratio
ASC	Accounting Standards Codification	LHFS	Loans held for sale
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUA	Assets under administration	LIHTC	Low income housing tax credit
AUM	Assets under management	LOCOM	Lower of cost or market value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Bank Supervision	MBS	Mortgage-backed security
BHC	Bank holding company	MHA	Making Home Affordable programs
CCAR	Comprehensive Capital Analysis and Review	MLHFS	Mortgage loans held for sale
CD	Certificate of deposit	MSR	Mortgage servicing right
CDO	Collateralized debt obligation	MTN	Medium-term note
CDS	Credit default swaps	NAV	Net asset value
CECL	Current expected credit loss	NPA	Nonperforming asset
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	OTTI	Other-than-temporary impairment
CMBS	Commercial mortgage-backed securities	PCI Loans	Purchased credit-impaired loans
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CPP	Capital Purchase Program	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FAS	Statement of Financial Accounting Standards		to average Wells Fargo common stockholders' equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FFELP	Federal Family Education Loan Program	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Ratings Services
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SPE	Special purpose entity
FICO	Fair Isaac Corporation (credit rating)	TARP	Troubled Asset Relief Program
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2018.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April	7,554,406	$51.54	362,690,550
May	16,535,887	53.87	346,154,663
June	11,681,435	54.99	334,473,228
Total	35,771,728

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 26, 2016, or an authorization covering up to an additional 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 23, 2018. Unless modified or revoked by the Board, these authorizations do not expire.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended June 30, 2018.

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

Exhibit Number	Description					Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.					Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
3(b)	By-Laws.					Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Wells Fargo Bonus Plan, as amended and restated effective January 1, 2018.					Filed herewith.
12(a)	Computation of Ratios of Earnings to Fixed Charges: (1)					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
	Including interest on deposits	2.96	4.48	2.99	4.67
	Excluding interest on deposits	4.03	5.91	4.05	6.11

(1) Financial information for the prior periods of 2017 has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends: (1)					Filed herewith.
		Quarter ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
	Including interest on deposits	2.57	3.61	2.59	3.72
	Excluding interest on deposits	3.28	4.41	3.27	4.50

(1) Financial information for the prior periods of 2017 has been revised to reflect the impact of the adoption in first quarter 2018 of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

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

Dated: August 3, 2018                                                             WELLS FARGO & COMPANY

By:       /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)