Form 10-Q
period 2018-09-30
WELLS FARGO & COMPANY/MN
filed 2018-11-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 24, 2018
Common stock, $1-2/3 par value	4,707,244,168

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2018 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2018	Jun 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	% Change
For the Period
Wells Fargo net income	$6,007	5,186	4,542	16%	32	$16,329	16,032	2%
Wells Fargo net income applicable to common stock	5,453	4,792	4,131	14	32	14,978	14,814	1
Diluted earnings per common share	1.13	0.98	0.83	15	36	3.07	2.94	4
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.27%	1.10	0.93	15	37	1.15%	1.11	4
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders' equity (ROE)	12.04	10.60	8.96	14	34	11.08	10.97	1
Return on average tangible common equity (ROTCE) (1)	14.33	12.62	10.66	14	34	13.19	13.11	1
Efficiency ratio (2)	62.7	64.9	65.7	(3)	(5)	65.4	62.8	4
Total revenue	$21,941	21,553	21,849	2	—	$65,428	66,339	(1)
Pre-tax pre-provision profit (PTPP) (3)	8,178	7,571	7,498	8	9	22,641	24,655	(8)
Dividends declared per common share	0.43	0.39	0.39	10	10	1.210	1.150	5
Average common shares outstanding	4,784.0	4,865.8	4,948.6	(2)	(3)	4,844.8	4,982.1	(3)
Diluted average common shares outstanding	4,823.2	4,899.8	4,996.8	(2)	(3)	4,885.0	5,035.4	(3)
Average loans	$939,462	944,079	952,343	—	(1)	$944,813	957,581	(1)
Average assets	1,876,283	1,884,884	1,938,461	—	(3)	1,892,209	1,932,201	(2)
Average total deposits	1,266,378	1,271,339	1,306,356	—	(3)	1,278,185	1,302,273	(2)
Average consumer and small business banking deposits (4)	743,503	754,047	755,094	(1)	(2)	751,030	758,443	(1)
Net interest margin	2.94%	2.93	2.86	—	3	2.90%	2.88	1
At Period End
Debt securities (5)	$472,283	475,495	474,710	(1)	(1)	$472,283	474,710	(1)
Loans	942,300	944,265	951,873	—	(1)	942,300	951,873	(1)
Allowance for loan losses	10,021	10,193	11,078	(2)	(10)	10,021	11,078	(10)
Goodwill	26,425	26,429	26,581	—	(1)	26,425	26,581	(1)
Equity securities (5)	61,755	57,505	54,981	7	12	61,755	54,981	12
Assets	1,872,981	1,879,700	1,934,880	—	(3)	1,872,981	1,934,880	(3)
Deposits	1,266,594	1,268,864	1,306,706	—	(3)	1,266,594	1,306,706	(3)
Common stockholders' equity	176,934	181,386	181,920	(2)	(3)	176,934	181,920	(3)
Wells Fargo stockholders' equity	198,741	205,188	205,722	(3)	(3)	198,741	205,722	(3)
Total equity	199,679	206,069	206,617	(3)	(3)	199,679	206,617	(3)
Tangible common equity (1)	148,391	152,580	152,694	(3)	(3)	148,391	152,694	(3)
Capital ratios (6):
Total equity to assets	10.66%	10.96	10.68	(3)	—	10.66%	10.68	—
Risk-based capital:
Common Equity Tier 1	11.91	11.98	12.10	(1)	(2)	11.91	12.10	(2)
Tier 1 capital	13.63	13.83	13.95	(1)	(2)	13.63	13.95	(2)
Total capital	16.79	16.98	17.21	(1)	(2)	16.79	17.21	(2)
Tier 1 leverage	9.22	9.51	9.27	(3)	(1)	9.22	9.27	(1)
Common shares outstanding	4,711.6	4,849.1	4,927.9	(3)	(4)	4,711.6	4,927.9	(4)
Book value per common share (7)	$37.55	37.41	36.92	—	2	$37.55	36.92	2
Tangible book value per common share (1)(7)	31.49	31.47	30.99	—	2	31.49	30.99	2
Team members (active, full-time equivalent)	261,700	264,500	268,000	(1)	(2)	261,700	268,000	(2)

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

Overview (continued)

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for definitions of terms used throughout this Report.

Financial Review1

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.87 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment, and mortgage products and services, as well as consumer and commercial finance, through 7,950 locations, 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 37 countries and territories to support customers who conduct business in the global economy. With approximately 262,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 26 on Fortune’s 2018 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2018.
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

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete third-party reviews of the enhancements and improvements provided for in the plans. Until these third-party reviews are complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. The Company has had constructive dialogue with, and has received detailed feedback from, the FRB regarding the plans. In order to have enough time to incorporate this feedback into the plans in a thoughtful manner and to complete the required third-party reviews, which were initially due September 30, 2018, the Company is planning to operate under the asset cap through the first part of 2019. A second third-party review must also be conducted to assess the efficacy and sustainability of the improvements. As of the end of third quarter 2018, our total consolidated assets, as calculated pursuant to the requirements of the consent order, were below our level of total assets as of December 31, 2017.

Consent Orders with the Bureau of Consumer Financial Protection (BCFP - formerly known as the Consumer Financial Protection Bureau) and Office of the Comptroller of the Currency (OCC) Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the BCFP and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the BCFP and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company.

Retail Sales Practices Matters
As we have previously reported, in September 2016 we announced settlements with the BCFP, the OCC, and the Office of the Los Angeles City Attorney, and entered into consent orders with the BCFP and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains our top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, team members, and other stakeholders, and building a better Company for the future.
Our priority of rebuilding trust has included numerous actions focused on identifying potential financial harm and customer remediation. The Board and management are conducting company-wide reviews of sales practices issues. These reviews are ongoing. In August 2017, a third-party consulting firm completed an expanded data-driven review of retail banking accounts opened from January 2009 to September 2016 to identify financial harm stemming from potentially unauthorized accounts. We have completed financial remediation for the customers identified through the expanded account analysis. Additionally, customer outreach under the $142 million class-action lawsuit settlement concerning improper retail sales practices (Jabbari v. Wells Fargo Bank, N.A.) into which the Company entered to provide further remediation to customers, concluded in June 2018 and the period for customers to submit claims closed on July 7, 2018. The settlement administrator will pay claims following the calculation of compensatory damages and favorable resolution of pending appeals in the case.
For additional information regarding sales practices matters, including related legal matters, see the “Risk Factors” section in our 2017 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Overview (continued)

Additional Efforts to Rebuild Trust
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm. We are working with our regulatory agencies in this effort, and we have accrued for the reasonably estimable remediation costs related to these matters, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. As part of this effort, we are focused on the following key areas:

•
Automobile Lending Business The Company is reviewing practices concerning the origination, servicing, and/or collection of consumer automobile loans, including matters related to certain insurance products. For example:

◦
In July 2017, the Company announced it would remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf (based on an understanding that the borrowers did not have physical damage insurance coverage on their automobiles as required during the term of their automobile loans). The practice of placing CPI had been previously discontinued by the Company. Commencing in August 2017, the Company began sending refund checks and/or letters to affected customers through which they may claim or otherwise receive remediation compensation for policies placed between October 15, 2005, and September 30, 2016. During third quarter 2018, as a result of enhancing our remediation plan to provide greater payments and increasing the population of potentially affected customers, the Company accrued an additional $241 million for remediation activities for this matter.

◦
The Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the dealer and, by assignment, the lender, which will result in refunds to customers in certain states.

•
Mortgage Interest Rate Lock Extensions In October 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The plan to issue refunds follows an internal review that determined a rate lock extension policy implemented in September 2013 was, at times, not consistently applied, resulting in some borrowers being charged fees in cases where the Company was primarily responsible for the delays that made the extensions necessary. Effective March 1, 2017, the Company changed how it manages the mortgage rate lock extension process by establishing a centralized review team that reviews all rate lock extension requests for consistent application of the policy. Although the Company believes a substantial number of the rate lock extension fees during the period in question were appropriately charged under its policy, due to our customer-oriented remediation approach, we have issued refunds and interest to substantially all of our customers who paid rate lock extension fees during the period in question. While our remediation plan remains subject to regulatory approval, we believe we have substantially completed the remediation process.

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

•
Consumer Deposit Account Freezing/Closing The Company is reviewing procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts. This review is ongoing.

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

•
Fiduciary and Custody Account Fee Calculations The Company is reviewing fee calculations within certain fiduciary and custody accounts in its investment and fiduciary services business, which is part of the wealth management business within WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in both overcharges and undercharges to customers. These issues include the incorrect set-up and maintenance in the system of record of the values associated with certain assets. Systems, operations, and account-level reviews are underway to determine the extent of any assets and accounts affected, and root cause analyses are being performed with the assistance of third parties. These reviews are ongoing and, as a result of its reviews to date, the Company has suspended the charging of fees on some assets and accounts, has notified the affected customers, and is continuing its analysis of those assets and accounts. The review of customer accounts is ongoing to determine the extent of any additional necessary remediation, including with respect to additional accounts not yet reviewed, which may lead to additional accruals and fee suspensions.

•
Foreign Exchange Business The Company has substantially completed an assessment, with the assistance of a third party, of its policies, practices, and procedures in its foreign exchange (FX) business. The business is in the process of revising and implementing new policies, practices, and procedures, including those related to pricing. The Company's review of affected customers is ongoing to determine the extent of any additional remediation for customers that may have received pricing inconsistent with commitments made to those customers.

•
Mortgage Loan Modifications An internal review of the Company’s use of a mortgage loan modification underwriting tool identified a calculation error regarding foreclosure attorneys’ fees affecting certain accounts that were in the foreclosure process between April 13, 2010, and October 2, 2015, when the error was corrected. A subsequent expanded review identified related errors regarding the maximum allowable foreclosure attorneys’ fees permitted for certain accounts that were in the foreclosure process between March 15, 2010, and April 30, 2018, when new controls were implemented. Similar to the initial calculation error, these errors caused an overstatement of the attorneys’ fees that were included for purposes of determining whether a customer qualified for a mortgage loan modification or repayment plan pursuant to the requirements of government-sponsored enterprises (such as Fannie Mae and Freddie Mac), the Federal Housing Administration (FHA), and the U.S. Department of Treasury's Home Affordable Modification Program (HAMP). Customers were not actually charged the incorrect attorneys’ fees. As a result of these errors, taken together and subject to final validation, approximately 870 customers were incorrectly denied a loan modification or were not offered a loan modification or repayment plan in cases where they otherwise would have qualified. In approximately 545 of these instances, after the loan modification was denied or the customer was deemed ineligible to be offered a loan modification or repayment plan, a foreclosure was completed. The Company has contacted a substantial majority of the approximately 870 affected customers to provide remediation and the option also to pursue no-cost mediation with an independent mediator. Attempts to contact the remaining affected customers are ongoing. Also, the Company’s review of these matters is ongoing, including a review of its mortgage loan modification tools.

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

Overview (continued)

Financial Performance
Wells Fargo net income was $6.0 billion in third quarter 2018 with diluted earnings per common share (EPS) of $1.13, compared with $4.5 billion and $0.83, respectively, a year ago. Diluted earnings per common share for third quarter 2018 was reduced by $0.03 per share as a result of the elimination of the discount recorded on our Non-Cumulative Perpetual Class A Preferred Stock, Series J, which was redeemed during the third quarter. Also in third quarter 2018:

•	revenue was $21.9 billion, up $92 million compared with a year ago, with net interest income up $123 million, or 1%, and noninterest income down $31 million;

•	average loans were $939.5 billion, down $12.9 billion, or 1%, from a year ago;

•	average deposits were $1.3 trillion, down $40.0 billion, or 3%, from a year ago;

•	return on assets (ROA) of 1.27% and return on equity (ROE) of 12.04%, were up from 0.93% and 8.96%, respectively, a year ago;

•	our credit results improved with a net charge-off rate of 0.29% (annualized) of average loans in third quarter 2018, compared with 0.30% a year ago;

•	nonaccrual loans of $7.1 billion were down $1.6 billion, or 18%, from a year ago; and

•
we returned $8.9 billion to shareholders through common stock dividends and net share repurchases, which was more than double the $4.0 billion we returned in third quarter 2017 and the 13th consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Despite the asset cap placed on us from the consent order with the FRB, our balance sheet remained strong during third quarter 2018 with strong credit quality and solid levels of liquidity and capital. Our total assets were $1.87 trillion at September 30, 2018. Cash and other short-term investments decreased $53.0 billion from December 31, 2017, reflecting lower deposit balances. Debt securities were $472.3 billion at September 30, 2018, a decrease of $1.1 billion from December 31, 2017, driven by runoff and sales in the available-for-sale portfolio, partially offset by an increase in debt securities held for trading. Loans were down $14.5 billion, or 2%, from December 31, 2017, predominantly due to a decline in automobile and junior lien mortgage loans.
Average deposits in third quarter 2018 were $1.27 trillion, down $40.0 billion from third quarter 2017. The decline was driven by a decrease in commercial deposits from financial institutions, which includes actions the Company took in the first half of 2018 in response to the asset cap, partially offset by higher interest-bearing checking deposits. Our average deposit cost in third quarter 2018 was 47 basis points, up 21 basis points from a year ago, primarily driven by an increase in Wholesale Banking and Wealth and Investment Management deposit rates.

Credit Quality
Solid overall credit results continued in third quarter 2018 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $680 million, or 0.29% (annualized) of average loans, in third quarter 2018, compared with $717 million a year ago (0.30%). The decrease in net charge-offs in third quarter 2018, compared with a year ago, was predominantly driven by lower losses in the automobile portfolio.
Our commercial portfolio net charge-offs were $152 million, or 12 basis points of average commercial loans, in third quarter

2018, compared with net charge-offs of $113 million, or 9 basis points, a year ago. Net consumer credit losses decreased to 47 basis points (annualized) of average consumer loans in third quarter 2018 from 53 basis points (annualized) in third quarter 2017. Approximately 83% of the consumer first mortgage loan portfolio outstanding at September 30, 2018, was originated after 2008, when more stringent underwriting standards were implemented.
The allowance for credit losses as of September 30, 2018, decreased $1.2 billion compared with a year ago and decreased $1.0 billion from December 31, 2017. We had a $100 million release in the allowance for credit losses in third quarter 2018, compared with no release a year ago. The allowance coverage for total loans was 1.16% at September 30, 2018, compared with 1.27% a year ago and 1.25% at December 31, 2017. The allowance covered 4.1 times annualized third quarter net charge-offs, compared with 4.3 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $580 million in third quarter 2018, down from $717 million a year ago, reflecting an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances.
Nonperforming assets decreased $410 million, or 5%, from June 30, 2018, the 10th consecutive quarter of decreases, with improvement in the consumer and commercial real estate portfolios. Nonperforming assets were 0.80% of total loans, the lowest level since the merger with Wachovia in 2008. Nonaccrual loans decreased $433 million from the prior quarter primarily due to a decrease in real estate 1-4 family first mortgage nonaccruals. Foreclosed assets were up $23 million from the prior quarter.

Capital
Our financial performance in third quarter 2018 allowed us to maintain a solid capital position, with total equity of $199.7 billion at September 30, 2018, compared with $208.1 billion at December 31, 2017. We returned $8.9 billion to shareholders in third quarter 2018 through common stock dividends and net share repurchases, more than double the amount we returned in third quarter 2017. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 163%. We continued to reduce our common shares outstanding through the repurchase of 146.5 million common shares in the quarter. We entered into a $1 billion forward repurchase contract with an unrelated third party in October 2018 that is expected to settle in first quarter 2019 for approximately 19 million common shares. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2018.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.91% at September 30, 2018, flat compared with December 31, 2017, but well above our internal target of 10%. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for third quarter 2018 was $6.0 billion ($1.13 diluted earnings per common share), compared with $4.5 billion ($0.83 diluted per share) for third quarter 2017. Third quarter 2018 included the redemption of our Series J Preferred Stock on September 17, 2018, which reduced diluted EPS by $0.03 per share as a result of eliminating the purchase accounting discount recorded on these shares at the time of the Wachovia acquisition. Net income in third quarter 2018 included net discrete income tax expense of $168 million primarily related to the re-measurement of our initial estimates for the impacts of the Tax Cuts & Jobs Act recognized in fourth quarter 2017. Third quarter 2018 results benefited from the lower U.S. federal statutory income tax rate. Net income for the first nine months of 2018 was $16.3 billion, compared with $16.0 billion for the same period a year ago. The increase in net income in the first nine months of 2018, compared with the same period a year ago, resulted from a $107 million increase in net interest income, a $654 million decrease in our provision for credit losses, and a $1.9 billion decline in income tax expense reflecting the lower U.S. federal statutory income tax rate in 2018, partially offset by a $1.0 billion decrease in noninterest income, and a $1.1 billion increase in noninterest expense. In the first nine months of 2018, net interest income represented 57% of revenue, compared with 56% for the same period a year ago. Noninterest income was $28.1 billion in the first nine months of 2018, representing 43% of revenue, compared with $29.1 billion (44%) in the first nine months of 2017.
Revenue, the sum of net interest income and noninterest income, was $21.9 billion in third quarter 2018, compared with $21.8 billion in the same period a year ago. The increase in revenue in third quarter 2018, compared with the same period a year ago, was due to an increase in net interest income, partially offset by a decrease in noninterest income. Revenue for the first nine months of 2018 was $65.4 billion, compared with $66.3 billion for the first nine months of 2017. The decline in revenue in the first nine months of 2018, compared with the same period a year ago, was substantially due to a decline in noninterest income.

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% and 35% federal statutory tax rate for the periods ended September 30, 2018 and 2017, respectively.
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
Net interest income on a taxable-equivalent basis was $12.7 billion and $37.8 billion in the third quarter and first nine months of 2018, respectively, compared with $12.8 billion and $38.2 billion for the same periods a year ago.

The decrease in net interest income in the third quarter of 2018, compared with the same period a year ago, was driven by:

•	loan and deposit runoff;

•	lower loan swap income due to unwinding the receive-fixed loan swap portfolio;

•	lower tax-equivalent net interest income from updated tax-equivalent factors reflecting new tax law; and

•	higher premium amortization;
partially offset by:

•	the net repricing benefit of higher interest rates;

•	higher variable income; and

•	higher benefit from hedge ineffectiveness accounting results.

The decrease in net interest income in the first nine months of 2018, compared with the same period a year ago, was driven by:

•	loan and deposit runoff;

•	lower loan swap income due to unwinding the receive-fixed loan swap portfolio;

•	lower tax-equivalent net interest income from updated tax-equivalent factors reflecting new tax law;

•	higher premium amortization; and

•	lower benefit from hedge ineffectiveness accounting results;
partially offset by

•	the net repricing benefit of higher interest rates;, and

•	higher variable income.

Net interest margin on a taxable-equivalent basis was 2.94% and 2.90% in the third quarter and first nine months of 2018, respectively, compared to 2.86% and 2.88% for the same periods a year ago.
The increase in net interest margin in the third quarter of 2018, compared with the same period a year ago, was driven by:

•	the net repricing benefit of higher interest rates;

•	loan and deposit runoff;

•	higher variable income; and

•	higher benefit from hedge ineffectiveness accounting results, partially offset by:

•	lower loan swap income due to unwinding the receive-fixed loan swap portfolio;

•	lower tax-equivalent net interest income from updated tax equivalent factors reflecting new tax law; and

•	higher premium amortization.

The increase in net interest margin in the first nine months of 2018, compared with the same period a year ago, was driven by:

•	the net repricing benefit of higher interest rates; and

•	higher variable income;
partially offset by:

•	lower loan swap income due to unwinding the receive-fixed loan swap portfolio;

•	lower tax-equivalent net interest income from updated tax equivalent factors reflecting new tax law;

•	loan and deposit runoff;

•	higher premium amortization; and

•	lower benefit from hedge ineffectiveness accounting results.

Average earning assets decreased $54.4 billion and $36.1 billion in the third quarter and first nine months of 2018, respectively, compared with the same periods a year ago. Also, compared with the same periods a year ago:

Earnings Performance (continued)

•	average loans decreased 12.9 billion and $12.8 billion in the third quarter and first nine months of 2018, respectively;

•	average interest-earning deposits decreased $56.9 billion and $47.7 billion in the third quarter and first nine months of 2018, respectively;

•	average federal funds sold and securities purchased under resale agreements increased $9.3 billion and $5.1 billion in the third quarter and first nine months of 2018, respectively;

•	average debt securities increased $10.3 billion and $16.3 billion in the third quarter and first nine months of 2018, respectively;

•	average equity securities increased $2.1 billion and $2.9 billion in the third quarter and first nine months of 2018, respectively; and

•	other earning assets decreased $4.0 billion in third quarter 2018 and increased $1.0 billion in the first nine months of 2018.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits were $1.27 trillion and $1.28 trillion in the third quarter and first nine months of 2018, respectively, compared with $1.31 trillion and $1.30 trillion in the same periods a year ago, and represented 135% of average loans in both the third quarter and first nine months of 2018, compared with 137% in third quarter 2017 and 136% in the first nine months of 2017. Average deposits were 73% of average earning assets in both the third quarter and first nine months of 2018, flat compared with the same periods a year ago. The average deposit cost for third quarter 2018 was 47 basis points, up 7 basis points from the prior quarter and 21 basis points from a year ago, primarily driven by an increase in Wholesale Banking and Wealth and Investment Management deposit rates.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2018			2017
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks (3)	$148,565	1.93%	$721	205,489	1.21%	$629
Federal funds sold and securities purchased under resale agreements (3)	79,931	1.93	390	70,640	1.14	203
Debt securities (4):
Trading debt securities	84,481	3.45	730	76,627	3.21	616
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	6,421	1.65	27	14,529	1.31	48
Securities of U.S. states and political subdivisions (7)	46,615	3.76	438	52,500	4.08	535
Mortgage-backed securities:
Federal agencies	155,525	2.77	1,079	139,781	2.58	903
Residential and commercial (7)	7,318	4.68	85	11,013	5.44	149
Total mortgage-backed securities	162,843	2.86	1,164	150,794	2.79	1,052
Other debt securities (7)	46,353	4.39	512	47,592	3.73	447
Total available-for-sale debt securities (7)	262,232	3.26	2,141	265,415	3.13	2,082
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,739	2.18	246	44,708	2.18	246
Securities of U.S. states and political subdivisions	6,251	4.33	68	6,266	5.44	85
Federal agency and other mortgage-backed securities	95,298	2.27	539	88,272	2.26	498
Other debt securities	106	5.61	2	1,488	3.05	12
Total held-to-maturity debt securities	146,394	2.33	855	140,734	2.38	841
Total debt securities (7)	493,107	3.02	3,726	482,776	2.93	3,539
Mortgage loans held for sale (5)(7)	19,343	4.33	210	22,923	3.79	217
Loans held for sale (5)	2,619	5.28	35	1,383	4.39	15
Commercial loans:
Commercial and industrial – U.S.	273,814	4.22	2,915	270,091	3.81	2,590
Commercial and industrial – Non U.S. (7)	60,884	3.63	556	57,738	2.89	422
Real estate mortgage	121,284	4.35	1,329	129,087	3.83	1,245
Real estate construction	23,276	5.05	296	24,981	4.18	263
Lease financing (7)	19,512	4.69	229	19,155	4.59	219
Total commercial loans	498,770	4.24	5,325	501,052	3.76	4,739
Consumer loans:
Real estate 1-4 family first mortgage	284,133	4.07	2,891	278,371	4.03	2,809
Real estate 1-4 family junior lien mortgage	35,863	5.50	496	41,916	4.95	521
Credit card	36,893	12.77	1,187	35,657	12.41	1,114
Automobile	46,963	5.20	616	56,746	5.34	764
Other revolving credit and installment	36,840	6.78	630	38,601	6.31	615
Total consumer loans	440,692	5.26	5,820	451,291	5.14	5,823
Total loans (5)	939,462	4.72	11,145	952,343	4.41	10,562
Equity securities	37,902	2.98	283	35,846	2.12	191
Other	4,702	1.47	16	8,656	0.90	20
Total earning assets (7)	$1,725,631	3.81%	$16,526	1,780,056	3.44%	$15,376
Funding sources
Deposits:
Interest-bearing checking	$51,177	1.01%	$131	48,278	0.57%	$69
Market rate and other savings	693,937	0.35	614	681,187	0.17	293
Savings certificates	20,586	0.62	32	21,806	0.31	16
Other time deposits (7)	87,752	2.35	519	66,046	1.51	251
Deposits in foreign offices	53,933	1.50	203	124,746	0.76	240
Total interest-bearing deposits (7)	907,385	0.66	1,499	942,063	0.37	869
Short-term borrowings	105,472	1.74	463	99,193	0.91	226
Long-term debt (7)	220,654	3.02	1,667	243,507	2.28	1,392
Other liabilities	27,108	2.40	164	24,851	1.74	109
Total interest-bearing liabilities (7)	1,260,619	1.20	3,793	1,309,614	0.79	2,596
Portion of noninterest-bearing funding sources (7)	465,012	—	—	470,442	—	—
Total funding sources (7)	$1,725,631	0.87	3,793	1,780,056	0.58	2,596
Net interest margin and net interest income on a taxable-equivalent basis (6)(7)		2.94%	$12,733		2.86%	$12,780
Noninterest-earning assets
Cash and due from banks	$18,356			18,456
Goodwill	26,429			26,600
Other (7)	105,867			113,349
Total noninterest-earning assets (7)	$150,652			158,405
Noninterest-bearing funding sources
Deposits	$358,993			364,293
Other liabilities (7)	53,845			56,831
Total equity (7)	202,826			207,723
Noninterest-bearing funding sources used to fund earning assets (7)	(465,012)			(470,442)
Net noninterest-bearing funding sources (7)	$150,652			158,405
Total assets (7)	$1,876,283			1,938,461

(1)
Our average prime rate was 5.01% and 4.25% for the quarters ended September 30, 2018 and 2017, respectively and 4.78% and 4.03% for the first nine months of 2018 and 2017, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.34% and 1.31% for the quarters ended September 30, 2018 and 2017, respectively, and 2.20% and 1.20% for the first nine months of 2018 and 2017, respectively.

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

	Nine months ended September 30,
			2018			2017
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks (3)	$158,480	1.71%	$2,029	206,161	1.01%	$1,557
Federal funds sold and securities purchased under resale agreements (3)	79,368	1.69	1,005	74,316	0.91	505
Debt securities (4):
Trading debt securities	81,307	3.38	2,062	72,080	3.16	1,709
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	6,424	1.66	80	19,182	1.48	212
Securities of U.S. states and political subdivisions (7)	47,974	3.68	1,323	52,748	3.97	1,569
Mortgage-backed securities:
Federal agencies	156,298	2.75	3,220	142,748	2.60	2,782
Residential and commercial (7)	8,140	4.54	277	12,671	5.44	517
Total mortgage-backed securities (7)	164,438	2.84	3,497	155,419	2.83	3,299
Other debt securities (7)	47,146	4.14	1,462	48,727	3.70	1,351
Total available-for-sale debt securities (7)	265,982	3.19	6,362	276,076	3.11	6,431
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,731	2.19	733	44,701	2.19	733
Securities of U.S. states and political subdivisions	6,255	4.34	204	6,270	5.35	251
Federal agency and other mortgage-backed securities	93,699	2.32	1,632	74,525	2.38	1,329
Other debt securities	460	4.02	14	2,531	2.48	47
Total held-to-maturity debt securities	145,145	2.38	2,583	128,027	2.46	2,360
Total debt securities (7)	492,434	2.98	11,007	476,183	2.94	10,500
Mortgage loans held for sale (5)(7)	18,849	4.15	587	20,869	3.77	590
Loans held for sale (5)	2,706	5.28	107	1,485	3.47	38
Commercial loans:
Commercial and industrial – U.S.	273,711	4.08	8,350	272,621	3.70	7,547
Commercial and industrial – Non U.S. (7)	60,274	3.46	1,559	56,512	2.83	1,197
Real estate mortgage	123,804	4.22	3,910	130,931	3.69	3,615
Real estate construction	23,783	4.82	857	24,949	4.00	747
Lease financing (7)	19,349	4.82	700	19,094	4.78	684
Total commercial loans	500,921	4.10	15,376	504,107	3.66	13,790
Consumer loans:
Real estate 1-4 family first mortgage	283,814	4.05	8,613	276,330	4.04	8,380
Real estate 1-4 family junior lien mortgage	37,308	5.31	1,484	43,589	4.77	1,557
Credit card	36,416	12.73	3,467	35,322	12.19	3,219
Automobile	48,983	5.18	1,899	59,105	5.41	2,392
Other revolving credit and installment	37,371	6.62	1,851	39,128	6.15	1,801
Total consumer loans	443,892	5.21	17,314	453,474	5.11	17,349
Total loans (5)	944,813	4.62	32,690	957,581	4.34	31,139
Equity securities	38,322	2.57	738	35,466	2.16	575
Other	5,408	1.38	56	4,383	0.83	28
Total earning assets (7)	$1,740,380	3.70%	$48,219	1,776,444	3.38%	$44,932
Funding sources
Deposits:
Interest-bearing checking	$66,364	0.89%	$441	49,134	0.43%	$156
Market rate and other savings	683,279	0.28	1,416	682,780	0.13	664
Savings certificates	20,214	0.46	70	22,618	0.30	50
Other time deposits (7)	82,175	2.16	1,331	59,414	1.41	625
Deposits in foreign offices	66,590	1.20	599	123,553	0.64	587
Total interest-bearing deposits (7)	918,622	0.56	3,857	937,499	0.30	2,082
Short-term borrowings	103,696	1.51	1,173	97,837	0.69	505
Long-term debt (7)	223,485	2.93	4,901	251,114	2.03	3,813
Other liabilities	27,743	2.14	446	20,910	1.97	309
Total interest-bearing liabilities (7)	1,273,546	1.09	10,377	1,307,360	0.69	6,709
Portion of noninterest-bearing funding sources (7)	466,834		—	469,084	—	—
Total funding sources (7)	$1,740,380	0.80	10,377	1,776,444	0.50	6,709
Net interest margin and net interest income on a taxable-equivalent basis (6)(7)		2.90%	$37,842		2.88%	$38,223
Noninterest-earning assets
Cash and due from banks	$18,604			18,443
Goodwill	26,463			26,645
Other (7)	106,762			110,669
Total noninterest-earning assets (7)	$151,829			155,757
Noninterest-bearing funding sources
Deposits	$359,563			364,774
Other liabilities (7)	54,088			55,032
Total equity (7)	205,012			205,035
Noninterest-bearing funding sources used to fund earning assets (7)	(466,834)			(469,084)
Net noninterest-bearing funding sources (7)	$151,829			155,757
Total assets (7)	$1,892,209			1,932,201

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)
Includes taxable-equivalent adjustments of $161 million and $332 million for the quarters ended September 30, 2018 and 2017, respectively, and $491 million and $980 million for the first nine months of 2018 and 2017, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 21% and 35% for periods ended September 30, 2018 and 2017, respectively.

(7)
Financial information for the prior periods has been revised to reflect the impact of the adoption in fourth quarter 2017 of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Service charges on deposit accounts	$1,204	1,276	(6)%	$3,540	3,865	(8)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,334	2,304	1	7,091	6,957	2
Trust and investment management	835	840	(1)	2,520	2,506	1
Investment banking	462	465	(1)	1,378	1,345	2
Total trust and investment fees	3,631	3,609	1	10,989	10,808	2
Card fees	1,017	1,000	2	2,926	2,964	(1)
Other fees:
Charges and fees on loans	298	318	(6)	903	950	(5)
Cash network fees	121	126	(4)	367	386	(5)
Commercial real estate brokerage commissions	129	120	8	323	303	7
Letters of credit fees	72	77	(6)	223	227	(2)
Wire transfer and other remittance fees	120	114	5	357	333	7
All other fees	110	122	(10)	323	445	(27)
Total other fees	850	877	(3)	2,496	2,644	(6)
Mortgage banking:
Servicing income, net	390	309	26	1,264	1,165	8
Net gains on mortgage loan origination/sales activities	456	737	(38)	1,286	2,257	(43)
Total mortgage banking	846	1,046	(19)	2,550	3,422	(25)
Insurance	104	269	(61)	320	826	(61)
Net gains from trading activities	158	120	32	592	543	9
Net gains on debt securities	57	166	(66)	99	322	(69)
Net gains from equity securities	416	363	15	1,494	1,207	24
Lease income	453	475	(5)	1,351	1,449	(7)
Life insurance investment income	167	152	10	493	441	12
All other	466	47	891	1,227	604	103
Total	$9,369	9,400	—	$28,077	29,095	(3)
Noninterest income was $9.37 billion and $28.1 billion in the third quarter and first nine months of 2018, respectively, compared with $9.40 billion and $29.1 billion for the same periods a year ago. This income represented 43% of revenue for both the third quarter and first nine months of 2018, compared with 43% and 44% for the same periods a year ago. The decline in noninterest income in the third quarter and first nine months of 2018, compared with the same periods a year ago, was predominantly due to lower mortgage banking income, lower insurance income due to the sale of Wells Fargo Insurance Services in fourth quarter 2017, lower service charges on deposit accounts, and lower net gains on debt securities. These decreases were partially offset by growth in trust and investment fees, higher net gains from trading and equity securities, and higher all other income. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 17 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts were $1.2 billion and $3.5 billion in the third quarter and first nine months of 2018, respectively, compared with $1.3 billion and $3.9 billion for the same periods a year ago. The decrease in both the third quarter and first nine months of 2018, compared with the same periods a year ago, was due to lower overdraft and monthly service fees driven by customer-friendly initiatives that help customers minimize monthly and overdraft fees, and the impact of a higher earnings credit rate applied to commercial accounts due to increased interest rates.
Brokerage advisory, commissions and other fees were $2.33 billion and $7.1 billion in the third quarter and first nine months of 2018, respectively, compared with $2.30 billion and $7.0 billion for the same periods in 2017. The increase in both periods, compared with the same periods a year ago, was due to higher asset-based fees, partially offset by lower transactional commission revenue. Retail brokerage client assets totaled $1.6 trillion at both September 30, 2018 and 2017, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fee income is largely from client assets under management (AUM) for which fees are based on a tiered scale relative to market value of the assets, and client assets under administration (AUA), for which fees are generally based on the extent of services to administer the assets. Trust and investment management fees declined slightly to $835 million in third quarter 2018, from $840 million in third quarter 2017, but modestly increased to $2.52 billion in the first nine months of 2018, from $2.51 billion for the same period a

Earnings Performance (continued)

year ago, as growth in management fees for investment advice on mutual funds was partially offset by a decrease in corporate trust fees due to the sale of Wells Fargo Shareowner Services in first quarter 2018. Our AUM totaled $668.8 billion at September 30, 2018, compared with $678.7 billion at September 30, 2017, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report. Our AUA totaled $1.8 trillion at September 30, 2018, compared with $1.7 trillion at September 30, 2017.
Investment banking fees declined slightly to $462 million in third quarter 2018, from $465 million in third quarter 2017, but increased to $1.4 billion in the first nine months of 2018, from $1.3 billion for the same period a year ago. Both periods in 2018 reflect the impact of the new accounting standard for revenue recognition, which equally increased both investment banking fees and noninterest expense for underwriting expenses of our broker-dealer business that were previously netted against revenue but are now included in noninterest expense. In third quarter 2018, this impact was more than offset by lower loan syndication fees. In the first nine months of 2018, this impact was partially offset by lower equity originations.
Card fees were $1.0 billion and $2.9 billion in the third quarter and first nine months of 2018, respectively, compared with $1.0 billion and $3.0 billion for the same periods in 2017, reflecting the impact of the new revenue recognition accounting standard, which reduced noninterest expense and lowered card fees by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees.
Other fees decreased to $850 million and $2.5 billion in the third quarter and first nine months of 2018, respectively, from $877 million and $2.6 billion for the same periods in 2017, predominantly driven by lower charges and fees on commercial loans, and all other fees. All other fees declined to $110 million and $323 million in the third quarter and first nine months of 2018, from $122 million and $445 million for the same periods in 2017, driven by lost fees from discontinued products.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/sales activities, totaled $846 million and $2.6 billion in the third quarter and first nine months of 2018, respectively, compared with $1.0 billion and $3.4 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $390 million for third quarter 2018 included a $30 million net MSR valuation gain ($531 million increase in the fair value of the MSRs and a $501 million hedge loss). Net servicing income of $309 million for third quarter 2017 included a $98 million net MSR valuation gain ($142 million decrease in the fair value of the MSRs and a $240 million hedge gain). For the first nine months of 2018, net servicing income of $1.3 billion included a $166 million net MSR valuation gain ($2.2 billion increase in the fair value of the MSRs and a $2.0 billion hedge loss), and for the first nine months of 2017, net servicing income of $1.2 billion included a $271 million net MSR valuation gain ($328 million decrease in the fair value of the MSRs and a $599 million hedge gain). The increase in net servicing income in third quarter 2018, compared with the same period a year ago, was predominantly due to higher servicing fees. Net servicing income increased in the first nine months of 2018, compared with the same period a year ago, due to higher net servicing fees, and lower MSR value losses attributable to realization of cash flows due to higher mortgage interest rates, partially offset by lower net MSR valuation gains due to lower hedge results.
Our portfolio of mortgage loans serviced for others was $1.71 trillion at September 30, 2018, and $1.70 trillion at December 31, 2017. At September 30, 2018, the ratio of combined residential and commercial MSRs to related loans serviced for others was 1.02%, compared with 0.88% at December 31, 2017. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities were $456 million and $1.3 billion in the third quarter and first nine months of 2018, respectively, compared with $737 million and $2.3 billion for the same periods a year ago. The decrease in the third quarter and first nine months of 2018, compared with the same periods a year ago, was mostly due to lower production margins and loan originations. Total mortgage loan originations were $46 billion and $139 billion for the third quarter and first nine months of 2018, respectively, compared with $59 billion and $159 billion for the same periods a year ago. The production margin on residential held-for-sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$324	546	$929	1,636
Commercial		75	81	200	263
Residential pipeline and unsold/repurchased loan management (1)		57	110	157	358
Total		$456	737	$1,286	2,257
Residential real estate originations (in billions):
Held-for-sale	(B)	$33	44	$104	120
Held-for-investment		13	15	35	39
Total		$46	59	$139	159
Production margin on residential held-for-sale mortgage loan originations	(A)/(B)	0.97%	1.24	0.89%	1.37

(1)	Predominantly includes the results of GNMA loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 0.97% and 0.89% for the third quarter and first nine months of 2018, respectively, compared with 1.24% and 1.37% for the same periods in 2017. The decline in production margin in the third quarter and first nine months of 2018 was attributable to lower margins in both our retail and correspondent production channels and a shift to more correspondent origination volume, which has a lower production margin. Mortgage applications were $57 billion and $182 billion for the third quarter and first nine months of 2018, respectively, compared with $73 billion and $215 billion for the same periods a year ago. The 1-4 family first mortgage unclosed pipeline was $22 billion at September 30, 2018, compared with $29 billion at September 30, 2017. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 10 (Mortgage Banking Activities) and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
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
Insurance income was $104 million and $320 million in the third quarter and first nine months of 2018, respectively, compared with $269 million and $826 million in the same periods a year ago. The decrease in the third quarter and first nine months of 2018, compared with the same periods a year ago, was driven by the sale of Wells Fargo Insurance Services in fourth quarter 2017.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $158 million and $592 million in the third quarter and first nine months of 2018, respectively, compared with $120 million and $543 million in the same periods a year ago. The increase in the third quarter and first nine months of 2018, compared with the same periods a year ago, was due to growth in equity trading driven by market volatility, partially offset by lower foreign exchange trading income. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from debt and equity securities and other interest expense. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.

Net gains on debt and equity securities totaled $473 million and $1.6 billion in the third quarter and first nine months of 2018, respectively, compared with $529 million and $1.5 billion for the same periods in 2017, after other-than-temporary impairment (OTTI) write-downs of $50 million and $325 million for the third quarter and first nine months of 2018, respectively, compared with $91 million and $293 million for the same periods in 2017. The decrease in net gains on debt and equity securities in third quarter 2018, compared with the same period a year ago, was driven by lower net gains on debt securities, partially offset by higher net gains from nonmarketable equity securities. The increase in the first nine months of 2018, compared with the same period a year ago, was predominantly driven by higher net gains from nonmarketable equity securities and $319 million of unrealized gains from the impact of the new accounting standard for financial instruments which requires any gain or loss associated with the fair value measurement of equity securities to be reflected in earnings. These increases were partially offset by lower net gains on debt securities and lower deferred compensation gains (offset in employee benefits expense). The increase in OTTI in the first nine months of 2018, compared with the same period a year ago, was predominantly driven by the impairment on the announced sale of our ownership stake in RockCreek.
Lease income was $453 million and $1.35 billion in the third quarter and first nine months of 2018, respectively, compared with $475 million and $1.45 billion for the same periods a year ago. The decrease in both periods was predominantly driven by lower rail and equipment lease income.
All other income was $466 million and $1.2 billion in the third quarter and first nine months of 2018, respectively, compared with $47 million and $604 million for the same periods a year ago. All other income includes losses on low income housing tax credit investments, foreign currency adjustments, income from investments accounted for under the equity method, hedge accounting results related to hedges of foreign currency risk, and the results of certain economic hedges, any of which can cause decreases and net losses in other income. The increase in all other income in third quarter 2018, compared with the same period a year ago, was predominantly driven by a $638 million pre-tax gain from the sales of purchased credit-impaired Pick-a-Pay loans in third quarter 2018, partially offset by a lower benefit from hedge ineffectiveness accounting and lower income from equity method investments. The increase in all other income in the first nine months of 2018, compared with the same period a year ago, was predominantly driven by higher pre-tax gains from the sales of purchased credit-impaired Pick-a-Pay loans, and pre-tax gain from the sale of Wells Fargo Shareowner Services in second quarter 2018. These gains were partially offset by a realized loss related to the previously announced sale of certain assets and liabilities of Reliable Financial Services, Inc. (a subsidiary of Wells Fargo's automobile financing business), a lower benefit from hedge ineffectiveness accounting, and lower income from equity method investments.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2018	2017	Change	2018	2017	Change
Salaries	$4,461	4,356	2%	$13,289	12,960	3%
Commission and incentive compensation	2,427	2,553	(5)	7,837	7,777	1
Employee benefits	1,377	1,279	8	4,220	4,273	(1)
Equipment	634	523	21	1,801	1,629	11
Net occupancy	718	716	—	2,153	2,134	1
Core deposit and other intangibles	264	288	(8)	794	864	(8)
FDIC and other deposit assessments	336	314	7	957	975	(2)
Operating losses	605	1,329	(54)	2,692	1,961	37
Outside professional services	761	955	(20)	2,463	2,788	(12)
Contract services (1)	593	415	43	1,576	1,228	28
Operating leases	311	347	(10)	942	1,026	(8)
Outside data processing	166	227	(27)	492	683	(28)
Travel and entertainment	141	154	(8)	450	504	(11)
Advertising and promotion	223	137	63	603	414	46
Postage, stationery and supplies	120	128	(6)	383	407	(6)
Telecommunications	90	90	—	270	272	(1)
Foreclosed assets	59	66	(11)	141	204	(31)
Insurance	26	24	8	76	72	6
All other (1)	451	450	—	1,648	1,513	9
Total	$13,763	14,351	(4)	$42,787	41,684	3

(1)	The prior periods have been revised to conform with the current period presentation whereby temporary help is included in contract services rather than in all other noninterest expense.
Noninterest expense was $13.8 billion in third quarter 2018, down 4% from $14.4 billion a year ago, and $42.8 billion in the first nine months of 2018, up 3% from the same period a year ago. The decrease in third quarter 2018, compared with the same period a year ago, was predominantly due to lower operating losses, partially offset by higher equipment expense. The increase in the first nine months of 2018, compared with the same period a year ago, was substantially due to higher operating losses and personnel expenses.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up $77 million, or 1%, in third quarter 2018, compared with the same period a year ago, and up $336 million, or 1%, in the first nine months of 2018, compared with the same period a year ago. The increase in third quarter 2018 was due to salary increases and higher benefits expense, partially offset by lower revenue related incentive compensation, the impact of the sale of Wells Fargo Insurance Services in fourth quarter 2017, and lower staffing levels. The increase in the first nine months of 2018 was due to salary increases and higher benefits expense, partially offset by the impact of the sale of Wells Fargo Insurance Services, lower staffing levels, and lower deferred compensation costs (offset in net gains from equity securities).
Outside professional and contract services expense was down $16 million, or 1%, in third quarter 2018, compared with the same period a year ago, and up $23 million, or 1%, in the first nine months of 2018, compared with the same period a year ago. The decrease in third quarter 2018 reflected lower project and technology spending on regulatory and compliance related initiatives, while the increase in the first nine months of 2018 was due to higher project and technology spending, partially offset by lower legal expense.

Outside data processing expense was down $61 million in third quarter 2018, or 27%, compared with the same period a year ago, and down $191 million in the first nine months of 2018, or 28%, compared with the same period a year ago, reflecting lower data processing expense related to the GE Capital business acquisitions and the impact of the new revenue recognition accounting standard, which reduced noninterest expense and lowered card fees by an equal amount due to the netting of card payment network charges against related interchange and network revenues in card fees.
Operating losses were down $724 million, or 54%, in third quarter 2018, compared with the same period a year ago, and up $731 million, or 37%, in the first nine months of 2018, compared with the same period a year ago. The decrease in third quarter 2018 was driven by lower litigation accruals, partially offset by higher remediation accruals for previously disclosed matters, while the increase in the first nine months of 2018 was predominantly driven by higher remediation accruals for previously disclosed matters.
Advertising and promotion expense was up $86 million, or 63%, in third quarter 2018, compared with the same period a year ago, and up $189 million, or 46%, in the first nine months of 2018, compared with the same period a year ago, in each case due to higher advertising expense, including for the “Re-Established” advertising campaign launched in second quarter 2018.
Equipment expense was up $111 million, or 21%, in third quarter 2018, compared with the same period a year ago, and up $172 million, or 11%, in the first nine months of 2018, compared with the same period a year ago, in each case due to increased computer purchases and equipment expense related to the Company's migration to Windows 10, as well as depreciation expense.

All other noninterest expense in third quarter 2018 was flat, compared with the same period a year ago, and up $135 million, or 9%, in the first nine months of 2018, compared with the same period a year ago. The increase in the first nine months of 2018 was predominantly driven by higher donations expense.
Our efficiency ratio was 62.7% in third quarter 2018, compared with 65.7% in third quarter 2017.

Income Tax Expense
Our effective income tax rate was 20.1% and 32.4% for third quarter 2018 and 2017, respectively, and was 22.3% in the first nine months of 2018, down from 29.0% in the first nine months of 2017. The effective income tax rate for third quarter 2018 included net discrete income tax expense of $168 million primarily related to the re-measurement of our initial estimates for the impacts of the Tax Cuts & Jobs Act (the Tax Act) recognized in fourth quarter 2017. The effective income tax rate for the first nine months of 2018 reflected the reduced U.S federal income tax rate as part of the Tax Act that was enacted in 2017, partially offset by discrete income tax expense items. We expect the effective income tax rate in fourth quarter 2018 to be approximately 19%, excluding the impact of any future discrete items. We continue to collect and analyze data related to provisional tax estimates recorded in fourth quarter 2017 and monitor interpretations that emerge for various provisions of the the Tax Act. We anticipate these items will be finalized upon completion of our U.S. tax filings in 2018.

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
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended Sep 30,
Revenue	$11,816	11,520	7,304	7,504	4,226	4,256	(1,405)	(1,431)	21,941	21,849
Provision (reversal of provision) for credit losses	547	650	26	69	6	(1)	1	(1)	580	717
Noninterest expense	7,467	7,852	3,935	4,234	3,243	3,102	(882)	(837)	13,763	14,351
Net income (loss)	2,816	1,877	2,851	2,314	732	719	(392)	(368)	6,007	4,542
Average loans	$460.9	473.7	462.8	463.7	74.6	72.4	(58.8)	(57.5)	939.5	952.3
Average deposits	760.9	734.6	413.6	463.4	159.8	184.4	(67.9)	(76.0)	1,266.4	1,306.4
Nine months ended Sep 30,
Revenue	$35,452	35,298	21,780	22,560	12,419	12,739	(4,223)	(4,258)	65,428	66,339
Provision (reversal of provision) for credit losses	1,249	1,919	(30)	(39)	(2)	2	6	(5)	1,223	1,877
Noninterest expense	23,459	22,399	12,132	12,437	9,894	9,377	(2,698)	(2,529)	42,787	41,684
Net income (loss)	7,225	7,466	8,361	7,541	1,891	2,095	(1,148)	(1,070)	16,329	16,032
Average loans	$465.0	476.5	464.2	466.3	74.4	71.6	(58.8)	(56.8)	944.8	957.6
Average deposits	756.4	726.8	424.4	463.7	168.2	190.6	(70.8)	(78.8)	1,278.2	1,302.3

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
Table 4a: Community Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$7,338	7,154	3%	$21,879	21,419	2%
Noninterest income:
Service charges on deposit accounts	700	739	(5)	1,971	2,206	(11)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	470	461	2	1,413	1,357	4
Trust and investment management (1)	231	225	3	684	658	4
Investment banking (2)	(17)	(13)	(31)	(27)	(60)	55
Total trust and investment fees	684	673	2	2,070	1,955	6
Card fees	925	909	2	2,650	2,703	(2)
Other fees	344	362	(5)	1,019	1,152	(12)
Mortgage banking	747	937	(20)	2,284	3,081	(26)
Insurance	21	35	(40)	65	104	(38)
Net gains (losses) from trading activities	10	(58)	117	33	(143)	123
Net gains (losses) on debt securities	1	169	(99)	(1)	455	NM
Net gains from equity securities (3)	274	270	1	1,367	960	42
Other income of the segment	772	330	134	2,115	1,406	50
Total noninterest income	4,478	4,366	3	13,573	13,879	(2)

Total revenue	11,816	11,520	3	35,452	35,298	—

Provision for credit losses	547	650	(16)	1,249	1,919	(35)
Noninterest expense:
Personnel expense	5,414	5,026	8	16,325	15,229	7
Equipment	615	512	20	1,736	1,570	11
Net occupancy	542	531	2	1,618	1,577	3
Core deposit and other intangibles	100	112	(11)	303	336	(10)
FDIC and other deposit assessments	195	170	15	531	547	(3)
Outside professional services	335	464	(28)	1,162	1,367	(15)
Operating losses	577	1,295	(55)	2,304	1,853	24
Other expense of the segment	(311)	(258)	(21)	(520)	(80)	NM
Total noninterest expense	7,467	7,852	(5)	23,459	22,399	5
Income before income tax expense and noncontrolling interests	3,802	3,018	26	10,744	10,980	(2)
Income tax expense	925	1,079	(14)	3,147	3,316	(5)
Net income from noncontrolling interests (4)	61	62	(2)	372	198	88
Net income	$2,816	1,877	50	$7,225	7,466	(3)
Average loans	$460.9	473.7	(3)	$465.0	476.5	(2)
Average deposits	760.9	734.6	4	756.4	726.8	4
NM - Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels and is eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

(3)	Primarily represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $2.8 billion, up $939 million, or 50%, from third quarter 2017, and $7.2 billion for the first nine months of 2018, down $241 million, or 3%, compared with the same period a year ago. Revenue of $11.8 billion increased $296 million, or 3%, from third quarter 2017, and was $35.5 billion for the first nine months of 2018, an increase of $154 million, compared with the same period a year ago. The increase in revenue from third quarter 2017 was due to higher gains on the sales of PCI Pick-a-Pay mortgage loans and net interest income, partially offset by lower mortgage banking income and net gains from debt securities. The increase in revenue from the first nine months of 2017 was due to higher gains on the sales of PCI Pick-a-Pay mortgage loans, net interest income, and net gains from equity securities, partially offset by lower mortgage banking income, net gains from debt securities, and service charges on deposit accounts. Average loans of

$460.9 billion in third quarter 2018 decreased $12.8 billion, or 3%, from third quarter 2017, and average loans of $465.0 billion in the first nine months of 2018 decreased $11.5 billion, or 2%, from the first nine months of 2017. The decline in average loans for both periods was predominantly due to lower automobile loans and junior lien mortgages, partially offset by higher real estate 1-4 family first mortgages. Average deposits of $760.9 billion in third quarter 2018 increased $26.3 billion, or 4%, from third quarter 2017, and increased $29.6 billion, or 4%, from the first nine months of 2017. The number of primary consumer checking customers (customers who actively use their checking account with transactions such as debit card purchases, online bill payments, and direct deposit) as of August 2018 was up 1.7% from August 2017. Noninterest expense was $7.5 billion in third quarter 2018, down $385 million, or 5%, from third quarter 2017, and was $23.5 billion in the first nine months of

2018, up $1.1 billion, or 5%, from the first nine months of 2017. The decrease in noninterest expense from third quarter 2017 was predominantly due to lower operating losses, partially offset by higher personnel expense. The increase in noninterest expense from the first nine months of 2017 was predominantly due to higher personnel expense and operating losses. The provision for credit losses decreased $103 million from third quarter 2017 and $670 million from the first nine months of 2017, both due to continued improvement in the consumer lending portfolio compared with the same periods a year ago. Income tax expense decreased $154 million from third quarter 2017 and decreased $169 million from the first nine months of 2017, driven by the beneficial impact of the reduced U.S. federal statutory income tax rate for 2018, partially offset by net discrete income tax expense items.

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
Table 4b: Wholesale Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$4,726	4,763	(1)%	$13,951	14,253	(2)%
Noninterest income:
Service charges on deposit accounts	505	538	(6)	1,569	1,658	(5)
Trust and investment fees:
Brokerage advisory, commissions and other fees	79	65	22	224	231	(3)
Trust and investment management	112	129	(13)	335	390	(14)
Investment banking	476	479	(1)	1,401	1,407	—
Total trust and investment fees	667	673	(1)	1,960	2,028	(3)
Card fees	92	91	1	275	260	6
Other fees	504	513	(2)	1,472	1,487	(1)
Mortgage banking	101	110	(8)	269	343	(22)
Insurance	76	225	(66)	233	695	(66)
Net gains from trading activities	135	157	(14)	514	615	(16)
Net gains (losses) on debt securities	53	(5)	NM	96	(135)	171
Net gains from equity securities	50	40	25	232	92	152
Other income of the segment	395	399	(1)	1,209	1,264	(4)
Total noninterest income	2,578	2,741	(6)	7,829	8,307	(6)

Total revenue	7,304	7,504	(3)	21,780	22,560	(3)

Provision (reversal of provision) for credit losses	26	69	(62)	(30)	(39)	23
Noninterest expense:
Personnel expense	1,302	1,607	(19)	4,224	5,012	(16)
Equipment	10	12	(17)	36	42	(14)
Net occupancy	99	106	(7)	299	322	(7)
Core deposit and other intangibles	95	102	(7)	284	310	(8)
FDIC and other deposit assessments	122	121	1	366	359	2
Outside professional services	234	301	(22)	722	830	(13)
Operating losses	(13)	22	NM	203	34	497
Other expense of the segment	2,086	1,963	6	5,998	5,528	9
Total noninterest expense	3,935	4,234	(7)	12,132	12,437	(2)
Income before income tax expense and noncontrolling interests	3,343	3,201	4	9,678	10,162	(5)
Income tax expense	475	894	(47)	1,302	2,642	(51)
Net loss from noncontrolling interests	17	(7)	343	15	(21)	171
Net income	$2,851	2,314	23	$8,361	7,541	11
Average loans	$462.8	463.7	—	$464.2	466.3	—
Average deposits	413.6	463.4	(11)	424.4	463.7	(8)
NM - Not meaningful
Wholesale Banking reported net income of $2.9 billion in third quarter 2018, up $537 million, or 23%, from third quarter 2017. In the first nine months of 2018, net income of $8.4 billion increased $820 million, or 11%, from the same period a year ago. Results for the third quarter and first nine months of 2018 benefited from the reduced U.S. federal statutory income tax rate, while the first nine months of 2017 included a discrete income tax benefit resulting from our agreement to sell Wells Fargo Insurance Services USA (WFIS). Revenue decreased $200 million, or 3%, from third quarter 2017, and $780 million, or 3%, from the first nine months of 2017, primarily due to the impact of the sale of WFIS in fourth quarter 2017, as well as lower net interest income. Net interest income decreased $37 million, or

1%, from third quarter 2017, and $302 million, or 2%, from the first nine months of 2017, as lower average loan and deposit balances and lower income on tax advantaged products were partially offset by higher interest rates. Noninterest income decreased $163 million, or 6%, from third quarter 2017, and decreased $478 million, or 6%, from the first nine months of 2017. Noninterest income decreased for both periods driven by the impact of the sale of WFIS, lower operating lease income and lower mortgage banking fees, partially offset by higher market sensitive revenue. Average loans of $462.8 billion in third quarter 2018 decreased $900 million from third quarter 2017, and average loans of $464.2 billion in the first nine months of 2018 decreased $2.1 billion from the first nine months of 2017, as

Earnings Performance (continued)

growth in commercial and industrial loans was more than offset by lower commercial real estate loans. Average deposits of $413.6 billion in third quarter 2018 decreased $49.8 billion, or 11%, from third quarter 2017, and average deposits of $424.4 billion in the first nine months of 2018 decreased $39.3 billion, or 8%, from the first nine months of 2017. The decline in average deposits for both periods was driven by actions taken in the first half of 2018 in response to the asset cap included in the FRB consent order on February 2, 2018, and declines across many businesses as commercial customers allocated more cash to higher-rate alternatives. Noninterest expense decreased $299 million, or 7%, from third quarter 2017, and decreased $305 million, or 2%, from the first nine months of 2017 on lower personnel expense primarily due to the sale of WFIS, lower variable compensation, and lower project spending, partially offset by higher regulatory, risk, cyber and technology expenses. The provision for credit losses decreased $43 million from third quarter 2017, and increased $9 million from the first nine months of 2017.

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

Table 4c: Wealth and Investment Management

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2018	2017	% Change	2018	2017	% Change
Net interest income	$1,102	1,177	(6)%	$3,325	3,489	(5)%
Noninterest income:
Service charges on deposit accounts	3	3	—	12	13	(8)
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,268	2,241	1	6,896	6,741	2
Trust and investment management	727	718	1	2,201	2,137	3
Investment banking (1)	3	(1)	400	4	(2)	300
Total trust and investment fees	2,998	2,958	1	9,101	8,876	3
Card fees	1	1	—	4	4	—
Other fees	4	5	(20)	13	14	(7)
Mortgage banking	(3)	(3)	—	(8)	(7)	(14)
Insurance	19	21	(10)	55	63	(13)
Net gains from trading activities	13	21	(38)	45	71	(37)
Net gains on debt securities	3	2	50	4	2	100
Net gains (losses) from equity securities	92	53	74	(105)	155	NM
Other income of the segment	(6)	18	NM	(27)	59	NM
Total noninterest income	3,124	3,079	1	9,094	9,250	(2)

Total revenue	4,226	4,256	(1)	12,419	12,739	(3)

Provision (reversal of provision) for credit losses	6	(1)	700	(2)	2	NM
Noninterest expense:
Personnel expense	2,010	1,984	1	6,212	6,068	2
Equipment	10	(1)	NM	31	19	63
Net occupancy	108	108	—	327	323	1
Core deposit and other intangibles	69	74	(7)	207	218	(5)
FDIC and other deposit assessments	33	38	(13)	103	117	(12)
Outside professional services	198	198	—	598	613	(2)
Operating losses	44	15	193	193	81	138
Other expense of the segment	771	686	12	2,223	1,938	15
Total noninterest expense	3,243	3,102	5	9,894	9,377	6
Income before income tax expense and noncontrolling interests	977	1,155	(15)	2,527	3,360	(25)
Income tax expense	244	433	(44)	630	1,255	(50)
Net income from noncontrolling interests	1	3	(67)	6	10	(40)
Net income	$732	719	2	$1,891	2,095	(10)
Average loans	$74.6	72.4	3	$74.4	71.6	4
Average deposits	159.8	184.4	(13)	168.2	190.6	(12)
NM – Not meaningful

(1)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment.

WIM reported net income of $732 million in third quarter 2018, up $13 million, or 2%, from third quarter 2017. Net income for the first nine months of 2018 was $1.9 billion, down $204 million, or 10%, from the same period a year ago. Results for the third quarter and first nine months of 2018 benefited from the lower U.S. federal statutory income tax rate. Revenue was down $30 million, or 1%, from third quarter 2017, and down $320 million, or 3%, from the first nine months of 2017, primarily due to the impairment on the sale of our ownership stake in RockCreek, and lower net interest income, partially offset by higher trust and investment fees. Net interest income decreased 6% from third quarter 2017, and 5% from the first nine months of 2017, predominantly driven by lower deposit balances. Noninterest income increased $45 million from third quarter 2017, driven by higher asset-based fees and net gains on equity securities, partially offset by lower brokerage transaction revenue. Noninterest income decreased $156 million from the first nine months of 2017, largely due to the impairment on the sale of our ownership stake in RockCreek, lower brokerage transaction revenue and deferred compensation plan investments (offset in employee benefits expense), partially offset by higher asset-based fees. Asset-based fees increased predominantly due to higher brokerage advisory account client assets driven by higher market valuations. Average loans of $74.6 billion in third quarter 2018 and $74.4 billion in the first nine months of 2018 increased 3% and 4%, respectively, from the same periods a year ago, driven by growth in nonconforming mortgage loans. Average deposits in third quarter 2018 of $159.8 billion decreased 13% from third quarter 2017. Average deposits in the first nine months of 2018 decreased 12% from the same period a year ago, as customers moved deposits into other investment alternatives. Noninterest expense was up 5% from third quarter 2017, and up

6% from the first nine months of 2017, driven by higher project and technology spending on regulatory and compliance related initiatives, higher operating losses, including remediation expense related to fee calculations within certain fiduciary and custody accounts in our wealth management business, and higher broker commissions, partially offset by lower deferred compensation plan expense (offset in net gains from equity securities). The provision for credit losses increased $7 million from third quarter 2017 and decreased $4 million from the first nine months of 2017.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees earned from advisory accounts are asset-based and depend on changes in the value of the client’s assets as well as the level of assets resulting from inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at September 30, 2018 and 2017.
Table 4d: Retail Brokerage Client Assets

	September 30,
($ in billions)	2018	2017
Retail brokerage client assets	$1,642.1	1,612.1
Advisory account client assets	560.5	521.8
Advisory account client assets as a percentage of total client assets	34%	32

Earnings Performance (continued)

Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. These advisory accounts generate fees as a percentage of the market value of the assets, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. For the third quarter of 2018 and 2017, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the third quarter and first nine months of 2018 and 2017.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2018
Client directed (4)	$167.5	8.4	(9.8)	5.4	171.5	170.9	26.0	(30.1)	4.7	171.5
Financial advisor directed (5)	150.0	6.9	(7.5)	7.4	156.8	147.0	22.5	(24.0)	11.3	156.8
Separate accounts (6)	147.2	6.2	(6.8)	6.0	152.6	149.1	18.6	(21.1)	6.0	152.6
Mutual fund advisory (7)	77.9	3.1	(3.5)	2.1	79.6	75.8	10.3	(9.8)	3.3	79.6
Total advisory client assets	$542.6	24.6	(27.6)	20.9	560.5	542.8	77.4	(85.0)	25.3	560.5
September 30, 2017
Client directed (4)	$163.8	8.2	(8.9)	3.7	166.8	159.1	28.5	(30.1)	9.3	166.8
Financial advisor directed (5)	131.7	6.7	(5.2)	6.0	139.2	115.7	23.0	(17.4)	17.9	139.2
Separate accounts (6)	137.7	5.6	(5.0)	4.7	143.0	125.7	20.1	(17.2)	14.4	143.0
Mutual fund advisory (7)	69.3	3.2	(2.3)	2.6	72.8	63.3	9.9	(8.0)	7.6	72.8
Total advisory client assets	$502.5	23.7	(21.4)	17.0	521.8	463.8	81.5	(72.7)	49.2	521.8

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the third quarter and first nine months of 2018 and 2017.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2018
Assets managed by WFAM (4):
Money market funds (5)	$107.7	—	(0.4)	—	107.3	108.2	—	(0.9)	—	107.3
Other assets managed	386.5	19.7	(35.2)	4.3	375.3	395.7	66.3	(91.7)	5.0	375.3
Assets managed by Wealth and Retirement (6)	183.2	7.3	(8.7)	4.0	185.8	186.2	26.8	(30.4)	3.2	185.8
Total assets under management	$677.4	27.0	(44.3)	8.3	668.4	690.1	93.1	(123.0)	8.2	668.4
September 30, 2017
Assets managed by WFAM (4):
Money market funds (5)	$94.7	7.7	—	—	102.4	102.6	—	(0.2)	—	102.4
Other assets managed	392.5	25.4	(31.2)	7.3	394.0	379.6	89.0	(98.8)	24.2	394.0
Assets managed by Wealth and Retirement (6)	175.6	10.1	(8.7)	4.0	181.0	168.5	29.5	(29.1)	12.1	181.0
Total assets under management	$662.8	43.2	(39.9)	11.3	677.4	650.7	118.5	(128.1)	36.3	677.4

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $4.9 billion and $5.7 billion as of September 30, 2018 and 2017, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis (continued)

Balance Sheet Analysis
At September 30, 2018, our assets totaled $1.87 trillion, down $78.8 billion from December 31, 2017. Asset decline was driven by declines in interest-earning deposits with banks, available-for-sale debt securities, and loans, which decreased by $51.8 billion, $13.4 billion, and $14.5 billion, respectively, from December 31, 2017. Liabilities totaled $1.7 trillion, down $70.4 billion from December 31, 2017. The decline in liabilities was due to declines in total deposits and long-term debt, which decreased by $69.4 billion and $3.7 billion, respectively, from December 31, 2017. Total equity decreased by $8.4 billion from December 31, 2017, predominantly due to a $4.7 billion decline in cumulative other comprehensive income, a $10.6 billion increase in treasury stock, and a $1.9 billion decline in preferred stock, partially offset by a $9.3 billion increase in retained earnings, net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 22 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2018			December 31, 2017
(in millions)	Amortized Cost	Net unrealized gain (loss)	Fair value	Amortized Cost	Net unrealized gain (loss)	Fair value
Available-for-sale	266,722	(3,758)	262,964	275,096	1,311	276,407
Held-to-maturity	144,131	(5,095)	139,036	139,335	(350)	138,985
Total (1)	$410,853	(8,853)	402,000	414,431	961	415,392

(1)	Available-for-sale debt securities are carried on the balance sheet at fair value. Held-to-maturity debt securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which decreased $8.6 billion in balance sheet carrying value from December 31, 2017, largely due to net declines in federal agency mortgage-backed securities, residential mortgage-backed securities, securities of U.S. states and political subdivisions, and corporate debt securities.
The total net unrealized losses on available-for-sale debt securities were $3.8 billion at September 30, 2018, down from net unrealized gains of $1.3 billion at December 31, 2017, primarily due to higher long-term interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2017 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze debt securities for other-than-temporary impairment (OTTI) quarterly or more often if a potential loss-triggering event occurs. In the first nine months of 2018, we recognized $23 million of OTTI write-downs on debt securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
At September 30, 2018, debt securities included $54.5 billion of municipal bonds, of which 94.1% were rated “A-” or better based largely on external and, in some cases, internal ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 6.2 years at September 30, 2018. The expected remaining maturity is shorter than the remaining contractual maturity for the 61% of this portfolio that is MBS because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2018
Actual	$160.5	(4.8)	6.4
Assuming a 200 basis point:
Increase in interest rates	142.2	(23.1)	8.4
Decrease in interest rates	173.1	7.8	3.6
The weighted-average expected maturity of debt securities held-to-maturity was 6.2 years at September 30, 2018. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $14.5 billion from December 31, 2017, with a decline in commercial real estate loans reflecting continued credit discipline, partially offset by growth in commercial and industrial loans. The decrease in loans also reflected paydowns, sales of 1-4 family first mortgage PCI Pick-a-

Pay loans, a continued decline in junior lien mortgage loans, reclassification of automobile loans of Reliable Financial Services, Inc. to loans held for sale, and an expected decline in automobile loans as originations were more than offset by paydowns.

Table 7: Loan Portfolios

(in millions)	September 30, 2018	December 31, 2017
Commercial	$501,886	503,388
Consumer	440,414	453,382
Total loans	$942,300	956,770
Change from prior year-end	$(14,470)	(10,834)

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
Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2018				December 31, 2017
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$104,800	208,060	25,188	338,048	105,327	201,530	26,268	333,125
Real estate mortgage	16,301	63,006	41,096	120,403	20,069	64,384	42,146	126,599
Real estate construction	9,725	12,687	1,278	23,690	9,555	13,276	1,448	24,279
Total selected loans	$130,826	283,753	67,562	482,141	134,951	279,190	69,862	484,003
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$16,989	28,680	27,951	73,620	18,587	30,049	26,748	75,384
Loans at floating/variable interest rates	113,837	255,073	39,611	408,521	116,364	249,141	43,114	408,619
Total selected loans	$130,826	283,753	67,562	482,141	134,951	279,190	69,862	484,003

Balance Sheet Analysis (continued)

Deposits
Deposits were $1.3 trillion at September 30, 2018, down $69.4 billion from December 31, 2017, due to a decrease in commercial deposits from financial institutions and a decline in consumer and small business banking deposits. The decline in commercial deposits from financial institutions was due to actions taken in the first half of 2018 in response to the asset cap included in the consent order issued by the Board of Governors of the Federal Reserve System on February 2, 2018, and declines across many businesses as commercial customers allocated more cash to higher-rate alternative investments. The decline in consumer and small business banking deposits was due to higher balance customers moving a portion of those balances to other cash alternatives offering higher rates. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Sep 30, 2018	% of total deposits	Dec 31, 2017	% of total deposits	% Change
Noninterest-bearing	$352,869	27%	$373,722	28%	(6)
Interest-bearing checking	49,517	4	51,928	4	(5)
Market rate and other savings	695,291	55	690,168	52	1
Savings certificates	21,257	2	20,415	2	4
Other time deposits	89,824	7	71,715	4	25
Deposits in foreign offices (1)	57,836	5	128,043	10	(55)
Total deposits	$1,266,594	100%	$1,335,991	100%	(5)

(1)	Includes Eurodollar sweep balances of $29.7 billion and $80.1 billion at September 30, 2018, and December 31, 2017, respectively.
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
Table 10: Fair Value Level 3 Summary

	September 30, 2018		December 31, 2017
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$409.7	27.9	416.6	24.9
As a percentage of total assets	22%	1	21	1
Liabilities carried at fair value	$32.6	2.0	27.3	2.0
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $199.7 billion at September 30, 2018, compared with $208.1 billion at December 31, 2017. The decrease was driven by a $4.7 billion decline in cumulative other comprehensive income predominantly due to fair value adjustments to available-for-sale securities caused by an increase in long-term interest rates, a $10.6 billion increase in treasury stock, and a $1.9 billion decline in preferred stock, partially offset by a $9.3 billion increase in retained earnings net of dividends paid.

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

Risk Management - Overview (continued)

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, stockholders, regulators and other stakeholders. We operate under a Board approved risk management framework which outlines our company-wide approach to risk management and oversight and describes the structures and practices employed to manage current and emerging risks inherent to Wells Fargo. During third quarter 2018, our Board's Risk Committee approved enhancements to our risk management framework. We believe these enhancements transform and clarify our risk management approach by emphasizing the role of risk management when setting corporate strategy and by further rationalizing and integrating certain risk management organizational, governance and reporting practices. The discussion that follows updates our discussion of risk management contained in the “Risk Management” section in our 2017 Form 10-K.

Risk Management Framework
Our risk management framework defines how we manage risk in a comprehensive, integrated and consistent manner and lays out our vision for the risk management of the organization. It reinforces each team member’s personal accountability for risk management and is built on a foundation that begins with a deep understanding of the Company’s processes, risks and controls. Our risk management framework also supports members of senior management in achieving the Company’s strategic objectives and priorities, and it supports the Board as it carries out its risk oversight responsibilities.
The risk management framework consists of three lines of defense: (1) the front line which consists of Wells Fargo’s risk-generating activities, including all activities of its four primary business groups (Consumer Banking; Wholesale Banking; Wealth and Investment Management; and Payments, Virtual Solutions & Innovation) and certain activities of its enterprise functions (Human Resources, Enterprise Finance, Technology, Legal Department, Corporate Risk, and Wells Fargo Audit Services); (2) independent risk management, which consists of our Corporate Risk function and is led by our Chief Risk Officer (CRO) who reports to the Board’s Risk Committee; and (3) internal audit, which is Wells Fargo Audit Services and is led by our Chief Auditor who reports to the Board’s Audit & Examination Committee. In addition to the three lines of defense, our risk management framework includes enterprise control activities, which are certain specialized activities performed within centralized enterprise functions (such as Human Resources and the Legal Department) with a focus on controlling specific risks. Key elements of our risk management framework include:

•
A strong culture that emphasizes each team member’s ownership and understanding of risk. We want to cultivate an environment that expects and promotes robust communication and cooperation among the three lines of defense and supports identifying, escalating and addressing current and emerging risk issues.

•
A company-wide statement of risk appetite that guides business and risk leaders as they manage risk on a daily basis. The company-wide statement of risk appetite describes the nature and magnitude of risk that the Company is willing to assume in pursuit of its business and strategic objectives, consistent with capital, liquidity and other regulatory requirements.

•	A risk management governance structure, including escalation requirements and a committee structure that helps provide comprehensive oversight of the risks we face.

•
A company-wide risk inventory that promotes a standardized and systematic process to identify and quantify risks at the business group and enterprise level to guide strategic business decisions and capital planning efforts.

•
Policies, procedures and controls which form an integrated risk management program that promotes active, prompt, and consistent identification, measurement, assessment, control, mitigation, reporting and monitoring of current and emerging risk exposures across Wells Fargo and are integrated with clear enterprise risk roles and responsibilities for the three lines of defense.

•
Three lines of defense that are closely integrated, each with specific roles and responsibilities for risk management and a clear engagement model that promotes challenge and appropriate escalation of issues and information.

Board and Management-level Committee Structure
Wells Fargo’s Board committee and management-level governance committee structures are designed to ensure that key risks are identified and escalated and, if necessary, decided upon at the appropriate level of the Company. Accordingly, the structure is composed of defined escalation and reporting paths from the front line to independent risk management and management-level governance committees and, ultimately, to the Board as appropriate. Each management-level governance committee has defined escalation processes, authorities and responsibilities as outlined in each of their charters. Our Board committee and management-level governance committee structures, and the primary risk oversight responsibilities of each of those committees, is presented in Table 11.

Table 11: Board and Management-level Governance Committee Structure

Wells Fargo & Company

Board Committees and Primary Risk Oversight Responsibility

Audit & Examination Committee (1)	Finance Committee	Corporate Responsibility Committee	Risk Committee (2)	Governance & Nominating Committee	Credit Committee	Human Resources Committee
Financial, regulatory and risk reporting and controls	Interest Rate Risk Market Risk	Social and public responsibility matters	COMPANY-WIDE RISKS - Compliance - Conduct - Data - Financial Crimes - Information Security - Liquidity - Model - Operational - Reputation - Strategic - Technology	Board-level governance matters	Credit Risk	Culture, ethics, human capital management and compensation

Management-level Governance Committees (3)

Regulatory and Risk Reporting Oversight Committee	Capital Adequacy Process Committee		Enterprise Risk & Control Committee (4)		Corporate Allowance for Credit Losses Approval Governance Committee	Incentive Compensation Committee

SOX Disclosure Committee	Capital Management Committee

Corporate Asset and Liability Committee

Recovery and Resolution Committee

Management Reporting Oversight Committee

(1)
The Audit & Examination Committee additionally oversees the internal audit function, external auditor independence, activities, and performance, and the disclosure framework for financial, regulatory and risk reports prepared for the Board, management, and bank regulatory agencies, and assists the Board in its oversight of the Company’s compliance with legal and regulatory requirements.

(2)The Risk Committee also has a compliance subcommittee and a technology subcommittee to assist it in providing oversight of those risks.
(3)Pursuant to their charters, many of the management-level governance committees have formed one or more sub-committees to address specific risk matters.
(4)Certain committees report to the Enterprise Risk & Control Committee and have dual escalation and informational reporting paths to Board committees.
Board Oversight of Risk
The business and affairs of the Company are managed under the direction of the Board, whose responsibilities include overseeing the implementation of the Company’s risk management framework and the ongoing oversight and governance of the Company’s risk management activities. The Board carries out its risk oversight responsibilities directly and through the work of its seven standing committees, which all report to the full Board. Each Board committee works closely with management to understand and oversee the Company’s key risk exposures.
The Risk Committee oversees company-wide risks. The Board’s other standing committees also have primary oversight responsibility for certain specific risk matters, as highlighted in Table 11.

The Risk Committee additionally oversees the Company's Corporate Risk function and plays an active role in approving and overseeing the Company’s risk management framework. The Risk Committee and the full Board review and approve the enterprise statement of risk appetite annually, and the Risk Committee also actively monitors the risk profile relative to the approved risk appetite.
The full Board receives reports at each of its regular meetings from the Board committee chairs about committee activities, including risk oversight matters, and the Risk Committee receives periodic reports from management regarding current or emerging risk matters.

Risk Management - Overview (continued)

Management Oversight of Risk
The Company’s management-level governance committees are designed to enable understanding, consideration and decision-making of significant risk and control matters at the appropriate level of the Company and by the appropriate mix of executives. Each committee has a defined set of authorities and responsibilities as set forth in its charter, and each committee has defined escalation paths and risk reporting responsibilities, including to the Board or Board committees, as appropriate.
The Company recently enhanced its management-level governance committee structure by replacing its Enterprise Risk Management Committee with an Enterprise Risk & Control Committee. The Company also integrated many of the risk-specific responsibilities of committees that previously reported to the Enterprise Risk Management Committee into new Risk & Control Committees for each business group and enterprise function. We believe these changes promote greater focus on the risks and corresponding controls within each business group and enterprise function.
The Enterprise Risk & Control Committee is co-chaired by the Company’s CEO and CRO and has a direct escalation path to the Board’s Risk Committee. The Enterprise Risk & Control Committee governs the management of financial risks, non-financial risks, and enterprise and other risk programs. It considers and makes decisions on risk and control matters, addresses escalated issues, actively oversees risk mitigation, and provides regular updates to the Board’s Risk Committee regarding emerging risks and senior management’s assessment of the effectiveness of the Company’s risk management program. It also may escalate other risk and control matters to other Board committees as appropriate based on their primary risk oversight responsibilities. The Risk & Control Committee for each business group and enterprise function reports to the Enterprise Risk & Control Committee and each have a mandate that mirrors the Enterprise Risk & Control Committee but is limited to the relevant business group or enterprise function. The focus of these committees is on the risks that each group or function generates and each of these committees is responsible for managing, and on the controls each group or function is expected to have in place. Additionally, there are standalone specific risk type- or program-specific management-level risk governance committees reporting to the Enterprise Risk & Control Committee to help provide complete and comprehensive governance for certain risk areas. To supplement our management-level governance committees, additional management forums exist to support broader and deeper reviews, examinations, and discussions of enterprise wide views of risk.
While the Enterprise Risk & Control Committee and the committees that report to it serve as the focal point for the management of company-wide risk matters, the management of certain specific risk types is supported by additional management-level governance committees, which all report to at least one of the Board’s standing committees.
The Corporate Risk function, which is the Company’s independent risk management organization, is headed by the Company’s CRO who, among other things, is responsible for setting the strategic direction and driving the execution of Wells Fargo’s risk management activities. The Corporate Risk function provides senior management and the Board with an independent perspective of the level of risk to which the Company is exposed.
Corporate Risk develops our enterprise statement of risk appetite in the context of our risk management framework described above. As part of Wells Fargo’s risk appetite, we maintain metrics along with associated objectives to measure and monitor the amount of risk that the Company is prepared to take.

Actual results of these metrics are reported to the Enterprise Risk & Control Committee on a quarterly basis as well as to the Board’s Risk Committee. Our business groups also have business-specific risk appetite statements based on the enterprise statement of risk appetite. The metrics included in the business group statements are harmonized with the enterprise level metrics to ensure consistency where appropriate. Business lines also maintain metrics and qualitative statements that are unique to their line of business. This allows for monitoring of risk and definition of risk appetite deeper within the organization.
The Company’s senior management, including the CRO and Chief Auditor, work closely with the Board’s committees and provide reports and updates on an ongoing basis to those committees and the committee chairs on risk matters during and outside of regular committee meetings, as appropriate.

Operational Risk Management
Operational risk is the risk resulting from inadequate or failed controls, internal processes, people and systems, or external events. Operational risk is inherent in all Wells Fargo activities.
The Board’s Risk Committee has primary oversight responsibility for all aspects of operational risk, including significant policies and programs regarding the Company’s business continuity, data management, information security, privacy, technology, and third-party risk management. As part of its oversight responsibilities, the Board’s Risk Committee approves operational risk appetite qualitative statements including inner and outer boundaries, reviews and approves significant operational risk policies, and oversees the Company’s ongoing operational risk management program.
At the management level, the Operational Risk function, which is part of Corporate Risk, has primary oversight responsibility for operational risk. The Operational Risk function reports to the CRO and also provides periodic reporting related to operational risk to the Board’s Risk Committee. In addition, the Risk & Control Committee for each business group and enterprise function reports operational risk matters to the Enterprise Risk & Control Committee.
Information security is a significant operational risk for financial institutions such as Wells Fargo, and includes the risk of losses resulting from cyber attacks. Our Board is actively engaged in the oversight of the Company’s information security risk management and cyber defense programs. The Board’s Risk Committee has primary oversight responsibility for information security and receives regular updates and reporting from management on information and cyber security matters, including information related to any third-party assessments of the Company’s cyber program. In addition, the Risk Committee annually approves the Company’s information security program which includes the cyber defense program and information security policy. In 2017, the Risk Committee also formed a Technology Subcommittee to assist it in providing oversight of technology, information security, and cyber risks as well as data governance and management. The Technology Subcommittee reports to the Risk Committee and updates are provided by the Risk Committee and the Technology Subcommittee to the full Board.
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

Compliance Risk Management
Compliance risk is the risk resulting from the failure to comply with applicable laws, regulations, rules, and other regulatory requirements, and the failure to appropriately address and limit violations of law and any associated harm to customers. Compliance risk encompasses other standards of self-regulatory organizations applicable to the banking industry as well as nonconformance with applicable internal policies and procedures.
The Board’s Risk Committee has primary oversight responsibility for compliance risk. In 2017, the Risk Committee also formed a Compliance Subcommittee to assist it in providing oversight of compliance risk. The Compliance Subcommittee reports to the Risk Committee and updates are provided by the Risk Committee and the Compliance Subcommittee to the full Board.
At the management level, Wells Fargo Compliance, which is part of Corporate Risk, monitors the implementation of the Company’s compliance program. Wells Fargo Compliance reports to the CRO and also provides periodic reporting related to compliance risk to the Board’s Risk Committee and Compliance Subcommittee. In addition, the Risk & Control Committee for each business group and enterprise function reports compliance risk matters to the Enterprise Risk & Control Committee. We continue to enhance our oversight of operational and compliance risk management, including as required by the FRB’s February 2, 2018, and the BCFP/OCC’s April 20, 2018, consent orders.

Conduct Risk Management Conduct risk, a sub-category of compliance risk, is the risk resulting from inappropriate, unethical, or unlawful behavior on the part of team members or individuals acting on behalf of the Company, caused by deliberate actions or business practices.
Our Board has enhanced its oversight of conduct risk to oversee the alignment of team member conduct to the Company’s risk appetite (which the Board approves annually) and culture as reflected in our Vision, Values & Goals and Code of Ethics and Business Conduct. The Board’s Risk Committee has primary oversight responsibility for company-wide conduct risk, while the responsibilities of the Board’s Human Resources Committee include oversight of the Company’s company-wide culture, Code of Ethics and Business Conduct, conflicts of interest program, human capital management and incentive compensation risk management program.
At the management level, the Conduct Management Office has primary oversight responsibility for key elements of conduct risk, including internal investigations, sales practices oversight, complaints oversight, and ethics oversight. The Conduct

Management Office reports to the CRO and also provides periodic reporting related to conduct risk to the relevant Board committees. In addition, the Risk & Control Committee for each business group and enterprise function reports conduct risk matters to the Enterprise Risk & Control Committee.
Credit Risk Management
We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of our assets and exposures such as debt security holdings, certain derivatives, and loans.
The Board’s Credit Committee has primary oversight responsibility for credit risk. At the management level, the Corporate Credit function, which is part of Corporate Risk, has primary oversight responsibility for credit risk. The Corporate Credit function reports to the CRO and also provides periodic reporting related to credit risk to the Board's Credit Committee. In addition, the Risk & Control Committee for each business group and enterprise function reports credit risk matters to the Enterprise Risk & Control Committee.
The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk. Table 12 presents our total loans outstanding by portfolio segment and class of financing receivable.
Table 12: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$338,048	333,125
Real estate mortgage	120,403	126,599
Real estate construction	23,690	24,279
Lease financing	19,745	19,385
Total commercial	501,886	503,388
Consumer:
Real estate 1-4 family first mortgage	284,273	284,054
Real estate 1-4 family junior lien mortgage	35,330	39,713
Credit card	37,812	37,976
Automobile	46,075	53,371
Other revolving credit and installment	36,924	38,268
Total consumer	440,414	453,382
Total loans	$942,300	956,770

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

Risk Management - Credit Risk Management (continued)

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
Credit Quality Overview  Solid credit quality continued in third quarter 2018, as our net charge-off rate remained low at 0.29% (annualized) of average total loans. We continued to benefit from improvements in the performance of our residential real estate portfolio as well as seasonally lower credit card losses, partially offset by seasonally higher automobile loan losses. For the fourth consecutive quarter all of our commercial and consumer real estate loan portfolios were in a net recovery position. In particular:

•
Nonaccrual loans were $7.1 billion at September 30, 2018, down from $8.0 billion at December 31, 2017. Commercial nonaccrual loans declined to $2.3 billion at September 30, 2018, compared with $2.6 billion at December 31, 2017, and consumer nonaccrual loans declined to $4.8 billion at September 30, 2018, compared with $5.4 billion at December 31, 2017. The decline in nonaccrual loans reflected an improved housing market and credit improvement in commercial and industrial loans. Nonaccrual loans represented 0.75% of total loans at September 30, 2018, compared with 0.84% at December 31, 2017.

•
Net charge-offs (annualized) as a percentage of average total loans decreased to 0.29% in both the third quarter and first nine months of 2018, compared with 0.30% in both the third quarter and first nine months of 2017. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.12% and 0.47% in the third quarter and 0.08% and 0.52% in the first nine months of 2018, respectively, compared with 0.09% and 0.53% in the third quarter and 0.09% and 0.54% in the first nine months of 2017.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $98 million and $835 million in our commercial and consumer portfolios, respectively, at September 30, 2018, compared with $49 million and $1.0 billion at December 31, 2017.

•
Our provision for credit losses was $580 million and $1.2 billion in the third quarter and first nine months of 2018, respectively, compared with $717 million and $1.9 billion for the same periods a year ago.

•	The allowance for credit losses totaled $11.0 billion, or 1.16% of total loans, at September 30, 2018, down from $12.0 billion, or 1.25%, at December 31, 2017.

Additional information on our loan portfolios and our credit quality trends follows.

PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. Substantially all of our PCI loans were acquired in the Wachovia acquisition on December 31, 2008. PCI loans are recorded at fair value at the date of acquisition, and the historical allowance for credit losses related to these loans is not carried over. The carrying value of PCI loans at September 30, 2018, totaled $6.9 billion, compared with $12.8 billion at December 31, 2017, and $58.8 billion at December 31, 2008. The decrease from December 31, 2017, was due to the sales of $1.6 billion of Pick-a-Pay PCI loans in first quarter 2018, $1.3 billion in second quarter 2018, and $1.7 billion in third quarter 2018, as well as portfolio runoff. PCI loans are considered to be accruing due to the existence of the accretable yield amount, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield at September 30, 2018, was $4.4 billion.
A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. At September 30, 2018, $419 million in nonaccretable difference remained to absorb losses on PCI loans.
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
The commercial and industrial loans and lease financing portfolio totaled $357.8 billion, or 38% of total loans, at September 30, 2018. The annualized net charge-off rate for this portfolio was 0.17% and 0.12% in the third quarter and first nine months of 2018, respectively, compared with 0.15% for both of the same periods a year ago. At September 30, 2018, 0.46% of this portfolio was nonaccruing, compared with 0.56% at December 31, 2017, reflecting a decrease of $324 million in nonaccrual loans, predominantly due to improvement in the oil and gas portfolio. Also, $16.8 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at September 30, 2018, compared with $17.9 billion at December 31, 2017. The decrease in criticized loans, which also includes the decrease in nonaccrual loans, was predominantly due to improvement in the oil and gas portfolio.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 13 provides a breakout of commercial and industrial loans and lease financing by industry, and includes $62.9 billion of foreign loans at September 30, 2018. Foreign loans totaled $21.3 billion within the investor category, $18.3 billion within the financial institutions category and $1.4 billion within the oil and gas category.

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
We provide financial institutions with a variety of relationship focused products and services, including loans supporting short-term trade finance and working capital needs. The $18.3 billion of foreign loans in the financial institutions category were predominantly originated by our Financial Institutions business.
The oil and gas loan portfolio totaled $12.2 billion, or 1% of total outstanding loans, at September 30, 2018, compared with $12.5 billion, or 1% of total outstanding loans, at December 31, 2017. Oil and gas nonaccrual loans decreased to $525 million at September 30, 2018, compared with $1.1 billion at December 31, 2017, due to improved portfolio performance.
Table 13: Commercial and Industrial Loans and Lease Financing by Industry (1)

	September 30, 2018
(in millions)	Nonaccrual loans	Total portfolio	(2)	% of total loans
Investors	$32	71,903		8%
Financial institutions	133	40,032		4
Cyclical retailers	176	26,149		3
Healthcare	45	16,607		2
Food and beverage	11	16,467		2
Real estate lessor	7	14,880		2
Technology	8	14,635		2
Industrial equipment	80	14,168		2
Oil and gas	525	12,151		1
Transportation	79	8,719		1
Business services	27	8,219		1
Public administration	5	7,969		1
Other	523	105,894	(3)	9
Total	$1,651	357,793		38%

(1)
Industry categories are based on the North American Industry Classification System and the amounts reported include foreign loans. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for a breakout of commercial foreign loans.

(2)	Includes $45 million of PCI loans, which are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(3)	No other single industry had total loans in excess of $6.0 billion.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $7.6 billion of foreign CRE loans, totaled $144.1 billion, or 15% of total loans, at September 30, 2018, and consisted of $120.4 billion of mortgage loans and $23.7 billion of construction loans.
Table 14 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 28% and apartments at 17% of the portfolio. CRE nonaccrual loans totaled 0.4% of the CRE outstanding balance at September 30, 2018, compared with 0.4% at December 31, 2017. At September 30, 2018, we had $4.4 billion of criticized CRE mortgage loans, compared with $4.3 billion at December 31, 2017, and $271 million of criticized CRE construction loans, compared with $298 million at December 31, 2017.

Table 14: CRE Loans by State and Property Type

	September 30, 2018
	Real estate mortgage		Real estate construction		Total
(in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio		% of total loans
By state:
California	$136	34,419	10	4,506	146	38,925		4%
New York	10	10,456	—	2,595	10	13,051		1
Florida	29	7,745	3	2,202	32	9,947		1
Texas	70	7,652	—	1,648	70	9,300		1
North Carolina	33	3,793	6	865	39	4,658		*
Arizona	29	4,213	—	410	29	4,623		*
Georgia	15	3,502	—	799	15	4,301		*
Illinois	5	3,406	—	554	5	3,960		*
Washington	19	3,245	3	614	22	3,859		*
Virginia	11	2,856	—	881	11	3,737		*
Other	246	39,116	22	8,616	268	47,732	(1)	5
Total	$603	120,403	44	23,690	647	144,093		15%
By property:
Office buildings	$141	37,022	6	2,861	147	39,883		4%
Apartments	13	15,907	—	7,950	13	23,857		3
Industrial/warehouse	119	15,036	1	1,674	120	16,710		2
Retail (excluding shopping center)	93	14,919	3	551	96	15,470		2
Shopping center	7	10,993	—	1,250	7	12,243		1
Hotel/motel	20	8,800	—	1,971	20	10,771		1
Mixed use properties (2)	85	6,020	6	228	91	6,248		1
Institutional	43	3,010	—	1,887	43	4,897		1
1-4 family structure	—	10	10	2,572	10	2,582		*
Agriculture	42	2,505	—	28	42	2,533		*
Other	40	6,181	18	2,718	58	8,899		1
Total	$603	120,403	44	23,690	647	144,093		15%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.5 billion.

(2)	Mixed use properties are primarily owner occupied real estate, including data centers, flexible space leased to multiple tenants, light manufacturing and other specialized use properties.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2018, foreign loans totaled $70.9 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $70.4 billion, or approximately 7% of total consolidated loans outstanding, at December 31, 2017. Foreign loans were approximately 4% of our consolidated total assets at September 30, 2018 and at December 31, 2017.
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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at September 30, 2018, was the United Kingdom, which totaled $26.8 billion, or approximately 1% of our total assets, and included $3.3 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, starting the two-year negotiation process leading to its departure. We continue to conduct assessments and are executing our implementation plans to ensure we can continue to prudently serve our customers post-Brexit.

Table 15 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. Our exposure to Puerto Rico (considered part of U.S. exposure) is not material to our consolidated country exposure. In first quarter 2018, we entered into an agreement to sell certain assets and liabilities of our automobile financing business in Puerto Rico, which closed in third quarter 2018.

Risk Management - Credit Risk Management (continued)

Table 15: Select Country Exposures

	September 30, 2018
	Lending (1)		Securities (2)		Derivatives and other (3)		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (4)	Total
Top 20 country exposures:
United Kingdom	$3,313	21,853	—	1,395	—	213	3,313	23,461	26,774
Canada	32	16,557	(60)	474	—	162	(28)	17,193	17,165
Cayman Islands	—	6,984	—	—	—	132	—	7,116	7,116
Germany	2,415	1,665	24	20	—	333	2,439	2,018	4,457
Ireland	—	3,926	—	155	—	42	—	4,123	4,123
China	—	2,628	(2)	401	98	26	96	3,055	3,151
Bermuda	—	2,880	—	100	—	62	—	3,042	3,042
Netherlands	—	2,412	66	270	1	27	67	2,709	2,776
India	—	2,084	—	154	—	—	—	2,238	2,238
Guernsey	—	2,211	—	2	—	2	—	2,215	2,215
Luxembourg	—	1,313	—	670	—	127	—	2,110	2,110
Brazil	—	2,049	1	(4)	—	9	1	2,054	2,055
Japan	270	1,347	4	157	—	40	274	1,544	1,818
Australia	—	1,294	—	78	—	10	—	1,382	1,382
Chile	1	1,325	—	4	—	8	1	1,337	1,338
South Korea	—	1,151	4	130	3	7	7	1,288	1,295
Switzerland	—	1,214	—	(5)	—	31	—	1,240	1,240
United Arab Emirates	—	1,083	—	28	—	2	—	1,113	1,113
Hong Kong	1	1,043	—	2	2	1	3	1,046	1,049
Mexico	—	1,024	—	13	—	1	—	1,038	1,038
Total top 20 country exposures	$6,032	76,043	37	4,044	104	1,235	6,173	81,322	87,495
Eurozone exposure:
Eurozone countries included in Top 20 above (5)	$2,415	9,316	90	1,115	1	529	2,506	10,960	13,466
France	—	836	—	102	—	30	—	968	968
Austria	—	664	—	3	—	—	—	667	667
Spain	—	400	—	31	—	108	—	539	539
Other Eurozone exposure (6)	23	491	1	2	—	1	24	494	518
Total Eurozone exposure	$2,438	11,707	91	1,253	1	668	2,530	13,628	16,158

(1)
Lending exposure includes funded loans and unfunded commitments, leveraged leases, and money market placements presented on a gross basis prior to the deduction of impairment allowance and collateral received under the terms of the credit agreements. For the countries listed above, there are $596 million in defeased leases secured significantly by U.S. Treasury and government agency securities.

(2)	Represents exposure on debt and equity securities of foreign issuers. Long and short positions are netted and net short positions are reflected as negative exposure.

(3)
Represents counterparty exposure on foreign exchange and derivative contracts, and securities resale and lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S. and London based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investment or loan positions, although we do use them to manage risk in our trading businesses At September 30, 2018, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries was $429 million, which was offset by the notional amount of CDS purchased of $479 million. We did not have any CDS purchased or sold that reference pools of assets that contain sovereign debt or where the reference asset was solely the sovereign debt of a foreign country.

(4)	For countries presented in the table, total non-sovereign exposure comprises $40.4 billion exposure to financial institutions and $43.6 billion to non-financial corporations at September 30, 2018.

(5)	Consists of exposure to Germany, Ireland, Netherlands, and Luxembourg included in Top 20.

(6)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $120 million, $23 million and $9 million, respectively. We had no sovereign debt exposure to Greece and Portugal, and the sovereign exposure to Italy was $1 million at September 30, 2018.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans, as presented in Table 16, include loans we have made to customers and retained as part of our asset/liability management strategy, the Pick-a-Pay portfolio acquired from

Wachovia which is discussed later in this Report and other purchased loans, and loans included on our balance sheet as a result of consolidation of variable interest entities (VIEs).
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	September 30, 2018		December 31, 2017
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$284,273	89%	$284,054	88%
Real estate 1-4 family junior lien mortgage	35,330	11	39,713	12
Total real estate 1-4 family mortgage loans	$319,603	100%	$323,767	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 4% of total loans at both September 30, 2018, and December 31, 2017. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. Since our acquisition of the Pick-a-Pay loan portfolio at the end of 2008, the option payment portion of the portfolio has reduced from 86% to 45% at September 30, 2018, as a result of our modification and loss mitigation efforts. For more information, see the “Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in third quarter 2018 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at September 30, 2018, totaled $4.2 billion, or 1% of total non-PCI mortgages, compared with $5.3 billion, or 2%, at December 31, 2017. Loans with FICO scores lower than 640 totaled $9.9 billion, or 3% of total non-PCI mortgages at September 30, 2018, compared with $11.7 billion, or 4%, at December 31, 2017. Mortgages with a LTV/CLTV greater than 100% totaled $4.3 billion at September 30, 2018, or 1% of total non-PCI mortgages, compared with $6.1 billion, or 2%, at December 31, 2017. Information regarding credit quality indicators, including PCI credit quality indicators, can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 17. Our real estate 1-4 family non-PCI mortgage loans to borrowers in California represented 12% of total loans at September 30, 2018, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family first and junior lien mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2017 Form 10-K.
Table 17: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2018
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$107,382	9,498	116,880	12%
New York	28,528	1,758	30,286	3
New Jersey	13,694	3,243	16,937	2
Florida	12,505	3,235	15,740	2
Virginia	8,200	2,093	10,293	1
Washington	9,475	778	10,253	1
Texas	8,585	665	9,250	1
North Carolina	5,922	1,655	7,577	1
Pennsylvania	5,459	1,986	7,445	1
Other (1)	64,759	10,401	75,160	8
Government insured/ guaranteed loans (2)	12,886	—	12,886	1
Real estate 1-4 family loans (excluding PCI)	277,395	35,312	312,707	33
Real estate 1-4 family PCI loans	6,878	18	6,896	1
Total	$284,273	35,330	319,603	34%

(1)	Consists of 41 states; no state had loans in excess of $6.7 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $1.3 billion in third quarter 2018 as growth in nonconforming mortgage loans was partially offset by payoffs, and Pick-a-Pay PCI loan sales of $1.7 billion. In addition, $249 million of nonconforming mortgage loan originations that would have otherwise been included in this portfolio, were designated as held for sale in third quarter 2018 in anticipation of the future issuance of residential mortgage-backed securities. In the first nine months of 2018, the real estate 1-4 family first lien mortgage portfolio increased $219 million as a result of nonconforming mortgage loan growth, partially offset by payoffs and Pick-a-Pay PCI loan sales. We retained $11.7 billion and $32.2 billion in nonconforming originations, consisting of loans that exceed conventional conforming loan amount limits established by federal government-sponsored entities (GSEs) in the third quarter and first nine months of 2018, respectively.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio continued to improve in third quarter 2018, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans improved to a net recovery of 0.04% and 0.03% in the third quarter and first nine months of 2018, respectively, compared with a net recovery of 0.02% and 0.01% for the same periods a year ago. Nonaccrual loans were $3.6 billion at September 30, 2018, down $517 million from December 31, 2017. The decrease in nonaccrual loans from December 31, 2017 was driven by nonaccrual loan sales and an improving housing environment. Real estate 1-4 family first lien mortgage loans originated after 2008, which generally utilized tighter underwriting standards, comprised approximately 83% of our total real estate 1-4 family first lien mortgage portfolio as of September 30, 2018.
Table 18 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 18: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
California	$107,382	101,464	0.72%	1.06	(0.05)	(0.07)	(0.07)	(0.05)	(0.09)
New York	28,528	26,624	1.30	1.65	0.04	0.09	(0.01)	—	0.05
New Jersey	13,694	13,212	2.17	2.74	(0.02)	0.02	0.08	0.09	0.15
Florida	12,505	13,083	2.74	3.95	(0.22)	(0.15)	(0.14)	(0.16)	(0.22)
Washington	9,475	8,845	0.59	0.85	(0.06)	(0.06)	(0.06)	(0.05)	(0.09)
Other	92,925	92,961	1.82	2.25	(0.03)	(0.03)	0.01	(0.02)	0.03
Total	264,509	256,189	1.33	1.78	(0.04)	(0.04)	(0.03)	(0.04)	(0.03)
Government insured/guaranteed loans	12,886	15,143
PCI	6,878	12,722
Total first lien mortgages	$284,273	284,054

Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio includes loans that offer payment options (Pick-a-Pay option payment loans), and also includes loans that were originated without the option payment feature, loans that no longer offer the option feature as a result of our modification efforts since the acquisition, and loans where the customer voluntarily converted to a fixed-rate product. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Table 19 provides balances by types of loans as of September 30, 2018. As a result of our loan modification and loss mitigation efforts, Pick-

a-Pay option payment loans have been reduced to $9.3 billion at September 30, 2018, from $99.9 billion at acquisition. Total adjusted unpaid principal balance of Pick-a-Pay PCI loans was $9.1 billion at September 30, 2018, compared with $61.0 billion at acquisition. Due to loan modification and loss mitigation efforts, the adjusted unpaid principal balance of option payment PCI loans has declined to 17% of the total Pick-a-Pay portfolio at September 30, 2018, compared with 51% at acquisition. As favorable sale opportunities arise, we may sell portions of this portfolio. We expect to close on the sale of approximately $2.5 billion of unpaid principal balance of Pick-a-Pay PCI loans in fourth quarter 2018.
Table 19: Pick-a-Pay Portfolio – Comparison to Acquisition Date

			December 31,
	September 30, 2018		2017		2008
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$9,312	45%	$10,891	36%	$99,937	86%
Non-option payment adjustable-rate and fixed-rate loans	3,094	15	3,771	13	15,763	14
Full-term loan modifications	8,328	40	15,366	51	—	—
Total adjusted unpaid principal balance	$20,734	100%	$30,028	100%	$115,700	100%
Total carrying value	$18,498		26,038		95,315

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
Since December 31, 2008, we have completed over 138,000 proprietary and Home Affordability Modification Program (HAMP) Pick-a-Pay loan modifications, which have resulted in over $6.1 billion of principal forgiveness. We have also provided interest rate reductions and loan term extensions to enable sustainable homeownership for our Pick-a-Pay customers. As a result of these loss mitigation programs, approximately 57% of our Pick-a-Pay PCI adjusted unpaid principal balance as of September 30, 2018 has been modified.
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

During third quarter 2018, we sold $1.7 billion of Pick-a-Pay PCI loans that resulted in a gain of $638 million. The accretable yield balance related to our Pick-a-Pay PCI loan portfolio declined $1.3 billion during third quarter 2018, driven by realized accretion of $257 million, $638 million from the gain on the loan sales, a $516 million reduction in expected interest cash flows resulting from the loan sales, partially offset by a $107 million increase in expected interest cash flows due to slower estimated prepayments. The slower estimated prepayments resulted in increasing the estimated weighted-average life of the portfolio to approximately 5.5 years at September 30, 2018 up from 5.2 years at June 30, 2018. Due to a decrease in the amount of accretable yield relative to the longer weighted-average life, we expect the accretable yield percentage to decline from 12.02% in third quarter 2018 to approximately 11.47% for fourth quarter 2018.
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
Table 20 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2017, predominantly reflects loan paydowns. As of September 30, 2018, 7% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 2.81% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 2% of the junior lien mortgage portfolio at September 30, 2018. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 20: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
California	$9,498	10,599	1.79%	2.09	(0.51)	(0.56)	(0.42)	(0.35)	(0.46)
New Jersey	3,243	3,606	2.63	2.86	0.24	0.28	0.44	0.47	0.58
Florida	3,235	3,688	2.72	3.05	0.12	(0.05)	(0.12)	0.13	0.06
Virginia	2,093	2,358	2.00	2.34	0.16	0.30	0.25	0.15	0.33
Pennsylvania	1,986	2,210	2.35	2.37	0.18	0.13	0.06	0.11	0.47
Other	15,257	17,225	2.16	2.33	(0.05)	(0.06)	(0.05)	(0.09)	0.06
Total	35,312	39,686	2.15	2.38	(0.10)	(0.13)	(0.09)	(0.06)	—
PCI	18	27
Total junior lien mortgages	$35,330	39,713

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
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In September 2018, approximately 45% of these borrowers paid only the minimum amount due and approximately 50% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 31% paid only the minimum amount due and approximately 63% paid more than the minimum amount due.
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
Table 21 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $113 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $35 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition.
Table 21: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance September 30, 2018	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter (1)	Amortizing
Junior lien lines and loans	$35,312	138	514	539	1,157	4,104	17,039	11,821
First lien lines	12,084	69	185	212	523	1,946	7,110	2,039
Total (2)(3)	$47,396	207	699	751	1,680	6,050	24,149	13,860
% of portfolios	100%	—	1	2	4	13	51	29

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2026, with annual scheduled amounts through that date ranging from $3.5 billion to $6.0 billion and averaging $4.8 billion per year.

(2)	Junior and first lien lines are primarily interest-only during their draw period. The unfunded credit commitments for junior and first lien lines totaled $60.6 billion at September 30, 2018.

(3)
Includes scheduled end-of-term balloon payments for lines and loans totaling $32 million, $202 million, $237 million, $386 million, $185 million and $62 million for 2018, 2019, 2020, 2021, 2022, and 2023 and thereafter, respectively. Amortizing lines and loans include $62 million of end-of-term balloon payments, which are past due. At September 30, 2018, $506 million, or 4% of outstanding lines of credit that are amortizing, are 30 days or more past due compared to $573 million or 2% for lines in their draw period.

CREDIT CARDS  Our credit card portfolio totaled $37.8 billion at September 30, 2018, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.22% for third quarter 2018, compared with 3.08% for third quarter 2017 and 3.50% and 3.43% for the first nine months of 2018 and 2017, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $46.1 billion at September 30, 2018. The net charge-off rate (annualized) for our automobile portfolio was 1.10% for third quarter 2018, compared with 1.41% for third quarter 2017 and 1.23% and 1.12% for the first nine months of 2018 and 2017, respectively. The increase in net charge-offs in the first nine months of 2018, compared with 2017, was driven by higher severity.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $36.9 billion at September 30, 2018, and primarily included student and securities-based loans. Our private student loan portfolio totaled $11.5 billion at September 30, 2018. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.44% for both third quarter 2018 and 2017 and 1.49% and 1.54% for the first nine months of 2018 and 2017, respectively.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 22 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $410 million from second quarter 2018 to $7.6 billion. Nonaccrual loans decreased $433 million from second quarter 2018 to $7.1 billion, reflecting both lower consumer and commercial nonaccruals. Foreclosed assets of $522 million were up $23 million from second quarter 2018.

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate and automobile loans receive notification of bankruptcy, regardless of their delinquency status.

Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due.

Table 22: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,555	0.46%	$1,559	0.46%	$1,516	0.45%	$1,899	0.57%
Real estate mortgage	603	0.50	765	0.62	755	0.60	628	0.50
Real estate construction	44	0.19	51	0.22	45	0.19	37	0.15
Lease financing	96	0.49	80	0.41	93	0.48	76	0.39
Total commercial	2,298	0.46	2,455	0.49	2,409	0.48	2,640	0.52
Consumer:
Real estate 1-4 family first mortgage (1)	3,605	1.27	3,829	1.35	4,053	1.43	4,122	1.45
Real estate 1-4 family junior lien mortgage	984	2.79	1,029	2.82	1,087	2.87	1,086	2.73
Automobile	118	0.26	119	0.25	117	0.24	130	0.24
Other revolving credit and installment	48	0.13	54	0.14	53	0.14	58	0.15
Total consumer	4,755	1.08	5,031	1.14	5,310	1.20	5,396	1.19
Total nonaccrual loans (2)(3)(4)	7,053	0.75	7,486	0.79	7,719	0.81	8,036	0.84
Foreclosed assets:
Government insured/guaranteed (5)	87		90		103		120
Non-government insured/guaranteed	435		409		468		522
Total foreclosed assets	522		499		571		642
Total nonperforming assets	$7,575	0.80%	$7,985	0.85%	$8,290	0.88%	$8,678	0.91%
Change in NPAs from prior quarter	$(410)		(305)		(388)		(647)

(1)	Includes mortgage loans held for sale (MLHFS) of $132 million, $133 million, $137 million, and $136 million at September 30, June 30 and March 31, 2018, and December 31, 2017, respectively.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(4)	See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further information on impaired loans.

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

Table 23 provides an analysis of the changes in nonaccrual loans.
Table 23: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial nonaccrual loans
Balance, beginning of period	$2,455	2,409	2,640	3,109	3,385
Inflows	774	726	605	617	627
Outflows:
Returned to accruing	(122)	(43)	(113)	(126)	(97)
Foreclosures	—	—	—	(1)	(3)
Charge-offs	(191)	(133)	(119)	(139)	(173)
Payments, sales and other	(618)	(504)	(604)	(820)	(630)
Total outflows	(931)	(680)	(836)	(1,086)	(903)
Balance, end of period	2,298	2,455	2,409	2,640	3,109
Consumer nonaccrual loans
Balance, beginning of period	5,031	5,310	5,396	5,510	5,671
Inflows (1)	599	602	738	845	887
Outflows:
Returned to accruing	(325)	(345)	(376)	(345)	(397)
Foreclosures	(62)	(53)	(62)	(72)	(56)
Charge-offs	(65)	(86)	(88)	(94)	(109)
Payments, sales and other	(423)	(397)	(298)	(448)	(486)
Total outflows	(875)	(881)	(824)	(959)	(1,048)
Balance, end of period	4,755	5,031	5,310	5,396	5,510
Total nonaccrual loans	$7,053	7,486	7,719	8,036	8,619

(1)	Quarter ended September 30, 2017, includes an incremental $171 million of nonaccrual loans, reflecting updated industry regulatory guidance related to loans in bankruptcy.
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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2018:

•
over 99% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 97% are secured by real estate and 85% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $358 million and $1.6 billion have already been recognized on 21% of commercial nonaccrual loans and 42% of consumer nonaccrual loans, respectively. Generally, when a consumer real estate loan is 120 days past due (except when required earlier by guidance issued by bank regulatory agencies), we transfer it to nonaccrual status. When the loan reaches 180 days past due, or is active or discharged in bankruptcy, it is our policy to write these loans down to net realizable value (fair value of collateral less estimated costs to sell). Thereafter, we re-evaluate each loan regularly and record additional write-downs if needed.

•	84% of commercial nonaccrual loans were current on interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	76% of commercial nonaccrual loans were current on both principal and interest, but will remain on nonaccrual status until the full and timely collection of principal and interest becomes certain.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

•	of $2.1 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.4 billion were current.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification so that they can stay in their homes. Under our proprietary modification programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status.

Risk Management - Credit Risk Management (continued)

Table 24 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 24: Foreclosed Assets

(in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Summary by loan segment
Government insured/guaranteed	$87	90	103	120	137
PCI loans:
Commercial	31	42	59	57	67
Consumer	63	61	58	62	72
Total PCI loans	94	103	117	119	139
All other loans:
Commercial	170	134	162	207	226
Consumer	171	172	189	196	204
Total all other loans	341	306	351	403	430
Total foreclosed assets	$522	499	571	642	706
Analysis of changes in foreclosed assets
Balance, beginning of period	$499	571	642	706	781
Net change in government insured/guaranteed (1)	(3)	(13)	(17)	(17)	(12)
Additions to foreclosed assets (2)	209	191	185	180	198
Reductions:
Sales	(181)	(257)	(245)	(231)	(257)
Write-downs and gains (losses) on sales	(2)	7	6	4	(4)
Total reductions	(183)	(250)	(239)	(227)	(261)
Balance, end of period	$522	499	571	642	706

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

Foreclosed assets at September 30, 2018, included $317 million of foreclosed residential real estate, of which 27% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining foreclosed assets balance of $205 million has been written down to estimated net realizable value. Of the $522 million in foreclosed assets at September 30, 2018, 63% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 25: Troubled Debt Restructurings (TDRs)

(in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial:
Commercial and industrial	$1,837	1,792	1,703	2,096	2,424
Real estate mortgage	782	904	939	901	953
Real estate construction	49	40	45	44	48
Lease financing	65	50	53	35	39
Total commercial TDRs	2,733	2,786	2,740	3,076	3,464
Consumer:
Real estate 1-4 family first mortgage	10,967	11,387	11,782	12,080	12,617
Real estate 1-4 family junior lien mortgage	1,689	1,735	1,794	1,849	1,919
Credit Card	431	410	386	356	340
Automobile	91	81	83	87	88
Other revolving credit and installment	146	141	137	126	124
Trial modifications	163	200	198	194	183
Total consumer TDRs	13,487	13,954	14,380	14,692	15,271
Total TDRs	$16,220	16,740	17,120	17,768	18,735
TDRs on nonaccrual status	$4,298	4,454	4,428	4,801	5,218
TDRs on accrual status:
Government insured/guaranteed	1,308	1,368	1,375	1,359	1,377
Non-government insured/guaranteed	10,614	10,918	11,317	11,608	12,140
Total TDRs	$16,220	16,740	17,120	17,768	18,735

Table 25 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.3 billion and $1.6 billion at September 30, 2018, and December 31, 2017, respectively. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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

Risk Management - Credit Risk Management (continued)

Table 26: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial TDRs
Balance, beginning of quarter	$2,786	2,740	3,076	3,464	3,736
Inflows (1)(2)	588	481	321	412	333
Outflows
Charge-offs	(92)	(41)	(63)	(65)	(74)
Foreclosures	(13)	—	—	(1)	(2)
Payments, sales and other (2)(3)	(536)	(394)	(594)	(734)	(529)
Balance, end of quarter	2,733	2,786	2,740	3,076	3,464
Consumer TDRs
Balance, beginning of quarter	13,954	14,380	14,692	15,271	15,850
Inflows (1)	414	467	487	395	461
Outflows
Charge-offs	(56)	(56)	(54)	(52)	(51)
Foreclosures	(116)	(133)	(131)	(135)	(146)
Payments, sales and other (3)	(672)	(706)	(618)	(798)	(811)
Net change in trial modifications (4)	(37)	2	4	11	(32)
Balance, end of quarter	13,487	13,954	14,380	14,692	15,271
Total TDRs	$16,220	16,740	17,120	17,768	18,735

(1)
Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving commercial TDRs that modified in a prior period.

(2)
Information for the quarter ended June 30, 2018 has been revised to offset payments and advances (i.e. inflows) on revolving commercial TDRs, for consistent presentation of this activity for all periods.

(3)
Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held-for-sale. It also includes $5 million and $6 million of loans refinanced or restructured at market terms and qualifying as new loans and removed from TDR classification for the quarters ended March 31, 2018 and September 30, 2017, respectively, while no loans were removed from TDR classification for the quarters ended September 30 and June 30, 2018, and December 31, 2017.

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2018, were down $130 million, or 12%, from December 31, 2017, due to payoffs, modifications and other loss mitigation activities and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $8.3 billion at September 30, 2018, down from $10.9 billion at December 31, 2017, due to an improvement in delinquencies in the portfolio as well as a higher volume of loan modifications.
Table 27 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 27: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Total (excluding PCI (1)):	$9,209	9,464	10,753	11,997	10,227
Less: FHA insured/VA guaranteed (2)(3)	8,276	8,622	9,786	10,934	9,266
Total, not government insured/guaranteed	$933	842	967	1,063	961
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$42	23	40	26	27
Real estate mortgage	56	26	23	23	11
Real estate construction	—	—	1	—	—
Total commercial	98	49	64	49	38
Consumer:
Real estate 1-4 family first mortgage (3)	129	133	164	219	190
Real estate 1-4 family junior lien mortgage (3)	32	33	48	60	49
Credit card	460	429	473	492	475
Automobile	108	105	113	143	111
Other revolving credit and installment	106	93	105	100	98
Total consumer	835	793	903	1,014	923
Total, not government insured/guaranteed	$933	842	967	1,063	961

(1)	PCI loans totaled $567 million, $811 million, $1.0 billion, $1.4 billion, and $1.4 billion at September 30, June 30 and March 31, 2018, and December 31 and September 30, 2017, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 28: Net Charge-offs

									Quarter ended
	Sep 30, 2018		Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$148	0.18%	$58	0.07%	$85	0.10%	$118	0.14%	$125	0.15%
Real estate mortgage	(1)	—	—	—	(15)	(0.05)	(10)	(0.03)	(3)	(0.01)
Real estate construction	(2)	(0.04)	(6)	(0.09)	(4)	(0.07)	(3)	(0.05)	(15)	(0.24)
Lease financing	7	0.14	15	0.32	12	0.25	10	0.20	6	0.12
Total commercial	152	0.12	67	0.05	78	0.06	115	0.09	113	0.09
Consumer:
Real estate 1-4 family first mortgage	(25)	(0.04)	(23)	(0.03)	(18)	(0.03)	(23)	(0.03)	(16)	(0.02)
Real estate 1-4 family junior lien mortgage	(9)	(0.10)	(13)	(0.13)	(8)	(0.09)	(7)	(0.06)	1	—
Credit card	299	3.22	323	3.61	332	3.69	336	3.66	277	3.08
Automobile	130	1.10	113	0.93	208	1.64	188	1.38	202	1.41
Other revolving credit and installment	133	1.44	135	1.44	149	1.60	142	1.46	140	1.44
Total consumer	528	0.47	535	0.49	663	0.60	636	0.56	604	0.53
Total	$680	0.29%	$602	0.26%	$741	0.32%	$751	0.31%	$717	0.30%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 28 presents net charge-offs for third quarter 2018 and the previous four quarters. Net charge-offs in third quarter 2018 were $680 million (0.29% of average total loans outstanding) compared with $717 million (0.30%) in third quarter 2017.
The increase in commercial net charge-offs from third quarter 2017 was due to higher commercial and industrial loan charge-offs and lower recoveries. Our commercial real estate portfolios were in a net recovery position. Total net charge-offs decreased from the prior year across all consumer portfolios, except for the credit card portfolio, which had a slight increase.
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
Table 29 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 29: Allocation of the Allowance for Credit Losses (ACL)

	Sep 30, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,759	36%	$3,752	35%	$4,560	34%	$4,231	33%	$3,506	32%
Real estate mortgage	1,281	13	1,374	13	1,320	14	1,264	13	1,576	13
Real estate construction	1,228	2	1,238	3	1,294	2	1,210	3	1,097	2
Lease financing	300	2	268	2	220	2	167	1	198	1
Total commercial	6,568	53	6,632	53	7,394	52	6,872	50	6,377	48
Consumer:
Real estate 1-4 family first mortgage	827	30	1,085	30	1,270	29	1,895	30	2,878	31
Real estate 1-4 family junior lien mortgage	493	4	608	4	815	5	1,223	6	1,566	7
Credit card	1,959	4	1,944	4	1,605	4	1,412	4	1,271	4
Automobile	546	5	1,039	5	817	6	529	6	516	6
Other revolving credit and installment	563	4	652	4	639	4	581	4	561	4
Total consumer	4,388	47	5,328	47	5,146	48	5,640	50	6,792	52
Total	$10,956	100%	$11,960	100%	$12,540	100%	$12,512	100%	$13,169	100%

	Sep 30, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
Components:
Allowance for loan losses	$10,021		11,004		11,419		11,545		12,319
Allowance for unfunded credit commitments	935		956		1,121		967		850
Allowance for credit losses	$10,956		11,960		12,540		12,512		13,169
Allowance for loan losses as a percentage of total loans	1.06%		1.15		1.18		1.26		1.43
Allowance for loan losses as a percentage of total net charge-offs (1)	371		376		324		399		418
Allowance for credit losses as a percentage of total loans	1.16		1.25		1.30		1.37		1.53
Allowance for credit losses as a percentage of total nonaccrual loans	155		149		121		110		103

(1)	Total net charge-offs are annualized for quarter ended September 30, 2018.

In addition to the allowance for credit losses, there was $419 million at September 30, 2018, and $474 million at December 31, 2017 of nonaccretable difference to absorb losses for PCI loans, which totaled $6.9 billion at September 30, 2018. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. Additionally, loans purchased at fair value, including loans from the GE Capital business acquisitions in 2016, generally reflect a lifetime credit loss adjustment and therefore do not initially require additions to the allowance as is typically associated with loan growth. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

The allowance for credit losses decreased $1.0 billion, or 8%, from December 31, 2017, due to an improvement in our outlook for 2017 hurricane-related losses, as well as continued improvement in residential real estate and lower loan balances. Total provision for credit losses was $580 million in third quarter 2018, compared with $717 million in third quarter 2017, reflecting the same changes mentioned above for the allowance for credit losses.
We believe the allowance for credit losses of $11.0 billion at September 30, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including

Risk Management - Credit Risk Management (continued)

loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K.
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
Because we typically retain the servicing for the mortgage loans we sell or securitize, we believe the quality of our residential mortgage loan servicing portfolio provides helpful information in evaluating our repurchase liability. Of the $1.5 trillion in the residential mortgage loan servicing portfolio at September 30, 2018, 96% was current and less than 1% was subprime at origination. Our combined delinquency and foreclosure rate on this portfolio was 4.32% at September 30, 2018, compared with 5.14% at December 31, 2017. One percent of this portfolio is private label securitizations for which we originated the loans and, therefore, have some repurchase risk.
The overall level of unresolved repurchase demands and mortgage insurance rescissions outstanding at September 30, 2018, was $62 million, representing 294 loans, down from a year ago both in number of outstanding loans and in total dollar balances. The decrease was predominantly due to private investor demands which we resolved in third quarter 2018.
Our liability for mortgage repurchases, included in “Accrued expenses and other liabilities” in our consolidated balance sheet, represents our best estimate of the probable loss that we expect to incur for various representations and warranties in the contractual provisions of our sales of mortgage loans. The liability was $178 million at September 30, 2018, and $181 million at December 31, 2017. In third quarter 2018, we recorded a provision of $1 million predominantly due to loan sales, which decreased net gains on mortgage loan origination/sales activities, compared with a release of $6 million in third quarter 2017. We incurred net losses on repurchased loans and investor reimbursements totaling $2 million in third quarter 2018 and $3 million in third quarter 2017.

Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that are reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $201 million at September 30, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
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

•
Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same as in the base scenario across the alternative scenarios. In higher interest rate scenarios, customer activity that shifts balances into higher-yielding products could reduce expected net interest income.

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 30: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.0) - (0.5)	0.8 - 1.3	0.8 - 1.3
Key Rates at Horizon End
Fed Funds Target	3.00%	2.00	4.00	5.00
10-year CMT (1)	3.47	2.47	4.47	5.47
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.9) - (1.4)	1.2 - 1.7	2.0 - 2.5
Key Rates at Horizon End
Fed Funds Target	3.00%	2.00	4.00	5.00
10-year CMT (1)	3.81	2.81	4.81	5.81

(1)	U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense is predominantly driven by mortgage activity, and may move in the opposite direction of our net interest income. Typically, in response to higher interest rates, mortgage activity, primarily refinancing activity, generally declines. And in response to lower interest rates, mortgage activity generally increases. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
Interest rate sensitive noninterest income also results from changes in earnings credit for non-interest bearing deposits that reduce treasury management deposit service fees. Furthermore, for the trading portfolio, interest rate changes may result in net interest income compression (generally as interest rates rise) or expansion (generally as interest rates fall) that does not reflect the offsetting effects of certain economic hedges. Instead, as a result of GAAP requirements, the effects of such economic hedges are recorded in noninterest income.

Asset/Liability Management (continued)

We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2018, and December 31, 2017, are presented in Note 14 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by index-based financial instruments used as economic hedges for such ARMs. Additionally, hedge-carry income on our economic hedges for the MSRs may not continue at recent levels if the spread between short-term and long-term interest rates decreases, the overall level of hedges changes as interest rates change, or there are other changes in the market for mortgage forwards that affect the implied carry.
The total carrying value of our residential and commercial MSRs was $17.4 billion at September 30, 2018, and $15.0 billion at December 31, 2017. The weighted-average note rate on our portfolio of loans serviced for others was 4.29% at September 30, 2018, and 4.23% at December 31, 2017. The carrying value of our total MSRs represented 1.02% of mortgage loans serviced for others at September 30, 2018, and 0.88% of mortgage loans serviced for others at December 31, 2017.

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

Table 31 shows the Company’s Trading General VaR by risk category. As presented in Table 31, average Company Trading General VaR was $12 million for the quarter ended September 30, 2018, compared with $15 million for the quarter ended June 30, 2018, and $15 million for the quarter ended

September 30, 2017. The decrease in average Company Trading General VaR for the quarter ended September 30, 2018, compared with the quarter ended June 30, 2018, was mainly driven by changes in portfolio composition.
Table 31: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2018				June 30, 2018				September 30, 2017
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$13	17	11	55	17	18	15	20	18	26	18	35
Interest rate	18	18	6	52	18	17	11	24	7	13	7	20
Equity	5	5	4	7	8	7	5	16	13	11	9	14
Commodity	2	1	1	2	1	1	1	1	2	1	1	2
Foreign exchange	0	1	0	1	0	0	0	1	0	1	0	1
Diversification benefit (1)	(25)	(30)			(29)	(28)			(22)	(37)
Company Trading General VaR	$13	12			15	15			18	15

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

Liquidity Coverage Ratio As of September 30, 2018, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 32 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 32: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended September 30, 2018
HQLA (1)(2)	$366,558
Projected net cash outflows	295,813
LCR	124%
(1) Excludes excess HQLA at Wells Fargo Bank, N.A.
(2) Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity which are presented in Table 33. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary insured depository institutions required under the LCR rule.
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
Table 33: Primary Sources of Liquidity

	September 30, 2018			December 31, 2017
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$140,732	—	140,732	192,580	—	192,580
Debt securities of U.S. Treasury and federal agencies	49,855	953	48,902	51,125	964	50,161
Mortgage-backed securities of federal agencies (1)	242,166	30,161	212,005	246,894	46,062	200,832
Total	$432,753	31,114	401,639	490,599	47,026	443,573

(1)	Included in encumbered debt securities at September 30, 2018, were debt securities with a fair value of $534 million which were purchased in September 2018, but settled in October 2018.

In addition to our primary sources of liquidity shown in Table 33, liquidity is also available through the sale or financing of other debt securities including trading and/or available-for-sale debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. In addition, other debt securities in our held-to-maturity portfolio, to the extent not encumbered, may be pledged to obtain financing.

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 134% of total loans at September 30, 2018 and 140% at December 31, 2017.
Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Table 34 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 34: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$92,418	89,307	80,916	88,684	79,824
Commercial paper	—	—	—	—	—
Other short-term borrowings	13,033	15,189	16,291	14,572	13,987
Total	$105,451	104,496	97,207	103,256	93,811
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$92,141	89,138	86,535	88,197	81,980
Commercial paper	—	—	—	—	4
Other short-term borrowings	13,331	14,657	15,244	13,945	17,209
Total	$105,472	103,795	101,779	102,142	99,193
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$92,531	92,103	88,121	91,604	83,260
Commercial paper (2)	—	—	—	—	11
Other short-term borrowings (3)	14,270	15,272	16,924	14,948	18,301

(1)	Highest month-end balance in each of the last five quarters was in July, May and January 2018, and November and August 2017.

(2)	There were no month-end balances in third, second and first quarter 2018, and fourth quarter 2017; highest month-end balance in remaining quarter was in July 2017.

(3)	Highest month-end balance in each of the last five quarters was in July, May and January 2018, and November and July 2017.
Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $221.3 billion at September 30, 2018, decreased $3.7 billion from December 31, 2017. We issued $10.1 billion and $31.4 billion of long-term debt in the third quarter and first nine months of 2018, respectively. Table 35 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2018 and the following years thereafter, as of September 30, 2018.
Table 35: Maturity of Long-Term Debt

	September 30, 2018
(in millions)	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$153	6,683	13,335	17,766	17,748	51,116	106,801
Subordinated notes	581	—	—	—	—	24,667	25,248
Junior subordinated notes	—	—	—	—	—	1,562	1,562
Total long-term debt - Parent	$734	6,683	13,335	17,766	17,748	77,345	133,611
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$8,999	32,617	12,495	14,938	40	2,928	72,017
Subordinated notes	—	—	—	—	—	5,125	5,125
Junior subordinated notes	—	—	—	—	—	350	350
Securitizations and other bank debt	1,068	1,250	1,374	299	164	2,738	6,893
Total long-term debt - Bank	$10,067	33,867	13,869	15,237	204	11,141	84,385
Other consolidated subsidiaries
Senior notes	$769	1,148	—	958	—	379	3,254
Securitizations and other bank debt	73	—	—	—	—	—	73
Total long-term debt - Other consolidated subsidiaries	$842	1,148	—	958	—	379	3,327
Total long-term debt	$11,643	41,698	27,204	33,961	17,952	88,865	221,323
Parent In February 2017, the Parent filed a registration statement with the SEC for the issuance of senior and subordinated notes, preferred stock and other securities. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. As of September 30, 2018, the Parent was authorized by the Board to issue up to $180 billion in outstanding long-term debt. The Parent's long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At September 30, 2018, the Parent had available $37.0 billion in long-term debt issuance authority. During the first nine months of 2018, the Parent issued $1.2 billion of senior notes, of which $888 million were registered with the SEC. The Parent's short-term debt issuance

Asset/Liability Management (continued)

authority granted by the Board was limited to debt issued to affiliates, and was revoked by the Board at management's request in January 2018.
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

Wells Fargo Bank, N.A. As of September 30, 2018, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $99.6 billion in short-term debt issuance authority and $101.7 billion in long-term debt issuance authority. In April 2018, Wells Fargo Bank, N.A. established a new $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At September 30, 2018, Wells Fargo Bank, N.A. had remaining issuance capacity under the new bank note program of $50.0 billion in short-term senior notes and $43.0 billion in long-term senior or subordinated notes. During the first nine months of 2018, Wells Fargo Bank, N.A. issued $14.3 billion of unregistered senior notes, including $1.0 billion of senior redeemable floating rate notes issued in September 2018 with an interest rate indexed to the new Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York, and $6.0 billion of which were issued under a prior bank note program. SOFR is an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur over the course of the next few years. Accordingly, the FASB recently issued a pronouncement that includes SOFR, among others, as a permitted benchmark interest rate for the application of hedge accounting. See the “Risk

Factors” section in our 2017 Form 10-K for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced or discontinued.
In addition, during the first nine months of 2018, Wells Fargo Bank, N.A. executed advances of $17.7 billion with the Federal Home Loan Bank of Des Moines, and as of September 30, 2018, Wells Fargo Bank, N.A. had outstanding advances of $45.9 billion across the Federal Home Loan Bank System. Furthermore, in October 2018, Wells Fargo Bank, N.A. issued $3.3 billion of unregistered senior notes under the new bank note program and executed $6.5 billion in Federal Home Loan Bank advances.

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
During third quarter 2018, our ratings were affirmed by S&P Global Ratings, confirmed by DBRS, Inc. (DBRS), and affirmed by Fitch Ratings, Inc. Both the Parent and Wells Fargo Bank, N.A. remain among the highest-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2018, are presented in Table 36.

Table 36: Credit Ratings as of September 30, 2018

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody's	A2	P-1	Aa1	P-1
S&P Global Ratings	A-	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS	AA(low)	R-1(middle)	AA	R-1(high)
FEDERAL HOME LOAN BANK MEMBERSHIP The Federal Home Loan Banks (the FHLBs) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLBs based in Dallas, Des Moines and San Francisco. Each member of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $9.3 billion from December 31, 2017, predominantly from Wells Fargo net income of $16.3 billion, less common and preferred stock dividends of $7.1 billion. During third quarter 2018, we issued 9.0 million shares of common stock. During third quarter 2018, we repurchased 146.5 million shares of common stock in open market transactions and from employee benefit plans, at a cost of $8.4 billion. We entered into a $1 billion forward repurchase contract with an unrelated third party in October 2018 that is expected to settle in first quarter 2019 for approximately 19 million common shares. For additional information about our forward repurchase agreements, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
On September 17, 2018, we redeemed all of our 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, at a redemption price equal to $1,000 per share.

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
Because the Company has been designated as a G-SIB, we are also subject to the FRB’s rule implementing the additional capital surcharge of between 1.0-4.5% on G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The phase-in period for the G-SIB surcharge began on January 1, 2016 and will become fully effective on January 1, 2019. Based on year-end 2016 data, our 2018 G-SIB surcharge under method two is 2.0% of the Company’s RWAs, which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach (fully phased-in), our CET1 ratio of 11.91% exceeded the minimum of 9.0% by 291 basis points at September 30, 2018.
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
Table 37 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis

Capital Management (continued)

at September 30, 2018 and December 31, 2017. As of September 30, 2018, our CET1, tier 1, and total capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 37: Capital Components and Ratios (Fully Phased-In) (1)

		September 30, 2018			December 31, 2017
(in millions, except ratios)		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)	$148,855	148,855		154,022	154,022
Tier 1 Capital	(B)	170,342	170,342		177,466	177,466
Total Capital	(C)	200,921	209,229		208,395	218,159
Risk-Weighted Assets	(D)	1,189,464	1,250,215		1,225,939	1,285,563
Common Equity Tier 1 Capital Ratio	(A)/(D)	12.51%	11.91	*	12.56	11.98	*
Tier 1 Capital Ratio	(B)/(D)	14.32	13.63	*	14.48	13.80	*
Total Capital Ratio	(C)/(D)	16.90	16.73	*	17.00	16.97	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in. However, the requirements for calculating tier 2 and total capital are still in accordance with Transition Requirements. Accordingly, fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 38 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs, as well as the corresponding reconciliation of our fully phased-in regulatory capital amounts to GAAP financial measures.

Table 38 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at September 30, 2018 and December 31, 2017.
Table 38: Risk-Based Capital Calculation and Components

		September 30, 2018		December 31, 2017
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$199,679	199,679	208,079	208,079
Adjustments:
Preferred stock		(23,482)	(23,482)	(25,358)	(25,358)
Additional paid-in capital on ESOP preferred stock		(105)	(105)	(122)	(122)
Unearned ESOP shares		1,780	1,780	1,678	1,678
Noncontrolling interests		(938)	(938)	(1,143)	(1,143)
Total common stockholders' equity		176,934	176,934	183,134	183,134
Adjustments:
Goodwill		(26,425)	(26,425)	(26,587)	(26,587)
Certain identifiable intangible assets (other than MSRs)		(826)	(826)	(1,624)	(1,624)
Other assets (1)		(2,121)	(2,121)	(2,155)	(2,155)
Applicable deferred taxes (2)		829	829	962	962
Investment in certain subsidiaries and other		464	464	292	292
Common Equity Tier 1 (Fully Phased-In)		148,855	148,855	154,022	154,022
Effect of Transition Requirements (3)		—	—	743	743
Common Equity Tier 1 (Transition Requirements)		$148,855	148,855	154,765	154,765

Common Equity Tier 1 (Fully Phased-In)		$148,855	148,855	154,022	154,022
Preferred stock		23,482	23,482	25,358	25,358
Additional paid-in capital on ESOP preferred stock		105	105	122	122
Unearned ESOP shares		(1,780)	(1,780)	(1,678)	(1,678)
Other		(320)	(320)	(358)	(358)
Total Tier 1 capital (Fully Phased-In)	(A)	170,342	170,342	177,466	177,466
Effect of Transition Requirements (3)		—	—	743	743
Total Tier 1 capital (Transition Requirements)		$170,342	170,342	178,209	178,209

Total Tier 1 capital (Fully Phased-In)		$170,342	170,342	177,466	177,466
Long-term debt and other instruments qualifying as Tier 2		28,097	28,097	28,994	28,994
Qualifying allowance for credit losses (4)		2,648	10,956	2,196	11,960
Other		(166)	(166)	(261)	(261)
Total Tier 2 capital (Fully Phased-In)	(B)	30,579	38,887	30,929	40,693
Effect of Transition Requirements		695	695	1,195	1,195
Total Tier 2 capital (Transition Requirements)		$31,274	39,582	32,124	41,888

Total qualifying capital (Fully Phased-In)	(A)+(B)	$200,921	209,229	208,395	218,159
Total Effect of Transition Requirements		695	695	1,938	1,938
Total qualifying capital (Transition Requirements)		$201,616	209,924	210,333	220,097

Risk-Weighted Assets (RWAs) (5)(6):
Credit risk		$825,336	1,205,475	890,171	1,249,395
Market risk		44,740	44,740	36,168	36,168
Operational risk		319,388	N/A	299,600	N/A
Total RWAs (Fully Phased-In) (3)		$1,189,464	1,250,215	1,225,939	1,285,563

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)	Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in, so the effect of the transition requirements was $0 at September 30, 2018.

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

Capital Management (continued)

Table 39 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2018.

Table 39: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2017	$154,022
Net income applicable to common stock	14,978
Common stock dividends	(5,873)
Common stock issued, repurchased, and stock compensation-related items	(11,075)
Goodwill	162
Certain identifiable intangible assets (other than MSRs)	798
Other assets (1)	34
Applicable deferred taxes (2)	(133)
Investment in certain subsidiaries and other	(4,058)
Change in Common Equity Tier 1	(5,167)
Common Equity Tier 1 (Fully Phased-In) at September 30, 2018	$148,855

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 40 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2018.

Table 40: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2017	$1,225,939	1,285,563
Net change in credit risk RWAs	(64,835)	(43,920)
Net change in market risk RWAs	8,572	8,572
Net change in operational risk RWAs	19,788	—
Total change in RWAs	(36,475)	(35,348)
RWAs (Fully Phased-In) at September 30, 2018	$1,189,464	1,250,215

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
Table 41 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 41: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2018	Jun 30, 2018	Sep 30, 2017	Sep 30, 2018	Jun 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Total equity		$199,679	206,069	206,617	202,826	206,067	207,723	205,012	205,035
Adjustments:
Preferred stock		(23,482)	(25,737)	(25,576)	(24,219)	(26,021)	(25,780)	(25,459)	(25,600)
Additional paid-in capital on ESOP preferred stock		(105)	(116)	(130)	(115)	(129)	(136)	(132)	(142)
Unearned ESOP shares		1,780	2,051	1,904	2,026	2,348	2,114	2,292	2,226
Noncontrolling interests		(938)	(881)	(895)	(892)	(919)	(926)	(936)	(931)
Total common stockholders' equity	(A)	176,934	181,386	181,920	179,626	181,346	182,995	180,777	180,588
Adjustments:
Goodwill		(26,425)	(26,429)	(26,581)	(26,429)	(26,444)	(26,600)	(26,463)	(26,645)
Certain identifiable intangible assets (other than MSRs)		(826)	(1,091)	(1,913)	(958)	(1,223)	(2,056)	(1,221)	(2,314)
Other assets (1)		(2,121)	(2,160)	(2,282)	(2,083)	(2,271)	(2,231)	(2,195)	(2,163)
Applicable deferred taxes (2)		829	874	1,550	845	889	1,579	889	1,650
Tangible common equity	(B)	$148,391	152,580	152,694	151,001	152,297	153,687	151,787	151,116
Common shares outstanding	(C)	4,711.6	4,849.1	4,927.9	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$5,453	4,792	4,131	14,978	14,814
Book value per common share	(A)/(C)	$37.55	37.41	36.92	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	31.49	31.47	30.99	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	12.04%	10.60	8.96	11.08	10.97
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	14.33	12.62	10.66	13.19	13.11

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The SLR consists of Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of the total average on-balance sheet assets, plus off-balance sheet exposures, such as undrawn commitments and derivative exposures, less amounts permitted to be deducted from Tier 1 capital. The rule, which became effective on January 1, 2018, requires a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule also requires that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2% supplementary leverage buffer with a buffer equal to one-half of the firm’s G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6% SLR requirement for our insured depository institutions. At September 30, 2018, our SLR for the Company was 7.8% calculated under the Advanced Approach capital framework. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. See Table 42 for information regarding the calculation and components of the SLR.
Table 42: Supplementary Leverage Ratio

(in millions, except ratio)	Quarter ended September 30, 2018
Tier 1 capital	$170,342
Total average assets	1,876,283
Less: deductions from Tier 1 capital (1)	28,983
Total adjusted average assets	1,847,300
Adjustments:
Derivative exposures (2)	69,619
Repo-style transactions (3)	3,330
Other off-balance sheet exposures (4)	253,371
Total adjustments	326,320
Total leverage exposure	$2,173,620
Supplementary leverage ratio	7.8%

(1)	Amounts permitted to be deducted from Tier 1 capital primarily include goodwill and other intangible assets, net of associated deferred tax liabilities.

(2)	Represents adjustments for off balance sheet derivative exposures, and derivative collateral netting as defined for supplementary leverage ratio determination purposes.

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

OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which become effective on January 1, 2019, U.S. G-SIBs will be required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs will be required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer that will be added to the 18% minimum and (ii) an external TLAC leverage buffer equal to 2.0% of total leverage exposure that will be added to the 7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules will also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules will impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements. Under the Proposed SLR Rules, the 2% external TLAC leverage buffer would be replaced with a buffer equal to one-half of the firm’s G-SIB capital surcharge. Additionally, the Proposed SLR Rules would modify the leverage component for calculating the minimum amount of eligible unsecured long-term debt from 4.5% of total leverage exposure to 2.5% of total leverage exposure plus one-half of the firm’s G-SIB capital surcharge. As of September 30, 2018, we estimate that our eligible external TLAC as a percentage of total risk-weighted assets was 23.50% compared with an expected January 1, 2019 required minimum of 22.0%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
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
Federal banking regulators require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in October 2018. In October 2018, the FRB proposed a rule that would, among other things, eliminate the mid-cycle stress test requirement for banks beginning in 2020.

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

In January 2018, the Board authorized the repurchase of 350 million shares of our common stock. At September 30, 2018, we had remaining authority to repurchase approximately 188 million shares, subject to regulatory and legal conditions. In October 2018, the Board authorized the repurchase of an additional 350 million shares of our common stock. For more information about share repurchases during third quarter 2018, see Part II, Item 2 in this Report.
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
In connection with our participation in the Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP), we issued to the U.S. Treasury Department warrants to purchase 110,261,688 shares of our common stock with an original exercise price of $34.01 per share. The Board authorized the repurchase by the Company of up to $1 billion of the warrants. At September 30, 2018, there were 11,071,127 warrants outstanding, exercisable at an adjusted exercise price of $33.592 per share, and $452 million of unused warrant repurchase authority. Because the original expiration date was not a business day, the warrants expired on October 29, 2018. As of the close of business on October 29, 2018, 110,646 unexercised warrants expired, and the holders of the unexercised warrants are no longer entitled to receive any shares of our common stock.

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
The following supplements our discussion of the significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2017 Form 10-K and the “Regulatory Matters” section in our 2018 First and Second Quarter Reports on Form 10-Q.

CONSENT ORDERS WITH THE BCFP AND OCC REGARDING COMPLIANCE RISK MANAGEMENT PROGRAM, AUTOMOBILE COLLATERAL PROTECTION INSURANCE POLICIES, AND MORTGAGE INTEREST RATE LOCK EXTENSIONS On April 20, 2018, the Company entered into consent orders with the BCFP and OCC to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company's compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the BCFP and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company's internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company.

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

Current Accounting Developments (continued)

Current Accounting Developments
Table 43 provides the significant accounting updates applicable to us that have been issued by the FASB but are not yet effective.

Table 43: Current Accounting Developments – Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standard Update (ASU or Update) 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

The Update expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The Update adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.

The guidance is effective in first quarter 2019. The standard will have no impact upon adoption, but will once the market for SOFR derivatives develops over time and is used to hedge the Company's fixed-rate financial instruments and forecasted issuances or purchases of fixed-rate financial instruments.

ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Update requires all features in long-duration insurance contracts that meet the definition of a market risk benefit to be measured at fair value through earnings with changes in fair value attributable to own credit risk recognized in other comprehensive income. Currently, two measurement models exist for these features, fair value and insurance accrual. The Update requires the use of a standardized discount rate and routine updates for insurance assumptions used in valuing the liability for future policy benefits for traditional long-duration contracts. The Update also simplifies the amortization of deferred acquisition costs.

The guidance is effective on January 1, 2021. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will be measured at fair value as of the earliest period presented. The cumulative effect of changes in own credit risk will be recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect of own credit, will be recognized in the opening balance of retained earnings. Changes to the liability for future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented. The impact of the Update on our consolidated financial statements is still being evaluated.

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

We expect to adopt the guidance in first quarter 2019 using the optional transition method without restating 2018 and 2017 financial statements with comparable amounts. At adoption, we expect to have a cumulative effect adjustment of approximately $140 million to increase retained earnings related to deferred gains on our prior sale-leaseback transactions. The calculation of our operating lease right-of-use assets and liabilities, for approximately 7,000 leases, are expected to be $5 billion and $5.6 billion, respectively, and will continue to be refined as we complete our implementation process. We do not expect material changes to the timing of expense recognition on our operating leases or the recognition and measurement of our lessor accounting. While the increase to our consolidated total assets related to operating lease right-of-use assets will increase our risk-weighted assets and decrease our capital ratios, we do not expect these changes to be material.

In addition to the list above, the following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:

•
ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

•	ASU 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans—General (Subtopic 715-20):

Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

•	ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

•	ASU 2018-09 – Codification Improvements

•	ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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

Forward-Looking Statements (continued)

indemnify or reimburse third parties, and the credit quality of or losses on such repurchased mortgage loans;

•
negative effects relating to our mortgage servicing and foreclosure practices, as well as changes in industry standards or practices, regulatory or judicial requirements, penalties or fines, increased servicing and other costs or obligations, including loan modification requirements, or delays or moratoriums on foreclosures;

•
our ability to realize any efficiency ratio or expense target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;

•
the effect of the current interest rate environment or changes in interest rates on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2018, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Interest income
Debt securities (1)(2)	$3,595	3,253	$10,603	9,652
Mortgage loans held for sale (2)	210	217	587	590
Loans held for sale (1)	35	15	107	38
Loans	11,116	10,522	32,607	31,021
Equity securities (1)	280	186	732	560
Other interest income (1)	1,128	851	3,090	2,090
Total interest income (2)	16,364	15,044	47,726	43,951
Interest expense
Deposits (2)	1,499	869	3,857	2,082
Short-term borrowings	462	226	1,171	503
Long-term debt (2)	1,667	1,391	4,901	3,813
Other interest expense	164	109	446	309
Total interest expense (2)	3,792	2,595	10,375	6,707
Net interest income (2)	12,572	12,449	37,351	37,244
Provision for credit losses	580	717	1,223	1,877
Net interest income after provision for credit losses	11,992	11,732	36,128	35,367
Noninterest income
Service charges on deposit accounts	1,204	1,276	3,540	3,865
Trust and investment fees	3,631	3,609	10,989	10,808
Card fees	1,017	1,000	2,926	2,964
Other fees	850	877	2,496	2,644
Mortgage banking	846	1,046	2,550	3,422
Insurance	104	269	320	826
Net gains from trading activities (1)	158	120	592	543
Net gains on debt securities (3)	57	166	99	322
Net gains from equity securities (1)(4)	416	363	1,494	1,207
Lease income	453	475	1,351	1,449
Other (2)	633	199	1,720	1,045
Total noninterest income (2)	9,369	9,400	28,077	29,095
Noninterest expense
Salaries	4,461	4,356	13,289	12,960
Commission and incentive compensation	2,427	2,553	7,837	7,777
Employee benefits	1,377	1,279	4,220	4,273
Equipment	634	523	1,801	1,629
Net occupancy	718	716	2,153	2,134
Core deposit and other intangibles	264	288	794	864
FDIC and other deposit assessments	336	314	957	975
Other	3,546	4,322	11,736	11,072
Total noninterest expense	13,763	14,351	42,787	41,684
Income before income tax expense (2)	7,598	6,781	21,418	22,778
Income tax expense (2)	1,512	2,181	4,696	6,559
Net income before noncontrolling interests (2)	6,086	4,600	16,722	16,219
Less: Net income from noncontrolling interests	79	58	393	187
Wells Fargo net income (2)	$6,007	4,542	$16,329	16,032
Less: Preferred stock dividends and other	554	411	1,351	1,218
Wells Fargo net income applicable to common stock (2)	$5,453	4,131	$14,978	14,814
Per share information
Earnings per common share (2)	$1.14	0.83	$3.09	2.97
Diluted earnings per common share (2)	1.13	0.83	3.07	2.94
Average common shares outstanding	4,784.0	4,948.6	4,844.8	4,982.1
Diluted average common shares outstanding	4,823.2	4,996.8	4,885.0	5,035.4

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

(3)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $0 million and $5 million for third quarter 2018 and 2017, respectively. Of total OTTI, losses of $5 million and $7 million were recognized in earnings, and losses (reversal of losses) of $(5) million and $(2) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2018 and 2017, respectively. Total OTTI losses were $14 million and $54 million for the first nine months of 2018 and 2017, respectively. Of total OTTI, losses of $23 million and $107 million were recognized in earnings, and losses (reversal of losses) of $(9) million and $(53) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2018 and 2017, respectively.

(4)	Includes OTTI losses of $45 million and $84 million for third quarter 2018 and 2017, respectively, and $302 million and $186 million for the first nine months of 2018 and 2017, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Wells Fargo net income (1)	$6,007	4,542	16,329	16,032
Other comprehensive income (loss), before tax:
Debt securities (2):
Net unrealized gains (losses) arising during the period	(1,468)	891	(5,528)	2,825
Reclassification of net (gains) losses to net income	51	(200)	168	(522)
Derivatives and hedging activities (1):
Net unrealized gains (losses) arising during the period	(24)	104	(416)	18
Reclassification of net (gains) losses to net income	79	(105)	216	(460)
Defined benefit plans adjustments:
Net actuarial and prior service gains arising during the period	—	11	6	4
Amortization of net actuarial loss, settlements and other to net income	29	41	90	120
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(9)	39	(94)	86
Other comprehensive income (loss), before tax (1)	(1,342)	781	(5,558)	2,071
Income tax (expense) benefit related to other comprehensive income (1)	330	(289)	1,346	(753)
Other comprehensive income (loss), net of tax (1)	(1,012)	492	(4,212)	1,318
Less: Other comprehensive loss from noncontrolling interests	—	(34)	(1)	(29)
Wells Fargo other comprehensive income (loss), net of tax (1)	(1,012)	526	(4,211)	1,347
Wells Fargo comprehensive income (1)	4,995	5,068	12,118	17,379
Comprehensive income from noncontrolling interests	79	24	392	158
Total comprehensive income (1)	$5,074	5,092	12,510	17,537

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(2)
The quarter and nine months ended September 30, 2017, includes net unrealized gains (losses) arising during the period from equity securities of $(13) million and $113 million and reclassification of net (gains) losses to net income related to equity securities of $(106) million and $(323) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and nine months ended September 30, 2018, reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and due from banks	$18,791	23,367
Interest-earning deposits with banks (1)	140,732	192,580
Total cash, cash equivalents, and restricted cash (1)	159,523	215,947
Federal funds sold and securities purchased under resale agreements (1)	83,471	80,025
Debt securities:
Trading, at fair value (2)	65,188	57,624
Available-for-sale, at fair value (2)	262,964	276,407
Held-to-maturity, at cost (fair value $139,036 and $138,985)	144,131	139,335
Mortgage loans held for sale (includes $13,885 and $16,116 carried at fair value) (3)	19,225	20,070
Loans held for sale (includes $1,266 and $1,023 carried at fair value) (2)	1,765	1,131
Loans (includes $286 and $376 carried at fair value) (3)	942,300	956,770
Allowance for loan losses	(10,021)	(11,004)
Net loans	932,279	945,766
Mortgage servicing rights:
Measured at fair value	15,980	13,625
Amortized	1,414	1,424
Premises and equipment, net	8,802	8,847
Goodwill	26,425	26,587
Derivative assets	11,811	12,228
Equity securities (includes $38,322 and $39,227 carried at fair value) (2)	61,755	62,497
Other assets (2)	78,248	90,244
Total assets (4)	$1,872,981	1,951,757
Liabilities
Noninterest-bearing deposits	$352,869	373,722
Interest-bearing deposits	913,725	962,269
Total deposits	1,266,594	1,335,991
Short-term borrowings	105,451	103,256
Derivative liabilities	8,586	8,796
Accrued expenses and other liabilities	71,348	70,615
Long-term debt	221,323	225,020
Total liabilities (5)	1,673,302	1,743,678
Equity
Wells Fargo stockholders' equity:
Preferred stock	23,482	25,358
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,738	60,893
Retained earnings	154,576	145,263
Cumulative other comprehensive income (loss)	(6,873)	(2,144)
Treasury stock – 770,250,428 shares and 590,194,846 shares	(40,538)	(29,892)
Unearned ESOP shares	(1,780)	(1,678)
Total Wells Fargo stockholders' equity	198,741	206,936
Noncontrolling interests	938	1,143
Total equity	199,679	208,079
Total liabilities and equity	$1,872,981	1,951,757

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

(4)
Our consolidated assets at September 30, 2018, and December 31, 2017, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $112 million and $116 million; Interest-earning deposits with banks, $8 million and $371 million; Debt securities, $0 million at both period ends; Net loans, $12.7 billion and $12.5 billion; Derivative assets, $0 million at both period ends; Equity securities, $61 million and $306 million; Other assets, $210 million and $342 million; and Total assets, $13.1 billion and $13.6 billion, respectively.

(5)
Our consolidated liabilities at September 30, 2018, and December 31, 2017, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $0 million and $5 million; Accrued expenses and other liabilities, $154 million and $132 million; Long-term debt, $871 million and $1.5 billion; and Total liabilities, $1.0 billion and $1.6 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance June 30, 2018	12,055,984	$25,737	4,849,067,854	$9,136
Adoption of accounting standard related to reclassification of certain tax effects from cumulative other comprehensive income (1)
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			4,131,347
Common stock repurchased			(146,487,043)
Preferred stock redeemed (2)	(2,150,375)	(1,995)
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	(260,257)	(260)	4,848,888
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(2,410,632)	(2,255)	(137,506,808)	—
Balance September 30, 2018	9,645,352	$23,482	4,711,561,046	$9,136
Balance June 30, 2017	12,104,127	$25,785	4,966,770,050	$9,136
Net income (3)
Other comprehensive income (loss), net of tax (3)
Noncontrolling interests
Common stock issued			6,345,864
Common stock repurchased			(49,022,535)
Preferred stock redeemed	—	—
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	(208,344)	(209)	3,777,769
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change (3)	(208,344)	(209)	(38,898,902)	—
Balance September 30, 2017 (3)	11,895,783	$25,576	4,927,871,148	$9,136

(1)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the third quarter of 2018. For additional information, see Note 1.

(2)	Represents the impact of the redemption of preferred stock, series J, in third quarter 2018.

(3)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

						Quarter ended September 30,
			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
59,644	150,803	(5,461)	(32,620)	(2,051)	205,188	881	206,069
	400	(400)			—		—
	6,007				6,007	79	6,086
		(1,012)			(1,012)	—	(1,012)
					—	(22)	(22)
(58)			214		156		156
1,000			(8,382)		(7,382)		(7,382)
	(155)				(2,150)		(2,150)
					—		—
(11)				271	260		260
6			254		—		—
(36)					(36)		(36)
					—		—
18	(2,080)				(2,062)		(2,062)
	(399)				(399)		(399)
202					202		202
(27)			(4)		(31)		(31)
1,094	3,773	(1,412)	(7,918)	271	(6,447)	57	(6,390)
60,738	154,576	(6,873)	(40,538)	(1,780)	198,741	938	199,679
60,689	139,366	(2,148)	(25,675)	(2,119)	205,034	915	205,949
	4,542				4,542	58	4,600
		526			526	(34)	492
					—	(44)	(44)
(61)			315		254		254
—			(2,601)		(2,601)		(2,601)
—					—		—
					—		—
(6)				215	209		209
20			189		—		—
(19)					(19)		(19)
					—		—
12	(1,948)				(1,936)		(1,936)
	(411)				(411)		(411)
135					135		135
(11)			—		(11)		(11)
70	2,183	526	(2,097)	215	688	(20)	668
60,759	141,549	(1,622)	(27,772)	(1,904)	205,722	895	206,617

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2017	11,677,235	$25,358	4,891,616,628	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2018	11,677,235	$25,358	4,891,616,628	$9,136
Adoption of accounting standard related to reclassification of certain tax effects from cumulative other comprehensive income (2)
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			34,391,135
Common stock repurchased			(232,826,228)
Preferred stock redeemed (3)	(2,150,375)	(1,995)
Preferred stock issued to ESOP	1,100,000	1,100
Preferred stock released by ESOP
Preferred stock converted to common shares	(981,508)	(981)	18,379,511
Common stock warrants repurchased / exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(2,031,883)	(1,876)	(180,055,582)	—
Balance September 30, 2018	9,645,352	$23,482	4,711,561,046	$9,136
Balance December 31, 2016	11,532,712	$24,551	5,016,109,326	$9,136
Cumulative effect from change in hedge accounting (4)
Balance January 1, 2017	11,532,712	$24,551	5,016,109,326	$9,136
Net income (5)
Other comprehensive income (loss), net of tax (5)
Noncontrolling interests
Common stock issued			45,738,310
Common stock repurchased			(145,143,692)
Preferred stock redeemed	—	—
Preferred stock issued to ESOP	950,000	950
Preferred stock released by ESOP
Preferred stock converted to common shares	(614,529)	(615)	11,167,204
Common stock warrants repurchased / exercised
Preferred stock issued	27,600	690
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change (5)	363,071	1,025	(88,238,178)	—
September 30, 2017 (5)	11,895,783	$25,576	4,927,871,148	$9,136

(1)
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

(2)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the third quarter of 2018. For additional information, see Note 1.

(3)	Represents the impact of the redemption of preferred stock, series J, in third quarter 2018.

(4)	Effective January 1, 2017, we adopted changes in hedge accounting pursuant to ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

(5)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

The accompanying notes are an integral part of these statements.

						Nine months ended September 30,
			Wells Fargo stockholders' equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders' equity	Noncontrolling interests	Total equity
60,893	145,263	(2,144)	(29,892)	(1,678)	206,936	1,143	208,079
	94	(118)			(24)		(24)
60,893	145,357	(2,262)	(29,892)	(1,678)	206,912	1,143	208,055
	400	(400)			—		—
	16,329				16,329	393	16,722
		(4,211)			(4,211)	(1)	(4,212)
7					7	(597)	(590)
(53)	(231)		1,721		1,437		1,437
—			(13,334)		(13,334)		(13,334)
	(155)				(2,150)		(2,150)
43				(1,143)	—		—
(60)				1,041	981		981
33			948		—		—
(194)					(194)		(194)
—					—		—
48	(5,921)				(5,873)		(5,873)
	(1,203)				(1,203)		(1,203)
897					897		897
(876)			19		(857)		(857)
(155)	9,219	(4,611)	(10,646)	(102)	(8,171)	(205)	(8,376)
60,738	154,576	(6,873)	(40,538)	(1,780)	198,741	938	199,679
60,234	133,075	(3,137)	(22,713)	(1,565)	199,581	916	200,497
	(381)	168			(213)		(213)
60,234	132,694	(2,969)	(22,713)	(1,565)	199,368	916	200,284
	16,032				16,032	187	16,219
		1,347			1,347	(29)	1,318
1					1	(179)	(178)
(87)	(184)		2,183		1,912		1,912
750			(7,813)		(7,063)		(7,063)
—					—		—
31				(981)	—		—
(27)				642	615		615
61			554		—		—
(87)					(87)		(87)
(13)					677		677
37	(5,775)				(5,738)		(5,738)
	(1,218)				(1,218)		(1,218)
669					669		669
(810)			17		(793)		(793)
525	8,855	1,347	(5,059)	(339)	6,354	(21)	6,333
60,759	141,549	(1,622)	(27,772)	(1,904)	205,722	895	206,617

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income before noncontrolling interests (2)	$16,722	16,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,223	1,877
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	(1,057)	828
Depreciation, amortization and accretion	4,222	3,794
Other net (gains) losses (1)(2)	(8,919)	284
Stock-based compensation	1,859	1,595
Originations and purchases of mortgage loans held for sale (1)	(120,006)	(134,319)
Proceeds from sales of and paydowns on mortgage loans held for sale (1)	90,714	97,059
Net change in:
Debt and equity securities, held for trading (1)	24,709	28,572
Loans held for sale (1)	(530)	163
Deferred income taxes	940	1,748
Derivative assets and liabilities (2)	315	(4,038)
Other assets (2)	9,738	2,176
Other accrued expenses and liabilities (2)	1,109	2,386
Net cash provided by operating activities	21,039	18,344
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements (3)	(4,448)	(8,562)
Available-for-sale debt securities:
Proceeds from sales (1)	7,088	37,069
Prepayments and maturities (1)	28,360	35,387
Purchases (1)	(41,495)	(74,248)
Held-to-maturity debt securities:
Paydowns and maturities	8,509	7,557
Equity securities, not held for trading:
Proceeds from sales and capital returns (1)	4,481	3,979
Purchases (1)	(3,937)	(2,588)
Loans:
Loans originated by banking subsidiaries, net of principal collected (4)	(2,965)	5,568
Proceeds from sales (including participations) of loans held for investment	12,356	8,473
Purchases (including participations) of loans	(896)	(2,436)
Principal collected on nonbank entities’ loans (4)	5,110	5,968
Loans originated by nonbank entities (4)	(5,760)	(4,199)
Net cash paid for acquisitions	(10)	(23)
Proceeds from sales of foreclosed assets and short sales	2,781	4,175
Other, net	1,317	(1,336)
Net cash provided by investing activities	10,491	14,784
Cash flows from financing activities:
Net change in:
Deposits	(69,371)	627
Short-term borrowings	2,195	4,655
Long-term debt:
Proceeds from issuance	31,397	38,358
Repayment	(29,419)	(60,103)
Preferred stock:
Proceeds from issuance	—	677
Redeemed	(2,150)	—
Cash dividends paid	(1,211)	(1,226)
Common stock:
Proceeds from issuance	548	905
Stock tendered for payment of withholding taxes	(322)	(376)
Repurchased	(13,334)	(7,063)
Cash dividends paid	(5,730)	(5,605)
Net change in noncontrolling interests	(364)	(72)
Other, net	(193)	(94)
Net cash used by financing activities	(87,954)	(29,317)
Net change in cash, cash equivalents, and restricted cash (3)	(56,424)	3,811
Cash, cash equivalents, and restricted cash at beginning of period (3)	215,947	221,043
Cash, cash equivalents, and restricted cash at end of period (3)	$159,523	224,854
Supplemental cash flow disclosures:
Cash paid for interest	$10,108	6,514
Cash paid for income taxes	1,921	4,687

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
Table 1.1 provides a summary of our reporting changes implemented in connection with our adoption of ASU 2016-01 in first quarter 2018.

Note 1: Summary of Significant Accounting Policies (continued)

Table 1.1: Summary of Reporting Changes

Financial instrument or transaction type	As previously reported	Revised reporting
Balance Sheet
Marketable equity securities	Trading assets and available for sale investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other assets	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)

Income Statement
Interest income:
Marketable equity securities	Trading assets and investment securities	Equity securities (new caption)
Nonmarketable equity securities	Other	Equity securities (new caption)
Loans held for trading	Trading assets	Loans held for sale
Debt securities held for trading	Trading assets	Debt securities (formerly “Investment securities”)
Noninterest income:
Deferred compensation gains (1)	Net gains from trading activities	Net gains from equity securities

(1)	Reclassification of net gains and losses on marketable equity securities economically hedging our deferred compensation obligations.
Table 1.2 summarizes financial assets and liabilities by form and measurement accounting model.
Table 1.2: Accounting Model for Financial Assets and Liabilities

Balance sheet caption	Measurement model(s)	Financial statement Note reference
Cash and due from banks	Cost	N/A
Interest-earning deposits with banks	Cost	N/A
Federal funds sold and securities purchased under resale agreements	Amortized cost	N/A
Debt securities:
Trading	FV-NI (1)	Note 4: Trading Activities Note 15: Fair Values of Assets and Liabilities
Available-for-sale	FV-OCI (2)	Note 5: Available-for-Sale and Held-to-Maturity Debt Securities Note 15: Fair Values of Assets and Liabilities
Held-to-maturity	Amortized cost	Note 5: Available-for-Sale and Held-to-Maturity Debt Securities
Mortgage loans held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans held for sale	FV-NI (1) LOCOM (3)	Note 15: Fair Values of Assets and Liabilities
Loans	Amortized cost FV-NI (1)	Note 6: Loans and Allowance for Credit Losses Note 15: Fair Values of Assets and Liabilities
Derivative assets and liabilities	FV-NI (1) FV-OCI (2)	Note 4: Trading Activities Note 14: Derivatives Note 15: Fair Values of Assets and Liabilities
Equity securities:
Marketable	FV-NI (1)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Nonmarketable	FV-NI (1) Cost method Equity method MA (4)	Note 4: Trading Activities Note 7: Equity Securities Note 15: Fair Values of Assets and Liabilities
Other assets	Amortized cost (5)	Note 8: Other Assets
Deposits	Amortized cost	N/A
Short-term borrowings	Amortized cost	N/A
Long-term debt	Amortized cost	N/A

(1)	FV-NI represents the fair value through net income accounting model.

(2)	FV-OCI represents the fair value through other comprehensive income accounting model.

(3)	LOCOM represents the lower of cost or fair value accounting model.

(4)	MA represents the measurement alternative accounting model.

(5)	Other assets are generally carried at amortized cost, except for bank-owned life insurance which is carried at cash surrender value.
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

In third quarter 2018, we adopted the following new accounting guidance:

•	ASU 2018-02 – Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

ASU 2018-02 allows a reclassification to update amounts in accumulated other comprehensive income to an appropriate tax rate under the Tax Cuts & Jobs Act. In third quarter 2018, we reclassified $400 million resulting in a reduction of accumulated other comprehensive income and an increase to retained earnings. For additional information, see Note 20: Other Comprehensive Income. In addition, we recognized $104 million of additional tax expense associated with the re-measurement of our initial estimates for the impacts of the Tax Cuts & Jobs Act, in accordance with ASC Topic 740, Income Taxes and SEC Staff Accounting Bulletin 118. These adjustments were included in income tax expense. We continue to collect and analyze data related to our provisional tax estimates and monitor interpretations that emerge for various provisions of the Tax Act. We anticipate the re-measurements will be finalized upon completion of our U.S. tax filings in the fourth quarter.

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
We had no unsettled private share repurchase contracts at both September 30, 2018 and September 30, 2017.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2018	2017
Trading debt securities retained from securitization of MLHFS	$28,761	43,394
Transfers from loans to MLHFS	4,456	4,015
Transfers from loans to LHFS	2,542	681
Transfers from available-for-sale debt securities to held-to-maturity debt securities	13,372	50,405

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2018, and, except as disclosed elsewhere in the footnotes, there have been no material events that would require recognition in our third quarter 2018 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
We completed no new acquisitions during the first nine months of 2018 and had no business combinations pending as of September 30, 2018.

We completed the sale of Wells Fargo Shareowner Services in February 2018 and the sale of the automobile lending business of Reliable Financial Services, Inc. and Reliable Finance Holding Company in August 2018. In June 2018, we announced plans to divest 52 branches in Indiana, Ohio, Michigan and part of Wisconsin. Included with the sale are approximately $2 billion of deposits as of September 30, 2018. The final amount of deposits that will be divested could differ.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Sep 30, 2018	Dec 31, 2017
Average required reserve balance for FRB (1)	$12,798	12,306
Reserve balance for non-U.S. central banks	554	617
Segregated for benefit of brokerage customers under federal and other brokerage regulations	698	666
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	120	487

(1)	FRB required reserve balance represents average for the first nine months of 2018 and for the year ended December 31, 2017.

We are subject to additional loan and dividend restrictions. We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $15.6 billion at September 30, 2018, without obtaining prior regulatory approval. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), and Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, each an indirect subsidiary of the Parent, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers. Based on retained earnings at September 30, 2018, our nonbank subsidiaries could have declared additional dividends of $25.5 billion at September 30, 2018, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2017 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the Company to repurchase or redeem common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.43 per share as declared by the Company’s Board of Directors on October 23, 2018, payable on December 1, 2018.

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
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Sep 30,	Dec 31,
(in millions)	2018	2017
Trading assets:
Debt securities	$65,188	57,624
Equity securities	26,138	30,004
Loans held for sale	1,266	1,023
Gross trading derivative assets	30,302	31,340
Netting (1)	(19,188)	(19,629)
Total trading derivative assets	11,114	11,711
Total trading assets	103,706	100,362
Trading liabilities:
Short sale	23,992	18,472
Gross trading derivative liabilities	29,268	31,386
Netting (1)	(21,842)	(23,062)
Total trading derivative liabilities	7,426	8,324
Total trading liabilities	$31,418	26,796

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Interest income (1):
Debt securities	$723	607	2,043	1,678
Equity securities	178	125	447	370
Loans held for sale	20	11	43	29
Total interest income	921	743	2,533	2,077
Less: Interest expense (2)	157	107	429	305
Net interest income	764	636	2,104	1,772

Net gains (losses) from trading activities:
Debt securities	(369)	52	(1,008)	348
Equity securities	1,129	717	25	2,143
Loans held for sale	3	6	18	42
Derivatives (3)	(605)	(655)	1,557	(1,990)
Total net gains from trading activities (4)	158	120	592	543
Total trading-related net interest and noninterest income	$922	756	2,696	2,315

(1)	Represents interest and dividend income earned on trading securities.

(2)	Represents interest and dividend expense incurred on trading securities we have sold but have not yet purchased.

(3)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

(4)	Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions, attributable to the type of asset or liability.

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
Table 5.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,347	1	(161)	6,187
Securities of U.S. states and political subdivisions (1)	47,565	984	(333)	48,216
Mortgage-backed securities:
Federal agencies	158,584	289	(5,362)	153,511
Residential	2,789	179	(2)	2,966
Commercial	3,910	67	(4)	3,973
Total mortgage-backed securities	165,283	535	(5,368)	160,450
Corporate debt securities	6,365	273	(24)	6,614
Collateralized loan and other debt obligations (2)	35,973	239	(18)	36,194
Other (3)	5,189	120	(6)	5,303
Total available-for-sale debt securities	266,722	2,152	(5,910)	262,964
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,743	—	(1,075)	43,668
Securities of U.S. states and political subdivisions	6,293	15	(157)	6,151
Federal agency and other mortgage-backed securities (4)	93,020	7	(3,885)	89,142
Collateralized loan obligations	75	—	—	75
Other (3)	—	—	—	—
Total held-to-maturity debt securities	144,131	22	(5,117)	139,036
Total	$410,853	2,174	(11,027)	402,000
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$6,425	2	(108)	6,319
Securities of U.S. states and political subdivisions (1)	50,733	1,032	(439)	51,326
Mortgage-backed securities:
Federal agencies	160,561	930	(1,272)	160,219
Residential	4,356	254	(2)	4,608
Commercial	4,487	80	(2)	4,565
Total mortgage-backed securities	169,404	1,264	(1,276)	169,392
Corporate debt securities	7,343	363	(40)	7,666
Collateralized loan and other debt obligations (2)	35,675	384	(3)	36,056
Other (3)	5,516	137	(5)	5,648
Total available-for-sale debt securities	275,096	3,182	(1,871)	276,407
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,720	189	(103)	44,806
Securities of U.S. states and political subdivisions	6,313	84	(43)	6,354
Federal agency and other mortgage-backed securities (4)	87,527	201	(682)	87,046
Collateralized loan obligations	661	4	—	665
Other (3)	114	—	—	114
Total held-to-maturity debt securities	139,335	478	(828)	138,985
Total	$414,431	3,660	(2,699)	415,392

(1)
Available-for-sale debt securities include investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The cost basis and fair value of these types of securities was $6.2 billion each at September 30, 2018, and $5.2 billion each at December 31, 2017.

(2)
Available-for-sale debt securities include collateralized debt obligations (CDOs) with a cost basis and fair value of $690 million and $843 million, respectively, at September 30, 2018, and $887 million and $1.0 billion, respectively, at December 31, 2017.

(3)
The “Other” category of available-for-sale debt securitieslargely includes asset-backed securities collateralized by student loans. Included in the “Other” category of held-to-maturity debt securities are asset-backed securities collateralized by automobile leases or loans and cash with a cost basis and fair value of $0 million each at September 30, 2018, and $114 million each at December 31, 2017.

(4)	Predominantly consists of federal agency mortgage-backed securities at both September 30, 2018 and December 31, 2017.

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
Table 5.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(32)	1,705	(129)	4,444	(161)	6,149
Securities of U.S. states and political subdivisions	(26)	7,207	(307)	8,737	(333)	15,944
Mortgage-backed securities:
Federal agencies	(2,165)	82,975	(3,197)	63,029	(5,362)	146,004
Residential	(1)	169	(1)	52	(2)	221
Commercial	(3)	438	(1)	60	(4)	498
Total mortgage-backed securities	(2,169)	83,582	(3,199)	63,141	(5,368)	146,723
Corporate debt securities	(12)	658	(12)	246	(24)	904
Collateralized loan and other debt obligations	(17)	8,725	(1)	165	(18)	8,890
Other	(2)	476	(4)	153	(6)	629
Total available-for-sale debt securities	(2,258)	102,353	(3,652)	76,886	(5,910)	179,239
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(871)	39,298	(204)	4,370	(1,075)	43,668
Securities of U.S. states and political subdivisions	(62)	3,101	(95)	1,922	(157)	5,023
Federal agency and other mortgage-backed securities	(1,166)	37,313	(2,719)	50,258	(3,885)	87,571
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(2,099)	79,712	(3,018)	56,550	(5,117)	136,262
Total	$(4,357)	182,065	(6,670)	133,436	(11,027)	315,501
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(27)	4,065	(81)	2,209	(108)	6,274
Securities of U.S. states and political subdivisions	(17)	6,179	(422)	11,766	(439)	17,945
Mortgage-backed securities:
Federal agencies	(243)	52,559	(1,029)	44,691	(1,272)	97,250
Residential	(1)	47	(1)	58	(2)	105
Commercial	(1)	101	(1)	133	(2)	234
Total mortgage-backed securities	(245)	52,707	(1,031)	44,882	(1,276)	97,589
Corporate debt securities	(4)	239	(36)	503	(40)	742
Collateralized loan and other debt obligations	(1)	373	(2)	146	(3)	519
Other	(1)	37	(4)	483	(5)	520
Total available-for-sale debt securities	(295)	63,600	(1,576)	59,989	(1,871)	123,589
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(69)	11,255	(34)	1,490	(103)	12,745
Securities of U.S. states and political subdivisions	(5)	500	(38)	1,683	(43)	2,183
Federal agency and other mortgage-backed securities	(198)	29,713	(484)	28,244	(682)	57,957
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(272)	41,468	(556)	31,417	(828)	72,885
Total	$(567)	105,068	(2,132)	91,406	(2,699)	196,474

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
For descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Investment Securities) to Financial Statements in our 2017 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first nine months of 2018.
Table 5.3 shows the gross unrealized losses and fair value of the available-for-sale and held-to-maturity debt securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors

Service (Moody’s). Credit ratings express opinions about the credit quality of a debt security. Debt securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. We have also included debt securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated debt securities categorized as investment grade based on internal credit grades were $23 million and $5.5 billion, respectively, at September 30, 2018, and $32 million and $6.9 billion, respectively, at December 31, 2017. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(161)	6,149	—	—
Securities of U.S. states and political subdivisions	(314)	15,661	(19)	283
Mortgage-backed securities:
Federal agencies	(5,362)	146,004	—	—
Residential	(1)	147	(1)	74
Commercial	(1)	429	(3)	69
Total mortgage-backed securities	(5,364)	146,580	(4)	143
Corporate debt securities	(4)	276	(20)	628
Collateralized loan and other debt obligations	(18)	8,890	—	—
Other	(3)	358	(3)	271
Total available-for-sale debt securities	(5,864)	177,914	(46)	1,325
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(1,075)	43,668	—	—
Securities of U.S. states and political subdivisions	(157)	5,023	—	—
Federal agency and other mortgage-backed securities	(3,873)	87,188	(12)	383
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(5,105)	135,879	(12)	383
Total	$(10,969)	313,793	(58)	1,708
December 31, 2017
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(108)	6,274	—	—
Securities of U.S. states and political subdivisions	(412)	17,763	(27)	182
Mortgage-backed securities:
Federal agencies	(1,272)	97,250	—	—
Residential	(1)	42	(1)	63
Commercial	(1)	183	(1)	51
Total mortgage-backed securities	(1,274)	97,475	(2)	114
Corporate debt securities	(13)	304	(27)	438
Collateralized loan and other debt obligations	(3)	519	—	—
Other	(2)	469	(3)	51
Total available-for-sale debt securities	(1,812)	122,804	(59)	785
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(103)	12,745	—	—
Securities of U.S. states and political subdivisions	(43)	2,183	—	—
Federal agency and other mortgage-backed securities	(680)	57,789	(2)	168
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(826)	72,717	(2)	168
Total	$(2,638)	195,521	(61)	953

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

Table 5.4: Contractual Maturities

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2018
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$6,187	1.60%	$46	1.96%	$6,094	1.59%	$47	1.89%	$—	—%
Securities of U.S. states and political subdivisions	48,216	4.73	4,216	2.75	6,507	3.33	4,251	3.31	33,242	5.43
Mortgage-backed securities:
Federal agencies	153,511	3.38	—	—	63	3.52	2,396	2.66	151,052	3.39
Residential	2,966	3.88	—	—	16	5.84	7	2.77	2,943	3.88
Commercial	3,973	3.55	—	—	—	—	311	3.50	3,662	3.56
Total mortgage-backed securities	160,450	3.39	—	—	79	4.01	2,714	2.75	157,657	3.41
Corporate debt securities	6,614	5.09	372	5.82	2,505	5.28	3,008	4.75	729	5.47
Collateralized loan and other debt obligations	36,194	3.77	—	—	33	3.73	10,592	3.78	25,569	3.76
Other	5,303	3.09	19	4.82	834	3.56	1,083	2.32	3,367	3.21
Total available-for-sale debt securities at fair value	$262,964	3.68%	$4,653	2.99%	$16,052	2.99%	$21,695	3.62%	$220,564	3.76%
December 31, 2017
Available-for-sale debt securities (1):					`
Fair value:
Securities of U.S. Treasury and federal agencies	$6,319	1.59%	$81	1.37%	$6,189	1.59%	$49	1.89%	$—	—%
Securities of U.S. states and political subdivisions	51,326	5.88	2,380	3.47	9,484	3.42	2,276	4.63	37,186	6.75
Mortgage-backed securities:
Federal agencies	160,219	3.27	15	2.03	210	3.08	5,534	2.82	154,460	3.28
Residential	4,608	3.52	—	—	24	5.67	11	2.46	4,573	3.51
Commercial	4,565	3.45	—	—	—	—	166	2.69	4,399	3.48
Total mortgage-backed securities	169,392	3.28	15	2.03	234	3.35	5,711	2.82	163,432	3.30
Corporate debt securities	7,666	5.12	443	5.54	2,738	5.56	3,549	4.70	936	5.26
Collateralized loan and other debt obligations	36,056	2.98	—	—	50	1.68	15,008	2.96	20,998	3.00
Other	5,648	2.46	71	3.56	463	2.72	1,466	2.13	3,648	2.53
Total available-for-sale debt securities at fair value	$276,407	3.72%	$2,990	3.70%	$19,158	3.11%	$28,059	3.24%	$226,200	3.83%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.

Table 5.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 5.5: Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2018
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,743	2.12%	$—	—%	$32,349	2.04%	$12,394	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,293	4.93	—	—	52	5.90	1,118	4.97	5,123	4.91
Federal agency and other mortgage-backed securities	93,020	3.09	—	—	15	3.40	11	3.10	92,994	3.09
Collateralized loan obligations	75	3.52	—	—	—	—	75	3.52	—	—
Other	—	—	—	—	—	—	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$144,131	2.87%	$—	—%	$32,416	2.05%	$13,598	2.54%	$98,117	3.19%
December 31, 2017
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,720	2.12%	$—	—%	$32,330	2.04%	$12,390	2.32%	$—	—%
Securities of U.S. states and political subdivisions	6,313	6.02	—	—	50	7.18	695	6.31	5,568	5.98
Federal agency and other mortgage-backed securities	87,527	3.11	—	—	15	2.81	11	2.49	87,501	3.11
Collateralized loan obligations	661	2.86	—	—	—	—	661	2.86	—	—
Other	114	1.83	—	—	114	1.83	—	—	—	—
Total held-to-maturity debt securities at amortized cost	$139,335	2.92%	$—	—%	$32,509	2.05%	$13,757	2.55%	$93,069	3.28%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 5.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 5.6: Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
September 30, 2018
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$43,668	—	31,700	11,968	—
Securities of U.S. states and political subdivisions	6,151	—	50	1,111	4,990
Federal agency and other mortgage-backed securities	89,142	—	15	11	89,116
Collateralized loan obligations	75	—	—	75	—
Other	—	—	—	—	—
Total held-to-maturity debt securities at fair value	$139,036	—	31,765	13,165	94,106
December 31, 2017
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$44,806	—	32,388	12,418	—
Securities of U.S. states and political subdivisions	6,354	—	49	701	5,604
Federal agency and other mortgage-backed securities	87,046	—	15	11	87,020
Collateralized loan obligations	665	—	—	665	—
Other	114	—	114	—	—
Total held-to-maturity debt securities at fair value	$138,985	—	32,566	13,795	92,624

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Realized Gains and Losses
Table 5.7 shows the gross realized gains and losses on sales and OTTI write-downs related to available-for-sale debt securities.
Table 5.7: Realized Gains and Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Gross realized gains	$65	191	139	531
Gross realized losses	(3)	(18)	(17)	(102)
OTTI write-downs	(5)	(7)	(23)	(107)
Net realized gains from available-for-sale debt securities	$57	166	99	322

Other-Than-Temporarily Impaired Debt Securities
Table 5.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities. There were no

OTTI write-downs on held-to-maturity debt securities during the first nine months of 2018 and 2017.
Table 5.8: Detail of OTTI Write-downs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Debt securities OTTI write-downs included in earnings:
Securities of U.S. states and political subdivisions	$—	1	2	9
Mortgage-backed securities:
Residential	—	1	2	7
Commercial	1	4	15	70
Corporate debt securities	—	1	—	21
Other debt securities	4	—	4	—
Total debt securities OTTI write-downs included in earnings	$5	7	23	107

Table 5.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 5.9: OTTI Write-downs Included in Earnings and the Related Changes in OCI

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$5	6	22	105
Intent-to-sell OTTI	—	1	1	2
Total recorded as part of gross realized losses	5	7	23	107
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	(2)	(5)
Residential mortgage-backed securities	—	(1)	(1)	(1)
Commercial mortgage-backed securities	(5)	—	(6)	(47)
Corporate debt securities	—	—	—	1
Other debt securities	—	(1)	—	(1)
Total changes to OCI for non-credit-related OTTI	(5)	(2)	(9)	(53)
Total OTTI losses (reversal of losses) recorded on debt securities	$—	5	14	54

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

Table 5.10: Rollforward of OTTI Credit Loss

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Credit loss recognized, beginning of period	$626	1,120	742	1,043
Additions:
For securities with initial credit impairments	—	—	—	8
For securities with previous credit impairments	5	6	22	97
Total additions	5	6	22	105
Reductions:
For securities sold, matured, or intended/required to be sold	(68)	(96)	(199)	(114)
For recoveries of previous credit impairments (1)	—	(1)	(2)	(5)
Total reductions	(68)	(97)	(201)	(119)
Credit loss recognized, end of period	$563	1,029	563	1,029

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 6: Loans and Allowance for Credit Losses (continued)

Note 6: Loans and Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $2.0 billion and $3.9 billion at September 30, 2018, and December 31, 2017, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums, which among other things, reflect the impact of various loan sales.
Table 6.1: Loans Outstanding

(in millions)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$338,048	333,125
Real estate mortgage	120,403	126,599
Real estate construction	23,690	24,279
Lease financing	19,745	19,385
Total commercial	501,886	503,388
Consumer:
Real estate 1-4 family first mortgage	284,273	284,054
Real estate 1-4 family junior lien mortgage	35,330	39,713
Credit card	37,812	37,976
Automobile	46,075	53,371
Other revolving credit and installment	36,924	38,268
Total consumer	440,414	453,382
Total loans	$942,300	956,770
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 6.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 6.2: Commercial Foreign Loans Outstanding

(in millions)	Sep 30, 2018	Dec 31, 2017
Commercial foreign loans:
Commercial and industrial	$61,696	60,106
Real estate mortgage	6,891	8,033
Real estate construction	726	655
Lease financing	1,187	1,126
Total commercial foreign loans	$70,500	69,920

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
Table 6.3: Loan Purchases, Sales, and Transfers

	2018			2017
(in millions)	Commercial	Consumer (1)	Total	Commercial	Consumer (1)	Total
Quarter ended September 30,
Purchases	$225	4	229	449	—	449
Sales	(438)	(113)	(551)	(310)	(145)	(455)
Transfers (to) from MLHFS/LHFS	(21)	(371)	(392)	374	—	374
Nine months ended September 30,
Purchases	$879	11	890	2,418	2	2,420
Sales	(1,192)	(201)	(1,393)	(1,649)	(291)	(1,940)
Transfers (to) from MLHFS/LHFS	(541)	(1,996)	(2,537)	(284)	(1)	(285)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. These temporary advance arrangements totaled approximately $92 billion and $85 billion at September 30, 2018 and December 31, 2017, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2018, and December 31, 2017, we had $1.1 billion and $982 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 12 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$330,296	326,626
Real estate mortgage	7,042	7,485
Real estate construction	15,198	16,621
Total commercial	352,536	350,732
Consumer:
Real estate 1-4 family first mortgage	30,566	29,876
Real estate 1-4 family junior lien mortgage	37,959	38,897
Credit card	109,871	108,465
Other revolving credit and installment	27,832	27,541
Total consumer	206,228	204,779
Total unfunded credit commitments	$558,764	555,511

Note 6: Loans and Allowance for Credit Losses (continued)

Allowance for Credit Losses
Table 6.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 6.5: Allowance for Credit Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$11,110	12,146	11,960	12,540
Provision for credit losses	580	717	1,223	1,877
Interest income on certain impaired loans (1)	(42)	(43)	(128)	(137)
Loan charge-offs:
Commercial:
Commercial and industrial	(209)	(194)	(507)	(608)
Real estate mortgage	(9)	(21)	(30)	(34)
Real estate construction	—	—	—	—
Lease financing	(15)	(11)	(52)	(31)
Total commercial	(233)	(226)	(589)	(673)
Consumer:
Real estate 1-4 family first mortgage	(45)	(67)	(141)	(191)
Real estate 1-4 family junior lien mortgage	(47)	(70)	(141)	(225)
Credit card	(376)	(337)	(1,185)	(1,083)
Automobile	(214)	(274)	(730)	(741)
Other revolving credit and installment	(161)	(170)	(505)	(544)
Total consumer	(843)	(918)	(2,702)	(2,784)
Total loan charge-offs	(1,076)	(1,144)	(3,291)	(3,457)
Loan recoveries:
Commercial:
Commercial and industrial	61	69	216	234
Real estate mortgage	10	24	46	68
Real estate construction	2	15	12	27
Lease financing	8	5	18	13
Total commercial	81	113	292	342
Consumer:
Real estate 1-4 family first mortgage	70	83	207	216
Real estate 1-4 family junior lien mortgage	56	69	171	205
Credit card	77	60	231	177
Automobile	84	72	279	246
Other revolving credit and installment	28	30	88	94
Total consumer	315	314	976	938
Total loan recoveries	396	427	1,268	1,280
Net loan charge-offs	(680)	(717)	(2,023)	(2,177)
Other	(12)	6	(76)	6
Balance, end of period	$10,956	12,109	10,956	12,109
Components:
Allowance for loan losses	$10,021	11,078	10,021	11,078
Allowance for unfunded credit commitments	935	1,031	935	1,031
Allowance for credit losses	$10,956	12,109	10,956	12,109
Net loan charge-offs (annualized) as a percentage of average total loans	0.29%	0.30	0.29	0.30
Allowance for loan losses as a percentage of total loans	1.06	1.16	1.06	1.16
Allowance for credit losses as a percentage of total loans	1.16	1.27	1.16	1.27

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 6.6: Allowance Activity by Portfolio Segment

			2018			2017
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$6,711	4,399	11,110	6,961	5,185	12,146
Provision (reversal of provision) for credit losses	22	558	580	(9)	726	717
Interest income on certain impaired loans	(12)	(30)	(42)	(13)	(30)	(43)

Loan charge-offs	(233)	(843)	(1,076)	(226)	(918)	(1,144)
Loan recoveries	81	315	396	113	314	427
Net loan charge-offs	(152)	(528)	(680)	(113)	(604)	(717)
Other	(1)	(11)	(12)	6	—	6
Balance, end of period	$6,568	4,388	10,956	6,832	5,277	12,109

Nine months ended September 30,
Balance, beginning of period	$6,632	5,328	11,960	7,394	5,146	12,540
Provision (reversal of provision) for credit losses	280	943	1,223	(195)	2,072	1,877
Interest income on certain impaired loans	(37)	(91)	(128)	(42)	(95)	(137)

Loan charge-offs	(589)	(2,702)	(3,291)	(673)	(2,784)	(3,457)
Loan recoveries	292	976	1,268	342	938	1,280
Net loan charge-offs	(297)	(1,726)	(2,023)	(331)	(1,846)	(2,177)
Other	(10)	(66)	(76)	6	—	6
Balance, end of period	$6,568	4,388	10,956	6,832	5,277	12,109

Table 6.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 6.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2018
Collectively evaluated (1)	$6,062	3,407	9,469	498,353	420,014	918,367
Individually evaluated (2)	499	981	1,480	3,488	13,504	16,992
PCI (3)	7	—	7	45	6,896	6,941
Total	$6,568	4,388	10,956	501,886	440,414	942,300
December 31, 2017
Collectively evaluated (1)	$5,927	4,143	10,070	499,342	425,919	925,261
Individually evaluated (2)	705	1,185	1,890	3,960	14,714	18,674
PCI (3)	—	—	—	86	12,749	12,835
Total	$6,632	5,328	11,960	503,388	453,382	956,770

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/

combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2018. See the “Purchased Credit-Impaired Loans” section in this Note for credit quality information on our PCI portfolio.

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

Table 6.8 provides a breakdown of outstanding commercial loans by risk category. Of the $15.7 billion in criticized commercial and industrial loans and $4.7 billion in criticized commercial real estate (CRE) loans at September 30, 2018, $1.6 billion and $647 million, respectively, have been placed on nonaccrual status and written down to net realizable collateral value.

Table 6.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2018
By risk category:
Pass	$322,264	115,970	23,419	18,751	480,404
Criticized	15,739	4,433	271	994	21,437
Total commercial loans (excluding PCI)	338,003	120,403	23,690	19,745	501,841
Total commercial PCI loans (carrying value)	45	—	—	—	45
Total commercial loans	$338,048	120,403	23,690	19,745	501,886
December 31, 2017
By risk category:
Pass	$316,431	122,312	23,981	18,162	480,886
Criticized	16,608	4,287	298	1,223	22,416
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.
Table 6.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$336,004	119,445	23,506	19,494	498,449
30-89 DPD and still accruing	402	299	140	155	996
90+ DPD and still accruing	42	56	—	—	98
Nonaccrual loans	1,555	603	44	96	2,298
Total commercial loans (excluding PCI)	338,003	120,403	23,690	19,745	501,841
Total commercial PCI loans (carrying value)	45	—	—	—	45
Total commercial loans	$338,048	120,403	23,690	19,745	501,886
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$330,319	125,642	24,107	19,148	499,216
30-89 DPD and still accruing	795	306	135	161	1,397
90+ DPD and still accruing	26	23	—	—	49
Nonaccrual loans	1,899	628	37	76	2,640
Total commercial loans (excluding PCI)	333,039	126,599	24,279	19,385	503,302
Total commercial PCI loans (carrying value)	86	—	—	—	86
Total commercial loans	$333,125	126,599	24,279	19,385	503,388

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
Table 6.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2018
By delinquency status:
Current-29 DPD	$261,118	34,551	36,871	44,661	36,590	413,791
30-59 DPD	1,498	253	284	1,005	119	3,159
60-89 DPD	531	126	197	300	94	1,248
90-119 DPD	232	73	173	108	74	660
120-179 DPD	239	82	286	1	24	632
180+ DPD	891	227	1	—	23	1,142
Government insured/guaranteed loans (1)	12,886	—	—	—	—	12,886
Total consumer loans (excluding PCI)	277,395	35,312	37,812	46,075	36,924	433,518
Total consumer PCI loans (carrying value)	6,878	18	—	—	—	6,896
Total consumer loans	$284,273	35,330	37,812	46,075	36,924	440,414
December 31, 2017
By delinquency status:
Current-29 DPD	$251,786	38,746	36,996	51,445	37,885	416,858
30-59 DPD	1,893	336	287	1,385	155	4,056
60-89 DPD	742	163	201	392	93	1,591
90-119 DPD	369	103	192	146	80	890
120-179 DPD	308	95	298	3	30	734
180+ DPD	1,091	243	2	—	25	1,361
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $7.9 billion at September 30, 2018, compared with $10.5 billion at December 31, 2017.

Of the $2.4 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2018, $835 million was accruing, compared with $3.0 billion past due and $1.0 billion accruing at December 31, 2017.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $891 million, or 0.3% of total first mortgages (excluding PCI), at September 30, 2018, compared with $1.1 billion, or 0.4%, at December 31, 2017.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.11 provides a breakdown of our consumer portfolio by FICO. Most of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $9.0 billion at September 30, 2018, and $8.5 billion at December 31, 2017.
Table 6.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage (1)	Real estate 1-4 family junior lien mortgage (1)	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2018
By FICO:
< 600	$4,363	1,485	3,476	7,237	753	17,314
600-639	3,017	1,044	3,005	4,546	785	12,397
640-679	5,840	1,968	5,504	6,383	1,749	21,444
680-719	13,813	4,073	7,553	7,524	3,246	36,209
720-759	27,330	5,487	8,223	6,991	4,728	52,759
760-799	57,101	6,494	6,470	6,008	5,863	81,936
800+	147,812	13,401	3,040	7,252	8,276	179,781
No FICO available	5,233	1,360	541	134	2,568	9,836
FICO not required	—	—	—	—	8,956	8,956
Government insured/guaranteed loans (1)	12,886	—	—	—	—	12,886
Total consumer loans (excluding PCI)	277,395	35,312	37,812	46,075	36,924	433,518
Total consumer PCI loans (carrying value)	6,878	18	—	—	—	6,896
Total consumer loans	$284,273	35,330	37,812	46,075	36,924	440,414
December 31, 2017
By FICO:
< 600	$5,145	1,768	3,525	8,858	863	20,159
600-639	3,487	1,253	3,101	5,615	904	14,360
640-679	6,789	2,387	5,690	7,696	1,959	24,521
680-719	14,977	4,797	7,628	8,825	3,582	39,809
720-759	27,926	6,246	8,097	7,806	5,089	55,164
760-799	55,590	7,323	6,372	6,468	6,257	82,010
800+	136,729	15,144	2,994	7,845	8,455	171,167
No FICO available	5,546	768	569	258	2,648	9,789
FICO not required	—	—	—	—	8,511	8,511
Government insured/guaranteed loans (1)	15,143	—	—	—	—	15,143
Total consumer loans (excluding PCI)	271,332	39,686	37,976	53,371	38,268	440,633
Total consumer PCI loans (carrying value)	12,722	27	—	—	—	12,749
Total consumer loans	$284,054	39,713	37,976	53,371	38,268	453,382

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

Table 6.12: Consumer Loans by LTV/CLTV

	September 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$147,186	15,949	163,135	133,902	16,301	150,203
60.01-80%	102,473	11,344	113,817	104,639	12,918	117,557
80.01-100%	11,983	5,175	17,158	13,924	6,580	20,504
100.01-120% (1)	1,353	1,774	3,127	1,868	2,427	4,295
> 120% (1)	536	649	1,185	783	1,008	1,791
No LTV/CLTV available	978	421	1,399	1,073	452	1,525
Government insured/guaranteed loans (2)	12,886	—	12,886	15,143	—	15,143
Total consumer loans (excluding PCI)	277,395	35,312	312,707	271,332	39,686	311,018
Total consumer PCI loans (carrying value)	6,878	18	6,896	12,722	27	12,749
Total consumer loans	$284,273	35,330	319,603	284,054	39,713	323,767

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.13: Nonaccrual Loans

(in millions)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$1,555	1,899
Real estate mortgage	603	628
Real estate construction	44	37
Lease financing	96	76
Total commercial	2,298	2,640
Consumer:
Real estate 1-4 family first mortgage (1)	3,605	4,122
Real estate 1-4 family junior lien mortgage	984	1,086
Automobile	118	130
Other revolving credit and installment	48	58
Total consumer	4,755	5,396
Total nonaccrual loans (excluding PCI)	$7,053	8,036

(1)	Includes MLHFS of $132 million and $136 million at September 30, 2018, and December 31, 2017, respectively.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $4.9 billion and $6.3 billion at September 30, 2018 and December 31, 2017, respectively, which included $3.5 billion and $4.0 billion, respectively, of loans that are government insured/guaranteed. Under Bureau of Consumer Financial Protection guidelines, we do not commence the foreclosure process on consumer real estate loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

Note 6: Loans and Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $567 million at September 30, 2018, and $1.4 billion at December 31, 2017, are not included in these past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2018	Dec 31, 2017
Total (excluding PCI):	$9,209	11,997
Less: FHA insured/VA guaranteed (1)(2)	8,276	10,934
Total, not government insured/guaranteed	$933	1,063
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$42	26
Real estate mortgage	56	23
Total commercial	98	49
Consumer:
Real estate 1-4 family first mortgage (2)	129	219
Real estate 1-4 family junior lien mortgage (2)	32	60
Credit card	460	492
Automobile	108	143
Other revolving credit and installment	106	100
Total consumer	835	1,014
Total, not government insured/guaranteed	$933	1,063

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

IMPAIRED LOANS Table 6.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 6.15 includes trial modifications that totaled $163 million at September 30, 2018, and $194 million at December 31, 2017.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2018
Commercial:
Commercial and industrial	$3,102	2,200	1,806	321
Real estate mortgage	1,311	1,107	1,064	142
Real estate construction	111	63	48	10
Lease financing	148	118	118	26
Total commercial	4,672	3,488	3,036	499
Consumer:
Real estate 1-4 family first mortgage	12,719	11,087	4,747	571
Real estate 1-4 family junior lien mortgage	1,950	1,748	1,216	198
Credit card	431	431	431	167
Automobile	157	91	45	8
Other revolving credit and installment	155	147	129	37
Total consumer (2)	15,412	13,504	6,568	981
Total impaired loans (excluding PCI)	$20,084	16,992	9,604	1,480
December 31, 2017
Commercial:
Commercial and industrial	$3,577	2,568	2,310	462
Real estate mortgage	1,502	1,239	1,207	211
Real estate construction	95	54	45	9
Lease financing	132	99	89	23
Total commercial	5,306	3,960	3,651	705
Consumer:
Real estate 1-4 family first mortgage	14,020	12,225	6,060	770
Real estate 1-4 family junior lien mortgage	2,135	1,918	1,421	245
Credit card	356	356	356	136
Automobile	157	87	34	5
Other revolving credit and installment	136	128	117	29
Total consumer (2)	16,804	14,714	7,988	1,185
Total impaired loans (excluding PCI)	$22,110	18,674	11,639	1,890

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)
Includes the recorded investment of $1.3 billion at September 30, 2018 and $1.4 billion at December 31, 2017, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 6: Loans and Allowance for Credit Losses (continued)

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $543 million and $579 million at September 30, 2018 and December 31, 2017, respectively.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 6.16: Average Recorded Investment in Impaired Loans

	Quarter ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,325	59	3,208	22	2,316	138	3,460	91
Real estate mortgage	1,172	16	1,293	19	1,225	66	1,351	70
Real estate construction	66	2	58	—	62	4	69	3
Lease financing	117	—	105	1	127	1	110	1
Total commercial	3,680	77	4,664	42	3,730	209	4,990	165
Consumer:
Real estate 1-4 family first mortgage	11,318	165	13,044	180	11,718	504	13,594	555
Real estate 1-4 family junior lien mortgage	1,775	29	2,009	30	1,832	87	2,072	92
Credit card	421	14	326	9	396	36	314	26
Automobile	87	2	86	2	85	8	84	8
Other revolving credit and installment	145	2	123	2	139	7	114	6
Total consumer	13,746	212	15,588	223	14,170	642	16,178	687
Total impaired loans (excluding PCI)	$17,426	289	20,252	265	17,900	851	21,168	852
Interest income:
Cash basis of accounting		$92		64		257		219
Other (1)		197		201		594		633
Total interest income		$289		265		851		852

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $16.2 billion and $17.8 billion at September 30, 2018 and December 31, 2017, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2018
Commercial:
Commercial and industrial	$—	3	802	805	3	1.30%	$3
Real estate mortgage	—	20	78	98	—	0.98	20
Real estate construction	—	—	15	15	—	—	—
Lease financing	—	—	22	22	—	—	—
Total commercial	—	23	917	940	3	1.02	23
Consumer:
Real estate 1-4 family first mortgage	58	4	225	287	1	2.27	30
Real estate 1-4 family junior lien mortgage	2	11	31	44	—	2.09	13
Credit card	—	84	—	84	—	12.78	84
Automobile	7	6	17	30	9	5.95	6
Other revolving credit and installment	—	12	4	16	—	8.25	12
Trial modifications (6)	—	—	(20)	(20)	—	—	—
Total consumer	67	117	257	441	10	8.98	145
Total	$67	140	1,174	1,381	13	7.88%	$168
Quarter ended September 30, 2017
Commercial:
Commercial and industrial	$—	19	481	500	60	0.34%	$18
Real estate mortgage	1	12	98	111	7	1.58	13
Real estate construction	—	—	1	1	—	1.85	—
Lease financing	—	—	23	23	—	—	—
Total commercial	1	31	603	635	67	0.85	31
Consumer:
Real estate 1-4 family first mortgage	48	15	272	335	2	2.62	41
Real estate 1-4 family junior lien mortgage	3	23	20	46	4	3.97	26
Credit card	—	74	—	74	—	12.00	74
Automobile	1	4	20	25	12	5.53	4
Other revolving credit and installment	—	11	1	12	—	7.72	12
Trial modifications (6)	—	—	(10)	(10)	—	—	—
Total consumer	52	127	303	482	18	7.68	157
Total	$53	158	906	1,117	85	6.56%	$188

Note 6: Loans and Allowance for Credit Losses (continued)

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2018
Commercial:
Commercial and industrial	$3	17	1,739	1,759	23	0.95%	$17
Real estate mortgage	—	37	297	334	—	0.94	37
Real estate construction	—	—	19	19	—	—	—
Lease financing	—	—	61	61	—	—	—
Total commercial	3	54	2,116	2,173	23	0.94	54
Consumer:
Real estate 1-4 family first mortgage	168	22	817	1,007	4	2.31	96
Real estate 1-4 family junior lien mortgage	5	31	89	125	3	1.96	35
Credit card	—	253	—	253	—	12.42	253
Automobile	10	14	42	66	23	6.25	14
Other revolving credit and installment	—	37	8	45	—	8.04	37
Trial modifications (6)	—	—	12	12	—	—	—
Total consumer	183	357	968	1,508	30	8.77	435
Total	$186	411	3,084	3,681	53	7.90%	$489
Nine months ended September 30, 2017
Commercial:
Commercial and industrial	$17	38	2,323	2,378	154	0.61%	$37
Real estate mortgage	5	51	416	472	20	1.31	52
Real estate construction	—	1	24	25	—	0.90	1
Lease financing	—	—	37	37	—	—	—
Total commercial	22	90	2,800	2,912	174	1.02	90
Consumer:
Real estate 1-4 family first mortgage	196	132	797	1,125	14	2.59	227
Real estate 1-4 family junior lien mortgage	23	70	64	157	13	3.26	80
Credit card	—	188	—	188	—	12.21	188
Automobile	2	11	52	65	30	5.92	11
Other revolving credit and installment	—	38	5	43	1	7.41	38
Trial modifications (6)	—	—	(54)	(54)	—	—	—
Total consumer	221	439	864	1,524	58	6.41	544
Total	$243	529	3,664	4,436	232	5.64%	$634

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $545 million and $394 million for the quarters ended September 30, 2018 and 2017 and $1.4 billion and $1.7 billion, for the first nine months of 2018 and 2017 respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $5 million and $4 million for the quarters ended September 30, 2018 and 2017 and $22 million and $23 million for the first nine months of 2018 and 2017 respectively.

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

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Commercial:
Commercial and industrial	$42	14	135	106
Real estate mortgage	35	16	75	47
Real estate construction	—	4	16	4
Total commercial	77	34	226	157
Consumer:
Real estate 1-4 family first mortgage	11	32	44	83
Real estate 1-4 family junior lien mortgage	3	5	10	14
Credit card	20	20	57	52
Automobile	4	4	11	11
Other revolving credit and installment	2	1	4	3
Total consumer	40	62	126	163
Total	$117	96	352	320

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
Table 6.19: PCI Loans

(in millions)	Sep 30, 2018	Dec 31, 2017
Total commercial	$45	86
Consumer:
Real estate 1-4 family first mortgage	6,878	12,722
Real estate 1-4 family junior lien mortgage	18	27
Total consumer	6,896	12,749
Total PCI loans (carrying value)	$6,941	12,835
Total PCI loans (unpaid principal balance)	$10,126	18,975

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

The change in the accretable yield related to PCI loans since the merger with Wachovia is presented in Table 6.20. Changes during third quarter 2018 reflect the impact of the sale of $1.7 billion of Pick-a-Pay PCI loans.
Table 6.20: Change in Accretable Yield

(in millions)	Quarter ended Sep 30, 2018	Nine months ended Sep 30, 2018	2009-2017
Balance, beginning of period	$5,733	8,887	10,447
Change in accretable yield due to acquisitions	—	—	161
Accretion into interest income (1)	(279)	(892)	(16,983)
Accretion into noninterest income due to sales (2)	(638)	(1,760)	(801)
Reclassification from nonaccretable difference for loans with improving credit-related cash flows	3	402	11,597
Changes in expected cash flows that do not affect nonaccretable difference (3)	(410)	(2,228)	4,466
Balance, end of period	$4,409	4,409	8,887

(1)	Includes accretable yield released as a result of settlements with borrowers, which is included in interest income.

(2)	Includes accretable yield released as a result of sales to third parties, which is included in noninterest income.

(3)
Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, changes in interest rates on variable rate PCI loans and sales to third parties.

COMMERCIAL PCI CREDIT QUALITY INDICATORS  Table 6.21 provides a breakdown of commercial PCI loans by risk category.

Table 6.21: Commercial PCI Loans by Risk Category

(in millions)	Total
September 30, 2018
By risk category:
Pass	$2
Criticized	43
Total commercial PCI loans	$45
December 31, 2017
By risk category:
Pass	$8
Criticized	78
Total commercial PCI loans	$86

Table 6.22 provides past due information for commercial PCI loans.
Table 6.22: Commercial PCI Loans by Delinquency Status

(in millions)	Total
September 30, 2018
By delinquency status:
Current-29 DPD and still accruing	$44
30-89 DPD and still accruing	1
90+ DPD and still accruing	—
Total commercial PCI loans	$45
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$86
30-89 DPD and still accruing	—
90+ DPD and still accruing	—
Total commercial PCI loans	$86
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

Table 6.23: Consumer PCI Loans by Delinquency Status

	September 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By delinquency status:
Current-29 DPD and still accruing	$7,322	127	7,449	13,127	138	13,265
30-59 DPD and still accruing	776	5	781	1,317	8	1,325
60-89 DPD and still accruing	409	3	412	622	3	625
90-119 DPD and still accruing	161	1	162	293	2	295
120-179 DPD and still accruing	91	1	92	219	2	221
180+ DPD and still accruing	518	3	521	1,310	4	1,314
Total consumer PCI loans (adjusted unpaid principal balance)	$9,277	140	9,417	16,888	157	17,045
Total consumer PCI loans (carrying value)	$6,878	18	6,896	12,722	27	12,749

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.24 provides FICO scores for consumer PCI loans.

Table 6.24: Consumer PCI Loans by FICO

	September 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
By FICO:
< 600	$2,070	29	2,099	4,014	37	4,051
600-639	1,026	18	1,044	2,086	20	2,106
640-679	1,222	21	1,243	2,393	24	2,417
680-719	1,266	24	1,290	2,242	29	2,271
720-759	1,091	22	1,113	1,779	23	1,802
760-799	654	11	665	933	12	945
800+	426	6	432	468	6	474
No FICO available	1,522	9	1,531	2,973	6	2,979
Total consumer PCI loans (adjusted unpaid principal balance)	$9,277	140	9,417	16,888	157	17,045
Total consumer PCI loans (carrying value)	$6,878	18	6,896	12,722	27	12,749
Table 6.25 shows the distribution of consumer PCI loans by LTV for real estate 1-4 family first mortgages and by CLTV for real estate 1-4 family junior lien mortgages.
Table 6.25: Consumer PCI Loans by LTV/CLTV

	September 30, 2018			December 31, 2017
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$5,281	47	5,328	8,010	45	8,055
60.01-80%	3,013	54	3,067	6,510	63	6,573
80.01-100%	822	28	850	1,975	35	2,010
100.01-120% (1)	133	8	141	319	10	329
> 120% (1)	28	1	29	73	3	76
No LTV/CLTV available	—	2	2	1	1	2
Total consumer PCI loans (adjusted unpaid principal balance)	$9,277	140	9,417	16,888	157	17,045
Total consumer PCI loans (carrying value)	$6,878	18	6,896	12,722	27	12,749

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 7: Equity Securities
Table 7.1 provides a summary of our equity securities by business purpose and accounting model, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 7.1: Equity Securities

	Sep 30,	Dec 31,
(in millions)	2018	2017
Held for trading at fair value:
Marketable equity securities	$26,138	30,004
Not held for trading:
Fair value:
Marketable equity securities (1)	5,705	4,356
Nonmarketable equity securities (2)	6,479	4,867
Total equity securities at fair value	12,184	9,223
Equity method:
LIHTC (3)	10,453	10,269
Private equity	3,838	3,839
Tax-advantaged renewable energy	1,967	1,950
New market tax credit and other	259	294
Total equity method	16,517	16,352
Other:
Federal bank stock and other at cost (4)	5,467	5,828
Private equity (5)	1,449	1,090
Total equity securities not held for trading	35,617	32,493
Total equity securities	$61,755	62,497

(1)	Includes $3.6 billion and $3.7 billion at September 30, 2018, and December 31, 2017, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)
Includes $6.3 billion and $4.9 billion at September 30, 2018, and December 31, 2017, respectively, related to investments for which we elected the fair value option. See Note 15 (Fair Value of Assets and Liabilities) for additional information.

(3)	Represents low-income housing tax credit investments.

(4)	Includes $5.4 billion at both September 30, 2018, and December 31, 2017, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(5)	Represents nonmarketable equity securities for which we have elected to account for the security under the measurement alternative.
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
We invest in affordable housing projects that qualify for the LIHTC, which is designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In the third quarter and first nine months of 2018, we recognized pre-tax losses of $283 million and $850 million, respectively, related to our LIHTC investments, compared with $227 million and $684 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $352 million and $1.1 billion in the third quarter and first nine months of 2018, which included tax credits recorded to income taxes of $282 million and $853 million for the same periods, respectively. In the third quarter and first nine months of 2017, total tax benefits were $360 million and $1.1 billion, respectively, which included tax credits of $275 million and $796 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. Our liability for unfunded commitments was $3.4 billion at September 30, 2018, and $3.6 billion at December 31, 2017. Substantially all of this liability is expected to be paid over the next three years. This liability is included in long-term debt.

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

Table 7.2: Net Gains (Losses) from Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$103	231	139	701
Nonmarketable equity securities	822	514	1,525	1,208
Total equity securities carried at fair value	925	745	1,664	1,909
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(45)	(83)	(302)	(181)
Net unrealized gains related to measurement alternative observable transactions	51	—	314	—
Net realized gains on sale	204	175	1,101	565
All other	—	16	34	78
Total nonmarketable equity securities not carried at fair value	210	108	1,147	462
Net losses from economic hedge derivatives (1)	(719)	(490)	(1,317)	(1,164)
Total net gains from equity securities	$416	363	1,494	1,207

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 7.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 7.2.
Table 7.3: Measurement Alternative

	Quarter ended September 30,	Nine months ended September 30,
(in millions)	2018	2018
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$68	339
Gross unrealized losses due to observable price changes	(17)	(25)
Impairment write-downs	(6)	(18)
Realized net gains from sale	186	277
Total net gains recognized during the period	$231	573

The cumulative gross unrealized gains and (losses) due to observable price changes as of September 30, 2018, were $312 million and $(25) million, respectively. Cumulative impairment losses as of September 30, 2018, were $18 million. These cumulative amounts represent carrying value adjustments to equity securities accounted for under the measurement alternative that were recognized on the balance sheet as of September 30, 2018.

Note 8: Other Assets
Table 8.1 presents the components of other assets.
Table 8.1: Other Assets

(in millions)	Sep 30, 2018	Dec 31, 2017
Corporate/bank-owned life insurance	$19,677	19,549
Accounts receivable (1)	32,965	39,127
Interest receivable	5,986	5,688
Core deposit intangibles	192	769
Customer relationship and other amortized intangibles	620	841
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	87	120
Non-government insured/guaranteed	230	252
Non-residential real estate	205	270
Operating lease assets	9,329	9,666
Due from customers on acceptances	257	177
Other	8,700	13,785
Total other assets	$78,248	90,244

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
Table 9.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 9.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
September 30, 2018
Cash	$—	112		—	112
Interest-earning deposits with banks	—	8		—	8
Debt securities:
Trading debt securities	1,973	—		200	2,173
Available-for-sale debt securities (1)	2,806	—		338	3,144
Held-to-maturity debt securities	499	—		—	499
Loans	1,504	12,749		96	14,349
Mortgage servicing rights	15,930	—		—	15,930
Derivative assets	43	—		—	43
Equity securities	10,572	61		—	10,633
Other assets	—	210		7	217
Total assets	33,327	13,140		641	47,108
Short-term borrowings	—	—		512	512
Derivative liabilities	92	—	(2)	—	92
Accrued expenses and other liabilities	242	154	(2)	9	405
Long-term debt	3,428	871	(2)	97	4,396
Total liabilities	3,762	1,025		618	5,405
Noncontrolling interests	—	37		—	37
Net assets	$29,565	12,078		23	41,666
December 31, 2017
Cash	$—	116		—	116
Interest-earning deposits with banks	—	371		—	371
Debt securities:
Trading debt securities	1,305	—		201	1,506
Available-for-sale debt securities (1)	3,288	—		358	3,646
Held-to-maturity debt securities	485	—		—	485
Loans	4,274	12,482		110	16,866
Mortgage servicing rights	13,628	—		—	13,628
Derivative assets	44	—		—	44
Equity securities	10,740	306		—	11,046
Other assets	—	342		6	348
Total assets	33,764	13,617		675	48,056
Short-term borrowings	—	—		522	522
Derivative liabilities	106	5	(2)	—	111
Accrued expenses and other liabilities	244	132	(2)	10	386
Long-term debt	3,590	1,479	(2)	111	5,180
Total liabilities	3,940	1,616		643	6,199
Noncontrolling interests	—	283		—	283
Net assets	$29,824	11,718		32	41,574

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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
Table 9.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
September 30, 2018
Residential mortgage loan securitizations:
Conforming (2)	$1,174,883	2,291	14,998	—	(185)	17,104
Other/nonconforming	11,158	458	60	—	—	518
Commercial mortgage securitizations	151,503	2,463	872	(92)	(37)	3,206
Collateralized debt obligations:
Debt securities	681	—	—	5	(20)	(15)
Loans (3)	—	—	—	—	—	—
Asset-based finance structures	445	330	—	—	—	330
Tax credit structures	31,547	11,511	—	—	(3,428)	8,083
Collateralized loan obligations	2	—	—	—	—	—
Investment funds	221	51	—	—	—	51
Other (4)	1,738	250	—	38	—	288
Total	$1,372,178	17,354	15,930	(49)	(3,670)	29,565
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,291	14,998	—	1,146	18,435
Other/nonconforming		458	60	—	—	518
Commercial mortgage securitizations		2,463	872	92	10,954	14,381
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Loans (3)		—	—	—	—	—
Asset-based finance structures		330	—	—	71	401
Tax credit structures		11,511	—	—	1,140	12,651
Collateralized loan obligations		—	—	—	—	—
Investment funds		51	—	—	—	51
Other (4)		250	—	55	157	462
Total		$17,354	15,930	152	13,488	46,924
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

(1)
Includes total equity interests of $10.6 billion and $10.7 billion at September 30, 2018, and December 31, 2017, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $1.0 billion and $2.2 billion at September 30, 2018, and December 31, 2017, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

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
We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the third quarter and first nine months of 2018 was $10 million and $35 million, respectively, compared with $12 million and $39 million, respectively, in the same periods of 2017.

OTHER TRANSACTIONS WITH VIEs  Other VIEs include certain entities that issue auction rate securities (ARS) which are debt instruments with long-term maturities, that re-price more frequently, and preferred equities with no maturity. At September 30, 2018, we held $43 million of ARS issued by VIEs compared with $400 million at December 31, 2017. We acquired the ARS pursuant to agreements entered into in 2008 and 2009.

We do not consolidate the VIEs that issued the ARS because we do not have power over the activities of the VIEs.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet at September 30, 2018, and December 31, 2017, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $1.9 billion and $2.0 billion, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These amounts are in addition to the involvements in these VIEs included in the preceding table.

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
Table 9.3: Cash Flows From Sales and Securitization Activity

	2018		2017
(in millions)	Mortgage loans	Other financial assets	Mortgage loans	Other financial assets
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$53,792	—	61,756	—
Fees from servicing rights retained	812	—	826	—
Cash flows from other interests held (1)	221	—	408	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	2	—	5	—
Agency securitizations (3)	17	—	20	—
Servicing advances, net of repayments	(24)	—	(90)	—
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$156,369	—	172,837	25
Fees from servicing rights retained	2,487	—	2,520	—
Cash flows from other interests held (1)	574	1	1,883	—
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	4	—	12	—
Agency securitizations (3)	69	—	66	—
Servicing advances, net of repayments	(67)	—	(252)	—

(1)	Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Third quarter and first nine months of 2018 exclude $1.5 billion and $6.2 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $2.1 billion and $6.0 billion, respectively, in the same periods of 2017. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the third quarter and first nine months of 2018, we recognized net gains of $690 million and $1.9 billion, respectively, from transfers accounted for as sales of financial assets, compared with $91 million and $616 million, respectively, in the same periods of 2017. These net gains predominantly relate to whole loan sales, commercial mortgage securitizations, and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the third quarter and first nine months of 2018 and 2017 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the third quarter and first nine months of 2018, we transferred $49.6 billion and $144.6 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $57.8 billion and $163.0 billion, respectively, in the same periods of 2017. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first nine months of 2018, we recorded a $1.5 billion servicing asset, measured at fair value using a Level 3 measurement technique, securities of $2.6 billion, classified as Level 2, and a $12 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2017, we recorded a $1.5 billion servicing asset, securities of $2.2 billion, and a $20 million liability.

Note 9: Securitizations and Variable Interest Entities (continued)

Table 9.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 9.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2018	2017
Quarter ended September 30,
Prepayment speed (1)	11.2%	12.1
Discount rate	7.6	6.9
Cost to service ($ per loan) (2)	$128	122
Nine months ended September 30,
Prepayment speed (1)	10.5%	11.7
Discount rate	7.4	6.9
Cost to service ($ per loan) (2)	$130	135

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
During the third quarter and first nine months of 2018, we transferred $4.1 billion and $11.6 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $4.6 billion and $11.2 billion, respectively, in the same periods of 2017. These transfers resulted in gains of $67 million and $196 million in the third quarter and first nine months of 2018, respectively, because the loans were carried at lower of cost or fair value (LOCOM), compared with gains of $89 million and $265 million in the same periods of 2017. In connection with these transfers, in the first nine months of 2018, we recorded a servicing asset of $106 million, initially measured at fair value using a Level 3 measurement technique, and securities of $47 million, classified as Level 2. In the first nine months of 2017, we recorded a servicing asset of $123 million and securities of $65 million.

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
Table 9.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Commercial (2)
($ in millions, except cost to service amounts)			Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2018	$15,980	17	677	270
Expected weighted-average life (in years)	6.9	3.8	6.8	5.3
Key economic assumptions:
Prepayment speed assumption (3)	9.0%	16.8
Decrease in fair value from:
10% adverse change	$572	1
25% adverse change	1,361	1
Discount rate assumption	7.2%	14.7	4.1	3.8
Decrease in fair value from:
100 basis point increase	$727	—	37	12
200 basis point increase	1,386	1	71	23
Cost to service assumption ($ per loan)	129
Decrease in fair value from:
10% adverse change	442
25% adverse change	1,100
Credit loss assumption			4.9%	—
Decrease in fair value from:
10% higher losses			$2	—
25% higher losses			5	—
Fair value of interests held at December 31, 2017	$13,625	19	596	468
Expected weighted-average life (in years)	6.2	3.3	6.7	5.2
Key economic assumptions:
Prepayment speed assumption (3)	10.5%	20.0
Decrease in fair value from:
10% adverse change	$565	1
25% adverse change	1,337	2
Discount rate assumption	6.9%	14.8	4.1	3.1
Decrease in fair value from:
100 basis point increase	$652	—	32	20
200 basis point increase	1,246	1	61	39
Cost to service assumption ($ per loan)	143
Decrease in fair value from:
10% adverse change	467
25% adverse change	1,169
Credit loss assumption			1.8%	—
Decrease in fair value from:
10% higher losses			$—	—
25% higher losses			—	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

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

In addition to residential mortgage servicing rights (MSRs) included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $2.4 billion and $2.0 billion at September 30, 2018, and December 31, 2017, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest

Note 9: Securitizations and Variable Interest Entities (continued)

earned on deposit balances at September 30, 2018, and December 31, 2017, results in a decrease in fair value of $347 million and $278 million, respectively. See Note 10 (Mortgage Banking Activities) for further information on our commercial MSRs.
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
Table 9.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	2018	2017
Commercial:
Real estate mortgage	$102,384	100,875	1,997	2,839	244	718
Total commercial	102,384	100,875	1,997	2,839	244	718
Consumer:
Real estate 1-4 family first mortgage	1,110,568	1,126,208	9,863	13,393	368	546
Total consumer	1,110,568	1,126,208	9,863	13,393	368	546
Total off-balance sheet sold or securitized loans (2)	$1,212,952	1,227,083	11,860	16,232	612	1,264

(1)	Includes $1.3 billion and $1.2 billion of commercial foreclosed assets and $656 million and $879 million of consumer foreclosed assets at September 30, 2018, and December 31, 2017, respectively.

(2)
At September 30, 2018, and December 31, 2017, the table includes total loans of $1.1 trillion at both dates, delinquent loans of $6.6 billion and $9.1 billion, and foreclosed assets of $455 million and $619 million, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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
Table 9.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2018
Secured borrowings:
Municipal tender option bond securitizations	$647	545	(521)	—	24
Residential mortgage securitizations	99	96	(97)	—	(1)
Total secured borrowings	746	641	(618)	—	23
Consolidated VIEs:
Commercial and industrial loans and leases	7,571	7,546	(447)	(13)	7,086
Nonconforming residential mortgage loan securitizations	2,127	1,873	(576)	—	1,297
Commercial real estate loans	3,648	3,648	—	—	3,648
Structured asset finance	—	—	—	—	—
Investment funds	61	61	(1)	(18)	42
Other	12	12	(1)	(6)	5
Total consolidated VIEs	13,419	13,140	(1,025)	(37)	12,078
Total secured borrowings and consolidated VIEs	$14,165	13,781	(1,643)	(37)	12,101
December 31, 2017
Secured borrowings:
Municipal tender option bond securitizations	$658	565	(532)	—	33
Residential mortgage securitizations	113	110	(111)	—	(1)
Total secured borrowings	771	675	(643)	—	32
Consolidated VIEs:
Commercial and industrial loans and leases	9,116	8,626	(915)	(29)	7,682
Nonconforming residential mortgage loan securitizations	2,515	2,212	(694)	—	1,518
Commercial real estate loans	2,378	2,378	—	—	2,378
Structured asset finance	10	6	(4)	—	2
Investment funds	305	305	(2)	(230)	73
Other	100	90	(1)	(24)	65
Total consolidated VIEs	14,424	13,617	(1,616)	(283)	11,718
Total secured borrowings and consolidated VIEs	$15,195	14,292	(2,259)	(283)	11,750
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
Table 10.1: Analysis of Changes in Fair Value MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2018	2017	2018	2017
Fair value, beginning of period	$15,411	12,789	13,625	12,959
Purchases	—	541	—	541
Servicing from securitizations or asset transfers (1)	502	605	1,561	1,624
Sales and other (2)	(2)	64	(7)	9
Net additions	500	1,210	1,554	2,174
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	582	(171)	2,211	(324)
Servicing and foreclosure costs (4)	(9)	60	55	73
Discount rates (5)	(9)	—	(9)	—
Prepayment estimates and other (6)	(33)	(31)	(51)	(77)
Net changes in valuation model inputs or assumptions	531	(142)	2,206	(328)
Changes due to collection/realization of expected cash flows over time	(462)	(519)	(1,405)	(1,467)
Total changes in fair value	69	(661)	801	(1,795)
Fair value, end of period	$15,980	13,338	15,980	13,338

(1)	Includes impacts associated with exercising our right to repurchase delinquent loans from GNMA loan securitization pools.

(2)
Includes sales and transfers of MSRs, which can result in an increase of total reported MSRs if the sales or transfers are related to nonperforming loan portfolios or portfolios with servicing liabilities.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates (such as changes in estimated interest earned on custodial deposit balances).

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)	Reflects discount rate assumption change, excluding portion attributable to changes in mortgage interest rates.

(6)
Represents changes driven by other valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

Table 10.2 presents the changes in amortized MSRs.

Table 10.2: Analysis of Changes in Amortized MSRs

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$1,407	1,399	1,424	1,406
Purchases	42	31	82	75
Servicing from securitizations or asset transfers	33	41	106	123
Amortization	(68)	(65)	(198)	(198)
Balance, end of period (1)	$1,414	1,406	1,414	1,406
Fair value of amortized MSRs:
Beginning of period	$2,309	1,989	2,025	1,956
End of period	2,389	1,990	2,389	1,990

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

Table 10.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2018	Dec 31, 2017
Residential mortgage servicing:
Serviced for others	$1,184	1,209
Owned loans serviced	337	342
Subserviced for others	5	3
Total residential servicing	1,526	1,554
Commercial mortgage servicing:
Serviced for others	529	495
Owned loans serviced	121	127
Subserviced for others	9	9
Total commercial servicing	659	631
Total managed servicing portfolio	$2,185	2,185
Total serviced for others	$1,713	1,704
Ratio of MSRs to related loans serviced for others	1.02%	0.88

Table 10.4 presents the components of mortgage banking noninterest income.
Table 10.4: Mortgage Banking Noninterest Income

		Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)		2018	2017	2018	2017
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$880	889	2,697	2,696
Late charges		40	41	126	133
Ancillary fees		49	51	136	160
Unreimbursed direct servicing costs (1)		(79)	(186)	(258)	(430)
Net servicing fees		890	795	2,701	2,559
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	531	(142)	2,206	(328)
Changes due to collection/realization of expected cash flows over time		(462)	(519)	(1,405)	(1,467)
Total changes in fair value of MSRs carried at fair value		69	(661)	801	(1,795)
Amortization		(68)	(65)	(198)	(198)
Net derivative gains (losses) from economic hedges (3)	(B)	(501)	240	(2,040)	599
Total servicing income, net		390	309	1,264	1,165
Net gains on mortgage loan origination/sales activities		456	737	1,286	2,257
Total mortgage banking noninterest income		$846	1,046	2,550	3,422
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$30	98	166	271

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 10.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 14 (Derivatives Not Designated as Hedging Instruments) for additional discussion and detail.

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
Because of the uncertainty in the various estimates underlying the mortgage repurchase liability, there is a range of losses in excess of the recorded mortgage repurchase liability that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. The high end of this range of reasonably possible losses exceeded our recorded liability by $201 million at September 30, 2018, and was determined based upon modifying the assumptions (particularly to assume significant changes in investor repurchase demand practices) used in our best estimate of probable loss to reflect what we believe to be the high end of reasonably possible adverse assumptions.
Table 10.5: Analysis of Changes in Liability for Mortgage Loan Repurchase Losses

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$179	178	181	229
Assumed with MSR purchases (1)	—	10	—	10
Provision for repurchase losses:
Loan sales	5	6	12	20
Change in estimate (2)	(4)	(12)	(5)	(65)
Net additions (reductions) to provision	1	(6)	7	(45)
Losses	(2)	(3)	(10)	(15)
Balance, end of period	$178	179	178	179

(1)	Represents repurchase liability associated with portfolio of loans underlying mortgage servicing rights acquired during the period.

(2)	Results from changes in investor demand and mortgage insurer practices, credit deterioration and changes in the financial stability of correspondent lenders.

Note 11: Intangible Assets
Table 11.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 11.1: Intangible Assets

	September 30, 2018			December 31, 2017
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,064	(2,650)	1,414	3,876	(2,452)	1,424
Core deposit intangibles	12,834	(12,642)	192	12,834	(12,065)	769
Customer relationship and other intangibles	3,997	(3,377)	620	3,994	(3,153)	841
Total amortized intangible assets	$20,895	(18,669)	2,226	20,704	(17,670)	3,034
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$15,980			13,625
Goodwill	26,425			26,587
Trademark	14			14

(1)	Excludes fully amortized intangible assets.

(2)	See Note 10 (Mortgage Banking Activities) for additional information on MSRs.

Table 11.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2018. Future amortization expense may vary from these projections.
Table 11.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Core deposit intangibles	Customer relationship and other intangibles (1)	Total
Nine months ended September 30, 2018 (actual)	$198	577	224	999
Estimate for the remainder of 2018	$67	192	75	334
Estimate for year ended December 31,
2019	247	—	117	364
2020	220	—	97	317
2021	189	—	83	272
2022	168	—	69	237
2023	141	—	59	200

(1)	The nine months ended September 30, 2018 balance includes $7 million for lease intangible amortization.

Table 11.3 shows the allocation of goodwill to our reportable operating segments.
Table 11.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2016	$16,849	8,585	1,259	26,693
Reclassification of goodwill held for sale to other assets	—	(116)	—	(116)
Reduction in goodwill related to divested businesses and other	—	(20)	—	(20)
Goodwill from business combinations	—	—	24	24
September 30, 2017 (1)	$16,849	8,449	1,283	26,581
December 31, 2017	$16,849	8,455	1,283	26,587
Reclassification of goodwill held for sale to other assets	(155)	—	—	(155)
Reduction in goodwill related to divested businesses and other	(6)	(1)	—	(7)
September 30, 2018 (1)	$16,688	8,454	1,283	26,425

(1)
At September 30, 2017, other assets included Goodwill classified as held-for-sale of $116 million related to the sales agreement for Wells Fargo Insurance Services USA (and related businesses) and Wells Fargo Shareowner Services. At September 30, 2018, other assets included Goodwill classified as held-for-sale of $12 million related to the branch divestitures announced in June 2018.

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
Table 12.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
September 30, 2018
Standby letters of credit (1)	$36	14,051	8,024	3,051	476	25,602	8,025
Securities lending and other indemnifications (2)	—	—	—	—	1,454	1,454	—
Written put options (3)	(486)	14,420	11,122	2,876	702	29,120	16,703
Loans and MLHFS sold with recourse (4)	50	148	654	1,178	9,540	11,520	8,587
Factoring guarantees (5)	—	978	—	—	—	978	891
Other guarantees	1	3	—	3	2,781	2,787	4
Total guarantees	$(399)	29,600	19,800	7,108	14,953	71,461	34,210
December 31, 2017
Standby letters of credit (1)	$39	15,357	7,908	3,068	645	26,978	8,773
Securities lending and other indemnifications (2)	—	—	—	2	809	811	2
Written put options (3)	(455)	14,758	12,706	3,890	1,038	32,392	19,087
Loans and MLHFS sold with recourse (4)	51	165	533	934	9,385	11,017	8,155
Factoring guarantees (5)	—	747	—	—	—	747	668
Other guarantees	1	7	—	2	4,175	4,184	7
Total guarantees	$(364)	31,034	21,147	7,896	16,052	76,129	36,692

(1)
Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $7.2 billion and $8.1 billion at September 30, 2018, and December 31, 2017, respectively. We issue DPLCs to provide credit enhancements for certain bond issuances. Beneficiaries (bond trustees) may draw upon these instruments to make scheduled principal and interest payments, redeem all outstanding bonds because a default event has occurred, or for other reasons as permitted by the agreement. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility in one of several forms, including as a standby letter of credit. Total maximum exposure to loss includes the portion of these facilities for which we have issued standby letters of credit under the commitments.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $115 million and $92 million with related collateral of $1.3 billion and $717 million at September 30, 2018, and December 31, 2017, respectively. Estimated maximum exposure to loss was $1.5 billion at September 30, 2018 and $809 million at December 31, 2017.

(3)
Written put options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.

(4)
Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements. Under these arrangements, we repurchased $1 million and $2 million of loans associated with these agreements in both the third quarter and first nine months of 2018, and $1 million and $3 million in the same periods of 2017, respectively.

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

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the FHLB and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 12.2 provides the total carrying amount of pledged assets by asset type and pledged off-

balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $13.1 billion and $13.6 billion at September 30, 2018, and December 31, 2017, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $641 million and $675 million in assets pledged in transactions with VIE's accounted for as secured borrowings at September 30, 2018, and December 31, 2017, respectively. See Note 9 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 12.2: Pledged Assets

(in millions)	Sep 30, 2018	Dec 31, 2017
Held for trading:
Debt securities	$94,862	96,993
Equity securities	10,996	12,161
Total pledged assets held for trading (1)	105,858	109,154
Not held for trading:
Debt securities and other (2)	56,327	73,592
Mortgage loans held for sale and loans (3)	451,031	469,554
Total pledged assets not held for trading	507,358	543,146
Total pledged assets	$613,216	652,300

(1)
Consists of pledged assets held for trading of $47.2 billion and $41.9 billion at September 30, 2018, and December 31, 2017, respectively and off-balance sheet securities of $58.6 billion and $67.3 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total pledged assets held for trading includes $105.8 billion and $109.0 billion at September 30, 2018, and December 31, 2017, respectively that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $4.3 billion and $5.0 billion (fair value of $4.1 billion and $5.0 billion) in collateral for repurchase agreements at September 30, 2018, and December 31, 2017, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $50 million and $64 million in collateral pledged under repurchase agreements at September 30, 2018, and December 31, 2017, respectively, that permit the secured parties to sell or repledge the collateral. Substantially all other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgage loans held for sale of $1.4 billion and $2.6 billion at September 30, 2018, and December 31, 2017, respectively. Substantially all of the total mortgage loans held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $1.0 billion and $2.2 billion at September 30, 2018, and December 31, 2017, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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
Table 12.3: Offsetting – Resale and Repurchase Agreements

(in millions)	Sep 30, 2018	Dec 31, 2017
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$114,914	121,135
Gross amounts offset in consolidated balance sheet (1)	(14,371)	(23,188)
Net amounts in consolidated balance sheet (2)	100,543	97,947
Collateral not recognized in consolidated balance sheet (3)	(99,699)	(96,829)
Net amount (4)	$844	1,118
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$106,253	111,488
Gross amounts offset in consolidated balance sheet (1)	(14,371)	(23,188)
Net amounts in consolidated balance sheet (6)	91,882	88,300
Collateral pledged but not netted in consolidated balance sheet (7)	(91,580)	(87,918)
Net amount (8)	$302	382

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
At September 30, 2018, and December 31, 2017, includes $83.4 billion and $78.9 billion, respectively, classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements. Balance also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $17.1 billion and $19.0 billion, at September 30, 2018, and December 31, 2017, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2018, and December 31, 2017, we have received total collateral with a fair value of $124.1 billion and $130.8 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $60.4 billion at September 30, 2018, and $66.3 billion at December 31, 2017.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2018, and December 31, 2017, we have pledged total collateral with a fair value of $108.7 billion and $113.6 billion, respectively, of which, the counterparty does not have the right to sell or repledge $4.3 billion as of September 30, 2018 and $5.2 billion as of December 31, 2017.

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

Note 12: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 12.4: Underlying Collateral Types of Gross Obligations

(in millions)	Sep 30, 2018	Dec 31, 2017
Repurchase agreements:
Securities of U.S. Treasury and federal agencies (1)	$35,758	40,507
Securities of U.S. States and political subdivisions	68	92
Federal agency mortgage-backed securities (1)	45,153	45,336
Non-agency mortgage-backed securities	1,441	1,324
Corporate debt securities (1)	8,869	8,020
Asset-backed securities	2,128	2,034
Equity securities	793	838
Other (1)	1,424	1,602
Total repurchases	95,634	99,753
Securities lending:
Securities of U.S. Treasury and federal agencies	192	186
Corporate debt securities	418	619
Equity securities (2)	9,947	10,930
Other	62	—
Total securities lending	10,619	11,735
Total repurchases and securities lending	$106,253	111,488

(1)	Amounts for December 31, 2017 have been revised to conform with the current period classification of certain collateral.

(2)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 12.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2018
Repurchase agreements	$82,130	5,879	2,954	4,671	95,634
Securities lending	10,281	38	300	—	10,619
Total repurchases and securities lending (1)	$92,411	5,917	3,254	4,671	106,253
December 31, 2017
Repurchase agreements	$83,780	7,922	3,286	4,765	99,753
Securities lending	9,634	584	1,363	154	11,735
Total repurchases and securities lending (1)	$93,414	8,506	4,649	4,919	111,488

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of September 30, 2018, and December 31, 2017, we had commitments to purchase debt securities of $1.4 billion and $194 million, respectively, and commitments to purchase equity securities of $2.4 billion and $2.2 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity meant to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. This includes commitments we have entered into to purchase securities under resale agreements from a central clearing organization that, at its option, require us to provide funding under such agreements. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitment was $5.1 billion and

$2.8 billion as of September 30, 2018, and December 31, 2017, respectively.
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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Bureau of Consumer Financial Protection (BCFP) to resolve, among other things, investigations by the agencies into the Company's compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and, as discussed below, certain mortgage interest rate lock extensions.

The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company's public disclosures. Former team members have also alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the dealer and, by assignment, the lender, which will result in refunds to customers in certain states. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but granted plaintiffs leave to file an amended complaint by November 23, 2018. These and other issues related to the origination, servicing, and/or collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies, including a multi-state attorneys general group that is conducting an investigation into CPI and GAP. The Company anticipates it may continue to identify and remediate issues related to historical practices concerning the origination, servicing, and/or collection of consumer automobile loans.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The BCFP is conducting an investigation into whether customers were unduly harmed by the Company’s procedures regarding the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. A former team member has brought a state court action alleging retaliation for raising concerns about these procedures.
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
FOREIGN EXCHANGE BUSINESS Federal government agencies, including the United States Department of Justice, are investigating or examining certain activities in the Company’s foreign exchange business. The Company has accrued amounts to remediate customers that may have received pricing inconsistent with commitments made to those customers, and to rebate customers where historic pricing, while consistent with contracts

Note 13: Legal Actions (continued)

entered into with those customers, does not conform to recently implemented standards and pricing.
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
INTERCHANGE LITIGATION  Plaintiffs representing a putative class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A. and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of 8 consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the money damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company's allocated responsibility for the additional funding is approximately $94.5 million. Plaintiffs filed a motion for preliminary approval of the settlement in September 2018. Several of the opt-out litigations were settled during the pendency of the Second Circuit appeal while others remain pending. Discovery is proceeding in the opt-out litigations and the equitable relief class case.
LOW INCOME HOUSING TAX CREDITS Federal government agencies have undertaken formal or informal inquiries or investigations regarding the manner in which the Company purchased, and negotiated the purchase of, certain federal low income housing tax credits in connection with the financing of low income housing developments.
MORTGAGE BANKRUPTCY LOAN MODIFICATION LITIGATION Plaintiffs, representing a putative class of mortgage borrowers who were debtors in Chapter 13 bankruptcy cases, filed a putative class action, Cotton, et al. v. Wells Fargo, et al., against Wells Fargo & Company and Wells Fargo Bank, N.A. in the United States Bankruptcy Court for the Western District of North Carolina on June 7, 2017. Plaintiffs allege that Wells Fargo improperly and unilaterally modified the mortgages of borrowers who were debtors in Chapter 13 bankruptcy cases. Plaintiffs allege that Wells Fargo implemented these modifications by improperly filing mortgage payment change notices in Chapter 13 bankruptcy cases, in violation of bankruptcy rules and process. The amended complaint asserts claims based on, among other things, alleged fraud, violations of bankruptcy rules and laws, and unfair and deceptive trade practices. The amended complaint seeks monetary damages, attorneys’ fees, and declaratory and injunctive relief. The parties have entered into a settlement agreement pursuant to which the Company will pay $13.5 million to resolve the claims. On October 24, 2018, the court granted preliminary approval of the settlement and scheduled a final fairness hearing for March 4, 2019.
MORTGAGE INTEREST RATE LOCK RELATED REGULATORY INVESTIGATION On April 20, 2018, the Company entered into consent orders with the OCC and BCFP to resolve, among other things, investigations by the agencies into the Company's compliance risk management program and its past practices involving certain automobile CPI policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1 billion in civil money penalties to the agencies. On October 4, 2017, the Company announced plans to reach out to all home lending customers who paid fees for mortgage rate lock extensions requested from September 16, 2013, through February 28, 2017, and to provide refunds, with interest, to customers who believe they should not have paid those fees. The Company was named in a putative class action, filed in the United States District Court for the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. The Company filed a motion to dismiss and the court granted the motion. Subsequently, a putative class action was filed in the United States District Court for the District of Oregon, raising similar allegations. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding mortgage interest rate lock extension practices. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits filed in

California state court. This matter has also subjected the Company to formal or informal inquiries, investigations or examinations from other federal and state government agencies, including a multi-state attorneys general group.
MORTGAGE-RELATED REGULATORY INVESTIGATIONS Federal and state government agencies, including the United States Department of Justice (Department of Justice), have been investigating or examining certain mortgage-related activities of Wells Fargo and predecessor institutions. Wells Fargo, for itself and for predecessor institutions, has responded, and continues to respond, to requests from these agencies seeking information regarding the origination, underwriting, and securitization of residential mortgages, including sub-prime mortgages. These agencies have advanced theories of purported liability with respect to certain of these activities. An agreement, pursuant to which the Company paid $2.09 billion, was reached to resolve the Department of Justice investigation, which related to certain 2005-2007 residential mortgage-backed securities activities. The amount was fully accrued as of June 30, 2018. Other financial institutions have entered into similar settlements with these agencies, the nature of which related to the specific activities of those financial institutions, including the imposition of significant financial penalties and remedial actions.
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
ORDER OF POSTING LITIGATION  Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low” order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (MDL proceedings) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration in October 2016, and Wells Fargo appealed this decision to the United States Court of Appeals for the Eleventh Circuit. In May 2018, the Eleventh Circuit ruled in Wells Fargo's favor and found that Wells Fargo had not waived its arbitration rights and remanded the case to the District Court for further proceedings. Plaintiffs filed a petition for rehearing to the Eleventh Circuit, which was denied in August 2018.
RETAIL SALES PRACTICES MATTERS Federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission and the United States Department of Labor, and state attorneys general, including the New York Attorney General, and prosecutors’ offices, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain retail sales practices of the Company that were the subject of settlements with the BCFP, the OCC and the Office of the Los

Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing and has discussed the resolution of some of the matters, including with a multi-state attorneys general group. In October 2018, the Company entered into an agreement to resolve the New York Attorney General's investigation pursuant to which the Company will pay $65 million to the State of New York.
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. Pursuant to the settlement, the Company will pay $142 million for remediation, attorneys’ fees, and settlement fund claims administration. In the unlikely event that the $142 million settlement total is not enough to provide remediation, pay attorneys' fees, pay settlement fund claims administration costs, and have at least $25 million left over to distribute to all class members, the Company will contribute additional funds to the settlement. In addition, in the unlikely event that the number of unauthorized accounts identified by settlement class members in the claims process and not disputed by the claims administrator exceeds plaintiffs’ 3.5 million account estimate, the Company will proportionately increase the $25 million reserve so that the ratio of reserve to unauthorized accounts is no less than what was implied by plaintiffs’ estimate at the time of the district court’s preliminary approval of the settlement in July 2017. The district court issued an order granting final approval of the settlement on June 14, 2018. Several appeals of the district court's order granting final approval of the settlement have been filed with the United States Court of Appeals for the Ninth Circuit. Second, Wells Fargo shareholders are pursuing a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company has entered into a settlement agreement to resolve this matter pursuant to which the Company will pay $480 million. The amount was fully accrued as of March 31, 2018. The district court issued an order granting preliminary approval of the settlement on September 4, 2018. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged failure to detect and prevent sales practices issues. These actions have been filed or transferred to the United States District Court for the Northern District of California and California state court for coordinated proceedings. An additional lawsuit asserting similar claims in Delaware state court has been stayed. Fourth, multiple employment litigation matters have been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants that has now been dismissed; a class action in the United States District Court for the Northern District of California on behalf of team members who allege that they protested sales practice misconduct and/or

Note 13: Legal Actions (continued)

were terminated for not meeting sales goals that has now been dismissed, and we have entered into a framework with plaintiffs' counsel to address individual claims that have been asserted; various wage and hour class actions brought in federal and state court in California, New Jersey, and Pennsylvania on behalf of non-exempt branch based team members alleging that sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (Institutional Investor Plaintiffs), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (Federal Court Complaint). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleges that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs seek money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York (Related Federal Cases), and the various cases pending against Wells Fargo are proceeding before the same judge. On January 19, 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (Dismissed Trusts). The Company's motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint (Third-Party Claims). The investment advisors have moved to dismiss those complaints. On April 17, 2018, the Southern District of New York denied class certification in the Related Federal Case brought by Royal Park Investments SA/NV (Royal Park).
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
In July 2017, certain of the plaintiffs from the State Court Action filed a civil complaint relating to Wells Fargo Bank, N.A.'s setting aside reserves for legal fees and expenses in connection with the liquidation of eleven RMBS trusts at issue in the State Court Action (Declaratory Judgment Action). The complaint seeks, among other relief, declarations that Wells Fargo Bank, N.A. is not entitled to indemnification, the advancement of funds, or the taking of reserves from trust funds for legal fees and expenses it incurs in defending the claims in the State Court Action. In November 2017, the Company's motion to dismiss the complaint was granted. Plaintiffs filed a notice of appeal in January 2018. In September 2017, Royal Park filed a similar complaint in the Southern District of New York seeking declaratory and injunctive relief and money damages on an individual and class action basis (Royal Park Action).

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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.2 billion as of September 30, 2018. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2018			December 31, 2017
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts (1)	$184,332	2,471	650	209,677	2,492	1,092
Foreign exchange contracts (1)	35,136	737	1,221	34,135	1,482	1,137
Total derivatives designated as qualifying hedging instruments		3,208	1,871		3,974	2,229
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	181,607	166	375	220,558	159	201
Equity contracts	15,764	929	210	12,315	716	138
Foreign exchange contracts	14,288	115	116	15,976	78	309
Credit contracts – protection purchased	101	26	—	111	37	—
Subtotal		1,236	701		990	648
Customer accommodation trading and
other derivatives:
Interest rate contracts	8,156,678	13,426	14,518	6,434,673	14,979	14,179
Commodity contracts	72,559	4,205	1,716	62,530	2,354	1,335
Equity contracts	229,905	6,894	8,514	213,750	6,291	8,363
Foreign exchange contracts	333,715	5,582	5,032	362,896	7,413	7,122
Credit contracts – protection sold	9,185	94	141	9,021	147	214
Credit contracts – protection purchased	17,973	134	177	17,406	207	208
Subtotal		30,335	30,098		31,391	31,421
Total derivatives not designated as hedging instruments		31,571	30,799		32,381	32,069
Total derivatives before netting		34,779	32,670		36,355	34,298
Netting (3)		(22,968)	(24,084)		(24,127)	(25,502)
Total		$11,811	8,586		12,228	8,796

(1)
Notional amounts presented exclude $0 million and $500 million of interest rate contracts at September 30, 2018, and December 31, 2017, respectively, for certain derivatives that are combined for designation as a hedge in a single relationship. The notional amount for foreign exchange contracts at September 30, 2018, and December 31, 2017, excludes $11.3 billion and $13.5 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MLHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 14.2 for further information.

Note 14: Derivatives (continued)

Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $31.4 billion and $29.2 billion of gross derivative assets and liabilities, respectively, at September 30, 2018, and $30.0 billion and $29.9 billion, respectively, at December 31, 2017, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $3.4 billion and $3.5 billion, respectively, at September 30, 2018, and $6.4 billion and $4.4 billion, respectively, at December 31, 2017, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
September 30, 2018
Derivative assets
Interest rate contracts	$16,063	(10,905)	5,158	(104)	5,054	98%
Commodity contracts	4,205	(1,165)	3,040	(2)	3,038	92
Equity contracts	7,823	(5,646)	2,177	(494)	1,683	74
Foreign exchange contracts	6,434	(5,036)	1,398	(33)	1,365	100
Credit contracts – protection sold	94	(92)	2	—	2	13
Credit contracts – protection purchased	160	(124)	36	(2)	34	90
Total derivative assets	$34,779	(22,968)	11,811	(635)	11,176
Derivative liabilities
Interest rate contracts	$15,543	(11,982)	3,561	(306)	3,255	98%
Commodity contracts	1,716	(823)	893	—	893	55
Equity contracts	8,724	(5,949)	2,775	(235)	2,540	84
Foreign exchange contracts	6,369	(5,023)	1,346	(61)	1,285	100
Credit contracts – protection sold	141	(140)	1	(1)	—	84
Credit contracts – protection purchased	177	(167)	10	—	10	9
Total derivative liabilities	$32,670	(24,084)	8,586	(603)	7,983
December 31, 2017
Derivative assets
Interest rate contracts	$17,630	(11,929)	5,701	(145)	5,556	99%
Commodity contracts	2,354	(966)	1,388	(4)	1,384	88
Equity contracts	7,007	(4,233)	2,774	(596)	2,178	76
Foreign exchange contracts	8,973	(6,656)	2,317	(25)	2,292	100
Credit contracts – protection sold	147	(145)	2	—	2	10
Credit contracts – protection purchased	244	(198)	46	(3)	43	89
Total derivative assets	$36,355	(24,127)	12,228	(773)	11,455
Derivative liabilities
Interest rate contracts	$15,472	(13,226)	2,246	(1,078)	1,168	99%
Commodity contracts	1,335	(648)	687	(1)	686	76
Equity contracts	8,501	(4,041)	4,460	(400)	4,060	85
Foreign exchange contracts	8,568	(7,189)	1,379	(204)	1,175	100
Credit contracts – protection sold	214	(204)	10	(9)	1	85
Credit contracts – protection purchased	208	(194)	14	—	14	9
Total derivative liabilities	$34,298	(25,502)	8,796	(1,692)	7,104

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $243 million and $245 million related to derivative assets and $108 million and $95 million related to derivative liabilities at September 30, 2018, and December 31, 2017, respectively. Cash collateral totaled $2.9 billion and $4.1 billion, netted against derivative assets and liabilities, respectively, at September 30, 2018, and $2.7 billion and $4.2 billion, respectively, at December 31, 2017.

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

Note 14: Derivatives (continued)

We estimate $309 million pre-tax of deferred net losses primarily related to cash flow hedges in OCI at September 30, 2018, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are primarily related to discontinued hedges of floating rate loans. We are hedging our foreign exposure to the variability of future cash flows for all forecasted transactions for a maximum of 8 years. For more information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K.
Table 14.3 shows the net gains (losses) related to derivatives in fair value and cash flow hedging relationships.
Table 14.3: Gains (Losses) Recognized in Consolidated Statement of Income on Fair Value and Cash Flow Hedging Relationships

	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended September 30, 2018
Total amounts presented in the consolidated statement of income	$3,595	11,116	210	(1,499)	(1,667)	633	12,388
Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(34)	—	(1)	(10)	39	—	(6)
Recognized on derivatives	386	—	10	(58)	(1,119)	—	(781)
Recognized on hedged items	(410)	—	(12)	61	1,101	—	740
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	8	—	—	—	(118)	—	(110)
Recognized on derivatives (3)	2	—	—	—	(58)	(139)	(195)
Recognized on hedged items	(3)	—	—	—	126	139	262
Net income (expense) recognized on fair value hedges	(51)	—	(3)	(7)	(29)	—	(90)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(78)	—	—	—	—	(78)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	$—	—	—	—	(1)	—	(1)
Net income (expense) recognized on cash flow hedges	$—	(78)	—	—	(1)	—	(78)
Nine months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$10,603	32,607	587	(3,857)	(4,901)	1,720	36,759
Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(158)	—	(3)	(35)	291	—	95
Recognized on derivatives	1,692	1	21	(248)	(4,331)	—	(2,865)
Recognized on hedged items	(1,730)	(1)	(27)	233	4,215	—	2,690
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	23	—	—	—	(300)	—	(277)
Recognized on derivatives (3)	8	—	—	—	(132)	(889)	(1,013)
Recognized on hedged items	(5)	—	—	—	153	820	968
Net income (expense) recognized on fair value hedges	(170)	—	(9)	(50)	(104)	(69)	(402)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(215)	—	—	—	—	(215)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(1)	—	(1)
Net income (expense) recognized on cash flow hedges	$—	(215)	—	—	(1)	—	(216)
(continued on following page)

(continued from previous page)
	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended September 30, 2017
Total amounts presented in the consolidated statement of income	$3,253	10,522	217	(869)	(1,391)	199	11,931

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(110)	—	(1)	25	246	—	160
Recognized on derivatives	(6)	—	—	1	(162)	—	(167)
Recognized on hedged items	(5)	—	(2)	—	164	—	157
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	4	—	—	—	(60)	—	(56)
Recognized on derivatives (3)	—	—	—	—	(32)	851	819
Recognized on hedged items	—	—	—	—	15	(790)	(775)
Net income (expense) recognized on fair value hedges	(117)	—	(3)	26	171	61	138

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	107	—	—	(2)	—	105
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$—	107	—	—	(2)	—	105
Nine months ended September 30, 2017
Total amounts presented in the consolidated statement of income	$9,652	31,021	590	(2,082)	(3,813)	1,045	36,413

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(363)	(1)	(4)	29	1,041	—	702
Recognized on derivatives	(167)	—	(11)	30	(325)	—	(473)
Recognized on hedged items	121	—	4	(22)	322	—	425
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	10	—	—	—	(142)	—	(132)
Recognized on derivatives (3)	11	—	—	—	(187)	2,727	2,551
Recognized on hedged items	(7)	—	—	—	215	(2,485)	(2,277)
Net income (expense) recognized on fair value hedges	(395)	(1)	(11)	37	924	242	796

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	468	—	—	(8)	—	460
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$—	468	—	—	(8)	—	460

(1)
Includes $11 million and $35 million for third quarter and first nine months of 2018, respectively, and includes $12 million and $22 million for the third quarter and first nine months of 2017, respectively which represents changes in fair value due to the passage of time associated with the non-zero fair value amount at hedge inception.

(2)
The third quarter and first nine months of 2018 included $(5) million and $(3) million, respectively, and the third quarter and first nine months of 2017 included $(1) million, and $(2) million, respectively, of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency debt securities and long-term debt that were excluded from the assessment of hedge effectiveness.

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

Table 14.4: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
September 30, 2018
Available-for-sale debt securities (5)	$29,736	(1,008)	4,947	261
Loans	—	—	—	—
Mortgage loans held for sale	681	(6)	—	—
Deposits	(45,282)	383	—	—
Long-term debt	(127,072)	2,223	(808)	10
December 31, 2017
Available-for-sale debt securities (5)	32,498	870	5,221	343
Loans	140	(1)	—	—
Mortgage loans held for sale	465	(1)	—	—
Deposits	(23,679)	158	—	—
Long-term debt	(128,950)	(2,154)	(1,953)	16

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $1.3 billion and $(6.4) billion for long-term debt as of September 30, 2018 and $1.5 billion for debt securities and for long-term debt is $(7.7) billion as of December 31, 2017.

(3)
The balance includes $1.5 billion and $49 million of debt securities and long-term debt cumulative basis adjustments as of September 30, 2018, respectively, and $2.1 billion and $297 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2017, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $(501) million and $(2.0) billion in the third quarter and first nine months of 2018, respectively, and $240 million and $599 million in the third quarter and first nine months of 2017, respectively which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net liability of $185 million at September 30, 2018, and net asset of $89 million at December 31, 2017. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Loan commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net negative fair value of $7 million and a positive fair value of $17 million at September 30, 2018, and December 31, 2017, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 14.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2017 Form 10-K. Table 14.5 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.5: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended September 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(334)	—	—	(1)	(335)
Equity contracts	—	(719)	—	8	(711)
Foreign exchange contracts	—	—	—	78	78
Credit contracts	—	—	—	4	4
Subtotal (2)	(334)	(719)	—	89	(964)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(67)	—	298	(1)	230
Equity contracts	—	—	(1,147)	(112)	(1,259)
Foreign exchange contracts	—	—	258	—	258
Credit contracts	—	—	(28)	—	(28)
Commodity contracts	—	—	14	—	14
Other	—	—	—	—	—
Subtotal	(67)	—	(605)	(113)	(785)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(401)	(719)	(605)	(24)	(1,749)
Nine months ended September 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(1,114)	—	—	5	(1,109)
Equity contracts	—	(1,317)	—	13	(1,304)
Foreign exchange contracts	—	—	—	405	405
Credit contracts	—	—	—	(2)	(2)
Subtotal (2)	(1,114)	(1,317)	—	421	(2,010)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(372)	—	865	(1)	492
Equity contracts	—	—	(33)	(378)	(411)
Foreign exchange contracts	—	—	659	—	659
Credit contracts	—	—	(22)	—	(22)
Commodity contracts	—	—	88	—	88
Other	—	—	—	—	—
Subtotal	(372)	—	1,557	(379)	806
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,486)	(1,317)	1,557	42	(1,204)

(continued on following page)

Note 14: Derivatives (continued)

(continued from previous page)
	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended September 30, 2017
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$138	—	—	(19)	119
Equity contracts	—	(490)	—	1	(489)
Foreign exchange contracts	—	—	—	(300)	(300)
Credit contracts	—	—	—	(6)	(6)
Subtotal (2)	138	(490)	—	(324)	(676)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	152	—	17	—	169
Equity contracts	—	—	(851)	—	(851)
Foreign exchange contracts	—	—	155	—	155
Credit contracts	—	—	(31)	—	(31)
Commodity contracts	—	—	63	—	63
Other	—	—	—	8	8
Subtotal	152	—	(647)	8	(487)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$290	(490)	(647)	(316)	(1,163)
Nine months ended September 30, 2017
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$480	—	—	(64)	416
Equity contracts	—	(1,164)	—	(11)	(1,175)
Foreign exchange contracts	—	—	—	(834)	(834)
Credit contracts	—	—	—	8	8
Subtotal (2)	480	(1,164)	—	(901)	(1,585)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	599	—	80	—	679
Equity contracts	—	—	(2,525)	—	(2,525)
Foreign exchange contracts	—	—	356	—	356
Credit contracts	—	—	(59)	—	(59)
Commodity contracts	—	—	138	—	138
Other	—	—	—	22	22
Subtotal	599	—	(2,010)	22	(1,389)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$1,079	(1,164)	(2,010)	(879)	(2,974)

(1)	Includes gains (losses) on the derivatives used as economic hedges of MSRs measured at fair value, derivative loan commitments and mortgage loans held for sale.

(2)
Includes hedging gains (losses) of $10 million and $46 million for the third quarter and first nine months of 2018, respectively, and $(18) million and $(64) million for the third quarter and first nine months of 2017, respectively, which partially offset hedge accounting ineffectiveness.

(3)	Amounts presented in mortgage banking noninterest income are gains on derivative loan commitments.

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
Table 14.6 provides details of sold and purchased credit derivatives.
Table 14.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2018
Credit default swaps on:
Corporate bonds	$23	1,906	391	1,266	640	1,300	2018 - 2027
Structured products	55	148	143	130	18	114	2022 - 2047
Credit protection on:
Default swap index	—	2,194	453	308	1,886	3,824	2018 - 2028
Commercial mortgage-backed securities index	53	402	122	375	27	51	2047 - 2058
Asset-backed securities index	9	43	43	42	1	1	2045 - 2046
Other	1	4,492	4,372	—	4,492	10,663	2018 - 2038
Total credit derivatives	$141	9,185	5,524	2,121	7,064	15,953
December 31, 2017
Credit default swaps on:
Corporate bonds	$35	2,007	510	1,575	432	946	2018 - 2027
Structured products	86	267	252	232	35	153	2022 - 2047
Credit protection on:
Default swap index	—	2,626	540	308	2,318	3,932	2018 - 2027
Commercial mortgage-backed securities index	83	423	—	401	22	87	2047 - 2058
Asset-backed securities index	9	42	—	42	—	1	2045 - 2046
Other	1	3,656	3,306	—	3,656	9,840	2018 - 2031
Total credit derivatives	$214	9,021	4,608	2,558	6,463	14,959

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

Note 14: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $7.7 billion at September 30, 2018, and $8.3 billion at December 31, 2017, for which we posted $5.9 billion and $7.1 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, on September 30, 2018, or December 31, 2017, we would have been required to post additional collateral of $1.8 billion or $1.2 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 15: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 15.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting, measurement alternative accounting for nonmarketable equity securities or write-downs of individual assets. Assets recorded on a nonrecurring basis are presented in Table 15.13 in this Note.
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

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
September 30, 2018
Trading debt securities	$—	—	—	—	212	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,267	2,920	—
Securities of U.S. states and political subdivisions	—	—	—	—	47,382	40
Mortgage-backed securities	—	27	—	—	160,382	41
Other debt securities (1)	—	423	967	—	44,451	48
Total available-for-sale debt securities	—	450	967	3,267	255,135	129
Equity securities:
Marketable	—	—	—	—	224	—
Nonmarketable	—	—	—	—	1	46
Total equity securities	—	—	—	—	225	46
Derivative assets	—	—	—	34	—	—
Derivative liabilities	—	—	—	(38)	—	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2017
Trading debt securities	$—	—	—	926	215	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	3,389	2,930	—
Securities of U.S. states and political subdivisions	—	—	—	—	50,401	49
Mortgage-backed securities	—	33	—	—	168,948	75
Other debt securities (1)	—	307	1,158	—	44,465	22
Total available-for-sale debt securities	—	340	1,158	3,389	266,744	146
Equity securities:
Marketable	—	—	—	—	227	—
Nonmarketable	—	—	—	—	—	—
Total equity securities	—	—	—	—	227	—
Derivative assets	—	—	—	19	—	—
Derivative liabilities	—	—	—	(19)	—	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 15.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting		Total
September 30, 2018
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$14,234	3,184	—		—		17,418
Securities of U.S. states and political subdivisions	—	3,215	3		—		3,218
Collateralized loan obligations	—	772	263		—		1,035
Corporate debt securities	—	11,826	35		—		11,861
Mortgage-backed securities	—	30,662	—		—		30,662
Asset-backed securities	—	960	—		—		960
Other trading debt securities	—	17	17		—		34
Total trading debt securities	14,234	50,636	318		—		65,188
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	3,267	2,920	—		—		6,187
Securities of U.S. states and political subdivisions	—	47,621	595		—		48,216
Mortgage-backed securities:
Federal agencies	—	153,511	—		—		153,511
Residential	—	2,966	—		—		2,966
Commercial	—	3,932	41		—		3,973
Total mortgage-backed securities	—	160,409	41		—		160,450
Corporate debt securities	35	6,191	388		—		6,614
Collateralized loan and other debt obligations (1)	—	35,351	843		—		36,194
Asset-backed securities:
Automobile loans and leases	—	547	—		—		547
Home equity loans	—	124	—		—		124
Other asset-backed securities	—	4,229	402		—		4,631
Total asset-backed securities	—	4,900	402		—		5,302
Other debt securities	—	1	—		—		1
Total available-for-sale debt securities	3,302	257,393	2,269	(2)	—		262,964
Mortgage loans held for sale	—	12,905	980		—		13,885
Loans held for sale	—	1,244	22		—		1,266
Loans	—	—	286		—		286
Mortgage servicing rights (residential)	—	—	15,980		—		15,980
Derivative assets:
Interest rate contracts	19	15,996	48		—		16,063
Commodity contracts	—	4,129	76		—		4,205
Equity contracts	2,022	4,306	1,495		—		7,823
Foreign exchange contracts	34	6,391	9		—		6,434
Credit contracts	—	172	82		—		254
Netting	—	—	—		(22,968)	(3)	(22,968)
Total derivative assets	2,075	30,994	1,710		(22,968)		11,811
Equity securities - excluding securities at NAV:
Marketable	30,799	1,044	—		—		31,843
Nonmarketable	—	33	6,328		—		6,361
Total equity securities	$30,799	1,077	6,328		—		38,204
Total assets included in the fair value hierarchy	$50,410	354,249	27,893		(22,968)		409,584
Equity securities at NAV (4)							118
Total assets recorded at fair value							$409,702
Derivative liabilities:
Interest rate contracts	$(16)	(15,371)	(156)		—		(15,543)
Commodity contracts	—	(1,701)	(15)		—		(1,716)
Equity contracts	(1,411)	(5,544)	(1,769)		—		(8,724)
Foreign exchange contracts	(38)	(6,301)	(30)		—		(6,369)
Credit contracts	—	(263)	(55)		—		(318)
Netting	—	—	—		24,084	(3)	24,084
Total derivative liabilities	(1,465)	(29,180)	(2,025)		24,084		(8,586)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(14,334)	(609)	—		—		(14,943)
Mortgage-backed securities	—	(121)	—		—		(121)
Corporate debt securities	—	(5,416)	—		—		(5,416)
Equity securities	(3,506)	(5)	—		—		(3,511)
Other securities	—	(1)	—		—		(1)
Total short sale liabilities	(17,840)	(6,152)	—		—		(23,992)
Other liabilities	—	—	(2)		—		(2)
Total liabilities recorded at fair value	$(19,305)	(35,332)	(2,027)		24,084		(32,580)

(1)	Includes collateralized debt obligations of $843 million.

(2)
A significant portion of the balance consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

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

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer between Level 1, Level 2, and Level 3 accordingly. Observable market data includes but is not limited to quoted prices and market transactions. Changes in economic conditions or market liquidity generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, Level 2, and Level 3. The amounts reported as transfers represent the fair value as of the beginning of the quarter in which the transfer occurred. The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2018, are presented in Table 15.3.

Table 15.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2018

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	291	2	—	(26)	—	(4)	263	1
Corporate debt securities	36	2	—	7	—	(10)	35	2
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	17	—	—	—	—	—	17	1
Total trading debt securities	347	4	—	(19)	—	(14)	318	4	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	559	—	(3)	39	—	—	595	—
Mortgage-backed securities:
Residential	—	—	1	(1)	—	—	—	—
Commercial	53	(1)	—	(11)	—	—	41	(1)
Total mortgage-backed securities	53	(1)	1	(12)	—	—	41	(1)
Corporate debt securities	443	2	(2)	(55)	—	—	388	—
Collateralized loan and other debt obligations	1,037	44	(33)	(205)	—	—	843	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	401	(4)	(2)	7	—	—	402	(3)
Total asset-backed securities	401	(4)	(2)	7	—	—	402	(3)
Total available-for-sale debt securities	2,493	41	(39)	(226)	—	—	2,269	(4)	(6)
Mortgage loans held for sale	986	(12)	—	(8)	16	(2)	980	(12)	(7)
Loans held for sale	20	1	—	1	—	—	22	—
Loans	321	—	—	(35)	—	—	286	(5)	(7)
Mortgage servicing rights (residential)(8)	15,411	69	—	500	—	—	15,980	531	(7)
Net derivative assets and liabilities:
Interest rate contracts	(41)	(103)	—	36	—	—	(108)	(43)
Commodity contracts	26	29	—	6	—	—	61	38
Equity contracts	(339)	(30)	—	89	—	6	(274)	(74)
Foreign exchange contracts	(15)	(10)	—	4	—	—	(21)	(4)
Credit contracts	24	5	—	(2)	—	—	27	3
Other derivative contracts	—	—	—	—	—	—	—	—
Total derivative contracts	(345)	(109)	—	133	—	6	(315)	(80)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	5,806	817	—	(295)	—	—	6,328	770
Total equity securities	5,806	817	—	(295)	—	—	6,328	770	(10)
Short sale liabilities	—	—	—	—	—	—	—	—	(5)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 15.4 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/ realization of cash flows over time.

(5)	Included in net gains (losses) from trading activities in the income statement.

(6)	Included in net gains (losses) from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(9)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.
 (continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2018.
Table 15.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	75	(70)	—	(31)	(26)
Corporate debt securities	8	(1)	—	—	7
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	83	(71)	—	(31)	(19)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	69	(30)	39
Mortgage-backed securities:
Residential	—	—	—	(1)	(1)
Commercial	—	—	—	(11)	(11)
Total mortgage-backed securities	—	—	—	(12)	(12)
Corporate debt securities	—	—	—	(55)	(55)
Collateralized loan and other debt obligations	—	(149)	—	(56)	(205)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	96	(89)	7
Total asset-backed securities	—	—	96	(89)	7
Total available-for-sale debt securities	—	(149)	165	(242)	(226)
Mortgage loans held for sale	17	(89)	104	(40)	(8)
Loans held for sale	1	—	—	—	1
Loans	2	—	5	(42)	(35)
Mortgage servicing rights (residential) (1)	—	(2)	502	—	500
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	36	36
Commodity contracts	—	—	—	6	6
Equity contracts	3	(37)	—	123	89
Foreign exchange contracts	—	—	—	4	4
Credit contracts	1	(2)	—	(1)	(2)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	4	(39)	—	168	133
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	(295)	(295)
Total equity securities	—	—	—	(295)	(295)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2017, are presented in Table 15.5.
Table 15.5: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2017

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended September 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$9	—	—	(6)	—	—	3	—
Collateralized loan obligations	403	—	—	(20)	—	—	383	(4)
Corporate debt securities	26	—	—	6	2	—	34	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	25	—	—	—	—	—	25	—
Total trading debt securities	463	—	—	(20)	2	—	445	(4)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	1,557	3	3	(19)	—	(838)	706	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	75	—	1	—	—	—	76	—
Total mortgage-backed securities	76	—	1	—	—	—	77	—
Corporate debt securities	376	1	4	(1)	—	—	380	—
Collateralized loan and other debt obligations	1,002	7	25	(20)	—	—	1,014	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	872	1	2	(240)	—	—	635	—
Total asset-backed securities	872	1	2	(240)	—	—	635	—
Total available-for-sale debt securities	3,883	12	35	(280)	—	(838)	2,812	—	(6)
Mortgage loans held for sale	995	(10)	—	(6)	55	(2)	1,032	(11)	(7)
Loans held for sale	14	—	—	(1)	18	—	31	—
Loans	443	—	—	(33)	—	—	410	(3)	(7)
Mortgage servicing rights (residential) (8)	12,789	(661)	—	1,210	—	—	13,338	(142)	(7)
Net derivative assets and liabilities:
Interest rate contracts	115	158	—	(159)	—	—	114	8
Commodity contracts	17	(16)	—	9	2	—	12	7
Equity contracts	(471)	(70)	—	(27)	(17)	(6)	(591)	(130)
Foreign exchange contracts	4	3	—	—	—	—	7	1
Credit contracts	72	(6)	—	(13)	—	—	53	(6)
Other derivative contracts	(34)	8	—	—	—	—	(26)	8
Total derivative contracts	(297)	77	—	(190)	(15)	(6)	(431)	(112)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	3,960	513	—	—	—	—	4,473	513
Total equity securities	3,960	513	—	—	—	—	4,473	513	(10)
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(5)
Other liabilities	(3)	—	—	—	—	—	(3)	—	(7)

(1)	See Table 15.6 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains (losses) from trading activities in the income statement.

(6)	Included in net gains (losses) from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(9)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.6 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2017.
Table 15.6: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$30	(35)	—	(1)	(6)
Collateralized loan obligations	51	(36)	—	(35)	(20)
Corporate debt securities	9	(3)	—	—	6
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	90	(74)	—	(36)	(20)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(68)	98	(49)	(19)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	—	—	—	(1)	(1)
Collateralized loan and other debt obligations	6	—	—	(26)	(20)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	16	(256)	(240)
Total asset-backed securities	—	—	16	(256)	(240)
Total available-for-sale debt securities	6	(68)	114	(332)	(280)
Mortgage loans held for sale	17	(130)	147	(40)	(6)
Loans held for sale	—	(1)	—	—	(1)
Loans	2	—	5	(40)	(33)
Mortgage servicing rights (residential) (1)	541	64	605	—	1,210
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(159)	(159)
Commodity contracts	—	—	—	9	9
Equity contracts	—	(48)	—	21	(27)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	1	—	—	(14)	(13)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	1	(48)	—	(143)	(190)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2018, are presented in Table 15.7.
Table 15.7: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2018

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Nine months ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	354	(2)	—	(85)	—	(4)	263	—
Corporate debt securities	31	2	—	13	—	(11)	35	4
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	19	(2)	—	—	—	—	17	—
Total trading debt securities	407	(2)	—	(72)	—	(15)	318	4	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	925	5	(5)	(51)	—	(279)	595	—
Mortgage-backed securities:
Residential	1	—	—	(1)	—	—	—	—
Commercial	75	—	(2)	(32)	—	—	41	(2)
Total mortgage-backed securities	76	—	(2)	(33)	—	—	41	(2)
Corporate debt securities	407	4	2	(25)	—	—	388	—
Collateralized loan and other debt obligations	1,020	55	20	(252)	—	—	843	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	566	4	(10)	(158)	—	—	402	(3)
Total asset-backed securities	566	4	(10)	(158)	—	—	402	(3)
Total available-for-sale debt securities	2,994	68	5	(519)	—	(279)	2,269	(5)	(6)
Mortgage loans held for sale	998	(46)	—	(20)	56	(8)	980	(42)	(7)
Loans held for sale	14	2	—	(15)	21	—	22	—
Loans	376	(1)	—	(89)	—	—	286	(9)	(7)
Mortgage servicing rights (residential) (8)	13,625	801	—	1,554	—	—	15,980	2,206	(7)
Net derivative assets and liabilities:
Interest rate contracts	71	(511)	—	332	—	—	(108)	(163)
Commodity contracts	19	59	—	(20)	3	—	61	60
Equity contracts	(511)	27	—	153	—	57	(274)	(67)
Foreign exchange contracts	7	(35)	—	7	—	—	(21)	(23)
Credit contracts	36	1	—	(10)	—	—	27	(6)
Other derivative contracts	—	—	—	—	—	—	—	—
Total derivative contracts	(378)	(459)	—	462	3	57	(315)	(199)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable (10)	5,203	1,510	—	(391)	10	(4)	6,328	1,457
Total equity securities	5,203	1,510	—	(391)	10	(4)	6,328	1,457	(11)
Short sale liabilities	—	—	—	—	—	—	—	—	(5)
Other liabilities	(3)	1	—	—	—	—	(2)	—	(7)

(1)	See Table 15.8 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains (losses) from trading activities in the income statement.

(6)	Included in net gains (losses) from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(9)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(10)	Beginning balance includes $382 million of auction rate securities, which changed from the cost to fair value method of accounting in connection with the adoption of ASU 2016-01 in first quarter 2018.

(11)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.8 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2018.
Table 15.8: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	346	(300)	—	(131)	(85)
Corporate debt securities	16	(3)	—	—	13
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	362	(303)	—	(131)	(72)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(4)	79	(126)	(51)
Mortgage-backed securities:
Residential	—	—	—	(1)	(1)
Commercial	—	—	—	(32)	(32)
Total mortgage-backed securities	—	—	—	(33)	(33)
Corporate debt securities	31	—	—	(56)	(25)
Collateralized loan and other debt obligations	—	(149)	—	(103)	(252)
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	(8)	154	(304)	(158)
Total asset-backed securities	—	(8)	154	(304)	(158)
Total available-for-sale debt securities	31	(161)	233	(622)	(519)
Mortgage loans held for sale	64	(240)	271	(115)	(20)
Loans held for sale	1	(16)	—	—	(15)
Loans	3	—	13	(105)	(89)
Mortgage servicing rights (residential) (1)	—	(7)	1,561	—	1,554
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	332	332
Commodity contracts	—	—	—	(20)	(20)
Equity contracts	3	(37)	—	187	153
Foreign exchange contracts	—	—	—	7	7
Credit contracts	9	(6)	—	(13)	(10)
Other derivative contracts	—	—	—	—	—
Total derivative contracts	12	(43)	—	493	462
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(17)	—	(374)	(391)
Total equity securities	—	(17)	—	(374)	(391)
Short sale liabilities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2017, are presented in Table 15.9.

Table 15.9: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2017

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Nine months ended September 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	309	(3)	—	77	—	—	383	(12)
Corporate debt securities	34	1	—	(5)	5	(1)	34	—
Mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Other trading debt securities	28	(3)	—	—	—	—	25	(2)
Total trading debt securities	374	(5)	—	72	5	(1)	445	(14)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	1,140	4	7	884	5	(1,334)	706	—
Mortgage-backed securities:
Residential	1	—	—	—	—	—	1	—
Commercial	91	(6)	—	(9)	—	—	76	(11)
Total mortgage-backed securities	92	(6)	—	(9)	—	—	77	(11)
Corporate debt securities	432	(13)	14	(53)	—	—	380	—
Collateralized loan and other debt obligations	879	17	70	48	—	—	1,014	—
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—	—	—	—
Other asset-backed securities	962	1	5	(333)	—	—	635	—
Total asset-backed securities	962	1	5	(333)	—	—	635	—
Total available-for-sale debt securities	3,505	3	96	537	5	(1,334)	2,812	(11)	(6)
Mortgage loans held for sale	985	(20)	—	(41)	116	(8)	1,032	(21)	(7)
Loans held for sale	—	—	—	(3)	34	—	31	—
Loans	758	(6)	—	(342)	—	—	410	(9)	(7)
Mortgage servicing rights (residential) (8)	12,959	(1,795)	—	2,174	—	—	13,338	(328)	(7)
Net derivative assets and liabilities:
Interest rate contracts	121	625	—	(632)	—	—	114	(10)
Commodity contracts	23	(14)	—	3	2	(2)	12	9
Equity contracts	(267)	(128)	—	(70)	(39)	(87)	(591)	(223)
Foreign exchange contracts	12	(5)	—	—	—	—	7	(1)
Credit contracts	77	29	—	(53)	—	—	53	(42)
Other derivative contracts	(47)	22	—	(1)	—	—	(26)	22
Total derivative contracts	(81)	529	—	(753)	(37)	(89)	(431)	(245)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	3,259	1,214	—	(1)	1	—	4,473	1,215
Total equity securities	3,259	1,214	—	(1)	1	—	4,473	1,215	(10)
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(5)
Other liabilities	(4)	1	—	—	—	—	(3)	—	(7)

(1)	See Table 15.10 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains (losses) from trading activities in the income statement.

(6)	Included in net gains (losses) from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

(9)	Included in mortgage banking, trading activities, equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 15: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 15.10 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2017.

Table 15.10: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2017

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2017
Trading debt securities:
Securities of U.S. states and political subdivisions	$37	(36)	—	(1)	—
Collateralized loan obligations	337	(165)	—	(95)	77
Corporate debt securities	18	(23)	—	—	(5)
Mortgage-backed securities	—	—	—	—	—
Asset-backed securities	—	—	—	—	—
Other trading debt securities	—	—	—	—	—
Total trading debt securities	392	(224)	—	(96)	72
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(68)	1,099	(147)	884
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(9)	(9)
Total mortgage-backed securities	—	—	—	(9)	(9)
Corporate debt securities	4	—	—	(57)	(53)
Collateralized loan and other debt obligations	135	—	—	(87)	48
Asset-backed securities:
Automobile loans and leases	—	—	—	—	—
Other asset-backed securities	—	—	198	(531)	(333)
Total asset-backed securities	—	—	198	(531)	(333)
Total available-for-sale debt securities	139	(68)	1,297	(831)	537
Mortgage loans held for sale	57	(374)	386	(110)	(41)
Loans held for sale	—	(1)	—	(2)	(3)
Loans	5	(129)	14	(232)	(342)
Mortgage servicing rights (residential) (1)	541	9	1,624	—	2,174
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(632)	(632)
Commodity contracts	—	—	—	3	3
Equity contracts	—	(117)	—	47	(70)
Foreign exchange contracts	—	—	—	—	—
Credit contracts	5	(2)	—	(56)	(53)
Other derivative contracts	—	—	—	(1)	(1)
Total derivative contracts	5	(119)	—	(639)	(753)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 10 (Mortgage Banking Activities).

Table 15.11 and Table 15.12 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
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

Table 15.11: Valuation Techniques – Recurring Basis – September 30, 2018

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
September 30, 2018
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$549		Discounted cash flow	Discount rate	2.2	-	6.3%		3.1
Other municipal bonds	9		Discounted cash flow	Discount rate	5.2	-	5.2		5.2
	40		Vendor priced
Collateralized loan and other debt obligations (2)	263		Market comparable pricing	Comparability adjustment	(12.0)	-	17.8		2.3
	843		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	176		Discounted cash flow	Discount rate	2.9	-	8.3		4.9
Other commercial and consumer	200	(4)	Discounted cash flow	Discount rate	4.4	-	5.9		4.6
				Weighted average life	1.3	-	1.6	yrs	1.4
	26		Vendor priced
Mortgage loans held for sale (residential)	962		Discounted cash flow	Default rate	0.0	-	8.6%		0.9
				Discount rate	1.1	-	7.2		5.9
				Loss severity	0.0	-	45.2		25.0
				Prepayment rate	2.8	-	12.8		5.0
	18		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(38.1)
Loans	286	(5)	Discounted cash flow	Discount rate	3.4	-	7.4		4.2
				Prepayment rate	3.8	-	100.0		89.1
				Loss severity	0.0	-	33.6		9.3
Mortgage servicing rights (residential)	15,980		Discounted cash flow	Cost to service per loan (6)	$77	-	517		129
				Discount rate	7.0	-	13.1%		7.2
				Prepayment rate (7)	7.9	-	20.3		9.0
Net derivative assets and (liabilities):
Interest rate contracts	(101)		Discounted cash flow	Default rate	0.1	-	5.0		2.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		11.8
Interest rate contracts: derivative loan commitments	(7)		Discounted cash flow	Fall-out factor	1.0	-	99.0		13.9
				Initial-value servicing	(40.3)	-	79.3	bps	15.1
Equity contracts	129		Discounted cash flow	Conversion factor	(9.2)	-	0.0%		(7.7)
				Weighted average life	0.8	-	2.3	yrs	1.6
	(403)		Option model	Correlation factor	(77.0)	-	99.0%		18.3
				Volatility factor	6.5	-	100.0		21.6
Credit contracts	(2)		Market comparable pricing	Comparability adjustment	(16.2)	-	37.1		1.6
	29		Option model	Credit spread	0.0	-	9.2		0.6
				Loss severity	13.0	-	60.0		48.3
Nonmarketable equity securities	9		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	2.3	-	3.1		2.5
	6,273		Market comparable pricing	Comparability adjustment	(21.1)	-	(6.5)		(14.9)
	46		Vendor priced

Insignificant Level 3 assets, net of liabilities	541	(8)
Total level 3 assets, net of liabilities	$25,866	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $843 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $77 - $235.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

(9)	Consists of total Level 3 assets of $27.9 billion and total Level 3 liabilities of $2.0 billion, before netting of derivative balances.

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.12: Valuation Techniques – Recurring Basis –December 31, 2017

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2017
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$868		Discounted cash flow	Discount rate	1.7	-	5.8%		2.7
Other municipal bonds	11		Discounted cash flow	Discount rate	4.7	-	4.9		4.8
	49		Vendor priced
Collateralized loan and other debt obligations (2)	354		Market comparable pricing	Comparability adjustment	(22.0)	-	19.5		3.0
	1,020		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	292		Discounted cash flow	Discount rate	2.4	-	3.9		3.1
Other commercial and consumer	248	(4)	Discounted cash flow	Discount rate	3.7	-	5.2		3.9
				Weighted average life	2.0	-	2.3	yrs	2.1
	26		Vendor priced
Mortgage loans held for sale (residential)	974		Discounted cash flow	Default rate	0.0	-	7.1%		1.3
				Discount rate	2.6	-	7.3		5.6
				Loss severity	0.1	-	41.4		19.6
				Prepayment rate	6.5	-	15.9		9.1
	24		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(42.7)
Loans	376	(5)	Discounted cash flow	Discount rate	3.1	-	7.5		4.2
				Prepayment rate	8.7	-	100.0		91.9
				Loss severity	0.0	-	33.9		6.6
Mortgage servicing rights (residential)	13,625		Discounted cash flow	Cost to service per loan (6)	$78	-	587		143
				Discount rate	6.6	-	12.9%		6.9
				Prepayment rate (7)	9.7	-	20.5		10.5
Net derivative assets and (liabilities):
Interest rate contracts	54		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	12.5		10.5
Interest rate contracts: derivative loan commitments	17		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.2
				Initial-value servicing	(59.9)	-	101.1	bps	2.7
Equity contracts	102		Discounted cash flow	Conversion factor	(9.7)	-	0.0%		(7.6)
				Weighted average life	0.5	-	3.0	yrs	1.6
	(613)		Option model	Correlation factor	(77.0)	-	98.0%		24.2
				Volatility factor	5.7	-	95.5		19.2
Credit contracts	(3)		Market comparable pricing	Comparability adjustment	(29.9)	-	17.3		(0.2)
	39		Option model	Credit spread	0.0	-	63.7		1.3
				Loss severity	13.0	-	60.0		50.7
Nonmarketable equity securities	8		Discounted cash flow	Discount rate	10.0	-	10.0		10.0
				Volatility Factor	0.5	-	1.9		1.4
	4,813		Market comparable pricing	Comparability adjustment	(21.1)	-	(5.5)		(15.0)

Insignificant Level 3 assets, net of liabilities	570	(8)
Total level 3 assets, net of liabilities	$22,854	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $1.0 billion of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	A significant portion of the balance consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $78 - $252.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Note 15: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets or commencing in 2018 with adoption of ASU 2016-01, use of the measurement alternative for nonmarketable equity securities. Table 15.13 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2018, and December 31, 2017, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2018 and year ended December 31, 2017.
Table 15.13: Fair Value on a Nonrecurring Basis

	September 30, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (LOCOM) (1)	$—	1,641	1,252	2,893	—	1,646	1,333	2,979
Loans held for sale	—	334	—	334	—	108	—	108
Loans:
Commercial	—	313	—	313	—	374	—	374
Consumer	—	295	1	296	—	502	10	512
Total loans (2)	—	608	1	609	—	876	10	886
Nonmarketable equity securities (3)	—	613	212	825	—	—	136	136
Other assets (4)	—	183	6	189	—	177	161	338
Total assets at fair value on a nonrecurring basis (5)	$—	3,379	1,471	4,850	—	2,807	1,640	4,447

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

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
Table 15.14 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 15.14: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended Sep 30,
(in millions)	2018	2017
Mortgage loans held for sale (LOCOM)	$7	23
Loans held for sale	(46)	(1)
Loans:
Commercial	(175)	(286)
Consumer	(241)	(371)
Total loans (1)	(416)	(657)
Nonmarketable equity securities (2)	206	(108)
Other assets (3)	(36)	(71)
Total	$(285)	(814)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

(2)	Includes impairment losses and observable price adjustments for certain nonmarketable equity securities.

(3)	Includes the losses on foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Table 15.15 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.
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

Table 15.15: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
September 30, 2018
Residential mortgage loans held for sale (LOCOM)	$1,252	(3)	Discounted cash flow	Default rate	(4)	0.2	—	2.4%	1.3%
				Discount rate		1.5	—	8.5	4.0
				Loss severity		0.6	—	63.0	1.9
				Prepayment rate	(5)	4.6	—	100.0	47.4
Nonmarketable equity securities	12		Discounted cash flow	Discount rate		5.0	—	10.5	7.3
Insignificant level 3 assets	207
Total	$1,471
December 31, 2017
Residential mortgage loans held for sale (LOCOM)	$1,333	(3)	Discounted cash flow	Default rate	(4)	0.1	—	4.1%	1.7%
				Discount rate		1.5	—	8.5	3.8
				Loss severity		0.7	—	52.9	2.2
				Prepayment rate	(5)	5.4	—	100.0	50.6
Nonmarketable equity securities	122		Discounted cash flow	Discount rate		5.0	—	10.5	10.2
Insignificant level 3 assets	185
Total	$1,640

(1)	Refer to the narrative following Table 15.12 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MLHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.2 billion and $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2018, and December 31, 2017, respectively, and $26 million of other mortgage loans that are not government insured/guaranteed at both dates.

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
Table 15.16 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 15.16: Fair Value Option

	September 30, 2018			December 31, 2017
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$13,885	13,808	77	16,116	15,827	289
Nonaccrual loans	122	158	(36)	127	165	(38)
Loans 90 days or more past due and still accruing	8	11	(3)	16	21	(5)
Loans held for sale:
Total loans	1,266	1,301	(35)	1,023	1,075	(52)
Nonaccrual loans	33	47	(14)	34	56	(22)
Loans:
Total loans	286	318	(32)	376	404	(28)
Nonaccrual loans	206	238	(32)	253	281	(28)
Equity securities (1)	6,313	N/A	N/A	4,867	N/A	N/A

(1)	Consists of nonmarketable equity securities carried at fair value.

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 15.17 by income statement line item.
Table 15.17: Fair Value Option – Changes in Fair Value Included in Earnings

	2018				2017
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Net gains from equity securities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Net gains from equity securities	Other noninterest income
Quarter ended Sep 30,
Mortgage loans held for sale	$183	—	—	—	400	—	—	—
Loans held for sale	—	3	—	1	—	6	—	—
Loans	—	—	—	—	—	—	—	—
Equity securities	—	—	798	—	—	—	522	—
Other interests held (1)	—	—	—	—	—	(1)	—	—
Nine months ended Sep 30,
Mortgage loans held for sale	$238	—	—	—	967	—	—	—
Loans held for sale	—	18	—	1	—	42	—	1
Loans	—	—	—	(1)	—	—	—	—
Equity securities	—	—	1,492	—	—	—	1,233	—
Other interests held (1)	—	(2)	—	—	—	(5)	—	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 15.18 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.
Table 15.18: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$(1)	(4)	(2)	(9)
Loans held for sale	3	6	18	42
Total	$2	2	16	33

Disclosures about Fair Value of Financial Instruments
Table 15.19 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 15.2 in this Note. In connection with the adoption of ASU 2016-01 in first quarter 2018, the valuation methodologies for estimating the fair value of financial instruments in Table 15.19 have been changed, where necessary, to conform with an exit price notion. Under an exit price notion, fair value estimates are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the balance sheet date. For certain loans and deposit liabilities, the estimated fair values prior to adoption of ASU 2016-01 followed an entrance price notion that based fair values on recent prices offered to customers for loans and deposits with similar characteristics. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.
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

Note 15: Fair Values of Assets and Liabilities (continued)

Table 15.19: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2018
Financial assets
Cash and due from banks (1)	$18,791	18,791	—	—	18,791
Interest-earning deposits with banks (1)	140,732	140,566	166	—	140,732
Federal funds sold and securities purchased under resale agreements (1)	83,471	—	83,471	—	83,471
Held-to-maturity debt securities	144,131	43,668	94,881	487	139,036
Mortgage loans held for sale	5,340	—	4,098	1,252	5,350
Loans held for sale	499	—	500	—	500
Loans, net (2)(3)	912,548	—	46,272	867,348	913,620
Nonmarketable equity securities (cost method) (4)	5,467	—	—	5,500	5,500
Total financial assets	$1,310,979	203,025	229,388	874,587	1,307,000
Financial liabilities
Deposits (3)(5)	$128,648	—	107,272	21,257	128,529
Short-term borrowings	105,451	—	105,451	—	105,451
Long-term debt (6)	221,286	—	222,436	1,879	224,315
Total financial liabilities	$455,385	—	435,159	23,136	458,295
December 31, 2017
Financial assets
Cash and due from banks (1)	$23,367	23,367	—	—	23,367
Interest-earning deposits with banks (1)	192,580	192,455	125	—	192,580
Federal funds sold and securities purchased under resale agreements (1)	80,025	1,002	78,954	69	80,025
Held-to-maturity securities	139,335	44,806	93,694	485	138,985
Mortgage loans held for sale	3,954	—	2,625	1,333	3,958
Loans held for sale	108	—	108	—	108
Loans, net (2)(3)	926,273	—	51,713	886,622	938,335
Nonmarketable equity securities (cost method)	7,136	—	23	7,605	7,628
Total financial assets (7)	$1,372,778	261,630	227,242	896,114	1,384,986
Financial liabilities
Deposits (3)(5)	$128,594	—	108,146	19,768	127,914
Short-term borrowings	103,256	—	103,256	—	103,256
Long-term debt (6)	224,981	—	227,109	3,159	230,268
Total financial liabilities	$456,831	—	438,511	22,927	461,438

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.7 billion and $19.4 billion at September 30, 2018, and December 31, 2017, respectively.

(3)
In connection with the adoption of ASU 2016-01, the valuation methodologies used to estimate the fair value at September 30, 2018, for a portion of loans and deposit liabilities with a defined or contractual maturity has been changed to conform to an exit price notion. The fair value estimates at December 31, 2017 have not been revised to reflect application of the modified methodology.

(4)	Excludes $1.4 billion of nonmarketable equity securities accounted for under the measurement alternative at September 30, 2018, that were accounted for under the cost method in prior periods.

(5)	Excludes deposit liabilities with no defined or contractual maturity of $1.1 trillion and $1.2 trillion at September 30, 2018 and December 31, 2017, respectively.

(6)	Excludes capital lease obligations under capital leases of $37 million and $39 million at September 30, 2018, and December 31, 2017, respectively.

(7)	Excludes $27 million of carrying value and $30 million of fair value relating to nonmarketable equity securities at NAV at December 31, 2017.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in the table above. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.0 billion at both September 30, 2018, and December 31, 2017.

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

Table 16.1: Preferred Stock Shares

	September 30, 2018		December 31, 2017
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series J
8.00% Non-Cumulative Perpetual Class A Preferred Stock (2)	—	—	1,000	2,300,000
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (3)	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
ESOP
Cumulative Convertible Preferred Stock (4)	—	1,674,596	—	1,556,104
Total		9,854,906		12,036,414

(1)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(2)	Preferred Stock, Series J, was redeemed in third quarter 2018.

(3)	Effective June 15, 2018, Preferred Stock, Series K, converted from a fixed to a floating coupon rate of three-month LIBOR plus 3.77%.

(4)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Note 16: Preferred Stock (continued)

Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2018				December 31, 2017
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)(2)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series J (1)(3)
8.00% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	2,150,375	2,150	1,995	155
Series K (1)(4)
Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,968,000	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
ESOP
Cumulative Convertible Preferred Stock	1,674,596	1,675	1,675	—	1,556,104	1,556	1,556	—
Total	9,645,352	$24,726	23,482	1,244	11,677,235	$26,757	25,358	1,399

(1)	Preferred shares qualify as Tier 1 capital.

(2)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(3)	Preferred Stock, Series J, was redeemed in third quarter 2018.

(4)	Effective June 15, 2018, Preferred Stock, Series K, converted from a fixed to a floating coupon rate of three-month LIBOR plus 3.77%.

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
Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	605,081	—	$605	—	7.00%	8.00
2017	222,210	273,210	222	273	7.00	8.00
2016	233,835	322,826	234	323	9.30	10.30
2015	144,338	187,436	144	187	8.90	9.90
2014	174,151	237,151	174	237	8.70	9.70
2013	133,948	201,948	134	202	8.50	9.50
2012	77,634	128,634	78	129	10.00	11.00
2011	61,796	129,296	62	129	9.00	10.00
2010	21,603	75,603	22	76	9.50	10.50
Total ESOP Preferred Stock (1)	1,674,596	1,556,104	$1,675	1,556
Unearned ESOP shares (2)			$(1,780)	(1,678)

(1)	At September 30, 2018 and December 31, 2017, additional paid-in capital included $105 million and $122 million, respectively, related to ESOP preferred stock.

(2)
We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 17: Revenue from Contracts with Customers (continued)

Note 17: Revenue from Contracts with Customers

Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. The Other segment for each of the tables below includes the elimination of certain items that are included in more than one business segment, most of which represents products and services for WIM customers served through Consumer Banking distribution channels. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 21 (Operating Segments) to Financial Statements in this Report.
Table 17.1: Revenue by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (1)	$7,338	7,154	4,726	4,763	1,102	1,177	(594)	(645)	12,572	12,449
Noninterest income:
Service charges on deposit accounts	700	739	505	538	3	3	(4)	(4)	1,204	1,276
Trust and investment fees:
Brokerage advisory, commissions and other fees	470	461	79	65	2,268	2,241	(483)	(463)	2,334	2,304
Trust and investment management	231	225	112	129	727	718	(235)	(232)	835	840
Investment banking	(17)	(13)	476	479	3	(1)	—	—	462	465
Total trust and investment fees	684	673	667	673	2,998	2,958	(718)	(695)	3,631	3,609
Card fees	925	909	92	91	1	1	(1)	(1)	1,017	1,000
Other fees:
Charges and fees on loans (1)	65	72	233	246	—	1	—	(1)	298	318
Cash network fees	121	125	—	1	—	—	—	—	121	126
Commercial real estate brokerage commissions	—	1	129	119	—	—	—	—	129	120
Letters of credit fees (1)	2	1	70	76	1	1	(1)	(1)	72	77
Wire transfer and other remittance fees	67	60	52	52	2	3	(1)	(1)	120	114
All other fees	89	103	20	19	1	—	—	—	110	122
Total other fees	344	362	504	513	4	5	(2)	(3)	850	877
Mortgage banking (1)	747	937	101	110	(3)	(3)	1	2	846	1,046
Insurance (1)	21	35	76	225	19	21	(12)	(12)	104	269
Net gains (losses) from trading activities (1)	10	(58)	135	157	13	21	—	—	158	120
Net gains (losses) on debt securities (1)	1	169	53	(5)	3	2	—	—	57	166
Net gains from equity securities (1)	274	270	50	40	92	53	—	—	416	363
Lease income (1)	—	—	453	475	—	—	—	—	453	475
Other income of the segment (1)	772	330	(58)	(76)	(6)	18	(75)	(73)	633	199
Total noninterest income	4,478	4,366	2,578	2,741	3,124	3,079	(811)	(786)	9,369	9,400
Revenue	$11,816	11,520	7,304	7,504	4,226	4,256	(1,405)	(1,431)	21,941	21,849
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (1)	$21,879	21,419	13,951	14,253	3,325	3,489	(1,804)	(1,917)	37,351	37,244
Noninterest income:
Service charges on deposit accounts	1,971	2,206	1,569	1,658	12	13	(12)	(12)	3,540	3,865
Trust and investment fees:
Brokerage advisory, commissions and other fees	1,413	1,357	224	231	6,896	6,741	(1,442)	(1,372)	7,091	6,957
Trust and investment management	684	658	335	390	2,201	2,137	(700)	(679)	2,520	2,506
Investment banking	(27)	(60)	1,401	1,407	4	(2)	—	—	1,378	1,345
Total trust and investment fees	2,070	1,955	1,960	2,028	9,101	8,876	(2,142)	(2,051)	10,989	10,808
Card fees	2,650	2,703	275	260	4	4	(3)	(3)	2,926	2,964
Other fees:
Charges and fees on loans (1)	208	235	695	715	2	3	(2)	(3)	903	950
Cash network fees	364	379	3	7	—	—	—	—	367	386
Commercial real estate brokerage commissions	—	1	323	302	—	—	—	—	323	303
Letters of credit fees (1)	4	4	219	223	3	3	(3)	(3)	223	227
Wire transfer and other remittance fees	197	178	157	151	6	7	(3)	(3)	357	333
All other fees	246	355	75	89	2	1	—	—	323	445
Total other fees	1,019	1,152	1,472	1,487	13	14	(8)	(9)	2,496	2,644
Mortgage banking (1)	2,284	3,081	269	343	(8)	(7)	5	5	2,550	3,422
Insurance (1)	65	104	233	695	55	63	(33)	(36)	320	826
Net gains (losses) from trading activities (1)	33	(143)	514	615	45	71	—	—	592	543
Net gains (losses) on debt securities (1)	(1)	455	96	(135)	4	2	—	—	99	322
Net gains from equity securities (1)	1,367	960	232	92	(105)	155	—	—	1,494	1,207
Lease income (1)	—	—	1,351	1,449	—	—	—	—	1,351	1,449
Other income of the segment (1)	2,115	1,406	(142)	(185)	(27)	59	(226)	(235)	1,720	1,045
Total noninterest income	13,573	13,879	7,829	8,307	9,094	9,250	(2,419)	(2,341)	28,077	29,095
Revenue	$35,452	35,298	21,780	22,560	12,419	12,739	(4,223)	(4,258)	65,428	66,339

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
Table 17.2 presents our service charges on deposit accounts by operating segment.

Table 17.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Overdraft fees	$484	503	1	2	—	—	—	—	485	505
Account charges	216	236	504	536	3	3	(4)	(4)	719	771
Service charges on deposit accounts	$700	739	505	538	3	3	(4)	(4)	1,204	1,276
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Overdraft fees	$1,312	1,471	4	5	1	1	—	—	1,317	1,477
Account charges	659	735	1,565	1,653	11	12	(12)	(12)	2,223	2,388
Service charges on deposit accounts	$1,971	2,206	1,569	1,658	12	13	(12)	(12)	3,540	3,865
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

Note 17: Revenue from Contracts with Customers (continued)

Table 17.3 presents our brokerage advisory, commissions and other fees by operating segment.
Table 17.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Asset-based revenue (1)	$371	347	1	—	1,720	1,669	(372)	(347)	1,720	1,669
Transactional revenue	82	93	19	9	388	421	(94)	(95)	395	428
Other revenue	17	21	59	56	160	151	(17)	(21)	219	207
Brokerage advisory, commissions and other fees	$470	461	79	65	2,268	2,241	(483)	(463)	2,334	2,304
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Asset-based revenue (1)	$1,107	1,013	1	—	5,185	4,910	(1,108)	(1,012)	5,185	4,911
Transactional revenue	258	287	47	33	1,227	1,356	(286)	(303)	1,246	1,373
Other revenue	48	57	176	198	484	475	(48)	(57)	660	673
Brokerage advisory, commissions and other fees	$1,413	1,357	224	231	6,896	6,741	(1,442)	(1,372)	7,091	6,957

(1)
We earned trailing commissions of $323 million and $975 million in the third quarter and first nine months of 2018, respectively, and $337 million and $1.0 billion for the third quarter and nine months of 2017, respectively.

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
Table 17.4 presents our trust and investment management fees by operating segment.

Table 17.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Investment management fees	$—	—	—	—	520	508	—	—	520	508
Trust fees	229	224	82	104	181	189	(235)	(231)	257	286
Other revenue	2	1	30	25	26	21	—	(1)	58	46
Trust and investment management fees	$231	225	112	129	727	718	(235)	(232)	835	840
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Investment management fees	$—	2	—	—	1,585	1,525	—	—	1,585	1,527
Trust fees	682	655	250	315	554	566	(700)	(678)	786	858
Other revenue	2	1	85	75	62	46	—	(1)	149	121
Trust and investment management fees	$684	658	335	390	2,201	2,137	(700)	(679)	2,520	2,506

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
Table 17.5 presents our card fees by operating segment.

Table 17.5: Card Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Credit card interchange and network revenues (1)	$218	230	92	91	1	1	(1)	(1)	310	321
Debit card interchange and network revenues	523	496	—	—	—	—	—	—	523	496
Late fees, cash advance fees, balance transfer fees, and annual fees	184	183	—	—	—	—	—	—	184	183
Card fees (1)	$925	909	92	91	1	1	(1)	(1)	1,017	1,000
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Credit card interchange and network revenues (1)	$600	703	275	260	4	4	(3)	(3)	876	964
Debit card interchange and network revenues	1,527	1,459	—	—	—	—	—	—	1,527	1,459
Late fees, cash advance fees, balance transfer fees, and annual fees	523	541	—	—	—	—	—	—	523	541
Card fees (1)	$2,650	2,703	275	260	4	4	(3)	(3)	2,926	2,964

(1)
The cost of credit card rewards and rebates of $335 million and $1,013 million for the quarter and nine months ended September 30, 2018, respectively, and $310 million and $873 million for the quarter and nine months ended September 30, 2017, respectively, are presented net against the related revenues.

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
Table 18.1 presents the components of net periodic benefit cost.

Table 18.1: Net Periodic Benefit Cost

	2018			2017
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$2	—	—	1	—	—
Interest cost (1)	97	5	6	103	5	7
Expected return on plan assets (1)	(160)	—	(8)	(163)	—	(7)
Amortization of net actuarial loss (gain) (1)	32	4	(4)	37	3	(3)
Amortization of prior service credit (1)	—	—	(3)	—	—	(2)
Settlement loss (1)	—	—	—	6	—	—
Net periodic benefit cost (income)	$(29)	9	(9)	(16)	8	(5)
Nine months ended September 30,
Service cost	$5	—	—	4	—	—
Interest cost (1)	293	16	16	309	17	21
Expected return on plan assets (1)	(481)	—	(23)	(489)	—	(22)
Amortization of net actuarial loss (gain) (1)	98	10	(13)	113	9	(8)
Amortization of prior service credit (1)	—	—	(8)	—	—	(7)
Settlement loss (1)	—	3	—	7	6	—
Net periodic benefit cost (income)	$(85)	29	(28)	(56)	32	(16)

(1)
Effective January 1, 2018, we adopted ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Accordingly, 2018 balances are reported in other noninterest expense on the consolidated statement of income. For 2017, these balances were reported in employee benefits.

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 19.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Wells Fargo net income (1)	$6,007	4,542	$16,329	16,032
Less: Preferred stock dividends and other (2)	554	411	1,351	1,218
Wells Fargo net income applicable to common stock (numerator) (1)	$5,453	4,131	$14,978	14,814
Earnings per common share
Average common shares outstanding (denominator)	4,784.0	4,948.6	4,844.8	4,982.1
Per share (1)	$1.14	0.83	$3.09	2.97
Diluted earnings per common share
Average common shares outstanding	4,784.0	4,948.6	4,844.8	4,982.1
Add: Stock options	7.5	15.8	8.5	18.1
Restricted share rights	26.5	22.4	25.9	24.1
Warrants	5.2	10.0	5.8	11.1
Diluted average common shares outstanding (denominator)	4,823.2	4,996.8	4,885.0	5,035.4
Per share (1)	$1.13	0.83	$3.07	2.94

(1)
Financial information for the prior period has been revised to reflect the impact of the adoption of ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2017.

(2)	The quarter and nine months ended September 30, 2018, includes $155 million as a result of eliminating the discount on our Series J Preferred Stock, which was redeemed on September 17, 2018.

Table 19.2 presents the outstanding options to purchase shares of common stock that were anti-dilutive (the exercise price was higher than the weighted-average market price), and therefore not included in the calculation of diluted earnings per common share.

Table 19.2: Outstanding Anti-Dilutive Options

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Options	—	1.8	0.4	2.0

Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Per common share	$0.430	0.390	1.210	1.150

Note 20: Other Comprehensive Income (continued)

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.
Table 20.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2018			2017			2018			2017
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities (1):
Net unrealized gains (losses) arising during the period	$(1,468)	360	(1,108)	891	(353)	538	(5,528)	1,360	(4,168)	2,825	(1,075)	1,750
Reclassification of net (gains) losses to net income:
Interest income on debt securities (2)	109	(27)	82	70	(26)	44	268	(66)	202	122	(46)	76
Net gains on debt securities	(57)	15	(42)	(166)	62	(104)	(99)	25	(74)	(322)	119	(203)
Net gains from equity securities (3)	—	—	—	(106)	41	(65)	—	—	—	(323)	120	(203)
Other noninterest income	(1)	—	(1)	2	—	2	(1)	—	(1)	1	—	1
Subtotal reclassifications to net income	51	(12)	39	(200)	77	(123)	168	(41)	127	(522)	193	(329)
Net change	(1,417)	348	(1,069)	691	(276)	415	(5,360)	1,319	(4,041)	2,303	(882)	1,421
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (4)	(21)	5	(16)	72	(26)	46	(147)	36	(111)	(254)	96	(158)
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(3)	—	(3)	32	(12)	20	(269)	66	(203)	272	(103)	169
Reclassification of net (gains) losses to net income on cash flow hedges:
Interest income on loans	78	(19)	59	(107)	42	(65)	215	(53)	162	(468)	178	(290)
Interest expense on long-term debt	1	—	1	2	(1)	1	1	—	1	8	(3)	5
Subtotal reclassifications to net income	79	(19)	60	(105)	41	(64)	216	(53)	163	(460)	175	(285)
Net change	55	(14)	41	(1)	3	2	(200)	49	(151)	(442)	168	(274)
Defined benefit plans adjustments:
Net actuarial and prior service gains arising during the period	—	—	—	11	(5)	6	6	(2)	4	4	(2)	2
Reclassification of amounts to net periodic benefit costs (5):
Amortization of net actuarial loss	32	(8)	24	37	(13)	24	95	(23)	72	114	(43)	71
Settlements and other	(3)	2	(1)	4	(1)	3	(5)	3	(2)	6	—	6
Subtotal reclassifications to net periodic benefit costs	29	(6)	23	41	(14)	27	90	(20)	70	120	(43)	77
Net change	29	(6)	23	52	(19)	33	96	(22)	74	124	(45)	79
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(9)	2	(7)	39	3	42	(94)	—	(94)	86	6	92
Net change	(9)	2	(7)	39	3	42	(94)	—	(94)	86	6	92
Other comprehensive income (loss)	$(1,342)	330	(1,012)	781	(289)	492	(5,558)	1,346	(4,212)	2,071	(753)	1,318
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			(34)			(1)			(29)
Wells Fargo other comprehensive income (loss), net of tax			$(1,012)			526			(4,211)			1,347

(1)
The quarter and nine months ended ended September 30, 2017 includes net unrealized gains (losses) arising during the period from equity securities of $(13) million and $113 million and reclassification of net (gains) losses to net income related to equity securities of $(106) million and $(323) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and nine months ended September 30, 2018 reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

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

(5)	These items are included in the computation of net periodic benefit cost, which is recorded in employee benefits expense (see Note 18 (Employee Benefits) for additional details).

Table 20.2: Cumulative OCI Balances

(in millions)	Debt securities (1)	Derivatives and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended September 30, 2018
Balance, beginning of period	$(2,919)	(610)	(1,757)	(175)	(5,461)
Reclassification of certain tax effects to retained earnings (2)	31	(87)	(353)	9	(400)
Net unrealized losses arising during the period	(1,108)	(19)	—	(7)	(1,134)
Amounts reclassified from accumulated other comprehensive income	39	60	23	—	122
Net change	(1,038)	(46)	(330)	2	(1,412)
Balance, end of period	$(3,957)	(656)	(2,087)	(173)	(6,873)
Quarter ended September 30, 2017
Balance, beginning of period	$(96)	(19)	(1,897)	(136)	(2,148)
Net unrealized gains arising during the period	538	66	6	42	652
Amounts reclassified from accumulated other comprehensive income	(123)	(64)	27	—	(160)
Net change	415	2	33	42	492
Less: Other comprehensive loss from noncontrolling interests	(34)	—	—	—	(34)
Balance, end of period	$353	(17)	(1,864)	(94)	(1,622)
Nine months ended September 30, 2018
Balance, beginning of period	$171	(418)	(1,808)	(89)	(2,144)
Transition adjustment (3)	(118)	—	—	—	(118)
Balance, January 1, 2018	53	(418)	(1,808)	(89)	(2,262)
Reclassification of certain tax effects to retained earnings (2)	31	(87)	(353)	9	(400)
Net unrealized gains (losses) arising during the period	(4,168)	(314)	4	(94)	(4,572)
Amounts reclassified from accumulated other comprehensive income	127	163	70	—	360
Net change	(4,010)	(238)	(279)	(85)	(4,612)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(3,957)	(656)	(2,087)	(173)	(6,873)
Nine months ended September 30, 2017
Balance, beginning of period	$(1,099)	89	(1,943)	(184)	(3,137)
Transition adjustment (4)	—	168	—	—	168
Balance, January 1, 2017	(1,099)	257	(1,943)	(184)	(2,969)
Net unrealized gains arising during the period	1,750	11	2	92	1,855
Amounts reclassified from accumulated other comprehensive income	(329)	(285)	77	—	(537)
Net change	1,421	(274)	79	92	1,318
Less: Other comprehensive income (loss) from noncontrolling interests	(31)	—	—	2	(29)
Balance, end of period	$353	(17)	(1,864)	(94)	(1,622)

(1)
The quarter and nine months ended ended September 30, 2017 includes net unrealized gains (losses) arising during the period from equity securities of $(13) million and $113 million and reclassification of net (gains) losses to net income related to equity securities of $(106) million and $(323) million, respectively. With the adoption in first quarter 2018 of ASU 2016-01, the quarter and nine months ended September 30, 2018 reflects net unrealized gains (losses) arising during the period and reclassification of net (gains) losses to net income from only debt securities.

(2)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the third quarter of 2018. For additional information, see Note 1.

(3)
The transition adjustment relates to the adoption of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(4)	The transition adjustment relates to the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

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
Table 21.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Quarter ended
Net interest income (2)	$7,338	7,154	4,726	4,763	1,102	1,177	(594)	(645)	12,572	12,449
Provision (reversal of provision) for credit losses	547	650	26	69	6	(1)	1	(1)	580	717
Noninterest income	4,478	4,366	2,578	2,741	3,124	3,079	(811)	(786)	9,369	9,400
Noninterest expense	7,467	7,852	3,935	4,234	3,243	3,102	(882)	(837)	13,763	14,351
Income (loss) before income tax expense (benefit)	3,802	3,018	3,343	3,201	977	1,155	(524)	(593)	7,598	6,781
Income tax expense (benefit)	925	1,079	475	894	244	433	(132)	(225)	1,512	2,181
Net income (loss) before noncontrolling interests	2,877	1,939	2,868	2,307	733	722	(392)	(368)	6,086	4,600
Less: Net income (loss) from noncontrolling interests	61	62	17	(7)	1	3	—	—	79	58
Net income (loss) (3)	$2,816	1,877	2,851	2,314	732	719	(392)	(368)	6,007	4,542
Average loans	$460.9	473.7	462.8	463.7	74.6	72.4	(58.8)	(57.5)	939.5	952.3
Average assets	1,024.9	1,089.6	827.2	824.2	83.8	83.2	(59.6)	(58.5)	1,876.3	1,938.5
Average deposits	760.9	734.6	413.6	463.4	159.8	184.4	(67.9)	(76.0)	1,266.4	1,306.4
Nine months ended Sep 30,
Net interest income (2)	$21,879	21,419	13,951	14,253	3,325	3,489	(1,804)	(1,917)	37,351	37,244
Provision (reversal of provision) for credit losses	1,249	1,919	(30)	(39)	(2)	2	6	(5)	1,223	1,877
Noninterest income	13,573	13,879	7,829	8,307	9,094	9,250	(2,419)	(2,341)	28,077	29,095
Noninterest expense	23,459	22,399	12,132	12,437	9,894	9,377	(2,698)	(2,529)	42,787	41,684
Income (loss) before income tax expense (benefit)	10,744	10,980	9,678	10,162	2,527	3,360	(1,531)	(1,724)	21,418	22,778
Income tax expense (benefit)	3,147	3,316	1,302	2,642	630	1,255	(383)	(654)	4,696	6,559
Net income (loss) before noncontrolling interests	7,597	7,664	8,376	7,520	1,897	2,105	(1,148)	(1,070)	16,722	16,219
Less: Net income (loss) from noncontrolling interests	372	198	15	(21)	6	10	—	—	393	187
Net income (loss) (3)	$7,225	7,466	8,361	7,541	1,891	2,095	(1,148)	(1,070)	16,329	16,032
Average loans	$465.0	476.5	464.2	466.3	74.4	71.6	(58.8)	(56.8)	944.8	957.6
Average assets	1,040.2	1,089.6	827.6	817.9	84.0	82.5	(59.6)	(57.8)	1,892.2	1,932.2
Average deposits	756.4	726.8	424.4	463.7	168.2	190.6	(70.8)	(78.8)	1,278.2	1,302.3

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2018, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company						Wells Fargo Bank, N.A.
	September 30, 2018			December 31, 2017			September 30, 2018			December 31, 2017
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$148,855	148,855		154,765	154,765		141,459	141,459		143,292	143,292
Tier 1	170,342	170,342		178,209	178,209		141,459	141,459		143,292	143,292
Total	201,616	209,924		210,333	220,097		154,468	162,353		156,661	165,734
Assets:
Risk-weighted	$1,189,464	1,250,215		1,199,545	1,260,663		1,082,515	1,162,179		1,090,360	1,169,863
Adjusted average (1)	1,847,338	1,847,338		1,905,568	1,905,568		1,647,541	1,647,541		1,708,828	1,708,828
Regulatory capital ratios:
Common equity tier 1 capital	12.51%	11.91	*	12.90	12.28	*	13.07	12.17	*	13.14	12.25	*
Tier 1 capital	14.32	13.63	*	14.86	14.14	*	13.07	12.17	*	13.14	12.25	*
Total capital	16.95	16.79	*	17.53	17.46	*	14.27	13.97	*	14.37	14.17	*
Tier 1 leverage (1)	9.22	9.22		9.35	9.35		8.59	8.59		8.39	8.39
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items.
Table 22.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of September 30, 2018 and December 31, 2017.

Table 22.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Regulatory capital ratios:
Common equity tier 1 capital	7.875%	6.750	6.375	5.750
Tier 1 capital	9.375	8.250	7.875	7.250
Total capital	11.375	10.250	9.875	9.250
Tier 1 leverage	4.000	4.000	4.000	4.000

(1)
At September 30, 2018, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 1.875% and a global systemically important bank (G-SIB) surcharge of 1.500%. Only the 1.875% capital conservation buffer applies to the Bank at September 30, 2018.

Glossary of Acronyms

ABS	Asset-backed security	G-SIB	Globally systemic important bank
ACL	Allowance for credit losses	HAMP	Home Affordability Modification Program
ALCO	Asset/Liability Management Committee	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable-rate mortgage	LCR	Liquidity coverage ratio
ASC	Accounting Standards Codification	LHFS	Loans held for sale
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
AUA	Assets under administration	LIHTC	Low income housing tax credit
AUM	Assets under management	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Bank Supervision	MBS	Mortgage-backed security
BCFP	Bureau of Consumer Financial Protection	MHA	Making Home Affordable programs
BHC	Bank holding company	MLHFS	Mortgage loans held for sale
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	MTN	Medium-term note
CDO	Collateralized debt obligation	NAV	Net asset value
CDS	Credit default swaps	NPA	Nonperforming asset
CECL	Current expected credit loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	OTTI	Other-than-temporary impairment
CMBS	Commercial mortgage-backed securities	PCI Loans	Purchased credit-impaired loans
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CPP	Capital Purchase Program	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FAS	Statement of Financial Accounting Standards		to average Wells Fargo common stockholders' equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FFELP	Federal Family Education Loan Program	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Ratings Services
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SPE	Special purpose entity
FICO	Fair Isaac Corporation (credit rating)	TARP	Troubled Asset Relief Program
FNMA	Federal National Mortgage Association	TDR	Troubled debt restructuring
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored entity	VIE	Variable interest entity

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2018.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	43,844,808	$55.60	290,628,420
August	53,449,561	58.68	237,178,859
September	49,192,674	57.09	187,986,185
Total	146,487,043

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 23, 2018. Unless modified or revoked by the Board, this authorization does not expire.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended September 30, 2018.

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

Dated: November 6, 2018                                                             WELLS FARGO & COMPANY

By:       /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)