Form 10-K
period 2018-12-31
WELLS FARGO & COMPANY/MN
filed 2019-02-27
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018            Commission File Number 001‑2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-878-5865

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	New York Stock Exchange (NYSE)
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE
Securities registered pursuant to Section 12(g) of the Act:
Dividend Equalization Preferred Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                    Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑                    Accelerated filer  ☐
Non-accelerated filer  ☐                     Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 29, 2018, the aggregate market value of common stock held by non-affiliates was approximately $268.2 billion, based on a closing price of $55.44. At February 18, 2019, 4,549,421,815 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2018 (“2018 Annual Report to Shareholders”)	Part I – Items 1, 1A, 1B, 2, 3 and 4; Part II – Items 5, 6, 7, 7A, 8, 9A and 9B; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2019 (“2019 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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
At December 31, 2018, we had assets of $1.9 trillion, loans of $953 billion, deposits of $1.3 trillion and stockholders’ equity of $196 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2018, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 89% of the Company’s assets.
At December 31, 2018, we had 258,700 active, full-time equivalent team members.
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

DESCRIPTION OF BUSINESS

General

We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking locations and offices, the internet (www.wellsfargo.com) and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in other countries. We provide other financial services through subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.
We have three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth and Investment Management. The 2018 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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
REGULATION AND SUPERVISION

We describe below, and in Note 3 (Cash, Loan and Dividend Restrictions) and Note 28 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2018 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as foreign governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and "Risk Factors" sections in the 2018 Annual Report to Shareholders for additional information.

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
Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In March 2017, we announced that the OCC had downgraded our most recent CRA rating, which covers the years 2009-2012, to "Needs to Improve" due to previously issued regulatory consent orders and, thus, we are subject to, among other things, the prohibitions noted above. In addition, if the FRB finds that the Company or any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act. For more information about our CRA rating, see the "Regulatory Matters" and "Risk Factors" sections of the 2018 Annual Report to Shareholders.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2018 Annual Report to Shareholders.
Furthermore, under a Support Agreement (the “Support Agreement”) dated June 28, 2017 among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), and Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, each an indirect subsidiary of the Parent, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2018 Annual Report to Shareholders for additional information on the Support Agreement.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large bank holding companies (BHCs), including Wells Fargo, to submit annual capital plans and to obtain regulatory approval before making capital distributions, such as the payment of dividends. The FRB also finalized rules implementing in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III, which established various capital requirements for U.S. banking organizations. Moreover, federal banking regulators have finalized a rule that enhances the supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to maintain any of these minimum capital ratios, leverage ratios or buffers could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB's enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2018 Annual Report to Shareholders.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and "Risk Factors" sections of the 2018 Annual Report to Shareholders.

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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2018 Annual Report to Shareholders.

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
The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, changed the assessment base from domestic deposits to consolidated average assets less average tangible equity, and mandated a minimum Designated Reserve Ratio (reserve ratio or DRR) of 1.35%. The FDIC Board adopted a Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, and, in March 2016, issued a final rule to meet this DRR level. The final rule, which became effective on July 1, 2016, imposed on insured depository institutions with $10 billion or more in assets, such as Wells Fargo, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The surcharge was in addition to the base assessments paid by the affected institutions. The surcharge was completed in third quarter 2018. In addition to ensuring that the DIF reserve ratio reached the statutory minimum of 1.35% by September 30, 2020, the FDIC Board also finalized a comprehensive, long-range plan for DIF management, whereby the DRR has been targeted at 2%.
In addition to the base assessments and any surcharge, all FDIC-insured depository institutions must also pay a quarterly assessment towards interest payments on bonds (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. This assessment was 0.46% of the assessable deposit base for first quarter 2018, 0.44% for second quarter 2018, and was 0.32% for the third and fourth quarters of 2018. For the year ended December 31, 2018, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $1.1 billion.
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

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2018 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report on pages 2-6 and in the 2018 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

December 31, 2018	Approximate square footage (in millions)
We currently occupy properties in:

United States
San Francisco, California
420 Montgomery Street (corporate headquarters)	0.3
All other San Francisco locations	3.9
Total San Francisco, California	4.2

Top 10 other U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	7.9
Minneapolis-St. Paul-Bloomington, MN-WI	5.7
Los Angeles-Long Beach-Anaheim, CA	4.0
Phoenix-Mesa-Scottsdale, AZ	3.5
New York-Newark-Jersey City, NY-NJ-PA	3.5
Des Moines-West Des Moines, IA	3.3
St. Louis, MO-IL	2.5
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	2.1
Dallas-Fort Worth-Arlington, TX	1.7
Miami-Fort Lauderdale-West Palm Beach, FL	1.7
All other U.S. locations	45.0
Total United States	85.1

Top 5 International locations:
India	2.2
Philippines	1.0
United Kingdom	0.2
Canada	0.2
China	0.2
All other international locations	0.2
Total International	4.0

Total square footage property occupied	89.1
As of December 31, 2018, we provided banking, investment and mortgage products and services, as well as consumer and commercial finance, through approximately 7,800 locations under ownership and lease agreements. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2018 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2018 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 16 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2018 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 19, 2019, there were 173,797 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions on page 3 of this report and in the 2018 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In January 2018, our Board of Directors authorized the repurchase of 350 million shares of our common stock. In October 2018, our Board of Directors authorized the repurchase of an additional 350 million shares of our common stock. The authorizations cover shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. In June 2010, our Board of Directors also authorized the repurchase of up to $1 billion of warrants to purchase our common stock. The amount and timing of warrant repurchases were based on various factors including market conditions. The warrants expired on October 29, 2018. See the “Capital Management” section in the 2018 Annual Report to Shareholders for additional information about our common stock and warrant repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2018.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
October	16,714,696	$52.49	521,271,489
November	51,737,904	53.01	469,533,585
December (2)	74,199,170	49.58	395,334,415
Total	142,651,770

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 23, 2018. In addition, the Company publicly announced on October 23, 2018, that the Board of Directors authorized the repurchase of an additional 350 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

(2)	December includes a private repurchase transaction of 19,264,045 shares at a weighted-average price per share of $51.91.

The following table shows Company repurchases of the warrants for each calendar month in the quarter ended December 31, 2018.

	Total number		Maximum dollar value
	of warrants	Average price	of warrants that
Calendar month	repurchased (1)	paid per warrant	may yet be repurchased
October	—	$—	—
November	—	—	—
December	—	—	—
Total	—

(1)	All outstanding warrants expired on October 29, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2018 Annual Report to Shareholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2018 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2018 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2018 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the
2018 Annual Report to Shareholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

David C. Galloreese (age 39)
Senior Executive Vice President since January 2019, Executive Vice President from July 2018 to January 2019, and Human Resources Director since July 2018;
Senior Vice President and Head of Talent at Walmart Inc., a multinational retailer, from October 2017 to June 2018;
Senior Vice President and Chief Human Resources Officer at Sam’s Club (Walmart Inc.) from October 2016 to June 2018;
Vice President and Head of Human Resources at Medallia Inc., an international software company, from May 2012 to October 2016.
Mr. Galloreese has served with the Company for less than 1 year.

Richard D. Levy (age 61)
Executive Vice President and Controller since February 2007.
Mr. Levy has served with the Company for 16 years.

Mary T. Mack (age 56)
Senior Executive Vice President (Consumer Lending) since December 2017 and Senior Executive Vice President (Community Banking) since November 2016;
Executive Vice President (Wells Fargo Clearing Services, LLC, f/k/a Wells Fargo Advisors, LLC) from December 2009 to November 2016.
Ms. Mack has served with the Company or its predecessors for 34 years.

Avid Modjtabai (age 57)
Senior Executive Vice President (Payments, Virtual Solutions and Innovation) since November 2016;
Senior Executive Vice President (Consumer Lending) from July 2011 to November 2016.
Ms. Modjtabai has served with the Company or its predecessors for 25 years.

Amanda G. Norton (age 52)
Senior Executive Vice President and Chief Risk Officer since June 2018;
Chief Risk Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from November 2013 to June 2018.
Ms. Norton has served with the Company for less than 1 year.

C. Allen Parker (age 63)
Senior Executive Vice President and General Counsel since March 2017;
Presiding Partner at the law firm of Cravath, Swaine & Moore LLP from January 2013 to December 2016;
Deputy Presiding Partner at Cravath, Swaine & Moore LLP from January 2007 to December 2012;
Partner in the Corporate Department at Cravath, Swaine & Moore LLP from June 1990 to March 2017.
Mr. Parker has served with the Company for 2 years.

Perry G. Pelos (age 55)
Senior Executive Vice President (Wholesale Banking) since November 2016;
Executive Vice President (Commercial Banking Services Group) from January 2016 to November 2016;
Executive Vice President (Commercial Banking, f/k/a Middle Market Banking) from May 2009 to January 2016.
Mr. Pelos has served with the Company or its predecessors for 31 years.

John R. Shrewsberry (age 53)
Senior Executive Vice President and Chief Financial Officer since May 2014;
President and Chief Executive Officer (Wells Fargo Securities, LLC) from November 2009 to May 2014.
Mr. Shrewsberry has served with the Company or its predecessors for 20 years.

Timothy J. Sloan (age 58)
President since November 2015 and Chief Executive Officer since October 2016;
Chief Operating Officer from November 2015 to October 2016;
Senior Executive Vice President (Wholesale Banking) from May 2014 to November 2015;
Senior Executive Vice President and Chief Financial Officer from February 2011 to May 2014.
Mr. Sloan has served with the Company or its predecessors for 31 years.

Jonathan G. Weiss (age 61)
Senior Executive Vice President (Wealth and Investment Management) since July 2017;
President and Chief Executive Officer of Wells Fargo Securities, LLC from May 2014 to June 2017;
Managing Director of Wells Fargo Securities, LLC (Investment Banking, Securities & Markets, f/k/a Investment Banking & Capital Markets) from June 2008 to May 2014.
Mr. Weiss has served with the Company for 13 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.
AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has four members: John D. Baker II, Theodore F. Craver, Jr., James H. Quigley (Chair), and Ronald L. Sargent. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit and Examination Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2019 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” under “Corporate Governance – Item 1 – Election of Directors – Director Nominees for Election,” and “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2019 Proxy Statement under “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Human Capital Management – Performance Management and Compensation – Incentive Compensation

Risk Management,” and “Human Capital Management – Our Workforce – CEO Pay Ratio and Annual Median Total Compensation.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item 12 can be found in the Company’s 2019 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table,” “Ownership of Our Common Stock – Principal Shareholders,” and “Executive Compensation – Equity Compensation Plan Information.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2019 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2019 Proxy Statement under “Audit Matters – Item 4 – Ratify Appointment of Independent Registered Public Accounting Firm for 2019 – KPMG Fees” and “Audit Matters – Item 4 – Ratify Appointment of Independent Registered Public Accounting Firm for 2019 – Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2018 Annual Report to Shareholders, and are incorporated into this item by reference.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth below. Shareholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC D1130-117, 301 S. Tryon Street, 11th Floor, Charlotte, North Carolina 28202.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after February 26, 2019;	Filed herewith.
	For grants on or after February 26, 2018;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after February 26, 2019;	Filed herewith.
	For grants on or after December 14, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Letter Agreement, effective September 27, 2016, between the Company and Carrie Tolstedt.	Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed September 28, 2016.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2018.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
	Wells Fargo Bonus Plan, as amended effective January 1, 2017.	Incorporated by reference to Exhibit 1o(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(c)*	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description	Location
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10(f)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
	Amendment to Directors' Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10(g)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit Number	Description	Location
	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
	Amendment to Directors' Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10(h)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(i)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(j)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Filed herewith.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(k)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(l)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(m)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(n)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
10(o)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit Number	Description	Location
10(p)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(q)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(r)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(s)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation's Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(t)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit 10(ss) to Wachovia Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.
	Form of stock award agreement for employees of Wachovia Corporation, including Jonathan Weiss.	Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(u)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(v)*	Key/Specified Employee Policy.	Filed herewith.

Exhibit Number	Description	Location
13	2018 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2019.

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
February 27, 2019

By:

/s/ JOHN R. SHREWSBERRY
John R. Shrewsberry
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 27, 2019

By:

/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)
February 27, 2019

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Wayne M. Hewett	Karen B. Peetz	Ronald L. Sargent
Celeste A. Clark	Donald M. James	Juan A. Pujadas	Timothy J. Sloan
Theodore F. Craver, Jr.	Maria R. Morris	James H. Quigley	Suzanne M. Vautrinot
Elizabeth A. Duke

By:

/s/ JAMES H. QUIGLEY
James H. Quigley
Director and Attorney-in-fact
February 27, 2019