Form 10-Q
period 2019-06-30
WELLS FARGO & COMPANY/MN
filed 2019-08-02
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No.	41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices)  (Zip Code)
Registrant’s telephone number, including area code:  1-866-249-3302

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	WFC.PRN	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	WFC.PRO	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	WFC.PRP	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	WFC.PRT	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	WFC.PRV	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	WFC.PRW	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	WFC.PRX	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	WBTP	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 24, 2019
Common stock, $1-2/3 par value	4,406,107,022

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Jun 30, 2019 from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	% Change
For the Period
Wells Fargo net income	$6,206	5,860	5,186	6%	20	$12,066	10,322	17%
Wells Fargo net income applicable to common stock	5,848	5,507	4,792	6	22	11,355	9,525	19
Diluted earnings per common share	1.30	1.20	0.98	8	33	2.50	1.94	29
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	1.31%	1.26	1.10	4	19	1.29%	1.10	17
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	13.26	12.71	10.60	4	25	12.99	10.59	23
Return on average tangible common equity (ROTCE) (1)	15.78	15.16	12.62	4	25	15.47	12.62	23
Efficiency ratio (2)	62.3	64.4	64.9	(3)	(4)	63.4	66.7	(5)
Total revenue	$21,584	21,609	21,553	—	—	$43,193	43,487	(1)
Pre-tax pre-provision profit (PTPP) (3)	8,135	7,693	7,571	6	7	15,828	14,463	9
Dividends declared per common share	0.45	0.45	0.39	—	15	0.90	0.78	15
Average common shares outstanding	4,469.4	4,551.5	4,865.8	(2)	(8)	4,510.2	4,875.7	(7)
Diluted average common shares outstanding	4,495.0	4,584.0	4,899.8	(2)	(8)	4,540.1	4,916.1	(8)
Average loans	$947,460	950,010	944,079	—	—	$948,728	947,532	—
Average assets	1,900,627	1,883,091	1,884,884	1	1	1,891,907	1,900,304	—
Average total deposits	1,268,979	1,262,062	1,271,339	1	—	1,265,539	1,284,187	(1)
Average consumer and small business banking deposits (4)	742,671	739,654	754,047	—	(2)	741,171	754,898	(2)
Net interest margin	2.82%	2.91	2.93	(3)	(4)	2.86%	2.89	(1)
At Period End
Debt securities	$482,067	483,467	475,495	—	1	$482,067	475,495	1
Loans	949,878	948,249	944,265	—	1	949,878	944,265	1
Allowance for loan losses	9,692	9,900	10,193	(2)	(5)	9,692	10,193	(5)
Goodwill	26,415	26,420	26,429	—	—	26,415	26,429	—
Equity securities	61,537	58,440	57,505	5	7	61,537	57,505	7
Assets	1,923,388	1,887,792	1,879,700	2	2	1,923,388	1,879,700	2
Deposits	1,288,426	1,264,013	1,268,864	2	2	1,288,426	1,268,864	2
Common stockholders’ equity	177,235	176,025	181,386	1	(2)	177,235	181,386	(2)
Wells Fargo stockholders’ equity	199,042	197,832	205,188	1	(3)	199,042	205,188	(3)
Total equity	200,037	198,733	206,069	1	(3)	200,037	206,069	(3)
Tangible common equity (1)	148,864	147,723	152,580	1	(2)	148,864	152,580	(2)
Capital ratios (5):
Total equity to assets	10.40%	10.53	10.96	(1)	(5)	10.40%	10.96	(5)
Risk-based capital:
Common Equity Tier 1	11.97	11.92	11.98	—	—	11.97	11.98	—
Tier 1 capital	13.69	13.64	13.83	—	(1)	13.69	13.83	(1)
Total capital	16.75	16.74	16.98	—	(1)	16.75	16.98	(1)
Tier 1 leverage	9.12	9.15	9.51	—	(4)	9.12	9.51	(4)
Common shares outstanding	4,419.6	4,511.9	4,849.1	(2)	(9)	4,419.6	4,849.1	(9)
Book value per common share (6)	$40.10	39.01	37.41	3	7	$40.10	37.41	7
Tangible book value per common share (1)(6)	33.68	32.74	31.47	3	7	33.68	31.47	7
Team members (active, full-time equivalent)	262,800	262,100	264,500	—	(1)	262,800	264,500	(1)

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.92 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through 7,600 locations, more than 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 32 countries and territories to support customers who conduct business in the global economy. With approximately 263,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 29 on Fortune’s 2019 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2019.
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

The Company’s Board of Directors (Board) elected C. Allen Parker as Interim CEO and President and as a member of the Board effective March 28, 2019. The Board's external search for a permanent CEO is ongoing.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. As of the end of second quarter 2019, our total consolidated assets, as calculated pursuant to the requirements of the consent order, were below our level of total assets as of December 31, 2017. Additionally, after removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

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

Additional Efforts to Rebuild Trust
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm. We are working with our regulatory agencies in this effort, and we have accrued for the reasonably estimable remediation costs related to these matters, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. As part of this effort, we are focused on the following key areas:

•
Automobile Lending Business The Company is reviewing practices concerning the origination, servicing, and collection of consumer automobile loans, including matters related to certain insurance products. In July 2017, the Company announced it would remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf (based on an understanding that the borrowers did not have physical damage insurance coverage on their automobiles as required during the term of their automobile loans). The Company is in the process of providing remediation to affected customers and/or letters to affected customers through which they may claim or otherwise receive remediation compensation for policies placed between October 15, 2005, and September 30, 2016. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the customer and dealer and, by assignment, the lender, which will require remediation to customers in certain states. The Company is in the process of providing such remediation to affected customers. The Company has also identified certain issues related to its consumer automobile collections processes for customers in default, including legal notice practices in certain states and expenses charged in connection with certain repossessions. We expect remediation of affected customers will be required.

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

•
Consumer Deposit Account Freezing/Closing The Company is reviewing certain historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third-parties or account holders) that affected those accounts. Based on our ongoing review, we expect to remediate affected customers.

•
Review of Certain Activities Within Wealth and Investment Management A review of certain activities within Wealth and Investment Management (WIM) being conducted by the Board, in response to inquiries from federal government agencies, is assessing whether there have

Overview (continued)

been inappropriate referrals or recommendations, including with respect to rollovers for 401(k) plan participants, certain alternative investments, or referrals of brokerage customers to the Company’s investment and fiduciary services business. The Board substantially completed its review and did not uncover evidence of systemic or widespread issues in these businesses. Federal government agencies continue to review this matter.

•
Fiduciary and Custody Account Fee Calculations The Company is reviewing fee calculations within certain fiduciary and custody accounts in its investment and fiduciary services business, which is part of the wealth management business in WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in both overcharges and undercharges to customers. These issues included the incorrect set-up and maintenance in the system of record of the values associated with certain assets. The Company has performed root cause analyses with the assistance of third parties and is in the process of implementing additional operational and control procedures as a result. Systems, operations, and account-level reviews are ongoing to determine the extent of any assets and accounts affected, and, as a result of its reviews to date, the Company has suspended the charging of fees on some assets and accounts, has notified the affected customers, and is continuing its analysis of those assets and accounts. We are in the process of providing remediation to affected customers and continue to review customer accounts to determine the extent of any necessary remediation, including with respect to additional accounts not yet reviewed, which may lead to additional accruals and fee suspensions.

•
Foreign Exchange Business The Company has completed an assessment, with the assistance of a third party, of its policies, practices, and procedures in its foreign exchange (FX) business. The FX business has substantially completed the implementation of new policies, practices, and procedures, including those related to pricing. The Company is in the process of providing remediation to customers that may have received pricing inconsistent with commitments made to those customers, and rebates to customers where historic pricing, while consistent with contracts entered into with those customers, does not conform to recently implemented pricing review standards for prior periods. The Company’s review of affected customers is ongoing.

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

•
Consumer Deposit Account Disclosures and Fees The Company is reviewing certain past disclosures to customers regarding the minimum qualifying debit card usage required for customers to receive a waiver of monthly service fees on certain consumer deposit accounts. Based on the possibility of confusion by some customers regarding the transactions that counted toward the waiver, we expect to refund certain monthly service and related fees to affected customers.

Separately, the Company expects to refund certain monthly service fees that were charged in the past on certain consumer deposit accounts prior to an initial deposit being made by the customer. Under the Company’s current processes, which have been in place for several years, we would no longer assess a monthly service fee on such accounts prior to an initial deposit by the customer.

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

Financial Performance
Wells Fargo net income was $6.2 billion in second quarter 2019 with diluted earnings per common share (EPS) of $1.30, compared with $5.2 billion and $0.98, respectively, a year ago. In second quarter 2019:

•	revenue was $21.6 billion, up $31 million compared with a year ago, with net interest income down $446 million and noninterest income up $477 million;

•	the net interest margin was 2.82%, down 11 basis points from a year ago primarily due to balance sheet mix and repricing;

•
noninterest expense was $13.4 billion, down $533 million from a year ago primarily due to lower remediation expense, core deposit and other intangibles expense, and FDIC and other deposit assessments expense;

•	average loans were $947.5 billion, up $3.4 billion from a year ago;

•	average deposits were $1.3 trillion, down $2.4 billion from a year ago;

•	return on assets (ROA) of 1.31% and return on equity (ROE) of 13.26%, were up from 1.10% and 10.60%, respectively, a year ago;

•	our credit results remained strong with a net charge-off rate of 0.28% (annualized) of average loans in second quarter 2019, compared with 0.26% (annualized) a year ago;

•	nonaccrual loans of $5.9 billion were down $1.2 billion, or 17%, from a year ago; and

•
we returned $6.1 billion to shareholders through common stock dividends and net share repurchases, an increase of 52% from the $4.0 billion we returned in second quarter 2018 and the 16th consecutive quarter of returning more than $3 billion.

Balance Sheet and Liquidity
Our balance sheet remained strong during second quarter 2019 with strong credit quality and solid levels of liquidity and capital. Our total assets were $1.92 trillion at June 30, 2019. Cash and other short-term investments increased $23.1 billion from December 31, 2018, reflecting an increase in federal funds sold and securities purchased under resale agreements. Debt securities were $482.1 billion at June 30, 2019, a decrease of $2.6 billion from December 31, 2018, predominantly due to a decrease in available-for-sale debt securities. Loans were down $3.2 billion from December 31, 2018, driven by declines in real estate 1-4 family junior lien mortgage, commercial and industrial, commercial real estate construction, and other revolving credit and installment loans, partially offset by increases in real estate 1-4 family first mortgage and commercial real estate mortgage loans.
Average deposits in second quarter 2019 were $1.3 trillion, down $2.4 billion from second quarter 2018 reflecting lower Wealth and Investment Management and Wholesale Banking deposits as customers allocated more cash into higher yielding liquid alternatives. Our average deposit cost in second quarter 2019 was 70 basis points, up 30 basis points from a year ago, driven by an increase in Wholesale Banking and Wealth and Investment Management deposit rates, unfavorable deposit mix shifts and retail banking deposit campaign pricing for new deposits.

Credit Quality
Solid overall credit results continued in second quarter 2019 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $653 million, or 0.28% (annualized) of average loans, in second quarter 2019, compared with $602 million a year ago (0.26%) (annualized). The increase in net charge-offs in second quarter 2019, compared with a year ago, was predominantly driven by higher losses in the commercial and industrial portfolio and the credit card portfolio, partially offset by declines in the automobile portfolio.
Our commercial portfolio net charge-offs were $165 million, or 13 basis points (annualized) of average commercial loans, in second quarter 2019, compared with net charge-offs of $67 million, or 5 basis points (annualized), a year ago. Net consumer credit losses decreased to 45 basis points (annualized) of average consumer loans in second quarter 2019 from 49 basis points (annualized) in second quarter 2018.
The allowance for credit losses as of June 30, 2019, decreased $507 million compared with a year ago and decreased $104 million from December 31, 2018. We had a $150 million release in the allowance for credit losses in both second quarter 2019 and 2018. The allowance coverage for total loans was 1.12% at June 30, 2019, compared with 1.18% a year ago and 1.12% at December 31, 2018. The allowance covered 4.0 times annualized second quarter net charge-offs, compared with 4.6 times a year ago. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $503 million in second quarter 2019, up from $452 million a year ago.
Nonperforming assets decreased $1.0 billion, or 14%, from March 31, 2019, and $648 million, or 9%, from December 31, 2018, and represented 0.66% of total loans at June 30, 2019. Nonaccrual loans decreased $983 million from March 31, 2019, and $574 million from December 31, 2018, driven by a decline in consumer nonaccruals from the reclassification of $373 million in real estate 1-4 family first mortgage nonaccrual loans to mortgage loans held for sale (MLHFS) in second quarter 2019, as well as other broad-based improvement across several commercial industry categories. Foreclosed assets decreased $59 million from March 31, 2019, and $74 million from December 31, 2018.

Capital
Our financial performance in second quarter 2019 allowed us to maintain a solid capital position, with total equity of $200.0 billion at June 30, 2019, compared with $197.1 billion at December 31, 2018. We returned $6.1 billion to shareholders in second quarter 2019 through common stock dividends and net share repurchases, which was 52% more than the $4.0 billion we returned in second quarter 2018. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 104%. We continued to reduce our common shares outstanding through the repurchase of 104.9 million common shares in the quarter. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2019.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.97% at June 30, 2019, up from 11.74% at December 31, 2018, and well above our internal target of 10%. As of June 30, 2019, our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 24.09%, compared with the required minimum of 22.0%. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance (continued)

Earnings Performance
Wells Fargo net income for second quarter 2019 was $6.2 billion ($1.30 diluted earnings per common share), compared with $5.2 billion ($0.98 diluted per share) for second quarter 2018. Our financial performance in second quarter 2019 benefited from a $477 million increase in noninterest income, a $533 million decrease in noninterest expense, and a $516 million decline in income tax expense, partially offset by a $446 million decrease in net interest income, and a $51 million increase in our provision for credit losses. Net income in second quarter 2019 benefited from a net discrete income tax benefit of $14 million, compared with a net discrete income tax expense of $481 million for the same period a year ago. Net income for the first half of 2019 was $12.1 billion, compared with $10.3 billion for the same period a year ago. The increase in net income in the first half of 2019, compared with the same period a year ago, was driven by a $79 million increase in noninterest income, a $1.7 billion decrease in noninterest expense, and a $1.0 billion decline in income tax expense, partially offset by a $373 million decrease in net interest income, and a $705 million increase in our provision for credit losses. Net income in the first half of 2019 benefited from a net discrete income tax benefit of $311 million, compared with a net discrete income tax expense of $618 million for the same period a year ago.
Revenue, the sum of net interest income and noninterest income, was $21.6 billion in both the second quarter of 2019 and 2018. Revenue was flat in second quarter 2019, compared with the same period a year ago, with an increase in noninterest income, offset by a decrease in net interest income. Our diversified sources of revenue generated by our businesses continued to be balanced between net interest income and noninterest income. Revenue for the first half of 2019 was $43.2 billion, compared with $43.5 billion for the first half of 2018. The decline in revenue in the first half of 2019, compared with the same period a year ago, was predominantly due to a decline in net interest income. In the first half of 2019 and 2018, net interest income represented 57% of revenue. Noninterest income was $18.8 billion in the first half of 2019, representing 43% of revenue, compared with $18.7 billion and 43% in the first half of 2018.

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ending June 30, 2019 and 2018.
Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, variable sources of interest income, such as loan fees, periodic dividends, and collection of interest on nonaccrual loans, can fluctuate from period to period.
Net interest income on a taxable-equivalent basis was $12.3 billion and $24.7 billion in the second quarter and first half of 2019, respectively, compared with $12.7 billion and

$25.1 billion for the same periods a year ago. Net interest margin on a taxable-equivalent basis was 2.82% and 2.86% in the second quarter and first half of 2019, compared with 2.93% and 2.89% for the same periods a year ago. The decrease in net interest income and net interest margin in the second quarter and first half of 2019, compared with the same periods a year ago, was driven by:

•	unfavorable impacts of growth, mix and repricing; and

•	lower variable sources of interest income;
partially offset by:

•	favorable hedge ineffectiveness accounting results; and

•	a reduction in net securities premium amortization.

Average earning assets increased $6.7 billion in the second quarter compared with the same period a year ago. The change was driven by increases in:

•	average federal funds sold and securities purchased under resale agreements of $18.1 billion;

•	average debt securities of $4.2 billion; and

•	average loans of $3.4 billion;
partially offset by decreases in:

•	average interest-earning deposits of $13.8 billion;

•	average equity securities of $2.1 billion;

•	average loans held for sale of $1.8 billion;

•	other earning assets of $825 million; and

•	average mortgage loans held for sale of $324 million.

Average earning assets decreased $11.5 billion in the first half of 2019 compared with the same period a year ago. The change was driven by decreases in:

•	average interest-earning deposits of $22.6 billion;

•	average equity securities of $4.4 billion;

•	average mortgage loans held for sale of $2.4 billion;

•	average loans held for sale of $1.0 billion; and

•	other earning assets of $1.2 billion;
partially offset by increases in:

•	average federal funds sold and securities purchased under resale agreements of $11.8 billion;

•	average debt securities of $7.1 billion; and

•	average loans of $1.2 billion.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits were $1.27 trillion in both the second quarter and first half of 2019, respectively, compared with $1.27 trillion and $1.28 trillion in the same periods a year ago, and represented 134% of average loans in second quarter 2019 and 133% in the first half of 2019, compared with 135% in second quarter 2018 and 136% in the first half of 2018. Average deposits were 73% of average earning assets in both the second quarter and first half of 2019, compared with 73% in both the periods a year ago. The average deposit cost for second quarter 2019 was 70 basis points, up 30 basis points from a year ago, driven by an increase in Wholesale Banking and WIM deposit rates, unfavorable deposit mix shifts, and retail banking deposit campaign pricing for new deposits.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended June 30,
			2019			2018
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$141,045	2.33%	$819	154,846	1.75%	$676
Federal funds sold and securities purchased under resale agreements	98,130	2.44	598	80,020	1.73	344
Debt securities (3):
Trading debt securities	86,514	3.45	746	80,661	3.45	695
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	15,402	2.21	85	6,425	1.66	27
Securities of U.S. states and political subdivisions	45,769	4.02	460	47,388	3.91	464
Mortgage-backed securities:
Federal agencies	149,761	2.99	1,120	154,929	2.75	1,065
Residential and commercial	5,562	4.02	56	8,248	4.86	101
Total mortgage-backed securities	155,323	3.03	1,176	163,177	2.86	1,166
Other debt securities	45,063	4.40	494	47,009	4.33	506
Total available-for-sale debt securities	261,557	3.39	2,215	263,999	3.28	2,163
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,762	2.19	244	44,731	2.19	244
Securities of U.S. states and political subdivisions	6,958	4.06	71	6,255	4.34	68
Federal agency and other mortgage-backed securities	95,506	2.64	632	94,964	2.33	552
Other debt securities	58	3.86	—	584	4.66	7
Total held-to-maturity debt securities	147,284	2.57	947	146,534	2.38	871
Total debt securities	495,355	3.16	3,908	491,194	3.04	3,729
Mortgage loans held for sale (4)	18,464	4.22	195	18,788	4.22	198
Loans held for sale (4)	1,642	4.80	20	3,481	5.48	48
Loans:
Commercial loans:
Commercial and industrial – U.S.	285,084	4.47	3,176	275,259	4.16	2,851
Commercial and industrial – Non U.S.	62,905	3.90	611	59,716	3.51	524
Real estate mortgage	121,869	4.58	1,390	123,982	4.27	1,319
Real estate construction	21,568	5.36	288	23,637	4.88	287
Lease financing	19,133	4.71	226	19,266	4.48	216
Total commercial loans	510,559	4.47	5,691	501,860	4.15	5,197
Consumer loans:
Real estate 1-4 family first mortgage	286,169	3.88	2,776	283,101	4.06	2,870
Real estate 1-4 family junior lien mortgage	32,609	5.75	468	37,249	5.32	495
Credit card	38,154	12.65	1,204	35,883	12.66	1,133
Automobile	45,179	5.23	589	48,568	5.18	628
Other revolving credit and installment	34,790	7.12	617	37,418	6.62	617
Total consumer loans	436,901	5.18	5,654	442,219	5.20	5,743
Total loans (4)	947,460	4.80	11,345	944,079	4.64	10,940
Equity securities	35,215	2.70	237	37,330	2.38	222
Other	4,693	1.76	20	5,518	1.48	21
Total earning assets	$1,742,004	3.94%	$17,142	1,735,256	3.73%	$16,178
Funding sources
Deposits:
Interest-bearing checking	$57,549	1.46%	$210	80,324	0.90%	$181
Market rate and other savings	690,677	0.59	1,009	676,668	0.26	434
Savings certificates	30,620	1.62	124	20,033	0.43	21
Other time deposits	96,887	2.61	630	82,061	2.26	465
Deposits in foreign offices	51,875	1.86	240	51,474	1.30	167
Total interest-bearing deposits	927,608	0.96	2,213	910,560	0.56	1,268
Short-term borrowings	114,754	2.26	646	103,795	1.54	398
Long-term debt	236,734	3.21	1,900	223,800	2.97	1,658
Other liabilities	24,314	2.18	132	28,202	2.12	150
Total interest-bearing liabilities	1,303,410	1.50	4,891	1,266,357	1.10	3,474
Portion of noninterest-bearing funding sources	438,594	—	—	468,899	—	—
Total funding sources	$1,742,004	1.12	4,891	1,735,256	0.80	3,474
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.82%	$12,251		2.93%	$12,704
Noninterest-earning assets
Cash and due from banks	$19,475			18,609
Goodwill	26,415			26,444
Other	112,733			104,575
Total noninterest-earning assets	$158,623			149,628
Noninterest-bearing funding sources
Deposits	$341,371			360,779
Other liabilities	56,161			51,681
Total equity	199,685			206,067
Noninterest-bearing funding sources used to fund earning assets	(438,594)			(468,899)
Net noninterest-bearing funding sources	$158,623			149,628
Total assets	$1,900,627			1,884,884

(1)
Our average prime rate was 5.50% and 4.80% for the quarters ended June 30, 2019 and 2018, respectively, and 5.50% and 4.66%, for the first half of 2019 and 2018, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.51% and 2.34% for the quarters ended June 30, 2019 and 2018, respectively, and 2.60% and 2.13% for the first half of 2019 and 2018, respectively.

(2)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Yields/rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

	Six months ended June 30,
			2019			2018
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$140,915	2.33%	$1,629	163,520	1.61%	$1,308
Federal funds sold and securities purchased under resale agreements	90,875	2.42	1,093	79,083	1.57	615
Debt securities (3):
Trading debt securities	87,938	3.52	1,544	79,693	3.35	1,332
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	14,740	2.18	159	6,426	1.66	53
Securities of U.S. states and political subdivisions	47,049	4.02	946	48,665	3.64	885
Mortgage-backed securities:
Federal agencies	150,623	3.04	2,293	156,690	2.73	2,141
Residential and commercial	5,772	4.17	120	8,558	4.48	192
Total mortgage-backed securities	156,395	3.09	2,413	165,248	2.82	2,333
Other debt securities	45,920	4.43	1,011	47,549	4.02	950
Total available-for-sale debt securities	264,104	3.44	4,529	267,888	3.16	4,221
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,758	2.20	487	44,727	2.20	487
Securities of U.S. states and political subdivisions	6,560	4.05	133	6,257	4.34	136
Federal agency and other mortgage-backed securities	95,753	2.69	1,288	92,888	2.35	1,093
Other debt securities	60	3.91	1	639	3.89	12
Total held-to-maturity debt securities	147,131	2.60	1,909	144,511	2.40	1,728
Total debt securities	499,173	3.20	7,982	492,092	2.96	7,281
Mortgage loans held for sale (4)	16,193	4.28	347	18,598	4.06	377
Loans held for sale (4)	1,752	5.04	44	2,750	5.28	72
Loans:
Commercial loans:
Commercial and industrial – U.S.	285,827	4.47	6,345	273,658	4.00	5,435
Commercial and industrial – Non U.S.	62,863	3.90	1,215	59,964	3.37	1,003
Real estate mortgage	121,644	4.58	2,763	125,085	4.16	2,581
Real estate construction	21,999	5.40	589	24,041	4.70	561
Lease financing	19,261	4.66	450	19,266	4.89	471
Total commercial loans	511,594	4.48	11,362	502,014	4.03	10,051
Consumer loans:
Real estate 1-4 family first mortgage	285,694	3.92	5,597	283,651	4.04	5,722
Real estate 1-4 family junior lien mortgage	33,197	5.75	949	38,042	5.23	988
Credit card	38,168	12.76	2,416	36,174	12.71	2,280
Automobile	45,007	5.21	1,163	50,010	5.17	1,283
Other revolving credit and installment	35,068	7.13	1,240	37,641	6.54	1,221
Total consumer loans	437,134	5.22	11,365	445,518	5.18	11,494
Total loans (4)	948,728	4.82	22,727	947,532	4.57	21,545
Equity securities	34,154	2.63	448	38,536	2.37	455
Other	4,555	1.69	38	5,765	1.34	40
Total earning assets	$1,736,345	3.97%	$34,308	1,747,876	3.64%	$31,693
Funding sources
Deposits:
Interest-bearing checking	$56,905	1.44%	$407	74,084	0.84%	$310
Market rate and other savings	689,628	0.54	1,856	677,861	0.24	802
Savings certificates	27,940	1.46	202	20,025	0.38	38
Other time deposits	97,356	2.64	1,275	79,340	2.06	812
Deposits in foreign offices	53,649	1.88	499	73,023	1.09	396
Total interest-bearing deposits	925,478	0.92	4,239	924,333	0.51	2,358
Short-term borrowings	111,719	2.24	1,243	102,793	1.39	710
Long-term debt	234,963	3.27	3,827	224,924	2.88	3,234
Other liabilities	24,801	2.23	275	28,065	2.02	282
Total interest-bearing liabilities	1,296,961	1.49	9,584	1,280,115	1.03	6,584
Portion of noninterest-bearing funding sources	439,384		—	467,761	—	—
Total funding sources	$1,736,345	1.11	9,584	1,747,876	0.75	6,584
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.86%	$24,724		2.89%	$25,109
Noninterest-earning assets
Cash and due from banks	$19,544			18,730
Goodwill	26,417			26,480
Other	109,601			107,218
Total noninterest-earning assets	$155,562			152,428
Noninterest-bearing funding sources
Deposits	$340,061			359,854
Other liabilities	55,864			54,212
Total equity	199,021			206,123
Noninterest-bearing funding sources used to fund earning assets	(439,384)			(467,761)
Net noninterest-bearing funding sources	$155,562			152,428
Total assets	$1,891,907			1,900,304

(4)	Nonaccrual loans and related income are included in their respective loan categories.

(5)
Includes taxable-equivalent adjustments of $156 million and $163 million for the quarters ended June 30, 2019 and 2018, respectively, and $318 million and $330 million for the first half of 2019 and 2018, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 21% for the periods presented.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Service charges on deposit accounts	$1,206	1,163	4%	$2,300	2,336	(2)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,318	2,354	(2)	4,511	4,757	(5)
Trust and investment management	795	835	(5)	1,581	1,685	(6)
Investment banking	455	486	(6)	849	916	(7)
Total trust and investment fees	3,568	3,675	(3)	6,941	7,358	(6)
Card fees	1,025	1,001	2	1,969	1,909	3
Other fees:
Lending related charges and fees (1)	349	376	(7)	696	756	(8)
Cash network fees	117	120	(3)	226	246	(8)
Commercial real estate brokerage commissions	105	109	(4)	186	194	(4)
Wire transfer and other remittance fees	121	121	—	234	237	(1)
All other fees	108	120	(10)	228	213	7
Total other fees	800	846	(5)	1,570	1,646	(5)
Mortgage banking:
Servicing income, net	277	406	(32)	641	874	(27)
Net gains on mortgage loan origination/sales activities	481	364	32	825	830	(1)
Total mortgage banking	758	770	(2)	1,466	1,704	(14)
Insurance	93	102	(9)	189	216	(13)
Net gains from trading activities	229	191	20	586	434	35
Net gains on debt securities	20	41	(51)	145	42	245
Net gains from equity securities	622	295	111	1,436	1,078	33
Lease income	424	443	(4)	867	898	(3)
Life insurance investment income	167	162	3	326	326	—
All other	577	323	79	992	761	30
Total	$9,489	9,012	5	$18,787	18,708	—

(1)	Represents combined amount of previously reported “Charges and fees on loans” and “Letters of credit fees”.
Noninterest income was $9.5 billion and $18.8 billion in the second quarter and first half of 2019, respectively, compared with $9.0 billion and $18.7 billion for the same periods a year ago. This income represented 44% of revenue for second quarter 2019 and 43% of revenue for the first half of 2019, compared with 42% and 43% for the same periods a year ago. The increase in noninterest income in the second quarter and first half of 2019, compared with the same periods a year ago, was predominantly driven by higher net gains from equity securities and higher all other income. The increase in the first half of 2019, compared with the same period a year ago, also reflected higher net gains from trading and debt securities. The increases in both periods were partially offset by lower trust and investment fees and lower mortgage banking income. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 18 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts were $1.2 billion and
$2.3 billion in the second quarter and first half of 2019, respectively, flat compared with the same periods a year ago. In second quarter 2019, compared with the same period a year ago, higher consumer service charges due to growth in overdraft and returned items fees were offset by lower treasury management fees. In the first half of 2019, compared with the same period a year ago, lower treasury management fees and lower consumer monthly service fees were offset by higher overdraft and returned items fees. The decline in treasury management fees in both the second quarter and first half of 2019, compared with the same periods a year ago, was primarily due to the impact of a higher earnings credit rate applied to commercial accounts due to increased interest rates.
Brokerage advisory, commissions and other fees decreased to $2.3 billion and $4.5 billion in the second quarter and first half of 2019, respectively, compared with $2.4 billion and $4.8 billion for the same periods a year ago. The decreases in both periods, compared with the same periods a year ago, were due to lower asset-based fees and lower transactional commission revenue. Retail brokerage client assets totaled $1.6 trillion at both June 30, 2019 and 2018, with all retail brokerage services provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fee income is largely from client assets under management (AUM) for which fees are based on a tiered scale relative to market value of the assets, and client assets under administration (AUA), for which fees are generally based on the extent of services to administer the assets. Trust and investment management fees declined to $795 million and $1.6 billion in the second quarter and first half of 2019, respectively, from $835 million and $1.7 billion for the same

Earnings Performance (continued)

periods a year ago. The decreases in both periods, compared with the same periods a year ago, were due to lower trust fees, investment management fees, and mutual fund asset fees, driven by lower average assets under management.
Our AUM totaled $682.0 billion at June 30, 2019, compared with $677.7 billion at June 30, 2018, with substantially all of our AUM managed by our WIM operating segment. Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report.
Our AUA, which includes assets administered by our Institutional Retirement and Trust business (IRT), totaled $1.8 trillion at June 30, 2019, compared with $1.7 trillion at June 30, 2018. We closed the previously announced sale of IRT on July 1, 2019, and recognized a pre-tax gain of approximately $1.1 billion, which will be reflected in our third quarter 2019 net income. We will continue to administer client assets at the direction of the buyer for up to 24 months pursuant to a transition services agreement. The buyer will receive all post-closing revenue from the client assets and will pay us a fee for costs that we incur to administer the client assets during the transition period. The transition services fee will be recognized as other noninterest income. AUA related to IRT were $918 billion at June 30, 2019. Noninterest income related to IRT was $188 million and $398 million for the first half of 2019 and full year 2018, respectively. Direct expenses related to IRT were $130 million and $256 million for the first half of 2019 and full year 2018, respectively. Transition period revenue is expected to approximate transition period expenses and is subject to downward adjustment as client assets transition to the buyer's platform.
Investment banking fees decreased to $455 million and $849 million in the second quarter and first half of 2019, respectively, from $486 million and $916 million for the same periods in 2018, primarily due to lower equity and debt originations. The decrease in the first half of 2019, compared with the same period a year ago, was partially offset by higher advisory fees.
Card fees were $1.0 billion and $2.0 billion in the second quarter and first half of 2019, respectively, compared with $1.0 billion and $1.9 billion for the same periods a year ago. The increase in the first half of 2019, compared with the same period a year ago, was predominantly due to higher interchange fees driven by increased purchase activity, partially offset by higher rewards costs.
Other fees decreased to $800 million and $1.57 billion in the second quarter and first half of 2019, respectively, from $846 million and $1.65 billion for the same periods a year ago, driven primarily by lower lending related charges and fees. The first half of 2019, compared with the same period a year ago, was also impacted by lower cash network fees.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/ sales activities, totaled $758 million and $1.5 billion in the second quarter and first half of 2019, respectively, compared with $770 million and $1.7 billion for the same periods a year ago.
In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income of $277 million for second quarter 2019 included a $77 million net MSR valuation gain ($1.1 billion decrease in the fair value of the MSRs and a $1.2 billion hedge gain). Net servicing income of $406 million for second quarter 2018 included a $26 million net MSR valuation gain ($345 million increase in the fair value of the MSRs and a $319 million hedge loss). For the first half of 2019, net servicing income of $641 million included a $148 million net MSR valuation gain ($2.0 billion decrease in the fair value of the MSRs and a $2.1 billion hedge gain), and for the first half of 2018, net servicing income of $874 million included a $136 million net MSR valuation gain ($1.7 billion increase in the fair value of the MSRs and a $1.5 billion hedge loss). The reduction in net servicing income for the second quarter and first half of 2019, compared with the same periods a year ago, also reflected lower net servicing fees due to servicing portfolio runoff and sales.
Our portfolio of loans serviced for others was $1.66 trillion at June 30, 2019, and $1.71 trillion at December 31, 2018. At June 30, 2019, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.82%, compared with 0.94% at December 31, 2018. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities were $481 million and $825 million in the second quarter and first half of 2019, respectively, compared with $364 million and $830 million for the same periods a year ago. The increase in second quarter 2019, compared with the same period a year ago, was primarily due to higher production margins. The decrease in the first half of 2019, compared with the same period a year ago, was predominantly due to lower held for sale mortgage loan origination volumes, partially offset by higher margins and a higher repurchase reserve release in 2019. The production margin on residential held-for-sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$322	281	$554	605
Commercial		83	49	130	125
Residential pipeline and unsold/repurchased loan management (1)		76	34	141	100
Total		$481	364	$825	830
Residential real estate originations (in billions):
Held-for-sale	(B)	$33	37	$55	71
Held-for-investment		20	13	31	22
Total		$53	50	$86	93
Production margin on residential held-for-sale mortgage loan originations	(A)/(B)	0.98%	0.77	1.01%	0.86

(1)
Primarily includes the results of Government National Mortgage Association (GNMA) loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 0.98% and 1.01% for the second quarter and first half of 2019, respectively, compared with 0.77% and 0.86% for the same periods a year ago. The increase in production margin in the second quarter and first half of 2019, compared with the same periods a year ago, was predominantly due to higher margins in our correspondent production channel and a shift to more retail origination volume, which has a higher production margin. Mortgage applications were $90 billion and $154 billion for the second quarter and first half of 2019, respectively, compared with $67 billion and $125 billion for the same periods a year ago. The 1-4 family first mortgage unclosed application pipeline was $44 billion at June 30, 2019, compared with $26 billion at June 30, 2018. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 11 (Mortgage Banking Activities) and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Insurance income was $93 million and $189 million in the second quarter and first half of 2019, respectively, compared with $102 million and $216 million in the same periods a year ago. The decrease in the first half of 2019, compared with the same period a year ago, was largely driven by the wind down of our personal insurance business activities.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $229 million and $586 million in the second quarter and first half of 2019, respectively, compared with $191 million and $434 million in the same periods a year ago. The increase in the second quarter and first half of 2019, compared with the same periods a year ago, was predominantly from the Corporate and Investment Banking business in our Wholesale operating segment driven by higher trading volumes on residential mortgage-backed securities (RMBS), partially offset by lower equity trading activity. The increase in the first half of 2019, compared with same period a year ago, was also driven by higher credit and municipal bond trading activity. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from debt and equity securities and other interest expense. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.

Net gains on debt and equity securities totaled $642 million and $1.6 billion in the second quarter and first half of 2019, respectively, compared with $336 million and $1.1 billion for the same periods a year ago, after other-than-temporary impairment (OTTI) write-downs of $38 million and $119 million for the second quarter and first half of 2019, respectively, compared with $245 million and $275 million for the same periods a year ago. The increase in net gains on debt and equity securities in the second quarter and first half of 2019, compared with the same periods a year ago, was predominantly driven by higher unrealized gains on equity securities and higher deferred compensation gains (offset in employee benefits expense), partially offset by lower net realized gains from nonmarketable equity securities. Table 3a presents results for our deferred compensation plan and related investments. The increase in the first half of 2019, compared with the same period a year ago, also reflected higher net gains on debt securities. The decrease in OTTI in the second quarter and first half of 2019, compared with same periods a year ago, was predominantly driven by a $214 million impairment related to the sale of our ownership stake in The Rock Creek Group, LP (RockCreek) in second quarter 2018.
Lease income was $424 million and $867 million in the second quarter and first half of 2019, respectively, compared with $443 million and $898 million for the same periods a year ago. The decreases in the second quarter and first half of 2019, compared with the same periods a year ago, were driven by lower equipment lease income. Lease income in second quarter 2019 also reflected lower gains on the sale of lease assets, compared with the same period a year ago.
All other income was $577 million and $992 million in the second quarter and first half of 2019, respectively, compared with $323 million and $761 million for the same periods a year ago. All other income includes hedge accounting results related to hedges of foreign currency risk, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. All other income included $721 million and $1.3 billion of gains from the sales of purchased credit-impaired (PCI) Pick-a-Pay loans in the second quarter and first half of 2019, respectively, compared with $479 million and $1.1 billion for the same periods a year ago. The increase in all other income in the first half of 2019, compared with the same period a year ago, also reflected a pre-tax gain from the sale of Business Payroll Services in first quarter 2019 and a loss related to the sale of certain assets and liabilities of Reliable Financial Services, Inc. (a subsidiary of Wells Fargo’s automobile financing business) in first quarter 2018, partially offset by a pretax gain from the sale of Wells Fargo Shareowner Services in first quarter 2018.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Salaries	$4,541	4,465	2%	$8,966	8,828	2%
Commission and incentive compensation	2,597	2,642	(2)	5,442	5,410	1
Employee benefits	1,336	1,245	7	3,274	2,843	15
Equipment	607	550	10	1,268	1,167	9
Net occupancy (1)	719	722	—	1,436	1,435	—
Core deposit and other intangibles	27	265	(90)	55	530	(90)
FDIC and other deposit assessments	144	297	(52)	303	621	(51)
Outside professional services	821	881	(7)	1,499	1,702	(12)
Contract services	624	536	16	1,187	983	21
Operating losses	247	619	(60)	485	2,087	(77)
Leases (2)	311	311	—	597	631	(5)
Advertising and promotion	329	227	45	566	380	49
Outside data processing	175	164	7	342	326	5
Travel and entertainment	163	157	4	310	309	—
Postage, stationery and supplies	119	121	(2)	241	263	(8)
Telecommunications	93	88	6	184	180	2
Foreclosed assets	35	44	(20)	72	82	(12)
Insurance	25	24	4	50	50	—
All other	536	624	(14)	1,088	1,197	(9)
Total	$13,449	13,982	(4)	$27,365	29,024	(6)

(1)	Represents expenses for both leased and owned properties.

(2)	Represents expenses for assets we lease to customers.

Noninterest expense was $13.4 billion in second quarter 2019, down 4% from $14.0 billion a year ago, and $27.4 billion in the first half of 2019, down 6% from the same period a year ago. The decrease in second quarter 2019, compared with the same period a year ago, was due to lower operating losses, core deposit and other intangibles expense, and FDIC and other deposit assessments, partially offset by higher personnel and advertising and promotion expenses. The decrease in the first half of 2019, compared with the same period a year ago, was predominantly due to lower operating losses.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up $122 million, or 1%, in second quarter 2019, compared with the same period a year ago, and up $601 million, or 4%, in the first half of 2019, compared with the same period a year ago. The increase in second quarter 2019, compared with the same period a year ago, was due to annual salary increases and higher deferred compensation costs (offset in net gains from equity securities), partially offset by lower incentive compensation and lower staffing levels. The increase in the first half of 2019, compared with the same period a year ago, was due to higher deferred compensation costs (offset in net gains from equity securities), annual salary increases and the impact of staffing mix changes. Table 3a presents results for our deferred compensation plan and related investments.
Table 3a: Deferred Compensation Plan and Related Investments

	Quarter ended		Six months ended
(in millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net interest income	$18	13	$31	23
Net gains (losses) from equity securities	87	37	432	31
Total revenue from deferred compensation plan investments	105	50	463	54
Employee benefits expense (1)	114	53	471	57
Income (loss) before income tax expense	$(9)	(3)	$(8)	(3)

(1)	Represents change in deferred compensation plan liability.

Equipment expense was up $57 million, or 10%, in second quarter 2019, compared with the same period a year ago, and up $101 million, or 9%, in the first half of 2019, compared with the same period a year ago, in each case due to higher computer software licensing and maintenance and depreciation expense, partially offset by lower small furniture and equipment expense.

Core deposit and other intangibles expense was down $238 million, or 90%, in second quarter 2019, compared with the same period a year ago, and down $475 million, or 90%, in the first half of 2019, compared with the same period a year ago, in each case due to lower amortization expense reflecting the end of the 10-year amortization period on Wachovia intangibles.

Federal Deposit Insurance Corporation (FDIC) and other deposit assessments were down $153 million, or 52%, in second quarter 2019, compared with the same period a year ago, and down $318 million, or 51%, in the first half of 2019, compared with the same period a year ago. The decrease in both periods was due to the completion of the FDIC temporary surcharge, which ended September 30, 2018.
Outside professional and contract services expense was up $28 million, or 2%, in second quarter 2019, compared with the same period a year ago, and up $1 million in the first half of 2019, compared with the same period a year ago, reflecting an increase in project spending, partially offset by lower legal expenses in both periods.
Operating losses were down $372 million, or 60%, in second quarter 2019, compared with the same period a year ago, and down $1.6 billion, or 77%, in the first half of 2019, compared with the same period a year ago. The decrease in second quarter 2019, compared with the same period a year ago, reflected lower remediation expense, while the decrease in the first half of 2019, compared with the same period a year ago, was driven by lower litigation accruals. First quarter 2018 included an $800 million discrete litigation accrual in connection with entering into the consent orders with the CFPB and OCC on April 20, 2018.
Advertising and promotion expense was up $102 million, or 45%, in second quarter 2019, compared with the same period a year ago, and up $186 million, or 49%, in the first half of 2019, compared with the same period a year ago, in each case due to increases in marketing and brand campaign volumes.
All other expense was down $88 million, or 14%, in second quarter 2019, compared with the same period a year ago, and down $109 million, or 9%, in the first half of 2019, compared with the same period a year ago. The decrease in second quarter 2019, compared with the same period a year ago, reflected lower donations expense. The decrease in the first half of 2019, compared with the same period a year ago, included a state sales tax refund and lower donations expense.

Our efficiency ratio was 62.3% in second quarter 2019, compared with 64.9% in second quarter 2018.

Income Tax Expense
Our effective income tax rate was 17.3% and 15.3% for the second quarter and first half of 2019, respectively, compared with 25.9% and 23.6% for the same periods in 2018. The rate for the first half of 2019 reflected net discrete income tax benefits related to the results of U.S. federal and state income tax examinations. The rate in second quarter 2018 reflected a net discrete income tax expense of $481 million mostly related to state income taxes driven by the U.S. Supreme Court decision in South Dakota v. Wayfair. The rate for the first half of 2018 reflected the non-tax deductible treatment of an $800 million discrete litigation accrual recorded as noninterest expense in first quarter 2018 in connection with the consent orders entered into with the CFPB and OCC on April 20, 2018.
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
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Quarter ended June 30,
Revenue	$11,805	11,806	7,065	7,197	4,050	3,951	(1,336)	(1,401)	21,584	21,553
Provision (reversal of provision) for credit losses	479	484	28	(36)	(1)	(2)	(3)	6	503	452
Noninterest expense	7,212	7,290	3,882	4,219	3,246	3,361	(891)	(888)	13,449	13,982
Net income (loss)	3,147	2,496	2,789	2,635	602	445	(332)	(390)	6,206	5,186
Average loans	$457.7	463.8	474.0	464.7	75.0	74.7	(59.2)	(59.1)	947.5	944.1
Average deposits	777.6	760.6	410.4	414.0	143.5	167.1	(62.5)	(70.4)	1,269.0	1,271.3
Six months ended June 30,
Revenue	$23,555	23,636	14,176	14,476	8,129	8,193	(2,667)	(2,818)	43,193	43,487
Provision (reversal of provision) for credit losses	1,189	702	162	(56)	3	(8)	(6)	5	1,348	643
Noninterest expense	14,901	15,992	7,720	8,197	6,549	6,651	(1,805)	(1,816)	27,365	29,024
Net income (loss)	5,970	4,409	5,559	5,510	1,179	1,159	(642)	(756)	12,066	10,322
Average loans	$457.9	467.1	475.2	464.9	74.7	74.3	(59.1)	(58.8)	948.7	947.5
Average deposits	771.6	754.1	410.1	429.9	148.3	172.5	(64.5)	(72.3)	1,265.5	1,284.2

(1)
Includes the elimination of certain items that are included in more than one business segment, which substantially represents products and services for WIM customers served through Community Banking distribution channels.

Earnings Performance (continued)

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including checking and savings accounts, credit and debit cards, and automobile, student, mortgage, home equity and small business lending, as well as referrals to Wholesale Banking and WIM business partners. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations (including funds transfer pricing, capital, liquidity and certain corporate expenses) in support of the other operating segments and results of investments in our affiliated venture capital and private equity partnerships. We have substantially completed the wind down of our personal insurance business, and we expect to fully exit this business by the end of 2019.
Table 4a provides additional financial information for Community Banking.
Table 4a: Community Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$7,066	7,346	(4)%	$14,314	14,541	(2)%
Noninterest income:
Service charges on deposit accounts	704	632	11	1,314	1,271	3
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	480	465	3	929	943	(1)
Trust and investment management (1)	199	220	(10)	409	453	(10)
Investment banking (2)	(18)	—	NM	(38)	(10)	NM
Total trust and investment fees	661	685	(4)	1,300	1,386	(6)
Card fees	929	904	3	1,787	1,725	4
Other fees	335	348	(4)	667	675	(1)
Mortgage banking	655	695	(6)	1,296	1,537	(16)
Insurance	11	16	(31)	22	44	(50)
Net (losses) gains from trading activities	(11)	24	NM	(6)	23	NM
Net gains (losses) on debt securities	15	(2)	850	52	(2)	NM
Net gains from equity securities (3)	471	409	15	1,072	1,093	(2)
Other income of the segment	969	749	29	1,737	1,343	29
Total noninterest income	4,739	4,460	6	9,241	9,095	2

Total revenue	11,805	11,806	—	23,555	23,636	—

Provision for credit losses	479	484	(1)	1,189	702	69
Noninterest expense:
Personnel expense	5,436	5,400	1	11,417	10,911	5
Equipment	584	525	11	1,225	1,121	9
Net occupancy	542	542	—	1,084	1,076	1
Core deposit and other intangibles	—	102	(100)	1	203	(100)
FDIC and other deposit assessments	94	155	(39)	200	336	(40)
Outside professional services	387	430	(10)	703	827	(15)
Operating losses	197	287	(31)	416	1,727	(76)
Other expense of the segment	(28)	(151)	81	(145)	(209)	31
Total noninterest expense	7,212	7,290	(1)	14,901	15,992	(7)
Income before income tax expense and noncontrolling interests	4,114	4,032	2	7,465	6,942	8
Income tax expense	838	1,413	(41)	1,262	2,222	(43)
Net income from noncontrolling interests (4)	129	123	5	233	311	(25)
Net income	$3,147	2,496	26	$5,970	4,409	35
Average loans	$457.7	463.8	(1)	$457.9	467.1	(2)
Average deposits	777.6	760.6	2	771.6	754.1	2
NM – Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels which is offset in our WIM segment and eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment and eliminated in consolidation.

(3)	Mostly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $3.1 billion, up $651 million, or 26%, from second quarter 2018, and $6.0 billion for the first half of 2019, up $1.6 billion, or 35%, compared with the same period a year ago. Revenue of $11.8 billion was flat compared with second quarter 2018 and was $23.6 billion for the first half of 2019, a decrease of $81 million compared with the same period a year ago. Revenue in second quarter 2019 was flat, compared with the same period a year ago, as lower net interest income, mortgage banking income, and net gains from trading activities were offset by higher gains from the sales of Pick-a-Pay PCI mortgage loans, service charges on deposit accounts, and net gains from equity securities. The decrease in revenue in the first half of 2019, compared with the same period a year ago, was due to lower mortgage banking income, net interest income, and trust and investment fees, partially offset by higher gains from the sales of Pick-a-Pay PCI mortgage loans, card fees, and net gains from debt securities. Average loans of $457.7 billion in second quarter 2019 decreased $6.1 billion, or 1%, from second quarter 2018, and average loans of $457.9 billion in the first half of 2019 decreased $9.2 billion, or 2%, from the first half of 2018. The decline in average loans for both periods was predominantly due to lower junior lien mortgages and automobile loans, partially offset by higher real estate 1-4 family first mortgages and credit cards. Average deposits of $777.6 billion in second quarter 2019 increased $17.0 billion, or 2%, from second quarter 2018, and increased $17.5 billion, or 2%, from the first half of 2018.
Noninterest expense was $7.2 billion in second quarter 2019, down $78 million, or 1%, from second quarter 2018, and $14.9 billion in the first half of 2019, down $1.1 billion, or 7%, from the first half of 2018. The decrease in noninterest expense for both periods was predominantly due to lower operating losses, core deposit and other intangibles amortization, FDIC expense, and outside professional services, partially offset by higher personnel, equipment, contract services, and advertising and promotion expense. The provision for credit losses was down $5 million from second quarter 2018 and up $487 million from the first half of 2018. The increase in the provision for credit losses in the first half of 2019, compared with the same period a year ago, was due to an allowance release in the first half of 2018, partially offset by lower net charge-offs in the automobile portfolio in the first half of 2019. Income tax expense decreased $575 million from second quarter 2018, driven by a net discrete income tax expense of $481 million in second quarter 2018 mostly related to state income taxes. Income tax expense decreased $960 million in the first half of 2019, compared with the same period a year ago, driven by net discrete income tax benefits in the first half of 2019 related mostly to the results of

U.S. federal and state income tax examinations as well as the aforementioned net discrete income tax expense in the first half of 2018.

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
Table 4b: Wholesale Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$4,535	4,693	(3)%	$9,069	9,225	(2)%
Noninterest income:
Service charges on deposit accounts	502	530	(5)	985	1,064	(7)
Trust and investment fees:
Brokerage advisory, commissions and other fees	74	78	(5)	152	145	5
Trust and investment management	117	110	6	231	223	4
Investment banking	475	485	(2)	887	925	(4)
Total trust and investment fees	666	673	(1)	1,270	1,293	(2)
Card fees	95	96	(1)	181	183	(1)
Other fees	464	496	(6)	901	968	(7)
Mortgage banking	104	75	39	172	168	2
Insurance	75	78	(4)	153	157	(3)
Net gains from trading activities	226	154	47	559	379	47
Net gains on debt securities	5	42	(88)	93	43	116
Net gains from equity securities	116	89	30	193	182	6
Other income of the segment	277	271	2	600	814	(26)
Total noninterest income	2,530	2,504	1	5,107	5,251	(3)

Total revenue	7,065	7,197	(2)	14,176	14,476	(2)

Provision (reversal of provision) for credit losses	28	(36)	178	162	(56)	389
Noninterest expense:
Personnel expense	1,384	1,386	—	2,894	2,922	(1)
Equipment	10	14	(29)	19	26	(27)
Net occupancy	96	100	(4)	191	200	(5)
Core deposit and other intangibles	23	94	(76)	47	189	(75)
FDIC and other deposit assessments	44	122	(64)	89	244	(64)
Outside professional services	231	255	(9)	415	488	(15)
Operating losses	10	208	(95)	11	216	(95)
Other expense of the segment	2,084	2,040	2	4,054	3,912	4
Total noninterest expense	3,882	4,219	(8)	7,720	8,197	(6)
Income before income tax expense and noncontrolling interests	3,155	3,014	5	6,294	6,335	(1)
Income tax expense	365	379	(4)	734	827	(11)
Net loss from noncontrolling interests	1	—	NM	1	(2)	150
Net income	$2,789	2,635	6	$5,559	5,510	1
Average loans	$474.0	464.7	2	$475.2	464.9	2
Average deposits	410.4	414.0	(1)	410.1	429.9	(5)
NM – Not meaningful
Wholesale Banking reported net income of $2.8 billion in second quarter 2019, up $154 million, or 6%, from second quarter 2018. In the first half of 2019, net income of $5.6 billion increased $49.0 million, or 1%, from the same period a year ago. Revenue decreased $132 million, or 2%, from second quarter 2018, largely due to lower net interest income and treasury management fees, partially offset by higher market sensitive revenue and mortgage banking fees. Revenue decreased $300 million, or 2%, from the first half of 2018, predominantly due to the gain related to the sale of Wells Fargo Shareowner Services in first quarter 2018 and lower net interest income, partially offset by higher market sensitive revenue. Net interest income decreased $158 million, or 3%, from second quarter 2018, and $156 million, or 2%, from the first half of 2018, as lower income on trading and debt investments and lower income on loans due to spread compression was partially offset by higher average loan balances and the positive impact of higher interest rates. Noninterest income increased $26 million, or 1%, from second quarter 2018, as higher market sensitive revenue was partially offset by lower treasury management fees related to an increased earnings credit rate provided to customers. Noninterest income decreased $144 million, or 3%, from the first half of 2018 predominantly due to the gain related to the sale of Wells Fargo Shareowner Services in first quarter 2018, lower treasury management fees, loan fees, and investment banking fees, partially offset by higher market sensitive revenue. Average loans of $474.0 billion in second quarter 2019 increased $9.3 billion, or 2%, from second quarter 2018, and average loans of

Earnings Performance (continued)

$475.2 billion in the first half of 2019 increased $10.3 billion, or 2%, from the first half of 2018, as growth in commercial and industrial loans was partially offset by lower commercial real estate loans. Average deposits of $410.4 billion in second quarter 2019 decreased $3.6 billion, or 1%, from second quarter 2018, and average deposits of $410.1 billion in the first half of 2019 decreased $19.8 billion, or 5%, from the first half of 2018. The decline in average deposits for both periods was driven by declines across many businesses as commercial customers allocated more cash to alternative higher-rate liquid investments. The decline from the first half of 2018 was also affected by actions taken in 2018 in response to the asset cap included in the FRB consent order on February 2, 2018. Noninterest expense decreased $337 million, or 8%, from second quarter 2018, and decreased $477 million, or 6%, from the first half of 2018 as lower operating losses, FDIC expense, and core deposit and other intangibles amortization, were partially offset by higher regulatory, risk, and technology expenses. The provision for credit losses increased $64 million from second quarter 2018, and $218 million from the first half of 2018, reflecting higher charge-offs and lower recoveries.

Wealth and Investment Management provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S. based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, Wells Fargo Institutional Retirement and Trust, and Wells Fargo Asset Management. We deliver financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families. We also serve clients’ brokerage needs, supply retirement and trust services to institutional clients and provide investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Funds. The previously announced sale of our IRT business closed on July 1, 2019. For additional information on the IRT sale, including its anticipated impact on our AUA and associated revenue and expenses, see the “Noninterest Income” section in this Report. Table 4c provides additional financial information for WIM.
Table 4c: Wealth and Investment Management

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$1,037	1,111	(7)%	$2,138	2,223	(4)%
Noninterest income:
Service charges on deposit accounts	4	5	(20)	8	9	(11)
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,248	2,284	(2)	4,372	4,628	(6)
Trust and investment management	687	731	(6)	1,363	1,474	(8)
Investment banking	(1)	1	NM	4	1	300
Total trust and investment fees	2,934	3,016	(3)	5,739	6,103	(6)
Card fees	2	2	—	3	3	—
Other fees	4	5	(20)	8	9	(11)
Mortgage banking	(3)	(2)	(50)	(6)	(5)	(20)
Insurance	17	18	(6)	34	36	(6)
Net gains from trading activities	13	13	—	32	32	—
Net gains on debt securities	—	1	(100)	—	1	(100)
Net gains (losses) from equity securities	35	(203)	117	171	(197)	187
Other income of the segment	7	(15)	147	2	(21)	110
Total noninterest income	3,013	2,840	6	5,991	5,970	—

Total revenue	4,050	3,951	3	8,129	8,193	(1)

Provision (reversal of provision) for credit losses	(1)	(2)	50	3	(8)	138
Noninterest expense:
Personnel expense	2,112	2,037	4	4,309	4,202	3
Equipment	14	11	27	25	21	19
Net occupancy	112	110	2	224	219	2
Core deposit and other intangibles	4	69	(94)	7	138	(95)
FDIC and other deposit assessments	12	34	(65)	26	70	(63)
Outside professional services	210	202	4	394	400	(2)
Operating losses	43	127	(66)	64	149	(57)
Other expense of the segment	739	771	(4)	1,500	1,452	3
Total noninterest expense	3,246	3,361	(3)	6,549	6,651	(2)
Income before income tax expense and noncontrolling interests	805	592	36	1,577	1,550	2
Income tax expense	201	147	37	393	386	2
Net income from noncontrolling interests	2	—	NM	5	5	—
Net income	$602	445	35	$1,179	1,159	2
Average loans	$75.0	74.7	—	$74.7	74.3	1
Average deposits	143.5	167.1	(14)	148.3	172.5	(14)
NM – Not meaningful
WIM reported net income of $602 million in second quarter 2019, up $157 million, or 35%, from second quarter 2018. Net income for the first half of 2019 was $1.2 billion, up $20 million, or 2%, from the same period a year ago. Revenue was up $99 million, or 3%, from second quarter 2018, and down $64 million, or 1%, from the first half of 2018. Revenue in second quarter 2019 was up from second quarter 2018 largely due to the 2018 impairment on the sale of our ownership stake in RockCreek and higher deferred compensation plan investments (offset in employee benefits expense), partially offset by lower trust and investment fees and lower net interest income. Revenue in the first half of 2019 was down from the first half of 2018 predominantly due to lower trust and investment fees and lower net interest income, partially offset by the 2018 impairment on the sale of our ownership stake in RockCreek and higher deferred compensation plan investments (offset in employee benefits expense). Net interest income decreased 7% from second quarter 2018, and 4% from the first half of 2018, primarily driven by lower deposit balances in both periods. Noninterest income increased $173 million from second quarter 2018, and $21 million from the first half of 2018, in both periods primarily due to the 2018 impairment on the sale of our ownership stake in RockCreek and higher deferred compensation plan investments (offset in employee benefits expense), partially offset by lower asset-based fees and lower brokerage transaction revenue. Asset-based fees decreased due to lower brokerage advisory account client assets driven by lower market valuations at the end of 2018. Average loans of $75.0 billion in second quarter 2019 were flat compared with the same period a year ago, while average loans of $74.7 billion in the first half of 2019 increased 1% from the same period a year ago, driven by growth in nonconforming mortgage loans. Average deposits of $143.5 billion in second quarter 2019 decreased $23.6 billion, or 14%, from second quarter 2018, and average deposits of $148.3 billion in the first half of 2019 decreased $24.2 billion, or 14%, from the first half of 2018, as customers continued to allocate more cash into higher yielding liquid alternatives. Noninterest expense was down 3% from second quarter 2018, and down 2% from the first half of 2018, in both periods driven by lower core deposit and other intangibles amortization expense, lower operating losses, and lower broker commissions, partially offset by higher employee benefits expense primarily from higher deferred compensation plan expense (offset in net gains from equity securities). Second quarter 2018 operating losses included $114 million of non-litigation expense related to fee calculations within certain fiduciary and custody accounts in our wealth management business. The provision for credit losses increased $1 million from second quarter 2018 and $11 million from the first half of 2018.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at June 30, 2019 and 2018.
Table 4d: Retail Brokerage Client Assets

	June 30,
($ in billions)	2019	2018
Retail brokerage client assets	$1,620.5	1,623.7
Advisory account client assets	561.3	542.6
Advisory account client assets as a percentage of total client assets	35%	33
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. For second quarter 2019 and 2018, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the second quarter and first half of 2019 and 2018.

Earnings Performance (continued)

Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2019
Client directed (4)	$163.6	8.6	(9.7)	3.7	166.2	$151.5	16.5	(19.0)	17.2	166.2
Financial advisor directed (5)	156.9	8.6	(8.7)	6.4	163.2	141.9	16.1	(16.4)	21.6	163.2
Separate accounts (6)	148.3	6.2	(8.0)	5.4	151.9	136.4	11.8	(14.9)	18.6	151.9
Mutual fund advisory (7)	77.9	2.9	(3.5)	2.7	80.0	71.3	5.7	(6.7)	9.7	80.0
Total advisory client assets	$546.7	26.3	(29.9)	18.2	561.3	$501.1	50.1	(57.0)	67.1	561.3
June 30, 2018
Client directed (4)	$168.4	8.2	(11.1)	2.0	167.5	$170.9	17.6	(20.3)	(0.7)	167.5
Financial advisor directed (5)	148.6	7.5	(9.5)	3.4	150.0	147.0	15.6	(16.5)	3.9	150.0
Separate accounts (6)	146.6	5.6	(7.0)	2.0	147.2	149.1	12.4	(14.3)	—	147.2
Mutual fund advisory (7)	76.8	3.2	(3.3)	1.2	77.9	75.8	7.2	(6.3)	1.2	77.9
Total advisory client assets	$540.4	24.5	(30.9)	8.6	542.6	$542.8	52.8	(57.4)	4.4	542.6

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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
Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, institutional separate accounts, personal trust, employee benefit trust and agency assets through our asset management, wealth and retirement businesses. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Our wealth business manages assets for high net worth clients, and our retirement business provides total retirement management, investments, and trust and custody solutions tailored to meet the needs of institutional clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. Table 4f presents AUM activity for the second quarter and first half of 2019 and 2018.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2019
Assets managed by WFAM (4):
Money market funds (5)	$109.5	10.3	—	—	119.8	$112.4	7.4	—	—	119.8
Other assets managed	367.0	22.2	(23.0)	9.1	375.3	353.5	41.5	(44.9)	25.2	375.3
Assets managed by Wealth and Retirement (6)	181.4	8.2	(11.2)	3.5	181.9	170.7	17.4	(21.6)	15.4	181.9
Total assets under management	$657.9	40.7	(34.2)	12.6	677.0	$636.6	66.3	(66.5)	40.6	677.0
June 30, 2018
Assets managed by WFAM (4):
Money market funds (5)	$105.0	2.7	—	—	107.7	$108.2	—	(0.5)	—	107.7
Other assets managed	391.8	20.9	(27.3)	1.1	386.5	395.7	46.6	(56.5)	0.7	386.5
Assets managed by Wealth and Retirement (6)	183.3	9.1	(10.3)	1.1	183.2	186.2	19.5	(21.7)	(0.8)	183.2
Total assets under management	$680.1	32.7	(37.6)	2.2	677.4	$690.1	66.1	(78.7)	(0.1)	677.4

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $4.5 billion and $5.2 billion as of June 30, 2019 and 2018, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At June 30, 2019, our assets totaled $1.92 trillion, up $27.5 billion from December 31, 2018. The asset growth was driven by increases in federal funds sold and securities purchased under resale agreements and equity securities, which increased by $31.9 billion and $6.4 billion, respectively, from December 31, 2018. Liabilities totaled $1.72 trillion, up $24.5 billion from December 31, 2018. The increase in liabilities was due to increases in short-term borrowings and long-term debt, which increased by $9.6 billion and $12.4 billion, respectively, from December 31, 2018. Total equity increased by $3.0 billion from December 31, 2018, predominantly due to a $4.1 billion increase in cumulative other comprehensive income driven largely by the increase in fair value of available-for-sale debt securities, and a $6.4 billion increase in retained earnings, net of dividends paid, partially offset by a $7.6 billion increase in treasury stock.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2019			December 31, 2018
(in millions)	Amortized cost	Net unrealized gain (loss)	Fair value	Amortized cost	Net unrealized gain (loss)	Fair value
Available-for-sale	263,458	2,525	265,983	272,471	(2,559)	269,912
Held-to-maturity	145,876	1,988	147,864	144,788	(2,673)	142,115
Total (1)	$409,334	4,513	413,847	417,259	(5,232)	412,027

(1)	Available-for-sale debt securities are carried on the balance sheet at fair value. Held-to-maturity debt securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which decreased $2.8 billion in balance sheet carrying value from December 31, 2018, largely due to net declines in securities of U.S. states and political subdivisions and collateralized debt obligations, partially offset by net purchases of U.S. Treasury and federal agency debt securities.
The total net unrealized gains on available-for-sale debt securities were $2.5 billion at June 30, 2019, up from net unrealized losses of $2.6 billion at December 31, 2018, primarily due to lower U.S. interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2018 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze debt securities for OTTI quarterly or more often if a potential loss-triggering event occurs. In the first half of 2019, we recognized $52 million of OTTI write-downs on debt securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
At June 30, 2019, debt securities included $53.0 billion of municipal bonds, of which 96.1% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected maturity of debt securities available-for-sale was 5.0 years at June 30, 2019. The expected remaining maturity is shorter than the remaining contractual maturity for the 61% of this portfolio that is mortgage-backed securities (MBS) because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2019
Actual	$161.3	1.4	4.5
Assuming a 200 basis point:
Increase in interest rates	146.0	(13.9)	6.8
Decrease in interest rates	170.7	10.8	3.3
The weighted-average expected maturity of debt securities held-to-maturity (HTM) was 4.5 years at June 30, 2019. HTM debt securities are measured at amortized cost and, therefore, changes in the fair value of our held-to-maturity MBS resulting from changes in interest rates are not recognized in our financial results. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $3.2 billion from December 31, 2018, with a decline in both commercial and consumer loans. Consumer loans were down $2.1 billion from December 31, 2018, as growth in the real estate 1-4 family first mortgage and automobile loan portfolios was more than offset by the sale of $3.5 billion of Pick-a-Pay PCI loans, the reclassification of $1.8 billion of real estate 1-4 family first mortgage loans to MLHFS, and a decline in junior lien mortgage loans as paydowns continued to exceed originations in the first half of 2019. Commercial loans were down $1.2 billion from December 31, 2018, as growth in our credit investment portfolio was more than offset by declines across several commercial industry categories.
Table 7: Loan Portfolios

(in millions)	June 30, 2019	December 31, 2018
Commercial	$512,245	513,405
Consumer	437,633	439,705
Total loans	$949,878	953,110
Change from prior year-end	$(3,232)	(3,660)

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
Table 8: Maturities for Selected Commercial Loan Categories

	June 30, 2019				December 31, 2018
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$109,939	210,083	28,824	348,846	109,566	213,425	27,208	350,199
Real estate mortgage	16,089	65,324	41,595	123,008	16,413	63,648	40,953	121,014
Real estate construction	9,663	10,575	829	21,067	9,958	11,343	1,195	22,496
Total selected loans	$135,691	285,982	71,248	492,921	135,937	288,416	69,356	493,709
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$17,815	26,912	28,872	73,599	17,619	28,545	28,163	74,327
Loans at floating/variable interest rates	117,876	259,070	42,376	419,322	118,318	259,871	41,193	419,382
Total selected loans	$135,691	285,982	71,248	492,921	135,937	288,416	69,356	493,709

Deposits
Deposits were $1.3 trillion at June 30, 2019, up $2.3 billion from December 31, 2018, due to an increase in mortgage escrow deposits reflecting an inflow of higher mortgage payoffs to be remitted to investors in accordance with servicing contracts, partially offset by a decrease in consumer and small business banking deposits. The decrease in consumer and small business banking deposits was driven by seasonality as well as higher balance customers moving a portion of those balances to other higher rate liquid alternatives, partially offset by growth in certificates of deposit (CDs) and high-yield savings that was driven by an increase in promotional activity. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Jun 30, 2019	% of total deposits	Dec 31, 2018	% of total deposits	% Change
Noninterest-bearing	$340,813	26%	$349,534	27%	(2)
Interest-bearing checking	54,722	4	56,797	4	(4)
Market rate and other savings	713,219	56	703,338	55	1
Savings certificates	32,379	3	22,648	2	43
Other time deposits	93,868	7	95,602	7	(2)
Deposits in foreign offices (1)	53,425	4	58,251	5	(8)
Total deposits	$1,288,426	100%	$1,286,170	100%	—

(1)	Includes Eurodollar sweep balances of $26.4 billion and $31.8 billion at June 30, 2019, and December 31, 2018, respectively.
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
Table 10: Fair Value Level 3 Summary

	June 30, 2019		December 31, 2018
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$415.1	24.9	408.4	25.3
As a percentage of total assets	22%	1	22	1
Liabilities carried at fair value	$24.4	2.3	28.2	1.6
As a percentage of total liabilities	1%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $200.0 billion at June 30, 2019, compared with $197.1 billion at December 31, 2018. The increase was driven by a $4.1 billion increase in cumulative other comprehensive income primarily due to a decrease in U.S. interest rates resulting in an increase in the value of available-for-sale debt securities, and a $6.4 billion increase in retained earnings net of dividends paid, partially offset by a $7.6 billion increase in treasury stock.

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
The Board’s Credit Committee has primary oversight responsibility for credit risk. At the management level, the Corporate Credit function, which is part of Corporate Risk, has primary oversight responsibility for credit risk. The Corporate Credit function reports to the Chief Risk Officer (CRO) and also provides periodic reporting related to credit risk to the Board’s Credit Committee. In addition, the Risk & Control Committee for each business group and enterprise function reports credit risk matters to the Enterprise Risk & Control Committee.
The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk. Table 11 presents our total loans outstanding by portfolio segment and class of financing receivable.
Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$348,846	350,199
Real estate mortgage	123,008	121,014
Real estate construction	21,067	22,496
Lease financing	19,324	19,696
Total commercial	512,245	513,405
Consumer:
Real estate 1-4 family first mortgage	286,427	285,065
Real estate 1-4 family junior lien mortgage	32,068	34,398
Credit card	38,820	39,025
Automobile	45,664	45,069
Other revolving credit and installment	34,654	36,148
Total consumer	437,633	439,705
Total loans	$949,878	953,110

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
Credit Quality Overview  Solid credit quality continued in second quarter 2019, as our net charge-off rate remained low at 0.28% (annualized) of average total loans. Second quarter 2019 results reflected:

•
Nonaccrual loans were $5.9 billion at June 30, 2019, down from $6.5 billion at December 31, 2018. Commercial nonaccrual loans increased to $2.5 billion at June 30, 2019, compared with $2.2 billion at December 31, 2018, and consumer nonaccrual loans declined to $3.5 billion at June 30, 2019, compared with $4.3 billion at December 31, 2018. The overall decrease in nonaccrual loans was primarily due to a decrease in consumer nonaccruals from the reclassification of $373 million of real estate 1-4 family first mortgage nonaccrual loans to MLHFS. Nonaccrual loans represented 0.62% of total loans at June 30, 2019, compared with 0.68% at December 31, 2018.

•
Net charge-offs (annualized) as a percentage of average total loans were 0.28% and 0.29% in the second quarter and first half of 2019, respectively, compared with 0.26% and 0.29% for the same periods a year ago. Net charge-offs (annualized) as a percentage of our average commercial and consumer portfolios were 0.13% and 0.45% in second quarter 2019 and 0.12% and 0.48% in the first half of 2019, respectively, compared with 0.05% and 0.49% in second quarter 2018 and 0.06% and 0.54% in the first half of 2018.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $41 million and $739 million in our commercial and consumer portfolios, respectively, at June 30, 2019, compared with $94 million and $885 million at December 31, 2018.

•
Our provision for credit losses was $503 million and $1.3 billion in the second quarter and first half of 2019, respectively, compared with $452 million and $643 million for the same periods a year ago. The increase in provision for credit losses in second quarter 2019, compared with the same period a year ago, primarily reflected loan growth. The increase in the first half of 2019, compared with the same period a year ago, was due to an allowance build in first quarter 2019 reflecting a higher probability of slightly less favorable economic conditions, compared with an allowance release in first quarter 2018 reflecting improvement in our outlook for 2017 hurricane-related losses.

•	The allowance for credit losses totaled $10.6 billion, or 1.12% of total loans, at June 30, 2019, down from $10.7 billion, or 1.12%, at December 31, 2018.
Additional information on our loan portfolios and our credit quality trends follows.
PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. The carrying value of PCI loans at June 30, 2019, totaled $1.2 billion, compared with $5.0 billion at December 31, 2018. The decline in carrying value was due to the sale of $3.5 billion of Pick-a-Pay PCI loans in the first half of 2019 and paydowns.
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

The commercial and industrial loans and lease financing portfolio totaled $368.2 billion, or 39% of total loans, at June 30, 2019. The net charge-off rate (annualized) for this portfolio was 0.18% and 0.17% in the second quarter and first half of 2019, respectively, compared with 0.08% and 0.10% for the same periods a year ago. At June 30, 2019, 0.46% of this portfolio was nonaccruing, compared with 0.43% at December 31, 2018, reflecting an increase of $121 million in nonaccrual loans due to a customer in the utilities industry, as well as increases in the oil, gas and pipelines portfolio, partially offset by improvement across various industry categories. At June 30, 2019, $15.9 billion of commercial and industrial loan and lease financing loans were internally classified as criticized in accordance with regulatory guidance, compared with $15.8 billion at December 31, 2018.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides a breakout of commercial and industrial loans and lease financing by industry, and includes foreign loans of $64.5 billion and $63.7 billion at June 30, 2019, and December 31, 2018, respectively. Significant industry concentrations of foreign loans include $26.9 billion and $25.6 billion in the financials except banks category, $17.0 billion and $18.1 billion in the banks category, and $1.5 billion and $1.2 billion in the oil, gas and pipelines category at June 30, 2019, and December 31, 2018, respectively. The industry categories were updated in 2019, to align with industry groupings that our regulators use to monitor industry concentration risks.
Loans to financials except banks, our largest industry concentration, were $107.3 billion, or 11% of total outstanding loans, at June 30, 2019, compared with $105.9 billion, or 11% of total outstanding loans, at December 31, 2018. These are predominantly loans to investment firms, financial vehicles, and non-bank creditors. A significant portion of this industry category consists of loans to entities that invest in financial assets backed predominantly by commercial or residential real estate or consumer loan assets and are repaid from asset cash flows or the sale of the assets. We limit our loan amounts to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Oil, gas and pipelines loans were $13.6 billion, or 1% of total outstanding loans, at June 30, 2019, compared with $12.8 billion, or 1% of total outstanding loans, at December 31, 2018. Oil, gas and pipelines nonaccrual loans increased to $636 million at June 30, 2019, compared with $417 million at December 31, 2018, due to weaker portfolio credit performance.

Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	June 30, 2019			December 31, 2018
(in millions)	Nonaccrual loans	Total portfolio	% of total loans	Nonaccrual loans	Total portfolio	% of total loans
Financials except banks	$160	107,292	11%	$305	105,925	11%
Technology, telecom and media	46	24,648	3	26	25,681	3
Real estate and construction	43	22,463	2	31	23,380	2
Equipment, machinery and parts manufacturing	66	22,298	2	47	20,850	2
Retail	88	20,351	2	87	19,541	2
Materials and commodities	94	19,599	2	136	18,688	2
Banks	—	17,136	2	—	18,407	2
Automobile related	23	16,673	2	16	16,801	2
Food and beverage manufacturing	5	14,640	2	48	15,448	2
Health care and pharmaceuticals	24	14,555	2	124	15,529	2
Entertainment and recreation	36	13,644	1	33	14,045	1
Oil, gas and pipelines	636	13,562	1	417	12,840	1
Transportation services	88	11,797	1	176	12,029	1
Commercial services	50	10,820	1	48	10,591	1
Agribusiness	61	7,118	1	46	7,996	1
Utilities	224	5,864	1	6	5,756	1
Government and education	2	5,765	1	3	6,160	1
Other (2)	51	19,945	2	27	20,228	2
Total	$1,697	368,170	39%	$1,576	369,895	39%

(1)
Industry categories are based on the North American Industry Classification System and the amounts include foreign loans. The industry categories were updated in 2019 to align with industry groupings that our regulators use to monitor industry concentration risks. The amounts for December 31, 2018, have been reclassified to conform with the current period presentation.

(2)	No other single industry had total loans in excess of $5.0 billion and $4.5 billion at June 30, 2019 and December 31, 2018, respectively.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.1 billion of foreign CRE loans, totaled $144.1 billion, or 15% of total loans, at June 30, 2019, and consisted of $123.0 billion of mortgage loans and $21.1 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 27% and apartments at 17% of the portfolio. CRE nonaccrual loans totaled 0.5% of the CRE outstanding balance at June 30, 2019, compared with 0.4% at December 31, 2018. At June 30, 2019, we had $4.2 billion of criticized CRE mortgage loans, compared with $4.5 billion at December 31, 2018, and $184 million of criticized CRE construction loans, compared with $289 million at December 31, 2018.

Table 13: CRE Loans by State and Property Type

	June 30, 2019
	Real estate mortgage		Real estate construction		Total
(in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio		% of total loans
By state:
California	$142	33,152	9	4,502	151	37,654		4%
New York	23	11,926	2	2,387	25	14,313		2
Florida	19	8,078	3	1,554	22	9,632		1
Texas	56	7,833	4	1,437	60	9,270		1
Arizona	70	4,632	—	312	70	4,944		1
North Carolina	23	3,663	4	904	27	4,567		*
Georgia	14	3,908	—	517	14	4,425		*
Washington	17	3,450	—	599	17	4,049		*
Illinois	176	3,477	—	348	176	3,825		*
Virginia	8	2,749	—	903	8	3,652		*
Other	189	40,140	14	7,604	203	47,744	(1)	5
Total	$737	123,008	36	21,067	773	144,075		15%
By property:
Office buildings	$152	36,237	5	2,618	157	38,855		4%
Apartments	13	16,886	—	6,937	13	23,823		3
Industrial/warehouse	80	15,711	2	1,303	82	17,014		2
Retail (excluding shopping center)	98	15,072	10	349	108	15,421		2
Shopping center	83	10,999	—	1,364	83	12,363		1
Hotel/motel	86	9,711	—	1,574	86	11,285		1
Mixed use properties (2)	93	6,705	—	447	93	7,152		1
Institutional	39	3,478	—	1,888	39	5,366		1
Collateral pool	—	2,428	—	7	—	2,435		*
Agriculture	80	2,419	—	7	80	2,426		*
Other	13	3,362	19	4,573	32	7,935		1
Total	$737	123,008	36	21,067	773	144,075		15%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.3 billion.

(2)	Mixed use properties are primarily owner occupied real estate, including data centers, flexible space leased to multiple tenants, light manufacturing and other specialized uses.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans for financial statement and certain regulatory purposes as foreign primarily based on whether the borrower’s primary address is outside of the United States. At June 30, 2019, foreign loans totaled $73.0 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $71.9 billion, or approximately 8% of total consolidated loans outstanding, at December 31, 2018. Foreign loans were approximately 4% of our consolidated total assets at both June 30, 2019 and at December 31, 2018.
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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure based on our assessment of risk at June 30, 2019, was the United Kingdom, which totaled $27.7 billion, or approximately 1% of our total assets, and included $4.2 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, and the negotiation process leading to its departure has been extended to October 31, 2019. We continue to implement plans for Brexit with our primary goal to continue to serve our existing clients in the United Kingdom and the European Union as well as to continue to meet the needs of our domestic clients as they do business in the United Kingdom and the European Union. We have an existing authorized bank in Ireland and an asset management entity in Luxembourg. We also have obtained regulatory approval to establish a broker dealer in France. We plan to leverage these entities in order to continue to serve clients in the European Union. In addition, we are implementing actions where possible to mitigate the impact of Brexit on our supplier contracts, staffing and business operations in the European Union. For additional information on risks associated with Brexit, see the “Risk Factors” section in our 2018 Form 10-K.

Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 14:

•
Lending exposure includes outstanding loans, unfunded credit commitments, and deposits with foreign banks. These balances are presented prior to the deduction of allowance for credit losses or collateral received under the terms of the credit agreements, if any.

•	Securities exposure represents debt and equity securities of foreign issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.

•
Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral, if any. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S.-based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investments or loan positions, although we do use them to manage risk in our trading businesses. At June 30, 2019, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries that contain non-sovereign debt was $280 million, which was offset by the notional amount of CDS purchased of $472 million. At June 30, 2019, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries that contain sovereign debt was $410 million, which was offset by the notional amount of CDS purchased of $390 million.

Risk Management - Credit Risk Management (continued)

Table 14: Select Country Exposures

	June 30, 2019
	Lending		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$4,193	21,727	—	1,552	—	266	4,193	23,545	27,738
Canada	32	17,696	42	258	—	112	74	18,066	18,140
Cayman Islands	—	6,598	—	43	—	134	—	6,775	6,775
Ireland	62	4,464	—	143	—	163	62	4,770	4,832
Bermuda	—	3,634	—	115	—	73	—	3,822	3,822
Netherlands	—	2,744	95	337	—	32	95	3,113	3,208
Luxembourg	—	2,473	—	583	—	32	—	3,088	3,088
Germany	—	2,304	19	228	—	305	19	2,837	2,856
China	—	2,345	15	339	15	25	30	2,709	2,739
Guernsey	—	2,704	—	—	—	1	—	2,705	2,705
France	—	1,999	—	67	39	1	39	2,067	2,106
Australia	—	1,913	—	51	—	1	—	1,965	1,965
India	—	1,824	—	66	—	—	—	1,890	1,890
Chile	1	1,734	—	(1)	—	103	1	1,836	1,837
Brazil	—	1,772	—	2	5	—	5	1,774	1,779
South Korea	—	1,364	1	60	—	7	1	1,431	1,432
Virgin Islands (British)	—	1,276	—	45	—	—	—	1,321	1,321
Japan	311	1,042	3	(49)	—	8	314	1,001	1,315
United Arab Emirates	—	1,262	—	2	—	—	—	1,264	1,264
Mexico	—	1,156	—	7	—	1	—	1,164	1,164
Total top 20 country exposures	$4,599	82,031	175	3,848	59	1,264	4,833	87,143	91,976
Eurozone exposure:
Eurozone countries included in Top 20 above (2)	$62	13,984	114	1,358	39	533	215	15,875	16,090
Belgium	—	545	—	(66)	—	2	—	481	481
Spain	—	405	—	25	—	1	—	431	431
Austria	—	265	—	(2)	—	—	—	263	263
Other Eurozone exposure (3)	—	218	—	88	—	—	—	306	306
Total Eurozone exposure	$62	15,417	114	1,403	39	536	215	17,356	17,571

(1)	For countries presented in the table, total non-sovereign exposure comprises $44.4 billion exposure to financial institutions and $44.2 billion to non-financial corporations at June 30, 2019.

(2)	Consists of exposure to Ireland, Netherlands, Luxembourg, Germany and France included in Top 20.

(3)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $135 million, $19 million and $3 million, respectively. We had no sovereign exposure in these countries at June 30, 2019.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans are presented in Table 15.
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	June 30, 2019		December 31, 2018
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$286,427	90%	$285,065	89%
Real estate 1-4 family junior lien mortgage	32,068	10	34,398	11
Total real estate 1-4 family mortgage loans	$318,495	100%	$319,463	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% and 4% of total loans at June 30, 2019, and December 31, 2018, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. For more information, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans – Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2018 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators, which exclude government insured/guaranteed loans, continued to improve in second quarter 2019 on the non-PCI mortgage portfolio. Loans 30 days or more delinquent at June 30, 2019, totaled $3.4 billion, or 1% of total non-PCI mortgages, compared with $4.0 billion, or 1%, at December 31, 2018. Loans with FICO scores lower than 640 totaled $8.3 billion, or 3% of total non-PCI mortgages at June 30, 2019, compared with $9.7 billion, or 3%, at December 31, 2018. Mortgages with a LTV/CLTV greater than 100% totaled $3.3 billion at June 30, 2019, or 1% of total non-PCI mortgages, compared with $3.9 billion, or 1%, at December 31, 2018. Information regarding credit quality indicators can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family non-PCI mortgage loans to borrowers in California represented 13% of total loans at June 30, 2019, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family first and junior lien mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2018 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	June 30, 2019
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$113,523	8,812	122,335	13%
New York	30,032	1,612	31,644	3
New Jersey	13,923	2,955	16,878	2
Florida	11,943	2,853	14,796	2
Washington	10,380	719	11,099	1
Virginia	8,627	1,858	10,485	1
Texas	8,746	626	9,372	1
North Carolina	5,883	1,484	7,367	1
Pennsylvania	5,341	1,792	7,133	1
Other (1)	65,496	9,342	74,838	8
Government insured/ guaranteed loans (2)	11,374	—	11,374	1
Real estate 1-4 family loans (excluding PCI)	285,268	32,053	317,321	34
Real estate 1-4 family PCI loans	1,159	15	1,174	—
Total	$286,427	32,068	318,495	34%

(1)	Consists of 41 states; no state had loans in excess of $7.0 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $1.9 billion and $1.4 billion in the second quarter and first half of 2019, respectively. The increase was the result of retaining mortgage loan originations of $19.8 billion and $30.4 billion in the second quarter and first half of 2019, respectively, partially offset by paydowns, $1.6 billion and $3.5 billion of sales of Pick-a-Pay PCI loans in the second quarter and first half of 2019, respectively, and the reclassification in second quarter 2019 of $1.8 billion of mortgage loans to MLHFS. In addition, nonconforming mortgage loan originations of $658 million in second quarter 2019 and $1.4 billion in the first half of 2019 that would have otherwise been included in this portfolio were designated as MLHFS in anticipation of the future issuance of residential mortgage-backed securities.
The credit performance associated with our real estate 1-4 family first lien mortgage portfolio improved in second quarter

2019, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans was a net recovery of 0.04% and 0.03% in the second quarter and first half of 2019, respectively, compared with a net recovery of 0.03% for both the same periods a year ago. Nonaccrual loans were $2.4 billion at June 30, 2019, down $758 million from December 31, 2018. The decrease in nonaccrual loans from December 31, 2018, was driven by the reclassification of nonaccrual loans to MLHFS in anticipation of future sales, nonaccrual loan sales, and a reduction in inflows due to credit stabilization.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
California	$113,523	109,092	0.55%	0.68	(0.04)	(0.03)	(0.04)	(0.05)	(0.07)
New York	30,032	28,954	1.00	1.12	—	0.02	0.02	0.04	0.09
New Jersey	13,923	13,811	1.60	1.91	(0.06)	0.08	0.05	(0.02)	0.02
Florida	11,943	12,350	2.22	2.58	(0.11)	(0.10)	(0.18)	(0.22)	(0.15)
Washington	10,380	9,677	0.42	0.57	(0.03)	(0.04)	(0.06)	(0.06)	(0.06)
Other	94,093	93,261	1.40	1.70	(0.06)	(0.02)	(0.03)	(0.03)	(0.03)
Total	273,894	267,145	1.01	1.23	(0.04)	(0.02)	(0.03)	(0.04)	(0.04)
Government insured/guaranteed loans	11,374	12,932
PCI	1,159	4,988
Total first lien mortgages	$286,427	285,065

Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia and a majority of the portfolio was identified as PCI loans.
The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this

Report. Pick-a-Pay option payment loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Table 18 provides balances by types of loans as of June 30, 2019.
Table 18: Pick-a-Pay Portfolio

	June 30, 2019		December 31, 2018
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$5,618	52%	$8,813	50%
Non-option payment adjustable-rate and fixed-rate loans	2,433	22	2,848	16
Full-term loan modifications	2,783	26	6,080	34
Total adjusted unpaid principal balance	$10,834	100%	$17,741	100%
Total carrying value	$10,512		16,115

(1)
Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

The predominant portion of our remaining PCI loans is included in the Pick-a-Pay portfolio. Total carrying value of Pick-a-Pay PCI loans was $1.1 billion at June 30, 2019, compared with $4.9 billion at December 31, 2018. During second quarter 2019, we sold $1.9 billion of Pick-a-Pay PCI loans that resulted in a gain of $721 million. We also expect to close on the sale of approximately $500 million of Pick-a-Pay PCI loans in third quarter 2019. The accretable yield balance of our Pick-a-Pay PCI loan portfolio was $411 million ($594 million for all PCI loans) at June 30, 2019, compared with $2.8 billion ($3.0 billion for all PCI loans) at December 31, 2018. The estimated weighted-average life was approximately 5.2 years and 5.5 years at June 30, 2019 and December 31, 2018, respectively. The accretable yield percentage for Pick-a-Pay PCI loans for second quarter 2019 was 11.56%, and we expect the percentage to increase to approximately 12.24% for third quarter 2019.
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
Table 19 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2018, predominantly reflects loan paydowns. As of June 30, 2019, 6% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 3% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 2% of the junior lien mortgage portfolio at June 30, 2019. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 19: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
California	$8,812	9,338	1.64%	1.67	(0.40)	(0.39)	(0.33)	(0.51)	(0.56)
New Jersey	2,955	3,152	2.77	2.57	(0.07)	0.12	0.03	0.24	0.28
Florida	2,853	3,140	2.82	2.73	(0.11)	(0.05)	0.07	0.12	(0.05)
Virginia	1,858	2,020	2.03	1.91	(0.17)	0.14	0.04	0.16	0.30
Pennsylvania	1,792	1,929	2.19	2.10	(0.19)	0.04	0.25	0.18	0.13
Other	13,783	14,802	1.99	2.12	(0.22)	(0.03)	(0.11)	(0.05)	(0.06)
Total	32,053	34,381	2.05	2.08	(0.24)	(0.10)	(0.11)	(0.10)	(0.13)
PCI	15	17
Total junior lien mortgages	$32,068	34,398

Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. As of June 30, 2019, lines of credit in a draw period primarily used the interest-only option. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In June 2019, approximately 46% of these borrowers paid only the minimum amount due and approximately 49% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 31% paid only the minimum amount due and approximately 63% paid more than the minimum amount due.

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
Table 20 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $94 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $30 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition. At June 30, 2019, $531 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $431 million, or 4%, of amortizing lines of credit. Included in the amortizing amounts in Table 20 is $51 million of end-of-term balloon payments which were past due. The unfunded credit commitments for junior and first lien lines totaled $59.6 billion at June 30, 2019.
Table 20: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2019	Remainder of 2019	2020	2021	2022	2023	2024 and thereafter (1)	Amortizing
Junior lien lines and loans	$32,053	165	405	984	3,636	2,501	14,043	10,319
First lien lines	11,059	58	164	460	1,749	1,307	5,437	1,884
Total	$43,112	223	569	1,444	5,385	3,808	19,480	12,203
% of portfolios	100%	1	1	3	12	9	45	29
End-of-term balloon payments included in Total	$764	75	185	322	153	6	23

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2028, with annual scheduled amounts through 2028 ranging from $2.1 billion to $5.3 billion and averaging $3.6 billion per year.

CREDIT CARDS  Our credit card portfolio totaled $38.8 billion at June 30, 2019, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.68% for second quarter 2019, compared with 3.61% for second quarter 2018 and 3.71% and 3.65% for the first half of 2019 and 2018, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $45.7 billion at June 30, 2019. The net charge-off rate (annualized) for our automobile portfolio was 0.46% for second quarter 2019, compared with 0.93% for second quarter 2018 and 0.64% and 1.30% for the first half of 2019 and 2018, respectively. The decreases in the net charge-off rate in the second quarter and first half of 2019, compared with the same periods in 2018, were driven by lower losses on higher quality originations.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $34.7 billion at June 30, 2019, and primarily included student and securities-based loans. Our private student loan portfolio totaled $10.9 billion at June 30, 2019. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.56% for second quarter 2019, compared with 1.44% for second quarter 2018 and 1.52% for both the first half of 2019 and 2018.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 21 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $1.0 billion from first quarter 2019 to $6.3 billion. Nonaccrual loans decreased $983 million from first quarter 2019 to $5.9 billion, due to a decline in consumer nonaccruals from the reclassification of $373 million in real estate 1-4 family first mortgage nonaccrual loans to MLHFS, as well as other broad-based improvement across several commercial industry categories. Foreclosed assets of $377 million were down

$59 million from first quarter 2019. For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K. Credit card loans are not placed on nonaccrual status, but are generally fully charged off when the loan reaches 180 days past due. For additional information on impaired loans, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,634	0.47%	$1,986	0.57%	$1,486	0.42%	$1,555	0.46%
Real estate mortgage	737	0.60	699	0.57	580	0.48	603	0.50
Real estate construction	36	0.17	36	0.16	32	0.14	44	0.19
Lease financing	63	0.33	76	0.40	90	0.46	96	0.49
Total commercial	2,470	0.48	2,797	0.55	2,188	0.43	2,298	0.46
Consumer:
Real estate 1-4 family first mortgage	2,425	0.85	3,026	1.06	3,183	1.12	3,267	1.15
Real estate 1-4 family junior lien mortgage	868	2.71	916	2.77	945	2.75	983	2.78
Automobile	115	0.25	116	0.26	130	0.29	118	0.26
Other revolving credit and installment	44	0.13	50	0.14	50	0.14	48	0.13
Total consumer	3,452	0.79	4,108	0.94	4,308	0.98	4,416	1.00
Total nonaccrual loans (1)(2)	5,922	0.62	6,905	0.73	6,496	0.68	6,714	0.71
Foreclosed assets:
Government insured/guaranteed (3)	68		75		88		87
Non-government insured/guaranteed	309		361		363		435
Total foreclosed assets	377		436		451		522
Total nonperforming assets	$6,299	0.66%	$7,341	0.77%	$6,947	0.73%	$7,236	0.77%
Change in NPAs from prior quarter	$(1,042)		394		(289)		(389)

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(3)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Foreclosure of certain government guaranteed residential real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For more information on foreclosed assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.

Table 22 provides an analysis of the changes in nonaccrual loans.
Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial nonaccrual loans
Balance, beginning of period	$2,797	2,188	2,298	2,455	2,409
Inflows	621	1,238	662	774	726
Outflows:
Returned to accruing	(46)	(43)	(45)	(122)	(43)
Foreclosures	(2)	(15)	(12)	—	—
Charge-offs	(187)	(158)	(193)	(191)	(133)
Payments, sales and other	(713)	(413)	(522)	(618)	(504)
Total outflows	(948)	(629)	(772)	(931)	(680)
Balance, end of period	2,470	2,797	2,188	2,298	2,455
Consumer nonaccrual loans
Balance, beginning of period	4,108	4,308	4,416	4,671	4,930
Inflows	437	552	569	572	578
Outflows:
Returned to accruing	(250)	(248)	(269)	(319)	(342)
Foreclosures	(34)	(42)	(35)	(41)	(40)
Charge-offs	(34)	(49)	(57)	(65)	(84)
Payments, sales and other	(775)	(413)	(316)	(402)	(371)
Total outflows	(1,093)	(752)	(677)	(827)	(837)
Balance, end of period	3,452	4,108	4,308	4,416	4,671
Total nonaccrual loans	$5,922	6,905	6,496	6,714	7,126
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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2019:

•
85% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 95% are secured by real estate and 87% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $284 million and $1.1 billion have already been recognized on 15% of commercial nonaccrual loans and 38% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.

•
70% of commercial nonaccrual loans were current on interest and 54% were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	of the $1.5 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.0 billion were current.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

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

Risk Management - Credit Risk Management (continued)

Table 23 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 23: Foreclosed Assets

(in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Summary by loan segment
Government insured/guaranteed	$68	75	88	87	90
Commercial	101	124	127	201	176
Consumer	208	237	236	234	233
Total foreclosed assets	$377	436	451	522	499
Analysis of changes in foreclosed assets
Balance, beginning of period	$436	451	522	499	571
Net change in government insured/guaranteed (1)	(7)	(13)	1	(3)	(13)
Additions to foreclosed assets (2)	144	193	193	209	191
Reductions:
Sales	(199)	(205)	(274)	(181)	(257)
Write-downs and gains (losses) on sales	3	10	9	(2)	7
Total reductions	(196)	(195)	(265)	(183)	(250)
Balance, end of period	$377	436	451	522	499

(1)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.

(2)	Includes loans moved into foreclosed assets from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at June 30, 2019, included $253 million of foreclosed residential real estate, of which 27% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $377 million in foreclosed assets at June 30, 2019, 67% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 24: Troubled Debt Restructurings (TDRs)

(in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial:
Commercial and industrial	$1,294	1,740	1,623	1,837	1,792
Real estate mortgage	620	681	704	782	904
Real estate construction	43	45	39	49	40
Lease financing	31	46	56	65	50
Total commercial TDRs	1,988	2,512	2,422	2,733	2,786
Consumer:
Real estate 1-4 family first mortgage	8,218	10,343	10,629	10,967	11,387
Real estate 1-4 family junior lien mortgage	1,550	1,604	1,639	1,689	1,735
Credit Card	486	473	449	431	410
Automobile	85	85	89	91	81
Other revolving credit and installment	159	156	154	146	141
Trial modifications	127	136	149	163	200
Total consumer TDRs	10,625	12,797	13,109	13,487	13,954
Total TDRs	$12,613	15,309	15,531	16,220	16,740
TDRs on nonaccrual status	$3,058	4,037	4,058	4,298	4,454
TDRs on accrual status:
Government insured/guaranteed	1,209	1,275	1,299	1,308	1,368
Non-government insured/guaranteed	8,346	9,997	10,174	10,614	10,918
Total TDRs	$12,613	15,309	15,531	16,220	16,740
Table 24 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.1 billion and $1.2 billion at June 30, 2019, and December 31, 2018, respectively. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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
TDRs of $12.6 billion at June 30, 2019, decreased $2.7 billion from first quarter 2019 primarily due to a decline in consumer TDRs from the reclassification of $1.7 billion in real estate 1-4 family first mortgage TDR loans to MLHFS, as well as paydowns.

Risk Management - Credit Risk Management (continued)

Table 25: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial TDRs
Balance, beginning of quarter	$2,512	2,422	2,733	2,786	2,740
Inflows (1)(2)	232	539	374	588	481
Outflows
Charge-offs	(37)	(44)	(88)	(92)	(41)
Foreclosures	—	—	(2)	(13)	—
Payments, sales and other (2)(3)	(719)	(405)	(595)	(536)	(394)
Balance, end of quarter	1,988	2,512	2,422	2,733	2,786
Consumer TDRs
Balance, beginning of quarter	12,797	13,109	13,487	13,954	14,380
Inflows (1)	336	439	379	414	467
Outflows
Charge-offs	(61)	(60)	(57)	(56)	(56)
Foreclosures	(74)	(86)	(90)	(116)	(133)
Payments, sales and other (3)	(2,364)	(593)	(595)	(672)	(706)
Net change in trial modifications (4)	(9)	(12)	(15)	(37)	2
Balance, end of quarter	10,625	12,797	13,109	13,487	13,954
Total TDRs	$12,613	15,309	15,531	16,220	16,740

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
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at June 30, 2019, were down $199 million, or 20%, from December 31, 2018, due to payoffs,

other loss mitigation activities, and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $6.5 billion at June 30, 2019, down from $7.7 billion at December 31, 2018, due to an improvement in delinquencies as well as a reduction in the portfolio.
Table 26 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 26: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Total (excluding PCI (1)):	$7,258	7,870	8,704	8,838	9,087
Less: FHA insured/VA guaranteed (2)	6,478	6,996	7,725	7,906	8,246
Total, not government insured/guaranteed	$780	874	979	932	841
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$17	42	43	42	23
Real estate mortgage	24	20	51	56	26
Real estate construction	—	5	—	—	—
Total commercial	41	67	94	98	49
Consumer:
Real estate 1-4 family first mortgage	108	117	124	128	132
Real estate 1-4 family junior lien mortgage	27	28	32	32	33
Credit card	449	502	513	460	429
Automobile	63	68	114	108	105
Other revolving credit and installment	92	92	102	106	93
Total consumer	739	807	885	834	792
Total, not government insured/guaranteed	$780	874	979	932	841

(1)	PCI loans totaled $156 million, $243 million, $370 million, $567 million, and $811 million at June 30, and March 31, 2019, and December 31, September 30, and June 30, 2018, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 27: Net Charge-offs

									Quarter ended
	Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018		Jun 30, 2018
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$159	0.18%	$133	0.15%	$132	0.15%	$148	0.18%	$58	0.07%
Real estate mortgage	4	0.01	6	0.02	(12)	(0.04)	(1)	—	—	—
Real estate construction	(2)	(0.04)	(2)	(0.04)	(1)	(0.01)	(2)	(0.04)	(6)	(0.09)
Lease financing	4	0.09	8	0.17	13	0.26	7	0.14	15	0.32
Total commercial	165	0.13	145	0.11	132	0.10	152	0.12	67	0.05
Consumer:
Real estate 1-4 family first mortgage	(30)	(0.04)	(12)	(0.02)	(22)	(0.03)	(25)	(0.04)	(23)	(0.03)
Real estate 1-4 family junior lien mortgage	(19)	(0.24)	(9)	(0.10)	(10)	(0.11)	(9)	(0.10)	(13)	(0.13)
Credit card	349	3.68	352	3.73	338	3.54	299	3.22	323	3.61
Automobile	52	0.46	91	0.82	133	1.16	130	1.10	113	0.93
Other revolving credit and installment	136	1.56	128	1.47	150	1.64	133	1.44	135	1.44
Total consumer	488	0.45	550	0.51	589	0.53	528	0.47	535	0.49
Total	$653	0.28%	$695	0.30%	$721	0.30%	$680	0.29%	$602	0.26%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 27 presents net charge-offs for second quarter 2019 and the previous four quarters. Net charge-offs in second quarter 2019 were $653 million (0.28% of average total loans outstanding), compared with $602 million (0.26%) in second quarter 2018.
The increase in commercial net charge-offs from second quarter 2018 was due to higher commercial and industrial loan charge-offs and lower recoveries in the commercial and industrial portfolio. Consumer net charge-offs decreased from the prior year predominantly due to a decrease in automobile net charge-offs, partially offset by an increase in credit card net charge-offs.
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
Table 28 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 28: Allocation of the Allowance for Credit Losses (ACL)

	Jun 30, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,583	37%	$3,628	37%	$3,752	35%	$4,560	34%	$4,231	33%
Real estate mortgage	1,275	13	1,282	13	1,374	13	1,320	14	1,264	13
Real estate construction	1,122	2	1,200	2	1,238	3	1,294	2	1,210	3
Lease financing	318	2	307	2	268	2	220	2	167	1
Total commercial	6,298	54	6,417	54	6,632	53	7,394	52	6,872	50
Consumer:
Real estate 1-4 family first mortgage	729	30	750	30	1,085	30	1,270	29	1,895	30
Real estate 1-4 family junior lien mortgage	294	3	431	3	608	4	815	5	1,223	6
Credit card	2,249	4	2,064	4	1,944	4	1,605	4	1,412	4
Automobile	462	5	475	5	1,039	5	817	6	529	6
Other revolving credit and installment	571	4	570	4	652	4	639	4	581	4
Total consumer	4,305	46	4,290	46	5,328	47	5,146	48	5,640	50
Total	$10,603	100%	$10,707	100%	$11,960	100%	$12,540	100%	$12,512	100%

	Jun 30, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
Components:
Allowance for loan losses	$9,692		9,775		11,004		11,419		11,545
Allowance for unfunded credit commitments	911		932		956		1,121		967
Allowance for credit losses	$10,603		10,707		11,960		12,540		12,512
Allowance for loan losses as a percentage of total loans	1.02%		1.03		1.15		1.18		1.26
Allowance for loan losses as a percentage of total net charge-offs (1)	370		356		376		324		399
Allowance for credit losses as a percentage of total loans	1.12		1.12		1.25		1.30		1.37
Allowance for credit losses as a percentage of total nonaccrual loans	179		165		156		126		115

(1)	Total net charge-offs are annualized for quarter ended June 30, 2019.

In addition to the allowance for credit losses, there was $595 million at June 30, 2019, and $480 million at December 31, 2018, of nonaccretable difference to absorb losses on PCI loans of $1.2 billion at June 30, 2019 and $5.0 billion at December 31, 2018. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.
The allowance for credit losses decreased $104 million, or 1%, from December 31, 2018, primarily driven by strong overall credit portfolio performance. Total provision for credit losses was $503 million in second quarter 2019, compared with $452 million in second quarter 2018. The increase in the provision for credit losses in second quarter 2019, compared with the same period a year ago, was due to loan growth, primarily in the credit card portfolio.
We believe the allowance for credit losses of $10.6 billion at June 30, 2019, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.

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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.

Table 29: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.2) - (0.7)	1.2 - 1.7	1.0 - 1.5
Key Rates at Horizon End
Fed Funds Target	2.50%	1.50	3.50	4.50
10-year CMT (1)	2.87	1.87	3.87	4.87
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(3.1) - (2.6)	1.6 - 2.1	2.3 - 2.8
Key Rates at Horizon End
Fed Funds Target	2.50%	1.50	3.50	4.50
10-year CMT (1)	3.16	2.16	4.16	5.16

(1)	U.S. Constant Maturity Treasury Rate

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
Interest rate sensitive noninterest income also results from changes in earnings credit for non-interest bearing deposits that reduce treasury management deposit service fees. Additionally, for the trading portfolio, our trading assets are (before the effects of certain economic hedges) generally less sensitive to changes in interest rates than the related funding liabilities. As a result, net interest income from the trading portfolio contracts and expands as interest rates rise and fall, respectively. The impact to net interest income does not include the fair value changes of trading securities and loans, which, along with the effects of related economic hedges, are recorded in noninterest income.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2019, and December 31, 2018, are presented in Note 15 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
The total carrying value of our residential and commercial MSRs was $13.5 billion at June 30, 2019, and $16.1 billion at December 31, 2018. The weighted-average note rate on our portfolio of loans serviced for others was 4.33% at June 30, 2019, and 4.32% at December 31, 2018. The carrying value of our total MSRs represented 0.82% of mortgage loans serviced for others at June 30, 2019, and 0.94% of mortgage loans serviced for others at December 31, 2018.

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

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. Debt securities held for trading, equity securities held for trading, trading loans and trading derivatives are financial instruments

Asset/Liability Management (continued)

used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains on trading activities, a component of noninterest income in our income statement. For more information on the financial instruments used in our trading activities and the income from these trading activities, see Note 4 (Trading Activities) to Financial Statements in this Report.
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For more information, including information regarding our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/

Liability Management – Market Risk – Trading Activities” section in our 2018 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The
Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our balance sheet.
Table 30 shows the Company’s Trading General VaR by risk category. As presented in Table 30, average Company Trading General VaR was $20 million for the quarter ended June 30, 2019, compared with $15 million for the quarter ended March 31, 2019, and $15 million for the quarter ended June 30, 2018. The increase in average Company Trading General VaR for the quarter ended June 30, 2019, compared with the quarter ended June 30, 2018, was mainly driven by changes in portfolio composition.
Table 30: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2019				March 31, 2019				June 30, 2018
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$15	15	11	18	15	15	11	19	17	18	15	20
Interest rate	29	37	27	49	42	34	22	44	18	17	11	24
Equity	4	5	4	8	5	5	4	7	8	7	5	16
Commodity	2	2	1	6	2	2	1	4	1	1	1	1
Foreign exchange	1	1	1	1	1	1	1	1	0	0	0	1
Diversification benefit (1)	(32)	(40)			(46)	(42)			(29)	(28)
Company Trading General VaR	$19	20			19	15			15	15

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

Liquidity Coverage Ratio As of June 30, 2019, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 31 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 31: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended June 30, 2019
HQLA (1)(2)	$352,298
Projected net cash outflows	291,624
LCR	121%
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
Table 32: Primary Sources of Liquidity

	June 30, 2019			December 31, 2018
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$143,547	—	143,547	149,736	—	149,736
Debt securities of U.S. Treasury and federal agencies	60,655	2,384	58,271	57,688	1,504	56,184
Mortgage-backed securities of federal agencies (1)	249,619	34,627	214,992	244,211	35,656	208,555
Total	$453,821	37,011	416,810	451,635	37,160	414,475

(1)	Included in encumbered debt securities at June 30, 2019, were debt securities with a fair value of $2.1 billion which were purchased in June 2019, but settled in July 2019.

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

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 136% of total loans at June 30, 2019, and 135% at December 31, 2018.
Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Asset/Liability Management (continued)

Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 33: Short-Term Borrowings

	Quarter ended
(in millions)	Jun 30 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$102,560	93,896	92,430	92,418	89,307
Other short-term borrowings	12,784	12,701	13,357	13,033	15,189
Total	$115,344	106,597	105,787	105,451	104,496
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$102,557	95,721	93,483	92,141	89,138
Other short-term borrowings	12,197	12,930	12,479	13,331	14,657
Total	$114,754	108,651	105,962	105,472	103,795
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$105,098	97,650	93,918	92,531	92,103
Other short-term borrowings (2)	12,784	14,129	13,357	14,270	15,272

(1)	Highest month-end balance in each of the last five quarters was in May and January 2019, and November, July and May 2018.

(2)	Highest month-end balance in each of the last five quarters was in June and February 2019, and December, July and May 2018.

Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $241.5 billion at June 30, 2019, increased $12.4 billion from December 31, 2018. We issued $15.8 billion and $33.1 billion of long-term debt in the second quarter and first half of 2019, respectively. Table 34 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2019 and the following years thereafter, as of June 30, 2019.
Table 34: Maturity of Long-Term Debt

	June 30, 2019
(in millions)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$1,280	13,497	18,146	18,028	11,092	54,815	116,858
Subordinated notes	—	—	—	—	3,655	23,619	27,274
Junior subordinated notes	—	—	—	—	—	1,733	1,733
Total long-term debt - Parent	$1,280	13,497	18,146	18,028	14,747	80,167	145,865
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$17,219	30,630	27,232	2,148	2,883	181	80,293
Subordinated notes	—	—	—	—	1,041	4,354	5,395
Junior subordinated notes	—	—	—	—	—	357	357
Securitizations and other bank debt	1,302	1,793	861	418	108	2,035	6,517
Total long-term debt - Bank	$18,521	32,423	28,093	2,566	4,032	6,927	92,562
Other consolidated subsidiaries
Senior notes	$1,146	66	1,123	12	422	248	3,017
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt - Other consolidated subsidiaries	$1,146	66	1,123	12	422	280	3,049
Total long-term debt	$20,947	45,986	47,362	20,606	19,201	87,374	241,476
Parent In March 2019, the Securities and Exchange Commission (SEC) declared effective the Parent’s registration statement for the issuance of up to $50 billion of senior and subordinated notes, preferred stock and other securities. At June 30, 2019, the Parent’s remaining authorized issuance capacity under this registration statement was $47.5 billion. The Parent’s overall ability to issue debt securities is limited by the debt issuance authority granted by the Board. As of June 30, 2019, the Parent was authorized by the Board to issue up to $200 billion in outstanding long-term debt. The Parent’s long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At June 30, 2019, the Parent had available $52.3 billion in long-term debt issuance authority, net of debt issued to affiliates. During the first half of 2019, the Parent issued $11.3 billion of senior notes, most of which were registered with the SEC. The Parent’s short-term debt issuance authority granted by the Board was limited to debt issued to affiliates, and was revoked by the Board at management’s request in January 2018.
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

Wells Fargo Bank, N.A. As of June 30, 2019, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $98.9 billion in short-term debt issuance authority and $97.7 billion in long-term debt issuance authority. In April 2018, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At June 30, 2019, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $34.2 billion in long-term senior or subordinated notes. During the first half of 2019, Wells Fargo Bank, N.A. issued $6.7 billion of unregistered senior notes.
During the first half of 2019, Wells Fargo Bank, N.A. borrowed $8.5 billion from the Federal Home Loan Bank of Des Moines, and as of June 30, 2019, Wells Fargo Bank, N.A. had outstanding advances of $45.9 billion across the Federal Home Loan Bank System. Federal Home Loan Bank advances are reflected as short-term borrowings or long-term debt on the Company’s balance sheet.

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
On April 1, 2019, S&P Global Ratings affirmed the credit ratings for both the Parent and Wells Fargo Bank, N.A., but revised the ratings outlook for the Parent to negative from stable. There were no other actions undertaken by the rating agencies with regard to our credit ratings during second quarter 2019. Both the Parent and Wells Fargo Bank, N.A. remain among the highest-rated financial firms in the U.S.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of June 30, 2019, are presented in Table 35.
Table 35: Credit Ratings as of June 30, 2019

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

LIBOR TRANSITION During the first half of 2019, the Company did not issue any debt securities with an interest rate indexed to the new Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York. SOFR is an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. See the “Asset/Liability Management – Liquidity and Funding” section in our 2018 Form 10-K for additional information regarding our strategy to transition products and exposures away from LIBOR, and the “Risk Factors” section in our 2018 Form 10-K for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced or discontinued.

Capital Management (continued)

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our working capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $6.4 billion from December 31, 2018, predominantly from Wells Fargo net income of $12.1 billion, less common and preferred stock dividends of $4.8 billion. During second quarter 2019, we issued 8.5 million shares of common stock, excluding conversions of preferred shares. During second quarter 2019, we repurchased 104.9 million shares of common stock at a cost of $4.9 billion. The amount of our repurchases are subject to various factors as discussed in the “Securities Repurchases” section below. For additional information about share repurchases, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the BCBS. The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.0%, comprised of a 4.5% minimum requirement plus a capital conservation buffer of 2.5% and for us, as a global systemically important bank (G-SIB), a capital surcharge to be calculated annually, which is 2.0% for 2019;

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
Because the Company has been designated as a G-SIB, we are also subject to the FRB's rule implementing the additional capital surcharge of between 1.0-4.5% on the minimum capital requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The G-SIB surcharge became fully phased-in on January 1, 2019. Our 2019 G-SIB surcharge under method two is 2.0% of the Company’s risk-weighted assets (RWAs), which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach, our CET1 ratio (fully phased-in) of 11.97% exceeded the minimum of 9.0% by 297 basis points at June 30, 2019.
Beginning January 1, 2018, the requirements for calculating CET1 and tier 1 capital, along with RWAs, became fully phased-in. However, the requirements for calculating tier 2 and total capital are still in accordance with Transition Requirements. The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we continue to report our tier 2 and total capital in accordance with Transition Requirements but are managing our capital based on a fully phased-in calculation. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 36 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at June 30, 2019 and December 31, 2018. As of June 30, 2019, our CET1, tier 1, and total capital ratios were lower using RWAs calculated under the Standardized Approach.

Table 36: Capital Components and Ratios (Fully Phased-In) (1)

		June 30, 2019			December 31, 2018
(in millions, except ratios)		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)	$149,183	149,183		146,363	146,363
Tier 1 Capital	(B)	170,675	170,675		167,866	167,866
Total Capital	(C)	200,291	208,298		198,103	206,346
Risk-Weighted Assets	(D)	1,182,838	1,246,683		1,177,350	1,247,210
Common Equity Tier 1 Capital Ratio	(A)/(D)	12.61%	11.97	*	12.43	11.74	*
Tier 1 Capital Ratio	(B)/(D)	14.43	13.69	*	14.26	13.46	*
Total Capital Ratio	(C)/(D)	16.93	16.71	*	16.83	16.54	*
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

Table 37 provides information regarding the calculation and composition of our risk-based capital under the Advanced and

Standardized Approaches at June 30, 2019 and December 31, 2018.
Table 37: Risk-Based Capital Calculation and Components

		June 30, 2019		December 31, 2018
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$200,037	200,037	197,066	197,066
Adjustments:
Preferred stock		(23,021)	(23,021)	(23,214)	(23,214)
Additional paid-in capital on ESOP preferred stock		(78)	(78)	(95)	(95)
Unearned ESOP shares		1,292	1,292	1,502	1,502
Noncontrolling interests		(995)	(995)	(900)	(900)
Total common stockholders’ equity		177,235	177,235	174,359	174,359
Adjustments:
Goodwill		(26,415)	(26,415)	(26,418)	(26,418)
Certain identifiable intangible assets (other than MSRs)		(493)	(493)	(559)	(559)
Other assets (1)		(2,251)	(2,251)	(2,187)	(2,187)
Applicable deferred taxes (2)		788	788	785	785
Investment in certain subsidiaries and other		319	319	383	383
Common Equity Tier 1 (Fully Phased-In)		149,183	149,183	146,363	146,363

Common Equity Tier 1 (Fully Phased-In)		$149,183	149,183	146,363	146,363
Preferred stock		23,021	23,021	23,214	23,214
Additional paid-in capital on ESOP preferred stock		78	78	95	95
Unearned ESOP shares		(1,292)	(1,292)	(1,502)	(1,502)
Other		(315)	(315)	(304)	(304)
Total Tier 1 capital (Fully Phased-In)	(A)	170,675	170,675	167,866	167,866

Long-term debt and other instruments qualifying as Tier 2		27,223	27,223	27,946	27,946
Qualifying allowance for credit losses (3)		2,596	10,603	2,463	10,706
Other		(203)	(203)	(172)	(172)
Total Tier 2 capital (Fully Phased-In)	(B)	29,616	37,623	30,237	38,480
Effect of Transition Requirements		519	519	695	695
Total Tier 2 capital (Transition Requirements)		$30,135	38,142	30,932	39,175

Total qualifying capital (Fully Phased-In)	(A)+(B)	$200,291	208,298	198,103	206,346
Total Effect of Transition Requirements		519	519	695	695
Total qualifying capital (Transition Requirements)		$200,810	208,817	198,798	207,041

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$802,054	1,203,474	803,273	1,201,246
Market risk		43,209	43,209	45,964	45,964
Operational risk		337,575	—	328,113	N/A
Total RWAs (Fully Phased-In)		$1,182,838	1,246,683	1,177,350	1,247,210

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

Capital Management (continued)

Table 38 presents the changes in Common Equity Tier 1 under the Advanced Approach for the six months ended June 30, 2019.

Table 38: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2018	$146,363
Net income applicable to common stock	11,355
Common stock dividends	(4,069)
Common stock issued, repurchased, and stock compensation-related items	(8,030)
Goodwill	3
Certain identifiable intangible assets (other than MSRs)	67
Other assets (1)	(64)
Applicable deferred taxes (2)	3
Investment in certain subsidiaries and other	3,555
Change in Common Equity Tier 1	2,820
Common Equity Tier 1 (Fully Phased-In) at June 30, 2019	$149,183

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(2)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 39 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2019.

Table 39: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2018	$1,177,350	1,247,210
Net change in credit risk RWAs	(1,219)	2,228
Net change in market risk RWAs	(2,755)	(2,755)
Net change in operational risk RWAs	9,462	—
Total change in RWAs	5,488	(527)
RWAs (Fully Phased-In) at June 30, 2019	$1,182,838	1,246,683

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
Table 40 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 40: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Total equity		$200,037	198,733	206,069	199,685	198,349	206,067	199,021	206,123
Adjustments:
Preferred stock		(23,021)	(23,214)	(25,737)	(23,023)	(23,214)	(26,021)	(23,118)	(26,089)
Additional paid-in capital on ESOP preferred stock		(78)	(95)	(116)	(78)	(95)	(129)	(87)	(141)
Unearned ESOP shares		1,292	1,502	2,051	1,294	1,502	2,348	1,397	2,428
Noncontrolling interests		(995)	(901)	(881)	(939)	(899)	(919)	(919)	(958)
Total common stockholders’ equity	(A)	177,235	176,025	181,386	176,939	175,643	181,346	176,294	181,363
Adjustments:
Goodwill		(26,415)	(26,420)	(26,429)	(26,415)	(26,420)	(26,444)	(26,417)	(26,480)
Certain identifiable intangible assets (other than MSRs)		(493)	(522)	(1,091)	(505)	(543)	(1,223)	(524)	(1,355)
Other assets (1)		(2,251)	(2,131)	(2,160)	(2,155)	(2,159)	(2,271)	(2,157)	(2,252)
Applicable deferred taxes (2)		788	771	874	780	784	889	782	911
Tangible common equity	(B)	$148,864	147,723	152,580	148,644	147,305	152,297	147,978	152,187
Common shares outstanding	(C)	4,419.6	4,511.9	4,849.1	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$5,848	5,507	4,792	11,355	9,525
Book value per common share	(A)/(C)	$40.10	39.01	37.41	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	33.68	32.74	31.47	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	13.26%	12.71	10.60	12.99	10.59
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	15.78	15.16	12.62	15.47	12.62

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The calculation of the SLR is Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures. The rule, which became effective on January 1, 2018, requires a covered BHC to maintain a SLR of at least 5.0% (comprised of the 3.0% minimum requirement plus a supplementary leverage buffer of 2.0%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule also requires that all of our insured depository institutions maintain a SLR of 6.0% under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2% supplementary leverage buffer with a buffer equal to one-half of the firm’s G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6% SLR requirement for our insured depository institutions.
At June 30, 2019, our SLR for the Company was 7.7%. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. See Table 41 for information regarding the calculation and components of the SLR.
Table 41: Supplementary Leverage Ratio

(in millions, except ratio)		Quarter ended June 30, 2019
Tier 1 capital	(A)	$170,675
Total average assets		1,900,627
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,821
Total adjusted average assets		1,871,806
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		68,229
Repo-style transactions (2)		5,033
Other (3)		257,539
Total off-balance sheet exposures		330,801
Total leverage exposure	(B)	$2,202,607
Supplementary leverage ratio	(A)/(B)	7.7%

(1)	Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.

(2)	Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).

(3)	Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which became effective on January 1, 2019, U.S. G-SIBs are required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18% of RWAs and (ii) 7.5% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs are required to maintain (i) a TLAC buffer equal to 2.5% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer to be added to the 18% minimum and (ii) an external TLAC leverage buffer equal to 2.0% of total leverage exposure to be added to the

7.5% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.0% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.5% of the total leverage exposure. In addition, the rules impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements. Under the Proposed SLR Rules, the 2% external TLAC leverage buffer would be replaced with a buffer equal to one-half of the firm’s G-SIB capital surcharge. Additionally, the Proposed SLR Rules would modify the leverage component for calculating the minimum amount of eligible unsecured long-term debt from 4.5% of total leverage exposure to 2.5% of total leverage exposure plus one-half of the firm’s G-SIB capital surcharge. As of June 30, 2019, our eligible external TLAC as a percentage of total risk-weighted assets was 24.09% compared with a required minimum of 22.0%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
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
Our 2019 capital plan, which was submitted on April 4, 2019, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2019 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on June 21, 2019. On June 27, 2019, the FRB notified us that it did not object to our capital plan included in the 2019 CCAR. On July 23, 2019, the Company increased its quarterly common stock dividend to $0.51 per share, as approved by the Board. The plan also includes up to $23.1 billion of gross common stock repurchases, subject to management discretion, for the four-quarter period from third quarter 2019 through second quarter 2020.
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
In October 2018, the Board authorized the repurchase of 350 million shares of our common stock. At June 30, 2019, we had remaining authority to repurchase approximately 193 million shares, subject to regulatory and legal conditions. In July 2019, the Board authorized the repurchase of an additional 350 million shares of our common stock. For more information about share repurchases during second quarter 2019, see Part II, Item 2 in this Report.
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
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2018 Form 10-K and the "Regulatory Matters" section in our 2019 First Quarter Report on Form 10-Q.

“LIVING WILL” REQUIREMENTS AND RELATED MATTERS Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically revise resolution plans, so-called “living-wills”, that would facilitate their resolution in the event of material distress or failure. Under the rules, resolution plans are required to provide strategies for resolution under the Bankruptcy Code and other applicable insolvency regimes that can be accomplished in a reasonable period of time and in a manner that mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. We submitted our 2019 resolution plan to the FRB and FDIC on June 27, 2019. Our national bank subsidiary, Wells Fargo Bank, N.A. (the "Bank"), is also required to prepare a resolution plan. If the FRB or FDIC determines that our resolution plan has

Regulatory Matters (continued)

deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB or FDIC ultimately determines that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations.
We must also prepare and submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. The Bank must also prepare and submit to the OCC a recovery plan that sets forth the Bank’s plan to remain a going concern when the Bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determine that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.
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
Whether under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority, Wells Fargo could be resolved using a "multiple point of entry" strategy, in which the Parent and one or more of its subsidiaries would each undergo separate resolution proceedings, or a “single point of entry” strategy, in which the Parent would likely be the only material legal entity to enter resolution proceedings. The FDIC has announced that a single point of entry strategy may be a desirable strategy under its implementation of the orderly liquidation authority, but not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.
The strategy described in our most recent resolution plan submission is a single point of entry strategy. However, we are not obligated to maintain a single point of entry strategy, and the strategy reflected in our resolution plan is not binding in the event of an actual resolution of Wells Fargo, whether conducted under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority.
To facilitate the orderly resolution of systemically important financial institutions in case of material distress or failure, federal banking regulations require that institutions, such as Wells Fargo, maintain a minimum amount of equity and unsecured debt to absorb losses and recapitalize operating subsidiaries. Federal banking regulators have also required measures to facilitate the continued operation of operating subsidiaries notwithstanding the failure of their parent companies, such as limitations on parent guarantees, and have issued guidance encouraging institutions to take legally binding measures to provide capital and liquidity resources to certain subsidiaries in order to facilitate an orderly resolution. In response to the regulators’ guidance and to facilitate the orderly resolution of the Company, on June 28, 2017, the Parent entered into a support agreement, as amended and restated on June 26, 2019 (the “Support Agreement”), with WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), the Bank, Wells Fargo Securities, LLC (“WFS”), Wells Fargo Clearing Services, LLC (“WFCS”), and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes (the “Covered Entities”) or identified as related support entities in our resolution plan (the “Related Support Entities”). Pursuant to the Support Agreement, the Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank, WFS, WFCS, and the Covered Entities pursuant to the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code, the subordinated notes would be forgiven, the committed line of credit would terminate, and the IHC’s ability to pay dividends to the Parent would be restricted, any of which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The respective obligations under the Support Agreement of the Parent, the IHC, the Bank, and the Related Support Entities are secured pursuant to a related security agreement.

BROKER-DEALER STANDARDS OF CONDUCT In June 2019, the SEC finalized a rule that requires broker-dealers to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. This rule impacts the manner in which business is conducted with customers seeking investment advice and may affect certain investment product offerings.

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
Accounting Standard Update (ASU or Update) 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Update requires all features in long-duration insurance contracts that meet the definition of a market risk benefit to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. Currently, two measurement models exist for these features, fair value and insurance accrual. The Update requires the use of a standardized discount rate and routine updates for insurance assumptions used in valuing the liability for future policy benefits for traditional long-duration contracts. The Update also simplifies the amortization of deferred acquisition costs.

The guidance becomes effective on January 1, 2021. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will require the associated insurance-related reserves for these products to be measured at fair value as of the earliest period presented, with the cumulative effect on fair value for changes attributable to our own credit risk recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect on fair value for our own credit risk, will be recognized in the opening balance of retained earnings. As of June 30, 2019, we held $1.0 billion in insurance-related reserves of which $444 million was in scope of the Update. A total of $387 million was associated with products that meet the definition of market risk benefits, and of this amount, $21 million was measured at fair value under current accounting standards. The market risk benefits are largely indexed to U.S. equity and fixed income markets. Upon adoption, we may incur periodic earnings volatility from changes in the fair value of market risk benefits primarily due to the long duration of these contracts. We plan to economically hedge this volatility, where feasible. The ultimate impact of these changes will depend on the composition of our market risk benefits portfolio at the date of adoption. Changes to the liability for future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding long-duration contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented, and are not expected to be material.

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
•
We will utilize discounted cash flow (DCF) methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.
•
For available-for-sale debt securities and certain beneficial interests classified as held-to-maturity, we plan to utilize the DCF methods to measure the ACL, which will incorporate expected credit losses using the conceptual components described above.
     Based on our portfolio composition at June 30, 2019, and the current economic environment, we currently estimate an overall decrease in our ACL for loans of approximately $1.5 billion. The reduction reflects an expected decrease for commercial loans, given their short contractual maturities, partially offset by an expected increase for longer duration consumer loans and includes recoveries related to residential mortgage loans that were previously written down during the last credit cycle and are below their current recovery value. The change from the estimate we provided last quarter primarily reflects a reduction in our expected recoveries on loans previously written down due to the reclassification of $1.8 billion of residential mortgage loans to held for sale, as well as additional refinements to our assumptions and changes in our portfolio composition. We will continue to evaluate and refine the results of our loss estimates throughout 2019.
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

In addition to the list above, the following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:

•
ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes guidance on recoveries of financial assets, which has been included in the discussion for ASU 2016-13 above.

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

•
negative effects from the retail banking sales practices matter and from other instances where customers may have experienced financial harm, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability

Forward-Looking Statements (continued)

to attract and retain qualified team members, and our reputation;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2019, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Interest income
Debt securities	$3,781	3,594	7,722	7,008
Mortgage loans held for sale	195	198	347	377
Loans held for sale	20	48	44	72
Loans	11,316	10,912	22,670	21,491
Equity securities	236	221	446	452
Other interest income	1,438	1,042	2,760	1,962
Total interest income	16,986	16,015	33,989	31,362
Interest expense
Deposits	2,213	1,268	4,239	2,358
Short-term borrowings	646	398	1,242	709
Long-term debt	1,900	1,658	3,827	3,234
Other interest expense	132	150	275	282
Total interest expense	4,891	3,474	9,583	6,583
Net interest income	12,095	12,541	24,406	24,779
Provision for credit losses	503	452	1,348	643
Net interest income after provision for credit losses	11,592	12,089	23,058	24,136
Noninterest income
Service charges on deposit accounts	1,206	1,163	2,300	2,336
Trust and investment fees	3,568	3,675	6,941	7,358
Card fees	1,025	1,001	1,969	1,909
Other fees	800	846	1,570	1,646
Mortgage banking	758	770	1,466	1,704
Insurance	93	102	189	216
Net gains from trading activities	229	191	586	434
Net gains on debt securities (1)	20	41	145	42
Net gains from equity securities (2)	622	295	1,436	1,078
Lease income	424	443	867	898
Other	744	485	1,318	1,087
Total noninterest income	9,489	9,012	18,787	18,708
Noninterest expense
Salaries	4,541	4,465	8,966	8,828
Commission and incentive compensation	2,597	2,642	5,442	5,410
Employee benefits	1,336	1,245	3,274	2,843
Equipment	607	550	1,268	1,167
Net occupancy	719	722	1,436	1,435
Core deposit and other intangibles	27	265	55	530
FDIC and other deposit assessments	144	297	303	621
Other	3,478	3,796	6,621	8,190
Total noninterest expense	13,449	13,982	27,365	29,024
Income before income tax expense	7,632	7,119	14,480	13,820
Income tax expense	1,294	1,810	2,175	3,184
Net income before noncontrolling interests	6,338	5,309	12,305	10,636
Less: Net income from noncontrolling interests	132	123	239	314
Wells Fargo net income	$6,206	5,186	12,066	10,322
Less: Preferred stock dividends and other	358	394	711	797
Wells Fargo net income applicable to common stock	$5,848	4,792	11,355	9,525
Per share information
Earnings per common share	$1.31	0.98	2.52	1.95
Diluted earnings per common share	1.30	0.98	2.50	1.94
Average common shares outstanding	4,469.4	4,865.8	4,510.2	4,875.7
Diluted average common shares outstanding	4,495.0	4,899.8	4,540.1	4,916.1

(1)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $6 million and $(3) million for second quarter 2019 and 2018, respectively. Of total OTTI, losses of $7 million and $8 million were recognized in earnings, and losses (reversal of losses) of $(1) million and $(11) million were recognized as non-credit-related OTTI in other comprehensive income for second quarter 2019 and 2018, respectively. Total OTTI losses were $51 million and $14 million for the first half of 2019 and 2018, respectively. Of total OTTI, losses of $52 million and $18 million were recognized in earnings, and losses (reversal of losses) of $(1) million and $(4) million were recognized as non-credit-related OTTI in other comprehensive income for the first half of 2019 and 2018, respectively.

(2)	Includes OTTI losses of $31 million and $237 million for second quarter 2019 and 2018, respectively, and $67 million and $257 million for the first half of 2019 and 2018, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Wells Fargo net income	$6,206	5,186	12,066	10,322
Other comprehensive income (loss), before tax:
Debt securities:
Net unrealized gains (losses) arising during the period	1,709	(617)	4,540	(4,060)
Reclassification of net (gains) losses to net income	39	49	(42)	117
Derivative and hedging activities:
Net unrealized gains (losses) arising during the period	57	(150)	22	(392)
Reclassification of net losses to net income	79	77	158	137
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	(4)	6
Amortization of net actuarial loss, settlements and other to net income	33	29	68	61
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	14	(83)	56	(85)
Other comprehensive income (loss), before tax	1,931	(695)	4,798	(4,216)
Income tax benefit (expense) related to other comprehensive income	(473)	154	(1,167)	1,016
Other comprehensive income (loss), net of tax	1,458	(541)	3,631	(3,200)
Less: Other comprehensive loss from noncontrolling interests	—	(1)	—	(1)
Wells Fargo other comprehensive income (loss), net of tax	1,458	(540)	3,631	(3,199)
Wells Fargo comprehensive income	7,664	4,646	15,697	7,123
Comprehensive income from noncontrolling interests	132	122	239	313
Total comprehensive income	$7,796	4,768	15,936	7,436

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2019	Dec 31, 2018
Assets	(Unaudited)
Cash and due from banks	$20,880	23,551
Interest-earning deposits with banks	143,547	149,736
Total cash, cash equivalents, and restricted cash	164,427	173,287
Federal funds sold and securities purchased under resale agreements	112,119	80,207
Debt securities:
Trading, at fair value	70,208	69,989
Available-for-sale, at fair value	265,983	269,912
Held-to-maturity, at cost (fair value $147,864 and $142,115)	145,876	144,788
Mortgage loans held for sale (includes $16,343 and $11,771 carried at fair value) (1)	22,998	15,126
Loans held for sale (includes $1,118 and $1,469 carried at fair value) (1)	1,181	2,041
Loans (includes $202 and $244 carried at fair value) (1)	949,878	953,110
Allowance for loan losses	(9,692)	(9,775)
Net loans	940,186	943,335
Mortgage servicing rights:
Measured at fair value	12,096	14,649
Amortized	1,407	1,443
Premises and equipment, net	9,435	8,920
Goodwill	26,415	26,418
Derivative assets	13,162	10,770
Equity securities (includes $35,950 and $29,556 carried at fair value) (1)	61,537	55,148
Other assets	76,358	79,850
Total assets (2)	$1,923,388	1,895,883
Liabilities
Noninterest-bearing deposits	$340,813	349,534
Interest-bearing deposits	947,613	936,636
Total deposits	1,288,426	1,286,170
Short-term borrowings	115,344	105,787
Derivative liabilities	8,399	8,499
Accrued expenses and other liabilities	69,706	69,317
Long-term debt	241,476	229,044
Total liabilities (3)	1,723,351	1,698,817
Equity
Wells Fargo stockholders’ equity:
Preferred stock	23,021	23,214
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,625	60,685
Retained earnings	164,551	158,163
Cumulative other comprehensive income (loss)	(2,224)	(6,336)
Treasury stock – 1,062,220,277 shares and 900,557,866 shares	(54,775)	(47,194)
Unearned ESOP shares	(1,292)	(1,502)
Total Wells Fargo stockholders’ equity	199,042	196,166
Noncontrolling interests	995	900
Total equity	200,037	197,066
Total liabilities and equity	$1,923,388	1,895,883

(1)	Parenthetical amounts represent assets and liabilities that we are required to carry at fair value or have elected the fair value option.

(2)
Our consolidated assets at June 30, 2019, and December 31, 2018, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $11 million and $139 million; Interest-earning deposits with banks, $8 million and $8 million; Debt securities, $60 million and $45 million; Net loans, $13.6 billion and $13.6 billion; Equity securities, $121 million and $85 million; Other assets, $208 million and $221 million; and Total assets, $14.0 billion and $14.1 billion, respectively.

(3)
Our consolidated liabilities at June 30, 2019, and December 31, 2018, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Derivative liabilities, $1 million and $0 million; Accrued expenses and other liabilities, $201 million and $191 million; Long-term debt, $748 million and $816 million; and Total liabilities, $950 million and $1.0 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares		Amount
Balance March 31, 2019	9,377,211	$23,214	4,511,947,830		$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			8,491,923
Common stock repurchased			(104,852,744)
Preferred stock issued to ESOP	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	(193,042)	(193)	4,004,188
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(193,042)	(193)	(92,356,633)	Balance	—
Balance June 30, 2019	9,184,169	$23,021	4,419,591,197		$9,136
Balance March 31, 2018	12,546,235	$26,227	4,873,882,481		$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			1,834,029
Common stock repurchased (1)			(35,771,728)
Preferred stock issued to ESOP	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	(490,251)	(490)	9,123,072
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(490,251)	(490)	(24,814,627)		—
Balance June 30, 2018	12,055,984	$25,737	4,849,067,854		$9,136

(1)
For the quarter ended June 30, 2018, additional paid-in capital was reduced by $1.0 billion for the upfront payment related to a private forward repurchase transaction that settled in third quarter 2018 and reduced our third quarter 2018 shares of common stock by 18.8 million shares upon settlement.

						Quarter ended June 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
60,409	160,776	(3,682)	(50,519)	(1,502)	197,832	901	198,733
	6,206				6,206	132	6,338
		1,458			1,458	—	1,458
—					—	(38)	(38)
(2)	(38)		439		399		399
—			(4,898)		(4,898)		(4,898)
—				—	—		—
(17)				210	193		193
(15)			208		—		—
—					—		—
—					—		—
20	(2,035)				(2,015)		(2,015)
	(358)				(358)		(358)
247					247		247
(17)			(5)		(22)		(22)
216	3,775	1,458	(4,256)	210	1,210	94	1,304
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037
60,399	147,928	(4,921)	(31,246)	(2,571)	204,952	958	205,910
	5,186				5,186	123	5,309
		(540)			(540)	(1)	(541)
—					—	(199)	(199)
(20)	—		93		73		73
(1,000)			(1,923)		(2,923)		(2,923)
—				—	—		—
(30)				520	490		490
22			468		—		—
(1)					(1)		(1)
—					—		—
17	(1,917)				(1,900)		(1,900)
	(394)				(394)		(394)
258					258		258
(1)			(12)		(13)		(13)
(755)	2,875	(540)	(1,374)	520	236	(77)	159
59,644	150,803	(5,461)	(32,620)	(2,051)	205,188	881	206,069

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,377,216	$23,214	4,581,253,608	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2019	9,377,216	$23,214	4,581,253,608	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			36,549,824
Common stock repurchased			(202,216,454)
Preferred stock issued to ESOP	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	(193,047)	(193)	4,004,219
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(193,047)	(193)	(161,662,411)	—
Balance June 30, 2019	9,184,169	$23,021	4,419,591,197	$9,136
Balance December 31, 2017	11,677,235	$25,358	4,891,616,628	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2018	11,677,235	$25,358	4,891,616,628	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			30,259,788
Common stock repurchased (3)			(86,339,185)
Preferred stock issued to ESOP	1,100,000	1,100
Preferred stock released by ESOP
Preferred stock converted to common shares	(721,251)	(721)	13,530,623
Common stock warrants repurchased/exercised
Preferred stock issued	—	—
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

(2)
Effective January 1, 2018, we adopted ASU 2016-04 – Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates. See Note 1 (Summary of Significant Accounting Policies) for more information.

(3)
For the quarter ended June 30, 2018, additional paid-in capital was reduced by $1.0 billion for the upfront payment related to a private forward repurchase transaction that settled in third quarter 2018 and reduced our third quarter 2018 shares of common stock by 18.8 million shares upon settlement.

					Six months ended June 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
60,685	158,163	(6,336)	(47,194)	(1,502)	196,166	900	197,066
	(492)	481			(11)		(11)
60,685	157,671	(5,855)	(47,194)	(1,502)	196,155	900	197,055
	12,066				12,066	239	12,305
		3,631			3,631	—	3,631
—					—	(144)	(144)
(2)	(367)		1,907		1,538		1,538
—			(9,718)		(9,718)		(9,718)
—				—	—		—
(17)				210	193		193
(15)			208		—		—
—					—		—
—					—		—
39	(4,108)				(4,069)		(4,069)
	(711)				(711)		(711)
791					791		791
(856)			22		(834)		(834)
(60)	6,880	3,631	(7,581)	210	2,887	95	2,982
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037
60,893	145,263	(2,144)	(29,892)	(1,678)	206,936	1,143	208,079
	94	(118)			(24)		(24)
60,893	145,357	(2,262)	(29,892)	(1,678)	206,912	1,143	208,055
	10,322				10,322	314	10,636
		(3,199)			(3,199)	(1)	(3,200)
7					7	(575)	(568)
5	(231)		1,507		1,281		1,281
(1,000)			(4,952)		(5,952)		(5,952)
43				(1,143)	—		—
(49)				770	721		721
27			694		—		—
(158)					(158)		(158)
—					—		—
30	(3,841)				(3,811)		(3,811)
	(804)				(804)		(804)
695					695		695
(849)			23		(826)		(826)
(1,249)	5,446	(3,199)	(2,728)	(373)	(1,724)	(262)	(1,986)
59,644	150,803	(5,461)	(32,620)	(2,051)	205,188	881	206,069

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interests	$12,305	10,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,348	643
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	2,408	(787)
Depreciation, amortization and accretion	3,100	2,835
Other net (gains)	(1,360)	(6,285)
Stock-based compensation	1,388	1,286
Originations and purchases of mortgage loans held for sale	(63,836)	(80,948)
Proceeds from sales of and paydowns on mortgage loans held for sale	39,741	60,898
Net change in:
Debt and equity securities, held for trading	14,777	16,371
Loans held for sale	619	(411)
Deferred income taxes	(821)	1,118
Derivative assets and liabilities	(2,461)	958
Other assets	7,194	7,547
Other accrued expenses and liabilities	(7,120)	520
Net cash provided by operating activities	7,282	14,381
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(31,912)	(1,161)
Available-for-sale debt securities:
Proceeds from sales	6,682	6,151
Prepayments and maturities	17,657	17,377
Purchases	(18,306)	(26,300)
Held-to-maturity debt securities:
Paydowns and maturities	5,145	5,431
Purchases	(154)	—
Equity securities, not held for trading:
Proceeds from sales and capital returns	2,320	3,337
Purchases	(2,426)	(2,791)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(7,008)	(445)
Proceeds from sales (including participations) of loans held for investment	8,196	7,879
Purchases (including participations) of loans	(1,001)	(668)
Principal collected on nonbank entities’ loans	1,770	3,229
Loans originated by nonbank entities	(2,604)	(2,998)
Proceeds from sales of foreclosed assets and short sales	1,405	1,954
Other, net	512	(284)
Net cash provided (used) by investing activities	(19,724)	10,711
Cash flows from financing activities:
Net change in:
Deposits	1,938	(67,101)
Short-term borrowings	9,557	1,240
Long-term debt:
Proceeds from issuance	33,091	21,308
Repayment	(26,357)	(22,305)
Preferred stock:
Cash dividends paid	(711)	(872)
Common stock:
Proceeds from issuance	242	446
Stock tendered for payment of withholding taxes	(272)	(311)
Repurchased	(9,718)	(5,952)
Cash dividends paid	(3,954)	(3,722)
Net change in noncontrolling interests	(124)	(232)
Other, net	(110)	(89)
Net cash provided (used) by financing activities	3,582	(77,590)
Net change in cash, cash equivalents, and restricted cash	(8,860)	(52,498)
Cash, cash equivalents, and restricted cash at beginning of period	173,287	215,947
Cash, cash equivalents, and restricted cash at end of period	$164,427	163,449
Supplemental cash flow disclosures:
Cash paid for interest	$9,354	6,352
Cash paid for income taxes	2,516	1,679

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
For substantially all of our leased assets, we account for consideration paid under the contract for maintenance or other services as lease payments. In addition, for certain asset classes, we have elected to exclude leases with original terms of less than one year from the operating lease ROU assets and lease liabilities. The related short-term lease expense is included in net occupancy expense.
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
We did not enter into any private forward repurchase contracts in second quarter 2019 and we had no unsettled private share repurchase contracts at June 30, 2019.
Under a Rule 10b5-1 repurchase plan, payments and receipt of repurchased shares settle on the same day and the shares repurchased reduce the total number of outstanding shares of common stock upon the settlement of each trade under the plan.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2019	2018
Trading debt securities retained from securitization of MLHFS	$19,131	17,674
Transfers from loans to MLHFS	4,419	3,053
Transfers from loans to LHFS	92	2,149
Transfers from available-for-sale debt securities to held-to-maturity debt securities	6,071	10,371
Operating lease ROU assets acquired with operating lease liabilities (1)	5,302	—

(1)	The six months ended June 30, 2019, balance includes $4.9 billion from adoption of ASU 2016-02 – Leases (Topic 842) and $402 million attributable to new leases and changes from modified leases.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2019, and, except as disclosed elsewhere in the footnotes, there have been no material events that would require recognition in our second quarter 2019 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
We completed no acquisitions during the first half of 2019 and had no business combinations pending as of June 30, 2019.
We closed the previously announced sale of our Institutional Retirement and Trust business (IRT) on July 1, 2019, and we recognized a pre-tax gain of approximately $1.1 billion, which will be reflected in our third quarter 2019 net income. We will continue to administer client assets at the direction of the buyer for up to 24 months pursuant to a transition services agreement. The buyer will receive all post-closing revenue from the client assets and will pay us a fee for costs that we incur to administer the client assets during the transition period. The transition services fee will be recognized as other noninterest income. Assets under administration related to IRT were $918 billion at June 30, 2019. Transition period revenue, is expected to approximate transition period expenses and is subject to downward adjustment as client assets transition to the buyer's platform.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. FRB regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Jun 30, 2019	Dec 31, 2018
Average required reserve balance for FRB (1)	$11,179	12,428
Reserve balance for non-U.S. central banks	556	517
Segregated for benefit of brokerage customers under federal and other brokerage regulations	956	1,135
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	19	147

(1)	FRB required reserve balance represents average for the first half of 2019 and for the year ended December 31, 2018.

We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $7.6 billion at June 30, 2019, without obtaining prior regulatory approval. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent's board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Based on retained earnings at June 30, 2019, our nonbank subsidiaries could have declared additional dividends of $25.1 billion at June 30, 2019, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2018 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the Company to repurchase or redeem common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.51 per share as declared by the Company’s Board of Directors on July 23, 2019, payable on September 1, 2019.

Note 4: Trading Activities
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Jun 30,	Dec 31,
(in millions)	2019	2018
Trading assets:
Debt securities	$70,208	69,989
Equity securities	23,327	19,449
Loans held for sale	1,118	1,469
Gross trading derivative assets	34,683	29,216
Netting (1)	(22,827)	(19,807)
Total trading derivative assets	11,856	9,409
Total trading assets	106,509	100,316
Trading liabilities:
Short sale	15,955	19,720
Gross trading derivative liabilities	33,458	28,717
Netting (1)	(26,417)	(21,178)
Total trading derivative liabilities	7,041	7,539
Total trading liabilities	$22,996	27,259

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.

Net interest income includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Interest income:
Debt securities	$740	689	1,533	1,320
Equity securities	143	128	258	269
Loans held for sale	20	15	43	23
Total interest income	903	832	1,834	1,612
Less: Interest expense	127	144	263	272
Net interest income	776	688	1,571	1,340

Net gains (losses) from trading activities (1):
Debt securities	401	(140)	1,089	(639)
Equity securities	1,236	(635)	3,303	(1,104)
Loans held for sale	(4)	7	10	15
Derivatives (2)	(1,404)	959	(3,816)	2,162
Total net gains from trading activities	229	191	586	434
Total trading-related net interest and noninterest income	$1,005	879	2,157	1,774

(1)	Represents realized gains (losses) and unrealized gains (losses) due to changes in fair value of our trading positions.

(2)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities

Table 5.1 provides the amortized cost and fair value by major categories of available-for-sale debt securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost. The net unrealized gains (losses) for available-for-sale debt securities are reported on an after-tax basis as a component of cumulative OCI. Information on debt securities held for trading is included in Note 4 (Trading Activities).
Table 5.1: Amortized Cost and Fair Value

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$15,334	2	(17)	15,319
Securities of U.S. states and political subdivisions (1)	44,205	968	(78)	45,095
Mortgage-backed securities:
Federal agencies	154,549	1,617	(308)	155,858
Residential	1,241	23	(1)	1,263
Commercial	4,140	45	(5)	4,180
Total mortgage-backed securities	159,930	1,685	(314)	161,301
Corporate debt securities	6,058	208	(36)	6,230
Collateralized loan and other debt obligations (2)	32,944	165	(114)	32,995
Other (3)	4,987	70	(14)	5,043
Total available-for-sale debt securities	263,458	3,098	(573)	265,983
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,766	574	(4)	45,336
Securities of U.S. states and political subdivisions	7,948	182	(5)	8,125
Federal agency and other mortgage-backed securities (4)	93,105	1,312	(71)	94,346
Collateralized loan obligations	57	—	—	57
Total held-to-maturity debt securities	145,876	2,068	(80)	147,864
Total	$409,334	5,166	(653)	413,847
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$13,451	3	(106)	13,348
Securities of U.S. states and political subdivisions (1)	48,994	716	(446)	49,264
Mortgage-backed securities:
Federal agencies	155,974	369	(3,140)	153,203
Residential	2,638	142	(5)	2,775
Commercial	4,207	40	(22)	4,225
Total mortgage-backed securities	162,819	551	(3,167)	160,203
Corporate debt securities	6,230	131	(90)	6,271
Collateralized loan and other debt obligations (2)	35,581	158	(396)	35,343
Other (3)	5,396	100	(13)	5,483
Total available-for-sale debt securities	272,471	1,659	(4,218)	269,912
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,751	4	(415)	44,340
Securities of U.S. states and political subdivisions	6,286	30	(116)	6,200
Federal agency and other mortgage-backed securities (4)	93,685	112	(2,288)	91,509
Collateralized loan obligations	66	—	—	66
Total held-to-maturity debt securities	144,788	146	(2,819)	142,115
Total	$417,259	1,805	(7,037)	412,027

(1)
Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The cost basis and fair value of these types of securities was $5.8 billion each at June 30, 2019, and $6.3 billion each at December 31, 2018.

(2)
Includes collateralized debt obligations (CDOs) with a cost basis and fair value of $521 million and $649 million, respectively, at June 30, 2019, and $662 million and $800 million, respectively, at December 31, 2018.

(3)	Largely includes asset-backed securities collateralized by student loans.

(4)	Predominantly consists of federal agency mortgage-backed securities at both June 30, 2019 and December 31, 2018.

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
Table 5.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(2)	5,780	(15)	5,511	(17)	11,291
Securities of U.S. states and political subdivisions	(32)	5,003	(46)	2,696	(78)	7,699
Mortgage-backed securities:
Federal agencies	(2)	1,203	(306)	32,179	(308)	33,382
Residential	(1)	180	—	—	(1)	180
Commercial	(3)	837	(2)	89	(5)	926
Total mortgage-backed securities	(6)	2,220	(308)	32,268	(314)	34,488
Corporate debt securities	(11)	470	(25)	281	(36)	751
Collateralized loan and other debt obligations	(58)	12,847	(56)	7,239	(114)	20,086
Other	(8)	1,222	(6)	246	(14)	1,468
Total available-for-sale debt securities	(117)	27,542	(456)	48,241	(573)	75,783
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	—	—	(4)	1,613	(4)	1,613
Securities of U.S. states and political subdivisions	—	—	(5)	514	(5)	514
Federal agency and other mortgage-backed securities	(1)	15	(70)	17,392	(71)	17,407
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(1)	15	(79)	19,519	(80)	19,534
Total	$(118)	27,557	(535)	67,760	(653)	95,317
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(1)	498	(105)	6,204	(106)	6,702
Securities of U.S. states and political subdivisions	(73)	9,746	(373)	9,017	(446)	18,763
Mortgage-backed securities:
Federal agencies	(42)	10,979	(3,098)	112,252	(3,140)	123,231
Residential	(3)	398	(2)	69	(5)	467
Commercial	(20)	1,972	(2)	79	(22)	2,051
Total mortgage-backed securities	(65)	13,349	(3,102)	112,400	(3,167)	125,749
Corporate debt securities	(64)	1,965	(26)	298	(90)	2,263
Collateralized loan and other debt obligations	(388)	28,306	(8)	553	(396)	28,859
Other	(7)	819	(6)	159	(13)	978
Total available-for-sale debt securities	(598)	54,683	(3,620)	128,631	(4,218)	183,314
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(3)	895	(412)	41,083	(415)	41,978
Securities of U.S. states and political subdivisions	(4)	598	(112)	3,992	(116)	4,590
Federal agency and other mortgage-backed securities	(5)	4,635	(2,283)	77,741	(2,288)	82,376
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(12)	6,128	(2,807)	122,816	(2,819)	128,944
Total	$(610)	60,811	(6,427)	251,447	(7,037)	312,258

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
For descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) in our 2018 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first half of 2019.
Table 5.3 shows the gross unrealized losses and fair value of the available-for-sale and held-to-maturity debt securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by Standard & Poor’s Rating Services (S&P) or Moody’s Investors

Service (Moody’s). Credit ratings express opinions about the credit quality of a debt security. Debt securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. We have also included debt securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated debt securities categorized as investment grade based on internal credit grades were $9 million and $2.3 billion, respectively, at June 30, 2019, and $20 million and $5.2 billion, respectively, at December 31, 2018. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(17)	11,291	—	—
Securities of U.S. states and political subdivisions	(69)	7,480	(9)	219
Mortgage-backed securities:
Federal agencies	(308)	33,382	—	—
Residential	(1)	180	—	—
Commercial	(4)	915	(1)	11
Total mortgage-backed securities	(313)	34,477	(1)	11
Corporate debt securities	(6)	299	(30)	452
Collateralized loan and other debt obligations	(114)	20,086	—	—
Other	(8)	1,120	(6)	348
Total available-for-sale debt securities	(527)	74,753	(46)	1,030
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(4)	1,613	—	—
Securities of U.S. states and political subdivisions	(5)	514	—	—
Federal agency and other mortgage-backed securities	(70)	17,374	(1)	33
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(79)	19,501	(1)	33
Total	$(606)	94,254	(47)	1,063
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(106)	6,702	—	—
Securities of U.S. states and political subdivisions	(425)	18,447	(21)	316
Mortgage-backed securities:
Federal agencies	(3,140)	123,231	—	—
Residential	(2)	295	(3)	172
Commercial	(20)	1,999	(2)	52
Total mortgage-backed securities	(3,162)	125,525	(5)	224
Corporate debt securities	(17)	791	(73)	1,472
Collateralized loan and other debt obligations	(396)	28,859	—	—
Other	(7)	726	(6)	252
Total available-for-sale debt securities	(4,113)	181,050	(105)	2,264
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(415)	41,978	—	—
Securities of U.S. states and political subdivisions	(116)	4,590	—	—
Federal agency and other mortgage-backed securities	(2,278)	81,977	(10)	399
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(2,809)	128,545	(10)	399
Total	$(6,922)	309,595	(115)	2,663

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
Table 5.4: Available-for Sale Debt Securities - Fair Value by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2019
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$15,319	1.94%	$5,521	1.69%	$9,747	2.08%	$51	1.89%	$—	—%
Securities of U.S. states and political subdivisions	45,095	4.92	2,016	3.34	5,135	3.34	4,322	3.54	33,622	5.40
Mortgage-backed securities:
Federal agencies	155,858	3.50	—	—	137	3.48	1,665	2.56	154,056	3.51
Residential	1,263	2.80	—	—	—	—	—	—	1,263	2.80
Commercial	4,180	3.71	—	—	—	—	342	3.61	3,838	3.72
Total mortgage-backed securities	161,301	3.50	—	—	137	3.48	2,007	2.74	159,157	3.51
Corporate debt securities	6,230	5.01	484	6.17	2,384	5.00	2,737	4.69	625	5.59
Collateralized loan and other debt obligations	32,995	3.96	—	—	8	5.02	10,005	4.03	22,982	3.93
Other	5,043	3.10	12	3.34	749	3.80	1,424	2.13	2,858	3.40
Total available-for-sale debt securities at fair value	$265,983	3.73%	$8,033	2.38%	$18,160	2.96%	$20,546	3.75%	$219,244	3.85%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.
Table 5.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 5.5: Held-to-Maturity Debt Securities - Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2019
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,766	2.12%	$—	—%	$34,667	2.07%	$10,099	2.28%	$—	—%
Securities of U.S. states and political subdivisions	7,948	4.97	—	—	75	6.05	1,570	4.89	6,303	4.98
Federal agency and other mortgage-backed securities	93,105	3.12	—	—	15	3.77	—	—	93,090	3.12
Collateralized loan obligations	57	3.78	—	—	—	—	57	3.78	—	—
Total held-to-maturity debt securities at amortized cost	$145,876	2.91%	$—	—%	$34,757	2.08%	$11,726	2.64%	$99,393	3.24%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 5.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 5.6: Held-to-Maturity Debt Securities - Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
June 30, 2019
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,336	—	34,962	10,374	—
Securities of U.S. states and political subdivisions	8,125	—	75	1,625	6,425
Federal agency and other mortgage-backed securities	94,346	—	15	—	94,331
Collateralized loan obligations	57	—	—	57	—
Total held-to-maturity debt securities at fair value	$147,864	—	35,052	12,056	100,756

Realized Gains and Losses
Table 5.7 shows the gross realized gains and losses on sales and OTTI write-downs related to available-for-sale debt securities.
Table 5.7: Realized Gains and Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Gross realized gains	$29	53	202	74
Gross realized losses	(2)	(4)	(5)	(14)
OTTI write-downs	(7)	(8)	(52)	(18)
Net realized gains from available-for-sale debt securities	$20	41	145	42

Other-Than-Temporarily Impaired Debt Securities
Table 5.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities. There were no

OTTI write-downs on held-to-maturity debt securities during the first half of 2019 and 2018.
Table 5.8: Detail of OTTI Write-downs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Debt securities OTTI write-downs included in earnings:
Securities of U.S. states and political subdivisions	$4	—	33	2
Mortgage-backed securities:
Residential	—	1	—	2
Commercial	3	7	17	14
Corporate debt securities	—	—	2	—
Total debt securities OTTI write-downs included in earnings	$7	8	52	18

Table 5.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 5.9: OTTI Write-downs Included in Earnings and the Related Changes in OCI

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$7	8	23	17
Intent-to-sell OTTI	—	—	29	1
Total recorded as part of gross realized losses	7	8	52	18
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	(1)	—	(1)	(2)
Residential mortgage-backed securities	—	—	(1)	(1)
Commercial mortgage-backed securities	—	(11)	1	(1)
Total changes to OCI for non-credit-related OTTI	(1)	(11)	(1)	(4)
Total OTTI losses recorded on debt securities	$6	(3)	51	14

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
Table 5.10: Rollforward of OTTI Credit Loss

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Credit loss recognized, beginning of period	$232	649	562	742
Additions:
For securities with initial credit impairments	4	—	6	—
For securities with previous credit impairments	3	8	17	17
Total additions	7	8	23	17
Reductions:
For securities sold, matured, or intended/required to be sold	(23)	(30)	(369)	(131)
For recoveries of previous credit impairments (1)	—	(1)	—	(2)
Total reductions	(23)	(31)	(369)	(133)
Credit loss recognized, end of period	$216	626	216	626

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 6: Loans and Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at June 30, 2019 and December 31, 2018.
Table 6.1: Loans Outstanding

(in millions)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$348,846	350,199
Real estate mortgage	123,008	121,014
Real estate construction	21,067	22,496
Lease financing	19,324	19,696
Total commercial	512,245	513,405
Consumer:
Real estate 1-4 family first mortgage	286,427	285,065
Real estate 1-4 family junior lien mortgage	32,068	34,398
Credit card	38,820	39,025
Automobile	45,664	45,069
Other revolving credit and installment	34,654	36,148
Total consumer	437,633	439,705
Total loans	$949,878	953,110
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Loans are classified as foreign primarily based on whether the borrower’s primary address is outside of the United States. Table 6.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 6.2: Commercial Foreign Loans Outstanding

(in millions)	Jun 30, 2019	Dec 31, 2018
Commercial foreign loans:
Commercial and industrial	$63,296	62,564
Real estate mortgage	6,801	6,731
Real estate construction	1,287	1,011
Lease financing	1,215	1,159
Total commercial foreign loans	$72,599	71,465

Note 6: Loans and Allowance for Credit Losses (continued)

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity also includes participating interests, whereby we receive or transfer a portion of a loan. The table excludes PCI loans, loans for which we have elected the fair value option, and government insured/ guaranteed real estate 1-4 family first mortgage loans because their loan activity normally does not impact the allowance for credit losses.

Table 6.3: Loan Purchases, Sales, and Transfers

	2019			2018
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$670	5	675	398	7	405
Sales	(535)	(153)	(688)	(294)	(88)	(382)
Transfers (to) from MLHFS/LHFS	(89)	(1,852)	(1,941)	(100)	(72)	(172)
Six months ended June 30,
Purchases	$999	8	1,007	654	7	661
Sales	(956)	(332)	(1,288)	(754)	(88)	(842)
Transfers (to) from MLHFS/LHFS	(92)	(1,852)	(1,944)	(520)	(1,625)	(2,145)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $94 billion and $91 billion at June 30, 2019 and December 31, 2018, respectively.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2019, and December 31, 2018, we had $1.0 billion and $919 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$329,751	330,492
Real estate mortgage	7,905	6,984
Real estate construction	15,459	16,400
Total commercial	353,115	353,876
Consumer:
Real estate 1-4 family first mortgage	43,427	29,736
Real estate 1-4 family junior lien mortgage	37,454	37,719
Credit card	113,306	109,840
Other revolving credit and installment	26,676	27,530
Total consumer	220,863	204,825
Total unfunded credit commitments	$573,978	558,701

Allowance for Credit Losses
Table 6.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 6.5: Allowance for Credit Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$10,821	11,313	10,707	11,960
Provision for credit losses	503	452	1,348	643
Interest income on certain impaired loans (1)	(39)	(43)	(78)	(86)
Loan charge-offs:
Commercial:
Commercial and industrial	(205)	(134)	(381)	(298)
Real estate mortgage	(14)	(19)	(26)	(21)
Real estate construction	—	—	(1)	—
Lease financing	(12)	(20)	(23)	(37)
Total commercial	(231)	(173)	(431)	(356)
Consumer:
Real estate 1-4 family first mortgage	(27)	(55)	(70)	(96)
Real estate 1-4 family junior lien mortgage	(29)	(47)	(63)	(94)
Credit card	(437)	(404)	(874)	(809)
Automobile	(142)	(216)	(329)	(516)
Other revolving credit and installment	(167)	(164)	(329)	(344)
Total consumer	(802)	(886)	(1,665)	(1,859)
Total loan charge-offs	(1,033)	(1,059)	(2,096)	(2,215)
Loan recoveries:
Commercial:
Commercial and industrial	46	76	89	155
Real estate mortgage	10	19	16	36
Real estate construction	2	6	5	10
Lease financing	8	5	11	10
Total commercial	66	106	121	211
Consumer:
Real estate 1-4 family first mortgage	57	78	112	137
Real estate 1-4 family junior lien mortgage	48	60	91	115
Credit card	88	81	173	154
Automobile	90	103	186	195
Other revolving credit and installment	31	29	65	60
Total consumer	314	351	627	661
Total loan recoveries	380	457	748	872
Net loan charge-offs	(653)	(602)	(1,348)	(1,343)
Other	(29)	(10)	(26)	(64)
Balance, end of period	$10,603	11,110	10,603	11,110
Components:
Allowance for loan losses	$9,692	10,193	9,692	10,193
Allowance for unfunded credit commitments	911	917	911	917
Allowance for credit losses	$10,603	11,110	10,603	11,110
Net loan charge-offs (annualized) as a percentage of average total loans	0.28%	0.26	0.29	0.29
Allowance for loan losses as a percentage of total loans	1.02	1.08	1.02	1.08
Allowance for credit losses as a percentage of total loans	1.12	1.18	1.12	1.18

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 6.6: Allowance Activity by Portfolio Segment

			2019			2018
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$6,428	4,393	10,821	6,708	4,605	11,313
Provision for credit losses	46	457	503	89	363	452
Interest income on certain impaired loans	(14)	(25)	(39)	(14)	(29)	(43)

Loan charge-offs	(231)	(802)	(1,033)	(173)	(886)	(1,059)
Loan recoveries	66	314	380	106	351	457
Net loan charge-offs	(165)	(488)	(653)	(67)	(535)	(602)
Other	3	(32)	(29)	(5)	(5)	(10)
Balance, end of period	$6,298	4,305	10,603	6,711	4,399	11,110

Six months ended June 30,
Balance, beginning of period	$6,417	4,290	10,707	6,632	5,328	11,960
Provision for credit losses	210	1,138	1,348	258	385	643
Interest income on certain impaired loans	(25)	(53)	(78)	(25)	(61)	(86)

Loan charge-offs	(431)	(1,665)	(2,096)	(356)	(1,859)	(2,215)
Loan recoveries	121	627	748	211	661	872
Net loan charge-offs	(310)	(1,038)	(1,348)	(145)	(1,198)	(1,343)
Other	6	(32)	(26)	(9)	(55)	(64)
Balance, end of period	$6,298	4,305	10,603	6,711	4,399	11,110

Table 6.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 6.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2019
Collectively evaluated (1)	$5,831	3,436	9,267	508,798	425,818	934,616
Individually evaluated (2)	467	869	1,336	3,447	10,641	14,088
PCI (3)	—	—	—	—	1,174	1,174
Total	$6,298	4,305	10,603	512,245	437,633	949,878
December 31, 2018
Collectively evaluated (1)	$5,903	3,361	9,264	510,180	421,574	931,754
Individually evaluated (2)	514	929	1,443	3,221	13,126	16,347
PCI (3)	—	—	—	4	5,005	5,009
Total	$6,417	4,290	10,707	513,405	439,705	953,110

(1)
Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)
Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2019.

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
Table 6.8 provides a breakdown of outstanding commercial loans by risk category. Criticized commercial loans at June 30, 2019, included $2.5 billion on nonaccrual status that have been written down to net realizable value. For additional information on nonaccrual loans, see Table 6.13.

Table 6.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2019
By risk category:
Pass	$334,034	118,768	20,883	18,225	491,910
Criticized	14,812	4,240	184	1,099	20,335
Total commercial loans (excluding PCI)	348,846	123,008	21,067	19,324	512,245
Total commercial PCI loans (carrying value)	—	—	—	—	—
Total commercial loans	$348,846	123,008	21,067	19,324	512,245
December 31, 2018
By risk category:
Pass	$335,412	116,514	22,207	18,671	492,804
Criticized	14,783	4,500	289	1,025	20,597
Total commercial loans (excluding PCI)	350,195	121,014	22,496	19,696	513,401
Total commercial PCI loans (carrying value)	4	—	—	—	4
Total commercial loans	$350,199	121,014	22,496	19,696	513,405

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.
Table 6.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2019
By delinquency status:
Current-29 days past due (DPD) and still accruing	$346,688	122,101	20,854	19,101	508,744
30-89 DPD and still accruing	507	146	177	160	990
90+ DPD and still accruing	17	24	—	—	41
Nonaccrual loans	1,634	737	36	63	2,470
Total commercial loans (excluding PCI)	348,846	123,008	21,067	19,324	512,245
Total commercial PCI loans (carrying value)	—	—	—	—	—
Total commercial loans	$348,846	123,008	21,067	19,324	512,245
December 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$348,158	120,176	22,411	19,443	510,188
30-89 DPD and still accruing	508	207	53	163	931
90+ DPD and still accruing	43	51	—	—	94
Nonaccrual loans	1,486	580	32	90	2,188
Total commercial loans (excluding PCI)	350,195	121,014	22,496	19,696	513,401
Total commercial PCI loans (carrying value)	4	—	—	—	4
Total commercial loans	$350,199	121,014	22,496	19,696	513,405

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
Table 6.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2019
By delinquency status:
Current-29 DPD	271,144	31,374	37,925	44,554	34,383	419,380
30-59 DPD	1,311	250	258	808	97	2,724
60-89 DPD	436	115	188	232	70	1,041
90-119 DPD	196	63	152	69	68	548
120-179 DPD	177	70	297	1	22	567
180+ DPD	630	181	—	—	14	825
Government insured/guaranteed loans (1)	11,172	—	—	—	—	11,172
Loans held at fair value	202	—	—	—	—	202
Total consumer loans (excluding PCI)	285,268	32,053	38,820	45,664	34,654	436,459
Total consumer PCI loans (carrying value) (2)	1,159	15	—	—	—	1,174
Total consumer loans	286,427	32,068	38,820	45,664	34,654	437,633
December 31, 2018
By delinquency status:
Current-29 DPD	263,881	33,644	38,008	43,604	35,794	414,931
30-59 DPD	1,411	247	292	1,040	140	3,130
60-89 DPD	549	126	212	314	87	1,288
90-119 DPD	257	74	192	109	80	712
120-179 DPD	225	77	320	2	27	651
180+ DPD	822	213	1	—	20	1,056
Government insured/guaranteed loans (1)	12,688	—	—	—	—	12,688
Loans held at fair value	244	—	—	—	—	244
Total consumer loans (excluding PCI)	280,077	34,381	39,025	45,069	36,148	434,700
Total consumer PCI loans (carrying value) (2)	4,988	17	—	—	—	5,005
Total consumer loans	285,065	34,398	39,025	45,069	36,148	439,705

(1)
Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA. Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $6.5 billion at June 30, 2019, compared with $7.7 billion at December 31, 2018.

(2)	23% of the adjusted unpaid principal balance for consumer PCI loans are 30+ DPD at June 30, 2019, compared with 18% at December 31, 2018.

Of the $1.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2019, $739 million was accruing, compared with $2.4 billion past due and $885 million accruing at December 31, 2018.
Real estate 1-4 family first mortgage loans 180 days or more past due totaled $630 million, or 0.2% of total first mortgages (excluding PCI), at June 30, 2019, compared with $822 million, or 0.3%, at December 31, 2018.

Table 6.11 provides a breakdown of our consumer portfolio by FICO. Substantially all of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $8.6 billion at June 30, 2019, and $8.9 billion at December 31, 2018.
Table 6.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
June 30, 2019
By FICO:
< 600	3,539	1,297	3,064	6,442	707	15,049
600-639	2,559	897	2,670	4,498	677	11,301
640-679	5,276	1,720	6,313	6,386	1,757	21,452
680-719	12,898	3,620	9,415	7,475	3,283	36,691
720-759	27,807	4,947	8,022	7,051	4,164	51,991
760-799	61,007	6,001	5,323	6,240	4,999	83,570
800+	157,049	12,346	3,879	7,464	8,011	188,749
No FICO available	3,759	1,225	134	108	2,434	7,660
FICO not required	—	—	—	—	8,622	8,622
Government insured/guaranteed loans (1)	11,374	—	—	—	—	11,374
Total consumer loans (excluding PCI)	285,268	32,053	38,820	45,664	34,654	436,459
Total consumer PCI loans (carrying value) (2)	1,159	15	—	—	—	1,174
Total consumer loans	286,427	32,068	38,820	45,664	34,654	437,633
December 31, 2018
By FICO:
< 600	4,273	1,454	3,292	7,071	697	16,787
600-639	2,974	994	2,777	4,431	725	11,901
640-679	5,810	1,898	6,464	6,225	1,822	22,219
680-719	13,568	3,908	9,445	7,354	3,384	37,659
720-759	27,258	5,323	7,949	6,853	4,395	51,778
760-799	57,193	6,315	5,227	5,947	5,322	80,004
800+	151,465	13,190	3,794	7,099	8,411	183,959
No FICO available	4,604	1,299	77	89	2,507	8,576
FICO not required	—	—	—	—	8,885	8,885
Government insured/guaranteed loans (1)	12,932	—	—	—	—	12,932
Total consumer loans (excluding PCI)	280,077	34,381	39,025	45,069	36,148	434,700
Total consumer PCI loans (carrying value) (2)	4,988	17	—	—	—	5,005
Total consumer loans	285,065	34,398	39,025	45,069	36,148	439,705

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)
44% of the adjusted unpaid principal balance for consumer PCI loans have FICO scores less than 680 and 16% where no FICO is available to us at June 30, 2019, compared with 45% and 15%, respectively, at December 31, 2018.

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

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.12: Consumer Loans by LTV/CLTV

	June 30, 2019			December 31, 2018
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$145,884	15,004	160,888	147,666	15,753	163,419
60.01-80%	110,919	10,452	121,371	104,477	11,183	115,660
80.01-100%	14,763	4,387	19,150	12,372	4,874	17,246
100.01-120% (1)	1,052	1,350	2,402	1,211	1,596	2,807
> 120% (1)	412	480	892	484	578	1,062
No LTV/CLTV available	864	380	1,244	935	397	1,332
Government insured/guaranteed loans (2)	11,374	—	11,374	12,932	—	12,932
Total consumer loans (excluding PCI)	285,268	32,053	317,321	280,077	34,381	314,458
Total consumer PCI loans (carrying value) (3)	1,159	15	1,174	4,988	17	5,005
Total consumer loans	$286,427	32,068	318,495	285,065	34,398	319,463

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	12% of the adjusted unpaid principal balance for consumer PCI loans have LTV/CLTV amounts greater than 80% at June 30, 2019, compared with 10% at December 31, 2018.

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.13: Nonaccrual Loans

(in millions)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$1,634	1,486
Real estate mortgage	737	580
Real estate construction	36	32
Lease financing	63	90
Total commercial	2,470	2,188
Consumer:
Real estate 1-4 family first mortgage	2,425	3,183
Real estate 1-4 family junior lien mortgage	868	945
Automobile	115	130
Other revolving credit and installment	44	50
Total consumer	3,452	4,308
Total nonaccrual loans (excluding PCI)	$5,922	6,496

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $3.7 billion and $4.6 billion at June 30, 2019, and December 31, 2018, respectively, which included $2.9 billion and $3.2 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on consumer real estate loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $156 million at June 30, 2019, and $370 million at December 31, 2018, are not included in past due and still accruing loans even when they are 90 days or more contractually past due. PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing (1)

(in millions)	Jun 30, 2019	Dec 31, 2018
Total (excluding PCI):	$7,258	8,704
Less: FHA insured/VA guaranteed (1)	6,478	7,725
Total, not government insured/guaranteed	$780	979
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$17	43
Real estate mortgage	24	51
Real estate construction	—	—
Total commercial	41	94
Consumer:
Real estate 1-4 family first mortgage	108	124
Real estate 1-4 family junior lien mortgage	27	32
Credit card	449	513
Automobile	63	114
Other revolving credit and installment	92	102
Total consumer	739	885
Total, not government insured/guaranteed	$780	979

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Note 6: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS Table 6.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. Table 6.15 includes trial modifications that totaled $127 million at June 30, 2019, and $149 million at December 31, 2018.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance (1)	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2019
Commercial:
Commercial and industrial	$2,963	2,169	1,991	303
Real estate mortgage	1,297	1,142	1,078	134
Real estate construction	82	54	53	10
Lease financing	91	82	82	20
Total commercial	4,433	3,447	3,204	467
Consumer:
Real estate 1-4 family first mortgage (2)	8,803	8,307	3,782	451
Real estate 1-4 family junior lien mortgage	1,781	1,603	1,040	174
Credit card	487	486	486	194
Automobile	144	85	45	9
Other revolving credit and installment	166	160	142	41
Total consumer (3)	11,381	10,641	5,495	869
Total impaired loans (excluding PCI)	$15,814	14,088	8,699	1,336
December 31, 2018
Commercial:
Commercial and industrial	$3,057	2,030	1,730	319
Real estate mortgage	1,228	1,032	1,009	154
Real estate construction	74	47	46	9
Lease financing	146	112	112	32
Total commercial	4,505	3,221	2,897	514
Consumer:
Real estate 1-4 family first mortgage	12,309	10,738	4,420	525
Real estate 1-4 family junior lien mortgage	1,886	1,694	1,133	183
Credit card	449	449	449	172
Automobile	153	89	43	8
Other revolving credit and installment	162	156	136	41
Total consumer (3)	14,959	13,126	6,181	929
Total impaired loans (excluding PCI)	$19,464	16,347	9,078	1,443

(1)	Excludes the unpaid principal balance for loans that have been fully charged off or otherwise have zero recorded investment.

(2)	Impaired loans includes reduction of $1.7 billion reclassified to MLHFS.

(3)
Includes the recorded investment of $1.2 billion at June 30, 2019, and $1.3 billion at December 31, 2018, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $478 million and $513 million at June 30, 2019 and December 31, 2018, respectively.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 6.16: Average Recorded Investment in Impaired Loans

	Quarter ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,285	50	2,212	43	2,249	73	2,318	79
Real estate mortgage	1,116	16	1,299	22	1,079	31	1,266	50
Real estate construction	55	—	62	1	53	2	60	2
Lease financing	88	—	138	1	98	—	132	1
Total commercial	3,544	66	3,711	67	3,479	106	3,776	132
Consumer:
Real estate 1-4 family first mortgage	9,398	128	11,772	167	9,950	281	11,921	339
Real estate 1-4 family junior lien mortgage	1,630	26	1,832	29	1,654	52	1,861	58
Credit card	480	16	398	12	470	31	384	22
Automobile	86	3	82	3	87	7	83	6
Other revolving credit and installment	158	3	140	3	157	7	136	5
Total consumer	11,752	176	14,224	214	12,318	378	14,385	430
Total impaired loans (excluding PCI)	$15,296	242	17,935	281	15,797	484	18,161	562
Interest income:
Cash basis of accounting		$76		84		135		165
Other (1)		166		197		349		397
Total interest income		$242		281		484		562

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $12.6 billion and $15.5 billion at June 30, 2019 and December 31, 2018, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2019
Commercial:
Commercial and industrial	$—	34	180	214	26	0.34%	$34
Real estate mortgage	—	24	95	119	—	0.49	24
Real estate construction	13	—	13	26	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	13	58	288	359	26	0.40	58
Consumer:
Real estate 1-4 family first mortgage	28	2	181	211	—	1.83	19
Real estate 1-4 family junior lien mortgage	1	11	21	33	1	2.39	11
Credit card	—	89	—	89	—	13.35	89
Automobile	2	3	14	19	8	4.13	3
Other revolving credit and installment	—	12	1	13	—	7.67	12
Trial modifications (6)	—	—	5	5	—	—	—
Total consumer	31	117	222	370	9	10.06	134
Total	$44	175	510	729	35	7.17%	$192
Quarter ended June 30, 2018
Commercial:
Commercial and industrial	$3	5	449	457	14	0.58%	$5
Real estate mortgage	—	11	121	132	—	0.67	11
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	3	16	571	590	14	0.64	16
Consumer:
Real estate 1-4 family first mortgage	64	8	286	358	2	2.26	31
Real estate 1-4 family junior lien mortgage	2	12	30	44	2	1.66	13
Credit card	—	83	—	83	—	13.19	83
Automobile	2	4	11	17	5	6.49	4
Other revolving credit and installment	—	10	2	12	—	7.95	10
Trial modifications (6)	—	—	17	17	—	—	—
Total consumer	68	117	346	531	9	9.17	141
Total	$71	133	917	1,121	23	8.30%	$157

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2019
Commercial:
Commercial and industrial	$—	45	734	779	39	0.42%	$45
Real estate mortgage	—	26	168	194	—	0.54	26
Real estate construction	13	—	16	29	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	13	71	918	1,002	39	0.47	71
Consumer:
Real estate 1-4 family first mortgage	63	5	475	543	1	1.89	38
Real estate 1-4 family junior lien mortgage	3	22	46	71	2	2.34	23
Credit card	—	186	—	186	—	13.27	186
Automobile	4	4	26	34	14	4.55	4
Other revolving credit and installment	—	23	4	27	—	7.63	23
Trial modifications (6)	—	—	5	5	—	—	—
Total consumer	70	240	556	866	17	10.17	274
Total	$83	311	1,474	1,868	56	8.18%	$345
Six months ended June 30, 2018
Commercial:
Commercial and industrial	$3	14	937	954	20	0.88%	$14
Real estate mortgage	—	17	219	236	—	0.89	17
Real estate construction	—	—	4	4	—	—	—
Lease financing	—	—	39	39	—	—	—
Total commercial	3	31	1,199	1,233	20	0.88	31
Consumer:
Real estate 1-4 family first mortgage	110	18	592	720	3	2.33	66
Real estate 1-4 family junior lien mortgage	3	20	58	81	3	1.89	22
Credit card	—	169	—	169	—	12.24	169
Automobile	3	8	25	36	14	6.48	8
Other revolving credit and installment	—	25	4	29	—	7.95	25
Trial modifications (6)	—	—	32	32	—	—	—
Total consumer	116	240	711	1,067	20	8.67	290
Total	$119	271	1,910	2,300	40	7.92%	$321

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $323 million and $381 million for the quarters ended June 30, 2019 and 2018, respectively, and $683 million and $884 million for the first half of 2019 and 2018, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $3 million and $14 million for the quarters ended June 30, 2019 and 2018, and $6 million and $17 million for the first half of 2019 and 2018, respectively.

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

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Commercial:
Commercial and industrial	$25	7	48	93
Real estate mortgage	5	14	33	40
Real estate construction	—	16	3	16
Total commercial	30	37	84	149
Consumer:
Real estate 1-4 family first mortgage	13	15	24	33
Real estate 1-4 family junior lien mortgage	4	2	9	7
Credit card	21	24	42	37
Automobile	4	4	7	7
Other revolving credit and installment	1	1	3	2
Total consumer	43	46	85	86
Total	$73	83	169	235

Purchased Credit-Impaired Loans
Table 6.19 presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 6.19: PCI Loans

(in millions)	Jun 30, 2019	Dec 31, 2018
Total commercial	$—	4
Consumer:
Real estate 1-4 family first mortgage	1,159	4,988
Real estate 1-4 family junior lien mortgage	15	17
Total consumer	1,174	5,005
Total PCI loans (carrying value)	$1,174	5,009
Total PCI loans (unpaid principal balance)	$1,952	7,348

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee.

As a Lessor
Table 7.1 presents the composition of our leasing revenue and Table 7.2 provides the components of our investment in lease financing.

Table 7.1: Leasing Revenue

(in millions)	Quarter ended June 30, 2019	Six months ended June 30, 2019
Interest income on lease financing	$224	447
Other lease revenues:
Variable revenues on lease financing	26	50
Fixed revenues on operating leases	357	730
Variable revenues on operating leases	14	32
Other lease-related revenues (1)	27	55
Lease income	424	867
Total leasing revenue	$648	1,314

(1)	Predominantly includes net gains on disposition of assets leased under operating leases or lease financings.

Table 7.2: Investment in Lease Financing

(in millions)	Jun 30, 2019
Lease receivables	$17,735
Residual asset values	4,244
Unearned income	(2,655)
Lease financing	$19,324

Our net investment in financing and sales-type leases includes $2.1 billion of leveraged leases at June 30, 2019.
As shown in Table 9.1, included in Note 9 (Other Assets), we had $8.7 billion in operating lease assets at June 30, 2019, which was net of $3.2 billion of accumulated depreciation. Depreciation expense for the lease assets was $219 million and $448 million in the second quarter and first half of 2019, respectively.

Table 7.3 presents future lease payments owed by our lessees.

Table 7.3: Maturities of Lease Receivables

	June 30, 2019
(in millions)	Direct financing and sales- type leases	Operating leases
Remainder of 2019	$3,036	535
2020	5,167	880
2021	4,004	591
2022	2,127	407
2023	1,219	269
Thereafter	2,182	605
Total lease receivables	$17,735	3,287

As a Lessee
Substantially all of our leases are operating leases. Table 7.4 presents balances for our operating leases.

Table 7.4: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2019
ROU assets	$4,776
Lease liabilities	5,302

Table 7.5 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 7.5: Lease Costs

(in millions)	Quarter ended June 30, 2019	Six months ended June 30, 2019
Fixed lease expense - operating leases	$291	588
Variable lease expense	80	153
Other (1)	(9)	(17)
Total lease costs	$362	724

(1)	Predominantly includes sublease rental income and gains recognized from sale leaseback transactions.

Note 7: Leasing Activity (continued)

Tables 7.6 and 7.7 provide the future lease payments under operating leases as of December 31, 2018 and June 30, 2019, respectively. Table 7.7 also includes information on the remaining average lease term and discount rate.
Table 7.6: Lease Payments on Operating Leases Prior to Adoption of ASU 2016-02 - Leases

(in millions)	December 31, 2018
2019	$1,174
2020	1,056
2021	880
2022	713
2023	577
Thereafter	1,654
Total	$6,054

Table 7.7: Lease Payments on Operating Leases Subsequent to Adoption of ASU 2016-02 - Leases

(in millions, except for weighted averages)	June 30, 2019
Remainder of 2019	$566
2020	1,127
2021	947
2022	792
2023	654
Thereafter	2,054
Total lease payments	6,140
Less: imputed interest	838
Total operating lease liabilities	$5,302
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	3.2%

Our operating leases predominantly expire within the next 15 years, with the longest lease expiring in 2105. We do not include renewal or termination options in the establishment of the lease term when we are not reasonably certain that we will exercise them. As of June 30, 2019, we had additional operating leases commitments of $72 million, predominantly for real estate, which leases had not yet commenced. These leases will commence by 2020 and have lease terms of 1 year to 11 years.

Note 8: Equity Securities
Table 8.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 8.1: Equity Securities

	Jun 30,	Dec 31,
(in millions)	2019	2018
Held for trading at fair value:
Marketable equity securities	$23,327	19,449
Not held for trading:
Fair value:
Marketable equity securities (1)	5,379	4,513
Nonmarketable equity securities	7,244	5,594
Total equity securities at fair value	12,623	10,107
Equity method:
Low-income housing tax credit investments	11,162	10,999
Private equity	3,352	3,832
Tax-advantaged renewable energy	3,051	3,073
New market tax credit and other	294	311
Total equity method	17,859	18,215
Other:
Federal Reserve Bank stock and other at cost (2)	5,622	5,643
Private equity (3)	2,106	1,734
Total equity securities not held for trading	38,210	35,699
Total equity securities	$61,537	55,148

(1)	Includes $3.5 billion and $3.2 billion at June 30, 2019, and December 31, 2018, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)	Includes $5.6 billion and $5.6 billion at June 30, 2019 and December 31, 2018, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(3)	Represents nonmarketable equity securities accounted for under the measurement alternative.

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

FAIR VALUE Marketable equity securities held for purposes other than trading primarily consist of exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans and to a lesser extent other holdings of publicly traded equity securities held for investment purposes. We account for certain nonmarketable equity securities under the fair value method, and substantially all of these securities are economically hedged with equity derivatives.

EQUITY METHOD Our equity method investments consist of tax credit and private equity investments, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In the second quarter and first half of 2019, we recognized pre-tax losses of $298 million and $571 million, respectively, related to our LIHTC investments, compared with $287 million and $567 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $376 million and $746 million in the second quarter and first half of 2019, respectively, which included tax credits recorded to income taxes of $303 million and $605 million for the same periods, respectively. In the second quarter and first half of 2018, total tax benefits were $352 million and $711 million, respectively, which included tax credits of $281 million and $571 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $3.9 billion at June 30, 2019, and $3.6 billion at December 31, 2018. This liability for unfunded commitments is included in long-term debt.

OTHER The remaining portion of our nonmarketable equity securities portfolio consists of securities accounted for using the cost or measurement alternative method.

Note 8: Equity Securities (continued)

Realized Gains and Losses Not Held for Trading
Table 8.2 provides a summary of the net gains and losses from equity securities not held for trading. Gains and losses for securities held for trading are reported in net gains from trading activities.

Table 8.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$264	28	641	36
Nonmarketable equity securities	732	594	1,668	703
Total equity securities carried at fair value	996	622	2,309	739
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(31)	(237)	(67)	(257)
Net unrealized gains related to measurement alternative observable transactions	146	35	331	263
Net realized gains on sale	169	399	406	897
All other	—	16	—	34
Total nonmarketable equity securities not carried at fair value	284	213	670	937
Net losses from economic hedge derivatives (1)	(658)	(540)	(1,543)	(598)
Total net gains from equity securities	$622	295	1,436	1,078

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 8.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 8.2.
Table 8.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$157	43	342	271
Gross unrealized losses due to observable price changes	(11)	(8)	(11)	(8)
Impairment write-downs	(11)	(5)	(33)	(12)
Realized net gains from sale	102	16	125	91
Total net gains recognized during the period	$237	46	423	342
Table 8.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held as of the balance sheet date.

Table 8.4: Measurement Alternative Cumulative Gains (Losses)

	Jun 30,	Dec 31,
(in millions)	2019	2018
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$733	415
Gross unrealized losses due to observable price changes	(36)	(25)
Impairment write-downs	(52)	(33)

Note 9: Other Assets
Table 9.1 presents the components of other assets.
Table 9.1: Other Assets

(in millions)	Jun 30, 2019	Dec 31, 2018
Corporate/bank-owned life insurance	$19,912	19,751
Accounts receivable (1)	26,213	34,281
Interest receivable	6,177	6,084
Customer relationship and other amortized intangibles	479	545
Foreclosed assets:
Residential real estate:
Government insured/guaranteed	68	88
Non-government insured/guaranteed	185	229
Other	124	134
Operating lease assets (lessor)	8,663	9,036
Operating lease ROU assets (lessee) (2)	4,776	—
Due from customers on acceptances	272	258
Other	9,489	9,444
Total other assets	$76,358	79,850

(1)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. For more information, see Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K.

(2)
We recognized operating lease right of use (ROU) assets effective January 1, 2019, in connection with the adoption of ASU 2016-02 – Leases. For more information, see Note 1 (Summary of Significant Accounting Policies).

Note 10: Securitizations and Variable Interest Entities (continued)

Note 10: Securitizations and Variable Interest Entities
Involvement with Special Purpose Entities (SPEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with SPEs, which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For further description of our involvement with SPEs, see Note 9 (Securitizations and Variable Interest Entities) in our 2018 Form 10-K.

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
Table 10.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 10.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings		Total
June 30, 2019
Cash and due from banks	$—	11		—	11
Interest-earning deposits with banks	—	8		—	8
Debt securities:
Trading debt securities	2,072	60		200	2,332
Available-for-sale debt securities (1)	1,879	—		68	1,947
Held-to-maturity debt securities	560	—		—	560
Loans	1,214	13,602		87	14,903
Mortgage servicing rights	12,354	—		—	12,354
Derivative assets	143	—		—	143
Equity securities	11,211	121		—	11,332
Other assets	—	208		2	210
Total assets	29,433	14,010		357	43,800
Short-term borrowings	—	—		263	263
Derivative liabilities	1	1	(2)	—	2
Accrued expenses and other liabilities	198	201	(2)	2	401
Long-term debt	3,857	748	(2)	85	4,690
Total liabilities	4,056	950		350	5,356
Noncontrolling interests	—	41		—	41
Net assets	$25,377	13,019		7	38,403
December 31, 2018
Cash and due from banks	$—	139		—	139
Interest-earning deposits with banks	—	8		—	8
Debt securities:
Trading debt securities	2,110	45		200	2,355
Available-for-sale debt securities (1)	2,686	—		317	3,003
Held-to-maturity debt securities	510	—		—	510
Loans	1,433	13,564		94	15,091
Mortgage servicing rights	14,761	—		—	14,761
Derivative assets	53	—		—	53
Equity securities	11,041	85		—	11,126
Other assets	—	221		6	227
Total assets	32,594	14,062		617	47,273
Short-term borrowings	—	—		493	493
Derivative liabilities	26	—	(2)	—	26
Accrued expenses and other liabilities	231	191	(2)	8	430
Long-term debt	3,870	816	(2)	93	4,779
Total liabilities	4,127	1,007		594	5,728
Noncontrolling interests	—	34		—	34
Net assets	$28,467	13,021		23	41,511

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA.

(2)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

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
Table 10.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
June 30, 2019
Residential mortgage loan securitizations:
Conforming (2)	$1,132,124	2,367	11,420	—	(136)	13,651
Other/nonconforming	9,438	37	57	—	—	94
Commercial mortgage securitizations	154,690	2,041	877	85	(42)	2,961
Collateralized debt obligations:
Debt securities	637	—	—	4	(20)	(16)
Asset-based finance structures	244	143	—	—	—	143
Tax credit structures	36,888	12,232	—	—	(3,857)	8,375
Collateralized loan obligations	176	1	—	—	—	1
Investment funds	210	49	—	—	—	49
Other (3)	1,508	66	—	53	—	119
Total	$1,335,915	16,936	12,354	142	(4,055)	25,377
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,367	11,420	—	902	14,689
Other/nonconforming		37	57	—	—	94
Commercial mortgage securitizations		2,041	877	85	12,007	15,010
Collateralized debt obligations:
Debt securities		—	—	4	20	24
Asset-based finance structures		143	—	—	71	214
Tax credit structures		12,232	—	—	1,373	13,605
Collateralized loan obligations		1	—	—	—	1
Investment funds		49	—	—	—	49
Other (3)		66	—	54	159	279
Total		$16,936	12,354	143	14,532	43,965
(continued on following page)

Note 10: Securitizations and Variable Interest Entities (continued)

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

(1)
Includes total equity interests of $11.2 billion and $11.0 billion at June 30, 2019, and December 31, 2018, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $551 million and $1.2 billion at June 30, 2019, and December 31, 2018, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

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
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 9 (Securitizations and Variable Interest Entities) in our 2018 Form 10-K.

INVESTMENT FUNDS We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the second quarter and first half of 2019 was $10 million and $20 million, respectively, compared with $12 million and $25 million, respectively, in the same periods of 2018.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.1 billion and $2.0 billion at June 30, 2019 and December 31, 2018, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These VIEs are not included in the preceding table.

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
Table 10.3: Cash Flows From Sales and Securitization Activity

	Mortgage loans
(in millions)	2019	2018
Quarter ended June 30,
Proceeds from securitizations and whole loan sales	$39,697	51,990
Fees from servicing rights retained	786	830
Cash flows from other interests held (1)	133	168
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1	1
Agency securitizations (3)	27	19
Servicing advances, net of repayments	(54)	(7)
Six months ended June 30,
Proceeds from securitizations and whole loan sales	$76,204	102,577
Fees from servicing rights retained	1,566	1,675
Cash flows from other interests held (1)	244	353
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1	2
Agency securitizations (3)	44	52
Servicing advances, net of repayments	(93)	(43)

(1)
Cash flows from other interests held include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips. We also received $1 million in both the second quarter and first half of 2018 related to other financial assets.

(2)	Consists of cash paid to repurchase loans from investors and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Second quarter and first half of 2019 exclude $1.3 billion and $3.2 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $1.8 billion and $4.7 billion, respectively, in the same periods of 2018. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the second quarter and first half of 2019, we recognized net gains of $119 million and $180 million, respectively, from transfers accounted for as sales of financial assets, in which we have continuing involvement with the transferred assets, compared with $54 million and $112 million, respectively, in the same periods of 2018. Net gains recognized in the second quarter and first half of 2018 were revised from the amounts previously reported to exclude transfers for which we do not have continuing involvement. These net gains predominantly relate to commercial mortgage securitizations, and residential mortgage securitizations where the loans were not already carried at fair value.
Sales with continuing involvement during the second quarter and first half of 2019 and 2018 largely related to securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), including FNMA, FHLMC and GNMA (conforming residential mortgage securitizations). During the second quarter and first half of 2019, we transferred $36.7 billion and $70.8 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $47.7 billion and $95.0 billion, respectively, in the same periods of 2018. Substantially all of these transfers did not result in a gain or loss because the loans were already carried at fair value. In connection with all of these transfers, in the first half of 2019, we recorded a $707 million servicing asset, measured at fair value using a Level 3 measurement technique, securities of $3.4 billion, classified as Level 2, and a $8 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first half of 2018, we recorded a $988 million servicing asset, securities of $1.8 billion, and a $7 million liability.
Table 10.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 10.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2019	2018
Quarter ended June 30,
Prepayment speed (1)	13.5%	10.7
Discount rate	7.5	7.4
Cost to service ($ per loan) (2)	$121	146
Six months ended June 30,
Prepayment speed (1)	13.5%	10.1
Discount rate	7.7	7.4
Cost to service ($ per loan) (2)	$109	132

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
During the second quarter and first half of 2019, we transferred $3.4 billion and $6.1 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared

Note 10: Securitizations and Variable Interest Entities (continued)

with $4.4 billion and $7.5 billion, respectively, in the same periods of 2018. These transfers resulted in gains of $74 million and $121 million in the second quarter and first half of 2019, respectively, because the loans were carried at LOCOM, compared with gains of $60 million and $129 million in the same periods of 2018. In connection with these transfers, in the first half of 2019, we recorded a servicing asset of $59 million, initially measured at fair value using a Level 3 measurement technique, and no securities. In the first half of 2018, we recorded a servicing asset of $73 million and securities of $208 million.

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
Table 10.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Commercial
($ in millions, except cost to service amounts)			Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2019	$12,096	14	706	302
Expected weighted-average life (in years)	5.6	3.4	7.2	5.3
Key economic assumptions:
Prepayment speed assumption (2)	12.2%	18.8
Decrease in fair value from:
10% adverse change	$526	1
25% adverse change	1,239	1
Discount rate assumption	7.4%	13.9	3.5	2.8
Decrease in fair value from:
100 basis point increase	$499	—	41	14
200 basis point increase	954	—	79	26
Cost to service assumption ($ per loan)	104
Decrease in fair value from:
10% adverse change	283
25% adverse change	707
Credit loss assumption			4.4%	—
Decrease in fair value from:
10% higher losses			$2	—
25% higher losses			5	—
Fair value of interests held at December 31, 2018	$14,649	16	668	309
Expected weighted-average life (in years)	6.5	3.6	7.0	5.7
Key economic assumptions:
Prepayment speed assumption (2)	9.9%	17.7
Decrease in fair value from:
10% adverse change	$530	1
25% adverse change	1,301	1
Discount rate assumption	8.1%	14.5	4.3	3.7
Decrease in fair value from:
100 basis point increase	$615	—	37	14
200 basis point increase	1,176	1	72	28
Cost to service assumption ($ per loan)	106
Decrease in fair value from:
10% adverse change	316
25% adverse change	787
Credit loss assumption			5.1%	—
Decrease in fair value from:
10% higher losses			$2	—
25% higher losses			5	—

(1)	See narrative following this table for a discussion of commercial mortgage servicing rights.

(2)
The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

In addition to residential MSRs included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.9 billion and $2.3 billion at June 30, 2019, and December 31, 2018, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Similarly, prepayment speed assumptions do not significantly impact the value of the commercial mortgage securitization bonds. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2019, and December 31, 2018, results in a decrease in fair value of $231 million and $320 million, respectively. See Note 11 (Mortgage Banking Activities) for further information on our commercial MSRs.
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
Table 10.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended Jun 30,
(in millions)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	2019	2018
Commercial:
Real estate mortgage	$107,239	105,173	955	1,008	89	151
Total commercial	107,239	105,173	955	1,008	89	151
Consumer:
Real estate 1-4 family first mortgage	1,045,840	1,097,128	7,650	8,947	110	250
Total consumer	1,045,840	1,097,128	7,650	8,947	110	250
Total off-balance sheet sold or securitized loans (2)	$1,153,079	1,202,301	8,605	9,955	199	401

(1)	Includes $583 million and $675 million of commercial foreclosed assets and $507 million and $582 million of consumer foreclosed assets at June 30, 2019, and December 31, 2018, respectively.

(2)
At June 30, 2019, and December 31, 2018, the table includes total loans of $1.1 trillion at both dates, delinquent loans of $5.7 billion and $6.4 billion, and foreclosed assets of $364 million and $442 million, respectively, for FNMA, FHLMC and GNMA. Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

Note 10: Securitizations and Variable Interest Entities (continued)

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
Table 10.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
June 30, 2019
Secured borrowings:
Municipal tender option bond securitizations	$263	270	(265)	—	5
Residential mortgage securitizations	87	87	(85)	—	2
Total secured borrowings	350	357	(350)	—	7
Consolidated VIEs:
Commercial and industrial loans and leases	7,742	7,728	(490)	(13)	7,225
Nonconforming residential mortgage loan securitizations	1,475	1,288	(452)	—	836
Commercial real estate loans	4,794	4,794	—	—	4,794
Investment funds	194	194	(6)	(24)	164
Other	6	6	(2)	(4)	—
Total consolidated VIEs	14,211	14,010	(950)	(41)	13,019
Total secured borrowings and consolidated VIEs	$14,561	14,367	(1,300)	(41)	13,026
December 31, 2018
Secured borrowings:
Municipal tender option bond securitizations	$627	523	(501)	—	22
Residential mortgage securitizations	95	94	(93)	—	1
Total secured borrowings	722	617	(594)	—	23
Consolidated VIEs:
Commercial and industrial loans and leases	8,215	8,204	(477)	(14)	7,713
Nonconforming residential mortgage loan securitizations	1,947	1,732	(521)	—	1,211
Commercial real estate loans	3,957	3,957	—	—	3,957
Investment funds	155	155	(5)	(15)	135
Other	14	14	(4)	(5)	5
Total consolidated VIEs	14,288	14,062	(1,007)	(34)	13,021
Total secured borrowings and consolidated VIEs	$15,010	14,679	(1,601)	(34)	13,044

For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvements with consolidated VIEs, see Note 9 (Securitizations and Variable Interest Entities) in our 2018 Form 10-K.

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
Table 11.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Fair value, beginning of period	$13,336	15,041	14,649	13,625
Servicing from securitizations or asset transfers (1)	400	486	741	1,059
Sales and other (2)	(1)	(1)	(282)	(5)
Net additions	399	485	459	1,054
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(1,153)	376	(2,093)	1,629
Servicing and foreclosure costs (4)	(22)	30	(10)	64
Discount rates (5)	(109)	—	(9)	—
Prepayment estimates and other (6)	206	(61)	143	(18)
Net changes in valuation model inputs or assumptions	(1,078)	345	(1,969)	1,675
Changes due to collection/realization of expected cash flows over time	(561)	(460)	(1,043)	(943)
Total changes in fair value	(1,639)	(115)	(3,012)	732
Fair value, end of period	$12,096	15,411	12,096	15,411

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

Table 11.2 presents the changes in amortized MSRs.

Table 11.2: Analysis of Changes in Amortized MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$1,427	1,411	1,443	1,424
Purchases	16	22	40	40
Servicing from securitizations or asset transfers	33	39	59	73
Amortization	(69)	(65)	(135)	(130)
Balance, end of period (1)	$1,407	1,407	1,407	1,407
Fair value of amortized MSRs:
Beginning of period	$2,149	2,307	2,288	2,025
End of period	1,897	2,309	1,897	2,309

(1)
Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) for multi-family properties and non-agency. There was no valuation allowance recorded for the periods presented on the commercial amortized MSRs.

Note 11: Mortgage Banking Activities (continued)

We present the components of our managed servicing portfolio in Table 11.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 11.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2019	Dec 31, 2018
Residential mortgage servicing:
Serviced for others	$1,107	1,164
Owned loans serviced	340	334
Subserviced for others	5	4
Total residential servicing	1,452	1,502
Commercial mortgage servicing:
Serviced for others	548	543
Owned loans serviced	123	121
Subserviced for others	9	9
Total commercial servicing	680	673
Total managed servicing portfolio	$2,132	2,175
Total serviced for others	$1,655	1,707
Ratio of MSRs to related loans serviced for others	0.82%	0.94

Table 11.4 presents the components of mortgage banking noninterest income.
Table 11.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2019	2018	2019	2018
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$846	901	1,686	1,817
Late charges		30	42	63	86
Ancillary fees		38	47	76	87
Unreimbursed direct servicing costs (1)		(84)	(85)	(154)	(179)
Net servicing fees		830	905	1,671	1,811
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(1,078)	345	(1,969)	1,675
Changes due to collection/realization of expected cash flows over time		(561)	(460)	(1,043)	(943)
Total changes in fair value of MSRs carried at fair value		(1,639)	(115)	(3,012)	732
Amortization		(69)	(65)	(135)	(130)
Net derivative gains (losses) from economic hedges (3)	(B)	1,155	(319)	2,117	(1,539)
Total servicing income, net		277	406	641	874
Net gains on mortgage loan origination/sales activities (4)		481	364	825	830
Total mortgage banking noninterest income		$758	770	1,466	1,704
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$77	26	148	136

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 11.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 15 (Derivatives) for additional discussion and detail.

(4)
Includes net gains (losses) of $(283) million and $(434) million in the second quarter and first half of 2019, respectively, and $134 million and $759 million in the second quarter and first half of 2018, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Note 12: Intangible Assets
Table 12.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 12.1: Intangible Assets

	June 30, 2019			December 31, 2018
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,260	(2,853)	1,407	4,161	(2,718)	1,443
Core deposit intangibles	—	—	—	12,834	(12,834)	—
Customer relationship and other intangibles	3,937	(3,458)	479	3,994	(3,449)	545
Total amortized intangible assets	$8,197	(6,311)	1,886	20,989	(19,001)	1,988
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$12,096			14,649
Goodwill	26,415			26,418
Trademark	14			14

(1)	Balances are excluded commencing in the period following full amortization.

(2)	See Note 11 (Mortgage Banking Activities) for additional information on MSRs.

Table 12.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2019. Future amortization expense may vary from these projections.

Table 12.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Six months ended June 30, 2019 (actual)	$135	59	194
Estimate for the remainder of 2019	$136	55	191
Estimate for year ended December 31,
2020	249	95	344
2021	213	81	294
2022	188	68	256
2023	159	59	218
2024	134	48	182

Note 12: Intangible Assets (continued)

Table 12.3 shows the allocation of goodwill to our reportable operating segments.
Table 12.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2017	$16,849	8,455	1,283	26,587
Reclassification of goodwill held for sale to other assets	(155)	—	—	(155)
Reduction in goodwill related to divested businesses and other	—	(3)	—	(3)
June 30, 2018 (1)	$16,694	8,452	1,283	26,429
December 31, 2018	$16,685	8,450	1,283	26,418
Reclassification of goodwill held for sale to other assets	—	—	(7)	(7)
Foreign currency translation	—	4	—	4
June 30, 2019 (1)	$16,685	8,454	1,276	26,415

(1)
At June 30, 2018, others assets included goodwill classified as held-for-sale of $155 million related to the sales agreements for Reliable Financial Services, Inc. and the branch divestitures announced in June 2018. At June 30, 2019, other assets included goodwill classified as held-for-sale of $7 million related to the sale of our Institutional Retirement and Trust business, which was announced in April 2019 and closed on July 1, 2019.

We assess goodwill for impairment at a reporting unit level, which is one level below the operating segments. See Note 22 (Operating Segments) for further information on management reporting.

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, securities lending and other indemnifications, written put options, recourse obligations, and other types of similar arrangements. For complete descriptions of our guarantees, see Note 15 (Guarantees, Pledged Assets and Collateral, and Other Commitments) in our 2018 Form 10-K. Table 13.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
June 30, 2019
Standby letters of credit (1)	$38	14,078	7,185	3,901	464	25,628	7,938
Securities lending and other indemnifications (2)	—	—	1	—	849	850	1
Written put options (3)	(371)	12,574	11,682	2,803	386	27,445	15,882
Loans and MLHFS sold with recourse (4)	53	111	634	1,205	10,597	12,547	9,318
Factoring guarantees (5)	—	639	—	—	—	639	558
Other guarantees	1	—	—	3	4,146	4,149	1
Total guarantees	$(279)	27,402	19,502	7,912	16,442	71,258	33,698
December 31, 2018
Standby letters of credit (1)	$40	14,636	7,897	3,398	497	26,428	8,027
Securities lending and other indemnifications (2)	—	—	1	—	1,044	1,045	1
Written put options (3)	(185)	17,243	10,502	3,066	400	31,211	21,732
Loans and MLHFS sold with recourse (4)	54	104	653	1,207	10,163	12,127	9,079
Factoring guarantees (5)	—	889	—	—	—	889	751
Other guarantees	1	—	—	3	2,959	2,962	1
Total guarantees	$(90)	32,872	19,053	7,674	15,063	74,662	39,591

(1)	Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $6.4 billion and $7.5 billion at June 30, 2019, and December 31, 2018, respectively.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $90 million and $70 million with related collateral of $759 million and $974 million at June 30, 2019, and December 31, 2018, respectively.

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

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the Federal Home Loan Bank (FHLB) and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 13.2 provides the total carrying amount of pledged assets by asset type and the fair value of pledged off-balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $14.0 billion and $14.1 billion at June 30, 2019, and December 31, 2018, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $357 million and $617 million in assets pledged in transactions with VIE’s accounted for as secured borrowings at June 30, 2019, and December 31, 2018, respectively. See Note 10 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 13.2: Pledged Assets

(in millions)	Jun 30, 2019	Dec 31, 2018
Related to trading activities:
Debt securities	$107,673	96,616
Equity securities	10,594	9,695
Total pledged assets related to trading activities (1)	118,267	106,311
Related to non-trading activities:
Debt securities and other (2)	56,413	62,438
Mortgage loans held for sale and loans (3)	413,882	453,894
Total pledged assets related to non-trading activities	470,295	516,332
Total pledged assets	$588,562	622,643

(1)
Consists of pledged assets related to trading activities of $45.9 billion and $45.5 billion at June 30, 2019, and December 31, 2018, respectively and off-balance sheet securities of $72.3 billion and $60.8 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Total pledged assets related to trading activities includes $118.2 billion and $106.2 billion at June 30, 2019, and December 31, 2018, respectively, under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes carrying value of $3.5 billion and $4.2 billion (fair value of $3.5 billion and $4.1 billion) in collateral for repurchase agreements at June 30, 2019, and December 31, 2018, respectively, which are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Also includes $33 million and $68 million in collateral pledged under repurchase agreements at June 30, 2019, and December 31, 2018, respectively, that permit the secured parties to sell or repledge the collateral. Substantially all other pledged securities are pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgage loans held for sale of $2.0 billion and $7.4 billion at June 30, 2019, and December 31, 2018, respectively. Substantially all of the total mortgage loans held for sale and loans are pledged under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $551 million and $1.2 billion at June 30, 2019, and December 31, 2018, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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
Table 13.3: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2019	Dec 31, 2018
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$146,096	112,662
Gross amounts offset in consolidated balance sheet (1)	(15,248)	(15,258)
Net amounts in consolidated balance sheet (2)	130,848	97,404
Collateral not recognized in consolidated balance sheet (3)	(130,082)	(96,734)
Net amount (4)	$766	670
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$116,900	106,248
Gross amounts offset in consolidated balance sheet (1)	(15,248)	(15,258)
Net amounts in consolidated balance sheet (6)	101,652	90,990
Collateral pledged but not netted in consolidated balance sheet (7)	(101,476)	(90,798)
Net amount (8)	$176	192

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
Includes $112.1 billion and $80.1 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2019, and December 31, 2018, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $18.8 billion and $17.3 billion, at June 30, 2019, and December 31, 2018, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At June 30, 2019, and December 31, 2018, we have received total collateral with a fair value of $157.4 billion and $123.1 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $73.4 billion at June 30, 2019, and $60.8 billion at December 31, 2018.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At June 30, 2019, and December 31, 2018, we have pledged total collateral with a fair value of $119.6 billion and $108.8 billion, respectively, of which, the counterparty does not have the right to sell or repledge $3.5 billion as of June 30, 2019 and $4.4 billion as of December 31, 2018.

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

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 13.4: Underlying Collateral Types of Gross Obligations

(in millions)	Jun 30, 2019	Dec 31, 2018
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$49,622	38,408
Securities of U.S. States and political subdivisions	97	159
Federal agency mortgage-backed securities	43,346	47,241
Non-agency mortgage-backed securities	1,754	1,875
Corporate debt securities	8,132	6,191
Asset-backed securities	2,258	2,074
Equity securities	2,034	992
Other	866	340
Total repurchases	108,109	97,280
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	198	222
Federal agency mortgage-backed securities	—	2
Corporate debt securities	483	389
Equity securities (1)	8,094	8,349
Other	16	6
Total securities lending	8,791	8,968
Total repurchases and securities lending	$116,900	106,248

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 13.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 13.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2019
Repurchase agreements	$96,487	3,565	3,938	4,119	108,109
Securities lending arrangements	8,643	—	148	—	8,791
Total repurchases and securities lending (1)	$105,130	3,565	4,086	4,119	116,900
December 31, 2018
Repurchase agreements	$86,574	3,244	2,153	5,309	97,280
Securities lending arrangements	8,669	—	299	—	8,968
Total repurchases and securities lending (1)	$95,243	3,244	2,452	5,309	106,248

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of June 30, 2019, and December 31, 2018, we had commitments to purchase debt securities of $212 million and $335 million, respectively, and commitments to purchase equity securities of $2.1 billion and $2.5 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Other guarantees in Table 13.1.
Also, we have commitments to purchase securities under resale agreements from central clearing organizations. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitments was $5.1 billion and $9.8 billion as of June 30, 2019, and December 31, 2018, respectively. Given the nature of these commitments, they are excluded from Table 6.4 (Unfunded Credit Commitments) in Note 6 (Loans and Allowance for Credit Losses).
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These guaranteed liabilities were $545 million and $5 million at June 30, 2019 and December 31, 2018, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and, as discussed below, certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement in principle to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $424 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court scheduled a preliminary approval hearing for August 5, 2019. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. Former team members have also alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender, which will require remediation to customers in certain states. The Company is subject to a class action lawsuit in the United States District Court for the Central District of California alleging that customers are entitled to refunds in all states. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but plaintiffs filed an amended complaint in November 2018. The parties to the state court action have entered into an agreement to resolve the action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The court granted preliminary approval of the settlement on July 12, 2019, and scheduled a final approval hearing for October 9, 2019. These and other issues related to the origination, servicing, and collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.

Note 14: Legal Actions (continued)

CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. A former team member has brought a state court action alleging retaliation for raising concerns about these practices.
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
FOREIGN EXCHANGE BUSINESS Federal government agencies, including the United States Department of Justice (Department of Justice), are investigating or examining certain activities in the Company’s foreign exchange business. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing and has discussed the potential resolution of some of the matters. The Company is in the process of providing remediation to customers that may have received pricing inconsistent with commitments made to those customers, and rebates to customers where historic pricing, while consistent with contracts entered into with those customers, does not conform to recently implemented pricing review standards for prior periods.
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

MOBILE DEPOSIT PATENT LITIGATION  The Company is a defendant in two separate cases brought by United Services Automobile Association (USAA) in the United States District Court for the Eastern District of Texas alleging claims of patent infringement regarding mobile deposit capture technology patents held by USAA. Trial in the first case is scheduled for November 2019 and trial in the second case is scheduled for January 2020.
MORTGAGE INTEREST RATE LOCK MATTERS On April 20, 2018, the Company entered into consent orders with the OCC and CFPB to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile CPI policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. The Company was named in a putative class action, filed in the United States District Court for the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. The Company filed a motion to dismiss and the court granted the motion. Subsequently, a putative class action was filed in the United States District Court for the District of Oregon, raising similar allegations. The Company filed a motion to dismiss this action and the court granted the motion. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding mortgage interest rate lock extension practices. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits consolidated in California state court. The parties have entered into an agreement to resolve the state court action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The court granted preliminary approval of the settlement on July 12, 2019, and scheduled a final approval hearing for October 9, 2019. This matter has also subjected the Company to formal or informal inquiries, investigations or examinations from other federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
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
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. Pursuant to the settlement, the Company will pay $142 million for remediation, attorneys’ fees, and settlement fund

Note 14: Legal Actions (continued)

claims administration. In the unlikely event that the $142 million settlement total is not enough to provide remediation, pay attorneys’ fees, pay settlement fund claims administration costs, and have at least $25 million left over to distribute to all class members, the Company will contribute additional funds to the settlement. In addition, in the unlikely event that the number of unauthorized accounts identified by settlement class members in the claims process and not disputed by the claims administrator exceeds plaintiffs’ 3.5 million account estimate, the Company will proportionately increase the $25 million reserve so that the ratio of reserve to unauthorized accounts is no less than what was implied by plaintiffs’ estimate at the time of the district court’s preliminary approval of the settlement in July 2017. The district court issued an order granting final approval of the settlement on June 14, 2018. Several appeals of the district court’s order granting final approval of the settlement have been filed with the United States Court of Appeals for the Ninth Circuit. Second, Wells Fargo shareholders brought a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company entered into a settlement agreement to resolve this matter pursuant to which the Company paid $480 million. The district court issued an order granting final approval of the settlement on December 20, 2018. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged involvement with and failure to detect and prevent sales practices issues. These actions are currently pending in the United States District Court for the Northern District of California and California state court for coordinated proceedings. An additional lawsuit asserting similar claims pending in Delaware state court has been stayed. The parties have entered into settlement agreements to resolve the shareholder derivative lawsuits pursuant to which insurance carriers will pay the Company approximately $240 million for alleged damage to the Company, and the Company will pay plaintiffs’ attorneys’ fees. Preliminary approval of the settlements has been granted, and the federal court held a final approval hearing on August 1, 2019, and the state court scheduled a final approval hearing for October 9, 2019. Fourth, multiple employment litigation matters have been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants that has been dismissed and is now on appeal; a class action in the United States District Court for the Northern District of California on behalf of team members who allege that they protested sales practice misconduct and/or were terminated for not meeting sales goals that has now been dismissed, and we have entered into a framework with plaintiffs’ counsel to address individual claims that have been asserted; various wage and hour class actions brought in federal and state court in California and Pennsylvania (which have been settled), and in New Jersey on behalf of non-exempt branch based team members alleging that sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (Institutional Investor Plaintiffs), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (Federal Court Complaint). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleged that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs sought money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed four complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York (Related Federal Cases). In January 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (Dismissed Trusts). The Company’s subsequent motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint (Third-Party Claims).
In December 2016, the Institutional Investor Plaintiffs filed a new putative class action complaint in New York state court in respect of 261 RMBS trusts, including the Dismissed Trusts, for which Wells Fargo Bank, N.A. serves or served as trustee (State Court Action). A complaint raising similar allegations to those in the Federal Court Complaint was filed in May 2016 in New York state court by IKB International and IKB Deutsche Industriebank (IKB Action).
In July 2017, certain of the plaintiffs from the State Court Action filed a civil complaint relating to Wells Fargo Bank, N.A.’s setting aside reserves for legal fees and expenses in connection with the liquidation of eleven RMBS trusts at issue in the State Court Action (Declaratory Judgment Action). The complaint sought, among other relief, declarations that the Company is not entitled to indemnification, the advancement of funds, or the taking of reserves from trust funds for legal fees and expenses it incurs in defending the claims in the State Court Action.
In May 2019, the New York state court approved a settlement agreement among the Institutional Investor Plaintiffs and the Company pursuant to which, among other terms, the Company paid $43 million to resolve the Federal Court Complaint and the State Court Action. The settlement also resolved the Third Party Claims and the Declaratory Judgment Action. The settlement did not affect the Related Federal Cases or the IKB Action, which remain pending.

SEMINOLE TRIBE TRUSTEE LITIGATION The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In December 2016, the Company filed a motion to dismiss the amended complaint on the grounds that the Tribe is a necessary party and that the individual beneficiaries lack standing to bring claims. The motion was denied in June 2018. Trial is scheduled for February 2020.
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $3.9 billion as of June 30, 2019. The increase in the high end of the range from March 31, 2019, was due to a variety of matters, including retail sales practices matters. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 15: Derivatives (continued)

Note 15: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting, and derivatives held for customer accommodation trading or other purposes. For more information on our derivative activities, see Note 17 (Derivatives) in our 2018 Form 10-K.

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
Table 15.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2019			December 31, 2018
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$186,206	2,559	1,368	177,511	2,237	636
Foreign exchange contracts (1)	33,439	540	1,162	34,176	573	1,376
Total derivatives designated as qualifying hedging instruments		3,099	2,530		2,810	2,012
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	255,760	692	290	173,215	849	369
Equity contracts	17,374	1,213	658	13,920	1,362	79
Foreign exchange contracts	20,829	212	85	19,521	225	80
Credit contracts – protection purchased	220	38	—	100	27	—
Subtotal		2,155	1,033		2,463	528
Customer accommodation trading and other derivatives:
Interest rate contracts	11,130,569	22,302	18,979	9,162,821	15,349	15,303
Commodity contracts	72,255	1,424	1,936	66,173	1,588	2,336
Equity contracts	246,045	6,164	8,520	217,890	6,183	5,931
Foreign exchange contracts	353,918	4,803	5,021	364,982	5,916	5,657
Credit contracts – protection sold	10,507	15	80	11,741	76	182
Credit contracts – protection purchased	20,784	88	17	20,880	175	98
Subtotal		34,796	34,553		29,287	29,507
Total derivatives not designated as hedging instruments		36,951	35,586		31,750	30,035
Total derivatives before netting		40,050	38,116		34,560	32,047
Netting (3)		(26,888)	(29,717)		(23,790)	(23,548)
Total		$13,162	8,399		10,770	8,499

(1)
The notional amount for foreign exchange contracts at June 30, 2019, and December 31, 2018, excludes $10.0 billion and $11.2 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MLHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 15.2 for further information.

Table 15.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $35.1 billion and $34.9 billion of gross derivative assets and liabilities, respectively, at June 30, 2019, and $30.9 billion and $28.4 billion, respectively, at December 31, 2018, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $5.0 billion and $3.2 billion, respectively, at June 30, 2019, and $3.7 billion and $3.6 billion, respectively, at December 31, 2018, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Note 15: Derivatives (continued)

Table 15.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
June 30, 2019
Derivative assets
Interest rate contracts	$25,553	(16,558)	8,995	(313)	8,682	95%
Commodity contracts	1,424	(951)	473	(1)	472	73
Equity contracts	7,377	(5,041)	2,336	(34)	2,302	71
Foreign exchange contracts	5,555	(4,250)	1,305	(8)	1,297	100
Credit contracts – protection sold	15	(9)	6	—	6	74
Credit contracts – protection purchased	126	(79)	47	(1)	46	99
Total derivative assets	$40,050	(26,888)	13,162	(357)	12,805
Derivative liabilities
Interest rate contracts	$20,637	(18,046)	2,591	(848)	1,743	95%
Commodity contracts	1,936	(738)	1,198	—	1,198	81
Equity contracts	9,178	(5,934)	3,244	(214)	3,030	84
Foreign exchange contracts	6,268	(4,918)	1,350	(197)	1,153	100
Credit contracts – protection sold	80	(75)	5	(3)	2	99
Credit contracts – protection purchased	17	(6)	11	—	11	98
Total derivative liabilities	$38,116	(29,717)	8,399	(1,262)	7,137
December 31, 2018
Derivative assets
Interest rate contracts	$18,435	(12,029)	6,406	(80)	6,326	90%
Commodity contracts	1,588	(849)	739	(4)	735	57
Equity contracts	7,545	(5,318)	2,227	(755)	1,472	78
Foreign exchange contracts	6,714	(5,355)	1,359	(35)	1,324	100
Credit contracts – protection sold	76	(73)	3	—	3	12
Credit contracts – protection purchased	202	(166)	36	(1)	35	78
Total derivative assets	$34,560	(23,790)	10,770	(875)	9,895
Derivative liabilities
Interest rate contracts	$16,308	(13,152)	3,156	(567)	2,589	92%
Commodity contracts	2,336	(727)	1,609	(8)	1,601	85
Equity contracts	6,010	(3,877)	2,133	(110)	2,023	75
Foreign exchange contracts	7,113	(5,522)	1,591	(188)	1,403	100
Credit contracts – protection sold	182	(180)	2	(2)	—	67
Credit contracts – protection purchased	98	(90)	8	—	8	11
Total derivative liabilities	$32,047	(23,548)	8,499	(875)	7,624

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $301 million and $353 million related to derivative assets and $92 million and $152 million related to derivative liabilities at June 30, 2019, and December 31, 2018, respectively. Cash collateral totaled $3.6 billion and $6.6 billion, netted against derivative assets and liabilities, respectively, at June 30, 2019, and $3.7 billion and $3.6 billion, respectively, at December 31, 2018.

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
We estimate $247 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2019, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of June 30, 2019, we are hedging the variability of future cash flows for a maximum of 7 years. For more information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) in our 2018 Form 10-K.
Table 15.3 shows the net gains (losses) related to derivatives in fair value and cash flow hedging relationships.
Table 15.3: Gains (Losses) Recognized in Consolidated Statement of Income on Fair Value and Cash Flow Hedging Relationships

	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended June 30, 2019
Total amounts presented in the consolidated statement of income	$3,781	11,316	195	(2,213)	(1,900)	744	11,923

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	14	—	—	(7)	7	—	14
Recognized on derivatives	(1,089)	—	(25)	351	2,947	—	2,184
Recognized on hedged items	1,096	—	24	(343)	(2,890)	—	(2,113)
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	10	—	—	—	(128)	—	(118)
Recognized on derivatives (3)	(5)	—	—	—	205	326	526
Recognized on hedged items	4	—	—	—	(186)	(315)	(497)
Net income (expense) recognized on fair value hedges	30	—	(1)	1	(45)	11	(4)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(77)	—	—	1	—	(76)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	$—	—	—	—	(3)	—	(3)
Net income (expense) recognized on cash flow hedges	$—	(77)	—	—	(2)	—	(79)
Six months ended June 30, 2019
Total amounts presented in the consolidated statement of income	$7,722	22,670	347	(4,239)	(3,827)	1,318	23,991

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	30	—	—	(30)	—	—	—
Recognized on derivatives	(1,903)	—	(33)	558	4,933	—	3,555
Recognized on hedged items	1,913	—	31	(533)	(4,837)	—	(3,426)
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	20	—	—	—	(270)	—	(250)
Recognized on derivatives (3)	(9)	—	—	—	497	(76)	412
Recognized on hedged items	9	—	—	—	(452)	76	(367)
Net income (expense) recognized on fair value hedges	60	—	(2)	(5)	(129)	—	(76)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(155)	—	—	1	—	(154)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(4)	—	(4)
Net income (expense) recognized on cash flow hedges	$—	(155)	—	—	(3)	—	(158)

(continued on following page)

Note 15: Derivatives (continued)

(continued from previous page)
	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended June 30, 2018
Total amounts presented in the consolidated statement of income	$3,594	10,912	198	(1,268)	(1,658)	485	12,263

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	(42)	—	(1)	(20)	81	—	18
Recognized on derivatives	356	—	5	(41)	(819)	—	(499)
Recognized on hedged items	(352)	—	(7)	31	780	—	452
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	10	—	—	—	(102)	—	(92)
Recognized on derivatives (3)	2	—	—	—	97	(1,410)	(1,311)
Recognized on hedged items	1	—	—	—	(82)	1,308	1,227
Net income (expense) recognized on fair value hedges	(25)	—	(3)	(30)	(45)	(102)	(205)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(77)	—	—	—	—	(77)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$—	(77)	—	—	—	—	(77)
Six months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$7,008	21,491	377	(2,358)	(3,234)	1,087	24,371

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	(124)	—	(2)	(25)	252	—	101
Recognized on derivatives	1,306	1	11	(190)	(3,212)	—	(2,084)
Recognized on hedged items	(1,320)	(1)	(15)	172	3,114	—	1,950
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	15	—	—	—	(182)	—	(167)
Recognized on derivatives (3)	6	—	—	—	(74)	(750)	(818)
Recognized on hedged items	(2)	—	—	—	27	681	706
Net income (expense) recognized on fair value hedges	(119)	—	(6)	(43)	(75)	(69)	(312)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(137)	—	—	—	—	(137)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$—	(137)	—	—	—	—	(137)

(1)	Includes changes in fair value due to the passage of time associated with the non-zero fair value amount at hedge inception.

(2)
The second quarter and first half of 2019 included $7 million and $14 million, respectively, and the second quarter and first half of 2018 both included $2 million of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency debt securities and long-term debt that were excluded from the assessment of hedge effectiveness.

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

Table 15.4: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
June 30, 2019
Available-for-sale debt securities (5)	$39,478	1,226	5,704	110
Mortgage loans held for sale	852	16	388	4
Deposits	(56,584)	(425)	—	—
Long-term debt	(115,922)	(5,999)	(25,638)	270
December 31, 2018
Available-for-sale debt securities (5)	37,857	(157)	4,938	238
Mortgage loans held for sale	448	7	—	—
Deposits	(56,535)	115	—	—
Long-term debt	(104,341)	(742)	(25,539)	366

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $1.5 billion for debt securities and $(5.7) billion for long-term debt as of June 30, 2019, and $1.6 billion for debt securities and $(6.3) billion for long-term debt as of December 31, 2018.

(3)
The balance includes $828 million and $99 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of June 30, 2019, and $1.4 billion and $66 million of debt securities and long-term debt cumulative basis adjustments,respectively, as of December 31, 2018, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $1.2 billion and $2.1 billion in the second quarter and first half of 2019, respectively, and $(319) million and $(1.5) billion in the second quarter and first half of 2018, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $602 million at June 30, 2019, and net asset of $757 million at December 31, 2018. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Loan commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net positive fair value of $94 million at June 30, 2019 and a net positive fair value of $60 million at December 31, 2018, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 15.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2018 Form 10-K. Table 15.5 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.

Note 15: Derivatives (continued)

Table 15.5: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended June 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$872	—	—	2	874
Equity contracts	—	(658)	—	(7)	(665)
Foreign exchange contracts	—	—	—	164	164
Credit contracts	—	—	—	(5)	(5)
Subtotal (2)	872	(658)	—	154	368
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	179	—	(222)	—	(43)
Commodity contracts	—	—	27	—	27
Equity contracts	—	—	(1,110)	(133)	(1,243)
Foreign exchange contracts	—	—	(83)	—	(83)
Credit contracts	—	—	(16)	—	(16)
Subtotal	179	—	(1,404)	(133)	(1,358)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$1,051	(658)	(1,404)	21	(990)
Six months ended June 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$1,683	—	—	7	1,690
Equity contracts	—	(1,543)	—	—	(1,543)
Foreign exchange contracts	—	—	—	140	140
Credit contracts	—	—	—	10	10
Subtotal (2)	1,683	(1,543)	—	157	297
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	297	—	(506)	—	(209)
Commodity contracts	—	—	78	—	78
Equity contracts	—	—	(3,259)	(406)	(3,665)
Foreign exchange contracts	—	—	(69)	—	(69)
Credit contracts	—	—	(60)	—	(60)
Subtotal	297	—	(3,816)	(406)	(3,925)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$1,980	(1,543)	(3,816)	(249)	(3,628)
(continued on following page)

(continued from previous page)
	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended June 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(185)	—	—	(3)	(188)
Equity contracts	—	(540)	—	5	(535)
Foreign exchange contracts	—	—	—	486	486
Credit contracts	—	—	—	(10)	(10)
Subtotal (2)	(185)	(540)	—	478	(247)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(46)	—	182	—	136
Commodity contracts	—	—	35	—	35
Equity contracts	—	—	655	(71)	584
Foreign exchange contracts	—	—	91	—	91
Credit contracts	—	—	(4)	—	(4)
Subtotal	(46)	—	959	(71)	842
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(231)	(540)	959	407	595
Six months ended June 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(780)	—	—	6	(774)
Equity contracts	—	(598)	—	5	(593)
Foreign exchange contracts	—	—	—	327	327
Credit contracts	—	—	—	(6)	(6)
Subtotal (2)	(780)	(598)	—	332	(1,046)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(305)	—	567	—	262
Commodity contracts	—	—	74	—	74
Equity contracts	—	—	1,114	(266)	848
Foreign exchange contracts	—	—	401	—	401
Credit contracts	—	—	6	—	6
Subtotal	(305)	—	2,162	(266)	1,591
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,085)	(598)	2,162	66	545

(1)
Mortgage banking amounts for the second quarter and first half of 2019 are comprised of gains (losses) of $1.2 billion and $2.1 billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(283) million and $(434) million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the second quarter and first half of 2018 are comprised of gains (losses) of $(319) million and $(1.5) billion offset by gains (losses) of $134 million and $759 million, respectively.

(2)
Includes hedging gains (losses) of $(18) million and $(36) million for the second quarter and first half of 2019, respectively, and $8 million and $36 million for the second quarter and first half of 2018, respectively, which partially offset hedge accounting ineffectiveness.

(3)	Amounts presented in mortgage banking noninterest income are gains (losses) on derivative loan commitments.

Note 15: Derivatives (continued)

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
Table 15.6 provides details of sold and purchased credit derivatives.
Table 15.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
June 30, 2019
Credit default swaps on:
Corporate bonds	$1	1,995	472	1,362	633	2,021	2019 - 2029
Structured products	31	138	133	109	29	113	2022 - 2047
Credit protection on:
Default swap index	—	1,897	194	163	1,734	3,923	2019 - 2029
Commercial mortgage-backed securities index	38	342	87	316	26	51	2047 - 2058
Asset-backed securities index	8	41	41	41	—	1	2045 - 2046
Other	2	6,094	5,796	—	6,094	12,904	2019 - 2048
Total credit derivatives	$80	10,507	6,723	1,991	8,516	19,013
December 31, 2018
Credit default swaps on:
Corporate bonds	$59	2,037	441	1,374	663	1,460	2019 - 2027
Structured products	62	133	128	121	12	113	2022 - 2047
Credit protection on:
Default swap index	1	3,618	582	1,998	1,620	2,896	2019 - 2028
Commercial mortgage-backed securities index	49	389	109	363	26	51	2047 - 2058
Asset-backed securities index	9	42	42	42	—	1	2045 - 2046
Other	2	5,522	5,327	—	5,522	12,561	2018 - 2048
Total credit derivatives	$182	11,741	6,629	3,898	7,843	17,082

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $10.7 billion at June 30, 2019, and $7.4 billion at December 31, 2018, for which we posted $9.2 billion and $5.6 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, on June 30, 2019, or December 31, 2018, we would have been required to post additional collateral of $1.5 billion or $1.8 billion, respectively, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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

Note 16: Fair Values of Assets and Liabilities (continued)

Note 16: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 16.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting, measurement alternative accounting for nonmarketable equity securities or write-downs of individual assets. Assets recorded on a nonrecurring basis are presented in Table 16.13 in this Note.
See Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 18 (Fair Values of Assets and Liabilities) in our 2018 Form 10-K.

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

Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors, which predominantly consist of third-party pricing services, and record the unadjusted fair value in our financial statements. For additional information, see Note 18 (Fair Values of Assets and Liabilities) in our 2018

Form 10-K. Table 16.1 presents unadjusted fair value measurements provided by brokers or third-party pricing services by fair value hierarchy level. Fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from Table 16.1.
Table 16.1: Fair Value Measurements by Brokers or Third-Party Pricing Services

	Brokers			Third-party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
June 30, 2019
Trading debt securities	$—	—	—	534	319	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	12,324	2,995	—
Securities of U.S. states and political subdivisions	—	—	—	—	44,642	38
Mortgage-backed securities	—	—	—	—	161,260	41
Other debt securities (1)	—	45	130	—	41,947	663
Total available-for-sale debt securities	—	45	130	12,324	250,844	742
Equity securities:
Marketable	—	—	—	—	160	—
Nonmarketable	—	—	—	—	—	—
Total equity securities	—	—	—	—	160	—
Derivative assets	—	—	—	12	—	—
Derivative liabilities	—	—	—	(13)	(2)	—
Other liabilities (2)	—	—	—	—	—	—
December 31, 2018
Trading debt securities	$—	—	—	899	256	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	—	—	—	10,399	2,949	—
Securities of U.S. states and political subdivisions	—	—	—	—	48,377	43
Mortgage-backed securities	—	—	—	—	160,162	41
Other debt securities (1)	—	45	129	—	44,292	758
Total available-for-sale debt securities	—	45	129	10,399	255,780	842
Equity securities:
Marketable	—	—	—	—	158	—
Nonmarketable	—	—	—	—	1	—
Total equity securities	—	—	—	—	159	—
Derivative assets	—	—	—	17	—	—
Derivative liabilities	—	—	—	(12)	—	—
Other liabilities (2)	—	—	—	—	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

(2)	Includes short sale liabilities and other liabilities.

Note 16: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 16.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 16.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
June 30, 2019
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$15,010	3,215	—		—	18,225
Securities of U.S. states and political subdivisions	—	3,314	—		—	3,314
Collateralized loan obligations	—	758	249		—	1,007
Corporate debt securities	—	11,321	44		—	11,365
Mortgage-backed securities	—	35,186	—		—	35,186
Asset-backed securities	—	1,084	—		—	1,084
Other trading debt securities	—	13	14		—	27
Total trading debt securities	15,010	54,891	307		—	70,208
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	12,324	2,995	—		—	15,319
Securities of U.S. states and political subdivisions	—	44,704	391		—	45,095
Mortgage-backed securities:
Federal agencies	—	155,858	—		—	155,858
Residential	—	1,263	—		—	1,263
Commercial	—	4,139	41		—	4,180
Total mortgage-backed securities	—	161,260	41		—	161,301
Corporate debt securities	37	5,810	383		—	6,230
Collateralized loan and other debt obligations (2)	—	32,346	649		—	32,995
Asset-backed securities:
Automobile loans and leases	—	889	—		—	889
Home equity loans	—	14	—		—	14
Other asset-backed securities	—	3,792	341		—	4,133
Total asset-backed securities	—	4,695	341		—	5,036
Other debt securities	—	7	—		—	7
Total available-for-sale debt securities	12,361	251,817	1,805	(3)	—	265,983
Mortgage loans held for sale	—	15,228	1,115		—	16,343
Loans held for sale	—	1,106	12		—	1,118
Loans	—	—	202		—	202
Mortgage servicing rights (residential)	—	—	12,096		—	12,096
Derivative assets:
Interest rate contracts	45	25,258	250		—	25,553
Commodity contracts	—	1,404	20		—	1,424
Equity contracts	2,162	3,300	1,915		—	7,377
Foreign exchange contracts	12	5,522	21		—	5,555
Credit contracts	—	62	79		—	141
Netting	—	—	—		(26,888)	(26,888)
Total derivative assets	2,219	35,546	2,285		(26,888)	13,162
Equity securities - excluding securities at NAV:
Marketable	28,447	259	—		—	28,706
Nonmarketable	—	16	7,110		—	7,126
Total equity securities	28,447	275	7,110		—	35,832
Total assets included in the fair value hierarchy	$58,037	358,863	24,932		(26,888)	414,944
Equity securities at NAV (4)						118
Total assets recorded at fair value						415,062
Derivative liabilities:
Interest rate contracts	$(55)	(20,537)	(45)		—	(20,637)
Commodity contracts	—	(1,887)	(49)		—	(1,936)
Equity contracts	(1,509)	(5,526)	(2,143)		—	(9,178)
Foreign exchange contracts	(13)	(6,224)	(31)		—	(6,268)
Credit contracts	—	(63)	(34)		—	(97)
Netting	—	—	—		29,717	29,717
Total derivative liabilities	(1,577)	(34,237)	(2,302)		29,717	(8,399)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(7,768)	(230)	—		—	(7,998)
Mortgage-backed securities	—	(533)	—		—	(533)
Asset-backed securities	—	(10)	—		—	(10)
Corporate debt securities	—	(4,887)	—		—	(4,887)
Equity securities	(2,527)	—	—		—	(2,527)
Other securities	—	—	—		—	—
Total short sale liabilities	(10,295)	(5,660)	—		—	(15,955)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(11,872)	(39,897)	(2,304)		29,717	(24,356)

(1)	Represents balance sheet netting of derivative asset and liability balances and related cash collateral. See Note 15 (Derivatives) for additional information.

(2)	Includes collateralized debt obligations of $649 million.

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2019, are presented in Table 16.3.

Table 16.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2019

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end (4)
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period
Quarter ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—
Collateralized loan obligations	275	(2)	—	(24)	—	—	249	(6)
Corporate debt securities	41	1	—	3	—	(1)	44	1
Other trading debt securities	15	(1)	—	—	—	—	14	—
Total trading debt securities	331	(2)	—	(21)	—	(1)	307	(5)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	470	1	2	(33)	—	(49)	391	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	—	—	—	—	41	—
Total mortgage-backed securities	41	—	—	—	—	—	41	—
Corporate debt securities	377	—	(1)	7	—	—	383	—
Collateralized loan and other debt obligations	755	7	(6)	(107)	—	—	649	—
Asset-backed securities:
Other asset-backed securities	362	—	—	(21)	—	—	341	—
Total asset-backed securities	362	—	—	(21)	—	—	341	—
Total available-for-sale debt securities	2,005	8	(5)	(154)	—	(49)	1,805	—	(6)
Mortgage loans held for sale	998	37	—	(22)	104	(2)	1,115	39	(7)
Loans held for sale	71	—	—	(3)	—	(56)	12	—
Loans	225	1	—	(24)	—	—	202	(2)	(7)
Mortgage servicing rights (residential)(8)	13,336	(1,639)	—	399	—	—	12,096	(1,078)	(7)
Net derivative assets and liabilities:
Interest rate contracts	101	237	—	(133)	—	—	205	141
Commodity contracts	(18)	(75)	—	64	—	—	(29)	(10)
Equity contracts	(162)	15	—	(66)	(2)	(13)	(228)	(29)
Foreign exchange contracts	(16)	3	—	3	—	—	(10)	7
Credit contracts	49	(3)	—	(1)	—	—	45	(3)
Total derivative contracts	(46)	177	—	(133)	(2)	(13)	(17)	106	(9)
Equity securities:
Nonmarketable	6,381	724	—	—	5	—	7,110	724
Total equity securities	6,381	724	—	—	5	—	7,110	724	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.4 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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
 (continued on following page)

(continued from previous page)

Table 16.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2019.
Table 16.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	44	(65)	—	(3)	(24)
Corporate debt securities	6	(3)	—	—	3
Other trading debt securities	—	—	—	—	—
Total trading debt securities	50	(68)	—	(3)	(21)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	6	(39)	(33)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	8	—	—	(1)	7
Collateralized loan and other debt obligations	—	—	—	(107)	(107)
Asset-backed securities:
Other asset-backed securities	—	(2)	57	(76)	(21)
Total asset-backed securities	—	(2)	57	(76)	(21)
Total available-for-sale debt securities	8	(2)	63	(223)	(154)
Mortgage loans held for sale	30	(47)	54	(59)	(22)
Loans held for sale	—	(1)	—	(2)	(3)
Loans	—	—	2	(26)	(24)
Mortgage servicing rights (residential) (1)	—	(1)	400	—	399
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(133)	(133)
Commodity contracts	—	—	—	64	64
Equity contracts	—	—	—	(66)	(66)
Foreign exchange contracts	—	—	—	3	3
Credit contracts	2	(3)	—	—	(1)
Total derivative contracts	2	(3)	—	(132)	(133)
Equity securities:
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.5 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2018.
Table 16.5: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2018

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	316	(6)	—	(19)	—	—	291	(8)
Corporate debt securities	34	—	—	3	—	(1)	36	1
Other trading debt securities	18	(1)	—	—	—	—	17	—
Total trading debt securities	371	(7)	—	(16)	—	(1)	347	(7)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	617	1	—	(49)	—	(10)	559	—
Mortgage-backed securities:
Residential	1	—	(1)	—	—	—	—	—
Commercial	67	—	(1)	(13)	—	—	53	—
Total mortgage-backed securities	68	—	(2)	(13)	—	—	53	—
Corporate debt securities	410	1	1	31	—	—	443	—
Collateralized loan and other debt obligations	1,045	6	10	(24)	—	—	1,037	—
Asset-backed securities:
Other asset-backed securities	501	—	(1)	(99)	—	—	401	—
Total asset-backed securities	501	—	(1)	(99)	—	—	401	—
Total available-for-sale debt securities	2,641	8	8	(154)	—	(10)	2,493	—	(6)
Mortgage loans held for sale	950	(11)	—	25	25	(3)	986	(11)	(7)
Loans held for sale	—	(1)	—	—	21	—	20	—
Loans	352	—	—	(31)	—	—	321	(4)	(7)
Mortgage servicing rights (residential) (8)	15,041	(115)	—	485	—	—	15,411	345	(7)
Net derivative assets and liabilities:
Interest rate contracts	(8)	(63)	—	30	—	—	(41)	6
Commodity contracts	10	15	—	(2)	3	—	26	21
Equity contracts	(322)	(12)	—	(7)	—	2	(339)	261
Foreign exchange contracts	1	(18)	—	2	—	—	(15)	(13)
Credit contracts	41	(12)	—	(5)	—	—	24	(17)
Total derivative contracts	(278)	(90)	—	18	3	2	(345)	258	(9)
Equity securities:
Nonmarketable	5,219	585	—	—	6	(4)	5,806	586
Total equity securities	5,219	585	—	—	6	(4)	5,806	586	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.6 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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
Table 16.6: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	89	(39)	—	(69)	(19)
Corporate debt securities	4	(1)	—	—	3
Other trading debt securities	—	—	—	—	—
Total trading debt securities	93	(40)	—	(69)	(16)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	—	(49)	(49)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(13)	(13)
Total mortgage-backed securities	—	—	—	(13)	(13)
Corporate debt securities	31	—	—	—	31
Collateralized loan and other debt obligations	—	—	—	(24)	(24)
Asset-backed securities:
Other asset-backed securities	—	—	9	(108)	(99)
Total asset-backed securities	—	—	9	(108)	(99)
Total available-for-sale debt securities	31	—	9	(194)	(154)
Mortgage loans held for sale	20	(68)	109	(36)	25
Loans held for sale	—	—	—	—	—
Loans	—	—	4	(35)	(31)
Mortgage servicing rights (residential) (1)	—	(1)	486	—	485
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	30	30
Commodity contracts	—	—	—	(2)	(2)
Equity contracts	—	—	—	(7)	(7)
Foreign exchange contracts	—	—	—	2	2
Credit contracts	5	(2)	—	(8)	(5)
Total derivative contracts	5	(2)	—	15	18
Equity securities:
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2019, are presented in Table 16.7.
Table 16.7: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2019

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end (4)
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period
Six months ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	(2)	—	(1)	—	—
Collateralized loan obligations	237	(5)	—	17	—	—	249	(4)
Corporate debt securities	34	3	—	7	1	(1)	44	3
Other trading debt securities	16	(2)	—	—	—	—	14	—
Total trading debt securities	290	(4)	—	22	1	(2)	307	(1)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	444	1	5	(10)	—	(49)	391	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	—	—	—	—	41	—
Total mortgage-backed securities	41	—	—	—	—	—	41	—
Corporate debt securities	370	1	3	9	—	—	383	—
Collateralized loan and other debt obligations	800	13	(10)	(154)	—	—	649	—
Asset-backed securities:
Other asset-backed securities	389	—	(1)	(47)	—	—	341	—
Total asset-backed securities	389	—	(1)	(47)	—	—	341	—
Total available-for-sale debt securities	2,044	15	(3)	(202)	—	(49)	1,805	—	(6)
Mortgage loans held for sale	997	52	—	(88)	160	(6)	1,115	54	(7)
Loans held for sale	60	—	—	8	37	(93)	12	—
Loans	244	1	—	(43)	—	—	202	(4)	(7)
Mortgage servicing rights (residential) (8)	14,649	(3,012)	—	459	—	—	12,096	(1,969)	(7)
Net derivative assets and liabilities:
Interest rate contracts	25	424	—	(244)	—	—	205	220
Commodity contracts	4	(126)	—	91	2	—	(29)	(26)
Equity contracts	(17)	(104)	—	(69)	7	(45)	(228)	(175)
Foreign exchange contracts	(26)	10	—	6	—	—	(10)	17
Credit contracts	35	5	—	5	—	—	45	10
Total derivative contracts	21	209	—	(211)	9	(45)	(17)	46	(9)
Equity securities:
Nonmarketable	5,468	1,650	—	(1)	5	(12)	7,110	1,650
Total equity securities	5,468	1,650	—	(1)	5	(12)	7,110	1,650	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.8 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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
 (continued on following page)

(continued from previous page)
Table 16.8 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2019.
Table 16.8: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	(2)	(2)
Collateralized loan obligations	174	(152)	—	(5)	17
Corporate debt securities	11	(4)	—	—	7
Other trading debt securities	—	—	—	—	—
Total trading debt securities	185	(156)	—	(7)	22
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	55	(65)	(10)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	11	—	—	(2)	9
Collateralized loan and other debt obligations	—	—	—	(154)	(154)
Asset-backed securities:
Other asset-backed securities	—	(5)	123	(165)	(47)
Total asset-backed securities	—	(5)	123	(165)	(47)
Total available-for-sale debt securities	11	(5)	178	(386)	(202)
Mortgage loans held for sale	46	(140)	100	(94)	(88)
Loans held for sale	12	(2)	—	(2)	8
Loans	2	—	5	(50)	(43)
Mortgage servicing rights (residential) (1)	—	(282)	741	—	459
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(244)	(244)
Commodity contracts	—	—	—	91	91
Equity contracts	—	—	—	(69)	(69)
Foreign exchange contracts	—	—	—	6	6
Credit contracts	8	(3)	—	—	5
Total derivative contracts	8	(3)	—	(216)	(211)
Equity securities:
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2018, are presented in Table 16.9.

Table 16.9: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2018

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Six months ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	354	(4)	—	(59)	—	—	291	—
Corporate debt securities	31	—	—	6	—	(1)	36	—
Other trading debt securities	19	(2)	—	—	—	—	17	—
Total trading debt securities	407	(6)	—	(53)	—	(1)	347	—	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	925	5	(2)	(90)	—	(279)	559	—
Mortgage-backed securities:
Residential	1	—	(1)	—	—	—	—	—
Commercial	75	1	(2)	(21)	—	—	53	—
Total mortgage-backed securities	76	1	(3)	(21)	—	—	53	—
Corporate debt securities	407	2	4	30	—	—	443	—
Collateralized loan and other debt obligations	1,020	11	53	(47)	—	—	1,037	—
Asset-backed securities:
Other asset-backed securities	566	8	(8)	(165)	—	—	401	—
Total asset-backed securities	566	8	(8)	(165)	—	—	401	—
Total available-for-sale debt securities	2,994	27	44	(293)	—	(279)	2,493	—	(6)
Mortgage loans held for sale	998	(34)	—	(12)	40	(6)	986	(32)	(7)
Loans held for sale	14	1	—	(16)	21	—	20	—
Loans	376	(1)	—	(54)	—	—	321	(7)	(7)
Mortgage servicing rights (residential) (8)	13,625	732	—	1,054	—	—	15,411	1,675	(7)
Net derivative assets and liabilities:
Interest rate contracts	71	(408)	—	296	—	—	(41)	(94)
Commodity contracts	19	30	—	(26)	3	—	26	22
Equity contracts	(511)	57	—	64	—	51	(339)	80
Foreign exchange contracts	7	(25)	—	3	—	—	(15)	(17)
Credit contracts	36	(4)	—	(8)	—	—	24	(8)
Total derivative contracts	(378)	(350)	—	329	3	51	(345)	(17)	(9)
Equity securities:
Nonmarketable	5,203	693	—	(96)	10	(4)	5,806	687
Total equity securities	5,203	693	—	(96)	10	(4)	5,806	687	(10)
Other liabilities	(3)	1	—	—	—	—	(2)	—	(7)

(1)	See Table 16.10 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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

(continued on following page)

(continued from previous page)

Table 16.10 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first half of 2018.

Table 16.10: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	271	(230)	—	(100)	(59)
Corporate debt securities	8	(2)	—	—	6
Other trading debt securities	—	—	—	—	—
Total trading debt securities	279	(232)	—	(100)	(53)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(4)	10	(96)	(90)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(21)	(21)
Total mortgage-backed securities	—	—	—	(21)	(21)
Corporate debt securities	31	—	—	(1)	30
Collateralized loan and other debt obligations	—	—	—	(47)	(47)
Asset-backed securities:
Other asset-backed securities	—	(8)	58	(215)	(165)
Total asset-backed securities	—	(8)	58	(215)	(165)
Total available-for-sale debt securities	31	(12)	68	(380)	(293)
Mortgage loans held for sale	47	(151)	167	(75)	(12)
Loans held for sale	—	(16)	—	—	(16)
Loans	1	—	8	(63)	(54)
Mortgage servicing rights (residential) (1)	—	(5)	1,059	—	1,054
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	296	296
Commodity contracts	—	—	—	(26)	(26)
Equity contracts	—	—	—	64	64
Foreign exchange contracts	—	—	—	3	3
Credit contracts	8	(4)	—	(12)	(8)
Total derivative contracts	8	(4)	—	325	329
Equity securities:
Nonmarketable	—	(17)	—	(79)	(96)
Total equity securities	—	(17)	—	(79)	(96)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Table 16.11 and Table 16.12 provide quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities that are valued using fair values obtained from third party vendors are not included in the table, as the specific inputs applied are not provided by the vendor. In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using an internal model that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs. For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 18 (Fair Values of Assets and Liabilities) in our 2018 Form 10-K.

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.11: Valuation Techniques – Recurring Basis – June 30, 2019

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
June 30, 2019
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$353		Discounted cash flow	Discount rate	1.5	-	6.2%		3.0
	38		Vendor priced
Collateralized loan and other debt obligations (2)	249		Market comparable pricing	Comparability adjustment	(11.3)	-	20.0		1.7
	649		Vendor priced
Corporate debt securities	232		Discounted cash flow	Discount rate	2.0		14.9		8.5
	66		Market comparable pricing	Comparability adjustment	(14.0)		14.4		(2.8)
	129		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	132		Discounted cash flow	Discount rate	2.5	-	4.9		3.4
Other commercial and consumer	194	(4)	Discounted cash flow	Discount rate	3.9	-	4.8		4.0
				Weighted average life	1.3	-	1.9	yrs	1.8
	15		Vendor priced
Mortgage loans held for sale (residential)	1,101		Discounted cash flow	Default rate	0.0	-	18.4%		0.8
				Discount rate	3.0	-	6.3		4.6
				Loss severity	0.0	-	46.4		25.0
				Prepayment rate	4.3	-	14.4		6.1
	14		Market comparable pricing	Comparability adjustment	(56.3)	-	(25.0)		(40.9)
Loans	202	(5)	Discounted cash flow	Discount rate	3.9	-	4.4		4.1
				Prepayment rate	4.4	-	100.0		85.6
				Loss severity	0.0	-	34.8		12.0
Mortgage servicing rights (residential)	12,096		Discounted cash flow	Cost to service per loan (6)	$63	-	482		104
				Discount rate	6.5	-	13.2%		7.4
				Prepayment rate (7)	10.6	-	24.6		12.2
Net derivative assets and (liabilities):
Interest rate contracts	111		Discounted cash flow	Default rate	0.0	-	5.0		2.0
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		15.3
Interest rate contracts: derivative loan commitments	94		Discounted cash flow	Fall-out factor	1.0	-	99.0		19.5
				Initial-value servicing	(40.5)	-	67.1	bps	12.3
Equity contracts	146		Discounted cash flow	Conversion factor	(8.9)	-	0.0%		(8.3)
				Weighted average life	1.0	-	3.5	yrs	2.0
	(374)		Option model	Correlation factor	(77.0)	-	98.5%		63.9
				Volatility factor	6.5	-	105.2		24.1
Credit contracts	2		Market comparable pricing	Comparability adjustment	(48.3)	-	29.6		(6.9)
	43		Option model	Credit spread	0.1	-	21.4		0.9
				Loss severity	13.0	-	60.0		45.6
Nonmarketable equity securities	7,110		Market comparable pricing	Comparability adjustment	(21.7)	-	(6.3)		(16.6)

Insignificant Level 3 assets, net of liabilities	26	(8)
Total level 3 assets, net of liabilities	$22,628	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $649 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Predominantly consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $63 - $208.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(8)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes mortgage-backed securities, other trading positions, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and foreign exchange contracts.

(9)	Consists of total Level 3 assets of $24.9 billion and total Level 3 liabilities of $2.3 billion, before netting of derivative balances.

Table 16.12: Valuation Techniques – Recurring Basis – December 31, 2018

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2018
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$404		Discounted cash flow	Discount rate	2.1	-	6.4%		3.4
	43		Vendor priced
Collateralized loan and other debt obligations (2)	298		Market comparable pricing	Comparability adjustment	(13.5)	-	22.1		3.2
	739		Vendor priced
Corporate debt securities	220		Discounted cash flow	Discount rate	4.0		11.7		8.5
	56		Market comparable pricing	Comparability adjustment	(11.3)		16.6		(1.4)
	128		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	171		Discounted cash flow	Discount rate	3.4	-	6.2		4.4
Other commercial and consumer	198	(4)	Discounted cash flow	Discount rate	4.6	-	5.2		4.7
				Weighted average life	1.1	-	1.5	yrs	1.1
	20		Vendor priced
Mortgage loans held for sale (residential)	982		Discounted cash flow	Default rate	0.0	-	15.6%		0.8
				Discount rate	1.1	-	6.6		5.5
				Loss severity	—	-	43.3		23.4
				Prepayment rate	3.2	-	13.4		4.6
	15		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(36.3)
Loans	244	(5)	Discounted cash flow	Discount rate	3.4	-	6.4		4.2
				Prepayment rate	2.9	-	100.0		87.2
				Loss severity	0.0	-	34.8		10.2
Mortgage servicing rights (residential)	14,649		Discounted cash flow	Cost to service per loan (6)	$62	-	507		106
				Discount rate	7.1	-	15.3%		8.1
				Prepayment rate (7)	9.0	-	23.5		9.9
Net derivative assets and (liabilities):
Interest rate contracts	(35)		Discounted cash flow	Default rate	0.0	-	5.0		2.0
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		13.8
Interest rate contracts: derivative loan commitments	60		Discounted cash flow	Fall-out factor	1.0	-	99.0		19.4
				Initial-value servicing	(36.6)	-	91.7	bps	18.5
Equity contracts	104		Discounted cash flow	Conversion factor	(9.3)	-	0.0%		(7.8)
				Weighted average life	1.0	-	3.0	yrs	1.8
	(121)		Option model	Correlation factor	(77.0)	-	99.0%		21.6
				Volatility factor	6.5	-	100.0		21.8
Credit contracts	3		Market comparable pricing	Comparability adjustment	(15.5)	-	40.0		3.5
	32		Option model	Credit spread	0.9	-	21.5		1.3
				Loss severity	13.0	-	60.0		45.2
Nonmarketable equity securities	5,468		Market comparable pricing	Comparability adjustment	(20.6)	-	(4.3)		(15.8)

Insignificant Level 3 assets, net of liabilities	93	(8)
Total level 3 assets, net of liabilities	$23,771	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $800 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Predominantly consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $62 - $204.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Table 16.13 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2019 and December 31, 2018, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2019 and year ended December 31, 2018.
Table 16.13: Fair Value on a Nonrecurring Basis

	June 30, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (LOCOM) (1)	$—	1,865	3,148	5,013	—	1,213	1,233	2,446
Loans held for sale	—	26	—	26	—	313	—	313
Loans:
Commercial	—	215	—	215	—	339	—	339
Consumer	—	164	1	165	—	346	1	347
Total loans (2)	—	379	1	380	—	685	1	686
Nonmarketable equity securities (3)	—	812	83	895	—	774	157	931
Other assets (4)	—	153	—	153	—	149	6	155
Total assets at fair value on a nonrecurring basis	$—	3,235	3,232	6,467	—	3,134	1,397	4,531

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

(3)
Consists of certain nonmarketable equity securities that are measured at fair value on a nonrecurring basis, including observable price adjustments for nonmarketable equity securities carried under the measurement alternative.

(4)	Includes the fair value of foreclosed real estate, other collateral owned and operating lease assets.
Table 16.14 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 16.14: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2019	2018
Mortgage loans held for sale (LOCOM)	$18	13
Loans held for sale	(2)	(78)
Loans:
Commercial	(106)	(138)
Consumer	(121)	(185)
Total loans (1)	(227)	(323)
Nonmarketable equity securities (2)	264	(17)
Other assets (3)	(29)	(30)
Total	$24	(435)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.15 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of substantially all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.
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

Table 16.15: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
June 30, 2019
Residential mortgage loans held for sale (LOCOM)	$3,148	(3)	Discounted cash flow	Default rate	(4)	0.3	—	5.7%	1.4%
				Discount rate		1.5	—	9.5	4.8
				Loss severity		0.5	—	62.3	24.7
				Prepayment rate	(5)	5.1	—	100.0	21.6
Nonmarketable equity securities	—		Discounted cash flow	Discount rate		—	—	—	—
Insignificant level 3 assets	84
Total	$3,232
December 31, 2018
Residential mortgage loans held for sale (LOCOM)	$1,233	(3)	Discounted cash flow	Default rate	(4)	0.2	—	2.3%	1.4%
				Discount rate		1.5	—	8.5	4.0
				Loss severity		0.5	—	66.0	1.7
				Prepayment rate	(5)	3.5	—	100.0	46.5
Nonmarketable equity securities	7		Discounted cash flow	Discount rate		10.5	—	10.5	10.5
Insignificant level 3 assets	157
Total	$1,397

(1)	Refer to the narrative following Table 16.12 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MLHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion and $1.2 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2019, and December 31, 2018, respectively, and $1.8 billion and $27 million, respectively, of other mortgage loans that are not government insured/guaranteed.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 18 (Fair Values of Assets and Liabilities) in our 2018 Form 10-K.
Table 16.16 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 16.16: Fair Value Option

	June 30, 2019			December 31, 2018
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$16,343	15,906	437	11,771	11,573	198
Nonaccrual loans	130	155	(25)	127	158	(31)
Loans 90 days or more past due and still accruing	8	10	(2)	7	9	(2)
Loans held for sale:
Total loans	1,118	1,166	(48)	1,469	1,536	(67)
Nonaccrual loans	57	65	(8)	21	32	(11)
Loans:
Total loans	202	231	(29)	244	274	(30)
Nonaccrual loans	150	179	(29)	179	208	(29)

Note 16: Fair Values of Assets and Liabilities (continued)

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 16.17 by income statement line item. Amounts recorded as interest income are excluded from Table 16.17.
Table 16.17: Fair Value Option – Changes in Fair Value Included in Earnings

	2019			2018
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended June 30,
Mortgage loans held for sale	$379	—	—	114	—	—
Loans held for sale	—	(4)	—	—	9	—
Loans	—	—	1	—	—	—
Other interests held (1)	—	(1)	—	—	(1)	—
Six months ended June 30,
Mortgage loans held for sale	$593	—	—	55	—	—
Loans held for sale	—	10	1	—	15	—
Loans	—	—	1	—	—	(1)
Other interests held (1)	—	(2)	—	—	(2)	—

(1)	Includes retained interests in securitizations.

For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Table 16.18 shows the estimated gains and losses from earnings attributable to instrument-specific credit risk related to assets accounted for under the fair value option.

Table 16.18: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$16	(2)	12	(1)
Loans held for sale	(3)	9	11	15
Total	$13	7	23	14

Disclosures about Fair Value of Financial Instruments
Table 16.19 is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis, as they are included within Table 16.2 in this Note. The carrying amounts in the following table are recorded on the balance sheet under the indicated captions.

We have not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the long-term relationships with our deposit, credit card and trust customers, amortized MSRs, premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 16.19: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets
Cash and due from banks (1)	$20,880	20,880	—	—	20,880
Interest-earning deposits with banks (1)	143,547	143,312	235	—	143,547
Federal funds sold and securities purchased under resale agreements (1)	112,119	—	112,119	—	112,119
Held-to-maturity debt securities	145,876	45,336	101,943	585	147,864
Mortgage loans held for sale	6,655	—	3,548	4,102	7,650
Loans held for sale	63	—	63	—	63
Loans, net (2)	920,977	—	49,839	878,601	928,440
Nonmarketable equity securities (cost method)	5,622	—	—	5,654	5,654
Total financial assets	$1,355,739	209,528	267,747	888,942	1,366,217
Financial liabilities
Deposits (3)	$139,343	—	106,653	32,549	139,202
Short-term borrowings	115,344	—	115,345	—	115,345
Long-term debt (4)	241,441	—	242,529	1,626	244,155
Total financial liabilities	$496,128	—	464,527	34,175	498,702
December 31, 2018
Financial assets
Cash and due from banks (1)	$23,551	23,551	—	—	23,551
Interest-earning deposits with banks (1)	149,736	149,542	194	—	149,736
Federal funds sold and securities purchased under resale agreements (1)	80,207	—	80,207	—	80,207
Held-to-maturity debt securities	144,788	44,339	97,275	501	142,115
Mortgage loans held for sale	3,355	—	2,129	1,233	3,362
Loans held for sale	572	—	572	—	572
Loans, net (2)	923,703	—	45,190	872,725	917,915
Nonmarketable equity securities (cost method)	5,643	—	—	5,675	5,675
Total financial assets	$1,331,555	217,432	225,567	880,134	1,323,133
Financial liabilities
Deposits (3)	$130,645	—	107,448	22,641	130,089
Short-term borrowings	105,787	—	105,789	—	105,789
Long-term debt (4)	229,008	—	225,904	2,230	228,134
Total financial liabilities	$465,440	—	439,141	24,871	464,012

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.0 billion and $19.7 billion at June 30, 2019, and December 31, 2018, respectively.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $1.1 trillion and $1.2 trillion at June 30, 2019 and December 31, 2018, respectively.

(4)	Excludes capital lease obligations under capital leases of $35 million and $36 million at June 30, 2019, and December 31, 2018, respectively.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 16.19. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.0 billion at both June 30, 2019, and December 31, 2018.

Note 17: Preferred Stock (continued)

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

Table 17.1: Preferred Stock Shares

	June 30, 2019		December 31, 2018
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (2)	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
ESOP
Cumulative Convertible Preferred Stock (3)	—	1,213,418	—	1,406,460
Total		9,393,728		9,586,770

(1)
Series I preferred stock issuance relates to trust preferred securities. See Note 10 (Securitizations and Variable Interest Entities) for additional information. This issuance has a floating interest rate that is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(2)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%.

(3)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Table 17.2: Preferred Stock – Shares Issued and Carrying Value

	June 30, 2019				December 31, 2018
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)(2)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series K (1)(3)
Floating Non-Cumulative Perpetual Class A Preferred Stock	3,352,000	3,352	2,876	476	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
ESOP
Cumulative Convertible Preferred Stock	1,213,418	1,214	1,214	—	1,406,460	1,407	1,407	—
Total	9,184,169	$24,265	23,021	1,244	9,377,216	$24,458	23,214	1,244

(1)	Preferred shares qualify as Tier 1 capital.

(2)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(3)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%.

Note 17: Preferred Stock (continued)

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
Table 17.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	336,945	336,945	337	337	7.00%	8.00%
2017	222,210	222,210	222	222	7.00	8.00
2016	227,450	233,835	228	234	9.30	10.30
2015	116,784	144,338	117	144	8.90	9.90
2014	136,151	174,151	136	174	8.70	9.70
2013	97,948	133,948	98	134	8.50	9.50
2012	49,134	77,634	49	78	10.00	11.00
2011	26,796	61,796	27	62	9.00	10.00
2010 (1)	—	21,603	—	22	9.50	10.50
Total ESOP Preferred Stock (2)	1,213,418	1,406,460	$1,214	1,407
Unearned ESOP shares (3)			$(1,292)	(1,502)

(1)	In April 2019, all of the 2010 ESOP Preferred Stock was converted into common stock.

(2)	At June 30, 2019 and December 31, 2018, additional paid-in capital included $78 million and $95 million, respectively, related to ESOP preferred stock.

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
We adopted ASU 2014-09 – Revenue from Contracts with Customers on a modified retrospective basis as of January 1, 2018. For details on the impact of the adoption of this ASU, see Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K.
Table 18.1: Revenue by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (1)	$7,066	7,346	4,535	4,693	1,037	1,111	(543)	(609)	12,095	12,541
Noninterest income:
Service charges on deposit accounts	704	632	502	530	4	5	(4)	(4)	1,206	1,163
Trust and investment fees:
Brokerage advisory, commissions and other fees	480	465	74	78	2,248	2,284	(484)	(473)	2,318	2,354
Trust and investment management	199	220	117	110	687	731	(208)	(226)	795	835
Investment banking	(18)	—	475	485	(1)	1	(1)	—	455	486
Total trust and investment fees	661	685	666	673	2,934	3,016	(693)	(699)	3,568	3,675
Card fees	929	904	95	96	2	2	(1)	(1)	1,025	1,001
Other fees:
Lending related charges and fees (1)(2)	65	69	284	307	2	2	(2)	(2)	349	376
Cash network fees	117	118	—	2	—	—	—	—	117	120
Commercial real estate brokerage commissions	—	—	105	109	—	—	—	—	105	109
Wire transfer and other remittance fees	71	67	49	53	2	2	(1)	(1)	121	121
All other fees(1)	82	94	26	25	—	1	—	—	108	120
Total other fees	335	348	464	496	4	5	(3)	(3)	800	846
Mortgage banking (1)	655	695	104	75	(3)	(2)	2	2	758	770
Insurance (1)	11	16	75	78	17	18	(10)	(10)	93	102
Net gains (losses) from trading activities (1)	(11)	24	226	154	13	13	1	—	229	191
Net gains (losses) on debt securities (1)	15	(2)	5	42	—	1	—	—	20	41
Net gains from equity securities (1)	471	409	116	89	35	(203)	—	—	622	295
Lease income (1)	—	—	424	443	—	—	—	—	424	443
Other income of the segment (1)	969	749	(147)	(172)	7	(15)	(85)	(77)	744	485
Total noninterest income	4,739	4,460	2,530	2,504	3,013	2,840	(793)	(792)	9,489	9,012
Revenue	$11,805	11,806	7,065	7,197	4,050	3,951	(1,336)	(1,401)	21,584	21,553
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (1)	$14,314	14,541	9,069	9,225	2,138	2,223	(1,115)	(1,210)	24,406	24,779
Noninterest income:
Service charges on deposit accounts	1,314	1,271	985	1,064	8	9	(7)	(8)	2,300	2,336
Trust and investment fees:
Brokerage advisory, commissions and other fees	929	943	152	145	4,372	4,628	(942)	(959)	4,511	4,757
Trust and investment management	409	453	231	223	1,363	1,474	(422)	(465)	1,581	1,685
Investment banking	(38)	(10)	887	925	4	1	(4)	—	849	916
Total trust and investment fees	1,300	1,386	1,270	1,293	5,739	6,103	(1,368)	(1,424)	6,941	7,358
Card fees	1,787	1,725	181	183	3	3	(2)	(2)	1,969	1,909
Other fees:
Lending related charges and fees (1)(2)	130	145	566	611	4	4	(4)	(4)	696	756
Cash network fees	226	243	—	3	—	—	—	—	226	246
Commercial real estate brokerage commissions	—	—	186	194	—	—	—	—	186	194
Wire transfer and other remittance fees	135	130	97	105	4	4	(2)	(2)	234	237
All other fees (1)	176	157	52	55	—	1	—	—	228	213
Total other fees	667	675	901	968	8	9	(6)	(6)	1,570	1,646
Mortgage banking (1)	1,296	1,537	172	168	(6)	(5)	4	4	1,466	1,704
Insurance (1)	22	44	153	157	34	36	(20)	(21)	189	216
Net gains (losses) from trading activities (1)	(6)	23	559	379	32	32	1	—	586	434
Net gains on debt securities (1)	52	(2)	93	43	—	1	—	—	145	42
Net gains from equity securities (1)	1,072	1,093	193	182	171	(197)	—	—	1,436	1,078
Lease income (1)	—	—	867	898	—	—	—	—	867	898
Other income of the segment (1)	1,737	1,343	(267)	(84)	2	(21)	(154)	(151)	1,318	1,087
Total noninterest income	9,241	9,095	5,107	5,251	5,991	5,970	(1,552)	(1,608)	18,787	18,708
Revenue	$23,555	23,636	14,176	14,476	8,129	8,193	(2,667)	(2,818)	43,193	43,487

(1)
Most of our revenue is not within the scope of Accounting Standards Update (ASU) 2014-09 – Revenue from Contracts with Customers, and additional details are included in other footnotes to our financial statements. The scope explicitly excludes net interest income as well as many other revenues for financial assets and liabilities, including loans, leases, securities, and derivatives.

(2)	Represents combined amount of previously reported “Charges and fees on loans” and “Letters of credit fees.”

Note 18: Revenue from Contracts with Customers (continued)

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
Table 18.2 presents our service charges on deposit accounts by operating segment.

Table 18.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Overdraft fees	$496	416	1	1	1	1	—	—	498	418
Account charges	208	216	501	529	3	4	(4)	(4)	708	745
Service charges on deposit accounts	$704	632	502	530	4	5	(4)	(4)	1,206	1,163
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Overdraft fees	$913	828	2	3	1	1	—	—	916	832
Account charges	401	443	983	1,061	7	8	(7)	(8)	1,384	1,504
Service charges on deposit accounts	$1,314	1,271	985	1,064	8	9	(7)	(8)	2,300	2,336

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

Table 18.3 presents our brokerage advisory, commissions and other fees by operating segment.
Table 18.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Asset-based revenue (1)	$369	365	—	—	1,698	1,722	(369)	(365)	1,698	1,722
Transactional revenue	94	83	10	16	390	400	(98)	(92)	396	407
Other revenue	17	17	64	62	160	162	(17)	(16)	224	225
Brokerage advisory, commissions and other fees	$480	465	74	78	2,248	2,284	(484)	(473)	2,318	2,354
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Asset-based revenue (1)	$712	736	—	—	3,278	3,465	(712)	(736)	3,278	3,465
Transactional revenue	183	176	26	28	777	839	(196)	(192)	790	851
Other revenue	34	31	126	117	317	324	(34)	(31)	443	441
Brokerage advisory, commissions and other fees	$929	943	152	145	4,372	4,628	(942)	(959)	4,511	4,757

(1)
We earned trailing commissions of $289 million and $569 million for the second quarter and first half of 2019, respectively, and $321 million and $652 million for the second quarter and first half of 2018, respectively.

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
Table 18.4 presents our trust and investment management fees by operating segment.
Table 18.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Investment management fees	$(1)	—	—	—	501	531	—	—	500	531
Trust fees	200	232	83	82	175	185	(208)	(226)	250	273
Other revenue	—	(12)	34	28	11	15	—	—	45	31
Trust and investment management fees	$199	220	117	110	687	731	(208)	(226)	795	835
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Investment management fees	$—	—	—	—	978	1,065	—	—	978	1,065
Trust fees	409	453	165	168	343	373	(422)	(465)	495	529
Other revenue	—	—	66	55	42	36	—	—	108	91
Trust and investment management fees	$409	453	231	223	1,363	1,474	(422)	(465)	1,581	1,685

Note 18: Revenue from Contracts with Customers (continued)

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
Table 18.5 presents our card fees by operating segment.

Table 18.5: Card Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Credit card interchange and network revenues (1)	$209	211	95	96	2	2	(1)	(1)	305	308
Debit card interchange and network revenues	546	525	—	—	—	—	—	—	546	525
Late fees, cash advance fees, balance transfer fees, and annual fees	174	168	—	—	—	—	—	—	174	168
Card fees (1)	$929	904	95	96	2	2	(1)	(1)	1,025	1,001
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Credit card interchange and network revenues (1)	$398	382	181	183	3	3	(2)	(2)	580	566
Debit card interchange and network revenues	1,053	1,004	—	—	—	—	—	—	1,053	1,004
Late fees, cash advance fees, balance transfer fees, and annual fees	336	339	—	—	—	—	—	—	336	339
Card fees (1)	$1,787	1,725	181	183	3	3	(2)	(2)	1,969	1,909

(1)
The cost of credit card rewards and rebates of $375 million and $729 million for the second quarter and first half of 2019, respectively, and $335 million and $678 million for the second quarter and first half of 2018, respectively, are presented net against the related revenues.

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

Note 19: Employee Benefits
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 22 (Employee Benefits and Other Expenses) in our 2018 Form 10-K.
Table 19.1 presents the components of net periodic benefit cost.
Table 19.1: Net Periodic Benefit Cost

	2019			2018
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended June 30,
Service cost	$3	—	—	2	—	—
Interest cost (1)	104	5	6	98	6	5
Expected return on plan assets (1)	(142)	—	(7)	(161)	—	(8)
Amortization of net actuarial loss (gain) (1)	37	3	(4)	33	3	(5)
Amortization of prior service credit (1)	—	—	(3)	—	—	(2)
Settlement loss (1)	—	—	—	—	—	—
Net periodic benefit cost (income)	$2	8	(8)	(28)	9	(10)
Six months ended June 30,
Service cost	$6	—	—	3	—	—
Interest cost (1)	209	11	11	196	11	10
Expected return on plan assets (1)	(284)	—	(14)	(321)	—	(15)
Amortization of net actuarial loss (gain) (1)	74	5	(8)	66	6	(9)
Amortization of prior service credit (1)	—	—	(5)	—	—	(5)
Settlement loss (1)	—	2	—	—	3	—
Net periodic benefit cost (income)	$5	18	(16)	(56)	20	(19)

(1)	Balances are reported in other noninterest expense on the consolidated statement of income.

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Wells Fargo net income	$6,206	5,186	$12,066	10,322
Less: Preferred stock dividends and other	358	394	711	797
Wells Fargo net income applicable to common stock (numerator)	$5,848	4,792	$11,355	9,525
Earnings per common share
Average common shares outstanding (denominator)	4,469.4	4,865.8	4,510.2	4,875.7
Per share	$1.31	0.98	$2.52	1.95
Diluted earnings per common share
Average common shares outstanding	4,469.4	4,865.8	4,510.2	4,875.7
Add: Stock options (1)	0.1	8.2	1.4	9.0
Restricted share rights (1)	25.5	20.7	28.5	25.4
Warrants (1)	—	5.1	—	6.0
Diluted average common shares outstanding (denominator)	4,495.0	4,899.8	4,540.1	4,916.1
Per share	$1.30	0.98	$2.50	1.94

(1)	Calculated using the treasury stock method.
Table 20.2 presents the outstanding Series L convertible preferred stock and options to purchase shares of common stock that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.

Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Series L Convertible Preferred Stock (1)	25.3	25.3	25.3	25.3
Stock options (2)	—	—	—	0.5

(1)	Calculated using the if-converted method.

(2)	Calculated using the treasury stock method.

Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Per common share	$0.450	0.390	0.900	0.780

Note 21: Other Comprehensive Income
Table 21.1 provides the components of OCI, reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2019			2018			2019			2018
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$1,709	(422)	1,287	(617)	152	(465)	4,540	(1,117)	3,423	(4,060)	1,000	(3,060)
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	61	(15)	46	90	(22)	68	106	(26)	80	159	(39)	120
Net gains on debt securities	(20)	5	(15)	(41)	10	(31)	(145)	36	(109)	(42)	10	(32)
Other noninterest income	(2)	1	(1)	—	—	—	(3)	1	(2)	—	—	—
Subtotal reclassifications to net income	39	(9)	30	49	(12)	37	(42)	11	(31)	117	(29)	88
Net change	1,748	(431)	1,317	(568)	140	(428)	4,498	(1,106)	3,392	(3,943)	971	(2,972)
Derivative and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	56	(14)	42	(150)	37	(113)	30	(7)	23	(126)	31	(95)
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	1	—	1	—	—	—	(8)	2	(6)	(266)	66	(200)
Reclassification of net losses to net income on cash flow hedges:
Interest income on loans	77	(19)	58	77	(19)	58	155	(38)	117	137	(34)	103
Interest expense on long-term debt	2	(1)	1	—	—	—	3	(1)	2	—	—	—
Subtotal reclassifications to net income	79	(20)	59	77	(19)	58	158	(39)	119	137	(34)	103
Net change	136	(34)	102	(73)	18	(55)	180	(44)	136	(255)	63	(192)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	(4)	1	(3)	6	(2)	4
Reclassification of amounts to non interest expense (3):
Amortization of net actuarial loss	36	(9)	27	31	(7)	24	71	(17)	54	63	(15)	48
Settlements and other	(3)	2	(1)	(2)	—	(2)	(3)	2	(1)	(2)	1	(1)
Subtotal reclassifications to non interest expense	33	(7)	26	29	(7)	22	68	(15)	53	61	(14)	47
Net change	33	(7)	26	29	(7)	22	64	(14)	50	67	(16)	51
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	14	(1)	13	(83)	3	(80)	56	(3)	53	(85)	(2)	(87)
Net change	14	(1)	13	(83)	3	(80)	56	(3)	53	(85)	(2)	(87)
Other comprehensive income (loss)	$1,931	(473)	1,458	(695)	154	(541)	4,798	(1,167)	3,631	(4,216)	1,016	(3,200)
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			(1)			—			(1)
Wells Fargo other comprehensive income (loss), net of tax			$1,458			(540)			3,631			(3,199)

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.

(3)	These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for more information).

Note 21: Other Comprehensive Income (continued)

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Derivative and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended June 30, 2019
Balance, beginning of period	$(566)	(651)	(2,272)	(193)	(3,682)
Net unrealized gains arising during the period	1,287	43	—	13	1,343
Amounts reclassified from accumulated other comprehensive income	30	59	26	—	115
Net change	1,317	102	26	13	1,458
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$751	(549)	(2,246)	(180)	(2,224)
Quarter ended June 30, 2018
Balance, beginning of period	$(2,491)	(555)	(1,779)	(96)	(4,921)
Net unrealized losses arising during the period	(465)	(113)	—	(80)	(658)
Amounts reclassified from accumulated other comprehensive income	37	58	22	—	117
Net change	(428)	(55)	22	(80)	(541)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(2,919)	(610)	(1,757)	(175)	(5,461)
Six months ended June 30, 2019
Balance, beginning of period	$(3,122)	(685)	(2,296)	(233)	(6,336)
Transition adjustment (1)	481	—	—	—	481
Balance, January 1, 2019	(2,641)	(685)	(2,296)	(233)	(5,855)
Net unrealized gains (losses) arising during the period	3,423	17	(3)	53	3,490
Amounts reclassified from accumulated other comprehensive income	(31)	119	53	—	141
Net change	3,392	136	50	53	3,631
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$751	(549)	(2,246)	(180)	(2,224)
Six months ended June 30, 2018
Balance, beginning of period	$171	(418)	(1,808)	(89)	(2,144)
Transition adjustment (2)	(118)	—	—	—	(118)
Balance, January 1, 2018	53	(418)	(1,808)	(89)	(2,262)
Net unrealized gains (losses) arising during the period	(3,060)	(295)	4	(87)	(3,438)
Amounts reclassified from accumulated other comprehensive income	88	103	47	—	238
Net change	(2,972)	(192)	51	(87)	(3,200)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(2,919)	(610)	(1,757)	(175)	(5,461)

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

Note 22: Operating Segments
We have three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). We define our operating segments by product type and customer segment and their results are based on our management accounting process, for which there is no comprehensive, authoritative guidance equivalent to GAAP for financial accounting. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. For a description of our operating segments see Note 26 (Operating Segments) in our 2018 Form 10-K. Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Quarter ended June 30,
Net interest income (2)	$7,066	7,346	4,535	4,693	1,037	1,111	(543)	(609)	12,095	12,541
Provision (reversal of provision) for credit losses	479	484	28	(36)	(1)	(2)	(3)	6	503	452
Noninterest income	4,739	4,460	2,530	2,504	3,013	2,840	(793)	(792)	9,489	9,012
Noninterest expense	7,212	7,290	3,882	4,219	3,246	3,361	(891)	(888)	13,449	13,982
Income (loss) before income tax expense (benefit)	4,114	4,032	3,155	3,014	805	592	(442)	(519)	7,632	7,119
Income tax expense (benefit)	838	1,413	365	379	201	147	(110)	(129)	1,294	1,810
Net income (loss) before noncontrolling interests	3,276	2,619	2,790	2,635	604	445	(332)	(390)	6,338	5,309
Less: Net income from noncontrolling interests	129	123	1	—	2	—	—	—	132	123
Net income (loss) (3)	$3,147	2,496	2,789	2,635	602	445	(332)	(390)	6,206	5,186
Average loans	$457.7	463.8	474.0	464.7	75.0	74.7	(59.2)	(59.1)	947.5	944.1
Average assets	1,024.8	1,034.3	852.2	826.4	83.8	84.0	(60.2)	(59.8)	1,900.6	1,884.9
Average deposits	777.6	760.6	410.4	414.0	143.5	167.1	(62.5)	(70.4)	1,269.0	1,271.3
Six months ended June 30,
Net interest income (2)	$14,314	14,541	9,069	9,225	2,138	2,223	(1,115)	(1,210)	24,406	24,779
Provision (reversal of provision) for credit losses	1,189	702	162	(56)	3	(8)	(6)	5	1,348	643
Noninterest income	9,241	9,095	5,107	5,251	5,991	5,970	(1,552)	(1,608)	18,787	18,708
Noninterest expense	14,901	15,992	7,720	8,197	6,549	6,651	(1,805)	(1,816)	27,365	29,024
Income (loss) before income tax expense (benefit)	7,465	6,942	6,294	6,335	1,577	1,550	(856)	(1,007)	14,480	13,820
Income tax expense (benefit)	1,262	2,222	734	827	393	386	(214)	(251)	2,175	3,184
Net income (loss) before noncontrolling interests	6,203	4,720	5,560	5,508	1,184	1,164	(642)	(756)	12,305	10,636
Less: Net income (loss) from noncontrolling interests	233	311	1	(2)	5	5	—	—	239	314
Net income (loss) (3)	$5,970	4,409	5,559	5,510	1,179	1,159	(642)	(756)	12,066	10,322
Average loans	$457.9	467.1	475.2	464.9	74.7	74.3	(59.1)	(58.8)	948.7	947.5
Average assets	1,020.1	1,048.0	848.4	827.8	83.5	84.1	(60.1)	(59.6)	1,891.9	1,900.3
Average deposits	771.6	754.1	410.1	429.9	148.3	172.5	(64.5)	(72.3)	1,265.5	1,284.2

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2019, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 23.1: Regulatory Capital Information

	Wells Fargo & Company						Wells Fargo Bank, N.A.
	June 30, 2019			December 31, 2018			June 30, 2019			December 31, 2018
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$149,183	149,183		146,363	146,363		146,505	146,505		142,685	142,685
Tier 1	170,675	170,675		167,866	167,866		146,505	146,505		142,685	142,685
Total	200,810	208,817		198,798	207,041		159,090	166,648		155,558	163,380
Assets:
Risk-weighted assets	$1,182,838	1,246,683		1,177,350	1,247,210		1,059,642	1,144,959		1,058,653	1,154,182
Adjusted average assets (1)	1,871,806	1,871,806		1,850,299	1,850,299		1,654,994	1,654,994		1,652,009	1,652,009
Regulatory capital ratios:
Common equity tier 1 capital	12.61%	11.97	*	12.43	11.74	*	13.83	12.80	*	13.48	12.36	*
Tier 1 capital	14.43	13.69	*	14.26	13.46	*	13.83	12.80	*	13.48	12.36	*
Total capital	16.98	16.75	*	16.89	16.60	*	15.01	14.56	*	14.69	14.16	*
Tier 1 leverage (1)	9.12	9.12		9.07	9.07		8.85	8.85		8.64	8.64
	Wells Fargo & Company						Wells Fargo Bank, N.A.
	June 30, 2019			December 31, 2018			June 30, 2019			December 31, 2018
Supplementary leverage: (2)
Total leverage exposure	$2,202,607			2,174,564			1,964,107			1,957,276
Supplementary leverage ratio	7.75%			7.72			7.46			7.29
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items.

(2)
The supplementary leverage ratio consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.

Table 23.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of June 30, 2019, and December 31, 2018.

Table 23.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Regulatory capital ratios:
Common equity tier 1 capital	9.000%	7.875	7.000	6.375
Tier 1 capital	10.500	9.375	8.500	7.875
Total capital	12.500	11.375	10.500	9.875
Tier 1 leverage	4.000	4.000	4.000	4.000
Supplementary leverage	5.000	5.000	6.000	6.000

(1)
At June 30, 2019, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 2.500% and a global systemically important bank (G-SIB) surcharge of 2.000%. Only the 2.500% capital conservation buffer applies to the Bank at June 30, 2019.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2019.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April	28,673,471	$47.86	269,297,234
May	41,151,107	46.79	228,146,127
June	35,028,166	45.68	193,117,961
Total	104,852,744

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2018. In addition, the Company publicly announced on July 23, 2019, that the Board of Directors authorized the repurchase of an additional 350 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2019)	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
Form of Restricted Share Rights Award Agreement:
	For grants on or after April 7, 2019.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2019                                                             WELLS FARGO & COMPANY

By:       /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)