Form 10-Q
period 2019-09-30
WELLS FARGO & COMPANY/MN
filed 2019-11-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 23, 2019
Common stock, $1-2/3 par value	4,229,359,203

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2019 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	% Change
For the Period
Wells Fargo net income	$4,610	6,206	6,007	(26)%	(23)	$16,676	16,329	2%
Wells Fargo net income applicable to common stock	4,037	5,848	5,453	(31)	(26)	15,392	14,978	3
Diluted earnings per common share	0.92	1.30	1.13	(29)	(19)	3.43	3.07	12
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	0.95%	1.31	1.27	(27)	(25)	1.17%	1.15	2
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	9.00	13.26	12.04	(32)	(25)	11.64	11.08	5
Return on average tangible common equity (ROTCE) (1)	10.70	15.78	14.33	(32)	(25)	13.85	13.19	5
Efficiency ratio (2)	69.1	62.3	62.7	11	10	65.3	65.4	—
Total revenue	$22,010	21,584	21,941	2	—	$65,203	65,428	—
Pre-tax pre-provision profit (PTPP) (3)	6,811	8,135	8,178	(16)	(17)	22,639	22,641	—
Dividends declared per common share	0.51	0.45	0.43	13	19	1.41	1.21	17
Average common shares outstanding	4,358.5	4,469.4	4,784.0	(2)	(9)	4,459.1	4,844.8	(8)
Diluted average common shares outstanding	4,389.6	4,495.0	4,823.2	(2)	(9)	4,489.5	4,885.0	(8)
Average loans	$949,760	947,460	939,462	—	1	$949,076	944,813	—
Average assets	1,927,415	1,900,627	1,876,283	1	3	1,903,873	1,892,209	1
Average total deposits	1,291,375	1,268,979	1,266,378	2	2	1,274,246	1,278,185	—
Average consumer and small business banking deposits (4)	749,529	742,671	743,503	1	1	745,370	751,030	(1)
Net interest margin	2.66%	2.82	2.94	(6)	(10)	2.79%	2.90	(4)
At Period End
Debt securities	$503,528	482,067	472,283	4	7	$503,528	472,283	7
Loans	954,915	949,878	942,300	1	1	954,915	942,300	1
Allowance for loan losses	9,715	9,692	10,021	—	(3)	9,715	10,021	(3)
Goodwill	26,388	26,415	26,425	—	—	26,388	26,425	—
Equity securities	63,884	61,537	61,755	4	3	63,884	61,755	3
Assets	1,943,950	1,923,388	1,872,981	1	4	1,943,950	1,872,981	4
Deposits	1,308,495	1,288,426	1,266,594	2	3	1,308,495	1,266,594	3
Common stockholders’ equity	172,827	177,235	176,934	(2)	(2)	172,827	176,934	(2)
Wells Fargo stockholders’ equity	193,304	199,042	198,741	(3)	(3)	193,304	198,741	(3)
Total equity	194,416	200,037	199,679	(3)	(3)	194,416	199,679	(3)
Tangible common equity (1)	144,481	148,864	148,391	(3)	(3)	144,481	148,391	(3)
Capital ratios (5):
Total equity to assets	10.00%	10.40	10.66	(4)	(6)	10.00%	10.66	(6)
Risk-based capital:
Common Equity Tier 1	11.61	11.97	11.91	(3)	(3)	11.61	11.91	(3)
Tier 1 capital	13.23	13.69	13.63	(3)	(3)	13.23	13.63	(3)
Total capital	15.96	16.75	16.79	(5)	(5)	15.96	16.79	(5)
Tier 1 leverage	8.68	9.12	9.22	(5)	(6)	8.68	9.22	(6)
Common shares outstanding	4,269.1	4,419.6	4,711.6	(3)	(9)	4,269.1	4,711.6	(9)
Book value per common share (6)	$40.48	40.10	37.55	1	8	$40.48	37.55	8
Tangible book value per common share (1)(6)	33.84	33.68	31.49	—	7	33.84	31.49	7
Team members (active, full-time equivalent)	261,400	262,800	261,700	(1)	—	261,400	261,700	—

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.94 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through 7,500 locations, more than 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 32 countries and territories to support customers who conduct business in the global economy. With approximately 261,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 29 on Fortune’s 2019 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2019.
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

The Company’s Board of Directors (Board) elected Charles W. Scharf as CEO and President and as a member of the Board effective October 21, 2019.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Board submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets will be limited to the level as of December 31, 2017. Compliance with this asset cap will be measured on a two-quarter daily average basis to allow for management of temporary fluctuations. As of the end of third quarter 2019, our total consolidated assets, as calculated pursuant to the requirements of the consent order, were below our level of total assets as of December 31, 2017. Additionally, after removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

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

•
Automobile Lending Business The Company is reviewing practices concerning the origination, servicing, and collection of consumer automobile loans, including matters related to certain insurance products. In July 2017, the Company announced it would remediate customers who may have been financially harmed due to issues related to automobile collateral protection insurance (CPI) policies purchased through a third-party vendor on their behalf (based on an understanding that the borrowers did not have physical damage insurance coverage on their automobiles as required during the term of their automobile loans). The Company is in the process of providing remediation to affected customers. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection waiver or insurance agreements between the customer and dealer and, by assignment, the lender, which will require remediation to customers in certain states. The Company is in the process of providing such remediation to affected customers. The Company has also identified certain issues related to its consumer automobile collections processes for customers in default, including legal notice practices in certain states and expenses charged in connection with certain repossessions. We expect remediation of affected customers will be required.

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

•
Review of Certain Activities Within Wealth and Investment Management A review of certain activities within Wealth and Investment Management (WIM) being conducted by the Board, in response to inquiries from federal government agencies, is assessing whether there have been inappropriate referrals or recommendations, including with respect to rollovers for 401(k) plan participants, certain alternative investments, or referrals of brokerage customers to the Company’s investment and fiduciary services business. The Board substantially completed its review and did not uncover evidence of systemic or widespread issues in these

Overview (continued)

businesses. Federal government agencies continue to review this matter.

•
Fiduciary and Custody Account Fee Calculations The Company is reviewing fee calculations within certain fiduciary and custody accounts in its investment and fiduciary services business, which is part of the wealth management business in WIM. The Company has determined that there have been instances of incorrect fees being applied to certain assets and accounts, resulting in both overcharges and undercharges to customers. These issues included the incorrect set-up and maintenance in the system of record of the values associated with certain assets. Reviews are ongoing to determine the extent of any assets and accounts affected, and, as a result of its reviews to date, the Company has suspended the charging of fees on some assets and accounts, has notified the affected customers, and is continuing its analysis of those assets and accounts. We are in the process of providing remediation to affected customers and continue to review customer accounts to determine the extent of any necessary remediation or specific fee suspensions, including with respect to additional accounts not yet reviewed.

•
Foreign Exchange Business The Company has completed an assessment, with the assistance of a third party, of its policies, practices, and procedures in its foreign exchange (FX) business. The FX business has implemented new policies, practices, and procedures, including those related to pricing. The Company is in the process of providing remediation to customers that may have received pricing inconsistent with commitments made to those customers, and rebates to customers where historic pricing, while consistent with contracts entered into with those customers, does not conform to recently implemented pricing review standards for prior periods. The Company’s review of affected customers is ongoing.

•
Mortgage Loan Modifications An internal review of the Company’s use of a mortgage loan modification underwriting tool identified a calculation error regarding foreclosure attorneys’ fees affecting certain accounts that were in the foreclosure process between April 13, 2010, and October 2, 2015, when the error was corrected. A subsequent expanded review identified related errors regarding the maximum allowable foreclosure attorneys’ fees permitted for certain accounts that were in the foreclosure process between March 15, 2010, and April 30, 2018, when new controls were implemented. Similar to the initial calculation error, these errors caused an overstatement of the attorneys’ fees that were included for purposes of determining whether a customer qualified for a mortgage loan modification or repayment plan pursuant to the requirements of government-sponsored enterprises (such as Fannie Mae and Freddie Mac), the Federal Housing Administration (FHA), and the U.S. Department of Treasury’s Home Affordable Modification Program. Customers were not actually charged the incorrect attorneys’ fees. As previously disclosed, the Company has identified customers who, as a result of these errors, were incorrectly denied a loan modification or were not offered a loan modification or repayment plan in cases where they otherwise would have qualified, as well as instances where a foreclosure was completed after the loan modification was denied or the customer was deemed ineligible to be offered a loan modification or repayment plan. The number of previously disclosed customers affected by these errors may change as a result of our ongoing review and validation process, including the criteria used to determine the population of affected customers. The Company is in the process of providing remediation to affected customers. The Company’s review of its mortgage loan modification practices is ongoing, and we will provide remediation to the extent we identify additional affected customers as a result of this review.

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

Financial Performance
Wells Fargo net income was $4.6 billion in third quarter 2019 with diluted earnings per common share (EPS) of $0.92, compared with $6.0 billion and $1.13, respectively, a year ago. Net income and diluted EPS for third quarter 2019 included the impact of a $1.6 billion, or $(0.35) per share, discrete litigation accrual for previously disclosed retail sales practices matters, and a $1.1 billion, or $0.20 per share, gain from the sale of our Institutional Retirement and Trust (IRT) business. Also, in third quarter 2019:

•	revenue was $22.0 billion, up $69 million compared with a year ago, with net interest income down $947 million and noninterest income up $1.0 billion;

•	the net interest margin was 2.66%, down 28 basis points from a year ago largely due to balance sheet mix and repricing;

•
noninterest expense was $15.2 billion, up $1.4 billion from a year ago predominantly due to higher operating losses from higher litigation accruals, as well as higher salaries, commissions and incentive compensation expense, partially offset by lower employee benefits expense, core deposit and other intangibles expense, and FDIC and other deposit assessments expense;

•	average loans were $949.8 billion, up $10.3 billion from a year ago;

•	average deposits were $1.3 trillion, up $25.0 billion from a year ago;

•	return on assets (ROA) of 0.95% and return on equity (ROE) of 9.00%, were down from 1.27% and 12.04%, respectively, a year ago;

•	our credit results improved with a net charge-off rate of 0.27% (annualized) of average loans in third quarter 2019, compared with 0.29% (annualized) a year ago;

•	nonaccrual loans of $5.5 billion were down $1.2 billion, or 17%, from a year ago; and

•
we returned $9.0 billion to shareholders through common stock dividends and net share repurchases, an increase of 2% from the $8.9 billion we returned in third quarter 2018 and the 17th consecutive quarter of returning more than $3.0 billion.

Balance Sheet and Liquidity
Our balance sheet remained strong during third quarter 2019 with strong credit quality and solid levels of liquidity and capital. Our total assets were $1.94 trillion at September 30, 2019. Cash and other short-term investments decreased $1.7 billion from December 31, 2018, reflecting lower deposit balances, partially offset by an increase in federal funds sold and securities purchased under resale agreements. Debt securities were $503.5 billion at September 30, 2019, an increase of $18.8 billion from December 31, 2018, predominantly due to an increase in trading and held-to-maturity debt securities. Loans were up $1.8 billion from December 31, 2018, driven by increases in real estate 1-4 family first mortgage, automobile, commercial real estate mortgage, commercial and industrial, and credit card loans, partially offset by decreases in real estate 1-4 family junior lien mortgage, commercial real estate construction, and other revolving credit and installment loans.
Average deposits in third quarter 2019 were $1.3 trillion, up $25.0 billion from third quarter 2018 reflecting higher Wholesale Banking and retail banking deposits, partially offset by lower WIM deposits as customers allocated more cash into higher yielding liquid alternatives. Our average deposit cost in third quarter 2019 was 71 basis points, up 24 basis points from a year ago, driven by increases in Wholesale Banking and WIM deposit rates, unfavorable deposit mix shifts, and retail banking deposit campaign pricing for new deposits.

Credit Quality
Solid overall credit results continued in third quarter 2019 as losses remained low and we continued to originate high quality loans, reflecting our long-term risk focus. Net charge-offs were $645 million, or 0.27% (annualized) of average loans, in third quarter 2019, compared with $680 million a year ago (0.29%) (annualized). The decrease in net charge-offs in third quarter 2019, compared with a year ago, was predominantly driven by lower losses in the commercial real estate, automobile, and real estate 1-4 family junior lien mortgage portfolios, partially offset by increases in the real estate 1-4 family first mortgage and credit card portfolios.
Our commercial portfolio net charge-offs were $139 million, or 11 basis points (annualized) of average commercial loans, in third quarter 2019, compared with net charge-offs of $152 million, or 12 basis points (annualized), a year ago. Our consumer portfolio net charge-offs were $506 million, or 46 basis points (annualized) of average consumer loans, in third quarter 2019, compared with net charge-offs of $528 million, or 47 basis points (annualized), a year ago.

The allowance for credit losses as of September 30, 2019, decreased $343 million compared with a year ago and decreased $94 million from December 31, 2018. We had a $50 million build in the allowance for credit losses in third quarter 2019, compared with a $100 million release in the same period a year ago. The allowance coverage for total loans was 1.11% at September 30, 2019, compared with 1.16% a year ago and 1.12% at December 31, 2018. The allowance covered 4.1 times annualized net charge-offs in both third quarter 2019 and 2018. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our provision for loan losses was $695 million in third quarter 2019, up from $580 million a year ago.
Nonperforming assets decreased $317 million, or 5%, from June 30, 2019, and $965 million, or 14%, from December 31, 2018, and represented 0.63% of total loans at September 30, 2019. Nonaccrual loans decreased $377 million from June 30, 2019, and $951 million from December 31, 2018, driven by improvement across several commercial and consumer loan categories along with a decrease in consumer nonaccruals from sales of residential real estate mortgage loans as well as the reclassification of $10 million and $387 million in real estate 1-4 family mortgage nonaccrual loans to mortgage loans held for sale (MLHFS) in the third quarter and first nine months of 2019, respectively. Foreclosed assets increased $60 million from June 30, 2019, and decreased $14 million from December 31, 2018.

Capital
Our financial performance in third quarter 2019 allowed us to maintain a solid capital position, with total equity of $194.4 billion at September 30, 2019, compared with $197.1 billion at December 31, 2018. We returned $9.0 billion to shareholders in third quarter 2019 through common stock dividends and net share repurchases, which was 2% more than the $8.9 billion we returned in third quarter 2018. Our net payout ratio (which is the ratio of (i) common stock dividends and share repurchases less issuances and stock compensation-related items, divided by (ii) net income applicable to common stock) was 224%. We continued to reduce our common shares outstanding through the repurchase of 159.1 million common shares in the quarter. We expect to reduce our common shares outstanding through share repurchases throughout the remainder of 2019.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio under Basel III, fully phased-in, which was 11.61% at September 30, 2019, down from 11.74% at December 31, 2018, and well above our internal target of 10.00%. As of September 30, 2019, our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.29%, compared with the required minimum of 22.0%. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for third quarter 2019 was $4.6 billion ($0.92 diluted earnings per common share), compared with $6.0 billion ($1.13 diluted per share) for third quarter 2018. Net income and diluted EPS for third quarter 2019 included the impact of a $1.6 billion, or $(0.35) per share, discrete litigation accrual for previously disclosed retail sales practices matters, and a $1.1 billion, or $0.20 per share, gain from the sale of our IRT business. Net income decreased in third quarter 2019, compared with the same period a year ago, due to a $947 million decrease in net interest income, a $1.4 billion increase in noninterest expense, and a $115 million increase in our provision for credit losses, partially offset by a $1.0 billion increase in noninterest income,

Earnings Performance (continued)

and a $208 million decrease in income tax expense. Net income in third quarter 2019 included a net discrete income tax expense of $443 million, compared with a net discrete income tax expense of $168 million for the same period a year ago. Net income for the first nine months of 2019 was $16.7 billion, compared with $16.3 billion for the same period a year ago. The increase in net income in the first nine months of 2019, compared with the same period a year ago, was driven by a $1.1 billion increase in noninterest income, a $223 million decrease in noninterest expense, and a $1.2 billion decline in income tax expense, partially offset by a $1.3 billion decrease in net interest income and a $820 million increase in our provision for credit losses. Net income in the first nine months of 2019 included a net discrete income tax expense of $132 million, compared with a net discrete income tax expense of $786 million for the same period a year ago.
Revenue, the sum of net interest income and noninterest income, was $22.0 billion in third quarter 2019, compared with $21.9 billion in the same period a year ago. Revenue increased in third quarter 2019, compared with the same period a year ago, due to an increase in noninterest income, partially offset by a decrease in net interest income. Revenue for the first nine months of 2019 was $65.2 billion, compared with $65.4 billion for the same period a year ago. The decline in revenue in the first nine months of 2019, compared with the same period a year ago, was due to a decrease in net interest income, partially offset by an increase in noninterest income. Our diversified sources of revenue generated by our businesses continued to be relatively balanced between net interest income and noninterest income. Net interest income represented 55% of revenue in the first nine months of 2019, compared with 57% in the first nine months of 2018. Noninterest income represented 45% of revenue in the first nine months of 2019, compared with 43% in the first nine months of 2018.

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ending September 30, 2019 and 2018.
Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. In addition, variable sources of interest income, such as loan fees, periodic dividends, and collection of interest on nonaccrual loans, can fluctuate from period to period.
Net interest income on a taxable-equivalent basis was $11.8 billion and $36.5 billion in the third quarter and first nine months of 2019, respectively, compared with $12.7 billion and $37.8 billion for the same periods a year ago. Net interest margin on a taxable-equivalent basis was 2.66% and 2.79% in the third quarter and first nine months of 2019, compared with 2.94% and 2.90% for the same periods a year ago. The decrease in net interest income and net interest margin in third quarter 2019, compared with the same period a year ago, was driven by unfavorable impacts of repricing, growth and mix. The decrease in net interest income and net interest margin in the first nine months of 2019, compared with the same period a year ago, was driven by unfavorable impacts of repricing, growth and mix, partially offset by favorable hedge ineffectiveness accounting results.
Average earning assets increased $37.3 billion in third quarter 2019 compared with the same period a year ago. The change was driven by increases in:

•	average federal funds sold and securities purchased under resale agreements of $26.0 billion;

•	average debt securities of $11.7 billion;

•	average loans of $10.3 billion;

•	average mortgage loans held for sale of $3.4 billion; and

•	other earning assets of $2.0 billion;
partially offset by decreases in:

•	average interest-earning deposits of $14.5 billion;

•	average equity securities of $827 million; and

•	average loans held for sale of $655 million.

Average earning assets increased $4.9 billion in the first nine months of 2019 compared with the same period a year ago. The change was driven by increases in:

•	average federal funds sold and securities purchased under resale agreements of $16.6 billion;

•	average debt securities of $8.6 billion; and

•	average loans of $4.3 billion;
partially offset by decreases in:

•	average interest-earning deposits of $19.9 billion;

•	average equity securities of $3.2 billion;

•	average loans held for sale of $883 million;

•	average mortgage loans held for sale of $448 million; and

•	other earning assets of $133 million.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits were $1.29 trillion and $1.27 trillion in third quarter and first nine months of 2019, respectively, compared with $1.27 trillion and $1.28 trillion in the same periods a year ago, and represented 136% of average loans in third quarter 2019 and 134% in the first nine months of 2019, compared with 135% in both the third quarter and first nine months of 2018. Average deposits were 73% of average earning assets in both the third quarter and first nine months of 2019, compared with 73% in both the same periods a year ago. The average deposit cost for third quarter 2019 was 71 basis points, up 24 basis points from a year ago, driven by an increase in Wholesale Banking and WIM deposit rates, unfavorable deposit mix shifts, and retail banking deposit campaign pricing for new deposits.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)(2)

	Quarter ended September 30,
			2019			2018
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$134,017	2.14%	$723	148,565	1.93%	$721
Federal funds sold and securities purchased under resale agreements	105,919	2.24	599	79,931	1.93	390
Debt securities (3):
Trading debt securities	94,737	3.35	794	84,481	3.45	730
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	16,040	2.14	87	6,421	1.65	27
Securities of U.S. states and political subdivisions	43,305	3.78	409	46,615	3.76	438
Mortgage-backed securities:
Federal agencies	154,134	2.77	1,066	155,525	2.77	1,079
Residential and commercial	5,175	4.02	52	7,318	4.68	85
Total mortgage-backed securities	159,309	2.81	1,118	162,843	2.86	1,164
Other debt securities	42,435	4.12	440	46,353	4.39	512
Total available-for-sale debt securities	261,089	3.14	2,054	262,232	3.26	2,141
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,770	2.18	247	44,739	2.18	246
Securities of U.S. states and political subdivisions	8,688	4.01	87	6,251	4.33	68
Federal agency and other mortgage-backed securities	95,434	2.54	606	95,298	2.27	539
Other debt securities	50	3.58	—	106	5.61	2
Total held-to-maturity debt securities	148,942	2.52	940	146,394	2.33	855
Total debt securities	504,768	3.00	3,788	493,107	3.02	3,726
Mortgage loans held for sale (4)	22,743	4.08	232	19,343	4.33	210
Loans held for sale (4)	1,964	4.17	20	2,619	5.28	35
Loans:
Commercial loans:
Commercial and industrial – U.S.	284,278	4.21	3,015	273,814	4.22	2,915
Commercial and industrial – Non U.S.	64,016	3.67	593	60,884	3.63	556
Real estate mortgage	121,819	4.36	1,338	121,284	4.35	1,329
Real estate construction	20,686	5.13	267	23,276	5.05	296
Lease financing	19,266	4.34	209	19,512	4.69	229
Total commercial loans	510,065	4.22	5,422	498,770	4.24	5,325
Consumer loans:
Real estate 1-4 family first mortgage	288,383	3.74	2,699	284,133	4.07	2,891
Real estate 1-4 family junior lien mortgage	31,454	5.66	448	35,863	5.50	496
Credit card	39,204	12.55	1,240	36,893	12.77	1,187
Automobile	46,286	5.13	599	46,963	5.20	616
Other revolving credit and installment	34,368	6.95	601	36,840	6.78	630
Total consumer loans	439,695	5.06	5,587	440,692	5.26	5,820
Total loans (4)	949,760	4.61	11,009	939,462	4.72	11,145
Equity securities	37,075	2.68	249	37,902	2.98	283
Other	6,695	1.77	30	4,702	1.47	16
Total earning assets	$1,762,941	3.76%	$16,650	1,725,631	3.81%	$16,526
Funding sources
Deposits:
Interest-bearing checking	$59,310	1.39%	$208	51,177	1.01%	$131
Market rate and other savings	711,334	0.66	1,182	693,937	0.35	614
Savings certificates	32,751	1.72	142	20,586	0.62	32
Other time deposits	91,820	2.42	561	87,752	2.35	519
Deposits in foreign offices	51,709	1.77	231	53,933	1.50	203
Total interest-bearing deposits	946,924	0.97	2,324	907,385	0.66	1,499
Short-term borrowings	121,842	2.07	635	105,472	1.74	463
Long-term debt	229,689	3.09	1,780	220,654	3.02	1,667
Other liabilities	26,173	2.06	135	27,108	2.40	164
Total interest-bearing liabilities	1,324,628	1.46	4,874	1,260,619	1.20	3,793
Portion of noninterest-bearing funding sources	438,313	—	—	465,012	—	—
Total funding sources	$1,762,941	1.10	4,874	1,725,631	0.87	3,793
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.66%	$11,776		2.94%	$12,733
Noninterest-earning assets
Cash and due from banks	$19,199			18,356
Goodwill	26,413			26,429
Other	118,862			105,867
Total noninterest-earning assets	$164,474			150,652
Noninterest-bearing funding sources
Deposits	$344,451			358,993
Other liabilities	58,241			53,845
Total equity	200,095			202,826
Noninterest-bearing funding sources used to fund earning assets	(438,313)			(465,012)
Net noninterest-bearing funding sources	$164,474			150,652
Total assets	$1,927,415			1,876,283

(1)
Our average prime rate was 5.31% and 5.01% for the quarters ended September 30, 2019 and 2018, respectively, and 5.43% and 4.78%, for the first nine months of 2019 and 2018, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.20% and 2.34% for the quarters ended September 30, 2019 and 2018, respectively, and 2.46% and 2.20% for the first nine months of 2019 and 2018, respectively.

(2)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Yields/rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

	Nine months ended September 30,
			2019			2018
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$138,591	2.27%	$2,352	158,480	1.71%	$2,029
Federal funds sold and securities purchased under resale agreements	95,945	2.36	1,692	79,368	1.69	1,005
Debt securities (3):
Trading debt securities	90,229	3.46	2,338	81,307	3.38	2,062
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	15,178	2.17	246	6,424	1.66	80
Securities of U.S. states and political subdivisions	45,787	3.95	1,355	47,974	3.68	1,323
Mortgage-backed securities:
Federal agencies	151,806	2.95	3,359	156,298	2.75	3,220
Residential and commercial	5,571	4.12	172	8,140	4.54	277
Total mortgage-backed securities	157,377	2.99	3,531	164,438	2.84	3,497
Other debt securities	44,746	4.33	1,451	47,146	4.14	1,462
Total available-for-sale debt securities	263,088	3.34	6,583	265,982	3.19	6,362
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,762	2.19	734	44,731	2.19	733
Securities of U.S. states and political subdivisions	7,277	4.03	220	6,255	4.34	204
Federal agency and other mortgage-backed securities	95,646	2.64	1,894	93,699	2.32	1,632
Other debt securities	56	3.81	1	460	4.02	14
Total held-to-maturity debt securities	147,741	2.57	2,849	145,145	2.38	2,583
Total debt securities	501,058	3.13	11,770	492,434	2.98	11,007
Mortgage loans held for sale (4)	18,401	4.20	579	18,849	4.15	587
Loans held for sale (4)	1,823	4.72	64	2,706	5.28	107
Loans:
Commercial loans:
Commercial and industrial – U.S.	285,305	4.39	9,360	273,711	4.08	8,350
Commercial and industrial – Non U.S.	63,252	3.82	1,808	60,274	3.46	1,559
Real estate mortgage	121,703	4.51	4,101	123,804	4.22	3,910
Real estate construction	21,557	5.31	856	23,783	4.82	857
Lease financing	19,262	4.56	659	19,349	4.82	700
Total commercial loans	511,079	4.39	16,784	500,921	4.10	15,376
Consumer loans:
Real estate 1-4 family first mortgage	286,600	3.86	8,296	283,814	4.05	8,613
Real estate 1-4 family junior lien mortgage	32,610	5.72	1,397	37,308	5.31	1,484
Credit card	38,517	12.69	3,656	36,416	12.73	3,467
Automobile	45,438	5.18	1,762	48,983	5.18	1,899
Other revolving credit and installment	34,832	7.07	1,841	37,371	6.62	1,851
Total consumer loans	437,997	5.17	16,952	443,892	5.21	17,314
Total loans (4)	949,076	4.75	33,736	944,813	4.62	32,690
Equity securities	35,139	2.65	697	38,322	2.57	738
Other	5,275	1.73	68	5,408	1.38	56
Total earning assets	$1,745,308	3.90%	$50,958	1,740,380	3.70%	$48,219
Funding sources
Deposits:
Interest-bearing checking	$57,715	1.42%	$615	66,364	0.89%	$441
Market rate and other savings	696,943	0.58	3,038	683,279	0.28	1,416
Savings certificates	29,562	1.56	344	20,214	0.46	70
Other time deposits	95,490	2.57	1,836	82,175	2.16	1,331
Deposits in foreign offices	52,995	1.84	730	66,590	1.20	599
Total interest-bearing deposits	932,705	0.94	6,563	918,622	0.56	3,857
Short-term borrowings	115,131	2.18	1,878	103,696	1.51	1,173
Long-term debt	233,186	3.21	5,607	223,485	2.93	4,901
Other liabilities	25,263	2.17	410	27,743	2.14	446
Total interest-bearing liabilities	1,306,285	1.48	14,458	1,273,546	1.09	10,377
Portion of noninterest-bearing funding sources	439,023	—	—	466,834	—	—
Total funding sources	$1,745,308	1.11	14,458	1,740,380	0.80	10,377
Net interest margin and net interest income on a taxable-equivalent basis (5)		2.79%	$36,500		2.90%	$37,842
Noninterest-earning assets
Cash and due from banks	$19,428			18,604
Goodwill	26,416			26,463
Other	112,721			106,762
Total noninterest-earning assets	$158,565			151,829
Noninterest-bearing funding sources
Deposits	$341,541			359,563
Other liabilities	56,664			54,088
Total equity	199,383			205,012
Noninterest-bearing funding sources used to fund earning assets	(439,023)			(466,834)
Net noninterest-bearing funding sources	$158,565			151,829
Total assets	$1,903,873			1,892,209

(4)	Nonaccrual loans and related income are included in their respective loan categories.

(5)
Includes taxable-equivalent adjustments of $151 million and $161 million for the quarters ended September 30, 2019 and 2018, respectively, and $469 million and $491 million for the first nine months of 2019 and 2018, respectively, predominantly related to tax-exempt income on certain loans and securities. The federal statutory tax rate utilized was 21% for the periods presented.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Service charges on deposit accounts	$1,219	1,204	1%	$3,519	3,540	(1)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,346	2,334	1	6,857	7,091	(3)
Trust and investment management	729	835	(13)	2,310	2,520	(8)
Investment banking	484	462	5	1,333	1,378	(3)
Total trust and investment fees	3,559	3,631	(2)	10,500	10,989	(4)
Card fees	1,027	1,017	1	2,996	2,926	2
Other fees:
Lending related charges and fees (1)	349	370	(6)	1,045	1,126	(7)
Cash network fees	118	121	(2)	344	367	(6)
Commercial real estate brokerage commissions	170	129	32	356	323	10
Wire transfer and other remittance fees	121	120	1	355	357	(1)
All other fees	100	110	(9)	328	323	2
Total other fees	858	850	1	2,428	2,496	(3)
Mortgage banking:
Servicing income, net	(142)	390	NM	499	1,264	(61)
Net gains on mortgage loan origination/sales activities	608	456	33	1,433	1,286	11
Total mortgage banking	466	846	(45)	1,932	2,550	(24)
Insurance	91	104	(13)	280	320	(13)
Net gains from trading activities	276	158	75	862	592	46
Net gains on debt securities	3	57	(95)	148	99	49
Net gains from equity securities	956	416	130	2,392	1,494	60
Lease income	402	453	(11)	1,269	1,351	(6)
Life insurance investment income	173	167	4	499	493	1
All other	1,355	466	191	2,347	1,227	91
Total	$10,385	9,369	11	$29,172	28,077	4
NM - Not meaningful

(1)	Represents combined amount of previously reported "Charges and fees on loans" and "Letters of credit fees".

Noninterest income was $10.4 billion and $29.2 billion in the third quarter and first nine months of 2019, respectively, compared with $9.4 billion and $28.1 billion for the same periods a year ago. Noninterest income represented 47% of revenue for third quarter 2019 and 45% of revenue for the first nine months of 2019, compared with 43% for both periods in 2018. The increase in noninterest income in the third quarter and first nine months of 2019, compared with the same periods a year ago, was predominantly driven by higher all other income, which included a $1.1 billion pre-tax gain from the sale of our IRT business, and higher net gains from trading and equity securities, partially offset by lower trust and investment fees and lower mortgage banking income. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 18 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts were $1.2 billion and
$3.5 billion in the third quarter and first nine months of 2019, respectively, flat compared with the same periods a year ago. In both the third quarter and first nine months of 2019, compared with the same periods a year ago, consumer service charges were higher primarily due to higher overdraft fees resulting from increases in consumer ACH and recurring debit card transactions, offset by lower treasury management fees. The decline in treasury management fees in both the third quarter and first nine months of 2019, compared with the same periods a year ago, was primarily due to the impact of a higher earnings credit rate applied to commercial accounts due to increased interest rates.
Brokerage advisory, commissions and other fees were $2.3 billion in third quarter 2019, flat compared with the same period a year ago, and $6.9 billion in the first nine months of 2019, compared with $7.1 billion for the same period a year ago. In third quarter 2019, compared with the same period a year ago, higher asset-based fees were offset by lower transactional revenue. The decrease in the first nine months of 2019, compared with the same period a year ago, was due to lower asset-based fees and transactional revenue. Retail brokerage client assets totaled $1.6 trillion at both September 30, 2019 and 2018, with all retail brokerage services provided by our WIM operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fee income is largely from client assets under management (AUM) for which fees are based on a tiered scale relative to market value of the assets, and client assets under administration (AUA), for which fees are generally based on the extent of services to administer the assets. Trust and investment management fees declined to $729 million and $2.3 billion in the third quarter and first nine months of 2019, respectively, from $835 million and $2.52 billion for the same periods a year ago. The decrease in the third quarter and first nine months of 2019, compared with the same periods a

Earnings Performance (continued)

year ago, was driven by lower trust fees due to the sale of our IRT business. The decrease in the first nine months of 2019, compared with the same period a year ago, also reflected lower mutual fund asset fees.
Our AUM, including IRT client assets still on our platform, totaled $691.9 billion at September 30, 2019, compared with $668.8 billion at September 30, 2018. Substantially all of our AUM is managed by our WIM operating segment. Our AUA, including IRT client assets still on our platform, totaled $1.8 trillion at both September 30, 2019 and 2018. We had AUM and AUA associated with the IRT business of $21 billion and $912 billion, respectively, at September 30, 2019. No IRT client assets were transitioned to the buyer's platform as of September 30, 2019.
We closed the previously announced sale of our IRT business on July 1, 2019. We will continue to administer client assets at the direction of the buyer for up to 24 months from the closing date pursuant to a transition services agreement. The buyer will receive post-closing revenue from the client assets and will pay us a fee for certain costs that we incur to administer the client assets during the transition period. The transition services fee will be recognized as other noninterest income, and the expenses we incur will be recognized in the same manner as they were prior to the close of the sale. Transition period revenue is expected to approximate transition period expenses and is subject to downward adjustment as client assets transition to the buyer's platform.
Additional information regarding our WIM operating segment AUM is provided in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report, including Table 4f.
Investment banking fees were $484 million and $1.3 billion in the third quarter and first nine months of 2019, respectively, compared with $462 million and $1.4 billion for the same periods a year ago. The increase in third quarter 2019, compared with the same period a year ago, was driven by higher debt originations, partially offset by lower advisory fees. The decrease in the first nine months of 2019, compared with the same period a year ago, was predominantly due to lower equity and debt originations.
Card fees were $1.0 billion and $3.0 billion in the third quarter and first nine months of 2019, respectively, compared with $1.0 billion and $2.9 billion for the same periods a year ago. The increase in the first nine months of 2019, compared with the same period a year ago, was predominantly due to higher interchange fees driven by increased purchase activity, partially offset by higher rewards costs.
Other fees were $858 million and $2.4 billion in the third quarter and first nine months of 2019, respectively, compared with $850 million and $2.5 billion for the same periods a year ago. The decrease in the first nine months of 2019, compared with the same period a year ago, was driven by lower lending related charges and fees, and lower cash network fees, partially offset by higher commercial real estate brokerage commissions. We closed the previously announced sale of our commercial real estate brokerage business, Eastdil Secured (Eastdil), on October 1, 2019, and we recognized a pre-tax gain of approximately $360 million, which will be reflected in our fourth quarter 2019 net income.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/ sales activities, totaled $466 million and $1.9 billion in the third quarter and first nine months of 2019, respectively, compared with $846 million and $2.6 billion for the same periods a year ago.

In addition to servicing fees, net mortgage loan servicing income includes amortization of commercial mortgage servicing rights (MSRs), changes in the fair value of residential MSRs during the period, as well as changes in the value of derivatives (economic hedges) used to hedge the residential MSRs. Net servicing income was a loss of $142 million for third quarter 2019, which included a $284 million net MSR valuation loss ($962 million decrease in the fair value of the MSRs and a $678 million hedge gain). Net servicing income of $390 million for third quarter 2018 included a $30 million net MSR valuation gain ($531 million increase in the fair value of the MSRs and a $501 million hedge loss). For the first nine months of 2019, net servicing income of $499 million included a $136 million net MSR valuation loss ($2.9 billion decrease in the fair value of the MSRs and a $2.8 billion hedge gain), and for the first nine months of 2018, net servicing income of $1.3 billion included a $166 million net MSR valuation gain ($2.2 billion increase in the fair value of the MSRs and a $2.0 billion hedge loss). The reduction in the net MSR valuation results for the third quarter and first nine months of 2019, compared with the same periods a year ago, was predominantly attributable to valuation adjustments made in third quarter 2019 to reflect higher prepayment rate estimates. The reduction in net servicing income for the third quarter and first nine months of 2019, compared with the same periods a year ago, also reflected lower net servicing fees due to servicing portfolio runoff and sales.
Our portfolio of loans serviced for others was $1.63 trillion at September 30, 2019, and $1.71 trillion at December 31, 2018. At September 30, 2019, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.76%, compared with 0.94% at December 31, 2018. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities were $608 million and $1.4 billion in the third quarter and first nine months of 2019, respectively, compared with $456 million and $1.3 billion for the same periods a year ago. The increase in third quarter 2019, compared with the same period a year ago, was predominantly due to higher production margins and higher held for sale loan origination volumes. The increase in the first nine months of 2019, compared with the same period a year ago, was predominantly due to higher production margins and a higher repurchase reserve release in 2019, partially offset by lower held for sale mortgage loan origination volumes. The production margin on residential held-for-sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2a presents the information used in determining the production margin.

Table 2a: Selected Mortgage Production Data

		Quarter ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$461	324	$1,015	929
Commercial		106	75	236	200
Residential pipeline and unsold/repurchased loan management (1)		41	57	182	157
Total		$608	456	$1,433	1,286
Residential real estate originations (in billions):
Held-for-sale	(B)	$38	33	$93	104
Held-for-investment		20	13	51	35
Total		$58	46	$144	139
Production margin on residential held-for-sale mortgage loan originations	(A)/(B)	1.21%	0.97	1.09%	0.89%

(1)
Primarily includes the results of Government National Mortgage Association (GNMA) loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.21% and 1.09% for the third quarter and first nine months of 2019, respectively, compared with 0.97% and 0.89% for the same periods a year ago. The increase in production margin in third quarter 2019, compared with the same period a year ago, was predominantly due to higher margins in our correspondent production channel and a shift to more retail origination volume, which has a higher production margin. The increase in production margin in the first nine months of 2019, compared with the same period a year ago, was due to higher margins in both our production channels and a shift to more retail origination volume. Mortgage applications were $85 billion and $239 billion for the third quarter and first nine months of 2019, respectively, compared with $57 billion and $182 billion for the same periods a year ago. The 1-4 family first mortgage unclosed application pipeline was $44 billion at September 30, 2019, compared with $22 billion at September 30, 2018. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 11 (Mortgage Banking Activities) and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, were $276 million and $862 million in the third quarter and first nine months of 2019, respectively, compared with $158 million and $592 million in the same periods a year ago. The increase in third quarter 2019, compared with the same period a year ago, was driven by increased trading activity in rates and commodities, credit trading, and equities, as well as higher trading volumes on residential mortgage-backed securities (RMBS). The increase in the first nine months of 2019, compared with same period a year ago, was driven by higher trading volumes on RMBS and higher credit trading, partially offset by lower equity trading activity. Net gains from trading activities do not include interest and dividend income and expense on trading securities. Those amounts are reported within interest income from debt and equity securities and other interest expense. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-

Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.
Net gains on debt and equity securities totaled $959 million and $2.5 billion in the third quarter and first nine months of 2019, respectively, compared with $473 million and $1.6 billion for the same periods a year ago, after other-than-temporary impairment (OTTI) write-downs of $49 million and $168 million for the third quarter and first nine months of 2019, respectively, compared with $50 million and $325 million for the same periods a year ago. The increase in net gains on debt and equity securities in third quarter 2019, compared with the same period a year ago, was driven predominantly by higher net realized gains from nonmarketable equity securities and higher unrealized gains on equity securities, partially offset by lower deferred compensation gains (offset in employee benefits expense) and lower net gains on debt securities. The increase in net gains on debt and equity securities in the first nine months of 2019, compared with the same period a year ago, was driven by higher unrealized gains on equity securities, higher deferred compensation gains (offset in employee benefits expense), and higher net gains from debt securities, partially offset by lower net realized gains from nonmarketable equity securities. Table 3a presents results for our deferred compensation plan and related investments. The decrease in OTTI in the first nine months of 2019, compared with the same period a year ago, was predominantly driven by a $214 million impairment related to the sale of our ownership stake in The Rock Creek Group, LP (RockCreek) in second quarter of 2018.
Lease income was $402 million and $1.3 billion in the third quarter and first nine months of 2019, respectively, compared with $453 million and $1.4 billion for the same periods a year ago. The decreases in the third quarter and first nine months of 2019, compared with the same periods a year ago, were driven by lower equipment lease income.
All other income was $1.4 billion and $2.3 billion in the third quarter and first nine months of 2019, respectively, compared with $466 million and $1.2 billion for the same periods a year ago. All other income includes hedge accounting results related to hedges of foreign currency risk, the results of certain economic hedges, losses on low income housing tax credit investments, foreign currency adjustments, and income from investments accounted for under the equity method, any of which can cause decreases and net losses in other income. The increase in all other income in the third quarter and first nine months of 2019, compared with the same periods a year ago, was predominantly driven by a $1.1 billion pre-tax gain on the sale of our IRT business. All other income also included $302 million and $1.6 billion of gains from the sales of purchased credit-impaired (PCI) loans in the third quarter and first nine months of 2019, respectively, compared with $638 million and $1.8 billion for the same periods a year ago. The increase in all other income in third quarter 2019, compared with the same period a year ago, also included transition services fee income of $94 million associated with the reimbursement by the buyer of certain costs we incurred to administer IRT client assets pursuant to the IRT transition services agreement. The increase in all other income in the first nine months of 2019, compared with the same period a year ago, also reflected a pre-tax gain from the sale of Business Payroll Services in first quarter 2019 and a loss related to the sale of certain assets and liabilities of Reliable Financial Services, Inc. (a subsidiary of Wells Fargo’s automobile financing business) in first quarter 2018, partially offset by a pretax gain from the sale of Wells Fargo Shareowner Services in first quarter 2018.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Sep 30,		%	Nine months ended Sep 30,		%
(in millions)	2019	2018	Change	2019	2018	Change
Salaries	$4,695	4,461	5%	$13,661	13,289	3%
Commission and incentive compensation	2,735	2,427	13	8,177	7,837	4
Employee benefits	1,164	1,377	(15)	4,438	4,220	5
Equipment	693	634	9	1,961	1,801	9
Net occupancy (1)	760	718	6	2,196	2,153	2
Core deposit and other intangibles	27	264	(90)	82	794	(90)
FDIC and other deposit assessments	93	336	(72)	396	957	(59)
Outside professional services	823	761	8	2,322	2,463	(6)
Contract services	649	593	9	1,836	1,576	16
Operating losses	1,920	605	217	2,405	2,692	(11)
Leases (2)	272	311	(13)	869	942	(8)
Advertising and promotion	266	223	19	832	603	38
Outside data processing	167	166	1	509	492	3
Travel and entertainment	139	141	(1)	449	450	—
Postage, stationery and supplies	117	120	(3)	358	383	(7)
Telecommunications	91	90	1	275	270	2
Foreclosed assets	52	59	(12)	124	141	(12)
Insurance	25	26	(4)	75	76	(1)
All other	511	451	13	1,599	1,648	(3)
Total	$15,199	13,763	10	$42,564	42,787	(1)

(1)	Represents expenses for both leased and owned properties.

(2)	Represents expenses for assets we lease to customers.
Noninterest expense was $15.2 billion in third quarter 2019, up 10% from $13.8 billion a year ago, and $42.6 billion in the first nine months of 2019, down 1% from the same period a year ago. The increase in third quarter 2019, compared with the same period a year ago, was predominantly due to higher operating losses, as well as higher salaries, commissions and incentive compensation expense, partially offset by lower employee benefits expense, core deposit and other intangibles expense, and FDIC and other deposit assessments expense. The decrease in the first nine months of 2019, compared with the same period a year ago, was predominantly due to lower core deposit and other intangibles expense, FDIC and other deposit assessments, and operating losses, partially offset by higher salaries, commission and incentive compensation, employee benefits, contract services, and advertising and promotion expenses.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were up

$329 million, or 4%, in third quarter 2019, compared with the same period a year ago, and up $930 million, or 4%, in the first nine months of 2019, compared with the same period a year ago. The increase in the third quarter and first nine months of 2019, compared with the same periods a year ago, was due to higher salaries driven by annual salary increases and the impact of staffing mix changes, as well as higher incentive compensation, partially offset by lower profit sharing expense and staffing levels. The increase in third quarter 2019, compared with the same period a year ago, also reflected one additional payroll day in the quarter, partially offset by lower deferred compensation costs (offset in net gains from equity securities). The increase in the first nine months of 2019, compared with the same period a year ago, also reflected higher deferred compensation costs (offset in net gains from equity securities). Table 3a presents results for our deferred compensation plan and related investments.
Table 3a: Deferred Compensation Plan and Related Investments

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2019	2018	2019	2018
Net interest income	$13	14	$44	37
Net gains (losses) from equity securities	(4)	118	428	149
Total revenue from deferred compensation plan investments	9	132	472	186
Employee benefits expense (1)	5	129	476	186
Income (loss) before income tax expense	$4	3	$(4)	—

(1)	Represents change in deferred compensation plan liability.
Core deposit and other intangibles expense was down $237 million, or 90%, in third quarter 2019, compared with the same period a year ago, and down $712 million, or 90%, in the first nine months of 2019, compared with the same period a year ago, in each case due to lower amortization expense reflecting the end of the 10-year amortization period on Wachovia intangibles.
Federal Deposit Insurance Corporation (FDIC) and other deposit assessments were down $243 million, or 72%, in third quarter 2019, compared with the same period a year ago, and down $561 million, or 59%, in the first nine months of 2019, compared with the same period a year ago. The decrease in both periods was due to the completion of the FDIC temporary surcharge, which ended September 30, 2018.
Outside professional and contract services expense was up $118 million, or 9%, in third quarter 2019, compared with the same period a year ago, and up $119 million, or 3% in the first nine months of 2019, compared with the same period a year ago, reflecting an increase in project spending, partially offset by lower legal expenses in both periods.
Operating losses were up $1.3 billion, or 217%, in third quarter 2019, compared with the same period a year ago, and down $287 million, or 11%, in the first nine months of 2019, compared with the same period a year ago. The increase in third quarter 2019, compared with the same period a year ago, was due to higher litigation accruals, including a $1.6 billion discrete litigation accrual for previously disclosed retail sales practices matters, partially offset by lower remediation expense. The decrease in the first nine months of 2019, compared with the same period a year ago, reflected lower remediation expense, partially offset by higher litigation accruals.
Advertising and promotion expense was up $43 million, or 19%, in third quarter 2019, compared with the same period a year ago, and up $229 million, or 38%, in the first nine months of 2019, compared with the same period a year ago, in each case due to increases in marketing and brand campaign volumes.
All other expense was up $60 million, or 13%, in third quarter 2019, compared with the same period a year ago, and down $49 million, or 3%, in the first nine months of 2019, compared with the same period a year ago. The increase in third quarter 2019, compared with the same period a year ago, was due to higher insurance premium payments, as well as higher donations expense. The decrease in the first nine months of 2019, compared with the same period a year ago, included a state sales tax refund and higher gains on the sale of premises.

Our efficiency ratio was 69.1% in third quarter 2019, compared with 62.7% in third quarter 2018.

Income Tax Expense
Our effective income tax rate was 22.1% and 17.3% for the third quarter and first nine months of 2019, respectively, compared with 20.1% and 22.3% for the same periods in 2018. The rate for third quarter 2019 reflected a net discrete income tax expense of $443 million predominantly related to the non-tax deductible treatment of the $1.6 billion discrete litigation accrual. The rate for the first nine months of 2019 reflected the non-tax deductible treatment of the $1.6 billion discrete litigation accrual, partially offset by net discrete income tax benefits in first and second quarter 2019 related to the results of U.S. federal and state income tax examinations. The rate for third quarter 2018 reflected net discrete income tax expense of $168 million primarily related to the re-measurement of our initial estimates for the impacts of the Tax Cuts & Jobs Act (the Tax Act) recognized in fourth quarter 2017. The rate for the first nine months of 2018 reflected net discrete income tax expense related to state income taxes driven by the U.S. Supreme Court decision in South Dakota v. Wayfair as well as the non-tax deductible treatment of an $800 million discrete litigation accrual recorded as noninterest expense in first quarter 2018.
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
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
average balances in billions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Quarter ended Sep 30,
Revenue	$11,239	11,816	6,942	7,304	5,141	4,226	(1,312)	(1,405)	22,010	21,941
Provision (reversal of provision) for credit losses	608	547	92	26	3	6	(8)	1	695	580
Noninterest expense	8,766	7,467	3,889	3,935	3,431	3,243	(887)	(882)	15,199	13,763
Net income (loss)	999	2,816	2,644	2,851	1,280	732	(313)	(392)	4,610	6,007
Average loans	$459.0	460.9	474.3	462.8	75.9	74.6	(59.4)	(58.8)	949.8	939.5
Average deposits	789.7	760.9	422.0	413.6	142.4	159.8	(62.7)	(67.9)	1,291.4	1,266.4
Nine months ended Sep 30,
Revenue	$34,794	35,452	21,118	21,780	13,270	12,419	(3,979)	(4,223)	65,203	65,428
Provision (reversal of provision) for credit losses	1,797	1,249	254	(30)	6	(2)	(14)	6	2,043	1,223
Noninterest expense	23,667	23,459	11,609	12,132	9,980	9,894	(2,692)	(2,698)	42,564	42,787
Net income (loss)	6,969	7,225	8,203	8,361	2,459	1,891	(955)	(1,148)	16,676	16,329
Average loans	$458.3	465.0	474.9	464.2	75.1	74.4	(59.2)	(58.8)	949.1	944.8
Average deposits	777.7	756.4	414.1	424.4	146.3	168.2	(63.9)	(70.8)	1,274.2	1,278.2

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
Table 4a: Community Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$6,769	7,338	(8)%	$21,083	21,879	(4)%
Noninterest income:
Service charges on deposit accounts	742	700	6	2,056	1,971	4
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	504	470	7	1,433	1,413	1
Trust and investment management (1)	203	231	(12)	612	684	(11)
Investment banking (2)	(26)	(17)	(53)	(64)	(27)	NM
Total trust and investment fees	681	684	—	1,981	2,070	(4)
Card fees	936	925	1	2,723	2,650	3
Other fees	316	344	(8)	983	1,019	(4)
Mortgage banking	339	747	(55)	1,635	2,284	(28)
Insurance	11	21	(48)	33	65	(49)
Net gains from trading activities	19	10	90	13	33	(61)
Net gains (losses) on debt securities	(1)	1	NM	51	(1)	NM
Net gains from equity securities (3)	822	274	200	1,894	1,367	39
Other income of the segment	605	772	(22)	2,342	2,115	11
Total noninterest income	4,470	4,478	—	13,711	13,573	1

Total revenue	11,239	11,816	(5)	34,794	35,452	(2)

Provision for credit losses	608	547	11	1,797	1,249	44
Noninterest expense:
Personnel expense	5,525	5,414	2	16,942	16,325	4
Equipment	570	615	(7)	1,795	1,736	3
Net occupancy	584	542	8	1,668	1,618	3
Core deposit and other intangibles	1	100	(99)	2	303	(99)
FDIC and other deposit assessments	43	195	(78)	243	531	(54)
Outside professional services	685	335	104	1,388	1,162	19
Operating losses	1,806	577	213	2,222	2,304	(4)
Other expense of the segment	(448)	(311)	(44)	(593)	(520)	(14)
Total noninterest expense	8,766	7,467	17	23,667	23,459	1
Income before income tax expense and noncontrolling interests	1,865	3,802	(51)	9,330	10,744	(13)
Income tax expense	667	925	(28)	1,929	3,147	(39)
Net income from noncontrolling interests (4)	199	61	226	432	372	16
Net income	$999	2,816	(65)	$6,969	7,225	(4)
Average loans	$459.0	460.9	—	$458.3	465.0	(1)
Average deposits	789.7	760.9	4	777.7	756.4	3
NM – Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels which is offset in our WIM segment and eliminated in consolidation.

(2)	Includes syndication and underwriting fees paid to Wells Fargo Securities which are offset in our Wholesale Banking segment and eliminated in consolidation.

(3)	Mostly represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $1.0 billion, down $1.8 billion, or 65%, from third quarter 2018, and $7.0 billion for the first nine months of 2019, down $256 million, or 4%, compared with the same period a year ago.
Revenue decreased $577 million, or 5%, from third quarter 2018, due to lower net interest income, mortgage banking income, and gains on the sale of PCI mortgage loans, partially offset by higher net gains from equity securities. Revenue decreased $658 million, or 2%, from the first nine months of 2018, due to lower net interest income, mortgage banking income, and trust and investment fees, partially offset by higher net gains from equity securities, other income, service charges on deposit accounts, card fees, and net gains from debt securities.
Noninterest income decreased $8 million from third quarter 2018, due to lower mortgage banking income and lower gains on the sale of PCI mortgage loans, partially offset by higher net gains from equity securities. Noninterest income increased $138 million, or 1%, from the first nine months of 2018, due to higher net gains from equity securities, other income, service charges on deposit accounts, card fees, and net gains from debt securities, partially offset by lower mortgage banking income and trust and investment fees.
The provision for credit losses increased $61 million from third quarter 2018 and $548 million from the first nine months of 2018. The increase in the provision from third quarter 2018 reflected an allowance build in third quarter 2019, compared with an allowance release in third quarter 2018. The increase in the provision from the first nine months of 2018 reflected an allowance release in the first nine months of 2018 reflecting an improvement in our outlook for 2017 hurricane-related losses.
Noninterest expense was $8.8 billion in third quarter 2019, up $1.3 billion, or 17%, from third quarter 2018, and was $23.7 billion in the first nine months of 2019, up $208 million, or 1%, from the first nine months of 2018. The increase in noninterest expense from third quarter 2018 was predominantly due to higher operating losses reflecting litigation accruals for a variety of matters, including a $1.6 billion discrete litigation accrual for previously disclosed retail sales practices matters, as well as higher personnel expense and outside professional services expense, partially offset by lower FDIC expense and core deposit and other intangibles amortization expense. The increase in noninterest expense from the first nine months of 2018 was predominantly due to higher personnel expense and equipment expense, partially offset by lower core deposit and other intangibles amortization expense, FDIC expense, and operating losses.
Income tax expense decreased $258 million from third quarter 2018, driven by lower net income in third quarter 2019, partially offset by a net discrete income tax expense of $443 million in third quarter 2019 predominantly related to the non-tax deductible treatment of a $1.6 billion discrete litigation accrual. Income tax expense decreased $1.2 billion from the first nine months of 2018, driven by lower net income and net discrete income tax benefits in the first nine months of 2019 related to the results of U.S. federal and state income tax examinations and the accounting for stock compensation activity, as well as net discrete income tax expense related to state income taxes in 2018, partially offset by a net discrete income tax expense in third quarter 2019 related to the $1.6 billion discrete litigation accrual.

Average loans of $459.0 billion in third quarter 2019 were flat compared with third quarter 2018, and average loans of $458.3 billion in the first nine months of 2019 decreased $6.7 billion, or 1%, from the first nine months of 2018. The decline in average loans from the first nine months of 2018 was due to lower junior lien mortgages, automobile loans, other revolving credit and installment loans, and commercial loans, partially offset by higher real estate 1-4 family first mortgage loans and credit card loans. Average deposits of $789.7 billion in third quarter 2019 increased $28.8 billion, or 4%, from third quarter 2018, and increased $21.3 billion, or 3%, from the first nine months of 2018.

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
Table 4b: Wholesale Banking

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$4,382	4,726	(7)%	$13,451	13,951	(4)%
Noninterest income:
Service charges on deposit accounts	477	505	(6)	1,462	1,569	(7)
Trust and investment fees:
Brokerage advisory, commissions and other fees	62	79	(22)	214	224	(4)
Trust and investment management	121	112	8	352	335	5
Investment banking	510	476	7	1,397	1,401	—
Total trust and investment fees	693	667	4	1,963	1,960	—
Card fees	90	92	(2)	271	275	(1)
Other fees	540	504	7	1,441	1,472	(2)
Mortgage banking	128	101	27	300	269	12
Insurance	74	76	(3)	227	233	(3)
Net gains from trading activities	247	135	83	806	514	57
Net gains on debt securities	4	53	(92)	97	96	1
Net gains from equity securities	135	50	170	328	232	41
Other income of the segment	172	395	(56)	772	1,209	(36)
Total noninterest income	2,560	2,578	(1)	7,667	7,829	(2)

Total revenue	6,942	7,304	(5)	21,118	21,780	(3)

Provision (reversal of provision) for credit losses	92	26	254	254	(30)	947
Noninterest expense:
Personnel expense	1,443	1,302	11	4,337	4,224	3
Equipment	11	10	10	30	36	(17)
Net occupancy	95	99	(4)	286	299	(4)
Core deposit and other intangibles	23	95	(76)	70	284	(75)
FDIC and other deposit assessments	43	122	(65)	132	366	(64)
Outside professional services	38	234	(84)	453	722	(37)
Operating losses	16	(13)	223	27	203	(87)
Other expense of the segment	2,220	2,086	6	6,274	5,998	5
Total noninterest expense	3,889	3,935	(1)	11,609	12,132	(4)
Income before income tax expense and noncontrolling interests	2,961	3,343	(11)	9,255	9,678	(4)
Income tax expense	315	475	(34)	1,049	1,302	(19)
Net loss from noncontrolling interests	2	17	(88)	3	15	(80)
Net income	$2,644	2,851	(7)	$8,203	8,361	(2)
Average loans	$474.3	462.8	2	$474.9	464.2	2
Average deposits	422.0	413.6	2	414.1	424.4	(2)

Earnings Performance (continued)

Wholesale Banking reported net income of $2.6 billion in third quarter 2019, down $207 million, or 7%, from third quarter 2018. In the first nine months of 2019, net income of $8.2 billion decreased $158 million, or 2%, from the same period a year ago.
Revenue decreased $362 million, or 5%, from third quarter 2018, predominantly due to lower net interest income. Revenue decreased $662 million, or 3%, from the first nine months of 2018, predominantly due to lower net interest income as well as the gain related to the sale of Wells Fargo Shareowner Services in first quarter 2018.
Net interest income decreased $344 million, or 7%, from third quarter 2018, as lower income on loans and lower income on trading and debt investments due to spread compression, as well as lower income on deposits related to lower rates, was partially offset by higher deposit balances. Net interest income decreased $500 million, or 4%, from the first nine months of 2018, as lower income on trading and debt investments and lower income on loans due to spread compression was partially offset by higher average loan and investment balances as well as higher deposit related income based on the positive impact of higher interest rates.
Noninterest income decreased $18 million, or 1%, from third quarter 2018, as lower other income and treasury management fees were partially offset by higher market sensitive revenue (consists of net gains from trading activities, debt securities and equity securities), commercial real estate brokerage commissions, investment banking fees, and mortgage banking fees. Noninterest income decreased $162 million, or 2%, from the first nine months of 2018 driven by the gain related to the sale of Wells Fargo Shareowner Services in first quarter 2018, lower treasury management fees related mostly to an increased earnings credit rate provided to customers and lower other income, partially offset by higher market sensitive revenue and higher mortgage banking fees.

The provision for credit losses increased $66 million from third quarter 2018, and increased $284 million from the first nine months of 2018.
Noninterest expense decreased $46 million, or 1%, from third quarter 2018, and decreased $523 million, or 4%, from the first nine months of 2018, due to lower FDIC, core deposit and other intangibles amortization, and lease expense (within other expense), partially offset by higher personnel expense. The decrease in noninterest expense in the first nine months of 2019, compared with the same period a year ago, also reflected lower operating losses.
Average loans of $474.3 billion in third quarter 2019 increased $11.5 billion, or 2%, from third quarter 2018, and average loans of $474.9 billion in the first nine months of 2019 increased $10.7 billion, or 2%, from the first nine months of 2018, as growth in commercial and industrial loans was partially offset by lower commercial real estate loans. Average deposits of $422.0 billion in third quarter 2019 increased $8.4 billion, or 2%, from third quarter 2018 driven by growth in Corporate Transactional and Commercial Real Estate. Average deposits of $414.1 billion in the first nine months of 2019 decreased $10.3 billion, or 2%, from the first nine months of 2018 driven by declines across many businesses as commercial customers allocated more cash to alternative higher-rate liquid investments.

Wealth and Investment Management provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S. based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, and Wells Fargo Asset Management. We deliver financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families. We also serve clients’ brokerage needs and provide investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Funds. The previously announced sale of our IRT business closed on July 1, 2019. For additional information on the sale of our IRT business, including its impact on our AUM, AUA and associated revenue and expenses, see the “Noninterest Income” section in this Report. Table 4c provides additional financial information for WIM.

Table 4c: Wealth and Investment Management

	Quarter ended Sep 30,			Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$989	1,102	(10)%	$3,127	3,325	(6)%
Noninterest income:
Service charges on deposit accounts	4	3	33	12	12	—
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,272	2,268	—	6,644	6,896	(4)
Trust and investment management	615	727	(15)	1,978	2,201	(10)
Investment banking	—	3	(100)	4	4	—
Total trust and investment fees	2,887	2,998	(4)	8,626	9,101	(5)
Card fees	2	1	100	5	4	25
Other fees	5	4	25	13	13	—
Mortgage banking	(3)	(3)	—	(9)	(8)	(13)
Insurance	17	19	(11)	51	55	(7)
Net gains from trading activities	10	13	(23)	42	45	(7)
Net gains on debt securities	—	3	(100)	—	4	(100)
Net gains (losses) from equity securities	(1)	92	NM	170	(105)	262
Other income of the segment	1,231	(6)	NM	1,233	(27)	NM
Total noninterest income	4,152	3,124	33	10,143	9,094	12

Total revenue	5,141	4,226	22	13,270	12,419	7

Provision (reversal of provision) for credit losses	3	6	(50)	6	(2)	400
Noninterest expense:
Personnel expense	2,061	2,010	3	6,370	6,212	3
Equipment	112	10	NM	137	31	342
Net occupancy	113	108	5	337	327	3
Core deposit and other intangibles	3	69	(96)	10	207	(95)
FDIC and other deposit assessments	12	33	(64)	38	103	(63)
Outside professional services	108	198	(45)	502	598	(16)
Operating losses	101	44	130	165	193	(15)
Other expense of the segment	921	771	19	2,421	2,223	9
Total noninterest expense	3,431	3,243	6	9,980	9,894	1
Income before income tax expense and noncontrolling interests	1,707	977	75	3,284	2,527	30
Income tax expense	426	244	75	819	630	30
Net income from noncontrolling interests	1	1	—	6	6	—
Net income	$1,280	732	75	$2,459	1,891	30
Average loans	$75.9	74.6	2	$75.1	74.4	1
Average deposits	142.4	159.8	(11)	146.3	168.2	(13)
NM – Not meaningful
WIM reported net income of $1.3 billion in third quarter 2019, up $548 million, or 75%, from third quarter 2018. Net income for the first nine months of 2019 was $2.5 billion, up $568 million, or 30%, from the same period a year ago.
Revenue increased $915 million, or 22%, from third quarter 2018, predominantly due to the $1.1 billion gain on the sale of our IRT business, partially offset by lower net interest income and lower net gains from equity securities on decreased deferred compensation plan investments results (offset by lower employee benefits expense). Revenue increased $851 million, or 7%, from the first nine months of 2018, predominantly due to the $1.1 billion gain on the sale of our IRT business, the 2018 impairment on the sale of our ownership stake in RockCreek, and higher deferred compensation plan investments (offset in employee benefits expense), partially offset by lower asset-based fees, net interest income, and brokerage transactional revenue.
Net interest income decreased $113 million, or 10%, from third quarter 2018, and $198 million, or 6%, from the first nine months of 2018, driven by lower deposit balances.

Noninterest income increased $1.0 billion from third quarter 2018, driven by the $1.1 billion gain on the sale of our IRT business, partially offset by lower deferred compensation plan investments (offset in employee benefits expense). Noninterest income increased $1.0 billion from the first nine months of 2018, due to the $1.1 billion gain on the sale of our IRT business, the 2018 impairment on the sale of our ownership stake in RockCreek, and higher deferred compensation plan investments (offset in employee benefits expense), partially offset by lower asset-based fees and lower brokerage transactional revenue.
The provision for credit losses decreased $3 million from third quarter 2018 and increased $8 million from the first nine months of 2018.
Noninterest expense increased $188 million, or 6%, from third quarter 2018, driven by higher project and technology spending on regulatory and compliance related initiatives (within other expense), higher equipment expense including a $103 million impairment of capitalized software reflecting a reevaluation of software under development, higher personnel

Earnings Performance (continued)

expense, and higher operating losses, partially offset by lower professional services expense, core deposit and other intangible amortization expense, and deferred compensation plan expense (offset in net gains from equity securities). Noninterest expense increased $86 million, or 1%, from the first nine months of 2018, driven by higher other personnel expense, higher project and technology spending on regulatory and compliance related initiatives, higher deferred compensation plan expense (offset in net gains from equity securities), and higher equipment expense including the $103 million impairment of capitalized software, partially offset by lower core deposit and other intangible amortization expense, broker commissions, and professional services expense.
Average loans of $75.9 billion in third quarter 2019 and $75.1 billion in the first nine months of 2019 increased 2% and 1%, respectively, from the same periods a year ago, driven by growth in nonconforming mortgage loans. Average deposits of $142.4 billion in third quarter 2019 and $146.3 billion in the first nine months of 2019 decreased 11% and 13%, respectively, from the same periods a year ago, as customers allocated more cash into higher yielding liquid alternatives.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at September 30, 2019 and 2018.
Table 4d: Retail Brokerage Client Assets

	September 30,
($ in billions)	2019	2018
Retail brokerage client assets	$1,629.4	1,642.1
Advisory account client assets	569.4	560.5
Advisory account client assets as a percentage of total client assets	35%	34

Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. For third quarter 2019 and 2018, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the third quarter and first nine months of 2019 and 2018.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2019
Client directed (4)	$166.2	8.3	(8.3)	0.7	166.9	151.5	24.8	(27.3)	17.9	166.9
Financial advisor directed (5)	163.2	8.8	(7.0)	3.1	168.1	141.9	24.9	(23.4)	24.7	168.1
Separate accounts (6)	151.9	6.2	(6.4)	2.3	154.0	136.4	18.0	(21.3)	20.9	154.0
Mutual fund advisory (7)	80.0	2.9	(3.0)	0.5	80.4	71.3	8.6	(9.7)	10.2	80.4
Total advisory client assets	$561.3	26.2	(24.7)	6.6	569.4	501.1	76.3	(81.7)	73.7	569.4
September 30, 2018
Client directed (4)	$167.5	8.4	(9.8)	5.4	171.5	170.9	26.0	(30.1)	4.7	171.5
Financial advisor directed (5)	150.0	6.9	(7.5)	7.4	156.8	147.0	22.5	(24.0)	11.3	156.8
Separate accounts (6)	147.2	6.2	(6.8)	6.0	152.6	149.1	18.6	(21.1)	6.0	152.6
Mutual fund advisory (7)	77.9	3.1	(3.5)	2.1	79.6	75.8	10.3	(9.8)	3.3	79.6
Total advisory client assets	$542.6	24.6	(27.6)	20.9	560.5	542.8	77.4	(85.0)	25.3	560.5

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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

Earnings Performance (continued)

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, separate accounts, and personal trust assets, through our asset management and wealth businesses. Prior to the sale of our IRT business, which closed on July 1, 2019, we also earned fees from managing employee benefit trusts through the retirement business. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts, and our wealth business manages assets for high net worth clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. For additional information on the sale of our IRT business, including its impact on our AUM, AUA and associated revenue and expenses, see the “Noninterest Income” section in this Report. Table 4f presents AUM activity for the third quarter and first nine months of 2019 and 2018.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2019
Assets managed by WFAM (4):
Money market funds (5)	$119.8	9.6	—	—	129.4	112.4	17.0	—	—	129.4
Other assets managed	375.3	16.4	(20.7)	3.0	374.0	353.5	57.9	(65.6)	28.2	374.0
Assets managed by Wealth and Retirement (6)	181.9	7.9	(9.1)	1.1	181.8	170.7	25.3	(30.7)	16.5	181.8
Total assets under management	$677.0	33.9	(29.8)	4.1	685.2	636.6	100.2	(96.3)	44.7	685.2
September 30, 2018
Assets managed by WFAM (4):
Money market funds (5)	$107.7	—	(0.4)	—	107.3	108.2	—	(0.9)	—	107.3
Other assets managed	386.5	19.7	(35.2)	4.3	375.3	395.7	66.3	(91.7)	5.0	375.3
Assets managed by Wealth and Retirement (6)	183.2	7.3	(8.7)	4.0	185.8	186.2	26.8	(30.4)	3.2	185.8
Total assets under management	$677.4	27.0	(44.3)	8.3	668.4	690.1	93.1	(123.0)	8.2	668.4

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $5.4 billion and $4.9 billion as of September 30, 2019 and 2018, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At September 30, 2019, our assets totaled $1.94 trillion, up $48.1 billion from December 31, 2018. The asset growth was predominantly due to a $22.8 billion increase in federal funds sold and securities purchased under resale agreements, an $18.8 billion increase in debt securities, a $10.3 billion increase in mortgage loans held for sale, an $8.7 billion increase in equity securities, and a $9.9 billion increase in other assets. This growth was partially offset by a $24.6 billion decrease in cash and cash equivalents. Liabilities totaled $1.75 trillion, up $50.7 billion from December 31, 2018. The increase in liabilities was predominantly due to a $22.3 billion increase in deposits, an $18.1 billion increase in short-term borrowings, and a $7.2 billion increase in accrued expenses and other liabilities. Total equity decreased by

$2.7 billion from December 31, 2018, predominantly due to a $14.6 billion increase in treasury stock, partially offset by a $4.7 billion increase in cumulative other comprehensive income driven predominantly by the increase in fair value of available-for-sale debt securities, and a $8.2 billion increase in retained earnings, net of dividends paid.
The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2019			December 31, 2018
(in millions)	Amortized cost	Net unrealized gain (loss)	Fair value	Amortized cost	Net unrealized gain (loss)	Fair value
Available-for-sale	268,095	3,141	271,236	272,471	(2,559)	269,912
Held-to-maturity	153,179	3,100	156,279	144,788	(2,673)	142,115
Total (1)	$421,274	6,241	427,515	417,259	(5,232)	412,027

(1)	Available-for-sale debt securities are carried on the balance sheet at fair value. Held-to-maturity debt securities are carried on the balance sheet at amortized cost.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which increased $9.7 billion in balance sheet carrying value from December 31, 2018, predominantly due to a net increase in federal agency mortgage-backed securities, partially offset by a net decrease in collateralized loan and other debt obligations.
The total net unrealized gains on available-for-sale debt securities were $3.1 billion at September 30, 2019, up from net unrealized losses of $2.6 billion at December 31, 2018, primarily due to lower U.S. interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2018 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
We analyze debt securities for OTTI quarterly or more often if a potential loss-triggering event occurs. In the first nine months of 2019, we recognized $58 million of OTTI write-downs on debt securities. For a discussion of our OTTI accounting policies and underlying considerations and analysis, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
At September 30, 2019, debt securities included $53.2 billion of municipal bonds, of which 96.7% were rated “A-” or better based predominantly on external and, in some cases, internal ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing impairment analysis.

The weighted-average expected remaining maturity of debt securities available-for-sale was 4.6 years at September 30, 2019. The expected remaining maturity is shorter than the remaining contractual maturity for the 64% of this portfolio that is mortgage-backed securities (MBS) because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available for Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At September 30, 2019
Actual	$172.6	2.2	4.3
Assuming a 200 basis point:
Increase in interest rates	156.6	(13.8)	6.6
Decrease in interest rates	181.2	10.8	3.3
The weighted-average expected remaining maturity of debt securities held-to-maturity (HTM) was 4.4 years at September 30, 2019. HTM debt securities are measured at amortized cost and, therefore, changes in the fair value of our held-to-maturity MBS resulting from changes in interest rates are not recognized in our financial results. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans increased $1.8 billion from December 31, 2018, due to an increase in consumer loans. Consumer loans were up $2.9 billion from December 31, 2018, predominantly due to growth in the real estate 1-4 family first mortgage and automobile loan portfolios, partially offset by the sale of $4.0 billion of Pick-a-Pay PCI loans, the reclassification of $1.9 billion of real estate 1-4 family first mortgage loans to MLHFS, and a decline in junior lien mortgage loans as paydowns continued to exceed originations in the first nine months of 2019. Commercial loans were down $1.1 billion from December 31, 2018, as growth in our credit investment portfolio was more than offset by declines across several commercial businesses.
Table 7: Loan Portfolios

(in millions)	September 30, 2019	December 31, 2018
Commercial	$512,332	513,405
Consumer	442,583	439,705
Total loans	$954,915	953,110
Change from prior year-end	$1,805	(3,660)

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
Table 8: Maturities for Selected Commercial Loan Categories

	September 30, 2019				December 31, 2018
(in millions)	Within one year	After one year through five years	After five years	Total	Within one year	After one year through five years	After five years	Total
Selected loan maturities:
Commercial and industrial	$108,091	210,411	32,373	350,875	109,566	213,425	27,208	350,199
Real estate mortgage	14,978	64,920	42,038	121,936	16,413	63,648	40,953	121,014
Real estate construction	7,962	11,138	821	19,921	9,958	11,343	1,195	22,496
Total selected loans	$131,031	286,469	75,232	492,732	135,937	288,416	69,356	493,709
Distribution of loans to changes in interest rates:
Loans at fixed interest rates	$18,668	26,377	28,769	73,814	17,619	28,545	28,163	74,327
Loans at floating/variable interest rates	112,363	260,092	46,463	418,918	118,318	259,871	41,193	419,382
Total selected loans	$131,031	286,469	75,232	492,732	135,937	288,416	69,356	493,709

Deposits
Deposits were $1.3 trillion at September 30, 2019, up $22.3 billion from December 31, 2018, due to an increase in mortgage escrow deposits reflecting an inflow of higher mortgage payoffs to be remitted to investors in accordance with servicing contracts, higher commercial deposits, and higher consumer and small business banking deposits, partially offset by a decrease in other time deposits. The increase in commercial deposits was due to higher balances in commercial real estate deposits, partially offset by declines in commercial banking, and corporate and investment banking deposits. The increase in consumer and small business banking deposits was due to higher balances in certificates of deposit (CDs), high-yield savings, and noninterest-bearing deposits, partially offset by declines in brokerage sweeps and interest checking. Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Sep 30, 2019	% of total deposits	Dec 31, 2018	% of total deposits	% Change
Noninterest-bearing	$355,259	27%	$349,534	27%	2
Interest-bearing checking	61,184	5	56,797	4	8
Market rate and other savings	717,451	55	703,338	55	2
Savings certificates	33,021	2	22,648	2	46
Other time deposits	90,365	7	95,602	7	(5)
Deposits in foreign offices (1)	51,215	4	58,251	5	(12)
Total deposits	$1,308,495	100%	$1,286,170	100%	2

(1)	Includes Eurodollar sweep balances of $27.3 billion and $31.8 billion at September 30, 2019, and December 31, 2018, respectively.
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
Table 10: Fair Value Level 3 Summary

	September 30, 2019		December 31, 2018
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$433.1	23.4	408.4	25.3
As a percentage of total assets	22%	1	22	1
Liabilities carried at fair value	$28.2	2.1	28.2	1.6
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $194.4 billion at September 30, 2019, compared with $197.1 billion at December 31, 2018. The decrease was driven by a $14.6 billion increase in treasury stock, partially offset by a $4.7 billion increase in cumulative other comprehensive income driven by a decrease in U.S. interest rates resulting in an increase in the value of available-for-sale debt securities, and a $8.2 billion increase in retained earnings net of dividends paid.

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

Commitments to Lend and Purchase Debt and Equity Securities
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not funded. For more information on lending commitments, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report. We also enter into commitments to purchase securities under resale agreements. For more information on commitments to purchase securities under resale agreements, see Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report. We also may enter into commitments to purchase debt and equity securities to provide capital for customers’ funding, liquidity or other future needs. For more information, see the “Off-Balance Sheet Arrangements – Contractual Cash Obligations” section in our 2018 Form 10-K and Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

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
Table 11: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$350,875	350,199
Real estate mortgage	121,936	121,014
Real estate construction	19,921	22,496
Lease financing	19,600	19,696
Total commercial	512,332	513,405
Consumer:
Real estate 1-4 family first mortgage	290,604	285,065
Real estate 1-4 family junior lien mortgage	30,838	34,398
Credit card	39,629	39,025
Automobile	46,738	45,069
Other revolving credit and installment	34,774	36,148
Total consumer	442,583	439,705
Total loans	$954,915	953,110

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
Credit Quality Overview  Solid credit quality continued in third quarter 2019, as our net charge-off rate remained low at 0.27% (annualized) of average total loans. Third quarter 2019 results reflected:

•
Nonaccrual loans were $5.5 billion at September 30, 2019, down from $6.5 billion at December 31, 2018, predominantly due to sales of residential real estate mortgage loans as well as the reclassification of $387 million of real estate 1-4 family mortgage nonaccrual loans to MLHFS during the first nine months of 2019. Commercial nonaccrual loans increased to $2.3 billion at September 30, 2019, compared with $2.2 billion at December 31, 2018, and consumer nonaccrual loans declined to $3.2 billion at September 30, 2019, compared with $4.3 billion at December 31, 2018. Nonaccrual loans represented 0.58% of total loans at September 30, 2019, compared with 0.68% at December 31, 2018.

•
Net charge-offs (annualized) as a percentage of our average commercial and consumer loan portfolios were 0.11% and 0.46% in third quarter 2019 and 0.12% and 0.47% in the first nine months of 2019, respectively, compared with 0.12% and 0.47% in third quarter 2018 and 0.08% and 0.52% in the first nine months of 2018.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $34 million and $788 million in our commercial and consumer portfolios, respectively, at September 30, 2019, compared with $94 million and $885 million at December 31, 2018.

•
Our provision for credit losses was $695 million and $2.0 billion in the third quarter and first nine months of 2019, respectively, compared with $580 million and $1.2 billion for the same periods a year ago. The increase in provision for credit losses in third quarter 2019, compared with the same period a year ago, reflected loan growth, primarily in the credit card portfolio. The increase in the first nine months of 2019, compared with the same period a year ago, primarily reflected an allowance release in first quarter 2018 due to improvement in our outlook for 2017 hurricane-related losses.

•	The allowance for credit losses totaled $10.6 billion, or 1.11% of total loans, at September 30, 2019, down from $10.7 billion, or 1.12%, at December 31, 2018.
Additional information on our loan portfolios and our credit quality trends follows.
PURCHASED CREDIT-IMPAIRED (PCI) LOANS Loans acquired with evidence of credit deterioration since their origination and where it is probable that we will not collect all contractually required principal and interest payments are PCI loans. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. The carrying value of PCI loans at September 30, 2019, totaled $607 million, compared with $5.0 billion at December 31, 2018. The decline in carrying value was due to the sale of $4.0 billion of PCI loans, predominantly Pick-a-Pay, in the first nine months of 2019 and paydowns.
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

The commercial and industrial loans and lease financing portfolio totaled $370.5 billion, or 39% of total loans, at September 30, 2019. The net charge-off rate (annualized) for this portfolio was 0.17% in both the third quarter and first nine months of 2019, compared with 0.17% and 0.12% for the same periods a year ago. At both September 30, 2019, and December 31, 2018, 0.43% of this portfolio was nonaccruing. Nonaccrual loans increased $35 million from December 31, 2018, due to a customer in the utilities industry, as well as increases in the oil, gas and pipelines portfolio, partially offset by improvement across various industry categories. At September 30, 2019, $16.2 billion of commercial and industrial loan and lease financing loans were internally classified as criticized in accordance with regulatory guidance, compared with $15.8 billion at December 31, 2018.
Most of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides our commercial and industrial loans and lease financing by industry, and includes foreign loans of $65.6 billion and $63.7 billion at September 30, 2019, and December 31, 2018, respectively. Significant industry concentrations of foreign loans include $28.1 billion and $25.6 billion in the financials except banks category, $17.6 billion and $18.1 billion in the banks category, and $1.3 billion and $1.2 billion in the oil, gas and pipelines category at September 30, 2019, and December 31, 2018, respectively. The industry categories were updated in 2019, to align with industry groupings that our regulators use to monitor industry concentration risks.
Loans to financials except banks, our largest industry concentration, were $111.3 billion, or 12% of total outstanding loans, at September 30, 2019, compared with $105.9 billion, or 11% of total outstanding loans, at December 31, 2018. These are predominantly loans to investment firms, financial vehicles, and non-bank creditors. A significant portion of this industry category consists of loans to entities that invest in financial assets backed predominantly by commercial or residential real estate or consumer loan assets and are repaid from asset cash flows or the sale of the assets. We limit our loan amounts to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Oil, gas and pipelines loans were $13.6 billion, or 1% of total outstanding loans, at September 30, 2019, compared with $12.8 billion, or 1% of total outstanding loans, at December 31, 2018. Oil, gas and pipelines nonaccrual loans increased to $552 million at September 30, 2019, compared with $417 million at December 31, 2018, due to weaker portfolio credit performance.

Table 12: Commercial and Industrial Loans and Lease Financing by Industry (1)

	September 30, 2019			December 31, 2018
(in millions)	Nonaccrual loans	Total portfolio	% of total loans	Nonaccrual loans	Total portfolio	% of total loans
Financials except banks	$129	111,330	12%	$305	105,925	11%
Technology, telecom and media	26	24,118	3	26	25,681	3
Real estate and construction	44	22,812	2	31	23,380	2
Equipment, machinery and parts manufacturing	60	22,137	2	47	20,850	2
Retail	104	20,994	2	87	19,541	2
Materials and commodities	16	17,800	2	136	18,688	2
Banks	—	17,648	2	—	18,407	2
Automobile related	23	16,202	2	16	16,801	2
Health care and pharmaceuticals	26	14,696	2	124	15,529	2
Food and beverage manufacturing	13	14,645	2	48	15,448	2
Oil, gas and pipelines	552	13,564	1	417	12,840	1
Entertainment and recreation	38	13,270	1	33	14,045	1
Transportation services	213	11,443	1	176	12,029	1
Commercial services	50	10,458	1	48	10,591	1
Agribusiness	57	6,793	1	46	7,996	1
Utilities	224	6,347	1	6	5,756	1
Government and education	5	5,674	1	3	6,160	1
Other (2)	31	20,544	1	27	20,228	2
Total	$1,611	370,475	39%	$1,576	369,895	39%

(1)
Industry categories are based on the North American Industry Classification System and the amounts include foreign loans. The industry categories were updated in 2019 to align with industry groupings that our regulators use to monitor industry concentration risks. The amounts for December 31, 2018, have been reclassified to conform with the current period presentation.

(2)	No other single industry had total loans in excess of $5.6 billion and $4.5 billion at September 30, 2019 and December 31, 2018, respectively.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.3 billion of foreign loans, totaled $141.9 billion, or 15% of total loans, at September 30, 2019, and consisted of $121.9 billion of mortgage loans and $19.9 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 26% and apartments at 17% of the portfolio. CRE nonaccrual loans totaled 0.5% of the CRE outstanding balance at September 30, 2019, compared with 0.4% at December 31, 2018. At September 30, 2019, we had $3.7 billion of criticized CRE mortgage loans, compared with $4.5 billion at December 31, 2018, and $201 million of criticized CRE construction loans, compared with $289 million at December 31, 2018.

Table 13: CRE Loans by State and Property Type

	September 30, 2019
	Real estate mortgage		Real estate construction		Total			% of total loans
(in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$139	32,376	4	4,312	143	36,688		4%
New York	22	12,994	2	1,804	24	14,798		2
Florida	22	7,928	2	1,445	24	9,373		1
Texas	54	7,595	4	1,494	58	9,089		1
Arizona	64	4,505	—	282	64	4,787		1
North Carolina	16	3,623	5	734	21	4,357		*
Washington	15	3,604	—	658	15	4,262		*
Georgia	15	3,740	—	477	15	4,217		*
Virginia	10	2,621	—	813	10	3,434		*
New Jersey	25	2,761	—	594	25	3,355		*
Other	287	40,189	15	7,308	302	47,497	(1)	5
Total	$669	121,936	32	19,921	701	141,857		15%
By property:
Office buildings	$128	34,920	5	2,631	133	37,551		4%
Apartments	11	17,243	—	6,407	11	23,650		2
Industrial/warehouse	76	16,175	4	1,337	80	17,512		2
Retail (excluding shopping center)	141	14,808	4	218	145	15,026		2
Shopping center	3	10,852	—	1,464	3	12,316		1
Hotel/motel	85	9,950	—	1,437	85	11,387		1
Mixed use properties (2)	99	6,343	1	523	100	6,866		1
Institutional	40	3,744	1	1,765	41	5,509		1
Collateral pool	—	2,386	—	198	—	2,584		*
Agriculture	73	2,164	—	6	73	2,170		*
Other	13	3,351	17	3,935	30	7,286		1
Total	$669	121,936	32	19,921	701	141,857		15%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.3 billion.

(2)	Mixed use properties are primarily owner occupied real estate, including data centers, flexible space leased to multiple tenants, light manufacturing and other specialized uses.

FOREIGN LOANS AND COUNTRY RISK EXPOSURE We classify loans as foreign primarily based on whether the borrower’s primary address is outside of the United States. At September 30, 2019, foreign loans totaled $74.3 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $71.9 billion, or approximately 8% of total consolidated loans outstanding, at December 31, 2018. Foreign loans were approximately 4% of our consolidated total assets at both September 30, 2019 and December 31, 2018.
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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single foreign country exposure at September 30, 2019, was the United Kingdom, which totaled $27.3 billion, or approximately 1% of our total assets, and included $3.3 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom officially announced its intention to leave the European Union (Brexit) on March 29, 2017, and the negotiation process leading to its departure has been extended several times. We continue to implement plans for Brexit with our primary goal to continue to serve our existing clients in the United Kingdom and the European Union as well as to continue to meet the needs of our domestic clients as they do business in the United Kingdom and the European Union. We have an existing authorized bank in Ireland and an asset management entity in Luxembourg. We also have established a broker dealer in France. We plan to leverage these entities in order to continue to serve clients in the European Union. In addition, we are implementing actions where possible to mitigate the impact of Brexit on our supplier contracts, staffing and business operations in the European Union. For additional information on risks associated with Brexit, see the “Risk Factors” section in our 2018 Form 10-K.

Table 14 provides information regarding our top 20 exposures by country (excluding the United States) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 14:

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

•
Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements. This exposure is presented net of counterparty netting adjustments and reduced by the amount of cash collateral, if any. It includes credit default swaps (CDS) predominantly used for market making activities in the U.S.-based trading businesses, which sometimes results in selling and purchasing protection on the identical reference entities. Generally, we do not use market instruments such as CDS to hedge the credit risk of our investments or loan positions, although we do use them to manage risk in our trading businesses. At September 30, 2019, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries that contain non-sovereign debt was $297 million, which was offset by the notional amount of CDS purchased of $477 million. At September 30, 2019, the gross notional amount of our CDS sold that reference assets in the Top 20 or Eurozone countries that contain sovereign debt was $410 million, which was offset by the notional amount of CDS purchased of $390 million.

Risk Management - Credit Risk Management (continued)

Table 14: Select Country Exposures

	September 30, 2019
	Lending		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$3,272	21,079	—	1,406	4	1,524	3,276	24,009	27,285
Canada	29	17,512	3	243	—	358	32	18,113	18,145
Cayman Islands	—	6,054	—	37	—	88	—	6,179	6,179
Ireland	59	4,333	—	211	—	174	59	4,718	4,777
Bermuda	—	3,920	—	87	—	37	—	4,044	4,044
China	—	2,855	(2)	417	46	17	44	3,289	3,333
Luxembourg	—	2,668	—	608	—	55	—	3,331	3,331
Netherlands	—	2,530	—	455	13	160	13	3,145	3,158
Guernsey	—	3,083	—	(1)	—	2	—	3,084	3,084
Germany	—	2,413	—	531	3	86	3	3,030	3,033
France	—	2,085	—	66	48	3	48	2,154	2,202
South Korea	—	1,913	(2)	257	—	8	(2)	2,178	2,176
Chile	—	1,915	—	1	—	—	—	1,916	1,916
Brazil	—	1,825	1	1	2	2	3	1,828	1,831
Australia	—	1,660	—	49	—	2	—	1,711	1,711
India	—	1,646	—	49	—	—	—	1,695	1,695
United Arab Emirates	—	1,504	—	2	—	3	—	1,509	1,509
Switzerland	—	1,114	—	(55)	—	66	—	1,125	1,125
Japan	20	1,064	2	20	—	12	22	1,096	1,118
Virgin Islands (British)	—	1,064	—	38	—	—	—	1,102	1,102
Total top 20 country exposures	$3,380	82,237	2	4,422	116	2,597	3,498	89,256	92,754
Eurozone exposure:
Eurozone countries included in Top 20 above (2)	$59	14,029	—	1,871	64	478	123	16,378	16,501
Spain	—	391	—	48	—	55	—	494	494
Belgium	—	491	—	(68)	—	5	—	428	428
Austria	—	307	—	3	—	—	—	310	310
Other Eurozone exposure (3)	—	188	—	87	—	—	—	275	275
Total Eurozone exposure	$59	15,406	—	1,941	64	538	123	17,885	18,008

(1)	For countries presented in the table, total non-sovereign exposure comprises $45.7 billion exposure to financial institutions and $45.1 billion to non-financial corporations at September 30, 2019.

(2)	Consists of exposure to Ireland, Luxembourg, Netherlands, Germany and France included in Top 20.

(3)
Includes non-sovereign exposure to Italy, Portugal, and Greece in the amount of $123 million, $24 million and $7 million, respectively. We had no sovereign exposure in these countries at September 30, 2019.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS  Our real estate 1-4 family first and junior lien mortgage loans are presented in Table 15.
Table 15: Real Estate 1-4 Family First and Junior Lien Mortgage Loans

	September 30, 2019		December 31, 2018
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$290,604	90%	$285,065	89%
Real estate 1-4 family junior lien mortgage	30,838	10	34,398	11
Total real estate 1-4 family mortgage loans	$321,442	100%	$319,463	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% and 4% of total loans at September 30, 2019, and December 31, 2018, respectively. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. The option ARMs we do have are included in the Pick-a-Pay portfolio which was acquired from Wachovia. For more information, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans – Pick-a-Pay Portfolio” section in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2018 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators on the non-PCI mortgage portfolio exclude government insured/guaranteed loans. Loans 30 days or more delinquent at September 30, 2019, totaled $3.2 billion, or 1% of total non-PCI mortgages, compared with $4.0 billion, or 1%, at December 31, 2018. Loans with FICO scores lower than 640 totaled $7.9 billion, or 2% of total non-PCI mortgages at September 30, 2019, compared with $9.7 billion, or 3%, at December 31, 2018. Mortgages with a LTV/CLTV greater than 100% totaled $2.8 billion at September 30, 2019, or 1% of total non-PCI mortgages, compared with $3.9 billion, or 1%, at December 31, 2018. Information regarding credit quality indicators can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Real estate 1-4 family first and junior lien mortgage loans by state are presented in Table 16. Our real estate 1-4 family non-PCI mortgage loans to borrowers in California represented 13% of total loans at September 30, 2019, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family first and junior lien mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals and AVMs and our policy for their use can be found in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family First and Junior Lien Mortgage Loans” section in our 2018 Form 10-K.
Table 16: Real Estate 1-4 Family First and Junior Lien Mortgage Loans by State

	September 30, 2019
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans (excluding PCI):
California	$116,076	8,464	124,540	13%
New York	30,715	1,562	32,277	3
New Jersey	14,081	2,853	16,934	2
Florida	11,869	2,719	14,588	2
Washington	10,642	697	11,339	1
Virginia	8,778	1,786	10,564	1
Texas	8,871	614	9,485	1
North Carolina	5,881	1,434	7,315	1
Pennsylvania	5,316	1,738	7,054	1
Other (1)	66,618	8,957	75,575	8
Government insured/ guaranteed loans (2)	11,164	—	11,164	1
Real estate 1-4 family loans (excluding PCI)	290,011	30,824	320,835	34
Real estate 1-4 family PCI loans	593	14	607	—
Total	$290,604	30,838	321,442	34%

(1)	Consists of 41 states; no state had loans in excess of $7.1 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio increased $4.2 billion and $5.5 billion in the third quarter and first nine months of 2019, respectively. Mortgage loan originations of $19.3 billion and $49.7 billion in the third quarter and first nine months of 2019, respectively, were partially offset by paydowns and $510 million and $4.0 billion of sales of PCI loans in the third quarter and first nine months of 2019, respectively. Also, in third quarter 2019, we purchased $1.0 billion of loans as a result of exercising servicer cleanup calls to terminate over 20 pre-2008 securitizations. In addition, in the first nine months of 2019, we reclassified $1.9 billion of existing mortgage loans to MLHFS in anticipation of future sales. We also designated $576 million and $2.0 billion of nonconforming mortgage loan originations as MLHFS in the third quarter and first nine months of 2019, respectively, in anticipation of the issuance of residential mortgage-backed securities.

The credit performance associated with our real estate 1-4 family first lien mortgage portfolio remained strong in third quarter 2019, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average real estate 1-4 family first lien mortgage loans was a net recovery of 0.01% and 0.02% in the third quarter and first nine months of 2019, respectively, compared with a net recovery of 0.04% and 0.03% for the same periods a year ago. Nonaccrual loans were $2.3 billion at September 30, 2019, down $922 million from December 31, 2018. The decrease in nonaccrual loans from December 31, 2018 was driven by the reclassification of nonaccrual loans to MLHFS in anticipation of future sales, nonaccrual loan sales, and a reduction in inflows due to credit stabilization.
Table 17 shows certain delinquency and loss information for the first lien mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
California	$116,076	109,092	0.49%	0.68	(0.01)	(0.04)	(0.03)	(0.04)	(0.05)
New York	30,715	28,954	0.90	1.12	0.01	—	0.02	0.02	0.04
New Jersey	14,081	13,811	1.42	1.91	0.02	(0.06)	0.08	0.05	(0.02)
Florida	11,869	12,350	2.09	2.58	(0.07)	(0.11)	(0.10)	(0.18)	(0.22)
Washington	10,642	9,677	0.35	0.57	—	(0.03)	(0.04)	(0.06)	(0.06)
Other	95,464	93,261	1.26	1.70	—	(0.06)	(0.02)	(0.03)	(0.03)
Total	278,847	267,145	0.91	1.23	(0.01)	(0.04)	(0.02)	(0.03)	(0.04)
Government insured/guaranteed loans	11,164	12,932
PCI	593	4,988
Total first lien mortgages	$290,604	285,065

Pick-a-Pay Portfolio  The Pick-a-Pay portfolio was one of the consumer residential first lien mortgage portfolios we acquired from Wachovia. The Pick-a-Pay portfolio is included in the consumer real estate 1-4 family first mortgage class of loans throughout this Report. Pick-a-Pay option payment loans may have fixed or adjustable rates with payment options that include a minimum payment, an interest-only payment or fully amortizing payment (both 15 and 30 year options). Table 18 provides balances by types of loans as of September 30, 2019.
Table 18: Pick-a-Pay Portfolio

	September 30, 2019		December 31, 2018
(in millions)	Adjusted unpaid principal balance (1)	% of total	Adjusted unpaid principal balance (1)	% of total
Option payment loans	$4,880	51%	$8,813	50%
Non-option payment adjustable-rate and fixed-rate loans	2,289	24	2,848	16
Full-term loan modifications	2,437	25	6,080	34
Total adjusted unpaid principal balance	$9,606	100%	$17,741	100%
Total carrying value	$9,488		16,115

(1)
Adjusted unpaid principal balance includes write-downs taken on loans where severe delinquency (normally 180 days) or other indications of severe borrower financial stress exist that indicate there will be a loss of contractually due amounts upon final resolution of the loan.

Our Pick-a-Pay portfolio included PCI loans with a carrying value of $551 million at September 30, 2019, compared with $4.9 billion at December 31, 2018. During the third quarter and first nine months of 2019, we sold $508 million and $4.0 billion, respectively, of Pick-a-Pay PCI loans that resulted in gains of $244 million and $1.6 billion, respectively. The accretable yield balance of our Pick-a-Pay PCI loan portfolio was $133 million ($232 million for all PCI loans) at September 30, 2019, compared with $2.8 billion ($3.0 billion for all PCI loans) at December 31, 2018. The estimated weighted-average life was approximately 5.1 years and 5.5 years at September 30, 2019 and December 31, 2018, respectively. The accretable yield percentage for Pick-a-Pay PCI loans for third quarter 2019 was 12.24%, and we expect the percentage to decrease to approximately 11.69% for fourth quarter 2019.
For additional information on PCI loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.

Risk Management - Credit Risk Management (continued)

Junior Lien Mortgage Portfolio  The junior lien mortgage portfolio consists of residential mortgage lines and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. Junior lien loan products are mostly amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.
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
Table 19 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2018, predominantly reflects loan paydowns. As of September 30, 2019, 5% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 3% were 30 days or more past due. CLTV means the ratio of the total loan balance of first lien mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 2% of the junior lien mortgage portfolio at September 30, 2019. For additional information on consumer loans by LTV/CLTV, see
Table 6.12 in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 19: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
California	$8,464	9,338	1.61%	1.67	(0.51)	(0.40)	(0.39)	(0.33)	(0.51)
New Jersey	2,853	3,152	2.88	2.57	0.11	(0.07)	0.12	0.03	0.24
Florida	2,719	3,140	2.85	2.73	(0.11)	(0.11)	(0.05)	0.07	0.12
Virginia	1,786	2,020	1.94	1.91	(0.23)	(0.17)	0.14	0.04	0.16
Pennsylvania	1,738	1,929	2.16	2.10	(0.05)	(0.19)	0.04	0.25	0.18
Other	13,264	14,802	2.01	2.12	(0.29)	(0.22)	(0.03)	(0.11)	(0.05)
Total	30,824	34,381	2.06	2.08	(0.28)	(0.24)	(0.10)	(0.11)	(0.10)
PCI	14	17
Total junior lien mortgages	$30,838	34,398

Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. As of September 30, 2019, lines of credit in a draw period primarily used the interest-only option. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In September 2019, approximately 46% of these borrowers paid only the minimum amount due and approximately 50% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest only payment feature, approximately 32% paid only the minimum amount due and approximately 63% paid more than the minimum amount due.

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
Table 20 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end of draw or end of term periods and products that are currently amortizing, or in balloon repayment status. It excludes real estate 1-4 family first lien line reverse mortgages, which total $88 million, because they are predominantly insured by the FHA, and it excludes PCI loans, which total $29 million, because their losses were generally reflected in our nonaccretable difference established at the date of acquisition. At September 30, 2019, $523 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $412 million, or 4%, of amortizing lines of credit. Included in the amortizing amounts in Table 20 is $47 million of end-of-term balloon payments which were past due. The unfunded credit commitments for junior and first lien lines totaled $59.2 billion at September 30, 2019.
Table 20: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance September 30, 2019	Remainder of 2019	2020	2021	2022	2023	2024 and thereafter (1)	Amortizing
Junior lien lines and loans	$30,824	87	361	925	3,470	2,399	13,903	9,679
First lien lines	10,722	31	150	438	1,677	1,253	5,379	1,794
Total	$41,546	118	511	1,363	5,147	3,652	19,282	11,473
% of portfolios	100%	—	1	3	12	9	46	29
End-of-term balloon payments included in Total	$673	36	169	299	142	5	22

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2028, with annual scheduled amounts through 2028 ranging from $2.0 billion to $5.1 billion and averaging $3.4 billion per year.

CREDIT CARDS  Our credit card portfolio totaled $39.6 billion at September 30, 2019, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.22% in both third quarter 2019 and 2018, and 3.54% and 3.50% for the first nine months of 2019 and 2018, respectively.

AUTOMOBILE  Our automobile portfolio, predominantly composed of indirect loans, totaled $46.7 billion at September 30, 2019. The net charge-off rate (annualized) for our automobile portfolio was 0.65% for third quarter 2019, compared with 1.10% for third quarter 2018 and 0.64% and 1.23% for the first nine months of 2019 and 2018, respectively. The decreases in the net charge-off rate in the third quarter and first nine months of 2019, compared with the same periods in 2018, were driven by lower early losses on higher quality originations.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans, which consist primarily of student loans and securities-based loans, totaled $34.8 billion at September 30, 2019. Our private student loan portfolio totaled $10.8 billion at September 30, 2019. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.60% for third quarter 2019, compared with 1.44% for third quarter 2018 and 1.54% and 1.49% for the first nine months of 2019 and 2018, respectively.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 21 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs decreased $317 million from second quarter 2019 to $6.0 billion. Nonaccrual loans decreased $377 million from second quarter 2019 to $5.5 billion, due to broad-based improvement across several commercial and consumer loan categories as well as sales of nonaccrual residential real estate mortgage loans. Foreclosed assets of $437 million were up $60 million from second quarter 2019.

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
Table 21: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,539	0.44%	$1,634	0.47%	$1,986	0.57%	$1,486	0.42%
Real estate mortgage	669	0.55	737	0.60	699	0.57	580	0.48
Real estate construction	32	0.16	36	0.17	36	0.16	32	0.14
Lease financing	72	0.37	63	0.33	76	0.40	90	0.46
Total commercial	2,312	0.45	2,470	0.48	2,797	0.55	2,188	0.43
Consumer:
Real estate 1-4 family first mortgage	2,261	0.78	2,425	0.85	3,026	1.06	3,183	1.12
Real estate 1-4 family junior lien mortgage	819	2.66	868	2.71	916	2.77	945	2.75
Automobile	110	0.24	115	0.25	116	0.26	130	0.29
Other revolving credit and installment	43	0.12	44	0.13	50	0.14	50	0.14
Total consumer	3,233	0.73	3,452	0.79	4,108	0.94	4,308	0.98
Total nonaccrual loans (1)(2)	5,545	0.58	5,922	0.62	6,905	0.73	6,496	0.68
Foreclosed assets:
Government insured/guaranteed (3)	59		68		75		88
Non-government insured/guaranteed	378		309		361		363
Total foreclosed assets	437		377		436		451
Total nonperforming assets	$5,982	0.63%	$6,299	0.66%	$7,341	0.77%	$6,947	0.73%
Change in NPAs from prior quarter	$(317)		(1,042)		394		(289)

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(3)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed residential real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For more information on foreclosed assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.

Table 22 provides an analysis of the changes in nonaccrual loans.
Table 22: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial nonaccrual loans
Balance, beginning of period	$2,470	2,797	2,188	2,298	2,455
Inflows	710	621	1,238	662	774
Outflows:
Returned to accruing	(52)	(46)	(43)	(45)	(122)
Foreclosures	(78)	(2)	(15)	(12)	—
Charge-offs	(194)	(187)	(158)	(193)	(191)
Payments, sales and other	(544)	(713)	(413)	(522)	(618)
Total outflows	(868)	(948)	(629)	(772)	(931)
Balance, end of period	2,312	2,470	2,797	2,188	2,298
Consumer nonaccrual loans
Balance, beginning of period	3,452	4,108	4,308	4,416	4,671
Inflows	448	437	552	569	572
Outflows:
Returned to accruing	(274)	(250)	(248)	(269)	(319)
Foreclosures	(32)	(34)	(42)	(35)	(41)
Charge-offs	(44)	(34)	(49)	(57)	(65)
Payments, sales and other	(317)	(775)	(413)	(316)	(402)
Total outflows	(667)	(1,093)	(752)	(677)	(827)
Balance, end of period	3,233	3,452	4,108	4,308	4,416
Total nonaccrual loans	$5,545	5,922	6,905	6,496	6,714
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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at September 30, 2019:

•
85% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 95% are secured by real estate and 87% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $289 million and $1.0 billion have already been recognized on 17% of commercial nonaccrual loans and 36% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.

•
62% of commercial nonaccrual loans were current on interest and 53% were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	of the $1.4 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $1.0 billion were current.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

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

Risk Management - Credit Risk Management (continued)

Table 23 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 23: Foreclosed Assets

(in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Summary by loan segment
Government insured/guaranteed	$59	68	75	88	87
Commercial	180	101	124	127	201
Consumer	198	208	237	236	234
Total foreclosed assets	$437	377	436	451	522
Analysis of changes in foreclosed assets
Balance, beginning of period	$377	436	451	522	499
Net change in government insured/guaranteed (1)	(9)	(7)	(13)	1	(3)
Additions to foreclosed assets (2)	235	144	193	193	209
Reductions:
Sales	(155)	(199)	(205)	(274)	(181)
Write-downs and gains (losses) on sales	(11)	3	10	9	(2)
Total reductions	(166)	(196)	(195)	(265)	(183)
Balance, end of period	$437	377	436	451	522

(1)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.

(2)	Includes loans moved into foreclosed assets from nonaccrual status, PCI loans transitioned directly to foreclosed assets and repossessed automobiles.

Foreclosed assets at September 30, 2019, included $236 million of foreclosed residential real estate, of which 25% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $437 million in foreclosed assets at September 30, 2019, 72% have been in the foreclosed assets portfolio one year or less.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 24: Troubled Debt Restructurings (TDRs)

(in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial:
Commercial and industrial	$1,162	1,294	1,740	1,623	1,837
Real estate mortgage	598	620	681	704	782
Real estate construction	40	43	45	39	49
Lease financing	16	31	46	56	65
Total commercial TDRs	1,816	1,988	2,512	2,422	2,733
Consumer:
Real estate 1-4 family first mortgage	7,905	8,218	10,343	10,629	10,967
Real estate 1-4 family junior lien mortgage	1,457	1,550	1,604	1,639	1,689
Credit Card	504	486	473	449	431
Automobile	82	85	85	89	91
Other revolving credit and installment	167	159	156	154	146
Trial modifications	123	127	136	149	163
Total consumer TDRs	10,238	10,625	12,797	13,109	13,487
Total TDRs	$12,054	12,613	15,309	15,531	16,220
TDRs on nonaccrual status	$2,775	3,058	4,037	4,058	4,298
TDRs on accrual status:
Government insured/guaranteed	1,199	1,209	1,275	1,299	1,308
Non-government insured/guaranteed	8,080	8,346	9,997	10,174	10,614
Total TDRs	$12,054	12,613	15,309	15,531	16,220
Table 24 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $1.1 billion and $1.2 billion at September 30, 2019, and December 31, 2018, respectively. See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
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
TDRs of $12.1 billion at September 30, 2019, decreased $3.5 billion from December 31, 2018, due to a reclassification of $1.7 billion in real estate 1-4 family first mortgage TDR loans to MLHFS, as well as paydowns.

Risk Management - Credit Risk Management (continued)

Table 25: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial TDRs
Balance, beginning of quarter	$1,988	2,512	2,422	2,733	2,786
Inflows (1)	293	232	539	374	588
Outflows
Charge-offs	(66)	(37)	(44)	(88)	(92)
Foreclosures	—	—	—	(2)	(13)
Payments, sales and other (2)	(399)	(719)	(405)	(595)	(536)
Balance, end of quarter	1,816	1,988	2,512	2,422	2,733
Consumer TDRs
Balance, beginning of quarter	10,625	12,797	13,109	13,487	13,954
Inflows (1)	360	336	439	379	414
Outflows
Charge-offs	(56)	(61)	(60)	(57)	(56)
Foreclosures	(70)	(74)	(86)	(90)	(116)
Payments, sales and other (2)	(617)	(2,364)	(593)	(595)	(672)
Net change in trial modifications (3)	(4)	(9)	(12)	(15)	(37)
Balance, end of quarter	10,238	10,625	12,797	13,109	13,487
Total TDRs	$12,054	12,613	15,309	15,531	16,220

(1)
Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving TDRs that modified in a prior period.

(2)
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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Loans 90 days or more past due are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans are not included in past due and still accruing loans even when they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Excluding insured/guaranteed loans, loans 90 days or more past due and still accruing at September 30, 2019, were down $157 million, or 16%, from December 31, 2018, due to payoffs, other loss mitigation activities, and credit stabilization. Also, fluctuations from quarter to quarter are influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $6.3 billion at September 30, 2019, down from $7.7 billion at December 31, 2018, due to an improvement in delinquencies as well as a reduction in the portfolio.
Table 26 reflects non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 26: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Total (excluding PCI (1)):	$7,130	7,258	7,870	8,704	8,838
Less: FHA insured/VA guaranteed (2)	6,308	6,478	6,996	7,725	7,906
Total, not government insured/guaranteed	$822	780	874	979	932
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$6	17	42	43	42
Real estate mortgage	28	24	20	51	56
Real estate construction	—	—	5	—	—
Total commercial	34	41	67	94	98
Consumer:
Real estate 1-4 family first mortgage	100	108	117	124	128
Real estate 1-4 family junior lien mortgage	35	27	28	32	32
Credit card	491	449	502	513	460
Automobile	75	63	68	114	108
Other revolving credit and installment	87	92	92	102	106
Total consumer	788	739	807	885	834
Total, not government insured/guaranteed	$822	780	874	979	932

(1)	PCI loans totaled $119 million, $156 million, $243 million, $370 million, and $567 million at September 30, June 30 and March 31, 2019, and December 31 and September 30, 2018, respectively.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Risk Management - Credit Risk Management (continued)

NET CHARGE-OFFS

Table 27: Net Charge-offs

									Quarter ended
	Sep 30, 2019		Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$147	0.17%	$159	0.18%	$133	0.15%	$132	0.15%	$148	0.18%
Real estate mortgage	(8)	(0.02)	4	0.01	6	0.02	(12)	(0.04)	(1)	—
Real estate construction	(8)	(0.14)	(2)	(0.04)	(2)	(0.04)	(1)	(0.01)	(2)	(0.04)
Lease financing	8	0.17	4	0.09	8	0.17	13	0.26	7	0.14
Total commercial	139	0.11	165	0.13	145	0.11	132	0.10	152	0.12
Consumer:
Real estate 1-4 family first mortgage	(5)	(0.01)	(30)	(0.04)	(12)	(0.02)	(22)	(0.03)	(25)	(0.04)
Real estate 1-4 family junior lien mortgage	(22)	(0.28)	(19)	(0.24)	(9)	(0.10)	(10)	(0.11)	(9)	(0.10)
Credit card	319	3.22	349	3.68	352	3.73	338	3.54	299	3.22
Automobile	76	0.65	52	0.46	91	0.82	133	1.16	130	1.10
Other revolving credit and installment	138	1.60	136	1.56	128	1.47	150	1.64	133	1.44
Total consumer	506	0.46	488	0.45	550	0.51	589	0.53	528	0.47
Total	$645	0.27%	$653	0.28%	$695	0.30%	$721	0.30%	$680	0.29%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 27 presents net charge-offs for third quarter 2019 and the previous four quarters. Net charge-offs in third quarter 2019 were $645 million (0.27% of average total loans outstanding), compared with $680 million (0.29%) in third quarter 2018.
The decrease in commercial net charge-offs from third quarter 2018 was due to higher net recoveries in the commercial real estate portfolios. The decrease in consumer net charge-offs from the prior year was largely driven by lower net charge-offs in the automobile portfolio and higher net recoveries in the real estate 1-4 family junior lien mortgage portfolio, partially offset by increases in the real estate 1-4 family first mortgage and credit card portfolios.
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
Table 28 presents the allocation of the allowance for credit losses by loan segment and class for the most recent quarter end and last four year ends.

Table 28: Allocation of the Allowance for Credit Losses (ACL)

	Sep 30, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
(in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$3,553	37%	$3,628	37%	$3,752	35%	$4,560	34%	$4,231	33%
Real estate mortgage	1,252	13	1,282	13	1,374	13	1,320	14	1,264	13
Real estate construction	1,089	2	1,200	2	1,238	3	1,294	2	1,210	3
Lease financing	336	2	307	2	268	2	220	2	167	1
Total commercial	6,230	54	6,417	54	6,632	53	7,394	52	6,872	50
Consumer:
Real estate 1-4 family first mortgage	741	30	750	30	1,085	30	1,270	29	1,895	30
Real estate 1-4 family junior lien mortgage	266	3	431	3	608	4	815	5	1,223	6
Credit card	2,345	4	2,064	4	1,944	4	1,605	4	1,412	4
Automobile	463	5	475	5	1,039	5	817	6	529	6
Other revolving credit and installment	568	4	570	4	652	4	639	4	581	4
Total consumer	4,383	46	4,290	46	5,328	47	5,146	48	5,640	50
Total	$10,613	100%	$10,707	100%	$11,960	100%	$12,540	100%	$12,512	100%

	Sep 30, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
Components:
Allowance for loan losses	$9,715		9,775		11,004		11,419		11,545
Allowance for unfunded credit commitments	898		932		956		1,121		967
Allowance for credit losses	$10,613		10,707		11,960		12,540		12,512
Allowance for loan losses as a percentage of total loans	1.02%		1.03		1.15		1.18		1.26
Allowance for loan losses as a percentage of total net charge-offs (1)	379		356		376		324		399
Allowance for credit losses as a percentage of total loans	1.11		1.12		1.25		1.30		1.37
Allowance for credit losses as a percentage of total nonaccrual loans	191		165		156		126		115

(1)	Total net charge-offs are annualized for quarter ended September 30, 2019.

In addition to the allowance for credit losses, there was $427 million at September 30, 2019, and $480 million at December 31, 2018, of nonaccretable difference to absorb losses on PCI loans of $607 million at September 30, 2019, and $5.0 billion at December 31, 2018. The allowance for credit losses is lower than otherwise would have been required without PCI loan accounting. As a result of PCI loans, certain ratios of the Company may not be directly comparable with credit-related metrics for other financial institutions. For additional information on PCI loans, see the “Risk Management – Credit Risk Management – Purchased Credit-Impaired Loans” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.
The allowance for credit losses decreased $94 million, or 1%, from December 31, 2018, driven by strong overall credit portfolio performance. Total provision for credit losses was $695 million in third quarter 2019, compared with $580 million in third quarter 2018. The increase in the provision for credit losses in third quarter 2019, compared with the same period a year ago, was due to loan growth, primarily in the credit card portfolio.
We believe the allowance for credit losses of $10.6 billion at September 30, 2019, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.

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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.

Table 29: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.6) - (1.1)	1.8 - 2.3	1.5 - 2.0
Key Rates at Horizon End
Fed Funds Target	1.75%	0.75	2.75	3.75
10-year CMT (1)	2.09	1.09	3.09	4.09
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(4.0) - (3.5)	2.0 - 2.5	2.8 - 3.3
Key Rates at Horizon End
Fed Funds Target	2.50%	1.50	3.50	4.50
10-year CMT (1)	2.58	1.58	3.58	4.58

(1)	U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense is predominantly driven by mortgage banking activities, and may move in the opposite direction of our net interest income. Mortgage originations generally decline in response to higher interest rates and generally increase, particularly refinancing activity, in response to lower interest rates. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
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
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2019, and December 31, 2018, are presented in Note 15 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

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
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by index-based financial instruments used as economic hedges for such ARMs. Additionally, the hedge-carry income on our economic hedges for the MSRs did not continue at recent levels as the flat to inverted yield curve resulted in negative hedge carry for the quarter ended September 30, 2019.
The total carrying value of our residential and commercial MSRs was $12.5 billion at September 30, 2019, and $16.1 billion at December 31, 2018. The weighted-average note rate on our portfolio of loans serviced for others was 4.29% at September 30, 2019, and 4.32% at December 31, 2018. The carrying value of our total MSRs represented 0.76% of mortgage loans serviced for others at September 30, 2019, and 0.94% of mortgage loans serviced for others at December 31, 2018.

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

Asset/Liability Management (continued)

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
Table 30 shows the Company’s Trading General VaR by risk category. As presented in Table 30, average Company Trading General VaR was $24 million for the quarter ended September 30, 2019, compared with $20 million for the quarter ended June 30, 2019, and $12 million for the quarter ended September 30, 2018. The increase in average Company Trading General VaR for the quarter ended September 30, 2019, compared with the quarter ended September 30, 2018, was mainly driven by changes in portfolio composition.
Table 30: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2019				June 30, 2019				September 30, 2018
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$27	20	12	30	15	15	11	18	13	17	11	55
Interest rate	15	18	13	26	29	37	27	49	18	18	6	52
Equity	6	5	4	11	4	5	4	8	5	5	4	7
Commodity	2	2	1	3	2	2	1	6	2	1	1	2
Foreign exchange	1	1	1	1	1	1	1	1	0	1	0	1
Diversification benefit (1)	(16)	(22)			(32)	(40)			(25)	(30)
Company Trading General VaR	$35	24			19	20			13	12

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

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and FDIC, that includes a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets (HQLA), such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions with total assets greater than $10 billion. In addition, rules issued by the FRB impose enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo.
The FRB, OCC and FDIC have proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable funding in relation to their assets, derivative exposures and commitments over a one-year horizon period.

Liquidity Coverage Ratio As of September 30, 2019, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 31 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

Table 31: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended September 30, 2019
HQLA (1)(2)	$359,364
Projected net cash outflows	302,214
LCR	119%

(1)	Excludes excess HQLA at Wells Fargo Bank, N.A.

(2)	Net of applicable haircuts required under the LCR rule.

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
Table 32: Primary Sources of Liquidity

	September 30, 2019			December 31, 2018
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$126,330	—	126,330	149,736	—	149,736
Debt securities of U.S. Treasury and federal agencies	62,012	3,339	58,673	57,688	1,504	56,184
Mortgage-backed securities of federal agencies (1)	264,650	34,670	229,980	244,211	35,656	208,555
Total	$452,992	38,009	414,983	451,635	37,160	414,475

(1)	Included in encumbered debt securities at September 30, 2019, were debt securities with a fair value of $3.0 billion which were purchased in September 2019, but settled in October 2019.

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

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 137% of total loans at September 30, 2019, and 135% at December 31, 2018.
Additional funding is provided by long-term debt and short-term borrowings. We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding.

Asset/Liability Management (continued)

Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 33: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$110,399	102,560	93,896	92,430	92,418
Other short-term borrowings	13,509	12,784	12,701	13,357	13,033
Total	$123,908	115,344	106,597	105,787	105,451
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$109,499	102,557	95,721	93,483	92,141
Other short-term borrowings	12,343	12,197	12,930	12,479	13,331
Total	$121,842	114,754	108,651	105,962	105,472
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$110,399	105,098	97,650	93,918	92,531
Other short-term borrowings (2)	13,509	12,784	14,129	13,357	14,270

(1)	Highest month-end balance in each of the last five quarters was in September, May and January 2019, and November and July 2018.

(2)	Highest month-end balance in each of the last five quarters was in September, June and February 2019, and December and July 2018.
Long-Term Debt We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Long-term debt of $230.7 billion at September 30, 2019, increased $1.6 billion from December 31, 2018. We issued $7.1 billion and $40.2 billion of long-term debt in the third quarter and first nine months of 2019, respectively. Table 34 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2019 and the following years thereafter, as of September 30, 2019.
Table 34: Maturity of Long-Term Debt

	September 30, 2019
(in millions)	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$132	13,370	17,978	17,719	11,034	57,051	117,284
Subordinated notes	—	—	—	—	3,678	24,890	28,568
Junior subordinated notes	—	—	—	—	—	1,808	1,808
Total long-term debt - Parent	$132	13,370	17,978	17,719	14,712	83,749	147,660
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$11,721	24,164	24,224	5,140	2,909	250	68,408
Subordinated notes	—	—	—	—	1,013	4,518	5,531
Junior subordinated notes	—	—	—	—	—	360	360
Securitizations and other bank debt	1,051	1,816	920	427	134	2,121	6,469
Total long-term debt - Bank	$12,772	25,980	25,144	5,567	4,056	7,249	80,768
Other consolidated subsidiaries
Senior notes	$—	86	1,280	65	432	328	2,191
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt - Other consolidated subsidiaries	$—	86	1,280	65	432	360	2,223
Total long-term debt	$12,904	39,436	44,402	23,351	19,200	91,358	230,651
Parent In March 2019, the Securities and Exchange Commission (SEC) declared effective the Parent’s registration statement for the issuance of up to $50 billion of senior and subordinated notes, preferred stock and other securities. At September 30, 2019, the Parent’s remaining authorized issuance capacity under this registration statement was $47.5 billion. The Parent’s overall ability to issue debt securities is limited by the debt issuance authority granted by the Board. As of September 30, 2019, the Parent was authorized by the Board to issue up to $200 billion in outstanding long-term debt. The Parent’s long-term debt issuance authority granted by the Board includes debt issued to affiliates and others. At September 30, 2019, the Parent had available $53.4 billion in long-term debt issuance authority, net of debt issued to affiliates. During the first nine months of 2019, the Parent issued $13.4 billion of senior notes, most of which were registered with the SEC. In October 2019, the Parent issued $6.8 billion of senior notes, substantially all of which were registered with the SEC. The Parent’s short-term debt issuance authority granted by the Board was limited to debt issued to affiliates, and was revoked by the Board at management’s request in January 2018.

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

Wells Fargo Bank, N.A. As of September 30, 2019, Wells Fargo Bank, N.A. was authorized by its board of directors to issue $100 billion in outstanding short-term debt and $175 billion in outstanding long-term debt and had available $99.0 billion in short-term debt issuance authority and $109.6 billion in long-term debt issuance authority. In April 2018, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in outstanding long-term senior or subordinated notes. At September 30, 2019, Wells Fargo Bank, N.A. had remaining issuance capacity under the bank note program of $50.0 billion in short-term senior notes and $31.2 billion in long-term senior or subordinated notes. During the first nine months of 2019, Wells Fargo Bank, N.A. issued $9.8 billion of unregistered senior notes.
As of September 30, 2019, Wells Fargo Bank, N.A. had outstanding advances of $30.9 billion across the Federal Home Loan Bank System. In addition, in October 2019, Wells Fargo Bank, N.A. borrowed $450 million from the Federal Home Loan Bank of Des Moines. Federal Home Loan Bank advances are reflected as short-term borrowings or long-term debt on the Company’s balance sheet.

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
On August 13, 2019, Moody's Investors Service (Moody's) affirmed the Company's ratings and changed the ratings outlook to stable from negative. On October 21, 2019, DBRS Morningstar confirmed the Company's ratings and maintained the stable trend for all ratings. Both the Parent and Wells Fargo Bank, N.A. remain among the highest-rated financial firms in the United States.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of September 30, 2019, are presented in Table 35.
Table 35: Credit Ratings as of September 30, 2019

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A2	P-1	Aa1	P-1
S&P Global Ratings	A-	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)
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

LIBOR TRANSITION Due to uncertainty surrounding the suitability and sustainability of the London Interbank Offered Rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR by the end of 2021. LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and represents the cost at which banks can borrow on an unsecured basis from other banks. We have a significant number of assets and liabilities referenced to LIBOR such as commercial loans, adjustable-rate mortgage loans, derivatives, debt securities, and long-term debt. Accordingly, we have established a LIBOR Transition Office, with senior management and Board oversight, which has the objective of achieving a comprehensive and organized enterprise-wide transition away from the use of LIBOR. Among other activities, the LIBOR Transition Office has created a program structure that seeks to facilitate (i) an identification of the types of exposures (e.g., products, systems, models, processes) and risks associated with the transition, (ii) an assessment of the provisions in our contracts that could apply in connection with the transition, (iii) an appraisal of operational and infrastructure enhancements necessary to use alternative benchmark rates, such as the Secured Overnight Financing Rate (SOFR), and (iv) a coordinated process for managing outreach and communications with our customers. In addition, the Company is actively working with regulators, industry working groups (such as

Asset/Liability Management (continued)

the Alternative Reference Rates Committee) and trade associations that are developing guidance to facilitate an orderly transition away from the use of LIBOR. See the “Risk Factors” section in our 2018 Form 10-K for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced, or discontinued.

During the first nine months of 2019, the Company did not issue any long-term debt with an interest rate indexed to the new SOFR published by the Federal Reserve Bank of New York. SOFR is an alternative to U.S. dollar LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our working capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings increased $8.2 billion from December 31, 2018, predominantly from Wells Fargo net income of $16.7 billion, less common and preferred stock dividends of $7.4 billion. During third quarter 2019, we issued 5.8 million shares of common stock, excluding conversions of preferred shares. During third quarter 2019, we repurchased 159.1 million shares of common stock at a cost of $7.4 billion. The amount of our repurchases are subject to various factors as discussed in the “Securities Repurchases” section below. For additional information about share repurchases, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to final and interim final rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. These rules are based on international guidelines for determining regulatory capital issued by the BCBS. The federal banking regulators’ capital rules, among other things, require on a fully phased-in basis:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.00%, comprised of a 4.50% minimum requirement plus a capital conservation buffer of 2.50% and for us, as a global systemically important bank (G-SIB), a capital surcharge to be calculated annually, which is 2.00% for 2019;

•	a minimum tier 1 capital ratio of 10.50%, comprised of a 6.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;

•	a minimum total capital ratio of 12.50%, comprised of a 8.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;

•
a potential countercyclical buffer of up to 2.50% to be added to the minimum capital ratios, which is currently not in effect but could be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk;

•	a minimum tier 1 leverage ratio of 4.00%; and

•	a minimum supplementary leverage ratio (SLR) of 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) for large and internationally active BHCs.

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
On April 10, 2018, the FRB issued a proposed rule that would add a stress capital buffer and a stress leverage buffer to the minimum capital and tier 1 leverage ratio requirements. The buffers would be calculated based on the decrease in a financial institution’s risk-based capital and tier 1 leverage ratios under the supervisory severely adverse scenario in the Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. The stress capital buffer would replace the 2.50% capital conservation buffer under the Standardized Approach, whereas the stress leverage buffer would be added to the current 4.00% minimum tier 1 leverage ratio.
Because the Company has been designated as a G-SIB, we are also subject to the FRB's rule implementing the additional capital surcharge of between 1.00-4.50% on the minimum capital requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. The G-SIB surcharge became fully phased-in on January 1, 2019. Our 2019 G-SIB surcharge under method two is 2.00% of the Company’s risk-weighted assets (RWAs), which is the higher of method one and method two. Because the G-SIB surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. Under the Standardized Approach, our CET1 ratio (fully phased-in) of 11.61% exceeded the minimum of 9.00% by 261 basis points at September 30, 2019.
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
Table 36 summarizes our CET1, tier 1 capital, total capital, risk-weighted assets and capital ratios on a fully phased-in basis at September 30, 2019, and December 31, 2018. As of September 30, 2019, our CET1 and tier 1 capital ratios were lower under the Standardized Approach, and our total capital ratio was lower under the Advanced Approach.
Table 36: Capital Components and Ratios (Fully Phased-In) (1)

		September 30, 2019				December 31, 2018
(in millions, except ratios)		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)	$144,739		144,739		146,363	146,363
Tier 1 Capital	(B)	164,872		164,872		167,866	167,866
Total Capital	(C)	194,006		201,960		198,103	206,346
Risk-Weighted Assets	(D)	1,218,519		1,246,238		1,177,350	1,247,210
Common Equity Tier 1 Capital Ratio	(A)/(D)	11.88%		11.61	*	12.43	11.74	*
Tier 1 Capital Ratio	(B)/(D)	13.53		13.23	*	14.26	13.46	*
Total Capital Ratio	(C)/(D)	15.92	*	16.21		16.83	16.54	*
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

Capital Management (continued)

Table 37 provides information regarding the calculation and composition of our risk-based capital under the Advanced and

Standardized Approaches at September 30, 2019, and
December 31, 2018.
Table 37: Risk-Based Capital Calculation and Components

		September 30, 2019		December 31, 2018
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$194,416	194,416	197,066	197,066
Adjustments:
Preferred stock		(21,549)	(21,549)	(23,214)	(23,214)
Additional paid-in capital on ESOP preferred stock		(71)	(71)	(95)	(95)
Unearned ESOP shares		1,143	1,143	1,502	1,502
Noncontrolling interests		(1,112)	(1,112)	(900)	(900)
Total common stockholders’ equity		172,827	172,827	174,359	174,359
Adjustments:
Goodwill		(26,388)	(26,388)	(26,418)	(26,418)
Certain identifiable intangible assets (other than MSRs)		(465)	(465)	(559)	(559)
Other assets (1)		(2,295)	(2,295)	(2,187)	(2,187)
Applicable deferred taxes (2)		802	802	785	785
Other		258	258	383	383
Common Equity Tier 1 (Fully Phased-In)		144,739	144,739	146,363	146,363

Common Equity Tier 1 (Fully Phased-In)		$144,739	144,739	146,363	146,363
Preferred stock		21,549	21,549	23,214	23,214
Additional paid-in capital on ESOP preferred stock		71	71	95	95
Unearned ESOP shares		(1,143)	(1,143)	(1,502)	(1,502)
Other		(344)	(344)	(304)	(304)
Total Tier 1 capital (Fully Phased-In)	(A)	164,872	164,872	167,866	167,866

Long-term debt and other instruments qualifying as Tier 2		26,670	26,670	27,946	27,946
Qualifying allowance for credit losses (3)		2,659	10,613	2,463	10,706
Other		(195)	(195)	(172)	(172)
Total Tier 2 capital (Fully Phased-In)	(B)	29,134	37,088	30,237	38,480
Effect of Transition Requirements		520	520	695	695
Total Tier 2 capital (Transition Requirements)		$29,654	37,608	30,932	39,175

Total qualifying capital (Fully Phased-In)	(A)+(B)	$194,006	201,960	198,103	206,346
Total Effect of Transition Requirements		520	520	695	695
Total qualifying capital (Transition Requirements)		$194,526	202,480	198,798	207,041

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk		$796,866	1,206,673	803,273	1,201,246
Market risk		39,565	39,565	45,964	45,964
Operational risk		382,088	—	328,113	N/A
Total RWAs (Fully Phased-In)		$1,218,519	1,246,238	1,177,350	1,247,210

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

Table 38 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2019.

Table 38: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 (Fully Phased-In) at December 31, 2018	$146,363
Net income applicable to common stock	15,392
Common stock dividends	(6,299)
Common stock issued, repurchased, and stock compensation-related items	(14,830)
Changes in cumulative other comprehensive income	4,216
Cumulative effect from change in accounting policies (1)	(11)
Goodwill	30
Certain identifiable intangible assets (other than MSRs)	94
Other assets (2)	(108)
Applicable deferred taxes (3)	17
Other	(125)
Change in Common Equity Tier 1	(1,624)
Common Equity Tier 1 (Fully Phased-In) at September 30, 2019	$144,739

(1)
Effective January 1, 2019, we adopted ASU 2016-02 – Leases (Topic 842) and subsequent related Updates, ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. See Note 1 (Summary of Significant Accounting Policies) for more information.

(2)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

(3)
Applicable deferred taxes relate to goodwill and other intangible assets. They were determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 39 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2019.

Table 39: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs (Fully Phased-In) at December 31, 2018	$1,177,350	1,247,210
Net change in credit risk RWAs	(6,407)	5,427
Net change in market risk RWAs	(6,399)	(6,399)
Net change in operational risk RWAs	53,975	—
Total change in RWAs	41,169	(972)
RWAs (Fully Phased-In) at September 30, 2019	$1,218,519	1,246,238

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
Table 40 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 40: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Total equity		$194,416	200,037	199,679	200,095	199,685	202,826	199,383	205,012
Adjustments:
Preferred stock		(21,549)	(23,021)	(23,482)	(22,325)	(23,023)	(24,219)	(22,851)	(25,459)
Additional paid-in capital on ESOP preferred stock		(71)	(78)	(105)	(78)	(78)	(115)	(84)	(132)
Unearned ESOP shares		1,143	1,292	1,780	1,290	1,294	2,026	1,361	2,292
Noncontrolling interests		(1,112)	(995)	(938)	(1,065)	(939)	(892)	(968)	(936)
Total common stockholders’ equity	(A)	172,827	177,235	176,934	177,917	176,939	179,626	176,841	180,777
Adjustments:
Goodwill		(26,388)	(26,415)	(26,425)	(26,413)	(26,415)	(26,429)	(26,416)	(26,463)
Certain identifiable intangible assets (other than MSRs)		(465)	(493)	(826)	(477)	(505)	(958)	(508)	(1,221)
Other assets (1)		(2,295)	(2,251)	(2,121)	(2,159)	(2,155)	(2,083)	(2,158)	(2,195)
Applicable deferred taxes (2)		802	788	829	797	780	845	787	889
Tangible common equity	(B)	$144,481	148,864	148,391	149,665	148,644	151,001	148,546	151,787
Common shares outstanding	(C)	4,269.1	4,419.6	4,711.6	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock (3)	(D)	N/A	N/A	N/A	$4,037	5,848	5,453	15,392	14,978
Book value per common share	(A)/(C)	$40.48	40.10	37.55	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	33.84	33.68	31.49	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	9.00%	13.26	12.04	11.64	11.08
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	10.70	15.78	14.33	13.85	13.19

(1)	Represents goodwill and other intangibles on nonmarketable equity securities, which are included in other assets.

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

SUPPLEMENTARY LEVERAGE RATIO In April 2014, federal banking regulators finalized a rule that enhances the SLR requirements for BHCs, like Wells Fargo, and their insured depository institutions. The calculation of the SLR is Tier 1 capital divided by the Company’s total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures. The rule, which became effective on January 1, 2018, requires a covered BHC to maintain a SLR of at least 5.00% (comprised of the 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The rule also requires that all of our insured depository institutions maintain a SLR of 6.00% under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2.00% supplementary leverage buffer with a buffer equal to one-half of the firm’s G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6.00% SLR requirement for our insured depository institutions.
At September 30, 2019, our SLR for the Company was 7.36%. Based on our review, our current leverage levels would exceed the applicable requirements for each of our insured depository institutions as well. See Table 41 for information regarding the calculation and components of the SLR.
Table 41: Supplementary Leverage Ratio

(in millions, except ratio)		Quarter ended September 30, 2019
Tier 1 capital	(A)	$164,872
Total average assets		1,927,415
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,825
Total adjusted average assets		1,898,590
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		78,579
Repo-style transactions (2)		4,677
Other (3)		258,260
Total off-balance sheet exposures		341,516
Total leverage exposure	(B)	$2,240,106
Supplementary leverage ratio	(A)/(B)	7.36%

(1)	Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.

(2)	Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).

(3)	Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
OTHER REGULATORY CAPITAL MATTERS In December 2016, the FRB finalized rules to address the amount of equity and unsecured long-term debt a U.S. G-SIB must hold to improve its resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). Under the rules, which became effective on January 1, 2019, U.S. G-SIBs are required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18.00% of RWAs and (ii) 7.50% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs are required to maintain (i) a TLAC buffer equal to 2.50% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer to be added to the 18.00% minimum and (ii) an external TLAC leverage buffer equal to 2.00% of total leverage exposure to be added to the

7.50% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. The rules also require U.S. G-SIBs to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.00% of RWAs plus the firm’s applicable G-SIB capital surcharge calculated under method two and (ii) 4.50% of the total leverage exposure. In addition, the rules impose certain restrictions on the operations and liabilities of the top-tier or covered BHC in order to further facilitate an orderly resolution, including prohibitions on the issuance of short-term debt to external investors and on entering into derivatives and certain other types of financial contracts with external counterparties. While the rules permit permanent grandfathering of a significant portion of otherwise ineligible long-term debt that was issued prior to December 31, 2016, long-term debt issued after that date must be fully compliant with the eligibility requirements of the rules in order to count toward the minimum TLAC amount. As a result of the rules, we will need to issue additional long-term debt to remain compliant with the requirements. Under the Proposed SLR Rules, the 2.00% external TLAC leverage buffer would be replaced with a buffer equal to one-half of the firm’s G-SIB capital surcharge. Additionally, the Proposed SLR Rules would modify the leverage component for calculating the minimum amount of eligible unsecured long-term debt from 4.50% of total leverage exposure to 2.50% of total leverage exposure plus one-half of the firm’s G-SIB capital surcharge. As of September 30, 2019, our eligible external TLAC as a percentage of total risk-weighted assets was 23.29% compared with a required minimum of 22.00%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
In addition, as discussed in the “Risk Management – Asset/ Liability Management – Liquidity and Funding – Liquidity Standards” section in this Report, federal banking regulators have issued a final rule regarding the U.S. implementation of the Basel III LCR and a proposed rule regarding the NSFR.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10.00%, which includes a 2.00% G-SIB surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors. As discussed above in the “Capital Management – Regulatory Capital Guidelines – Risk-Based Capital and Risk-Weighted Assets” section of this Report, the FRB has proposed including a stress capital buffer to replace the current 2.50% capital conservation buffer. Under the proposal, it is expected that the adoption of CECL accounting would be included in the calculation of the stress capital buffer. We expect that implementation of the stress capital buffer may increase the level and volatility of minimum capital ratio requirements, which may cause our current long-term CET1 capital ratio target of 10.00% to increase.

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
Federal banking regulators require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. The rules also limit a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan. As required under the FRB’s stress testing rule, we must submit a mid-cycle stress test based on second quarter data and scenarios developed by the Company. We submitted the results of the mid-cycle stress test to the FRB and disclosed a summary of the results in October 2019. In October 2019, the FRB finalized rules that eliminate the mid-cycle stress test requirement for banks beginning in 2020.

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
In October 2018, the Board authorized the repurchase of 350 million shares of our common stock. In July 2019, the Board authorized the repurchase of an additional 350 million shares of our common stock. At September 30, 2019, we had remaining authority to repurchase approximately 384 million shares, subject to regulatory and legal conditions. For more information about share repurchases during third quarter 2019, see Part II, Item 2 in this Report.
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
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2018 Form 10-K and the "Regulatory Matters" section in our 2019 First and Second Quarter Reports on Form 10-Q.

VOLCKER RULE The Volcker Rule, with limited exceptions, prohibits banking entities from engaging in proprietary trading or owning any interest in or sponsoring or having certain relationships with a hedge fund, a private equity fund or certain structured transactions that are deemed covered funds. Federal banking regulators, the SEC, and the Commodity Futures Trading Commission (CFTC) (collectively, the Volcker supervisory regulators) jointly released a final rule to implement the Volcker Rule’s restrictions, and have finalized additional rules to streamline and tailor the requirements for compliance.

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

Current Accounting Developments
Table 42 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

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

The guidance becomes effective on January 1, 2022. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will require the associated insurance-related reserves for these products to be measured at fair value as of the earliest period presented, with the cumulative effect on fair value for changes attributable to our own credit risk recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect on fair value for our own credit risk, will be recognized in the opening balance of retained earnings. As of September 30, 2019, we held $1.1 billion in insurance-related reserves of which $478 million was in scope of the Update. A total of $420 million was associated with products that meet the definition of market risk benefits, and of this amount, $30 million was measured at fair value under current accounting standards. The market risk benefits are largely indexed to U.S. equity and fixed income markets. Upon adoption, we may incur periodic earnings volatility from changes in the fair value of market risk benefits primarily due to the long duration of these contracts. We plan to economically hedge this volatility, where feasible. The ultimate impact of these changes will depend on the composition of our market risk benefits portfolio at the date of adoption. Changes to the liability for future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding long-duration contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented, and are not expected to be material.

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

We will adopt the guidance in first quarter 2020. Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the Update, which will continue for the remainder of 2019, including parallel runs for CECL alongside our current allowance process.
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
     Our current planned approach for estimating expected life-time credit losses for loans and debt securities includes the following key components:
•
An initial loss forecast period of one year for all portfolio segments and classes of financing receivables and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
•
A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment and class of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.
•
A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•
Utilization of discounted cash flow (DCF) methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.
•
For available-for-sale debt securities and certain beneficial interests classified as held-to-maturity, we plan to utilize the DCF methods to measure the ACL, which will incorporate expected credit losses using the conceptual components described above.

     Based on our portfolio composition at September 30, 2019, and the current economic environment, we currently estimate an overall decrease in our ACL for loans of approximately $1.4 billion. The reduction reflects an expected decrease for commercial loans, given their short contractual maturities, partially offset by an expected increase for consumer loans with longer or indeterminate maturities and includes recoveries predominantly related to the increase in collateral value of residential mortgage loans, which were previously written down during the last credit cycle and are below their current recovery value. We will continue to evaluate and refine the results of our loss estimates for the remainder of 2019.
     We will recognize an ACL for held-to-maturity and available-for-sale debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant.
     The ultimate effect of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL. We currently estimate an overall decrease in our ACL, which will result in an increase to our retained earnings and regulatory capital amounts and ratios.

Current Accounting Developments (continued)

In addition to the information in Table 42, the following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2019, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Interest income
Debt securities	$3,666	3,595	11,388	10,603
Mortgage loans held for sale	232	210	579	587
Loans held for sale	20	35	64	107
Loans	10,982	11,116	33,652	32,607
Equity securities	247	280	693	732
Other interest income	1,352	1,128	4,112	3,090
Total interest income	16,499	16,364	50,488	47,726
Interest expense
Deposits	2,324	1,499	6,563	3,857
Short-term borrowings	635	462	1,877	1,171
Long-term debt	1,780	1,667	5,607	4,901
Other interest expense	135	164	410	446
Total interest expense	4,874	3,792	14,457	10,375
Net interest income	11,625	12,572	36,031	37,351
Provision for credit losses	695	580	2,043	1,223
Net interest income after provision for credit losses	10,930	11,992	33,988	36,128
Noninterest income
Service charges on deposit accounts	1,219	1,204	3,519	3,540
Trust and investment fees	3,559	3,631	10,500	10,989
Card fees	1,027	1,017	2,996	2,926
Other fees	858	850	2,428	2,496
Mortgage banking	466	846	1,932	2,550
Insurance	91	104	280	320
Net gains from trading activities	276	158	862	592
Net gains on debt securities (1)	3	57	148	99
Net gains from equity securities (2)	956	416	2,392	1,494
Lease income	402	453	1,269	1,351
Other	1,528	633	2,846	1,720
Total noninterest income	10,385	9,369	29,172	28,077
Noninterest expense
Salaries	4,695	4,461	13,661	13,289
Commission and incentive compensation	2,735	2,427	8,177	7,837
Employee benefits	1,164	1,377	4,438	4,220
Equipment	693	634	1,961	1,801
Net occupancy	760	718	2,196	2,153
Core deposit and other intangibles	27	264	82	794
FDIC and other deposit assessments	93	336	396	957
Other	5,032	3,546	11,653	11,736
Total noninterest expense	15,199	13,763	42,564	42,787
Income before income tax expense	6,116	7,598	20,596	21,418
Income tax expense	1,304	1,512	3,479	4,696
Net income before noncontrolling interests	4,812	6,086	17,117	16,722
Less: Net income from noncontrolling interests	202	79	441	393
Wells Fargo net income	$4,610	6,007	16,676	16,329
Less: Preferred stock dividends and other	573	554	1,284	1,351
Wells Fargo net income applicable to common stock	$4,037	5,453	15,392	14,978
Per share information
Earnings per common share	$0.93	1.14	3.45	3.09
Diluted earnings per common share	0.92	1.13	3.43	3.07
Average common shares outstanding	4,358.5	4,784.0	4,459.1	4,844.8
Diluted average common shares outstanding	4,389.6	4,823.2	4,489.5	4,885.0

(1)
Total other-than-temporary impairment (OTTI) losses (reversal of losses) were $8 million and $0 million for third quarter 2019 and 2018, respectively. Of total OTTI, losses of $6 million and $5 million were recognized in earnings, and losses (reversal of losses) of $2 million and $(5) million were recognized as non-credit-related OTTI in other comprehensive income for third quarter 2019 and 2018, respectively. Total OTTI losses were $59 million and $14 million for the first nine months of 2019 and 2018, respectively. Of total OTTI, losses of $58 million and $23 million were recognized in earnings, and losses (reversal of losses) of $1 million and $(9) million were recognized as non-credit-related OTTI in other comprehensive income for the first nine months of 2019 and 2018, respectively.

(2)	Includes OTTI losses of $43 million and $45 million for third quarter 2019 and 2018, respectively, and $110 million and $302 million for the first nine months of 2019 and 2018, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Wells Fargo net income	$4,610	6,007	16,676	16,329
Other comprehensive income (loss), before tax:
Debt securities:
Net unrealized gains (losses) arising during the period	652	(1,468)	5,192	(5,528)
Reclassification of net losses to net income	76	51	34	168
Derivative and hedging activities:
Net unrealized gains (losses) arising during the period	10	(24)	32	(416)
Reclassification of net losses to net income	75	79	233	216
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	(4)	6
Amortization of net actuarial loss, settlements and other to net income	33	29	101	90
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(53)	(9)	3	(94)
Other comprehensive income (loss), before tax	793	(1,342)	5,591	(5,558)
Income tax benefit (expense) related to other comprehensive income	(208)	330	(1,375)	1,346
Other comprehensive income (loss), net of tax	585	(1,012)	4,216	(4,212)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)
Wells Fargo other comprehensive income (loss), net of tax	585	(1,012)	4,216	(4,211)
Wells Fargo comprehensive income	5,195	4,995	20,892	12,118
Comprehensive income from noncontrolling interests	202	79	441	392
Total comprehensive income	$5,397	5,074	21,333	12,510

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2019	Dec 31, 2018
Assets	(Unaudited)
Cash and due from banks	$22,401	23,551
Interest-earning deposits with banks	126,330	149,736
Total cash, cash equivalents, and restricted cash	148,731	173,287
Federal funds sold and securities purchased under resale agreements	103,051	80,207
Debt securities:
Trading, at fair value	79,113	69,989
Available-for-sale, at fair value	271,236	269,912
Held-to-maturity, at cost (fair value $156,279 and $142,115)	153,179	144,788
Mortgage loans held for sale (includes $16,945 and $11,771 carried at fair value) (1)	25,448	15,126
Loans held for sale (includes $1,501 and $1,469 carried at fair value) (1)	1,532	2,041
Loans (includes $185 and $244 carried at fair value) (1)	954,915	953,110
Allowance for loan losses	(9,715)	(9,775)
Net loans	945,200	943,335
Mortgage servicing rights:
Measured at fair value	11,072	14,649
Amortized	1,397	1,443
Premises and equipment, net	9,315	8,920
Goodwill	26,388	26,418
Derivative assets	14,680	10,770
Equity securities (includes $38,368 and $29,556 carried at fair value) (1)	63,884	55,148
Other assets	89,724	79,850
Total assets (2)	$1,943,950	1,895,883
Liabilities
Noninterest-bearing deposits	$355,259	349,534
Interest-bearing deposits	953,236	936,636
Total deposits	1,308,495	1,286,170
Short-term borrowings	123,908	105,787
Derivative liabilities	9,948	8,499
Accrued expenses and other liabilities	76,532	69,317
Long-term debt	230,651	229,044
Total liabilities (3)	1,749,534	1,698,817
Equity
Wells Fargo stockholders’ equity:
Preferred stock	21,549	23,214
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,866	60,685
Retained earnings	166,320	158,163
Cumulative other comprehensive income (loss)	(1,639)	(6,336)
Treasury stock – 1,212,669,670 shares and 900,557,866 shares	(61,785)	(47,194)
Unearned ESOP shares	(1,143)	(1,502)
Total Wells Fargo stockholders’ equity	193,304	196,166
Noncontrolling interests	1,112	900
Total equity	194,416	197,066
Total liabilities and equity	$1,943,950	1,895,883

(1)	Parenthetical amounts represent assets and liabilities that we are required to carry at fair value or have elected the fair value option.

(2)
Our consolidated assets at September 30, 2019, and December 31, 2018, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $10 million and $139 million; Interest-earning deposits with banks, $118 million and $8 million; Debt securities, $61 million and $45 million; Net loans, $13.1 billion and $13.6 billion; Equity securities, $100 million and $85 million; Other assets, $214 million and $221 million; and Total assets, $13.6 billion and $14.1 billion, respectively.

(3)
Our consolidated liabilities at September 30, 2019, and December 31, 2018, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Accrued expenses and other liabilities, $202 million and $191 million; Long-term debt, $722 million and $816 million; and Total liabilities, $924 million and $1.0 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance June 30, 2019	9,184,169	$23,021	4,419,591,197	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			5,834,645
Common stock repurchased			(159,099,263)
Preferred stock redeemed (1)	(1,550,000)	(1,330)
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	(142,000)	(142)	2,815,225
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,692,000)	(1,472)	(150,449,393)	—
Balance September 30, 2019	7,492,169	$21,549	4,269,141,804	$9,136
Balance June 30, 2018	12,055,984	$25,737	4,849,067,854	$9,136
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss) (2)
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			4,131,347
Common stock repurchased			(146,487,043)
Preferred stock redeemed (3)	(2,150,375)	(1,995)
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	(260,257)	(260)	4,848,888
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(2,410,632)	(2,255)	(137,506,808)	—
Balance September 30, 2018	9,645,352	$23,482	4,711,561,046	$9,136

(1)	Represents the impact of the partial redemption of preferred stock, series K, in third quarter 2019.

(2)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in third quarter 2018.

(3)	Represents the impact of the redemption of preferred stock, series J, in third quarter 2018.

						Quarter ended September 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037
	4,610				4,610	202	4,812
		585			585	—	585
—					—	(85)	(85)
(6)	(15)		299		278		278
—			(7,448)		(7,448)		(7,448)
	(220)				(1,550)		(1,550)
—				—	—		—
(7)				149	142		142
(1)			143		—		—
—					—		—
—					—		—
23	(2,253)				(2,230)		(2,230)
	(353)				(353)		(353)
262					262		262
(30)			(4)		(34)		(34)
241	1,769	585	(7,010)	149	(5,738)	117	(5,621)
60,866	166,320	(1,639)	(61,785)	(1,143)	193,304	1,112	194,416
59,644	150,803	(5,461)	(32,620)	(2,051)	205,188	881	206,069
	400	(400)			—		—
	6,007				6,007	79	6,086
		(1,012)			(1,012)	—	(1,012)
—					—	(22)	(22)
(58)	—		214		156		156
1,000			(8,382)		(7,382)		(7,382)
	(155)				(2,150)		(2,150)
—				—	—		—
(11)				271	260		260
6			254		—		—
(36)					(36)		(36)
—					—		—
18	(2,080)				(2,062)		(2,062)
	(399)				(399)		(399)
202					202		202
(27)			(4)		(31)		(31)
1,094	3,773	(1,412)	(7,918)	271	(6,447)	57	(6,390)
60,738	154,576	(6,873)	(40,538)	(1,780)	198,741	938	199,679

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2018	9,377,216	$23,214	4,581,253,608	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2019	9,377,216	$23,214	4,581,253,608	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			42,384,469
Common stock repurchased			(361,315,717)
Preferred stock redeemed (2)	(1,550,000)	(1,330)
Preferred stock issued to ESOP	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	(335,047)	(335)	6,819,444
Common stock warrants repurchased/exercised
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,885,047)	(1,665)	(312,111,804)	—
Balance September 30, 2019	7,492,169	$21,549	4,269,141,804	$9,136
Balance December 31, 2017	11,677,235	$25,358	4,891,616,628	$9,136
Cumulative effect from change in accounting policies (3)
Balance January 1, 2018	11,677,235	$25,358	4,891,616,628	$9,136
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss) (4)
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			34,391,135
Common stock repurchased			(232,826,228)
Preferred stock redeemed (5)	(2,150,375)	(1,995)
Preferred stock issued to ESOP	1,100,000	1,100
Preferred stock released by ESOP
Preferred stock converted to common shares	(981,508)	(981)	18,379,511
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

(2)	Represents the impact of the partial redemption of preferred stock, series K, in third quarter 2019.

(3)
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

(4)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in third quarter 2018.

(5)	Represents the impact of the redemption of preferred stock, series J, in third quarter 2018.

					Nine months ended September 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
60,685	158,163	(6,336)	(47,194)	(1,502)	196,166	900	197,066
	(492)	481			(11)		(11)
60,685	157,671	(5,855)	(47,194)	(1,502)	196,155	900	197,055
	16,676				16,676	441	17,117
		4,216			4,216	—	4,216
—					—	(229)	(229)
(8)	(382)		2,206		1,816		1,816
—			(17,166)		(17,166)		(17,166)
	(220)				(1,550)		(1,550)
—				—	—		—
(24)				359	335		335
(16)			351		—		—
—					—		—
—					—		—
62	(6,361)				(6,299)		(6,299)
	(1,064)				(1,064)		(1,064)
1,053					1,053		1,053
(886)			18		(868)		(868)
181	8,649	4,216	(14,591)	359	(2,851)	212	(2,639)
60,866	166,320	(1,639)	(61,785)	(1,143)	193,304	1,112	194,416
60,893	145,263	(2,144)	(29,892)	(1,678)	206,936	1,143	208,079
	94	(118)			(24)		(24)
60,893	145,357	(2,262)	(29,892)	(1,678)	206,912	1,143	208,055
	400	(400)			—		—
	16,329				16,329	393	16,722
		(4,211)			(4,211)	(1)	(4,212)
7					7	(597)	(590)
(53)	(231)		1,721		1,437		1,437
—			(13,334)		(13,334)		(13,334)
	(155)				(2,150)		(2,150)
43				(1,143)	—		—
(60)				1,041	981		981
33			948		—		—
(194)					(194)		(194)
—					—		—
48	(5,921)				(5,873)		(5,873)
	(1,203)				(1,203)		(1,203)
897					897		897
(876)			19		(857)		(857)
(155)	9,219	(4,611)	(10,646)	(102)	(8,171)	(205)	(8,376)
60,738	154,576	(6,873)	(40,538)	(1,780)	198,741	938	199,679

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interests	$17,117	16,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,043	1,223
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	3,704	(1,057)
Depreciation, amortization and accretion	4,940	4,222
Other net (gains)	(2,888)	(8,919)
Stock-based compensation	1,885	1,859
Originations and purchases of mortgage loans held for sale	(109,609)	(120,006)
Proceeds from sales of and paydowns on mortgage loans held for sale	70,676	90,714
Net change in:
Debt and equity securities, held for trading	17,104	24,709
Loans held for sale	241	(530)
Deferred income taxes	(3,142)	940
Derivative assets and liabilities	(2,397)	315
Other assets	(6,320)	9,738
Other accrued expenses and liabilities	953	1,109
Net cash provided (used) by operating activities	(5,693)	21,039
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(22,844)	(4,448)
Available-for-sale debt securities:
Proceeds from sales	7,709	7,088
Prepayments and maturities	30,362	28,360
Purchases	(44,460)	(41,495)
Held-to-maturity debt securities:
Paydowns and maturities	9,154	8,509
Purchases	(2,929)	—
Equity securities, not held for trading:
Proceeds from sales and capital returns	4,104	4,481
Purchases	(4,595)	(3,937)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(15,133)	(2,965)
Proceeds from sales (including participations) of loans held for investment	10,416	12,356
Purchases (including participations) of loans	(1,574)	(896)
Principal collected on nonbank entities’ loans	2,990	5,110
Loans originated by nonbank entities	(3,816)	(5,760)
Net cash paid for acquisitions	—	(10)
Proceeds from sales of foreclosed assets and short sales	1,992	2,781
Other, net	1,519	1,317
Net cash provided (used) by investing activities	(27,105)	10,491
Cash flows from financing activities:
Net change in:
Deposits	22,005	(69,371)
Short-term borrowings	18,121	2,195
Long-term debt:
Proceeds from issuance	40,220	31,397
Repayment	(45,940)	(29,419)
Preferred stock:
Redeemed	(1,550)	(2,150)
Cash dividends paid	(1,005)	(1,211)
Common stock:
Proceeds from issuance	356	548
Stock tendered for payment of withholding taxes	(283)	(322)
Repurchased	(17,166)	(13,334)
Cash dividends paid	(6,118)	(5,730)
Net change in noncontrolling interests	(221)	(364)
Other, net	(177)	(193)
Net cash provided (used) by financing activities	8,242	(87,954)
Net change in cash, cash equivalents, and restricted cash	(24,556)	(56,424)
Cash, cash equivalents, and restricted cash at beginning of period	173,287	215,947
Cash, cash equivalents, and restricted cash at end of period	$148,731	159,523
Supplemental cash flow disclosures:
Cash paid for interest	$14,505	10,108
Cash paid for income taxes	5,248	1,921
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

ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The Update adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the London Interbank Offered Rate (LIBOR) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The Update is applied prospectively for qualifying new or re-designated hedging relationships entered into on or after adoption date.
We adopted the guidance in first quarter 2019. The Update has not had an impact as we have not designated SOFR OIS as a benchmark interest rate in any hedging relationships.

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
Operating lease rental income for leased assets is recognized in lease income within noninterest income on a straight-line basis over the lease term. Variable revenues on operating leases include reimbursements of costs, including property taxes, which fluctuate over time, as well as rental revenue based on usage. For leases of railcars, revenue for maintenance services provided under the lease is recognized in lease income.
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
Operating lease liabilities include fixed and in-substance fixed payments for the contractual duration of the lease, adjusted for renewals or terminations which were considered probable of exercise when measured. The lease payments are discounted using a rate determined when the lease is recognized. As we typically do not know the discount rate implicit in the lease, we estimate a discount rate that we believe approximates a collateralized borrowing rate for the estimated duration of the lease. The discount rate is updated when re-measurement events occur. The related operating lease ROU assets may differ from operating lease liabilities due to initial direct costs, deferred or prepaid lease payments and lease incentives.
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
Our payments to the counterparties for the private forward repurchase contracts are recorded in permanent equity in the quarter paid and are not subject to re-measurement. The classification of the up-front payments as permanent equity assures that we have appropriate repurchase timing consistent with our capital plans, which contemplate a fixed dollar amount available per quarter for share repurchases pursuant to the Board

Note 1: Summary of Significant Accounting Policies (continued)

of Governors of the Federal Reserve System (FRB) supervisory guidance. In return, the counterparty agrees to deliver a variable number of shares based on a per share discount to the volume-weighted average stock price over the contract period. There are no scenarios where the contracts would not either physically settle in shares or allow us to choose the settlement method. Our total number of outstanding shares of common stock is not reduced until settlement of the private share repurchase contract.
We did not enter into any private forward repurchase contracts in third quarter 2019 and we had no unsettled private share repurchase contracts at September 30, 2019.

Under a Rule 10b5-1 repurchase plan, payments and receipt of repurchased shares settle on the same day and the shares repurchased reduce the total number of outstanding shares of common stock upon the settlement of each trade under the plan.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2019	2018
Trading debt securities retained from securitization of MLHFS	$31,517	28,761
Transfers from loans to MLHFS	5,409	4,456
Transfers from loans to LHFS	117	2,542
Transfers from available-for-sale debt securities to held-to-maturity debt securities	13,833	13,372
Operating lease ROU assets acquired with operating lease liabilities (1)	5,644	—

(1)	The nine months ended September 30, 2019, balance includes $4.9 billion from adoption of ASU 2016-02 – Leases (Topic 842) and $744 million attributable to new leases and changes from modified leases.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2019, and, except as disclosed elsewhere in the footnotes, there have been no material events that would require recognition in our third quarter 2019 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Business Combinations
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
We completed no acquisitions during the first nine months of 2019 and had no business combinations pending as of September 30, 2019.
We closed the previously announced sale of our Institutional Retirement and Trust (IRT) business on July 1, 2019, and recognized a pre-tax gain of $1.1 billion, which was reflected in our third quarter 2019 net income within other noninterest income. We will continue to administer client assets at the direction of the buyer for up to 24 months from the closing date pursuant to a transition services agreement. The buyer will receive post-closing revenue from the client assets and will pay us a fee for certain costs that we incur to administer the client assets during the transition period. The transition services fee will be recognized as other noninterest income, and the expenses we incur will be recognized in the same manner as they were prior to the close of the sale. Transition period revenue is expected to approximate transition period expenses and is subject to downward adjustment as client assets transition to the buyer's platform. No IRT client assets were transitioned to the buyer's platform as of September 30, 2019. At September 30, 2019, we had assets under management (AUM) and assets under administration (AUA) associated with the IRT business of $21 billion and $912 billion, respectively.
We closed the previously announced sale of our Eastdil Secured (Eastdil) business on October 1, 2019, and we recognized a pre-tax gain of approximately $360 million, which will be reflected in our fourth quarter 2019 net income.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. FRB regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Sep 30, 2019	Dec 31, 2018
Average required reserve balance for FRB (1)	$11,230	12,428
Reserve balance for non-U.S. central banks	247	517
Segregated for benefit of brokerage customers under federal and other brokerage regulations	625	1,135
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	128	147

(1)	Represents average for the first nine months of 2019 and for the year ended December 31, 2018.

We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $6.0 billion at September 30, 2019, without obtaining prior regulatory approval. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent's board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Based on retained earnings at September 30, 2019, our nonbank subsidiaries could have declared additional dividends of $25.7 billion at September 30, 2019, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2018 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the repurchase or redemption of common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.51 per share as declared by the Company’s Board of Directors on October 22, 2019, payable on December 1, 2019.

Note 4: Trading Activities
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Sep 30,	Dec 31,
(in millions)	2019	2018
Trading assets:
Debt securities	$79,113	69,989
Equity securities	24,436	19,449
Loans held for sale	1,501	1,469
Gross trading derivative assets	39,926	29,216
Netting (1)	(26,414)	(19,807)
Total trading derivative assets	13,512	9,409
Total trading assets	118,562	100,316
Trading liabilities:
Short sale	18,290	19,720
Gross trading derivative liabilities	38,308	28,717
Netting (1)	(29,708)	(21,178)
Total trading derivative liabilities	8,600	7,539
Total trading liabilities	$26,890	27,259

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.

Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest income:
Debt securities	$790	723	2,323	2,043
Equity securities	157	178	415	447
Loans held for sale	20	20	63	43
Total interest income	967	921	2,801	2,533
Less: Interest expense	129	157	392	429
Net interest income	838	764	2,409	2,104
Net gains (losses) from trading activities (1):
Debt securities	451	(369)	1,540	(1,008)
Equity securities	(242)	1,129	3,061	25
Loans held for sale	5	3	15	18
Derivatives (2)	62	(605)	(3,754)	1,557
Total net gains from trading activities	276	158	862	592
Total trading-related net interest and noninterest income	$1,114	922	3,271	2,696

(1)	Represents realized gains (losses) and unrealized gains (losses) due to changes in fair value of our trading positions.

(2)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

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
Table 5.1: Amortized Cost and Fair Value

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$16,569	2	(22)	16,549
Securities of U.S. states and political subdivisions (1)	39,792	785	(74)	40,503
Mortgage-backed securities:
Federal agencies	165,382	2,315	(162)	167,535
Residential	839	14	—	853
Commercial	4,190	41	(5)	4,226
Total mortgage-backed securities	170,411	2,370	(167)	172,614
Corporate debt securities	5,739	198	(44)	5,893
Collateralized loan and other debt obligations (2)	30,968	147	(105)	31,010
Other (3)	4,616	65	(14)	4,667
Total available-for-sale debt securities	268,095	3,567	(426)	271,236
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,774	690	(1)	45,463
Securities of U.S. states and political subdivisions	12,719	308	(5)	13,022
Federal agency and other mortgage-backed securities (4)	95,637	2,120	(12)	97,745
Collateralized loan obligations	49	—	—	49
Total held-to-maturity debt securities	153,179	3,118	(18)	156,279
Total	$421,274	6,685	(444)	427,515
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$13,451	3	(106)	13,348
Securities of U.S. states and political subdivisions (1)	48,994	716	(446)	49,264
Mortgage-backed securities:
Federal agencies	155,974	369	(3,140)	153,203
Residential	2,638	142	(5)	2,775
Commercial	4,207	40	(22)	4,225
Total mortgage-backed securities	162,819	551	(3,167)	160,203
Corporate debt securities	6,230	131	(90)	6,271
Collateralized loan and other debt obligations (2)	35,581	158	(396)	35,343
Other (3)	5,396	100	(13)	5,483
Total available-for-sale debt securities	272,471	1,659	(4,218)	269,912
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	44,751	4	(415)	44,340
Securities of U.S. states and political subdivisions	6,286	30	(116)	6,200
Federal agency and other mortgage-backed securities (4)	93,685	112	(2,288)	91,509
Collateralized loan obligations	66	—	—	66
Total held-to-maturity debt securities	144,788	146	(2,819)	142,115
Total	$417,259	1,805	(7,037)	412,027

(1)
Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The cost basis and fair value of these types of securities was $5.8 billion each at September 30, 2019, and $6.3 billion each at December 31, 2018.

(2)
Includes collateralized debt obligations (CDOs) with a cost basis and fair value of $494 million and $609 million, respectively, at September 30, 2019, and $662 million and $800 million, respectively, at December 31, 2018.

(3)	Largely includes asset-backed securities collateralized by student loans.

(4)	Predominantly consists of federal agency mortgage-backed securities at both September 30, 2019 and December 31, 2018.

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
Table 5.2: Gross Unrealized Losses and Fair Value

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(17)	11,776	(5)	3,475	(22)	15,251
Securities of U.S. states and political subdivisions	(34)	7,352	(40)	2,517	(74)	9,869
Mortgage-backed securities:
Federal agencies	(42)	12,965	(120)	11,668	(162)	24,633
Residential	—	—	—	—	—	—
Commercial	(3)	728	(2)	214	(5)	942
Total mortgage-backed securities	(45)	13,693	(122)	11,882	(167)	25,575
Corporate debt securities	(17)	581	(27)	253	(44)	834
Collateralized loan and other debt obligations	(42)	10,919	(63)	9,334	(105)	20,253
Other	(6)	1,347	(8)	236	(14)	1,583
Total available-for-sale debt securities	(161)	45,668	(265)	27,697	(426)	73,365
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(1)	804	—	—	(1)	804
Securities of U.S. states and political subdivisions	(1)	200	(4)	72	(5)	272
Federal agency and other mortgage-backed securities	(10)	2,763	(2)	31	(12)	2,794
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(12)	3,767	(6)	103	(18)	3,870
Total	$(173)	49,435	(271)	27,800	(444)	77,235
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(1)	498	(105)	6,204	(106)	6,702
Securities of U.S. states and political subdivisions	(73)	9,746	(373)	9,017	(446)	18,763
Mortgage-backed securities:
Federal agencies	(42)	10,979	(3,098)	112,252	(3,140)	123,231
Residential	(3)	398	(2)	69	(5)	467
Commercial	(20)	1,972	(2)	79	(22)	2,051
Total mortgage-backed securities	(65)	13,349	(3,102)	112,400	(3,167)	125,749
Corporate debt securities	(64)	1,965	(26)	298	(90)	2,263
Collateralized loan and other debt obligations	(388)	28,306	(8)	553	(396)	28,859
Other	(7)	819	(6)	159	(13)	978
Total available-for-sale debt securities	(598)	54,683	(3,620)	128,631	(4,218)	183,314
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(3)	895	(412)	41,083	(415)	41,978
Securities of U.S. states and political subdivisions	(4)	598	(112)	3,992	(116)	4,590
Federal agency and other mortgage-backed securities	(5)	4,635	(2,283)	77,741	(2,288)	82,376
Collateralized loan obligations	—	—	—	—	—	—
Total held-to-maturity debt securities	(12)	6,128	(2,807)	122,816	(2,819)	128,944
Total	$(610)	60,811	(6,427)	251,447	(7,037)	312,258

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
For descriptions of the factors we consider when analyzing debt securities for impairment, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) in our 2018 Form 10-K. There were no material changes to our methodologies for assessing impairment in the first nine months of 2019.
Table 5.3 shows the gross unrealized losses and fair value of the available-for-sale and held-to-maturity debt securities by those rated investment grade and those rated less than investment grade, according to their lowest credit rating by

Standard & Poor’s Rating Services (S&P) or Moody’s Investors Service (Moody’s). Credit ratings express opinions about the credit quality of a debt security. Debt securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. We have also included debt securities not rated by S&P or Moody’s in the table below based on our internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit rating assigned by major credit agencies. The unrealized losses and fair value of unrated debt securities categorized as investment grade based on internal credit grades were $8 million and $3.0 billion, respectively, at September 30, 2019, and $20 million and $5.2 billion, respectively, at December 31, 2018. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.3: Gross Unrealized Losses and Fair Value by Investment Grade

	Investment grade		Non-investment grade
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(22)	15,251	—	—
Securities of U.S. states and political subdivisions	(70)	9,686	(4)	183
Mortgage-backed securities:
Federal agencies	(162)	24,633	—	—
Residential	—	—	—	—
Commercial	(3)	858	(2)	84
Total mortgage-backed securities	(165)	25,491	(2)	84
Corporate debt securities	(7)	292	(37)	542
Collateralized loan and other debt obligations	(105)	20,253	—	—
Other	(6)	1,202	(8)	381
Total available-for-sale debt securities	(375)	72,175	(51)	1,190
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(1)	804	—	—
Securities of U.S. states and political subdivisions	(5)	272	—	—
Federal agency and other mortgage-backed securities	(8)	2,604	(4)	190
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(14)	3,680	(4)	190
Total	$(389)	75,855	(55)	1,380
December 31, 2018
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(106)	6,702	—	—
Securities of U.S. states and political subdivisions	(425)	18,447	(21)	316
Mortgage-backed securities:
Federal agencies	(3,140)	123,231	—	—
Residential	(2)	295	(3)	172
Commercial	(20)	1,999	(2)	52
Total mortgage-backed securities	(3,162)	125,525	(5)	224
Corporate debt securities	(17)	791	(73)	1,472
Collateralized loan and other debt obligations	(396)	28,859	—	—
Other	(7)	726	(6)	252
Total available-for-sale debt securities	(4,113)	181,050	(105)	2,264
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	(415)	41,978	—	—
Securities of U.S. states and political subdivisions	(116)	4,590	—	—
Federal agency and other mortgage-backed securities	(2,278)	81,977	(10)	399
Collateralized loan obligations	—	—	—	—
Total held-to-maturity debt securities	(2,809)	128,545	(10)	399
Total	$(6,922)	309,595	(115)	2,663

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Contractual Maturities
Table 5.4 shows the fair value and contractual weighted-average yields (taxable-equivalent basis) of available-for-sale debt securities by remaining contractual maturity. Remaining contractual maturities for mortgage-backed securities (MBS) do not consider prepayments. Remaining expected maturities will differ from remaining contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.
Table 5.4: Available-for Sale Debt Securities - Fair Value by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2019
Available-for-sale debt securities (1):
Fair value:
Securities of U.S. Treasury and federal agencies	$16,549	1.92%	$10,035	1.74%	$6,192	2.21%	$47	1.84%	$275	2.25%
Securities of U.S. states and political subdivisions	40,503	4.84	2,200	3.01	4,455	3.32	4,240	3.36	29,608	5.42
Mortgage-backed securities:
Federal agencies	167,535	3.47	—	—	152	3.37	1,543	2.59	165,840	3.48
Residential	853	2.88	—	—	—	—	—	—	853	2.88
Commercial	4,226	3.57	—	—	—	—	340	3.50	3,886	3.58
Total mortgage-backed securities	172,614	3.47	—	—	152	3.37	1,883	2.75	170,579	3.48
Corporate debt securities	5,893	4.95	452	5.86	2,193	4.91	2,629	4.70	619	5.50
Collateralized loan and other debt obligations	31,010	3.64	—	—	1	4.66	11,548	3.73	19,461	3.59
Other	4,667	2.82	4	5.10	696	3.49	1,358	1.96	2,609	3.09
Total available-for-sale debt securities at fair value	$271,236	3.62%	$12,691	2.10%	$13,689	3.08%	$21,705	3.58%	$223,151	3.75%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on fair value and predominantly represent contractual coupon rates without effect for any related hedging derivatives.
Table 5.5 shows the amortized cost and weighted-average yields of held-to-maturity debt securities by contractual maturity.
Table 5.5: Held-to-Maturity Debt Securities - Amortized Cost by Contractual Maturity

			Remaining contractual maturity
	Total		Within one year		After one year through five years		After five years through ten years		After ten years
(in millions)	amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2019
Held-to-maturity debt securities (1):
Amortized cost:
Securities of U.S. Treasury and federal agencies	$44,774	2.12%	$—	—%	$39,530	2.11%	$5,244	2.19%	$—	—%
Securities of U.S. states and political subdivisions	12,719	4.99	—	—	83	6.02	1,756	4.86	10,880	5.00
Federal agency and other mortgage-backed securities	95,637	3.10	—	—	15	3.53	—	—	95,622	3.10
Collateralized loan obligations	49	3.48	—	—	—	—	49	3.48	—	—
Total held-to-maturity debt securities at amortized cost	$153,179	2.97%	$—	—%	$39,628	2.12%	$7,049	2.86%	$106,502	3.29%

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and predominantly represent contractual coupon rates.

Table 5.6 shows the fair value of held-to-maturity debt securities by contractual maturity.

Table 5.6: Held-to-Maturity Debt Securities - Fair Value by Contractual Maturity

		Remaining contractual maturity
	Total	Within one year	After one year through five years	After five years through ten years	After ten years
(in millions)	amount	Amount	Amount	Amount	Amount
September 30, 2019
Held-to-maturity debt securities:
Fair value:
Securities of U.S. Treasury and federal agencies	$45,463	—	40,056	5,407	—
Securities of U.S. states and political subdivisions	13,022	—	83	1,825	11,114
Federal agency and other mortgage-backed securities	97,745	—	15	—	97,730
Collateralized loan obligations	49	—	—	49	—
Total held-to-maturity debt securities at fair value	$156,279	—	40,154	7,281	108,844

Realized Gains and Losses - Available-for-Sale Debt Securities
Table 5.7 shows the gross realized gains and losses on sales and OTTI write-downs related to available-for-sale debt securities.

Table 5.7: Realized Gains and Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Gross realized gains	$21	65	223	139
Gross realized losses	(12)	(3)	(17)	(17)
OTTI write-downs	(6)	(5)	(58)	(23)
Net realized gains from available-for-sale debt securities	$3	57	148	99

Other-Than-Temporarily Impaired Debt Securities
Table 5.8 shows the detail of total OTTI write-downs included in earnings for available-for-sale debt securities. There were no

OTTI write-downs on held-to-maturity debt securities during the first nine months of 2019 and 2018.
Table 5.8: Detail of OTTI Write-downs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Debt securities OTTI write-downs included in earnings:
Securities of U.S. states and political subdivisions	$—	—	33	2
Mortgage-backed securities:
Residential	—	—	—	2
Commercial	—	1	17	15
Corporate debt securities	6	—	8	—
Other debt securities	—	4	—	4
Total debt securities OTTI write-downs included in earnings	$6	5	58	23
Table 5.9 shows the detail of OTTI write-downs on available-for-sale debt securities included in earnings and the related changes in OCI for the same securities.
Table 5.9: OTTI Write-downs Included in Earnings and the Related Changes in OCI

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
OTTI on debt securities
Recorded as part of gross realized losses:
Credit-related OTTI	$—	5	23	22
Intent-to-sell OTTI	6	—	35	1
Total recorded as part of gross realized losses	6	5	58	23
Changes to OCI for losses (reversal of losses) in non-credit-related OTTI (1):
Securities of U.S. states and political subdivisions	—	—	(1)	(2)
Residential mortgage-backed securities	—	—	(1)	(1)
Commercial mortgage-backed securities	1	(5)	2	(6)
Other debt securities	1	—	1	—
Total changes to OCI for non-credit-related OTTI	2	(5)	1	(9)
Total OTTI losses recorded on debt securities	$8	—	59	14

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
Table 5.10: Rollforward of OTTI Credit Loss

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Credit loss recognized, beginning of period	$216	626	562	742
Additions:
For securities with initial credit impairments	—	—	6	—
For securities with previous credit impairments	—	5	17	22
Total additions	—	5	23	22
Reductions:
For securities sold, matured, or intended/required to be sold	(22)	(68)	(391)	(199)
For recoveries of previous credit impairments (1)	—	—	—	(2)
Total reductions	(22)	(68)	(391)	(201)
Credit loss recognized, end of period	$194	563	194	563

(1)
Recoveries of previous credit impairments result from increases in expected cash flows subsequent to credit loss recognition. Such recoveries are reflected prospectively as interest yield adjustments using the effective interest method.

Note 6: Loans and Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at September 30, 2019, and December 31, 2018.
Table 6.1: Loans Outstanding

(in millions)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$350,875	350,199
Real estate mortgage	121,936	121,014
Real estate construction	19,921	22,496
Lease financing	19,600	19,696
Total commercial	512,332	513,405
Consumer:
Real estate 1-4 family first mortgage	290,604	285,065
Real estate 1-4 family junior lien mortgage	30,838	34,398
Credit card	39,629	39,025
Automobile	46,738	45,069
Other revolving credit and installment	34,774	36,148
Total consumer	442,583	439,705
Total loans	$954,915	953,110
Our foreign loans are reported by respective class of financing receivable in the table above. Substantially all of our foreign loan portfolio is commercial loans. Table 6.2 presents total commercial foreign loans outstanding by class of financing receivable.
Table 6.2: Commercial Foreign Loans Outstanding

(in millions)	Sep 30, 2019	Dec 31, 2018
Commercial foreign loans:
Commercial and industrial	$64,418	62,564
Real estate mortgage	7,056	6,731
Real estate construction	1,262	1,011
Lease financing	1,197	1,159
Total commercial foreign loans	$73,933	71,465

Note 6: Loans and Allowance for Credit Losses (continued)

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale at lower of cost or fair value. This loan activity also includes participating interests, whereby we receive or transfer a portion of a loan. The table excludes purchased credit-impaired (PCI) loans, loans for which we have elected the fair value option, and government insured/ guaranteed real estate 1-4 family first mortgage loans because their loan activity normally does not impact the allowance for credit losses.

Table 6.3: Loan Purchases, Sales, and Transfers

	2019			2018
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$571	910	1,481	225	4	229
Sales	(433)	(85)	(518)	(438)	(113)	(551)
Transfers (to) from MLHFS/LHFS	(25)	(37)	(62)	(21)	(371)	(392)
Nine months ended September 30,
Purchases	$1,570	918	2,488	879	11	890
Sales	(1,389)	(417)	(1,806)	(1,192)	(201)	(1,393)
Transfers (to) from MLHFS/LHFS	(117)	(1,889)	(2,006)	(541)	(1,996)	(2,537)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $74.9 billion at September 30, 2019.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2019, and December 31, 2018, we had $1.0 billion and $919 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
When we make commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not funded. We manage the potential risk in commitments to lend by limiting the total amount of commitments, both by individual customer and in total, by monitoring the size and maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities.

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
Table 6.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$337,324	330,492
Real estate mortgage	8,125	6,984
Real estate construction	16,695	16,400
Total commercial	362,144	353,876
Consumer:
Real estate 1-4 family first mortgage	39,648	29,736
Real estate 1-4 family junior lien mortgage	37,151	37,719
Credit card	114,717	109,840
Other revolving credit and installment	26,178	27,530
Total consumer	217,694	204,825
Total unfunded credit commitments	$579,838	558,701

Allowance for Credit Losses
Table 6.5 presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.
Table 6.5: Allowance for Credit Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$10,603	11,110	10,707	11,960
Provision for credit losses	695	580	2,043	1,223
Interest income on certain impaired loans (1)	(34)	(42)	(112)	(128)
Loan charge-offs:
Commercial:
Commercial and industrial	(209)	(209)	(590)	(507)
Real estate mortgage	(2)	(9)	(28)	(30)
Real estate construction	—	—	(1)	—
Lease financing	(12)	(15)	(35)	(52)
Total commercial	(223)	(233)	(654)	(589)
Consumer:
Real estate 1-4 family first mortgage	(31)	(45)	(101)	(141)
Real estate 1-4 family junior lien mortgage	(27)	(47)	(90)	(141)
Credit card	(404)	(376)	(1,278)	(1,185)
Automobile	(156)	(214)	(485)	(730)
Other revolving credit and installment	(168)	(161)	(497)	(505)
Total consumer	(786)	(843)	(2,451)	(2,702)
Total loan charge-offs	(1,009)	(1,076)	(3,105)	(3,291)
Loan recoveries:
Commercial:
Commercial and industrial	62	61	151	216
Real estate mortgage	10	10	26	46
Real estate construction	8	2	13	12
Lease financing	4	8	15	18
Total commercial	84	81	205	292
Consumer:
Real estate 1-4 family first mortgage	36	70	148	207
Real estate 1-4 family junior lien mortgage	49	56	140	171
Credit card	85	77	258	231
Automobile	80	84	266	279
Other revolving credit and installment	30	28	95	88
Total consumer	280	315	907	976
Total loan recoveries	364	396	1,112	1,268
Net loan charge-offs	(645)	(680)	(1,993)	(2,023)
Other	(6)	(12)	(32)	(76)
Balance, end of period	$10,613	10,956	10,613	10,956
Components:
Allowance for loan losses	$9,715	10,021	9,715	10,021
Allowance for unfunded credit commitments	898	935	898	935
Allowance for credit losses	$10,613	10,956	10,613	10,956
Net loan charge-offs (annualized) as a percentage of average total loans	0.27%	0.29	0.28	0.29
Allowance for loan losses as a percentage of total loans	1.02	1.06	1.02	1.06
Allowance for credit losses as a percentage of total loans	1.11	1.16	1.11	1.16

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.6 summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.
Table 6.6: Allowance Activity by Portfolio Segment

			2019			2018
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$6,298	4,305	10,603	6,711	4,399	11,110
Provision for credit losses	84	611	695	22	558	580
Interest income on certain impaired loans	(10)	(24)	(34)	(12)	(30)	(42)

Loan charge-offs	(223)	(786)	(1,009)	(233)	(843)	(1,076)
Loan recoveries	84	280	364	81	315	396
Net loan charge-offs	(139)	(506)	(645)	(152)	(528)	(680)
Other	(3)	(3)	(6)	(1)	(11)	(12)
Balance, end of period	$6,230	4,383	10,613	6,568	4,388	10,956

Nine months ended September 30,
Balance, beginning of period	$6,417	4,290	10,707	6,632	5,328	11,960
Provision for credit losses	294	1,749	2,043	280	943	1,223
Interest income on certain impaired loans	(35)	(77)	(112)	(37)	(91)	(128)

Loan charge-offs	(654)	(2,451)	(3,105)	(589)	(2,702)	(3,291)
Loan recoveries	205	907	1,112	292	976	1,268
Net loan charge-offs	(449)	(1,544)	(1,993)	(297)	(1,726)	(2,023)
Other	3	(35)	(32)	(10)	(66)	(76)
Balance, end of period	$6,230	4,383	10,613	6,568	4,388	10,956

Table 6.7 disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.
Table 6.7: Allowance by Impairment Methodology

	Allowance for credit losses			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2019
Collectively evaluated (1)	$5,774	3,485	9,259	509,081	431,724	940,805
Individually evaluated (2)	456	898	1,354	3,251	10,252	13,503
PCI (3)	—	—	—	—	607	607
Total	$6,230	4,383	10,613	512,332	442,583	954,915
December 31, 2018
Collectively evaluated (1)	$5,903	3,361	9,264	510,180	421,574	931,754
Individually evaluated (2)	514	929	1,443	3,221	13,126	16,347
PCI (3)	—	—	—	4	5,005	5,009
Total	$6,417	4,290	10,707	513,405	439,705	953,110

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit

Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2019.

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
Table 6.8 provides a breakdown of outstanding commercial loans by risk category. Criticized commercial loans at September 30, 2019, included $2.3 billion on nonaccrual status. For additional information on nonaccrual loans, see Table 6.9 and 6.13.

Table 6.8: Commercial Loans by Risk Category

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2019
By risk category:
Pass	$335,812	118,276	19,720	18,481	492,289
Criticized	15,063	3,660	201	1,119	20,043
Total commercial loans (excluding PCI)	350,875	121,936	19,921	19,600	512,332
Total commercial PCI loans (carrying value)	—	—	—	—	—
Total commercial loans	$350,875	121,936	19,921	19,600	512,332
December 31, 2018
By risk category:
Pass	$335,412	116,514	22,207	18,671	492,804
Criticized	14,783	4,500	289	1,025	20,597
Total commercial loans (excluding PCI)	350,195	121,014	22,496	19,696	513,401
Total commercial PCI loans (carrying value)	4	—	—	—	4
Total commercial loans	$350,199	121,014	22,496	19,696	513,405

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices.
Table 6.9: Commercial Loans by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2019
By delinquency status:
Current-29 days past due (DPD) and still accruing	$348,730	120,959	19,847	19,277	508,813
30-89 DPD and still accruing	600	280	42	251	1,173
90+ DPD and still accruing	6	28	—	—	34
Nonaccrual loans	1,539	669	32	72	2,312
Total commercial loans (excluding PCI)	350,875	121,936	19,921	19,600	512,332
Total commercial PCI loans (carrying value)	—	—	—	—	—
Total commercial loans	$350,875	121,936	19,921	19,600	512,332
December 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$348,158	120,176	22,411	19,443	510,188
30-89 DPD and still accruing	508	207	53	163	931
90+ DPD and still accruing	43	51	—	—	94
Nonaccrual loans	1,486	580	32	90	2,188
Total commercial loans (excluding PCI)	350,195	121,014	22,496	19,696	513,401
Total commercial PCI loans (carrying value)	4	—	—	—	4
Total commercial loans	$350,199	121,014	22,496	19,696	513,405

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
Table 6.10: Consumer Loans by Delinquency Status

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2019
By delinquency status:
Current-29 DPD	$276,336	30,171	38,632	45,599	34,472	425,210
30-59 DPD	1,173	231	298	824	110	2,636
60-89 DPD	418	114	208	240	86	1,066
90-119 DPD	187	70	188	74	73	592
120-179 DPD	158	73	302	1	20	554
180+ DPD	575	165	1	—	13	754
Government insured/guaranteed loans (1)	10,978	—	—	—	—	10,978
Loans held at fair value	186	—	—	—	—	186
Total consumer loans (excluding PCI)	290,011	30,824	39,629	46,738	34,774	441,976
Total consumer PCI loans (carrying value) (2)	593	14	—	—	—	607
Total consumer loans	$290,604	30,838	39,629	46,738	34,774	442,583
December 31, 2018
By delinquency status:
Current-29 DPD	$263,881	33,644	38,008	43,604	35,794	414,931
30-59 DPD	1,411	247	292	1,040	140	3,130
60-89 DPD	549	126	212	314	87	1,288
90-119 DPD	257	74	192	109	80	712
120-179 DPD	225	77	320	2	27	651
180+ DPD	822	213	1	—	20	1,056
Government insured/guaranteed loans (1)	12,688	—	—	—	—	12,688
Loans held at fair value	244	—	—	—	—	244
Total consumer loans (excluding PCI)	280,077	34,381	39,025	45,069	36,148	434,700
Total consumer PCI loans (carrying value) (2)	4,988	17	—	—	—	5,005
Total consumer loans	$285,065	34,398	39,025	45,069	36,148	439,705

(1)
Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $6.3 billion at September 30, 2019, compared with $7.7 billion at December 31, 2018.

(2)	27% of the adjusted unpaid principal balance for consumer PCI loans are 30+ DPD at September 30, 2019, compared with 18% at December 31, 2018.

Of the $1.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2019, $788 million was accruing, compared with $2.4 billion past due and $885 million accruing at December 31, 2018.

Table 6.11 provides a breakdown of our consumer portfolio by FICO. Substantially all of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage, and totaled $8.9 billion at both September 30, 2019 and December 31, 2018.
Table 6.11: Consumer Loans by FICO

(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
September 30, 2019
By FICO:
< 600	$3,331	1,219	3,210	6,539	682	14,981
600-639	2,484	821	2,741	4,538	660	11,244
640-679	5,011	1,551	6,410	6,476	1,766	21,214
680-719	12,825	3,396	9,543	7,629	3,277	36,670
720-759	27,800	4,694	8,201	7,245	4,179	52,119
760-799	62,039	5,745	5,442	6,545	5,036	84,807
800+	161,711	12,236	3,901	7,699	7,810	193,357
No FICO available	3,646	1,162	181	67	2,510	7,566
FICO not required	—	—	—	—	8,854	8,854
Government insured/guaranteed loans (1)	11,164	—	—	—	—	11,164
Total consumer loans (excluding PCI)	290,011	30,824	39,629	46,738	34,774	441,976
Total consumer PCI loans (carrying value) (2)	593	14	—	—	—	607
Total consumer loans	$290,604	30,838	39,629	46,738	34,774	442,583
December 31, 2018
By FICO:
< 600	$4,273	1,454	3,292	7,071	697	16,787
600-639	2,974	994	2,777	4,431	725	11,901
640-679	5,810	1,898	6,464	6,225	1,822	22,219
680-719	13,568	3,908	9,445	7,354	3,384	37,659
720-759	27,258	5,323	7,949	6,853	4,395	51,778
760-799	57,193	6,315	5,227	5,947	5,322	80,004
800+	151,465	13,190	3,794	7,099	8,411	183,959
No FICO available	4,604	1,299	77	89	2,507	8,576
FICO not required	—	—	—	—	8,885	8,885
Government insured/guaranteed loans (1)	12,932	—	—	—	—	12,932
Total consumer loans (excluding PCI)	280,077	34,381	39,025	45,069	36,148	434,700
Total consumer PCI loans (carrying value) (2)	4,988	17	—	—	—	5,005
Total consumer loans	$285,065	34,398	39,025	45,069	36,148	439,705

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(2)
40% of the adjusted unpaid principal balance for consumer PCI loans have FICO scores less than 680 and 19% where no FICO is available to us at September 30, 2019, compared with 45% and 15%, respectively, at December 31, 2018.

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

Note 6: Loans and Allowance for Credit Losses (continued)

Table 6.12: Consumer Loans by LTV/CLTV

	September 30, 2019			December 31, 2018
(in millions)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%	$149,800	14,902	164,702	147,666	15,753	163,419
60.01-80%	113,887	10,038	123,925	104,477	11,183	115,660
80.01-100%	13,054	3,965	17,019	12,372	4,874	17,246
100.01-120% (1)	919	1,168	2,087	1,211	1,596	2,807
> 120% (1)	346	402	748	484	578	1,062
No LTV/CLTV available	841	349	1,190	935	397	1,332
Government insured/guaranteed loans (2)	11,164	—	11,164	12,932	—	12,932
Total consumer loans (excluding PCI)	290,011	30,824	320,835	280,077	34,381	314,458
Total consumer PCI loans (carrying value) (3)	593	14	607	4,988	17	5,005
Total consumer loans	$290,604	30,838	321,442	285,065	34,398	319,463

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	11% of the adjusted unpaid principal balance for consumer PCI loans have LTV/CLTV amounts greater than 80% at September 30, 2019, compared with 10% at December 31, 2018.

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.13: Nonaccrual Loans

(in millions)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial and industrial	$1,539	1,486
Real estate mortgage	669	580
Real estate construction	32	32
Lease financing	72	90
Total commercial	2,312	2,188
Consumer:
Real estate 1-4 family first mortgage	2,261	3,183
Real estate 1-4 family junior lien mortgage	819	945
Automobile	110	130
Other revolving credit and installment	43	50
Total consumer	3,233	4,308
Total nonaccrual loans (excluding PCI)	$5,545	6,496

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $3.6 billion and $4.6 billion at September 30, 2019, and December 31, 2018, respectively, which included $2.8 billion and $3.2 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on consumer real estate loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $119 million at September 30, 2019, and $370 million at December 31, 2018, are not included in past due and still accruing loans even when they are 90 days or more contractually past due. PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Table 6.14 shows non-PCI loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing (1)

(in millions)	Sep 30, 2019	Dec 31, 2018
Total (excluding PCI):	$7,130	8,704
Less: FHA insured/VA guaranteed (1)	6,308	7,725
Total, not government insured/guaranteed	$822	979
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$6	43
Real estate mortgage	28	51
Real estate construction	—	—
Total commercial	34	94
Consumer:
Real estate 1-4 family first mortgage	100	124
Real estate 1-4 family junior lien mortgage	35	32
Credit card	491	513
Automobile	75	114
Other revolving credit and installment	87	102
Total consumer	788	885
Total, not government insured/guaranteed	$822	979

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Note 6: Loans and Allowance for Credit Losses (continued)

IMPAIRED LOANS Table 6.15 summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. Impaired loans generally have estimated losses which are included in the allowance for credit losses. We do have impaired loans with no allowance for credit losses when the loss content has been previously recognized through charge-offs, such as collateral dependent loans, or when loans are currently performing in accordance with their terms and no loss has been estimated. Impaired loans exclude PCI loans and loans that have been fully charged off or otherwise have zero recorded investment. Table 6.15 includes trial modifications that totaled $123 million at September 30, 2019, and $149 million at December 31, 2018.
For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2019
Commercial:
Commercial and industrial	$2,719	2,077	1,853	300
Real estate mortgage	1,198	1,047	922	122
Real estate construction	71	44	44	9
Lease financing	105	83	83	25
Total commercial	4,093	3,251	2,902	456
Consumer:
Real estate 1-4 family first mortgage (1)	8,458	7,994	4,704	486
Real estate 1-4 family junior lien mortgage	1,643	1,504	968	159
Credit card	504	504	504	199
Automobile	141	82	44	9
Other revolving credit and installment	175	168	150	45
Total consumer (2)	10,921	10,252	6,370	898
Total impaired loans (excluding PCI)	$15,014	13,503	9,272	1,354
December 31, 2018
Commercial:
Commercial and industrial	$3,057	2,030	1,730	319
Real estate mortgage	1,228	1,032	1,009	154
Real estate construction	74	47	46	9
Lease financing	146	112	112	32
Total commercial	4,505	3,221	2,897	514
Consumer:
Real estate 1-4 family first mortgage	12,309	10,738	4,420	525
Real estate 1-4 family junior lien mortgage	1,886	1,694	1,133	183
Credit card	449	449	449	172
Automobile	153	89	43	8
Other revolving credit and installment	162	156	136	41
Total consumer (2)	14,959	13,126	6,181	929
Total impaired loans (excluding PCI)	$19,464	16,347	9,078	1,443

(1)	Impaired loans includes reduction of $1.7 billion reclassified to MLHFS during the first nine months of 2019.

(2)
Includes the recorded investment of $1.2 billion at September 30, 2019, and $1.3 billion at December 31, 2018, of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an allowance. Impaired loans may also have limited, if any, allowance when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $462 million and $513 million at September 30, 2019, and December 31, 2018, respectively.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.
Table 6.16: Average Recorded Investment in Impaired Loans

	Quarter ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(in millions)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,036	26	2,325	59	2,173	99	2,316	138
Real estate mortgage	1,113	14	1,172	16	1,086	45	1,225	66
Real estate construction	48	3	66	2	51	5	62	4
Lease financing	78	1	117	—	92	1	127	1
Total commercial	3,275	44	3,680	77	3,402	150	3,730	209
Consumer:
Real estate 1-4 family first mortgage	8,165	116	11,318	165	9,400	397	11,718	504
Real estate 1-4 family junior lien mortgage	1,561	24	1,775	29	1,622	76	1,832	87
Credit card	495	16	421	14	479	47	396	36
Automobile	83	3	87	2	85	10	85	8
Other revolving credit and installment	163	3	145	2	159	10	139	7
Total consumer	10,467	162	13,746	212	11,745	540	14,170	642
Total impaired loans (excluding PCI)	$13,742	206	17,426	289	15,147	690	17,900	851
Interest income:
Cash basis of accounting		$55		92		190		257
Other (1)		151		197		500		594
Total interest income		$206		289		690		851

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $12.1 billion and $15.5 billion at September 30, 2019, and December 31, 2018, respectively. The majority of the decline in consumer TDRs was due to a reclassification of $1.7 billion in real estate 1-4 family first mortgage TDR loans to MLHFS. We do not consider loan resolutions such as foreclosure or short sale to be a TDR.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2019
Commercial:
Commercial and industrial	$13	9	209	231	39	0.67%	$9
Real estate mortgage	—	4	72	76	—	0.91	4
Real estate construction	—	1	15	16	—	1.00	1
Lease financing	—	—	2	2	—	—	—
Total commercial	13	14	298	325	39	0.75	14
Consumer:
Real estate 1-4 family first mortgage	24	4	199	227	—	2.11	16
Real estate 1-4 family junior lien mortgage	1	8	19	28	—	2.49	9
Credit card	—	94	—	94	—	12.78	94
Automobile	2	3	12	17	7	5.30	3
Other revolving credit and installment	—	14	2	16	—	8.38	14
Trial modifications (6)	—	—	6	6	—	—	—
Total consumer	27	123	238	388	7	10.23	136
Total	$40	137	536	713	46	9.32%	$150
Quarter ended September 30, 2018
Commercial:
Commercial and industrial	$—	3	802	805	3	1.30%	$3
Real estate mortgage	—	20	78	98	—	0.98	20
Real estate construction	—	—	15	15	—	—	—
Lease financing	—	—	22	22	—	—	—
Total commercial	—	23	917	940	3	1.02	23
Consumer:
Real estate 1-4 family first mortgage	58	4	225	287	1	2.27	30
Real estate 1-4 family junior lien mortgage	2	11	31	44	—	2.09	13
Credit card	—	84	—	84	—	12.78	84
Automobile	7	6	17	30	9	5.95	6
Other revolving credit and installment	—	12	4	16	—	8.25	12
Trial modifications (6)	—	—	(20)	(20)	—	—	—
Total consumer	67	117	257	441	10	8.98	145
Total	$67	140	1,174	1,381	13	7.88%	$168

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2019
Commercial:
Commercial and industrial	$13	54	943	1,010	78	0.47%	$54
Real estate mortgage	—	30	240	270	—	0.59	30
Real estate construction	13	1	31	45	—	1.00	1
Lease financing	—	—	2	2	—	—	—
Total commercial	26	85	1,216	1,327	78	0.51	85
Consumer:
Real estate 1-4 family first mortgage	87	9	674	770	1	1.96	54
Real estate 1-4 family junior lien mortgage	4	30	65	99	2	2.38	32
Credit card	—	280	—	280	—	13.11	280
Automobile	6	7	38	51	21	4.84	7
Other revolving credit and installment	—	37	6	43	—	7.92	37
Trial modifications (6)	—	—	11	11	—	—	—
Total consumer	97	363	794	1,254	24	10.19	410
Total	$123	448	2,010	2,581	102	8.52%	$495
Nine months ended September 30, 2018
Commercial:
Commercial and industrial	$3	17	1,739	1,759	23	0.95%	$17
Real estate mortgage	—	37	297	334	—	0.94	37
Real estate construction	—	—	19	19	—	—	—
Lease financing	—	—	61	61	—	—	—
Total commercial	3	54	2,116	2,173	23	0.94	54
Consumer:
Real estate 1-4 family first mortgage	168	22	817	1,007	4	2.31	96
Real estate 1-4 family junior lien mortgage	5	31	89	125	3	1.96	35
Credit card	—	253	—	253	—	12.42	253
Automobile	10	14	42	66	23	6.25	14
Other revolving credit and installment	—	37	8	45	—	8.04	37
Trial modifications (6)	—	—	12	12	—	—	—
Total consumer	183	357	968	1,508	30	8.77	435
Total	$186	411	3,084	3,681	53	7.90%	$489

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $188 million and $545 million for the quarters ended September 30, 2019 and 2018, respectively, and $871 million and $1.4 billion for the first nine months of 2019 and 2018, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in deferring or legally forgiving principal (actual or contingent) of $16 million and $5 million for the quarters ended September 30, 2019 and 2018, and $22 million and $22 million for the first nine months of 2019 and 2018, respectively.

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

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Commercial:
Commercial and industrial	$24	42	72	135
Real estate mortgage	5	35	38	75
Real estate construction	12	—	15	16
Total commercial	41	77	125	226
Consumer:
Real estate 1-4 family first mortgage	8	11	32	44
Real estate 1-4 family junior lien mortgage	2	3	11	10
Credit card	23	20	65	57
Automobile	2	4	9	11
Other revolving credit and installment	2	2	5	4
Total consumer	37	40	122	126
Total	$78	117	247	352

Purchased Credit-Impaired Loans
Table 6.19 presents PCI loans net of any remaining purchase accounting adjustments. Real estate 1-4 family first mortgage PCI loans are predominantly Pick-a-Pay loans.
Table 6.19: PCI Loans

(in millions)	Sep 30, 2019	Dec 31, 2018
Total commercial	$—	4
Consumer:
Real estate 1-4 family first mortgage	593	4,988
Real estate 1-4 family junior lien mortgage	14	17
Total consumer	607	5,005
Total PCI loans (carrying value)	$607	5,009
Total PCI loans (unpaid principal balance)	$1,072	7,348

In the third quarter and first nine months of 2019, we sold $510 million and $4.0 billion of PCI loans, respectively, that resulted in gains of $302 million and $1.6 billion, respectively.

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee.

As a Lessor
Table 7.1 presents the composition of our leasing revenue and Table 7.2 provides the components of our investment in lease financing.

Table 7.1: Leasing Revenue

(in millions)	Quarter ended September 30, 2019	Nine months ended September 30, 2019
Interest income on lease financing	$208	655
Other lease revenues:
Variable revenues on lease financing	23	73
Fixed revenues on operating leases	339	1,069
Variable revenues on operating leases	16	48
Other lease-related revenues (1)	24	79
Lease income	402	1,269
Total leasing revenue	$610	1,924

(1)	Predominantly includes net gains on disposition of assets leased under operating leases or lease financings.

Table 7.2: Investment in Lease Financing

(in millions)	Sep 30, 2019
Lease receivables	$17,921
Residual asset values	4,244
Unearned income	(2,565)
Lease financing	$19,600

Our net investment in financing and sales-type leases includes $2.0 billion of leveraged leases at September 30, 2019.
As shown in Table 9.1, included in Note 9 (Other Assets), we had $8.5 billion in operating lease assets at September 30, 2019, which was net of $3.2 billion of accumulated depreciation. Depreciation expense for the lease assets was $205 million and $653 million in the third quarter and first nine months of 2019, respectively.

Table 7.3 presents future lease payments owed by our lessees.

Table 7.3: Maturities of Lease Receivables

	September 30, 2019
(in millions)	Direct financing and sales- type leases	Operating leases
Remainder of 2019	$1,454	258
2020	5,656	864
2021	4,557	609
2022	2,532	425
2023	1,391	285
Thereafter	2,331	626
Total lease receivables	$17,921	3,067

As a Lessee
Substantially all of our leases are operating leases. Table 7.4 presents balances for our operating leases.

Table 7.4: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2019
ROU assets	$4,856
Lease liabilities	5,383

Table 7.5 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 7.5: Lease Costs

(in millions)	Quarter ended September 30, 2019	Nine months ended September 30, 2019
Fixed lease expense - operating leases	$302	890
Variable lease expense	81	234
Other (1)	(40)	(57)
Total lease costs	$343	1,067

(1)	Predominantly includes sublease rental income and gains recognized from sale leaseback transactions.

Note 7: Leasing Activity (continued)

Tables Table 7.6 and 7.7 provide the future lease payments under operating leases as of December 31, 2018, and September 30, 2019, respectively. Table 7.7 also includes information on the remaining average lease term and discount rate.
Table 7.6: Lease Payments on Operating Leases Prior to Adoption of ASU 2016-02 - Leases

(in millions)	December 31, 2018
2019	$1,174
2020	1,056
2021	880
2022	713
2023	577
Thereafter	1,654
Total	$6,054

Table 7.7: Lease Payments on Operating Leases Subsequent to Adoption of ASU 2016-02 - Leases

(in millions, except for weighted averages)	September 30, 2019
Remainder of 2019	$128
2020	1,155
2021	1,004
2022	854
2023	713
Thereafter	2,251
Total lease payments	6,105
Less: imputed interest	722
Total operating lease liabilities	$5,383
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	3.2%

Our operating leases predominantly expire within the next 15 years, with the longest lease expiring in 2105. We do not include renewal or termination options in the establishment of the lease term when we are not reasonably certain that we will exercise them. As of September 30, 2019, we had additional operating leases commitments of $106 million, predominantly for real estate, which leases had not yet commenced. These leases will commence by 2020 and have lease terms of 1 year to
11 years.

Note 8: Equity Securities
Table 8.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 8.1: Equity Securities

(in millions)	Sep 30, 2019	Dec 31, 2018
Held for trading at fair value:
Marketable equity securities	$24,436	19,449
Not held for trading:
Fair value:
Marketable equity securities (1)	6,639	4,513
Nonmarketable equity securities	7,293	5,594
Total equity securities at fair value	13,932	10,107
Equity method:
Low-income housing tax credit investments	11,068	10,999
Private equity	3,425	3,832
Tax-advantaged renewable energy	3,143	3,073
New market tax credit and other	390	311
Total equity method	18,026	18,215
Other:
Federal Reserve Bank stock and other at cost (2)	5,021	5,643
Private equity (3)	2,469	1,734
Total equity securities not held for trading	39,448	35,699
Total equity securities	$63,884	55,148

(1)	Includes $3.5 billion and $3.2 billion at September 30, 2019, and December 31, 2018, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)	Includes $5.0 billion and $5.6 billion at September 30, 2019, and December 31, 2018, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(3)	Represents nonmarketable equity securities accounted for under the measurement alternative.

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
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In the third quarter and first nine months of 2019, we recognized pre-tax losses of $304 million and $875 million, respectively, related to our LIHTC investments, compared with $283 million and $850 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $362 million and $1.1 billion in the third quarter and first nine months of 2019, respectively, which included tax credits recorded to income taxes of $286 million and $891 million for the same periods, respectively. In the third quarter and first nine months of 2018, total tax benefits were $352 million and $1.1 billion, respectively, which included tax credits of $282 million and $853 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $3.8 billion at September 30, 2019, and $3.6 billion at December 31, 2018. This liability for unfunded commitments is included in long-term debt.

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

Table 8.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$116	103	757	139
Nonmarketable equity securities	1,477	822	3,145	1,525
Total equity securities carried at fair value	1,593	925	3,902	1,664
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(43)	(45)	(110)	(302)
Net unrealized gains related to measurement alternative observable transactions	158	51	489	314
Net realized gains on sale	623	204	1,029	1,101
All other	—	—	—	34
Total nonmarketable equity securities not carried at fair value	738	210	1,408	1,147
Net losses from economic hedge derivatives (1)	(1,375)	(719)	(2,918)	(1,317)
Total net gains from equity securities	$956	416	2,392	1,494

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 8.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 8.2.
Table 8.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$158	68	500	339
Gross unrealized losses due to observable price changes	—	(17)	(11)	(25)
Impairment write-downs	(20)	(6)	(53)	(18)
Realized net gains from sale	36	186	161	277
Total net gains recognized during the period	$174	231	597	573
Table 8.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held as of the balance sheet date.

Table 8.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2019	Dec 31, 2018
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$889	415
Gross unrealized losses due to observable price changes	(36)	(25)
Impairment write-downs	(71)	(33)

Note 9: Other Assets
Table 9.1 presents the components of other assets.
Table 9.1: Other Assets

(in millions)	Sep 30, 2019	Dec 31, 2018
Corporate/bank-owned life insurance	$19,983	19,751
Accounts receivable (1)	40,246	34,281
Interest receivable	5,962	6,084
Customer relationship and other amortized intangibles	451	545
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	59	88
Non-government insured/guaranteed	177	229
Other	201	134
Operating lease assets (lessor)	8,478	9,036
Operating lease ROU assets (lessee) (2)	4,856	—
Due from customers on acceptances	284	258
Other	9,027	9,444
Total other assets	$89,724	79,850

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
Table 10.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings (1)		Total
September 30, 2019
Cash and due from banks	$—	10		—	10
Interest-earning deposits with banks	—	118		—	118
Debt securities (2):
Trading debt securities	1,915	61		201	2,177
Available-for-sale debt securities	1,696	—		—	1,696
Held-to-maturity debt securities	619	—		—	619
Loans	1,406	13,134		84	14,624
Mortgage servicing rights	11,381	—		—	11,381
Derivative assets	178	—		—	178
Equity securities	11,117	100		—	11,217
Other assets	—	214		3	217
Total assets	28,312	13,637		288	42,237
Short-term borrowings	—	—		200	200
Derivative liabilities	1	—	(3)	—	1
Accrued expenses and other liabilities	196	202	(3)	1	399
Long-term debt	3,822	722	(3)	83	4,627
Total liabilities	4,019	924		284	5,227
Noncontrolling interests	—	39		—	39
Net assets	$24,293	12,674		4	36,971
December 31, 2018
Cash and due from banks	$—	139		—	139
Interest-earning deposits with banks	—	8		—	8
Debt securities (2):
Trading debt securities	2,110	45		200	2,355
Available-for-sale debt securities	2,686	—		317	3,003
Held-to-maturity debt securities	510	—		—	510
Loans	1,433	13,564		94	15,091
Mortgage servicing rights	14,761	—		—	14,761
Derivative assets	53	—		—	53
Equity securities	11,041	85		—	11,126
Other assets	—	221		6	227
Total assets	32,594	14,062		617	47,273
Short-term borrowings	—	—		493	493
Derivative liabilities	26	—	(3)	—	26
Accrued expenses and other liabilities	231	191	(3)	8	430
Long-term debt	3,870	816	(3)	93	4,779
Total liabilities	4,127	1,007		594	5,728
Noncontrolling interests	—	34		—	34
Net assets	$28,467	13,021		23	41,511

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

(3)	There were no VIE liabilities with recourse to the general credit of Wells Fargo for the periods presented.

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include securitizations of residential mortgage loans, CRE loans, student loans, automobile loans and leases, certain dealer floorplan loans; investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and CRE securities, tax credit structures, collateralized loan obligations (CLOs) backed by corporate loans, and other types of structured financing. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, entering into liquidity arrangements and derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet in debt and equity securities, loans, MSRs, derivative assets and liabilities, other assets, other liabilities, and long-term debt, as appropriate.
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
Table 10.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
September 30, 2019
Residential mortgage loan securitizations:
Conforming (2)	$1,112,618	2,043	10,469	—	(134)	12,378
Other/nonconforming	7,869	13	47	—	—	60
Commercial mortgage securitizations	157,940	2,109	865	110	(42)	3,042
Collateralized debt obligations:
Debt securities	619	—	—	9	(20)	(11)
Asset-based finance structures	218	117	—	—	—	117
Tax credit structures	37,354	12,356	—	—	(3,822)	8,534
Collateralized loan obligations	132	1	—	—	—	1
Investment funds	210	49	—	—	—	49
Other	1,436	65	—	58	—	123
Total	$1,318,396	16,753	11,381	177	(4,018)	24,293
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,043	10,469	—	960	13,472
Other/nonconforming		13	47	—	—	60
Commercial mortgage securitizations		2,109	865	110	11,884	14,968
Collateralized debt obligations:
Debt securities		—	—	9	20	29
Asset-based finance structures		117	—	—	71	188
Tax credit structures		12,356	—	—	1,252	13,608
Collateralized loan obligations		1	—	—	—	1
Investment funds		49	—	—	—	49
Other		65	—	61	157	283
Total		$16,753	11,381	180	14,344	42,658
(continued on following page)

Note 10: Securitizations and Variable Interest Entities (continued)

(continued from previous page)

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Net assets
December 31, 2018
Residential mortgage loan securitizations:
Conforming (2)	$1,172,833	2,377	13,811	—	(171)	16,017
Other/nonconforming	10,596	453	57	—	—	510
Commercial mortgage securitizations	153,350	2,409	893	(22)	(40)	3,240
Collateralized debt obligations:
Debt securities	659	—	—	5	(20)	(15)
Asset-based finance structures	304	205	—	—	—	205
Tax credit structures	35,185	12,087	—	—	(3,870)	8,217
Collateralized loan obligations	2	—	—	—	—	—
Investment funds	185	42	—	—	—	42
Other	1,688	207	—	44	—	251
Total	$1,374,802	17,780	14,761	27	(4,101)	28,467
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets	Derivatives	Other commitments and guarantees	Total exposure
Residential mortgage loan securitizations:
Conforming		$2,377	13,811	—	1,183	17,371
Other/nonconforming		453	57	—	—	510
Commercial mortgage securitizations		2,409	893	28	11,563	14,893
Collateralized debt obligations:
Debt securities		—	—	5	20	25
Asset-based finance structures		205	—	—	71	276
Tax credit structures		12,087	—	—	1,420	13,507
Collateralized loan obligations		—	—	—	—	—
Investment funds		42	—	—	—	42
Other		207	—	45	158	410
Total		$17,780	14,761	78	14,415	47,034

(1)
Includes total equity interests of $11.1 billion and $11.0 billion at September 30, 2019, and December 31, 2018, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Excludes assets and related liabilities with a recorded carrying value on our balance sheet of $578 million and $1.2 billion at September 30, 2019, and December 31, 2018, respectively, for certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. The recorded carrying value represents the amount that would be payable if the Company was to exercise the repurchase option. The carrying amounts are excluded from the table because the loans eligible for repurchase do not represent interests in the VIEs.

In Table 10.2, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities is determined as the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this disclosure is not an indication of expected loss.
For complete descriptions of our types of transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 9 (Securitizations and Variable Interest Entities) in our 2018 Form 10-K.

INVESTMENT FUNDS We voluntarily waived a portion of our management fees for certain money market funds that are exempt from the consolidation analysis to ensure the funds maintained a minimum level of daily net investment income. The amount of fees waived in the third quarter and first nine months of 2019 was $10 million and $30 million, respectively, compared with $10 million and $35 million, respectively, in the same periods of 2018.

TRUST PREFERRED SECURITIES  VIEs that we wholly own issue debt securities or preferred equity to third party investors. All of the proceeds of the issuance are invested in debt securities or preferred equity that we issue to the VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the sole assets of the VIEs are receivables from us, even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs and may have the right to redeem the third party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $2.2 billion and $2.0 billion at September 30, 2019, and December 31, 2018, respectively, and the preferred equity securities issued to the VIEs as preferred stock with a carrying value of $2.5 billion at both dates. These VIEs are not included in the preceding table.

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
Table 10.3: Cash Flows From Sales and Securitization Activity

	Mortgage loans
(in millions)	2019	2018
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$52,274	53,792
Fees from servicing rights retained	793	812
Cash flows from other interests held (1)	131	221
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1,369	2
Agency securitizations (3)	26	17
Servicing advances, net of repayments	(73)	(24)
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$128,478	156,369
Fees from servicing rights retained	2,359	2,487
Cash flows from other interests held (1)	375	574
Repurchases of assets/loss reimbursements (2):
Non-agency securitizations and whole loan transactions	1,370	4
Agency securitizations (3)	70	69
Servicing advances, net of repayments	(166)	(67)

(1)	Cash flows from other interests held predominantly include principal and interest payments received on retained bonds and excess cash flows received on interest-only strips.

(2)
Consists of cash paid to repurchase loans from investors, which may include the exercise of cleanup calls on securitizations, and cash paid to investors to reimburse them for losses on individual loans that are already liquidated.

(3)
Represent loans repurchased from GNMA, FNMA, and FHLMC under representation and warranty provisions included in our loan sales contracts. Third quarter and first nine months of 2019 exclude $1.4 billion and $4.6 billion, respectively, in delinquent insured/guaranteed loans that we service and have exercised our option to purchase out of GNMA pools, compared with $1.5 billion and $6.2 billion, respectively, in the same periods of 2018. These loans are predominantly insured by the FHA or guaranteed by the VA.

In the third quarter and first nine months of 2019, we recognized net gains of $98 million and $278 million, respectively, predominantly from transfers of commercial and residential mortgage loans accounted for as sales , in which we have continuing involvement with the transferred assets, compared with $51 million and $163 million, respectively, in the same periods of 2018. Net gains recognized in the third quarter and first nine months of 2018 were revised from the amounts previously reported to exclude transfers for which we do not have continuing involvement. These net gains predominantly relate to sales of loans that were not measured at fair value on a recurring basis (for example, lower of cost or fair value (LOCOM)).
Sales with continuing involvement during the third quarter and first nine months of 2019 and 2018 included securitizations of residential mortgages that are sold to the government-sponsored entities (GSEs), such as FNMA and FHLMC, and GNMA (conforming residential mortgage securitizations). Substantially all of these transfers did not result in a gain or loss because the loans were already measured at fair value on a recurring basis. During the third quarter and first nine months of 2019, we transferred $48.4 billion and $119.2 billion, respectively, in fair value of residential mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $49.6 billion and $144.6 billion, respectively, in the same periods of 2018. In connection with all of these transfers, in the first nine months of 2019, we recorded a $1.2 billion servicing asset, measured at fair value using a Level 3 measurement technique, securities of $7.7 billion, classified as Level 2, and a $13 million liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred, initially measured at fair value. In the first nine months of 2018, we recorded a $1.5 billion servicing asset, securities of $2.6 billion, and a $12 million liability for repurchase losses.
Table 10.4 presents the key weighted-average assumptions we used to measure residential mortgage servicing rights at the date of securitization.

Table 10.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2019	2018
Quarter ended September 30,
Prepayment speed (1)	13.2%	11.2
Discount rate	7.4	7.6
Cost to service ($ per loan) (2)	$101	128
Nine months ended September 30,
Prepayment speed (1)	13.3%	10.5
Discount rate	7.6	7.4
Cost to service ($ per loan) (2)	$106	130

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
During the third quarter and first nine months of 2019, we transferred $4.4 billion and $10.5 billion, respectively, in carrying value of commercial mortgages to unconsolidated VIEs and third-party investors and recorded the transfers as sales, compared with $4.1 billion and $11.6 billion, respectively, in the same periods of 2018. These transfers resulted in gains of $72 million and $193 million in the third quarter and first nine months of 2019, respectively, because the loans were carried at LOCOM,

Note 10: Securitizations and Variable Interest Entities (continued)

compared with gains of $67 million and $196 million in the same periods of 2018. In connection with these transfers, in the first nine months of 2019, we recorded a servicing asset of $92 million, initially measured at fair value using a Level 3 measurement technique, and no securities. In the first nine months of 2018, we recorded a servicing asset of $106 million and securities of $47 million.

Retained Interests from Unconsolidated VIEs
Table 10.5 provides key economic assumptions and the sensitivity of the current fair value of residential mortgage servicing rights and other interests held related to unconsolidated VIEs to immediate adverse changes in those assumptions. “Other interests held” relate to residential and commercial mortgage loan securitizations. Residential mortgage-backed securities retained in securitizations issued through GSEs, such as FNMA and FHLMC, and GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE guarantee. These securities also have economic characteristics similar to GSE mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.
Table 10.5: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights (1)	Interest-only strips	Commercial
($ in millions, except cost to service amounts)			Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2019	$11,072	7	752	304
Expected weighted-average life (in years)	5.2	3.4	7.2	5.0
Key economic assumptions:
Prepayment speed assumption (2)	12.4%	18.0
Decrease in fair value from:
10% adverse change	$521	—
25% adverse change	1,222	1
Discount rate assumption	6.9%	14.1	4.0	2.7
Decrease in fair value from:
100 basis point increase	$437	—	44	13
200 basis point increase	838	—	84	25
Cost to service assumption ($ per loan)	102
Decrease in fair value from:
10% adverse change	269
25% adverse change	672
Credit loss assumption			3.8%	—
Decrease in fair value from:
10% higher losses			$2	—
25% higher losses			5	—
Fair value of interests held at December 31, 2018	$14,649	16	668	309
Expected weighted-average life (in years)	6.5	3.6	7.0	5.7
Key economic assumptions:
Prepayment speed assumption (2)	9.9%	17.7
Decrease in fair value from:
10% adverse change	$530	1
25% adverse change	1,301	1
Discount rate assumption	8.1%	14.5	4.3	3.7
Decrease in fair value from:
100 basis point increase	$615	—	37	14
200 basis point increase	1,176	1	72	28
Cost to service assumption ($ per loan)	106
Decrease in fair value from:
10% adverse change	316
25% adverse change	787
Credit loss assumption			5.1%	—
Decrease in fair value from:
10% higher losses			$2	—
25% higher losses			5	—

(1)
Residential mortgage servicing rights include purchased servicing assets as well as servicing assets resulting from the transfer of loans. See narrative following this table for a discussion of commercial mortgage servicing rights.

(2)
The prepayment speed assumption for residential mortgage servicing rights includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

In addition to residential MSRs included in the previous table, we have a small portfolio of commercial MSRs with a fair value of $1.8 billion and $2.3 billion at September 30, 2019, and December 31, 2018, respectively. The nature of our commercial MSRs, which are carried at LOCOM, is different from our residential MSRs. Prepayment activity on serviced loans does not significantly impact the value of commercial MSRs because, unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions, impacting the borrower’s ability to prepay the mortgage. Similarly, prepayment speed assumptions do not significantly impact the value of the commercial mortgage securitization bonds. Additionally, for our commercial MSR portfolio, we are typically master/primary servicer, but not the special servicer, who is separately responsible for the servicing and workout of delinquent and foreclosed loans. It is the special servicer, similar to our role as servicer of residential mortgage loans, who is affected by higher servicing and foreclosure costs due to an increase in delinquent and foreclosed loans. Accordingly, prepayment speeds and costs to service are not key assumptions for commercial MSRs as they do not significantly impact the valuation. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2019, and December 31, 2018, results in a decrease in fair value of $200 million and $320 million, respectively. See Note 11 (Mortgage Banking Activities) for further information on our commercial MSRs.
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
Table 10.6: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (3)
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended Sep 30,
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	2019	2018
Commercial:
Real estate mortgage	$108,091	105,173	904	1,008	109	244
Total commercial	108,091	105,173	904	1,008	109	244
Consumer:
Real estate 1-4 family first mortgage	1,025,168	1,097,128	6,845	8,947	180	368
Real estate 1-4 family junior lien mortgage	14	—	1	—	—	—
Total consumer	1,025,182	1,097,128	6,846	8,947	180	368
Total off-balance sheet sold or securitized loans (2)	$1,133,273	1,202,301	7,750	9,955	289	612

(1)	Includes $547 million and $675 million of commercial foreclosed assets and $398 million and $582 million of consumer foreclosed assets at September 30, 2019, and December 31, 2018, respectively.

(2)
At September 30, 2019, and December 31, 2018, the table includes total loans of $1.1 trillion at both dates, delinquent loans of $5.2 billion and $6.4 billion, and foreclosed assets of $280 million and $442 million, respectively, for FNMA, FHLMC and GNMA.

(3)	Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

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
Table 10.7: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2019
Secured borrowings:
Municipal tender option bond securitizations	$200	204	(201)	—	3
Residential mortgage securitizations	84	84	(83)	—	1
Total secured borrowings	284	288	(284)	—	4
Consolidated VIEs:
Commercial and industrial loans and leases	7,426	7,411	(496)	(15)	6,900
Nonconforming residential mortgage loan securitizations	1,385	1,210	(425)	—	785
Commercial real estate loans	4,841	4,841	—	—	4,841
Investment funds	170	170	(2)	(20)	148
Other	5	5	(1)	(4)	—
Total consolidated VIEs	13,827	13,637	(924)	(39)	12,674
Total secured borrowings and consolidated VIEs	$14,111	13,925	(1,208)	(39)	12,678
December 31, 2018
Secured borrowings:
Municipal tender option bond securitizations	$627	523	(501)	—	22
Residential mortgage securitizations	95	94	(93)	—	1
Total secured borrowings	722	617	(594)	—	23
Consolidated VIEs:
Commercial and industrial loans and leases	8,215	8,204	(477)	(14)	7,713
Nonconforming residential mortgage loan securitizations	1,947	1,732	(521)	—	1,211
Commercial real estate loans	3,957	3,957	—	—	3,957
Investment funds	155	155	(5)	(15)	135
Other	14	14	(4)	(5)	5
Total consolidated VIEs	14,288	14,062	(1,007)	(34)	13,021
Total secured borrowings and consolidated VIEs	$15,010	14,679	(1,601)	(34)	13,044
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
Table 11.1: Analysis of Changes in Fair Value MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Fair value, beginning of period	$12,096	15,411	14,649	13,625
Servicing from securitizations or asset transfers (1)	538	502	1,279	1,561
Sales and other (2)	(4)	(2)	(286)	(7)
Net additions	534	500	993	1,554
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(718)	582	(2,811)	2,211
Servicing and foreclosure costs (4)	13	(9)	3	55
Discount rates (5)	188	(9)	179	(9)
Prepayment estimates and other (6)	(445)	(33)	(302)	(51)
Net changes in valuation model inputs or assumptions	(962)	531	(2,931)	2,206
Changes due to collection/realization of expected cash flows over time	(596)	(462)	(1,639)	(1,405)
Total changes in fair value	(1,558)	69	(4,570)	801
Fair value, end of period	$11,072	15,980	11,072	15,980

(1)
Includes impacts associated with exercising cleanup calls on securitizations as well as our right to repurchase delinquent loans from GNMA loan securitization pools. Total reported MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.

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

(6)
Represents changes driven by updates to valuation model inputs or assumptions including prepayment speed estimation changes and other assumption updates. Prepayment speed estimation changes are influenced by observed changes in borrower behavior and other external factors that occur independent of interest rate changes.

Table 11.2 presents the changes in amortized MSRs.

Table 11.2: Analysis of Changes in Amortized MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$1,407	1,407	1,443	1,424
Purchases	25	42	65	82
Servicing from securitizations or asset transfers	33	33	92	106
Amortization	(68)	(68)	(203)	(198)
Balance, end of period (1)	$1,397	1,414	1,397	1,414
Fair value of amortized MSRs:
Beginning of period	$1,897	2,309	2,288	2,025
End of period	1,813	2,389	1,813	2,389

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

Table 11.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2019	Dec 31, 2018
Residential mortgage servicing:
Serviced for others	$1,083	1,164
Owned loans serviced (1)	346	334
Subserviced for others	3	4
Total residential servicing	1,432	1,502
Commercial mortgage servicing:
Serviced for others	551	543
Owned loans serviced	122	121
Subserviced for others	9	9
Total commercial servicing	682	673
Total managed servicing portfolio	$2,114	2,175
Total serviced for others	$1,634	1,707
Ratio of MSRs to related loans serviced for others	0.76%	0.94

(1)	Excludes loans serviced by third parties.
Table 11.4 presents the components of mortgage banking noninterest income.
Table 11.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2019	2018	2019	2018
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$854	880	2,540	2,697
Late charges		34	40	97	126
Ancillary fees		36	49	112	136
Unreimbursed direct servicing costs (1)		(118)	(79)	(272)	(258)
Net servicing fees		806	890	2,477	2,701
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(962)	531	(2,931)	2,206
Changes due to collection/realization of expected cash flows over time		(596)	(462)	(1,639)	(1,405)
Total changes in fair value of MSRs carried at fair value		(1,558)	69	(4,570)	801
Amortization		(68)	(68)	(203)	(198)
Net derivative gains (losses) from economic hedges (3)	(B)	678	(501)	2,795	(2,040)
Total servicing income, net		(142)	390	499	1,264
Net gains on mortgage loan origination/sales activities (4)		608	456	1,433	1,286
Total mortgage banking noninterest income		$466	846	1,932	2,550
Market-related valuation changes to MSRs, net of hedge results (2)(3)	(A)+(B)	$(284)	30	(136)	166

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 11.1 in this Note for more detail.

(3)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 15 (Derivatives) for additional discussion and detail.

(4)
Includes net gains (losses) of $58 million and $(376) million in the third quarter and first nine months of 2019, respectively, and $167 million and $926 million in the third quarter and first nine months of 2018, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Note 12: Intangible Assets
Table 12.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 12.1: Intangible Assets

	September 30, 2019			December 31, 2018
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,318	(2,921)	1,397	4,161	(2,718)	1,443
Core deposit intangibles	—	—	—	12,834	(12,834)	—
Customer relationship and other intangibles	3,937	(3,486)	451	3,994	(3,449)	545
Total amortized intangible assets	$8,255	(6,407)	1,848	20,989	(19,001)	1,988
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$11,072			14,649
Goodwill	26,388			26,418
Trademark	14			14

(1)	Balances are excluded commencing in the period following full amortization.

(2)	See Note 11 (Mortgage Banking Activities) for additional information on MSRs.

Table 12.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2019. Future amortization expense may vary from these projections.
Table 12.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Nine months ended September 30, 2019 (actual)	$203	87	290
Estimate for the remainder of 2019	$67	27	94
Estimate for year ended December 31,
2020	251	95	346
2021	216	81	297
2022	193	68	261
2023	165	59	224
2024	141	48	189

Table 12.3 shows the allocation of goodwill to our reportable operating segments. We assess goodwill for impairment at a reporting unit level, which is one level below the operating segments.
Table 12.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2017	$16,849	8,455	1,283	26,587
Reclassification of goodwill held for sale to other assets	(155)	—	—	(155)
Reduction in goodwill related to divested businesses and other	(6)	(1)	—	(7)
September 30, 2018 (1)	$16,688	8,454	1,283	26,425
December 31, 2018	$16,685	8,450	1,283	26,418
Reclassification of goodwill held for sale to other assets	—	(25)	—	(25)
Reduction in goodwill related to divested businesses and other	—	—	(7)	(7)
Foreign currency translation	—	2	—	2
September 30, 2019 (1)	$16,685	8,427	1,276	26,388

(1)
At September 30, 2018, others assets included goodwill classified as held-for-sale of $12 million related to the branch divestitures, which closed in November 2018. At September 30, 2019, other assets included goodwill classified as held-for-sale of $25 million related to the sale of our Eastdil business, which closed in October 2019.

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

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

Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
September 30, 2019
Standby letters of credit (1)	$35	13,734	7,631	3,758	471	25,594	7,960
Securities lending and other indemnifications (2)	—	—	2	—	758	760	2
Written put options (3)	(259)	14,081	10,600	2,008	373	27,062	16,953
Loans and MLHFS sold with recourse (4)	52	109	626	1,263	10,329	12,327	9,145
Factoring guarantees (5)	—	715	—	—	—	715	681
Other guarantees	1	—	—	3	4,805	4,808	1
Total guarantees	$(171)	28,639	18,859	7,032	16,736	71,266	34,742
December 31, 2018
Standby letters of credit (1)	$40	14,636	7,897	3,398	497	26,428	8,027
Securities lending and other indemnifications (2)	—	—	1	—	1,044	1,045	1
Written put options (3)	(185)	17,243	10,502	3,066	400	31,211	21,732
Loans and MLHFS sold with recourse (4)	54	104	653	1,207	10,163	12,127	9,079
Factoring guarantees (5)	—	889	—	—	—	889	751
Other guarantees	1	—	—	3	2,959	2,962	1
Total guarantees	$(90)	32,872	19,053	7,674	15,063	74,662	39,591

(1)	Total maximum exposure to loss includes direct pay letters of credit (DPLCs) of $6.5 billion and $7.5 billion at September 30, 2019, and December 31, 2018, respectively.

(2)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $81 million and $70 million with related collateral of $678 million and $974 million at September 30, 2019, and December 31, 2018, respectively.

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

Pledged Assets
As part of our liquidity management strategy, we pledge various assets to secure trust and public deposits, borrowings and letters of credit from the Federal Home Loan Bank (FHLB) and FRB, securities sold under agreements to repurchase (repurchase agreements), securities lending arrangements, and for other purposes as required or permitted by law or insurance statutory requirements. The types of collateral we pledge include securities issued by federal agencies, GSEs, domestic and foreign companies and various commercial and consumer loans. Table 13.2 provides the total carrying amount of pledged assets by asset type and the fair value of pledged off-balance sheet securities for securities financings. The table excludes pledged consolidated VIE assets of $13.6 billion and $14.1 billion at September 30, 2019, and December 31, 2018, respectively, which can only be used to settle the liabilities of those entities. The table also excludes $288 million and $617 million in assets pledged in transactions with VIE’s accounted for as secured borrowings at September 30, 2019, and December 31, 2018, respectively. See Note 10 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and secured borrowings.
Table 13.2: Pledged Assets

(in millions)	Sep 30, 2019	Dec 31, 2018
Related to trading activities:
Debt securities	$113,861	96,616
Equity securities	9,634	9,695
Total pledged assets related to trading activities (1)	123,495	106,311
Related to non-trading activities:
Debt securities and other (2)	55,979	62,438
Mortgage loans held for sale and loans (3)	425,280	453,894
Total pledged assets related to non-trading activities	481,259	516,332
Total pledged assets	$604,754	622,643

(1)
Consists of assets of $51.6 billion and $45.5 billion at September 30, 2019, and December 31, 2018, respectively and off-balance sheet securities of $71.9 billion and $60.8 billion as of the same dates, respectively, that are pledged as collateral for repurchase agreements and other securities financings. Of these amounts, $123.5 billion and $106.2 billion at September 30, 2019, and December 31, 2018, respectively, are pledged as collateral under agreements that permit the secured parties to sell or repledge the collateral.

(2)
Includes assets with a carrying value of $3.6 billion and $4.2 billion (fair value of $3.6 billion and $4.1 billion) at September 30, 2019, and December 31, 2018, respectively, which are pledged as collateral under repurchase agreements that do not permit the secured parties to sell or repledge the collateral. Also includes assets of$39 million and $68 million at September 30, 2019, and December 31, 2018, respectively, that are pledged as collateral under repurchase agreements that permit the secured parties to sell or repledge the collateral. Substantially all other assets are pledged as collateral pursuant to agreements that do not permit the secured party to sell or repledge the collateral.

(3)
Includes mortgage loans held for sale of $12.0 billion and $7.4 billion at September 30, 2019, and December 31, 2018, respectively. Substantially all of the mortgage loans held for sale and loans are pledged as collateral under agreements that do not permit the secured parties to sell or repledge the collateral. Amounts exclude $578 million and $1.2 billion at September 30, 2019, and December 31, 2018, respectively, of pledged loans recorded on our balance sheet representing certain delinquent loans that are eligible for repurchase from GNMA loan securitizations.

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

OFFSETTING OF SECURITIES FINANCING ACTIVITIES Table 13.3 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). We account for transactions subject to these agreements as collateralized financings, and those with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Substantially all transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.

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

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

In addition to the amounts included in Table 13.3, we also have balance sheet netting related to derivatives that is disclosed in Note 15 (Derivatives).
Table 13.3: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2019	Dec 31, 2018
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$135,178	112,662
Gross amounts offset in consolidated balance sheet (1)	(12,527)	(15,258)
Net amounts in consolidated balance sheet (2)	122,651	97,404
Collateral not recognized in consolidated balance sheet (3)	(121,864)	(96,734)
Net amount (4)	$787	670
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$121,758	106,248
Gross amounts offset in consolidated balance sheet (1)	(12,527)	(15,258)
Net amounts in consolidated balance sheet (6)	109,231	90,990
Collateral pledged but not netted in consolidated balance sheet (7)	(108,981)	(90,798)
Net amount (8)	$250	192

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
Includes $103.0 billion and $80.1 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2019, and December 31, 2018, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $19.7 billion and $17.3 billion, at September 30, 2019, and December 31, 2018, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. At September 30, 2019, and December 31, 2018, we have received total collateral with a fair value of $145.9 billion and $123.1 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $73.4 billion at September 30, 2019, and $60.8 billion at December 31, 2018.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty. At September 30, 2019, and December 31, 2018, we have pledged total collateral with a fair value of $124.5 billion and $108.8 billion, respectively, of which, the counterparty does not have the right to sell or repledge $3.6 billion as of September 30, 2019, and $4.4 billion as of December 31, 2018.

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

Table 13.4: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2019	Dec 31, 2018
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$42,632	38,408
Securities of U.S. States and political subdivisions	22	159
Federal agency mortgage-backed securities	56,007	47,241
Non-agency mortgage-backed securities	1,794	1,875
Corporate debt securities	8,347	6,191
Asset-backed securities	2,384	2,074
Equity securities	2,038	992
Other	805	340
Total repurchases	114,029	97,280
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	127	222
Federal agency mortgage-backed securities	—	2
Corporate debt securities	273	389
Equity securities (1)	7,322	8,349
Other	7	6
Total securities lending	7,729	8,968
Total repurchases and securities lending	$121,758	106,248

(1)
Equity securities are generally exchange traded and either re-hypothecated under margin lending agreements or obtained through contemporaneous securities borrowing transactions with other counterparties.

Table 13.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 13.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2019
Repurchase agreements	$101,997	4,042	3,836	4,154	114,029
Securities lending arrangements	7,583	—	146	—	7,729
Total repurchases and securities lending (1)	$109,580	4,042	3,982	4,154	121,758
December 31, 2018
Repurchase agreements	$86,574	3,244	2,153	5,309	97,280
Securities lending arrangements	8,669	—	299	—	8,968
Total repurchases and securities lending (1)	$95,243	3,244	2,452	5,309	106,248

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of September 30, 2019, and December 31, 2018, we had commitments to purchase debt securities of $193 million and $335 million, respectively, and commitments to purchase equity securities of $2.4 billion and $2.5 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Other guarantees in Table 13.1.

Also, we have commitments to purchase securities under resale agreements from central clearing organizations. We do not have any outstanding amounts funded, and the amount of our unfunded contractual commitments was $4.3 billion and $9.8 billion as of September 30, 2019, and December 31, 2018, respectively. Given the nature of these commitments, they are excluded from Table 6.4 (Unfunded Credit Commitments) in Note 6 (Loans and Allowance for Credit Losses).
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These guaranteed liabilities were $895 million and $5 million at September 30, 2019 and December 31, 2018, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

Note 14: Legal Actions (continued)

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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and, as discussed below, certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement in principle to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $424 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court granted preliminary approval of the settlement on August 5, 2019, and held a final approval hearing on October 28, 2019. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. Former team members have also alleged retaliation for raising concerns regarding automobile lending practices. In addition, the Company has identified certain issues related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender, which will require remediation to customers in certain states. The Company is subject to a class action lawsuit in the United States District Court for the Central District of California alleging that customers are entitled to refunds in all states. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but plaintiffs filed an amended complaint in November 2018. The parties to the state court action have entered into an agreement to resolve the action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The court granted preliminary approval of the settlement on July 12, 2019, and scheduled a final approval hearing for November 13, 2019. These and other issues related to the origination, servicing, and collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
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

MOBILE DEPOSIT PATENT LITIGATION  The Company is a defendant in two separate cases brought by United Services Automobile Association (USAA) in the United States District Court for the Eastern District of Texas alleging claims of patent infringement regarding mobile deposit capture technology patents held by USAA. Trial in the first case commenced on October 30, 2019, and trial in the second case is scheduled for January 2020.
MORTGAGE INTEREST RATE LOCK MATTERS On April 20, 2018, the Company entered into consent orders with the OCC and CFPB to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile CPI policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. The Company was named in a putative class action, filed in the United States District Court for the Northern District of California, alleging violations of federal and state consumer fraud statutes relating to mortgage rate lock extension fees. The Company filed a motion to dismiss and the court granted the motion. Subsequently, a putative class action was filed in the United States District Court for the District of Oregon, raising similar allegations. The Company filed a motion to dismiss this action and the court granted the motion. In addition, former team members have asserted claims, including in pending litigation, that they were terminated for raising concerns regarding mortgage interest rate lock extension practices. Allegations related to mortgage interest rate lock extension fees are also among the subjects of two shareholder derivative lawsuits consolidated in California state court. The parties have entered into an agreement to resolve the state court action pursuant to

Note 14: Legal Actions (continued)

which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The court granted preliminary approval of the settlement on July 12, 2019, and scheduled a final approval hearing for November 13, 2019. This matter has also subjected the Company to formal or informal inquiries, investigations, or examinations from other federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
MORTGAGE LOAN MODIFICATION LITIGATION Plaintiffs representing a putative class of mortgage borrowers have filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., and Ryder v. Wells Fargo, against Wells Fargo Bank, N.A. in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, and the United States District Court for the Southern District of Ohio, respectively. Plaintiffs allege that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan.
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
ORDER OF POSTING LITIGATION  Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low”

order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (MDL proceedings) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration in October 2016, and Wells Fargo appealed this decision to the United States Court of Appeals for the Eleventh Circuit. In May 2018, the Eleventh Circuit ruled in Wells Fargo’s favor and found that Wells Fargo had not waived its arbitration rights and remanded the case to the district court for further proceedings. Plaintiffs filed a petition for rehearing to the Eleventh Circuit, which was denied in August 2018. Plaintiffs petitioned for certiorari from the United States Supreme Court, and that petition was denied in January 2019. On September 26, 2019, the district court entered an order granting Wells Fargo's motion and dismissed the claims of unnamed class members in favor of arbitration.
RETAIL SALES PRACTICES MATTERS Federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission (SEC), and the United States Department of Labor; and state attorneys general, including the New York Attorney General, as well as Congressional committees, have undertaken formal or informal inquiries, investigations or examinations arising out of certain retail sales practices of the Company that were the subject of settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing. In October 2018, the Company entered into an agreement to resolve the New York Attorney General’s investigation pursuant to which the Company paid $65 million to the State of New York. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million. The Company continues to engage in resolution discussions with the Department of Justice and the SEC, although there can be no assurance as to the outcome of these discussions.
In addition, a number of lawsuits have also been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs purporting to represent consumers who allege that they received products or services without their authorization or consent have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., pursuant to which the Company will pay $142 million to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. The district court issued an order granting final approval of the settlement on June 14, 2018. Several appeals of the district court’s order granting final approval of the settlement have been filed with the United States Court of Appeals for the Ninth Circuit. Second, Wells Fargo shareholders brought a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company entered into a settlement agreement to resolve this matter pursuant to which the Company paid $480 million. The district court issued an order granting final approval of the settlement on December 20, 2018. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims, among others, against current and former directors and officers for their alleged involvement with and failure to detect and prevent sales practices issues. These actions are currently pending in the United States District Court for the Northern District of California and California state court as coordinated proceedings. An additional lawsuit asserting similar claims pending in Delaware state court has been stayed. The parties have entered into settlement agreements to resolve the shareholder derivative lawsuits pursuant to which insurance carriers will pay the Company approximately $240 million for alleged damage to the Company, and the Company will pay plaintiffs’ attorneys’ fees. Preliminary approval of the settlements has been granted, and the federal court held a final approval hearing on August 1, 2019, and the state court scheduled a final approval hearing for November 13, 2019. Fourth, multiple employment litigation matters have been brought against Wells Fargo, including an Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants that has been dismissed and is now on appeal; a class action in the United States District Court for the Northern District of California on behalf of team members who allege that they protested sales practice misconduct and/or were terminated for not meeting sales goals that has now been dismissed, and we have entered into a framework with plaintiffs’ counsel to address individual claims that have been asserted; various wage and hour class actions brought in federal and state court in California and Pennsylvania (which have been settled), and in New Jersey on behalf of non-exempt branch based team members alleging that sales pressure resulted in uncompensated overtime; and multiple single plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (Institutional Investor Plaintiffs), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (Federal Court Complaint). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleged that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs sought money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed additional complaints alleging similar claims against Wells Fargo Bank, N.A. in the Southern District of New York (Related Federal Cases). In January 2016, the Southern District of New York entered an order in connection with the Federal Court

Complaint dismissing claims related to certain of the trusts at issue (Dismissed Trusts). The Company’s subsequent motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint (Third-Party Claims).
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $3.6 billion as of September 30, 2019. The outcomes of legal actions are unpredictable and subject to

Note 14: Legal Actions (continued)

significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 15.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2019			December 31, 2018
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$182,909	2,922	1,460	177,511	2,237	636
Foreign exchange contracts (1)	32,408	305	1,662	34,176	573	1,376
Total derivatives designated as qualifying hedging instruments		3,227	3,122		2,810	2,012
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts (2)	303,430	355	379	173,215	849	369
Equity contracts	17,790	1,575	79	13,920	1,362	79
Foreign exchange contracts	18,305	386	58	19,521	225	80
Credit contracts – protection purchased	900	29	—	100	27	—
Subtotal		2,345	516		2,463	528
Customer accommodation trading and other derivatives:
Interest rate contracts	11,588,606	26,956	22,627	9,162,821	15,349	15,303
Commodity contracts	80,927	1,338	2,589	66,173	1,588	2,336
Equity contracts	255,258	6,003	8,085	217,890	6,183	5,931
Foreign exchange contracts	354,182	5,626	5,962	364,982	5,916	5,657
Credit contracts – protection sold	12,347	12	69	11,741	76	182
Credit contracts – protection purchased	23,494	81	16	20,880	175	98
Subtotal		40,016	39,348		29,287	29,507
Total derivatives not designated as hedging instruments		42,361	39,864		31,750	30,035
Total derivatives before netting		45,588	42,986		34,560	32,047
Netting (3)		(30,908)	(33,038)		(23,790)	(23,548)
Total		$14,680	9,948		10,770	8,499

(1)
The notional amount for foreign exchange contracts at September 30, 2019, and December 31, 2018, excludes $10.1 billion and $11.2 billion, respectively, for certain derivatives that are combined for designation as a hedge on a single instrument.

(2)	Includes economic hedge derivatives used to hedge the risk of changes in the fair value of residential MSRs, MLHFS, loans, derivative loan commitments and other interests held.

(3)	Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Table 15.2 for further information.

Note 15: Derivatives (continued)

Table 15.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $40.3 billion and $39.4 billion of gross derivative assets and liabilities, respectively, at September 30, 2019, and $30.9 billion and $28.4 billion, respectively, at December 31, 2018, with counterparties subject to enforceable master netting arrangements that are carried on the balance sheet net of offsetting amounts. The remaining gross derivative assets and liabilities of $5.3 billion and $3.6 billion, respectively, at September 30, 2019, and $3.7 billion and $3.6 billion, respectively, at December 31, 2018, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties.
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

Table 15.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting) (2)	Net amounts	Percent exchanged in over-the-counter market (3)
September 30, 2019
Derivative assets
Interest rate contracts	$30,233	(19,854)	10,379	(456)	9,923	97%
Commodity contracts	1,338	(875)	463	(1)	462	68
Equity contracts	7,578	(5,178)	2,400	(43)	2,357	69
Foreign exchange contracts	6,317	(4,926)	1,391	(16)	1,375	100
Credit contracts – protection sold	12	(9)	3	—	3	88
Credit contracts – protection purchased	110	(66)	44	(1)	43	97
Total derivative assets	$45,588	(30,908)	14,680	(517)	14,163
Derivative liabilities
Interest rate contracts	$24,466	(21,637)	2,829	(905)	1,924	96%
Commodity contracts	2,589	(680)	1,909	(3)	1,906	87
Equity contracts	8,164	(5,096)	3,068	(274)	2,794	79
Foreign exchange contracts	7,682	(5,554)	2,128	(171)	1,957	100
Credit contracts – protection sold	69	(64)	5	(2)	3	98
Credit contracts – protection purchased	16	(7)	9	—	9	97
Total derivative liabilities	$42,986	(33,038)	9,948	(1,355)	8,593
December 31, 2018
Derivative assets
Interest rate contracts	$18,435	(12,029)	6,406	(80)	6,326	90%
Commodity contracts	1,588	(849)	739	(4)	735	57
Equity contracts	7,545	(5,318)	2,227	(755)	1,472	78
Foreign exchange contracts	6,714	(5,355)	1,359	(35)	1,324	100
Credit contracts – protection sold	76	(73)	3	—	3	12
Credit contracts – protection purchased	202	(166)	36	(1)	35	78
Total derivative assets	$34,560	(23,790)	10,770	(875)	9,895
Derivative liabilities
Interest rate contracts	$16,308	(13,152)	3,156	(567)	2,589	92%
Commodity contracts	2,336	(727)	1,609	(8)	1,601	85
Equity contracts	6,010	(3,877)	2,133	(110)	2,023	75
Foreign exchange contracts	7,113	(5,522)	1,591	(188)	1,403	100
Credit contracts – protection sold	182	(180)	2	(2)	—	67
Credit contracts – protection purchased	98	(90)	8	—	8	11
Total derivative liabilities	$32,047	(23,548)	8,499	(875)	7,624

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments were $336 million and $353 million related to derivative assets and $111 million and $152 million related to derivative liabilities at September 30, 2019, and December 31, 2018, respectively. Cash collateral totaled $4.3 billion and $6.7 billion, netted against derivative assets and liabilities, respectively, at September 30, 2019, and $3.7 billion and $3.6 billion, respectively, at December 31, 2018.

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
We estimate $235 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2019, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of September 30, 2019, we are hedging the variability of future cash flows for a maximum of 11 years. For more information on our

Note 15: Derivatives (continued)

accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 16 (Derivatives) in our 2018 Form 10-K.

Table 15.3 shows the net gains (losses) related to derivatives in fair value and cash flow hedging relationships.
Table 15.3: Gains (Losses) Recognized in Consolidated Statement of Income on Fair Value and Cash Flow Hedging Relationships

	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended September 30, 2019
Total amounts presented in the consolidated statement of income	$3,666	10,982	232	(2,324)	(1,780)	1,528	12,304

Gains (losses) on fair value hedging relationships
Interest contracts
Amounts related to interest settlements on derivatives (1)	(1)	—	1	26	53	—	79
Recognized on derivatives	(628)	—	(3)	30	2,880	—	2,279
Recognized on hedged items	631	—	1	(30)	(2,809)	—	(2,207)
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	9	—	—	—	(115)	—	(106)
Recognized on derivatives (3)	(2)	—	—	—	86	(918)	(834)
Recognized on hedged items	3	—	—	—	(124)	899	778
Net income (expense) recognized on fair value hedges	12	—	(1)	26	(29)	(19)	(11)

Gains (losses) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(73)	—	—	—	—	(73)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(2)	—	(2)
Net income (expense) recognized on cash flow hedges	$—	(73)	—	—	(2)	—	(75)
Nine months ended September 30, 2019
Total amounts presented in the consolidated statement of income	$11,388	33,652	579	(6,563)	(5,607)	2,846	36,295

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	29	—	1	(4)	53	—	79
Recognized on derivatives	(2,531)	—	(36)	588	7,813	—	5,834
Recognized on hedged items	2,544	—	32	(563)	(7,646)	—	(5,633)
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	29	—	—	—	(385)	—	(356)
Recognized on derivatives (3)	(11)	—	—	—	583	(994)	(422)
Recognized on hedged items	12	—	—	—	(576)	975	411
Net income (expense) recognized on fair value hedges	72	—	(3)	21	(158)	(19)	(87)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(228)	—	—	1	—	(227)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(6)	—	(6)
Net income (expense) recognized on cash flow hedges	$—	(228)	—	—	(5)	—	(233)

(continued on following page)

(continued from previous page)
	Net interest income					Noninterest income
(in millions)	Debt securities	Loans	Mortgage loans held for sale	Deposits	Long-term debt	Other	Total
Quarter ended September 30, 2018
Total amounts presented in the consolidated statement of income	$3,595	11,116	210	(1,499)	(1,667)	633	12,388

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	(34)	—	(1)	(10)	39	—	(6)
Recognized on derivatives	386	—	10	(58)	(1,119)	—	(781)
Recognized on hedged items	(410)	—	(12)	61	1,101	—	740
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	8	—	—	—	(118)	—	(110)
Recognized on derivatives (3)	2	—	—	—	(58)	(139)	(195)
Recognized on hedged items	(3)	—	—	—	126	139	262
Net income (expense) recognized on fair value hedges	(51)	—	(3)	(7)	(29)	—	(90)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(78)	—	—	—	—	(78)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(1)	—	(1)
Net income (expense) recognized on cash flow hedges	$—	(78)	—	—	(1)	—	(79)
Nine months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$10,603	32,607	587	(3,857)	(4,901)	1,720	36,759

Gains (losses) on fair value hedging relationships:
Interest contracts
Amounts related to interest settlements on derivatives (1)	(158)	—	(3)	(35)	291	—	95
Recognized on derivatives	1,692	1	21	(248)	(4,331)	—	(2,865)
Recognized on hedged items	(1,730)	(1)	(27)	233	4,215	—	2,690
Foreign exchange contracts
Amounts related to interest settlements on derivatives (1)(2)	23	—	—	—	(300)	—	(277)
Recognized on derivatives (3)	8	—	—	—	(132)	(889)	(1,013)
Recognized on hedged items	(5)	—	—	—	153	820	968
Net income (expense) recognized on fair value hedges	(170)	—	(9)	(50)	(104)	(69)	(402)

Gains (losses) on cash flow hedging relationships:
Interest contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	(215)	—	—	—	—	(215)
Foreign exchange contracts
Realized gains (losses) (pre-tax) reclassified from cumulative OCI into net income (4)	—	—	—	—	(1)	—	(1)
Net income (expense) recognized on cash flow hedges	$—	(215)	—	—	(1)	—	(216)

(1)	Includes changes in fair value due to the passage of time associated with the non-zero fair value amount at hedge inception.

(2)
The third quarter and first nine months of 2019 included $5 million and $19 million, respectively, and the third quarter and first nine months of 2018 included $(5) million and $(3) million of the time value component recognized as net interest income (expense) on forward derivatives hedging foreign currency debt securities and long-term debt that were excluded from the assessment of hedge effectiveness.

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

Note 15: Derivatives (continued)

Table 15.4 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 15.4: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
September 30, 2019
Available-for-sale debt securities (5)	$37,112	1,623	9,435	274
Mortgage loans held for sale	1,231	(2)	864	(1)
Deposits	(48,824)	(449)	(33)	—
Long-term debt	(124,854)	(8,847)	(25,699)	222
December 31, 2018
Available-for-sale debt securities (5)	37,857	(157)	4,938	238
Mortgage loans held for sale	448	7	—	—
Deposits	(56,535)	115	—	—
Long-term debt	(104,341)	(742)	(25,539)	366

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $1.1 billion for debt securities and $(5.0) billion for long-term debt as of September 30, 2019, and $1.6 billion for debt securities and $(6.3) billion for long-term debt as of December 31, 2018.

(3)
The balance includes $770 million and $122 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of September 30, 2019, and $1.4 billion and $66 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2018, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

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
The derivatives used to hedge MSRs measured at fair value, resulted in net derivative gains (losses) of $678 million and $2.8 billion in the third quarter and first nine months of 2019, respectively, and $(501) million and $(2.0) billion in the third quarter and first nine months of 2018, respectively, which are included in mortgage banking noninterest income. The aggregate fair value of these derivatives was a net asset of $6 million at September 30, 2019, and net asset of $757 million at December 31, 2018. The change in fair value of these derivatives for each period end is due to changes in the underlying market indices and interest rates as well as the purchase and sale of derivative financial instruments throughout the period as part of our dynamic MSR risk management process.

Loan commitments for mortgage loans that we intend to sell are considered derivatives. The aggregate fair value of derivative loan commitments on the balance sheet was a net positive fair value of $32 million at September 30, 2019, and a net positive fair value of $60 million at December 31, 2018, and is included in the caption “Interest rate contracts” under “Customer accommodation trading and other derivatives” in Table 15.1 in this Note.
For more information on economic hedges and other derivatives, see Note 16 (Derivatives) to Financial Statements in our 2018 Form 10-K. Table 15.5 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 15.5: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended September 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$736	—	—	—	736
Equity contracts	—	(1,375)	—	(6)	(1,381)
Foreign exchange contracts	—	—	—	263	263
Credit contracts	—	—	—	(11)	(11)
Subtotal (2)	736	(1,375)	—	246	(393)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	95	—	(355)	—	(260)
Commodity contracts	—	—	65	—	65
Equity contracts	—	—	284	10	294
Foreign exchange contracts	—	—	78	—	78
Credit contracts	—	—	(10)	—	(10)
Subtotal	95	—	62	10	167
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$831	(1,375)	62	256	(226)
Nine months ended September 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,419	—	—	7	2,426
Equity contracts	—	(2,918)	—	(6)	(2,924)
Foreign exchange contracts	—	—	—	403	403
Credit contracts	—	—	—	(1)	(1)
Subtotal (2)	2,419	(2,918)	—	403	(96)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	392	—	(861)	—	(469)
Commodity contracts	—	—	143	—	143
Equity contracts	—	—	(2,975)	(396)	(3,371)
Foreign exchange contracts	—	—	9	—	9
Credit contracts	—	—	(70)	—	(70)
Subtotal	392	—	(3,754)	(396)	(3,758)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$2,811	(2,918)	(3,754)	7	(3,854)

(continued on following page)

Note 15: Derivatives (continued)

(continued from previous page)
	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended September 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(334)	—	—	(1)	(335)
Equity contracts	—	(719)	—	8	(711)
Foreign exchange contracts	—	—	—	78	78
Credit contracts	—	—	—	4	4
Subtotal (2)	(334)	(719)	—	89	(964)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(67)	—	298	(1)	230
Commodity contracts	—	—	14	—	14
Equity contracts	—	—	(1,147)	(112)	(1,259)
Foreign exchange contracts	—	—	258	—	258
Credit contracts	—	—	(28)	—	(28)
Subtotal	(67)	—	(605)	(113)	(785)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(401)	(719)	(605)	(24)	(1,749)
Nine months ended September 30, 2018
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(1,114)	—	—	5	(1,109)
Equity contracts	—	(1,317)	—	13	(1,304)
Foreign exchange contracts	—	—	—	405	405
Credit contracts	—	—	—	(2)	(2)
Subtotal (2)	(1,114)	(1,317)	—	421	(2,010)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	(372)	—	865	(1)	492
Commodity contracts	—	—	88	—	88
Equity contracts	—	—	(33)	(378)	(411)
Foreign exchange contracts	—	—	659	—	659
Credit contracts	—	—	(22)	—	(22)
Subtotal	(372)	—	1,557	(379)	806
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,486)	(1,317)	1,557	42	(1,204)

(1)
Mortgage banking amounts for the third quarter and first nine months of 2019 are comprised of gains (losses) of $678 million and $2.8 billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $58 million and $(376) million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the third quarter and first nine months of 2018 are comprised of gains (losses) of $(501) million and $(2.0) billion offset by gains (losses) of $167 million and $926 million, respectively.

(2)
Includes hedging gains (losses) of $0 million and $(36) million for the third quarter and first nine months of 2019, respectively, and $10 million and $46 million for the third quarter and first nine months of 2018, respectively, which partially offset hedge accounting ineffectiveness.

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
Table 15.6 provides details of sold and purchased credit derivatives.
Table 15.6: Sold and Purchased Credit Derivatives

		Notional amount
(in millions)	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2019
Credit default swaps on:
Corporate bonds	$1	2,686	771	1,988	698	2,189	2019 - 2029
Structured products	25	78	73	67	11	112	2022 - 2047
Credit protection on:
Default swap index	—	3,498	574	1,312	2,186	6,596	2019 - 2029
Commercial mortgage-backed securities index	32	330	76	305	25	50	2047 - 2058
Asset-backed securities index	8	41	41	41	—	1	2045 - 2046
Other	3	5,714	5,371	—	5,714	11,733	2019 - 2048
Total credit derivatives	$69	12,347	6,906	3,713	8,634	20,681
December 31, 2018
Credit default swaps on:
Corporate bonds	$59	2,037	441	1,374	663	1,460	2019 - 2027
Structured products	62	133	128	121	12	113	2022 - 2047
Credit protection on:
Default swap index	1	3,618	582	1,998	1,620	2,896	2019 - 2028
Commercial mortgage-backed securities index	49	389	109	363	26	51	2047 - 2058
Asset-backed securities index	9	42	42	42	—	1	2045 - 2046
Other	2	5,522	5,327	—	5,522	12,561	2018 - 2048
Total credit derivatives	$182	11,741	6,629	3,898	7,843	17,082

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

Note 15: Derivatives (continued)

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.7 billion at September 30, 2019, and $7.4 billion at December 31, 2018, for which we posted $9.9 billion and $5.6 billion, respectively, in collateral in the normal course of business. A credit rating below investment grade is the credit-risk-related contingent feature that if triggered requires the maximum amount of collateral to be posted. If the credit rating of our debt had been downgraded below investment grade, we would have been required to post additional collateral of $1.8 billion for both September 30, 2019, and December 31, 2018, or potentially settle the contract in an amount equal to its fair value. Some contracts require that we provide more collateral than the fair value of derivatives that are in a net liability position if a downgrade occurs.

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
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors and record the unadjusted fair value in our financial statements. For additional information, see Note 18 (Fair Values of Assets and Liabilities) in our 2018 Form 10-K. The unadjusted fair value measurements obtained from brokers for available-for-sale debt securities were $45 million in Level 2 assets and $126 million in Level 3 assets at September 30, 2019, and $45 million and $129 million at December 31, 2018, respectively.
Table 16.1 presents unadjusted fair value measurements obtained from third-party pricing services by fair value hierarchy level. Fair value measurements obtained from third-party pricing services that we have adjusted to determine the fair value recorded in our financial statements are excluded from
Table 16.1.
Table 16.1: Fair Value Measurements obtained from Third-Party Pricing Services

	September 30, 2019			December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Trading debt securities	399	272	—	899	256	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	13,550	2,999	—	10,399	2,949	—
Securities of U.S. states and political subdivisions	—	40,150	38	—	48,377	43
Mortgage-backed securities	—	171,917	37	—	160,162	41
Other debt securities (1)	—	39,556	619	—	44,292	758
Total available-for-sale debt securities	13,550	254,622	694	10,399	255,780	842
Equity securities:
Marketable	—	161	—	—	158	—
Nonmarketable	—	—	—	—	1	—
Total equity securities	—	161	—	—	159	—
Derivative assets	17	—	—	17	—	—
Derivative liabilities	(18)	—	—	(12)	—	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Note 16: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 16.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 16.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
September 30, 2019
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$22,313	3,141	—		—	25,454
Securities of U.S. states and political subdivisions	—	3,273	—		—	3,273
Collateralized loan obligations	—	653	232		—	885
Corporate debt securities	—	12,286	33		—	12,319
Mortgage-backed securities	—	35,771	—		—	35,771
Asset-backed securities	—	1,383	—		—	1,383
Other trading debt securities	—	21	7		—	28
Total trading debt securities	22,313	56,528	272		—	79,113
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	13,550	2,999	—		—	16,549
Securities of U.S. states and political subdivisions	—	40,150	353		—	40,503
Mortgage-backed securities:
Federal agencies	—	167,535	—		—	167,535
Residential	—	853	—		—	853
Commercial	—	4,189	37		—	4,226
Total mortgage-backed securities	—	172,577	37		—	172,614
Corporate debt securities	37	5,489	367		—	5,893
Collateralized loan and other debt obligations (2)	—	30,401	609		—	31,010
Asset-backed securities:
Automobile loans and leases	—	860	—		—	860
Home equity loans	—	—	—		—	—
Other asset-backed securities	—	3,688	118		—	3,806
Total asset-backed securities	—	4,548	118		—	4,666
Other debt securities	—	1	—		—	1
Total available-for-sale debt securities	13,587	256,165	1,484	(3)	—	271,236
Mortgage loans held for sale	—	15,696	1,249		—	16,945
Loans held for sale	—	1,500	1		—	1,501
Loans	—	—	185		—	185
Mortgage servicing rights (residential)	—	—	11,072		—	11,072
Derivative assets:
Interest rate contracts	45	29,933	255		—	30,233
Commodity contracts	—	1,335	3		—	1,338
Equity contracts	2,326	3,580	1,672		—	7,578
Foreign exchange contracts	17	6,291	9		—	6,317
Credit contracts	—	56	66		—	122
Netting	—	—	—		(30,908)	(30,908)
Total derivative assets	2,388	41,195	2,005		(30,908)	14,680
Equity securities - excluding securities at NAV:
Marketable	30,782	293	—		—	31,075
Nonmarketable	—	19	7,130		—	7,149
Total equity securities	30,782	312	7,130		—	38,224
Total assets included in the fair value hierarchy	$69,070	371,396	23,398		(30,908)	432,956
Equity securities at NAV (4)						144
Total assets recorded at fair value						433,100
Derivative liabilities:
Interest rate contracts	$(43)	(24,311)	(112)		—	(24,466)
Commodity contracts	—	(2,556)	(33)		—	(2,589)
Equity contracts	(1,705)	(4,584)	(1,875)		—	(8,164)
Foreign exchange contracts	(18)	(7,629)	(35)		—	(7,682)
Credit contracts	—	(57)	(28)		—	(85)
Netting	—	—	—		33,038	33,038
Total derivative liabilities	(1,766)	(39,137)	(2,083)		33,038	(9,948)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(10,821)	(107)	—		—	(10,928)
Mortgage-backed securities	—	(69)	—		—	(69)
Corporate debt securities	—	(4,820)	—		—	(4,820)
Equity securities	(2,473)	—	—		—	(2,473)
Other securities	—	—	—		—	—
Total short sale liabilities	(13,294)	(4,996)	—		—	(18,290)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(15,060)	(44,133)	(2,085)		33,038	(28,240)

(1)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 15 (Derivatives) for additional information.

(2)	Includes collateralized debt obligations of $609 million.

(3)
A majority of the balance consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2019, are presented in Table 16.3.

Table 16.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2019

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end (4)
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period
Quarter ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—
Collateralized loan obligations	249	(11)	—	(4)	—	(2)	232	(13)
Corporate debt securities	44	(2)	—	(4)	—	(5)	33	1
Other trading debt securities	14	(1)	—	(6)	—	—	7	—
Total trading debt securities	307	(14)	—	(14)	—	(7)	272	(12)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	391	—	—	(38)	—	—	353	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	(1)	(3)	—	—	37	—
Total mortgage-backed securities	41	—	(1)	(3)	—	—	37	—
Corporate debt securities	383	6	(8)	(14)	—	—	367	—
Collateralized loan and other debt obligations	649	5	(12)	(33)	—	—	609	—
Asset-backed securities:
Other asset-backed securities	341	1	1	(72)	—	(153)	118	—
Total asset-backed securities	341	1	1	(72)	—	(153)	118	—
Total available-for-sale debt securities	1,805	12	(20)	(160)	—	(153)	1,484	—	(6)
Mortgage loans held for sale	1,115	22	—	(6)	121	(3)	1,249	22	(7)
Loans held for sale	12	—	—	(12)	1	—	1	—
Loans	202	—	—	(17)	—	—	185	(2)	(7)
Mortgage servicing rights (residential)(8)	12,096	(1,558)	—	534	—	—	11,072	(962)	(7)
Net derivative assets and liabilities:
Interest rate contracts	205	71	—	(133)	—	—	143	30
Commodity contracts	(29)	(85)	—	61	—	23	(30)	(6)
Equity contracts	(228)	(298)	—	263	—	60	(203)	(80)
Foreign exchange contracts	(10)	17	—	(33)	—	—	(26)	—
Credit contracts	45	(8)	—	1	—	—	38	(8)
Total derivative contracts	(17)	(303)	—	159	—	83	(78)	(64)	(9)
Equity securities:
Nonmarketable	7,110	13	—	—	7	—	7,130	13
Total equity securities	7,110	13	—	—	7	—	7,130	13	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.4 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	Assets and liabilities transferred out of level 3 are classified as level 2, except for $153 million of asset-backed securities that were transferred to loans during third quarter 2019.

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
(continued on following page)

(continued from previous page)

Table 16.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2019.

Table 16.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	107	(100)	—	(11)	(4)
Corporate debt securities	3	(7)	—	—	(4)
Other trading debt securities	—	—	—	(6)	(6)
Total trading debt securities	110	(107)	—	(17)	(14)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	12	(50)	(38)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	1	—	—	(15)	(14)
Collateralized loan and other debt obligations	—	—	—	(33)	(33)
Asset-backed securities:
Other asset-backed securities	—	(4)	10	(78)	(72)
Total asset-backed securities	—	(4)	10	(78)	(72)
Total available-for-sale debt securities	1	(4)	22	(179)	(160)
Mortgage loans held for sale	23	(45)	87	(71)	(6)
Loans held for sale	—	—	—	(12)	(12)
Loans	1	—	2	(20)	(17)
Mortgage servicing rights (residential) (1)	—	(4)	538	—	534
Net derivative assets and liabilities:
Interest rate contracts	—	—	(1)	(132)	(133)
Commodity contracts	—	—	—	61	61
Equity contracts	—	—	—	263	263
Foreign exchange contracts	—	—	—	(33)	(33)
Credit contracts	4	(3)	—	—	1
Total derivative contracts	4	(3)	(1)	159	159
Equity securities:
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.5 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2018.
Table 16.5: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2018

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	291	2	—	(26)	—	(4)	263	1
Corporate debt securities	36	2	—	7	—	(10)	35	2
Other trading debt securities	17	—	—	—	—	—	17	1
Total trading debt securities	347	4	—	(19)	—	(14)	318	4	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	559	—	(3)	39	—	—	595	—
Mortgage-backed securities:
Residential	—	—	1	(1)	—	—	—	—
Commercial	53	(1)	—	(11)	—	—	41	(1)
Total mortgage-backed securities	53	(1)	1	(12)	—	—	41	(1)
Corporate debt securities	443	2	(2)	(55)	—	—	388	—
Collateralized loan and other debt obligations	1,037	44	(33)	(205)	—	—	843	—
Asset-backed securities:
Other asset-backed securities	401	(4)	(2)	7	—	—	402	(3)
Total asset-backed securities	401	(4)	(2)	7	—	—	402	(3)
Total available-for-sale debt securities	2,493	41	(39)	(226)	—	—	2,269	(4)	(6)
Mortgage loans held for sale	986	(12)	—	(8)	16	(2)	980	(12)	(7)
Loans held for sale	20	1	—	1	—	—	22	—
Loans	321	—	—	(35)	—	—	286	(5)	(7)
Mortgage servicing rights (residential) (8)	15,411	69	—	500	—	—	15,980	531	(7)
Net derivative assets and liabilities:
Interest rate contracts	(41)	(103)	—	36	—	—	(108)	(43)
Commodity contracts	26	29	—	6	—	—	61	38
Equity contracts	(339)	(30)	—	89	—	6	(274)	(74)
Foreign exchange contracts	(15)	(10)	—	4	—	—	(21)	(4)
Credit contracts	24	5	—	(2)	—	—	27	3
Total derivative contracts	(345)	(109)	—	133	—	6	(315)	(80)	(9)
Equity securities:
Nonmarketable	5,806	817	—	(295)	—	—	6,328	770
Total equity securities	5,806	817	—	(295)	—	—	6,328	770	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.6 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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

Table 16.6: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	75	(70)	—	(31)	(26)
Corporate debt securities	8	(1)	—	—	7
Other trading debt securities	—	—	—	—	—
Total trading debt securities	83	(71)	—	(31)	(19)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	69	(30)	39
Mortgage-backed securities:
Residential	—	—	—	(1)	(1)
Commercial	—	—	—	(11)	(11)
Total mortgage-backed securities	—	—	—	(12)	(12)
Corporate debt securities	—	—	—	(55)	(55)
Collateralized loan and other debt obligations	—	(149)	—	(56)	(205)
Asset-backed securities:
Other asset-backed securities	—	—	96	(89)	7
Total asset-backed securities	—	—	96	(89)	7
Total available-for-sale debt securities	—	(149)	165	(242)	(226)
Mortgage loans held for sale	17	(89)	104	(40)	(8)
Loans held for sale	1	—	—	—	1
Loans	2	—	5	(42)	(35)
Mortgage servicing rights (residential) (1)	—	(2)	502	—	500
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	36	36
Commodity contracts	—	—	—	6	6
Equity contracts	3	(37)	—	123	89
Foreign exchange contracts	—	—	—	4	4
Credit contracts	1	(2)	—	(1)	(2)
Total derivative contracts	4	(39)	—	168	133
Equity securities:
Nonmarketable	—	—	—	(295)	(295)
Total equity securities	—	—	—	(295)	(295)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2019, are presented in Table 16.7.
Table 16.7: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2019

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end (4)
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period
Nine months ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	(2)	—	(1)	—	—
Collateralized loan obligations	237	(16)	—	13	—	(2)	232	(23)
Corporate debt securities	34	1	—	3	1	(6)	33	3
Other trading debt securities	16	(3)	—	(6)	—	—	7	—
Total trading debt securities	290	(18)	—	8	1	(9)	272	(20)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	444	1	5	(48)	—	(49)	353	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	(1)	(3)	—	—	37	—
Total mortgage-backed securities	41	—	(1)	(3)	—	—	37	—
Corporate debt securities	370	7	(5)	(5)	—	—	367	—
Collateralized loan and other debt obligations	800	18	(22)	(187)	—	—	609	—
Asset-backed securities:
Other asset-backed securities	389	1	—	(119)	—	(153)	118	—
Total asset-backed securities	389	1	—	(119)	—	(153)	118	—
Total available-for-sale debt securities	2,044	27	(23)	(362)	—	(202)	1,484	—	(6)
Mortgage loans held for sale	997	74	—	(94)	281	(9)	1,249	75	(7)
Loans held for sale	60	—	—	(4)	38	(93)	1	—
Loans	244	1	—	(60)	—	—	185	(6)	(7)
Mortgage servicing rights (residential) (8)	14,649	(4,570)	—	993	—	—	11,072	(2,931)	(7)
Net derivative assets and liabilities:
Interest rate contracts	25	495	—	(377)	—	—	143	179
Commodity contracts	4	(211)	—	152	2	23	(30)	(6)
Equity contracts	(17)	(402)	—	194	7	15	(203)	(205)
Foreign exchange contracts	(26)	27	—	(27)	—	—	(26)	2
Credit contracts	35	(3)	—	6	—	—	38	2
Total derivative contracts	21	(94)	—	(52)	9	38	(78)	(28)	(9)
Equity securities:
Nonmarketable	5,468	1,663	—	(1)	12	(12)	7,130	1,664
Total equity securities	5,468	1,663	—	(1)	12	(12)	7,130	1,664	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.8 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	Assets and liabilities transferred out of level 3 are classified as level 2, except for $153 million of asset-backed securities that were transferred to loans during third quarter 2019.

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
(continued on following page)

(continued from previous page)
Table 16.8 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2019.

Table 16.8: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	(2)	(2)
Collateralized loan obligations	281	(252)	—	(16)	13
Corporate debt securities	14	(11)	—	—	3
Other trading debt securities	—	—	—	(6)	(6)
Total trading debt securities	295	(263)	—	(24)	8
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	67	(115)	(48)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	12	—	—	(17)	(5)
Collateralized loan and other debt obligations	—	—	—	(187)	(187)
Asset-backed securities:
Other asset-backed securities	—	(9)	133	(243)	(119)
Total asset-backed securities	—	(9)	133	(243)	(119)
Total available-for-sale debt securities	12	(9)	200	(565)	(362)
Mortgage loans held for sale	69	(185)	187	(165)	(94)
Loans held for sale	12	(2)	—	(14)	(4)
Loans	3	—	7	(70)	(60)
Mortgage servicing rights (residential) (1)	—	(286)	1,279	—	993
Net derivative assets and liabilities:
Interest rate contracts	—	—	(1)	(376)	(377)
Commodity contracts	—	—	—	152	152
Equity contracts	—	—	—	194	194
Foreign exchange contracts	—	—	—	(27)	(27)
Credit contracts	12	(6)	—	—	6
Total derivative contracts	12	(6)	(1)	(57)	(52)
Equity securities:
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first nine months of 2018, are presented in Table 16.9.

Table 16.9: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2018

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Nine months ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	—	—	—	3	—
Collateralized loan obligations	354	(2)	—	(85)	—	(4)	263	—
Corporate debt securities	31	2	—	13	—	(11)	35	4
Other trading debt securities	19	(2)	—	—	—	—	17	—
Total trading debt securities	407	(2)	—	(72)	—	(15)	318	4	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	925	5	(5)	(51)	—	(279)	595	—
Mortgage-backed securities:
Residential	1	—	—	(1)	—	—	—	—
Commercial	75	—	(2)	(32)	—	—	41	(2)
Total mortgage-backed securities	76	—	(2)	(33)	—	—	41	(2)
Corporate debt securities	407	4	2	(25)	—	—	388	—
Collateralized loan and other debt obligations	1,020	55	20	(252)	—	—	843	—
Asset-backed securities:
Other asset-backed securities	566	4	(10)	(158)	—	—	402	(3)
Total asset-backed securities	566	4	(10)	(158)	—	—	402	(3)
Total available-for-sale debt securities	2,994	68	5	(519)	—	(279)	2,269	(5)	(6)
Mortgage loans held for sale	998	(46)	—	(20)	56	(8)	980	(42)	(7)
Loans held for sale	14	2	—	(15)	21	—	22	—
Loans	376	(1)	—	(89)	—	—	286	(9)	(7)
Mortgage servicing rights (residential) (8)	13,625	801	—	1,554	—	—	15,980	2,206	(7)
Net derivative assets and liabilities:
Interest rate contracts	71	(511)	—	332	—	—	(108)	(163)
Commodity contracts	19	59	—	(20)	3	—	61	60
Equity contracts	(511)	27	—	153	—	57	(274)	(67)
Foreign exchange contracts	7	(35)	—	7	—	—	(21)	(23)
Credit contracts	36	1	—	(10)	—	—	27	(6)
Total derivative contracts	(378)	(459)	—	462	3	57	(315)	(199)	(9)
Equity securities:
Nonmarketable	5,203	1,510	—	(391)	10	(4)	6,328	1,457
Total equity securities	5,203	1,510	—	(391)	10	(4)	6,328	1,457	(10)
Other liabilities	(3)	1	—	—	—	—	(2)	—	(7)

(1)	See Table 16.10 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

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

Table 16.10: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2018

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2018
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	346	(300)	—	(131)	(85)
Corporate debt securities	16	(3)	—	—	13
Other trading debt securities	—	—	—	—	—
Total trading debt securities	362	(303)	—	(131)	(72)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(4)	79	(126)	(51)
Mortgage-backed securities:
Residential	—	—	—	(1)	(1)
Commercial	—	—	—	(32)	(32)
Total mortgage-backed securities	—	—	—	(33)	(33)
Corporate debt securities	31	—	—	(56)	(25)
Collateralized loan and other debt obligations	—	(149)	—	(103)	(252)
Asset-backed securities:
Other asset-backed securities	—	(8)	154	(304)	(158)
Total asset-backed securities	—	(8)	154	(304)	(158)
Total available-for-sale debt securities	31	(161)	233	(622)	(519)
Mortgage loans held for sale	64	(240)	271	(115)	(20)
Loans held for sale	1	(16)	—	—	(15)
Loans	3	—	13	(105)	(89)
Mortgage servicing rights (residential) (1)	—	(7)	1,561	—	1,554
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	332	332
Commodity contracts	—	—	—	(20)	(20)
Equity contracts	3	(37)	—	187	153
Foreign exchange contracts	—	—	—	7	7
Credit contracts	9	(6)	—	(13)	(10)
Total derivative contracts	12	(43)	—	493	462
Equity securities:
Nonmarketable	—	(17)	—	(374)	(391)
Total equity securities	—	(17)	—	(374)	(391)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
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

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.11: Valuation Techniques – Recurring Basis – September 30, 2019

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
September 30, 2019
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$315		Discounted cash flow	Discount rate	1.5	-	5.8%		2.6
	38		Vendor priced
Collateralized loan and other debt obligations (2)	232		Market comparable pricing	Comparability adjustment	(11.5)	-	20.5		2.4
	609		Vendor priced
Corporate debt securities	220		Discounted cash flow	Discount rate	2.0		14.9		8.7
	55		Market comparable pricing	Comparability adjustment	(18.6)		12.1		(4.3)
	125		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	107		Discounted cash flow	Discount rate	2.3	-	3.9		2.9
Other commercial and consumer	11		Vendor priced
Mortgage loans held for sale (residential)	1,234		Discounted cash flow	Default rate	0.0	-	16.7%		0.8
				Discount rate	3.0	-	5.6		4.2
				Loss severity	0.0	-	44.4		22.5
				Prepayment rate	5.5	-	14.6		7.8
	15		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(37.2)
Loans	185	(4)	Discounted cash flow	Discount rate	3.9	-	4.3		4.1
				Prepayment rate	6.0	-	100.0		85.7
				Loss severity	0.0	-	34.6		13.1
Mortgage servicing rights (residential)	11,072		Discounted cash flow	Cost to service per loan (5)	$63	-	455		102
				Discount rate	5.9	-	12.5%		6.9
				Prepayment rate (6)	9.9	-	25.5		12.4
Net derivative assets and (liabilities):
Interest rate contracts	111		Discounted cash flow	Default rate	0.0	-	5.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		15.0
Interest rate contracts: derivative loan commitments	32		Discounted cash flow	Fall-out factor	1.0	-	99.0		18.7
				Initial-value servicing	(31.5)	-	197.0	bps	16.7
Equity contracts	143		Discounted cash flow	Conversion factor	(8.9)	-	0.0%		(8.1)
				Weighted average life	0.8	-	3.3	yrs	1.7
	(346)		Option model	Correlation factor	(77.0)	-	99.0%		25.0
				Volatility factor	6.5	-	128.6		23.7
Credit contracts	3		Market comparable pricing	Comparability adjustment	(39.5)	-	11.3		(6.8)
	35		Option model	Credit spread	0.1	-	23.4		1.0
				Loss severity	13.0	-	60.0		46.1
Nonmarketable equity securities	7,130		Market comparable pricing	Comparability adjustment	(21.0)	-	(5.4)		(15.7)

Insignificant Level 3 assets, net of liabilities	(13)	(7)
Total level 3 assets, net of liabilities	$21,313	(8)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $609 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Consists of reverse mortgage loans.

(5)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $63 - $204.

(6)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(7)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes mortgage-backed securities, other trading positions, other liabilities and certain net derivative assets and liabilities, such as commodity contracts and foreign exchange contracts.

(8)	Consists of total Level 3 assets of $23.4 billion and total Level 3 liabilities of $2.1 billion, before netting of derivative balances.

Table 16.12: Valuation Techniques – Recurring Basis – December 31, 2018

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Input	Range of Inputs				Weighted Average (1)
December 31, 2018
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$404		Discounted cash flow	Discount rate	2.1	-	6.4%		3.4
	43		Vendor priced
Collateralized loan and other debt obligations (2)	298		Market comparable pricing	Comparability adjustment	(13.5)	-	22.1		3.2
	739		Vendor priced
Corporate debt securities	220		Discounted cash flow	Discount rate	4.0		11.7		8.5
	56		Market comparable pricing	Comparability adjustment	(11.3)		16.6		(1.4)
	128		Vendor priced
Asset-backed securities:
Diversified payment rights (3)	171		Discounted cash flow	Discount rate	3.4	-	6.2		4.4
Other commercial and consumer	198	(4)	Discounted cash flow	Discount rate	4.6	-	5.2		4.7
				Weighted average life	1.1	-	1.5	yrs	1.1
	20		Vendor priced
Mortgage loans held for sale (residential)	982		Discounted cash flow	Default rate	0.0	-	15.6%		0.8
				Discount rate	1.1	-	6.6		5.5
				Loss severity	—	-	43.3		23.4
				Prepayment rate	3.2	-	13.4		4.6
	15		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(36.3)
Loans	244	(5)	Discounted cash flow	Discount rate	3.4	-	6.4		4.2
				Prepayment rate	2.9	-	100.0		87.2
				Loss severity	0.0	-	34.8		10.2
Mortgage servicing rights (residential)	14,649		Discounted cash flow	Cost to service per loan (6)	$62	-	507		106
				Discount rate	7.1	-	15.3%		8.1
				Prepayment rate (7)	9.0	-	23.5		9.9
Net derivative assets and (liabilities):
Interest rate contracts	(35)		Discounted cash flow	Default rate	0.0	-	5.0		2.0
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		13.8
Interest rate contracts: derivative loan commitments	60		Discounted cash flow	Fall-out factor	1.0	-	99.0		19.4
				Initial-value servicing	(36.6)	-	91.7	bps	18.5
Equity contracts	104		Discounted cash flow	Conversion factor	(9.3)	-	0.0%		(7.8)
				Weighted average life	1.0	-	3.0	yrs	1.8
	(121)		Option model	Correlation factor	(77.0)	-	99.0%		21.6
				Volatility factor	6.5	-	100.0		21.8
Credit contracts	3		Market comparable pricing	Comparability adjustment	(15.5)	-	40.0		3.5
	32		Option model	Credit spread	0.9	-	21.5		1.3
				Loss severity	13.0	-	60.0		45.2
Nonmarketable equity securities	5,468		Market comparable pricing	Comparability adjustment	(20.6)	-	(4.3)		(15.8)

Insignificant Level 3 assets, net of liabilities	93	(8)
Total level 3 assets, net of liabilities	$23,771	(9)

(1)	Weighted averages are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

(2)	Includes $800 million of collateralized debt obligations.

(3)	Securities backed by specified sources of current and future receivables generated from foreign originators.

(4)	Predominantly consists of investments in asset-backed securities that are revolving in nature, for which the timing of advances and repayments of principal are uncertain.

(5)	Consists of reverse mortgage loans.

(6)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $62 - $204.

(7)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets or use of the measurement alternative for nonmarketable equity securities. Table 16.13 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2019, and December 31, 2018, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2019, and year ended December 31, 2018.
Table 16.13: Fair Value on a Nonrecurring Basis

	September 30, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (LOCOM) (1)	$—	2,129	3,535	5,664	—	1,213	1,233	2,446
Loans held for sale	—	26	—	26	—	313	—	313
Loans:
Commercial	—	222	—	222	—	339	—	339
Consumer	—	193	1	194	—	346	1	347
Total loans (2)	—	415	1	416	—	685	1	686
Nonmarketable equity securities (3)	—	1,235	102	1,337	—	774	157	931
Other assets (4)	—	153	—	153	—	149	6	155
Total assets at fair value on a nonrecurring basis	$—	3,958	3,638	7,596	—	3,134	1,397	4,531

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

(2)	Represents the carrying value of loans for which nonrecurring adjustments are based on the appraised value of the collateral.

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
Table 16.14: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2019	2018
Mortgage loans held for sale (LOCOM)	$14	7
Loans held for sale	(2)	(46)
Loans:
Commercial	(181)	(175)
Consumer	(168)	(241)
Total loans (1)	(349)	(416)
Nonmarketable equity securities (2)	379	206
Other assets (3)	(29)	(36)
Total	$13	(285)

(1)	Represents write-downs of loans based on the appraised value of the collateral.

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

Table 16.15: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of inputs			Weighted Average (2)
September 30, 2019
Residential mortgage loans held for sale (LOCOM)	$3,535	(3)	Discounted cash flow	Default rate	(4)	0.1	—	53.9%	3.2%
				Discount rate		1.5	—	9.2	4.4
				Loss severity		0.4	—	100.0	24.7
				Prepayment rate	(5)	5.2	—	100.0	22.4
Nonmarketable equity securities	—		Discounted cash flow	Discount rate		—	—	—	—
Insignificant level 3 assets	103
Total	$3,638
December 31, 2018
Residential mortgage loans held for sale (LOCOM)	$1,233	(3)	Discounted cash flow	Default rate	(4)	0.2	—	2.3%	1.4%
				Discount rate		1.5	—	8.5	4.0
				Loss severity		0.5	—	66.0	1.7
				Prepayment rate	(5)	3.5	—	100.0	46.5
Nonmarketable equity securities	7		Discounted cash flow	Discount rate		10.5	—	10.5	10.5
Insignificant level 3 assets	157
Total	$1,397

(1)	Refer to the narrative following Table 16.12 for a definition of the valuation technique(s) and significant unobservable inputs.

(2)	For residential MLHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion and $1.2 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2019, and December 31, 2018, respectively, and $2.2 billion and $27 million, respectively, of other mortgage loans that are not government insured/guaranteed.

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
Table 16.16: Fair Value Option

	September 30, 2019			December 31, 2018
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$16,945	16,560	385	11,771	11,573	198
Nonaccrual loans	133	155	(22)	127	158	(31)
Loans 90 days or more past due and still accruing	10	12	(2)	7	9	(2)
Loans held for sale:
Total loans	1,501	1,541	(40)	1,469	1,536	(67)
Nonaccrual loans	65	70	(5)	21	32	(11)
Loans:
Total loans	185	214	(29)	244	274	(30)
Nonaccrual loans	139	168	(29)	179	208	(29)

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
Table 16.17: Fair Value Option – Changes in Fair Value Included in Earnings

	2019			2018
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended September 30,
Mortgage loans held for sale	$256	—	—	183	—	—
Loans held for sale	—	5	1	—	3	1
Loans	—	—	—	—	—	—
Other interests held (1)	—	(1)	—	—	—	—
Nine months ended September 30,
Mortgage loans held for sale	$849	—	—	238	—	—
Loans held for sale	—	15	2	—	18	1
Loans	—	—	1	—	—	(1)
Other interests held (1)	—	(3)	—	—	(2)	—

(1)	Includes retained interests in securitizations.

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

Table 16.18: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$(13)	(1)	(1)	(2)
Loans held for sale	5	3	16	18
Total	$(8)	2	15	16

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
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 16.19: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets
Cash and due from banks (1)	$22,401	22,401	—	—	22,401
Interest-earning deposits with banks (1)	126,330	126,093	237	—	126,330
Federal funds sold and securities purchased under resale agreements (1)	103,051	—	103,051	—	103,051
Held-to-maturity debt securities	153,179	45,463	110,187	629	156,279
Mortgage loans held for sale	8,503	—	5,004	4,591	9,595
Loans held for sale	31	—	31	—	31
Loans, net (2)	925,750	—	52,666	882,595	935,261
Nonmarketable equity securities (cost method)	5,021	—	—	5,055	5,055
Total financial assets	$1,344,266	193,957	271,176	892,870	1,358,003
Financial liabilities
Deposits (3)	$135,422	—	102,538	33,225	135,763
Short-term borrowings	123,908	—	123,869	—	123,869
Long-term debt (4)	230,616	—	230,355	1,783	232,138
Total financial liabilities	$489,946	—	456,762	35,008	491,770
December 31, 2018
Financial assets
Cash and due from banks (1)	$23,551	23,551	—	—	23,551
Interest-earning deposits with banks (1)	149,736	149,542	194	—	149,736
Federal funds sold and securities purchased under resale agreements (1)	80,207	—	80,207	—	80,207
Held-to-maturity debt securities	144,788	44,339	97,275	501	142,115
Mortgage loans held for sale	3,355	—	2,129	1,233	3,362
Loans held for sale	572	—	572	—	572
Loans, net (2)	923,703	—	45,190	872,725	917,915
Nonmarketable equity securities (cost method)	5,643	—	—	5,675	5,675
Total financial assets	$1,331,555	217,432	225,567	880,134	1,323,133
Financial liabilities
Deposits (3)	$130,645	—	107,448	22,641	130,089
Short-term borrowings	105,787	—	105,789	—	105,789
Long-term debt (4)	229,008	—	225,904	2,230	228,134
Total financial liabilities	$465,440	—	439,141	24,871	464,012

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.3 billion and $19.7 billion at September 30, 2019, and December 31, 2018, respectively.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both September 30, 2019, and December 31, 2018.

(4)	Excludes capital lease obligations under capital leases of $35 million and $36 million at September 30, 2019, and December 31, 2018, respectively.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 16.19. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.0 billion at both September 30, 2019, and December 31, 2018.

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

Table 17.1: Preferred Stock Shares

	September 30, 2019		December 31, 2018
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (2)(3)	1,000	3,500,000	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
ESOP
Cumulative Convertible Preferred Stock (4)	—	1,071,418	—	1,406,460
Total		9,251,728		9,586,770

(1)
Series I preferred stock issuance relates to trust preferred securities. See Note 10 (Securitizations and Variable Interest Entities) for additional information. This issuance has a floating interest rate that is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(2)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%.

(3)	In third quarter 2019, 1,550,000 shares of Preferred Stock, Series K, were redeemed.

(4)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Table 17.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2019				December 31, 2018
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)(2)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series K (1)(3)(4)
Floating Non-Cumulative Perpetual Class A Preferred Stock	1,802,000	1,802	1,546	256	3,352,000	3,352	2,876	476
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,968,000	3,968	3,200	768
Series N (1)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O (1)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (1)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q (1)
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R (1)
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S (1)
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	32,000	800	800	—	32,000	800	800	—
Series U (1)
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V (1)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W (1)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X (1)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y (1)
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
ESOP
Cumulative Convertible Preferred Stock	1,071,418	1,072	1,072	—	1,406,460	1,407	1,407	—
Total	7,492,169	$22,573	21,549	1,024	9,377,216	$24,458	23,214	1,244

(1)	Preferred shares qualify as Tier 1 capital.

(2)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(3)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%.

(4)	In third quarter 2019, 1,550,000 shares of Preferred Stock, Series K, were redeemed.

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
Table 17.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	254,945	336,945	255	337	7.00%	8.00%
2017	192,210	222,210	192	222	7.00	8.00
2016	197,450	233,835	198	234	9.30	10.30
2015	116,784	144,338	117	144	8.90	9.90
2014	136,151	174,151	136	174	8.70	9.70
2013	97,948	133,948	98	134	8.50	9.50
2012	49,134	77,634	49	78	10.00	11.00
2011	26,796	61,796	27	62	9.00	10.00
2010 (1)	—	21,603	—	22	9.50	10.50
Total ESOP Preferred Stock (2)	1,071,418	1,406,460	$1,072	1,407
Unearned ESOP shares (3)			$(1,143)	(1,502)

(1)	In April 2019, all of the 2010 ESOP Preferred Stock was converted into common stock.

(2)	At September 30, 2019, and December 31, 2018, additional paid-in capital included $71 million and $95 million, respectively, related to ESOP preferred stock.

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
Table 18.1: Revenue by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (1)	$6,769	7,338	4,382	4,726	989	1,102	(515)	(594)	11,625	12,572
Noninterest income:
Service charges on deposit accounts	742	700	477	505	4	3	(4)	(4)	1,219	1,204
Trust and investment fees:
Brokerage advisory, commissions and other fees	504	470	62	79	2,272	2,268	(492)	(483)	2,346	2,334
Trust and investment management	203	231	121	112	615	727	(210)	(235)	729	835
Investment banking	(26)	(17)	510	476	—	3	—	—	484	462
Total trust and investment fees	681	684	693	667	2,887	2,998	(702)	(718)	3,559	3,631
Card fees	936	925	90	92	2	1	(1)	(1)	1,027	1,017
Other fees:
Lending related charges and fees (1)(2)	58	67	290	303	2	1	(1)	(1)	349	370
Cash network fees	118	121	—	—	—	—	—	—	118	121
Commercial real estate brokerage commissions	—	—	170	129	—	—	—	—	170	129
Wire transfer and other remittance fees	71	67	49	52	2	2	(1)	(1)	121	120
All other fees(1)	69	89	31	20	1	1	(1)	—	100	110
Total other fees	316	344	540	504	5	4	(3)	(2)	858	850
Mortgage banking (1)	339	747	128	101	(3)	(3)	2	1	466	846
Insurance (1)	11	21	74	76	17	19	(11)	(12)	91	104
Net gains from trading activities (1)	19	10	247	135	10	13	—	—	276	158
Net gains (losses) on debt securities (1)	(1)	1	4	53	—	3	—	—	3	57
Net gains (losses) from equity securities (1)	822	274	135	50	(1)	92	—	—	956	416
Lease income (1)	—	—	402	453	—	—	—	—	402	453
Other income of the segment (1)	605	772	(230)	(58)	1,231	(6)	(78)	(75)	1,528	633
Total noninterest income	4,470	4,478	2,560	2,578	4,152	3,124	(797)	(811)	10,385	9,369
Revenue	$11,239	11,816	6,942	7,304	5,141	4,226	(1,312)	(1,405)	22,010	21,941
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (1)	$21,083	21,879	13,451	13,951	3,127	3,325	(1,630)	(1,804)	36,031	37,351
Noninterest income:
Service charges on deposit accounts	2,056	1,971	1,462	1,569	12	12	(11)	(12)	3,519	3,540
Trust and investment fees:
Brokerage advisory, commissions and other fees	1,433	1,413	214	224	6,644	6,896	(1,434)	(1,442)	6,857	7,091
Trust and investment management	612	684	352	335	1,978	2,201	(632)	(700)	2,310	2,520
Investment banking	(64)	(27)	1,397	1,401	4	4	(4)	—	1,333	1,378
Total trust and investment fees	1,981	2,070	1,963	1,960	8,626	9,101	(2,070)	(2,142)	10,500	10,989
Card fees	2,723	2,650	271	275	5	4	(3)	(3)	2,996	2,926
Other fees:
Lending related charges and fees (1)(2)	188	212	856	914	6	5	(5)	(5)	1,045	1,126
Cash network fees	344	364	—	3	—	—	—	—	344	367
Commercial real estate brokerage commissions	—	—	356	323	—	—	—	—	356	323
Wire transfer and other remittance fees	206	197	146	157	6	6	(3)	(3)	355	357
All other fees (1)	245	246	83	75	1	2	(1)	—	328	323
Total other fees	983	1,019	1,441	1,472	13	13	(9)	(8)	2,428	2,496
Mortgage banking (1)	1,635	2,284	300	269	(9)	(8)	6	5	1,932	2,550
Insurance (1)	33	65	227	233	51	55	(31)	(33)	280	320
Net gains from trading activities (1)	13	33	806	514	42	45	1	—	862	592
Net gains on debt securities (1)	51	(1)	97	96	—	4	—	—	148	99
Net gains (losses) from equity securities (1)	1,894	1,367	328	232	170	(105)	—	—	2,392	1,494
Lease income (1)	—	—	1,269	1,351	—	—	—	—	1,269	1,351
Other income of the segment (1)	2,342	2,115	(497)	(142)	1,233	(27)	(232)	(226)	2,846	1,720
Total noninterest income	13,711	13,573	7,667	7,829	10,143	9,094	(2,349)	(2,419)	29,172	28,077
Revenue	$34,794	35,452	21,118	21,780	13,270	12,419	(3,979)	(4,223)	65,203	65,428

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
Table 18.2 presents our service charges on deposit accounts by operating segment.

Table 18.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Overdraft fees	$533	484	2	1	—	—	—	—	535	485
Account charges	209	216	475	504	4	3	(4)	(4)	684	719
Service charges on deposit accounts	$742	700	477	505	4	3	(4)	(4)	1,219	1,204
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Overdraft fees	$1,446	1,312	4	4	1	1	—	—	1,451	1,317
Account charges	610	659	1,458	1,565	11	11	(11)	(12)	2,068	2,223
Service charges on deposit accounts	$2,056	1,971	1,462	1,569	12	12	(11)	(12)	3,519	3,540

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

Table 18.3 presents our brokerage advisory, commissions and other fees by operating segment.

Table 18.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Asset-based revenue (1)	$381	371	—	1	1,741	1,720	(382)	(372)	1,740	1,720
Transactional revenue	105	82	(8)	19	376	388	(92)	(94)	381	395
Other revenue	18	17	70	59	155	160	(18)	(17)	225	219
Brokerage advisory, commissions and other fees	$504	470	62	79	2,272	2,268	(492)	(483)	2,346	2,334
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Asset-based revenue (1)	$1,093	1,107	—	1	5,019	5,185	(1,094)	(1,108)	5,018	5,185
Transactional revenue	288	258	18	47	1,153	1,227	(288)	(286)	1,171	1,246
Other revenue	52	48	196	176	472	484	(52)	(48)	668	660
Brokerage advisory, commissions and other fees	$1,433	1,413	214	224	6,644	6,896	(1,434)	(1,442)	6,857	7,091

(1)
We earned trailing commissions of $289 million and $858 million for the third quarter and first nine months of 2019, respectively, and $323 million and $975 million for the third quarter and first nine months of 2018, respectively.

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
Table 18.4 presents our trust and investment management fees by operating segment.
Table 18.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Investment management fees	$—	—	—	—	510	520	—	—	510	520
Trust fees	203	229	85	82	106	181	(210)	(235)	184	257
Other revenue	—	2	36	30	(1)	26	—	—	35	58
Trust and investment management fees	$203	231	121	112	615	727	(210)	(235)	729	835
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Investment management fees	$—	—	—	—	1,488	1,585	—	—	1,488	1,585
Trust fees	612	682	250	250	449	554	(632)	(700)	679	786
Other revenue	—	2	102	85	41	62	—	—	143	149
Trust and investment management fees	$612	684	352	335	1,978	2,201	(632)	(700)	2,310	2,520

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
Table 18.5 presents our card fees by operating segment.

Table 18.5: Card Fees by Operating Segment

	Quarter ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Credit card interchange and network revenues (1)	$202	218	90	92	2	1	(1)	(1)	293	310
Debit card interchange and network revenues	548	523	—	—	—	—	—	—	548	523
Late fees, cash advance fees, balance transfer fees, and annual fees	186	184	—	—	—	—	—	—	186	184
Card fees (1)	$936	925	90	92	2	1	(1)	(1)	1,027	1,017
	Nine months ended Sep 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Credit card interchange and network revenues (1)	$600	600	271	275	5	4	(3)	(3)	873	876
Debit card interchange and network revenues	1,601	1,527	—	—	—	—	—	—	1,601	1,527
Late fees, cash advance fees, balance transfer fees, and annual fees	522	523	—	—	—	—	—	—	522	523
Card fees (1)	$2,723	2,650	271	275	5	4	(3)	(3)	2,996	2,926

(1)
The cost of credit card rewards and rebates of $383 million and $1.1 billion for the third quarter and first nine months of 2019, respectively, and $335 million and $1.0 billion for the third quarter and first nine months of 2018, respectively, are presented net against the related revenues.

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
Table 19.1 presents the components of net periodic benefit cost.
Table 19.1: Net Periodic Benefit Cost

	2019			2018
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$3	—	—	2	—	—
Interest cost (1)	105	5	6	97	5	6
Expected return on plan assets (1)	(142)	—	(7)	(160)	—	(8)
Amortization of net actuarial loss (gain) (1)	37	3	(5)	32	4	(4)
Amortization of prior service credit (1)	—	—	(2)	—	—	(3)
Settlement loss (1)	—	—	—	—	—	—
Net periodic benefit cost (income)	$3	8	(8)	(29)	9	(9)
Nine months ended September 30,
Service cost	$9	—	—	5	—	—
Interest cost (1)	314	16	17	293	16	16
Expected return on plan assets (1)	(426)	—	(21)	(481)	—	(23)
Amortization of net actuarial loss (gain) (1)	111	8	(13)	98	10	(13)
Amortization of prior service credit (1)	—	—	(7)	—	—	(8)
Settlement loss (1)	—	2	—	—	3	—
Net periodic benefit cost (income)	$8	26	(24)	(85)	29	(28)

(1)	Balances are reported in other noninterest expense on the consolidated statement of income.

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 (Summary of Significant Accounting Policies) for discussion on share repurchases.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Wells Fargo net income	$4,610	6,007	$16,676	16,329
Less: Preferred stock dividends and other (1)	573	554	1,284	1,351
Wells Fargo net income applicable to common stock (numerator)	$4,037	5,453	$15,392	14,978
Earnings per common share
Average common shares outstanding (denominator)	4,358.5	4,784.0	4,459.1	4,844.8
Per share	$0.93	1.14	$3.45	3.09
Diluted earnings per common share
Average common shares outstanding	4,358.5	4,784.0	4,459.1	4,844.8
Add: Stock options (2)	0.1	7.5	1.0	8.5
Restricted share rights (2)	31.0	26.5	29.4	25.9
Warrants (2)	—	5.2	—	5.8
Diluted average common shares outstanding (denominator)	4,389.6	4,823.2	4,489.5	4,885.0
Per share	$0.92	1.13	$3.43	3.07

(1)
The quarter and nine months ended September 30, 2019, and September 30, 2018, includes $220 million and $155 million, respectively, as a result of eliminating the discount on our Series K and Series J Preferred Stock. The Series K Preferred Stock was partially redeemed on September 16, 2019, and the Series J Preferred Stock was redeemed on September 17, 2018.

(2)	Calculated using the treasury stock method.
Table 20.2 presents the outstanding Series L convertible preferred stock and options to purchase shares of common stock that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.

Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Series L Convertible Preferred Stock (1)	25.3	25.3	25.3	25.3
Stock options (2)	—	—	—	0.4

(1)	Calculated using the if-converted method.

(2)	Calculated using the treasury stock method.

Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Per common share	$0.51	0.43	$1.41	1.21

Note 21: Other Comprehensive Income
Table 21.1 provides the components of OCI, reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2019			2018			2019			2018
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$652	(159)	493	(1,468)	360	(1,108)	5,192	(1,276)	3,916	(5,528)	1,360	(4,168)
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	77	(19)	58	109	(27)	82	183	(45)	138	268	(66)	202
Net gains on debt securities	(3)	—	(3)	(57)	15	(42)	(148)	36	(112)	(99)	25	(74)
Other noninterest income	2	(1)	1	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)
Subtotal reclassifications to net income	76	(20)	56	51	(12)	39	34	(9)	25	168	(41)	127
Net change	728	(179)	549	(1,417)	348	(1,069)	5,226	(1,285)	3,941	(5,360)	1,319	(4,041)
Derivative and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	28	(7)	21	(21)	5	(16)	58	(14)	44	(147)	36	(111)
Cash Flow Hedges:
Net unrealized losses arising during the period on cash flow hedges	(18)	4	(14)	(3)	—	(3)	(26)	6	(20)	(269)	66	(203)
Reclassification of net losses to net income on cash flow hedges:
Interest income on loans	73	(19)	54	78	(19)	59	228	(57)	171	215	(53)	162
Interest expense on long-term debt	2	—	2	1	—	1	5	(1)	4	1	—	1
Subtotal reclassifications to net income	75	(19)	56	79	(19)	60	233	(58)	175	216	(53)	163
Net change	85	(22)	63	55	(14)	41	265	(66)	199	(200)	49	(151)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	(4)	1	(3)	6	(2)	4
Reclassification of amounts to non interest expense (3):
Amortization of net actuarial loss	35	(9)	26	32	(8)	24	106	(26)	80	95	(23)	72
Settlements and other	(2)	1	(1)	(3)	2	(1)	(5)	3	(2)	(5)	3	(2)
Subtotal reclassifications to non interest expense	33	(8)	25	29	(6)	23	101	(23)	78	90	(20)	70
Net change	33	(8)	25	29	(6)	23	97	(22)	75	96	(22)	74
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(53)	1	(52)	(9)	2	(7)	3	(2)	1	(94)	—	(94)
Net change	(53)	1	(52)	(9)	2	(7)	3	(2)	1	(94)	—	(94)
Other comprehensive income (loss)	$793	(208)	585	(1,342)	330	(1,012)	5,591	(1,375)	4,216	(5,558)	1,346	(4,212)
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			—			—			(1)
Wells Fargo other comprehensive income (loss), net of tax			$585			(1,012)			4,216			(4,211)

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.

(3)	These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for more information).

Note 21: Other Comprehensive Income (continued)

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Derivative and hedging activities	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other compre- hensive income
Quarter ended September 30, 2019
Balance, beginning of period	$751	(549)	(2,246)	(180)	(2,224)
Net unrealized gains (losses) arising during the period	493	7	—	(52)	448
Amounts reclassified from accumulated other comprehensive income	56	56	25	—	137
Net change	549	63	25	(52)	585
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$1,300	(486)	(2,221)	(232)	(1,639)
Quarter ended September 30, 2018
Balance, beginning of period	$(2,919)	(610)	(1,757)	(175)	(5,461)
Reclassification of certain tax effects to retained earnings (1)	31	(87)	(353)	9	(400)
Net unrealized losses arising during the period	(1,108)	(19)	—	(7)	(1,134)
Amounts reclassified from accumulated other comprehensive income	39	60	23	—	122
Net change	(1,038)	(46)	(330)	2	(1,412)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$(3,957)	(656)	(2,087)	(173)	(6,873)
Nine months ended September 30, 2019
Balance, beginning of period	$(3,122)	(685)	(2,296)	(233)	(6,336)
Transition adjustment (2)	481	—	—	—	481
Balance, January 1, 2019	(2,641)	(685)	(2,296)	(233)	(5,855)
Net unrealized gains (losses) arising during the period	3,916	24	(3)	1	3,938
Amounts reclassified from accumulated other comprehensive income	25	175	78	—	278
Net change	3,941	199	75	1	4,216
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—
Balance, end of period	$1,300	(486)	(2,221)	(232)	(1,639)
Nine months ended September 30, 2018
Balance, beginning of period	$171	(418)	(1,808)	(89)	(2,144)
Transition adjustment (3)	(118)	—	—	—	(118)
Balance, January 1, 2018	53	(418)	(1,808)	(89)	(2,262)
Reclassification of certain tax effects to retained earnings (1)	31	(87)	(353)	9	(400)
Net unrealized gains (losses) arising during the period	(4,168)	(314)	4	(94)	(4,572)
Amounts reclassified from accumulated other comprehensive income	127	163	70	—	360
Net change	(4,010)	(238)	(279)	(85)	(4,612)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	(1)	(1)
Balance, end of period	$(3,957)	(656)	(2,087)	(173)	(6,873)

(1)
Represents the reclassification from other comprehensive income to retained earnings as a result of the adoption of ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the third quarter of 2018.

(2)
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
Table 22.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Quarter ended Sep 30,
Net interest income (2)	$6,769	7,338	4,382	4,726	989	1,102	(515)	(594)	11,625	12,572
Provision (reversal of provision) for credit losses	608	547	92	26	3	6	(8)	1	695	580
Noninterest income	4,470	4,478	2,560	2,578	4,152	3,124	(797)	(811)	10,385	9,369
Noninterest expense	8,766	7,467	3,889	3,935	3,431	3,243	(887)	(882)	15,199	13,763
Income (loss) before income tax expense (benefit)	1,865	3,802	2,961	3,343	1,707	977	(417)	(524)	6,116	7,598
Income tax expense (benefit)	667	925	315	475	426	244	(104)	(132)	1,304	1,512
Net income (loss) before noncontrolling interests	1,198	2,877	2,646	2,868	1,281	733	(313)	(392)	4,812	6,086
Less: Net income from noncontrolling interests	199	61	2	17	1	1	—	—	202	79
Net income (loss) (3)	$999	2,816	2,644	2,851	1,280	732	(313)	(392)	4,610	6,007
Average loans	$459.0	460.9	474.3	462.8	75.9	74.6	(59.4)	(58.8)	949.8	939.5
Average assets	1,033.9	1,024.9	869.2	827.2	84.7	83.8	(60.4)	(59.6)	1,927.4	1,876.3
Average deposits	789.7	760.9	422.0	413.6	142.4	159.8	(62.7)	(67.9)	1,291.4	1,266.4
Nine months ended Sep 30,
Net interest income (2)	$21,083	21,879	13,451	13,951	3,127	3,325	(1,630)	(1,804)	36,031	37,351
Provision (reversal of provision) for credit losses	1,797	1,249	254	(30)	6	(2)	(14)	6	2,043	1,223
Noninterest income	13,711	13,573	7,667	7,829	10,143	9,094	(2,349)	(2,419)	29,172	28,077
Noninterest expense	23,667	23,459	11,609	12,132	9,980	9,894	(2,692)	(2,698)	42,564	42,787
Income (loss) before income tax expense (benefit)	9,330	10,744	9,255	9,678	3,284	2,527	(1,273)	(1,531)	20,596	21,418
Income tax expense (benefit)	1,929	3,147	1,049	1,302	819	630	(318)	(383)	3,479	4,696
Net income (loss) before noncontrolling interests	7,401	7,597	8,206	8,376	2,465	1,897	(955)	(1,148)	17,117	16,722
Less: Net income from noncontrolling interests	432	372	3	15	6	6	—	—	441	393
Net income (loss) (3)	$6,969	7,225	8,203	8,361	2,459	1,891	(955)	(1,148)	16,676	16,329
Average loans	$458.3	465.0	474.9	464.2	75.1	74.4	(59.2)	(58.8)	949.1	944.8
Average assets	1,024.8	1,040.2	855.4	827.6	83.9	84.0	(60.2)	(59.6)	1,903.9	1,892.2
Average deposits	777.7	756.4	414.1	424.4	146.3	168.2	(63.9)	(70.8)	1,274.2	1,278.2

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
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2019, the Bank met these requirements. Other subsidiaries, including the Company’s insurance and broker-dealer subsidiaries, are also subject to various minimum capital levels, as defined by applicable industry regulations. The minimum capital levels for these subsidiaries, and related restrictions, are not significant to our consolidated operations.
Table 23.1: Regulatory Capital Information

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2019				December 31, 2018			September 30, 2019			December 31, 2018
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$144,739		144,739		146,363	146,363		145,265	145,265		142,685	142,685
Tier 1	164,872		164,872		167,866	167,866		145,265	145,265		142,685	142,685
Total	194,526		202,480		198,798	207,041		157,212	164,736		155,558	163,380
Assets:
Risk-weighted assets	$1,218,519		1,246,238		1,177,350	1,247,210		1,096,348	1,149,329		1,058,653	1,154,182
Adjusted average assets (1)	1,898,590		1,898,590		1,850,299	1,850,299		1,674,518	1,674,518		1,652,009	1,652,009
Regulatory capital ratios:
Common equity tier 1 capital	11.88%		11.61	*	12.43	11.74	*	13.25	12.64	*	13.48	12.36	*
Tier 1 capital	13.53		13.23	*	14.26	13.46	*	13.25	12.64	*	13.48	12.36	*
Total capital	15.96	*	16.25		16.89	16.60	*	14.34	14.33	*	14.69	14.16	*
Tier 1 leverage (1)	8.68		8.68		9.07	9.07		8.68	8.68		8.64	8.64
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2019				December 31, 2018			September 30, 2019			December 31, 2018
Supplementary leverage: (2)
Total leverage exposure	$2,240,106				2,174,564			1,993,756			1,957,276
Supplementary leverage ratio	7.36%				7.72			7.29			7.29
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	The leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items.

(2)
The supplementary leverage ratio consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.

Table 23.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of September 30, 2019, and
December 31, 2018.

Table 23.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Regulatory capital ratios:
Common equity tier 1 capital	9.000%	7.875	7.000	6.375
Tier 1 capital	10.500	9.375	8.500	7.875
Total capital	12.500	11.375	10.500	9.875
Tier 1 leverage	4.000	4.000	4.000	4.000
Supplementary leverage	5.000	5.000	6.000	6.000

(1)
At September 30, 2019, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 2.500% and a global systemically important bank (G-SIB) surcharge of 2.000%. Only the 2.500% capital conservation buffer applies to the Bank at September 30, 2019.

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held to maturity
ALCO	Asset/Liability Management Committee	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low income housing tax credit
AUA	Assets under administration	LOCOM	Lower of cost or fair value
AUM	Assets under management	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed security
BCBS	Basel Committee on Bank Supervision	MLHFS	Mortgage loans held for sale
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CDO	Collateralized debt obligation	OCC	Office of the Comptroller of the Currency
CDS	Credit default swaps	OCI	Other comprehensive income
CECL	Current expected credit loss	OTC	Over-the-counter
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CFPB	Consumer Financial Protection Bureau	PCI Loans	Purchased credit-impaired loans
CLO	Collateralized loan obligation	PTPP	Pre-tax pre-provision profit
CLTV	Combined loan-to-value	RBC	Risk-based capital
CPI	Collateral protection insurance	RMBS	Residential mortgage-backed securities
CRE	Commercial real estate	ROA	Wells Fargo net income to average total assets
DPD	Days past due	ROE	Wells Fargo net income applicable to common stock
ESOP	Employee Stock Ownership Plan		to average Wells Fargo common stockholders’ equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2019.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	26,547,735	$47.03	516,570,226
August	73,795,523	45.68	442,774,703
September	58,756,005	48.13	384,018,698
Total	159,099,263

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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
10(b)	Wells Fargo Bonus Plan, as amended effective January 1, 2020.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2019                                                             WELLS FARGO & COMPANY

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)