Form 10-K
period 2019-12-31
WELLS FARGO & COMPANY/MN
filed 2020-02-27
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019            Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-249-3302

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	WFC.PRN	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	WFC.PRO	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	WFC.PRP	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	WFC.PRT	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	WFC.PRV	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	WFC.PRW	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	WFC.PRX	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Z	WFC.PRZ	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	WFC/TP	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 28, 2019, the aggregate market value of common stock held by non-affiliates was approximately $208.7 billion, based on a closing price of $47.32. At February 18, 2020, 4,099,887,226 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2019 (“2019 Annual Report to Shareholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.
2. Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2020 (“2020 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS

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
At December 31, 2019, we had assets of $1.9 trillion, loans of $962 billion, deposits of $1.3 trillion and stockholders’ equity of $187 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2019, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 89% of the Company’s assets.
At December 31, 2019, we had 259,800 active, full-time equivalent team members.
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

DESCRIPTION OF BUSINESS

General

We are a diversified financial services company. We provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices, the internet (www.wellsfargo.com) and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in countries outside the U.S. We provide consumer financial products and services including checking and savings accounts, credit and debit cards, and automobile, student, mortgage and home equity and small business lending. In addition, we offer financial planning, private banking, investment management, and fiduciary services. We also provide financial solutions to businesses through products and services including traditional commercial loans and lines of credit, letters of credit, asset-based lending, trade financing, treasury management, and investment banking services.
As of December 31, 2019, we had three operating segments for management reporting purposes: Community Banking; Wholesale Banking; and Wealth and Investment Management. The 2019 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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
REGULATION AND SUPERVISION

We describe below, and in Note 3 (Cash, Loan and Dividend Restrictions) and Note 29 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2019 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and “Risk Factors” sections in the 2019 Annual Report to Shareholders for additional information.

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

Subsidiary Banks.  Our subsidiary national banks, and their subsidiaries, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency

(OCC) and also by the Federal Deposit Insurance Corporation (FDIC), the FRB, the Consumer Financial Protection Bureau (CFPB), the SEC and the Commodities Futures Trading Commission (CFTC). The non-U.S. branches and representative offices of our subsidiary national banks are subject to regulation and examination by their respective financial regulators as well as by the OCC and the FRB. Non-U.S. subsidiaries of our national bank subsidiaries may be subject to the laws and regulations of the countries in which they conduct business. Our state-chartered bank is subject to primary federal regulation and examination by the FDIC and, in addition, is regulated and examined by its state banking department.

Nonbank Subsidiaries.  Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our brokerage subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and, in some cases, the CFTC and the Municipal Securities Rulemaking Board, and state securities regulators. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states as well as non-U.S. countries in which they conduct business.

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
Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In March 2017, we announced that the OCC had downgraded our most recent CRA rating, which covers the years 2009-2012, to “Needs to Improve” due to previously issued regulatory consent orders and, thus, we are subject to, among other things, the prohibitions noted above. In addition, if the FRB finds that the Company or any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act. For more information about our CRA rating, see the "Regulatory Matters" and "Risk Factors" sections of the 2019 Annual Report to Shareholders.

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

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2019 Annual Report to Shareholders.
Furthermore, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019 (the “Support Agreement”), among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2019 Annual Report to Shareholders for additional information on the Support Agreement.
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
In addition, the FRB's enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2019 Annual Report to Shareholders.

Holding Company Structure

Transfer of Funds from Subsidiary Banks.  The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured by qualifying collateral. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms. The Company is also subject to lending limits and qualitative requirements on loans to executive officers, directors and principal shareholders of the Parent and its subsidiary banks.

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

Liability of Commonly Controlled Institutions.  All of the Company’s subsidiary banks in the U.S. are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, has resulted in broad changes to the U.S. financial system and is the most significant financial reform legislation since the 1930s. The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and "Risk Factors" sections of the 2019 Annual Report to Shareholders.

Capital Requirements and Planning

The Company and each of our insured depository institutions are subject to various regulatory capital adequacy requirements administered by federal banking regulators. These capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also finalized rules to impose a supplementary leverage ratio on large BHCs, like Wells Fargo, and their insured depository institutions, and to implement a liquidity coverage ratio. The FRB has also finalized rules to address the amount of equity and unsecured long-term debt a G-SIB must hold to improve its resolvability and resiliency, often referred to as total loss absorbing capacity.
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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2019 Annual Report to Shareholders.

Deposit Insurance Assessments

Our subsidiary banks in the U.S., including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor and funds the DIF through assessments on member banks. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.
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
In addition to the base assessments and any surcharge to maintain the DIF, all FDIC-insured depository institutions were required to pay a quarterly assessment towards interest payments on bonds (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Agency. In December 2018, the Federal Housing Finance Agency finalized a rule, which, among other things, determined that the final assessment on FICO bonds would be paid in March 2019, based on the second quarter assessment percentage. This assessment was 0.14% of the assessable deposit base for first quarter 2019 and 0.12% for second quarter 2019. For the year ended December 31, 2019, the Company’s FDIC deposit insurance assessments, including FICO assessments, totaled $526 million.
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

ADDITIONAL INFORMATION

Additional information in response to this Item 1 can be found in the 2019 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS

Information in response to this Item 1A can be found in this report under Item 1 and in the 2019 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

December 31, 2019	Approximate square footage (in millions)
We currently occupy properties in:

United States
San Francisco, California
420 Montgomery Street (corporate headquarters)	0.4
All other San Francisco locations	3.7
Total San Francisco, California	4.1

Top 10 other U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	8.1
Minneapolis-St. Paul-Bloomington, MN-WI	5.7
New York-Newark-Jersey City, NY-NJ-PA	3.9
Los Angeles-Long Beach-Anaheim, CA	3.7
Phoenix-Mesa-Scottsdale, AZ	3.5
Des Moines-West Des Moines, IA	3.3
St. Louis, MO-IL	2.5
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	2.0
Dallas-Fort Worth-Arlington, TX	1.7
Miami-Fort Lauderdale-West Palm Beach, FL	1.6
All other U.S. locations	42.9
Total United States	83.0

Top 5 International locations:
India	2.3
Philippines	0.9
United Kingdom	0.3
Canada	0.2
China	0.1
All other international locations	0.2
Total International	4.0

Total square footage property occupied	87.0
As of December 31, 2019, we provided banking, investment and mortgage products and services, as well as consumer and commercial finance, through approximately 7,400 locations under ownership and lease agreements. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ADDITIONAL INFORMATION

Additional information in response to this Item 2 can be found in the 2019 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 9 (Premises, Equipment and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS

Information in response to this Item 3 can be found in the 2019 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 17 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2019 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 18, 2020, there were 293,506 holders of record of the Company’s common stock.

DIVIDENDS

The dividend restrictions discussions in the “Regulation and Supervision – Dividend Restrictions” section under Item 1 of this report and in the 2019 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES

In October 2018, our Board of Directors authorized the repurchase of 350 million shares of our common stock. In July 2019, our Board of Directors authorized the repurchase of an additional 350 million shares of our common stock. The authorizations cover shares repurchased to meet team member benefit plan requirements. The Company maintains a variety of retirement plans for its team members and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate team member preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. See the “Capital Management” section in the 2019 Annual Report to Shareholders for additional information about our common stock repurchases.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2019.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased (1)	price paid per share	the authorizations
October	53,644,427	$49.88	330,374,271
November	44,833,286	53.45	285,540,985
December	42,624,749	53.85	242,916,236
Total	141,102,462

(1)
All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on October 23, 2018, or an authorization covering up to an additional 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 23, 2019. Unless modified or revoked by the Board, these authorizations do not expire.

ITEM 6.	SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in the 2019 Annual Report to Shareholders under “Financial Review” in Table 1. That information is incorporated into this item by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this Item 7 can be found in the 2019 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A can be found in the 2019 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this Item 8 can be found in the 2019 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Information in response to this Item 9A can be found in the
2019 Annual Report to Shareholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

William M. Daley (age 71)
Vice Chairman of Public Affairs since November 2019;
Vice Chairman and a member of the Executive Committee at Bank of New York Mellon, a financial services company, from June 2019 to October 2019;
Managing Partner at Argentiere Capital, an investment management firm, from May 2014 to June 2019.
Mr. Daley has served with the Company for less than 1 year.

Douglas R. Edwards (age 62)
Executive Vice President and Acting General Counsel since February 2020;
Executive Vice President and Deputy General Counsel (Global Commercial & Securities) from October 2019 to February 2020;
Executive Vice President and Interim General Counsel from March 2019 to October 2019;
Executive Vice President and Deputy General Counsel (Global Commercial & Securities) from June 2014 to March 2019.
Mr. Edwards has served with the Company or its predecessors for 25 years.

Derek A. Flowers (age 48)
Senior Executive Vice President and Head of Strategic Execution and Operations since June 2019;
Executive Vice President and Chief Credit and Market Risk Officer from July 2016 to June 2019;
Executive Vice President and Chief Credit Officer from July 2014 to July 2016.
Mr. Flowers has served with the Company or its predecessors for 21 years.

David C. Galloreese (age 40)
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
Senior Vice President and Head of Talent at Walmart Inc., a multinational retailer, from October 2017 to June 2018;
Senior Vice President and Chief Human Resources Officer at Sam’s Club (Walmart Inc.) from October 2016 to June 2018;
Vice President and Head of Human Resources at Medallia Inc., an international software company, from May 2012 to October 2016.
Mr. Galloreese has served with the Company for 2 years.

Richard D. Levy (age 62)
Executive Vice President and Chief Accounting Officer since January 2020;
Executive Vice President and Controller from February 2007 to January 2020.
Mr. Levy has served with the Company for 17 years.

Mary T. Mack (age 57)
Senior Executive Vice President, CEO of Consumer and Small Business Banking, and Interim CEO of Consumer Lending since February 2020;
Senior Executive Vice President (Consumer Banking), reflecting the renamed Consumer Banking organization which combined Community Banking and Consumer Lending, from April 2019 to February 2020;
Senior Executive Vice President (Consumer Lending) from December 2017 to April 2019 and Senior Executive Vice President (Community Banking) from November 2016 to April 2019;
Executive Vice President (Wells Fargo Clearing Services, LLC, f/k/a Wells Fargo Advisors, LLC) from December 2009 to November 2016.
Ms. Mack has served with the Company or its predecessors for 35 years.

Amanda G. Norton (age 53)
Senior Executive Vice President and Chief Risk Officer since June 2018;
Chief Risk Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from November 2013 to June 2018.
Ms. Norton has served with the Company for 2 years.

Perry G. Pelos (age 56)
Senior Executive Vice President and CEO of Commercial Banking since February 2020;
Senior Executive Vice President (Wholesale Banking) from November 2016 to February 2020;
Executive Vice President (Commercial Banking Services Group) from January 2016 to November 2016;
Executive Vice President (Commercial Banking, f/k/a Middle Market Banking) from May 2009 to January 2016.
Mr. Pelos has served with the Company or its predecessors for 32 years.

Scott E. Powell (age 57)
Senior Executive Vice President and Chief Operating Officer since December 2019;
President and Chief Executive Officer of Santander Consumer USA Holdings Inc., a financial services company, from August 2017 to December 2019;
Senior Executive Vice President of Santander Bank, N.A., a financial services company, from August 2017 to December 2019;
Chief Executive Officer of Santander Bank, N.A. from July 2015 to August 2017;
President and Chief Executive Officer of Santander Holdings USA Inc., a financial services company, from March 2015 to December 2019.
Mr. Powell has served with the Company for less than 1 year.

Charles W. Scharf (age 54)
Chief Executive Officer and President since October 2019;
Chief Executive Officer of Bank of New York Mellon, a financial services company, from July 2017 to September 2019;
Chief Executive Officer of Visa, Inc., a financial services company, from November 2012 to December 2016.
Mr. Scharf has served with the Company for less than 1 year.

John R. Shrewsberry (age 54)
Senior Executive Vice President and Chief Financial Officer since May 2014.
Mr. Shrewsberry has served with the Company or its predecessors for 21 years.

Saul Van Beurden (age 50)
Senior Executive Vice President and Head of Technology since April 2019;
Chief Information Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from August 2016 to January 2019;
Chief Information Officer of Consumer and Business Banking at JPMorgan Chase & Co. from January 2016 to August 2016;
Chief Information Officer of Consumer Lending and Mortgage Banking at JPMorgan Chase & Co. from April 2014 to January 2016.
Mr. Van Beurden has served with the Company for less than 1 year.

Jonathan G. Weiss (age 62)
Senior Executive Vice President, CEO of Corporate and Investment Banking, and Interim CEO of Wealth and Investment Management since February 2020;
Senior Executive Vice President (Wealth and Investment Management) from July 2017 to February 2020;
President and Chief Executive Officer of Wells Fargo Securities, LLC from May 2014 to June 2017.
Mr. Weiss has served with the Company for 14 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has five members: John D. Baker II, Theodore F. Craver, Jr., Charles H. Noski, James H. Quigley (Chair), and Ronald L. Sargent. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS
CONDUCT

The Company’s Code of Ethics and Business Conduct applicable to team members (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance.

ADDITIONAL INFORMATION

Additional information in response to this Item 10 can be found in the Company’s 2020 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors – Director Nominees for Election” and under “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item 11 can be found in the Company’s 2020 Proxy Statement under “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Human Capital Management – Performance Management and Compensation – Incentive Compensation Risk Management,” and “Human Capital Management – Our Workforce – CEO Pay Ratio and Median Annual Total Compensation.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans in effect on December 31, 2019, separately aggregated for plans approved by shareholders and for plans not approved by shareholders. A description of the material features of each equity compensation plan not approved by shareholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2019, unless otherwise indicated.

Equity Compensation Plan Information
	(a)		(b)	(c)
				# of shares remaining
	# of shares to be			available for future
	issued upon exercise		Weighted-average	issuance under equity
	of outstanding		exercise price of	compensation plans
	options, warrants		outstanding options,	(excluding securities
Plan category	and rights		warrants and rights (1)	reflected in column (a))
Equity compensation plans approved by security holders	62,323,188	(2)	$31.72	248,151,530	(3)
Equity compensation plans not approved by security holders	4,834,689	(4)	NA	3,746,048	(5)
Total	67,157,877		31.72	251,897,578

(1)	Does not reflect restricted share rights (RSRs), restricted share units (RSUs), performance share awards or deferred compensation benefits because they have no exercise price.

(2)
For the Long-Term Incentive Compensation Plan (LTICP), consists of 60,560 shares subject to options, 50,915,461 shares subject to RSRs, and a maximum of 8,971,975 performance shares. For the Supplemental 401(k) Plan, consists of 1,896,923 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 255,613 shares issuable upon distribution of deferred stock awards, and 222,655 shares issuable upon distribution of deferred compensation benefits.

(3)
We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards other than options or stock appreciation rights (SARs) counts as two shares.

(4)
This consists of shares of common stock issuable upon distribution of deferred compensation benefits and 4,760 shares issuable upon distribution related to the Norwest Corporation Directors’ Formula Stock Award Plan.

(5)
We could have issued the number of shares of our common stock indicated in the following table pursuant to distributions of deferred compensation benefits. No information is provided for the Norwest Corporation Directors’ Formula Stock Award Plan because no future awards or deferrals will be made under this plan and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

	# of shares remaining
	available for future
	issuance under equity
Plans approved by security holders	compensation plans	Award types
LTICP	245,964,204	Stock options, stock, SARs, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,812,033	Deferral distribution
Directors Plan	375,293	Stock options, deferral distribution
Total	248,151,530

	# of shares remaining
	available for future
	issuance under equity
Plans not approved by security holders	compensation plans	Award types
Deferred Compensation Plan	3,573,157	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	172,891	Deferral distribution
Total	3,746,048

Material Features of Equity Compensation Plans Not Approved by Shareholders

Deferred Compensation Plan.  Under the Deferred Compensation Plan, eligible team members may defer receipt of salary, bonuses and certain other compensation subject to the terms of the plan. Deferral elections are irrevocable once made except for limited re-deferral opportunities. We treat amounts deferred by a participant as if invested in the earnings options selected by the participant, and determine the deferred compensation benefit payable to the participant based on the performance of those earnings options. The plan offers a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the Company with respect to their deferred compensation benefits under the plan.

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

ADDITIONAL INFORMATION

Additional information in response to this Item 12 can be found in the Company’s 2020 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table” and “Ownership of Our Common Stock – Principal Shareholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Company’s 2020 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item 14 can be found in the Company’s 2020 Proxy Statement under “Audit Matters – Item 3 – Ratify Appointment of Independent Registered Public Accounting Firm for 2020 – KPMG Fees” and “Audit Matters – Item 3 – Ratify Appointment of Independent Registered Public Accounting Firm for 2020 – Audit Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS

The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2019 Annual Report to Shareholders, and are incorporated into this item by reference.

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth below. Shareholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC D1130-117, 301 S. Tryon Street, 11th Floor, Charlotte, North Carolina 28282.
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 26, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
Forms of Performance Share Award Agreement:
	For grants on or after February 24, 2020;	Filed herewith.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
	For grants on or after February 26, 2018;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after February 24, 2020;	Filed herewith.
	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after April 7, 2019;	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	For grants on or after December 14, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
	Wells Fargo Bonus Plan, as amended effective January 1, 2019.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	Wells Fargo Bonus Plan, as amended effective January 1, 2018.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
	Wells Fargo Bonus Plan, as amended effective January 1, 2017.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(c)*	Form of Cash Award Agreement for grants on or after February 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10(d)*	Deferred Compensation Plan, as amended and restated effective January 1, 2020.	Filed herewith.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Exhibit Number	Description	Location
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(e)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(f)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(g)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(h)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.

Exhibit Number	Description	Location
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(i)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(j)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(k)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(l)*	Description of the Company's Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
10(m)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(n)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(o)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(p)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(q)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation's Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(r)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.

Exhibit Number	Description	Location
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Form of stock award agreement for employees of Wachovia Corporation, including Jonathan Weiss.	Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(s)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(t)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
10(u)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed September 27, 2019.

13	2019 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2020.

WELLS FARGO & COMPANY

By:

/s/ CHARLES W. SCHARF
Charles W. Scharf
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ CHARLES W. SCHARF
Charles W. Scharf
President and Chief Executive Officer
(Principal Executive Officer)
February 26, 2020

By:

/s/ JOHN R. SHREWSBERRY
John R. Shrewsberry
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 26, 2020

By:

/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
February 26, 2020

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering James H. Quigley to sign this document on their behalf.

John D. Baker II	Wayne M. Hewett	Richard B. Payne, Jr.	Ronald L. Sargent
Celeste A. Clark	Donald M. James	Juan A. Pujadas	Charles W. Scharf
Theodore F. Craver, Jr.	Maria R. Morris	James H. Quigley	Suzanne M. Vautrinot
Elizabeth A. Duke	Charles H. Noski

By:

/s/ JAMES H. QUIGLEY
James H. Quigley
Director and Attorney-in-fact
February 26, 2020