Form 10-Q
period 2020-03-31
WELLS FARGO & COMPANY/MN
filed 2020-05-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 24, 2020
Common stock, $1-2/3 par value	4,099,997,545

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Mar 31, 2020 from
($ in millions, except per share amounts)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
For the Period
Wells Fargo net income	$653	2,873	5,860	(77)%	(89)
Wells Fargo net income applicable to common stock	42	2,546	5,507	(98)	(99)
Diluted earnings per common share	0.01	0.60	1.20	(98)	(99)
Profitability ratios (annualized):
Wells Fargo net income to average assets (ROA)	0.13%	0.59	1.26	(78)	(90)
Wells Fargo net income applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	0.10	5.91	12.71	(98)	(99)
Return on average tangible common equity (ROTCE) (1)	0.12	7.08	15.16	(98)	(99)
Efficiency ratio (2)	73.6	78.6	64.4	(6)	14
Total revenue	$17,717	19,860	21,609	(11)	(18)
Pre-tax pre-provision profit (PTPP) (3)	4,669	4,246	7,693	10	(39)
Dividends declared per common share	0.51	0.51	0.45	—	13
Average common shares outstanding	4,104.8	4,197.1	4,551.5	(2)	(10)
Diluted average common shares outstanding	4,135.3	4,234.6	4,584.0	(2)	(10)
Average loans	$965,046	956,536	950,010	1	2
Average assets	1,950,659	1,941,843	1,883,091	—	4
Average total deposits	1,337,963	1,321,913	1,262,062	1	6
Average consumer and small business banking deposits (4)	779,521	763,169	739,654	2	5
Net interest margin	2.58%	2.53	2.91	2	(11)
At Period End
Debt securities	$501,563	497,125	483,467	1	4
Loans	1,009,843	962,265	948,249	5	6
Allowance for loan losses	11,263	9,551	9,900	18	14
Goodwill	26,381	26,390	26,420	—	—
Equity securities	54,047	68,241	58,440	(21)	(8)
Assets	1,981,349	1,927,555	1,887,792	3	5
Deposits	1,376,532	1,322,626	1,264,013	4	9
Common stockholders’ equity	162,654	166,669	176,025	(2)	(8)
Wells Fargo stockholders’ equity	182,718	187,146	197,832	(2)	(8)
Total equity	183,330	187,984	198,733	(2)	(8)
Tangible common equity (1)	134,787	138,506	147,723	(3)	(9)
Capital ratios (5):
Total equity to assets	9.25%	9.75	10.53	(5)	(12)
Risk-based capital:
Common Equity Tier 1	10.67	11.14	11.92	(4)	(10)
Tier 1 capital	12.22	12.76	13.64	(4)	(10)
Total capital (6)	15.21	15.75	16.74	(3)	(9)
Tier 1 leverage	8.03	8.31	9.15	(3)	(12)
Common shares outstanding	4,096.4	4,134.4	4,511.9	(1)	(9)
Book value per common share (7)	$39.71	40.31	39.01	(1)	2
Tangible book value per common share (1)(7)	32.90	33.50	32.74	(2)	—
Team members (active, full-time equivalent)	262,800	259,800	262,100	1	—

(1)
Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.

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

(5)
The risk-based capital ratios were calculated under the lower of the Standardized or Advanced Approach determined pursuant to Basel III. Beginning January 1, 2018, the requirements for calculating common equity tier 1 and tier 1 capital, along with risk-weighted assets, became fully phased-in. Accordingly, the information presented reflects fully phased-in common equity tier 1 capital, tier 1 capital and risk-weighted assets, but reflects total capital still in accordance with Transition Requirements. See the “Capital Management” section and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

(6)
The total capital ratio for December 31, 2019, has been revised to the lower ratio under the Standardized Approach due to an increase in the previously disclosed total capital ratio under the Advanced Approach as a result of a decrease in risk-weighted assets (RWAs) due to the correction of duplicated operational loss amounts.

(7)	Book value per common share is common stockholders’ equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.

Overview (continued)

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for definitions of terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.98 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through 7,400 locations, more than 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 31 countries and territories to support customers who conduct business in the global economy. With approximately 263,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 29 on Fortune’s 2019 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2020.
Wells Fargo’s top priority remains meeting its regulatory requirements in order to build the right foundation for all that lies ahead. To do that, the Company is committing the resources necessary to ensure that we operate with the strongest business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.
In response to the COVID-19 pandemic, we have been working diligently to protect employee safety while continuing to carry out Wells Fargo’s role as a provider of critical and essential services to the public. We have taken comprehensive steps to help customers, employees and communities.
For our customers, we have suspended residential property foreclosure activities, offered fee waivers, and provided payment deferrals, among other actions. We are also rapidly expanding digital access and deploying new tools, including changes to our ATMs and mobile technology for the convenience of our customers. We continue to work with regulatory agencies, government officials, and not-for-profit groups to identify other ways to assist customers facing financial challenges in the current environment.
For our employees, we have enabled approximately 180,000 to work remotely. For jobs that cannot be done from home, we have taken significant actions to help ensure employee safety, including adopting social distancing measures, staggering staff and shifts, and implementing an enhanced cleaning program. We are also making additional cash payments to employees whose roles require them to come into the office.
To support our communities, we are directing $175 million in charitable donations from the Wells Fargo Foundation to help address food, shelter, small business and housing stability, as well as providing help to public health organizations fighting to contain the spread of COVID-19.
We have strong levels of capital and liquidity, and we remain focused on delivering for our customers and communities to get through these unprecedented times.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. While our total consolidated assets of $1.98 trillion as of the end of first quarter 2020 were in excess of our total consolidated assets of $1.95 trillion as of December 31, 2017, we continued to operate in compliance with the asset cap because the two-quarter daily average for our assets of $1.943 trillion remained below the asset cap level. We are actively working to create balance sheet capacity to lend to and help our customers during these unprecedented and challenging times created by the COVID-19 pandemic. Due to the COVID-19 pandemic, on April 8, 2020, the FRB amended the consent order to allow the Company to exclude from the asset cap any on- balance sheet exposure resulting from loans made by the Company in connection with the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. As required under the amendment to the consent order, certain fees and other economic benefits received by the Company from loans made in connection with these programs shall be transferred to the U.S. Treasury or to non-profit organizations approved by the FRB that support small businesses. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company.

Retail Sales Practices Matters
In September 2016, we announced settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney, and entered into related consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains a top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, team members, and other stakeholders, and building a better Company for the future. Our priority of rebuilding trust has included numerous actions focused on identifying potential financial harm to customers resulting from these matters and providing remediation.
For additional information regarding retail sales practices matters, including related legal matters, see the “Risk Factors” section in our 2019 Form 10-K and Note 14 (Legal Actions) to Financial Statements in this Report.

Other Customer Remediation Activities
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort. We have previously disclosed key areas of focus as part of our rebuilding trust efforts and are in the process of providing remediation for those matters. We have accrued for the reasonably estimable remediation costs related to our rebuilding trust efforts, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators.
As our ongoing reviews continue, it is possible that in the future we may identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. For more information, including related legal and regulatory risk, see the “Risk Factors” section in our 2019 Form 10-K and Note 14 (Legal Actions) to Financial Statements in this Report.

Financial Performance
Wells Fargo net income was $653 million in first quarter 2020 with diluted earnings per common share (EPS) of $0.01, compared with $5.9 billion and $1.20, respectively, a year ago. Our results in first quarter 2020 were impacted by a $4.0 billion provision for credit losses and an impairment of debt and equity securities of $950 million driven by economic and market conditions. Financial performance items for first quarter 2020 compared with the same period a year ago included:

•	revenue of $17.7 billion, down $3.9 billion, with net interest income of $11.3 billion, down $999 million, or 8%, and noninterest income of $6.4 billion, down $2.9 billion, or 31%;

•	a net interest margin of 2.58%, down 33 basis points;

•	noninterest expense of $13.0 billion, down $868 million, or 6%;

•	an efficiency ratio of 73.6%, compared with 64.4%;

•	average loans of $965.0 billion, up $15.0 billion;

•	average deposits of $1.34 trillion, up $75.9 billion;

•	net loan charge-off rate of 0.38% (annualized) of average loans, compared with 0.30% (annualized);

•	nonaccrual loans of $6.2 billion, down $749 million, or 11%; and

•	return on assets (ROA) of 0.13% and return on equity (ROE) of 0.10%, down from 1.26% and 12.71%, respectively.

Balance Sheet and Liquidity
Our balance sheet remained strong during first quarter 2020 with solid levels of liquidity and capital. Our total assets were $1.98 trillion at March 31, 2020. Cash and other short-term investments decreased $6.1 billion from December 31, 2019, reflecting lower federal funds sold and securities purchased under resale agreements, partially offset by an increase in cash balances. Debt securities increased $4.4 billion from December 31, 2019, predominantly due to an increase in held-to-maturity debt securities, partially offset by a decline in available-for-sale debt securities. Loans increased $47.6 billion from December 31, 2019, predominantly due to increases in commercial and industrial loans driven by draws of revolving lines and origination of new lending facilities due to the impact of the COVID-19 pandemic on economic and market conditions. The increase in loans was partially offset by a decrease in credit card loans primarily due to seasonality and fewer new account openings, and declines in consumer real estate mortgages and other revolving credit and installment loans, as originations and draws of existing lines were more than offset by paydowns.
Average deposits in first quarter 2020 were $1.34 trillion, up $75.9 billion from first quarter 2019, which reflected growth from retail banking deposit campaigns, as well as the inflow of deposits associated with corporate and commercial loan draws.

Credit Quality
Credit quality declined due to the COVID-19 pandemic’s effect on market conditions, which impacted our customer base.
Net loan charge-offs were $909 million, or 0.38% (annualized) of average loans, in first quarter 2020, compared with $695 million a year ago (0.30%) (annualized). Our commercial portfolio net loan charge-offs were $324 million, or 25 basis points (annualized) of average commercial loans, in first quarter 2020, compared with net loan charge-offs of $145 million, or 11 basis points (annualized), a year ago, predominantly driven by increased losses in our commercial and industrial loan portfolio primarily related to higher oil and gas net charge-offs reflecting significant declines in oil prices. Our consumer portfolio net loan charge-offs were $585 million, or 53 basis points (annualized) of average consumer loans, in first

Overview (continued)

quarter 2020, compared with net loan charge-offs of $550 million, or 51 basis points (annualized), a year ago, primarily driven by increased losses in our credit card portfolio.
The allowance for credit losses (ACL) for loans of $12.0 billion at March 31, 2020, increased $1.2 billion, compared with a year ago, and increased $1.6 billion from December 31, 2019. We had a $2.9 billion increase in the allowance for credit losses for loans in first quarter 2020, partially offset by a $1.3 billion decline as a result of our adoption on January 1, 2020, of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), compared with a $150 million increase in the allowance in the same period a year ago. The increase in the allowance for credit losses for loans reflected forecasted credit deterioration due to the COVID-19 pandemic and credit weakness in the oil and gas portfolio due to the recent sharp declines in oil prices. The allowance coverage for total loans was 1.19% at March 31, 2020, compared with 1.14% a year ago and 1.09% at December 31, 2019. The allowance covered 3.3 times annualized net loan charge-offs in first quarter 2020, compared with 3.8 times in first quarter 2019. Our provision for loan losses was $3.8 billion in first quarter 2020, up from $845 million a year ago, which reflected an increase in the allowance for credit losses for loans due to forecasted credit deterioration due to the COVID-19 pandemic, and higher net loan charge-offs primarily due to the impact of the recent sharp decline in oil prices on our oil and gas portfolio.
Nonperforming assets (NPAs) at March 31, 2020, of $6.4 billion, increased $759 million, or 13%, from December 31, 2019, and represented 0.63% of total loans at March 31, 2020. Nonaccrual loans increased $810 million from December 31, 2019, driven by increases in commercial and industrial, and commercial real estate mortgage as the effect of the COVID-19 pandemic on market conditions began to impact our customer base. In addition, real estate 1-4 family mortgage nonaccrual loans increased primarily as a result of our adoption of CECL, which required the reclassification of purchased credit-impaired loans as nonaccruing based on performance. Foreclosed assets decreased $51 million from December 31, 2019. For information on how we are assisting our customers in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management” section in this Report.

Capital
We maintained a solid capital position in first quarter 2020, with total equity of $183.3 billion at March 31, 2020, compared with $188.0 billion at December 31, 2019. We reduced our common shares outstanding by 38.0 million shares through the repurchase of 75.4 million common shares, net of issuances, in the quarter. On March 15, 2020, we, along with the other members of the Financial Services Forum (which consists of the eight largest and most diversified financial institutions headquartered in the U.S.), decided to temporarily suspend share repurchases for the remainder of the first quarter and for second quarter 2020. This decision is consistent with our objective to use our significant capital and liquidity to provide support to individuals, small businesses, and the broader economy through lending and other important services.
In first quarter 2020, we issued $2.0 billion of Non-Cumulative Perpetual Class A Preferred Stock, Series Z. Additionally, we redeemed the remaining $1.8 billion of our Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K. We also redeemed $669 million of our Non-Cumulative Perpetual Class A Preferred Stock, Series T.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio, which was 10.67% at March 31, 2020, down from 11.14% at December 31, 2019, but still above our internal target of 10% and the regulatory minimum of 9%. As of March 31, 2020, our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.27%, compared with the required minimum of 22.0%. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net income for first quarter 2020 was $653 million ($0.01 diluted earnings per common share), compared with $5.9 billion ($1.20 diluted per share) for first quarter 2019. Net income decreased in first quarter 2020, compared with the same period a year ago, due to a $999 million decrease in net interest income, a $3.2 billion increase in our provision for credit losses, and a $2.9 billion decrease in noninterest income, partially offset by a $868 million decrease in noninterest expense, and a $722 million decrease in income tax expense.
Revenue, the sum of net interest income and noninterest income, was $17.7 billion in first quarter 2020, compared with $21.6 billion in the same period a year ago. Net interest income represented 64% of revenue in first quarter 2020, compared with 57% in first quarter 2019. Noninterest income represented 36% of revenue in first quarter 2020, compared with 43% in first quarter 2019.

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ending March 31, 2020 and 2019.
Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix of earning assets in our portfolio, the overall size of our earning assets portfolio, and the cost of funding those assets. In addition, variable sources of interest income, such as loan fees, periodic dividends, and collection of interest on nonaccrual loans, can fluctuate from period to period.
Net interest income on a taxable-equivalent basis was $11.5 billion in first quarter 2020, compared with $12.5 billion for the same period a year ago. Net interest margin on a taxable-equivalent basis was 2.58% in first quarter 2020, compared with 2.91% for the same period a year ago. The decrease in net interest income and net interest margin in first quarter 2020, compared with the same period a year ago, was driven by unfavorable impacts of repricing due to lower market rates and changes in mix of earning assets and funding sources, including sales of high yielding Pick-a-Pay loans in 2019, as well as higher costs on promotional retail banking deposits.

Average earning assets increased $49.8 billion in first quarter 2020 compared with the same period a year ago. The change was driven by increases in:

•	average federal funds sold and securities purchased under resale agreements of $24.0 billion;

•	average loans of $15.0 billion;

•	average debt securities of $8.5 billion;

•	average mortgage loans held for sale of $6.5 billion;

•	average equity securities of $4.5 billion; and

•	other earning assets of $3.0 billion;
partially offset by decreases in:

•	average interest-earning deposits with banks of $11.3 billion; and

•	average loans held for sale of $377 million.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in foreign offices. Average deposits were $1.34 trillion in first quarter 2020, compared with $1.26 trillion in the same period a year ago, and represented 139% of average loans in first quarter 2020, compared with 133% in first quarter 2019. Average deposits were 75% of average earning assets in first quarter 2020, compared with 73% in the same period a year ago. The average deposit cost for first quarter 2020 was 52 basis points, down 13 basis points from a year ago, reflecting the lower interest rate environment, partially offset by retail banking promotional pricing for new deposits.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
			2020			2019
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$129,522	1.18%	$381	140,784	2.33%	$810
Federal funds sold and securities purchased under resale agreements	107,555	1.42	380	83,539	2.40	495
Debt securities (2):
Trading debt securities	101,062	3.05	770	89,378	3.58	798
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	10,781	1.40	38	14,070	2.14	74
Securities of U.S. states and political subdivisions	38,950	3.43	334	48,342	4.02	486
Mortgage-backed securities:
Federal agencies	158,639	2.68	1,062	151,494	3.10	1,173
Residential and commercial	4,648	2.82	33	5,984	4.31	64
Total mortgage-backed securities	163,287	2.68	1,095	157,478	3.14	1,237
Other debt securities	39,541	3.48	343	46,788	4.46	517
Total available-for-sale debt securities	252,559	2.87	1,810	266,678	3.48	2,314
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	45,937	2.19	251	44,754	2.20	243
Securities of U.S. states and political subdivisions	13,536	3.84	130	6,158	4.03	62
Federal agency and other mortgage-backed securities	98,394	2.55	628	96,004	2.74	656
Other debt securities	24	3.10	—	61	3.96	1
Total held-to-maturity debt securities	157,891	2.56	1,009	146,977	2.63	962
Total debt securities	511,512	2.81	3,589	503,033	3.25	4,074
Mortgage loans held for sale (3)	20,361	3.87	197	13,898	4.37	152
Loans held for sale (3)	1,485	3.17	12	1,862	5.25	24
Loans:
Commercial loans:
Commercial and industrial – U.S.	288,502	3.55	2,546	286,577	4.48	3,169
Commercial and industrial – non U.S.	70,659	3.16	556	62,821	3.90	604
Real estate mortgage	121,788	3.92	1,187	121,417	4.58	1,373
Real estate construction	20,277	4.54	229	22,435	5.43	301
Lease financing	19,288	4.40	212	19,391	4.61	224
Total commercial loans	520,514	3.65	4,730	512,641	4.48	5,671
Consumer loans:
Real estate 1-4 family first mortgage	293,556	3.61	2,650	285,214	3.96	2,821
Real estate 1-4 family junior lien mortgage	28,905	5.14	370	33,791	5.75	481
Credit card	39,756	12.21	1,207	38,182	12.88	1,212
Automobile	48,258	4.96	596	44,833	5.19	574
Other revolving credit and installment	34,057	6.32	534	35,349	7.14	623
Total consumer loans	444,532	4.83	5,357	437,369	5.26	5,711
Total loans (3)	965,046	4.20	10,087	950,010	4.84	11,382
Equity securities	37,532	2.22	208	33,080	2.56	211
Other	7,431	0.77	14	4,416	1.63	18
Total earning assets	$1,780,444	3.35%	$14,868	1,730,622	4.00%	$17,166
Funding sources
Deposits:
Interest-bearing checking	$63,086	0.86%	$135	56,253	1.42%	$197
Market rate and other savings	762,138	0.52	978	688,568	0.50	847
Savings certificates	30,099	1.47	110	25,231	1.26	78
Other time deposits	81,978	1.74	356	97,830	2.67	645
Deposits in non-U.S. offices	53,335	1.23	163	55,443	1.89	259
Total interest-bearing deposits	990,636	0.71	1,742	923,325	0.89	2,026
Short-term borrowings	102,977	1.14	292	108,651	2.23	597
Long-term debt	229,002	2.17	1,240	233,172	3.32	1,927
Other liabilities	30,199	1.90	142	25,292	2.28	143
Total interest-bearing liabilities	1,352,814	1.01	3,416	1,290,440	1.47	4,693
Portion of noninterest-bearing funding sources	427,630	—	—	440,182	—	—
Total funding sources	$1,780,444	0.77	3,416	1,730,622	1.09	4,693
Net interest margin and net interest income on a taxable-equivalent basis (4)		2.58%	$11,452		2.91%	$12,473
Noninterest-earning assets
Cash and due from banks	$20,571			19,614
Goodwill	26,387			26,420
Other	123,257			106,435
Total noninterest-earning assets	$170,215			152,469
Noninterest-bearing funding sources
Deposits	$347,327			338,737
Other liabilities	62,348			55,565
Total equity	188,170			198,349
Noninterest-bearing funding sources used to fund earning assets	(427,630)			(440,182)
Net noninterest-bearing funding sources	$170,215			152,469
Total assets	$1,950,659			1,883,091

Average prime rate		4.41%			5.50%
Average three-month London Interbank Offered Rate (LIBOR)		1.53			2.69

(1)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(2)
Yields/rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

(3)	Nonaccrual loans and related income are included in their respective loan categories.

(4)
Includes taxable-equivalent adjustments of $140 million and $162 million for the quarters ended March 31, 2020 and 2019, respectively, predominantly related to tax-exempt income on certain loans and securities.

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Mar 31,		%
(in millions)	2020	2019	Change
Service charges on deposit accounts	$1,209	1,094	11%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,482	2,193	13
Trust and investment management	701	786	(11)
Investment banking	391	394	(1)
Total trust and investment fees	3,574	3,373	6
Card fees	892	944	(6)
Other fees:
Lending related charges and fees	328	347	(5)
Cash network fees	106	109	(3)
Commercial real estate brokerage commissions	1	81	(99)
Wire transfer and other remittance fees	110	113	(3)
All other fees	87	120	(28)
Total other fees	632	770	(18)
Mortgage banking:
Servicing income, net	271	364	(26)
Net gains on mortgage loan origination/sales activities	108	344	(69)
Total mortgage banking	379	708	(46)
Insurance	95	96	(1)
Net gains from trading activities	64	357	(82)
Net gains on debt securities	237	125	90
Net gains (losses) from equity securities	(1,401)	814	NM
Lease income	352	443	(21)
Life insurance investment income	161	159	1
All other	211	415	(49)
Total	$6,405	9,298	(31)
NM – Not meaningful
Noninterest income was $6.4 billion, or 36% of revenue, in first quarter 2020, compared with $9.3 billion, or 43% of revenue, for the same period a year ago. The decrease in noninterest income in first quarter 2020, compared with the same period a year ago, was predominantly due to lower other fees, mortgage banking income, net gains from trading activities, and net losses from equity securities, partially offset by higher service charges on deposit accounts, and trust and investment fees. For more information on our performance obligations and the nature of services performed for certain of our revenues discussed below, see Note 18 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts increased to $1.2 billion in first quarter 2020, compared with $1.1 billion for the same period a year ago, driven by higher overdraft fees and higher treasury management fees due to the impact of a lower earnings credit rate applied to commercial accounts given the lower interest rate environment. Overdraft fees were higher due to one additional day in first quarter 2020, compared with the same period a year ago, as well as fee waivers and reversals for customers affected by our data center system outage and the government shutdown in first quarter 2019. As part of our actions to support customers during the COVID-19 pandemic, we have provided certain fee waivers and reversals to our customers, which may negatively impact income from service charges on deposit accounts in future periods.

Brokerage advisory, commissions and other fees increased to $2.5 billion in first quarter 2020, compared with $2.2 billion for the same period a year ago, due to higher asset-based fees and higher transactional revenue. Retail brokerage client assets totaled $1.4 trillion at March 31, 2020, compared with $1.6 trillion at March 31, 2019. Asset-based fees are generally calculated on the market value of the assets as of the beginning of each quarter. All retail brokerage services are provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, see the discussion and Tables 4d and 4e in the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fees decreased to $701 million in first quarter 2020, from $786 million for the same period a year ago, predominantly driven by lower trust fees due to the sale of our Institutional Retirement and Trust (IRT) business in 2019.
Our assets under management (AUM) totaled $693.1 billion at March 31, 2020, compared with $661.1 billion at March 31, 2019. Substantially all of our AUM is managed by our WIM operating segment. Our assets under administration (AUA) totaled $1.7 trillion at both March 31, 2020 and 2019. Management believes that AUM and AUA are useful metrics because they allow investors and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.

Earnings Performance (continued)

Our AUM and AUA included IRT client assets of $19 billion and $797 billion, respectively, at March 31, 2020, which we continue to administer at the direction of the buyer pursuant to a transition services agreement that will terminate no later than July 2021.
Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment Management – Trust and Investment Client Assets Under Management” section in this Report.
Card fees decreased to $892 million in first quarter 2020, compared with $944 million for the same period a year ago, due to higher rewards costs and lower interchange fees driven by decreased purchase activity due to the impact of the COVID-19 pandemic on consumer spending, partially offset by strong purchase volume early in the quarter.
Other fees decreased to $632 million in first quarter 2020, compared with $770 million for the same period a year ago, largely driven by the sale of our commercial real estate brokerage business, Eastdil Secured (Eastdil), in fourth quarter 2019 and lower business payroll income due to the sale of our Business Payroll Services business in first quarter 2019.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/ sales activities, decreased to $379 million in first quarter 2020, compared with $708 million for the same period a year ago. For more information, see Note 11 (Mortgage Banking Activities) to Financial Statements in this Report.
Net servicing income decreased to $271 million in first quarter 2020, compared with $364 million for the same period a year ago driven by a decrease in contractually specified fees as a result of sales of mortgage servicing rights (MSRs) in 2019 and continued prepayments, as well as higher unreimbursed servicing costs due to the expected impact of the COVID-19 pandemic, such as extended foreclosure timelines and higher defaults. In addition to servicing fees, net servicing income includes amortization of commercial MSRs, changes in the fair value of residential MSRs, as well as changes in the fair value of derivatives (economic hedges) used to hedge the residential MSRs. The total fair value of our residential MSRs declined in first quarter 2020, compared with the same period a year ago, driven by lower mortgage interest rates and higher prepayments, which were substantially offset by hedge gains. In addition, the fair value decline in first quarter 2020 included assumption updates attributable to higher prepayment estimates. Table 2a presents the components of the market-related valuation changes to our residential MSRs, net of hedge results.

Table 2a: Market-Related Valuation Changes on Residential MSRs, Net of Hedge Results

	Quarter ended Mar 31,
(in millions)	2020	2019
MSR valuation losses	$(3,257)	(891)
Net derivative gains from economic hedges of residential MSRs	3,400	962
Net MSR valuation gain	$143	71
Our portfolio of loans serviced for others was $1.6 trillion at both March 31, 2020, and December 31, 2019. At March 31, 2020, the ratio of combined residential and commercial MSRs to related loans serviced for others was 0.60%, compared with 0.79% at December 31, 2019. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities decreased to $108 million in first quarter 2020, compared with $344 million for the same period a year ago, as gains from higher residential real estate origination volumes and margins in first quarter 2020 were more than offset by losses driven by the impact of interest rate volatility on hedging activities associated with our residential mortgage loans held for sale portfolio and pipeline, as well as valuation losses on certain residential and commercial loans held for sale due to market conditions.
The production margin on residential held-for-sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held-for-sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. Table 2b presents the information used in determining the production margin.

Table 2b: Selected Mortgage Production Data

		Quarter ended March 31,
		2020	2019
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$360	232
Commercial		23	47
Residential pipeline and unsold/repurchased loan management (1)		(275)	65
Total		$108	344
Residential real estate originations (in billions):
Held-for-sale	(B)	$33	22
Held-for-investment		15	11
Total		$48	33
Production margin on residential held-for-sale mortgage loan originations	(A)/(B)	1.08%	1.05%

(1)
Predominantly includes the results of Government National Mortgage Association (GNMA) loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

The production margin was 1.08% for first quarter 2020, compared with 1.05% for the same period a year ago. The increase in production margin in first quarter 2020, compared with the same period a year ago, was due to higher margins in both our retail and correspondent production channel, as well as a shift to more retail origination volume, which has a higher margin. The higher production margin was reduced by valuation losses on residential mortgage loans held for sale, particularly non-agency loans.
Mortgage applications increased to $108 billion in first quarter 2020, compared with $64 billion for the same period a year ago. The 1-4 family first mortgage unclosed application pipeline was $62 billion at March 31, 2020, compared with $32 billion at March 31, 2019. For additional information about our mortgage banking activities and results, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 11 (Mortgage Banking Activities) and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, decreased to $64 million in first quarter 2020, compared with $357 million in the same period a year ago. The decrease in first quarter 2020, compared with the same period a year ago, reflected trading volatility created by the COVID-19 pandemic. We had lower income in first quarter 2020 from wider credit spreads for asset-backed securities and credit trading, as well as lower trading volumes on asset-backed securities, partially offset by increased demand for interest rate products due to lower interest rates. Net gains from trading activities exclude interest and dividend income and expense on trading securities, which are reported within interest income from debt and equity securities and other interest income. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.
Net losses from equity securities were $1.4 billion in first quarter 2020 and included $621 million of deferred compensation plan investment losses (largely offset in employee benefits expense). Net losses from equity securities in first quarter 2020 also included nonmarketable equity securities impairments of $935 million, reflecting lower market valuations. The impairments on equity securities in the venture capital, private equity and certain wholesale businesses represented 17% of the carrying values of these businesses’ portfolio investments subject to the impairment assessment. Table 3a presents results for our deferred compensation plan and related investments.

Lease income decreased to $352 million in first quarter 2020, compared with $443 million for the same period a year ago, driven by reductions in the size of the equipment leasing portfolio.
All other income decreased to $211 million in first quarter 2020, compared with $415 million for the same period a year ago. All other income includes income or losses from equity method investments, including low-income housing tax credit investments (excluding related tax credits recorded in income tax expense), foreign currency adjustments and related hedges of foreign currency risks, and certain economic hedges. The decrease in all other income was driven by higher income in first quarter 2019 from gains on the sales of purchased credit-impaired (PCI) loans and a pre-tax gain on the sale of our Business Payroll Services business, partially offset by transition services fees in first quarter 2020 associated with the sale of our IRT business and gains on the sales of loans reclassified to held for sale in 2019 and sold in first quarter 2020.

Earnings Performance (continued)

Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Mar 31,		%
(in millions)	2020	2019	Change
Salaries	$4,721	4,425	7%
Commission and incentive compensation	2,463	2,845	(13)
Employee benefits	1,130	1,938	(42)
Technology and equipment	661	661	—
Net occupancy (1)	715	717	—
Core deposit and other intangibles	23	28	(18)
FDIC and other deposit assessments	118	159	(26)
Operating losses	464	238	95
Outside professional services	727	678	7
Contract services	630	563	12
Leases (2)	260	286	(9)
Advertising and promotion	181	237	(24)
Outside data processing	165	167	(1)
Travel and entertainment	93	147	(37)
Postage, stationery and supplies	129	122	6
Telecommunications	92	91	1
Foreclosed assets	29	37	(22)
Insurance	25	25	—
All other	422	552	(24)
Total	$13,048	13,916	(6)

(1)	Represents expenses for both leased and owned properties.

(2)	Represents expenses for assets we lease to customers.
Noninterest expense was $13.0 billion in first quarter 2020, down 6% from $13.9 billion in the same period a year ago, driven by lower personnel expenses, advertising and promotions expense, travel and entertainment expense, and other expense, partially offset by higher operating losses, and outside professional and contract services expense.
Personnel expenses, which include salaries, commissions, incentive compensation, and employee benefits, were down $894 million, or 10%, in first quarter 2020, compared with the same period a year ago, due to lower employee benefits expense from lower deferred compensation expense (largely offset in net losses from equity securities) and lower incentive compensation and commissions, partially offset by higher salaries driven by the impact of staffing mix changes and annual salary increases, as well as one additional payroll day in the quarter. Table 3a presents results for our deferred compensation plan and related investments.

The decrease in incentive compensation and commissions was due to lower stock incentive compensation expense and lower annual bonus expense, partially offset by higher revenue-related incentive compensation. We have provided various types of financial support to our employees in response to the COVID-19 pandemic, including additional cash payments for our employees who continue to serve customers, enhanced childcare, and other extended benefits. These additional benefits did not meaningfully impact our expenses in first quarter 2020, but are expected to have a greater impact beginning in second quarter 2020 and throughout the remainder of the year. See the “Financial Review – Overview” section in this Report for more information on the actions we have taken to support our employees during the COVID-19 pandemic.
Table 3a: Deferred Compensation Plan and Related Investments

	Quarter ended Mar 31,
(in millions)	2020	2019
Net interest income	$12	13
Net gains (losses) from equity securities	(621)	345
Total revenue (losses) from deferred compensation plan investments	(609)	358
Employee benefits expense (1)	(598)	357
Income (loss) before income tax expense	$(11)	1

(1)	Represents change in deferred compensation plan liability.
Operating losses were up $226 million, or 95%, in first quarter 2020, compared with the same period a year ago, due to higher litigation and remediation accruals.

Outside professional and contract services expense was up $116 million, or 9%, in first quarter 2020, compared with the same period a year ago, largely due to an increase in project spending, partially offset by lower legal expenses.
Advertising and promotion expense was down $56 million, or 24%, in first quarter 2020, compared with the same period a year ago, due to decreases in marketing and brand campaign volumes.
Travel and entertainment was down $54 million, or 37%, in first quarter 2020, compared with the same period a year ago, driven by a reduction in business travel and company events due to ongoing expense management initiatives, as well as the impact of the COVID-19 pandemic.
All other expense was down $130 million, or 24%, in first quarter 2020, compared with the same period a year ago, due to higher gains on the extinguishment of debt, lower pension benefit plan expenses, and a lower insurance claims reserve.

Income Tax Expense
Income tax expense was $159 million in first quarter 2020, down 82% from $881 million in the same period a year ago, driven by lower income. Our effective income tax rate was 19.5% for first quarter 2020, compared with 13.1% for the same period a year ago. The effective income tax rate for first quarter 2020 reflected net discrete income tax expense of $141 million driven by the accounting for stock compensation activity, the net impact of accounting for uncertain tax positions, and the outcome of U.S. federal income tax examinations. The lower rate in first quarter 2019 was related to net discrete income tax benefits of $297 million related mostly to the results of U.S. federal and state income tax examinations and the accounting for stock compensation activity.
Operating Segment Results
As of March 31, 2020, we were organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These segments are defined by product type and customer segment and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. On February 11, 2020, we announced a new organizational structure with five principal lines of business: Consumer and Small Business Banking; Consumer Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment

Management. This new organizational structure is intended to help drive operating, control, and business performance. The Company is currently in the process of transitioning to this new organizational structure, including identifying leadership for some of these principal business lines and aligning management reporting and allocation methodologies. These changes will not impact the consolidated financial results of the Company, but are expected to result in changes to our operating segments. We will update our operating segment disclosures, including comparative financial results, when the Company completes its transition and is managed in accordance with the new organizational structure. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management reporting process, see Note 22 (Operating Segments) to Financial Statements in this Report.
We perform a goodwill impairment assessment annually in the fourth quarter. However, in first quarter 2020, we performed an interim, quantitative impairment assessment of our goodwill given deteriorated macroeconomic conditions from the impact of the COVID-19 pandemic. These market conditions led to a sharp decline in share prices for Wells Fargo and other companies across many industries. As part of our interim assessment, we updated our assumptions used in both the income and market approaches for estimating fair values of our reporting units. The update to assumptions incorporated current market-based information such as price-earnings information and a regular update to our internal enterprise-wide forecasts, which reflected lower interest rates and higher expected credit losses, as well as a weaker macroeconomic outlook. While we observed declines in the fair values of our reporting units and the amount of excess fair value over the carrying amount of our reporting units, we did not have evidence of goodwill impairment. Due to the impact of the market disruption on our investment banking fees and trading activities, our corporate and investment banking reporting unit, included within the Wholesale Banking operating segment, had the smallest difference between fair value and carrying value. Given the uncertainty of the severity or length of the current economic downturn, we will continue to monitor market conditions for circumstances that could have a further negative effect on our estimated fair values on our reporting units.
In connection with the planned change to our operating segment disclosures, we will realign our goodwill to the reporting units that underlie our operating segments. We will reassess goodwill for impairment at the time of the realignment.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
balance sheet data in billions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended Mar 31,
Revenue	$9,496	11,750	5,817	7,111	3,715	4,079	(1,311)	(1,331)	17,717	21,609
Provision (reversal of provision) for credit losses	1,718	710	2,288	134	8	4	(9)	(3)	4,005	845
Net income (loss)	155	2,823	311	2,770	463	577	(276)	(310)	653	5,860

Average loans	$462.6	458.2	484.5	476.4	78.5	74.4	(60.6)	(59.0)	965.0	950.0
Average deposits	798.6	765.6	456.6	409.8	151.4	153.2	(68.6)	(66.5)	1,338.0	1,262.1
Goodwill	16.7	16.7	8.4	8.4	1.3	1.3	—	—	26.4	26.4

(1)
Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.

Earnings Performance (continued)

Community Banking offers a complete line of diversified financial products and services for consumers and small businesses with annual sales generally up to $5 million in which the owner generally is the financial decision maker. These financial products and services include checking and savings accounts, credit and debit cards, automobile, student, mortgage, home equity and small business lending, as well as referrals to Wholesale Banking and WIM business partners. The Community Banking segment also includes the results of our Corporate Treasury activities net of allocations (including funds transfer pricing, capital, liquidity and certain corporate expenses) in support of other segments and results of investments in our affiliated venture capital and private equity partnerships. Table 4a provides additional financial information for Community Banking.
Table 4a: Community Banking

	Quarter ended Mar 31,
(in millions, except average balances which are in billions)	2020	2019	% Change
Net interest income	$6,787	7,248	(6)%
Noninterest income:
Service charges on deposit accounts	700	610	15
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	518	449	15
Trust and investment management (1)	194	210	(8)
Investment banking (2)	(99)	(20)	NM
Total trust and investment fees	613	639	(4)
Card fees	809	858	(6)
Other fees	285	332	(14)
Mortgage banking	340	641	(47)
Insurance	11	11	—
Net gains from trading activities	29	5	480
Net gains on debt securities	194	37	424
Net gains (losses) from equity securities (3)	(1,028)	601	NM
Other income of the segment	756	768	(2)
Total noninterest income	2,709	4,502	(40)

Total revenue	9,496	11,750	(19)

Provision for credit losses	1,718	710	142
Noninterest expense:
Personnel expense	5,455	5,981	(9)
Technology and equipment	645	641	1
Net occupancy	529	542	(2)
Core deposit and other intangibles	1	1	—
FDIC and other deposit assessments	68	106	(36)
Outside professional services	442	316	40
Operating losses	454	219	107
Other expense of the segment	(478)	(117)	NM
Total noninterest expense	7,116	7,689	(7)
Income before income tax expense and noncontrolling interests	662	3,351	(80)
Income tax expense	644	424	52
Less: Net income (loss) from noncontrolling interests (4)	(137)	104	NM
Net income	$155	2,823	(95)
Average loans	$462.6	458.2	1
Average deposits	798.6	765.6	4
NM – Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels which is eliminated in consolidation.

(2)
Includes underwriting fees paid to Wells Fargo Securities for services related to the issuance of our corporate securities which are offset in our Wholesale Banking segment and eliminated in consolidation.

(3)	Primarily represents gains resulting from venture capital investments.

(4)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported net income of $155 million in first quarter 2020, down $2.7 billion, or 95%, compared with the same period a year ago.
Revenue of $9.5 billion in first quarter 2020, decreased $2.3 billion, or 19%, compared with the same period a year ago. The decrease in revenue was due to net losses on equity securities (including lower deferred compensation plan investment results, which were largely offset in employee benefits expense), lower card fees driven by higher rewards costs and the impact of the COVID-19 pandemic on consumer spending, lower net interest income reflecting the lower interest rate environment, and lower mortgage banking income. These decreases were partially offset by higher gains on debt securities and service charges on deposit accounts due to one additional day in first quarter 2020, and that first quarter 2019 included a higher level of fee waivers for customers affected by our data center system outage and the government shutdown.

The provision for credit losses in first quarter 2020 increased $1.0 billion compared with the same period a year ago, predominantly due to a $1.0 billion increase in the allowance for credit losses in first quarter 2020 reflecting expected credit deterioration due to the impact of the COVID-19 pandemic.
Noninterest expense of $7.1 billion in first quarter 2020, decreased $573 million, or 7%, compared with the same period a year ago, predominantly due to lower personnel expenses driven by lower deferred compensation expense (largely offset by net losses from equity securities) and lower other expenses, partially offset by higher operating losses driven by an increase in remediation accruals and higher outside professional services expense.
Income tax expense of $644 million in first quarter 2020, increased $220 million from first quarter 2019, driven by a higher effective income tax rate of 19.5% and included net discrete income tax expense of $141 million driven by the accounting for stock compensation activity, the net impact of accounting for uncertain tax positions, and the outcome of U.S. federal income tax examinations.
Average loans of $462.6 billion in first quarter 2020, increased $4.4 billion, or 1%, compared with first quarter 2019. The increase in average loans from first quarter 2019 was due to higher real estate 1-4 family first mortgage loans and automobile loans, partially offset by lower junior lien mortgage loans.
Average deposits of $798.6 billion in first quarter 2020 increased $33.0 billion, or 4%, from first quarter 2019 reflecting growth from retail banking deposit campaigns.

Wholesale Banking provides financial solutions to businesses with annual sales generally in excess of $5 million and to financial institutions globally. Products and businesses include Commercial Banking, Commercial Real Estate, Corporate and Investment Banking, Credit Investment Portfolio, Treasury Management, and Commercial Capital. Table 4b provides additional financial information for Wholesale Banking.
Table 4b: Wholesale Banking

	Quarter ended Mar 31,
(in millions, except average balances which are in billions)	2020	2019	% Change
Net interest income	$4,136	4,534	(9)%
Noninterest income:
Service charges on deposit accounts	508	483	5
Trust and investment fees:
Brokerage advisory, commissions and other fees	90	78	15
Trust and investment management	131	114	15
Investment banking	490	412	19
Total trust and investment fees	711	604	18
Card fees	83	86	(3)
Other fees	346	437	(21)
Mortgage banking	40	68	(41)
Insurance	75	78	(4)
Net gains from trading activities	41	333	(88)
Net gains on debt securities	43	88	(51)
Net gains (losses) from equity securities	(95)	77	NM
Other income of the segment	(71)	323	NM
Total noninterest income	1,681	2,577	(35)

Total revenue	5,817	7,111	(18)

Provision for credit losses	2,288	134	NM
Noninterest expense:
Personnel expense	1,383	1,510	(8)
Technology and equipment	9	9	—
Net occupancy	104	95	9
Core deposit and other intangibles	19	24	(21)
FDIC and other deposit assessments	44	45	(2)
Outside professional services	101	184	(45)
Operating losses	4	1	300
Other expense of the segment	2,099	1,970	7
Total noninterest expense	3,763	3,838	(2)
Income (loss) before income tax expense (benefit) and noncontrolling interests	(234)	3,139	NM
Income tax expense (benefit) (1)	(546)	369	NM
Less: Net income from noncontrolling interests	1	—	NM
Net income	$311	2,770	(89)
Average loans	$484.5	476.4	2
Average deposits	456.6	409.8	11
NM – Not meaningful

(1)
Income tax expense for our Wholesale Banking operating segment included income tax credits related to low-income housing and renewable energy investments of $491 million and $427 million for the first quarter 2020 and 2019, respectively.

Wholesale Banking reported net income of $311 million in first quarter 2020, down $2.5 billion, or 89%, from the same period a year ago.
Net interest income of $4.1 billion in first quarter 2020 decreased $398 million, or 9%, from first quarter 2019, due to the impact of the lower interest rate environment, partially offset by higher loan and deposit volumes and increased spreads on trading assets.
Noninterest income decreased $896 million, or 35%, from first quarter 2019, predominantly due to lower market sensitive revenue (represents net gains (losses) from trading activities, debt securities, and equity securities), lower other income from higher amortization on renewable energy and community lending investments and lower operating lease income, as well as lower other fees related to our sale of Eastdil in fourth quarter 2019.
The provision for credit losses increased $2.2 billion from first quarter 2019, predominantly due to a $2.1 billion increase in the allowance for credit losses reflecting forecasted credit deterioration due to the COVID-19 pandemic and higher charge-offs in the oil and gas portfolio driven by the significant decline in oil prices.
Noninterest expense decreased $75 million, or 2%, from first quarter 2019, reflecting the sale of Eastdil, as well as lower personnel expense, lease expense within other noninterest expense, and travel expense within other noninterest expense, partially offset by higher regulatory and risk related expense within other noninterest expense.

Earnings Performance (continued)

Average loans of $484.5 billion in first quarter 2020 increased $8.1 billion, or 2%, from first quarter 2019, on broad-based growth across the lines of businesses driven by draws of revolving lines due to the economic slowdown associated with the COVID-19 pandemic. Average deposits of $456.6 billion in first quarter 2020 increased $46.8 billion, or 11%, from first quarter 2019, reflecting an inflow of deposits associated with corporate and commercial loan draws.

Wealth and Investment Management provides a full range of personalized wealth management, investment and retirement products and services to clients across U.S.-based businesses including Wells Fargo Advisors, The Private Bank, Abbot Downing, and Wells Fargo Asset Management. We deliver financial planning, private banking, credit, investment management and fiduciary services to high-net worth and ultra-high-net worth individuals and families. We also serve clients’ brokerage needs and provide investment management capabilities delivered to global institutional clients through separate accounts and the Wells Fargo Funds. The sale of our IRT business closed on July 1, 2019. For additional information on the sale of our IRT business, including its impact on our AUM and AUA, see the “Earnings Performance – Noninterest Income” section in this Report. Table 4c provides additional financial information for WIM.

Table 4c: Wealth and Investment Management

	Quarter ended Mar 31,
(in millions, except average balances which are in billions)	2020	2019	% Change
Net interest income	$867	1,101	(21)%
Noninterest income:
Service charges on deposit accounts	5	4	25
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,397	2,124	13
Trust and investment management	582	676	(14)
Investment banking	1	5	(80)
Total trust and investment fees	2,980	2,805	6
Card fees	1	1	—
Other fees	4	4	—
Mortgage banking	(3)	(3)	—
Insurance	19	17	12
Net gains (losses) from trading activities	(7)	19	NM
Net gains on debt securities	—	—	NM
Net gains (losses) from equity securities	(278)	136	NM
Other income of the segment	127	(5)	NM
Total noninterest income	2,848	2,978	(4)

Total revenue	3,715	4,079	(9)

Provision for credit losses	8	4	100
Noninterest expense:
Personnel expense	1,950	2,197	(11)
Technology and equipment	7	11	(36)
Net occupancy	113	112	1
Core deposit and other intangibles	3	3	—
FDIC and other deposit assessments	12	14	(14)
Outside professional services	191	184	4
Operating losses	9	21	(57)
Other expense of the segment	818	761	7
Total noninterest expense	3,103	3,303	(6)
Income before income tax expense and noncontrolling interests	604	772	(22)
Income tax expense	153	192	(20)
Less: Net income (loss) from noncontrolling interests	(12)	3	NM
Net income	$463	577	(20)
Average loans	$78.5	74.4	6
Average deposits	151.4	153.2	(1)
NM – Not meaningful
WIM reported net income of $463 million in first quarter 2020, down $114 million, or 20%, from first quarter 2019.
Net interest income of $867 million in first quarter 2020 decreased $234 million, or 21%, from first quarter 2019, driven by lower interest rates.
Noninterest income of $2.8 billion in first quarter 2020 decreased $130 million from first quarter 2019, predominantly driven by net losses from equity securities driven by a decline in deferred compensation plan investment results (largely offset by lower employee benefits expense), partially offset by higher retail brokerage advisory fees (priced at the beginning of the quarter) and higher brokerage transaction revenue.

Noninterest expense of $3.1 billion in first quarter 2020 decreased $200 million, or 6%, from first quarter 2019, predominantly due to lower personnel expense driven by lower deferred compensation plan expense (largely offset by net losses from equity securities), partially offset by higher broker commissions within personnel expense.
Average loans of $78.5 billion in first quarter 2020 increased $4.1 billion, or 6%, from first quarter 2019, driven by growth in nonconforming mortgage loans. Average deposits of $151.4 billion in first quarter 2020 decreased $1.8 billion, or 1%.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at March 31, 2020 and 2019.
Table 4d: Retail Brokerage Client Assets

	March 31,
($ in billions)	2020	2019
Retail brokerage client assets	$1,397.9	1,600.6
Advisory account client assets	498.8	546.7
Advisory account client assets as a percentage of total client assets	36%	34
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. For first quarter 2020 and 2019, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for first quarter 2020 and 2019.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2020
Client directed (4)	$169.4	10.1	(9.6)	(27.2)	142.7
Financial advisor directed (5)	176.3	10.7	(8.6)	(26.0)	152.4
Separate accounts (6)	160.1	6.8	(8.5)	(24.2)	134.2
Mutual fund advisory (7)	83.7	3.2	(4.5)	(12.9)	69.5
Total advisory client assets	$589.5	30.8	(31.2)	(90.3)	498.8
March 31, 2019
Client directed (4)	$151.5	7.9	(9.3)	13.5	163.6
Financial advisor directed (5)	141.9	7.5	(7.7)	15.2	156.9
Separate accounts (6)	136.4	5.6	(6.9)	13.2	148.3
Mutual fund advisory (7)	71.3	2.8	(3.2)	7.0	77.9
Total advisory client assets	$501.1	23.8	(27.1)	48.9	546.7

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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

Earnings Performance (continued)

Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, separate accounts, and personal trust assets, through our asset management and wealth businesses. Prior to the sale of our IRT business, which closed on July 1, 2019, we also earned fees from managing employee benefit trusts through the retirement business. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts, and our wealth business manages assets for high net worth clients. Substantially all of our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. For additional information on the sale of our IRT business, including its impact on our AUM and AUA, see the “Earnings Performance – Noninterest Income” section in this Report. Table 4f presents AUM activity for first quarter 2020 and 2019.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2020
Assets managed by WFAM (4):
Money market funds (5)	$130.6	35.6	—	—	166.2
Other assets managed	378.2	26.2	(28.6)	(24.2)	351.6
Assets managed by Wealth and IRT (6)	187.4	7.8	(10.6)	(21.8)	162.8
Total assets under management	$696.2	69.6	(39.2)	(46.0)	680.6
March 31, 2019
Assets managed by WFAM (4):
Money market funds (5)	$112.4	—	(2.9)	—	109.5
Other assets managed	353.5	19.3	(21.9)	16.1	367.0
Assets managed by Wealth and IRT (6)	170.7	9.2	(10.4)	11.9	181.4
Total assets under management	$636.6	28.5	(35.2)	28.0	657.9

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $4.9 billion and $4.8 billion as of March 31, 2020 and 2019, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At March 31, 2020, our assets totaled $1.98 trillion, up $53.8 billion from December 31, 2019. Asset growth reflected increases in debt securities and loans of $4.4 billion and $47.6 billion, respectively, partially offset by a $15.7 billion decrease in federal funds sold and securities purchased under resale agreements, and a $14.2 billion decrease in equity securities.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2020			December 31, 2019
(in millions)	Amortized cost, net (1)	Net unrealized gain (loss)	Fair value	Amortized cost	Net unrealized gain (loss)	Fair value
Available-for-sale (2)	248,187	3,042	251,229	260,060	3,399	263,459
Held-to-maturity (3)	169,909	7,653	177,562	153,933	2,927	156,860
Total	$418,096	10,695	428,791	413,993	6,326	420,319

(1)
Represents amortized cost of the securities, net of the allowance for credit losses, of $161 million related to available-for-sale debt securities and $11 million related to held-to-maturity debt securities at March 31, 2020. The allowance for credit losses related to available-for-sale and held-to-maturity debt securities was $0 at December 31, 2019, due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Available-for-sale debt securities are carried on the balance sheet at fair value, which includes the allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.

(3)	Held-to-maturity debt securities are carried on the balance sheet at amortized cost, net of allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which increased $3.7 billion in balance sheet carrying value from December 31, 2019, predominantly due to higher net unrealized gains.
The total net unrealized gains on available-for-sale debt securities were $3.0 billion at March 31, 2020, down from net unrealized gains of $3.4 billion at December 31, 2019, driven by wider credit spreads, which were primarily offset by lower interest rates. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2019 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
After adoption of CECL, we recorded an allowance for credit losses on available-for-sale and held-to-maturity debt securities. Total provision for credit losses on debt securities was $172 million in first quarter 2020. For a discussion of our accounting policies relating to the allowance for credit losses on debt securities and underlying considerations and analysis, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
At March 31, 2020, debt securities included $52.4 billion of municipal bonds, of which 97.2% were rated “A-” or better based predominantly on external ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing evaluation of the appropriateness of the allowance for credit losses on debt securities.

The weighted-average expected maturity of debt securities available-for-sale was 4.2 years at March 31, 2020. The expected remaining maturity is shorter than the remaining contractual maturity for the 66% of this portfolio that is mortgage-backed securities (MBS) because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available-for-Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At March 31, 2020
Actual	$164.6	5.5	3.5
Assuming a 200 basis point:
Increase in interest rates	150.2	(8.9)	5.6
Decrease in interest rates	168.2	9.1	3.2
The weighted-average expected remaining maturity of debt securities held-to-maturity (HTM) was 4.5 years at March 31, 2020. HTM debt securities are measured at amortized cost and, therefore, changes in the fair value of our held-to-maturity MBS resulting from changes in interest rates are not recognized in earnings. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans increased $47.6 billion from December 31, 2019, due to an increase in commercial loans.
Commercial loans increased $52.0 billion from December 31, 2019, predominantly driven by growth in our commercial and industrial loan portfolio, reflecting significant draws on revolving lines of credit and additional funding requests within our Corporate & Investment Banking and Commercial Banking businesses due to the impact of COVID-19.
Consumer loans were down $4.4 billion from December 31, 2019, primarily due to a decrease in the credit card portfolio due to seasonality and fewer new accounts and lower consumer spending as a result of the impact of COVID-19.
Table 7: Loan Portfolios

(in millions)	March 31, 2020	December 31, 2019
Commercial	$567,735	515,719
Consumer	442,108	446,546
Total loans	$1,009,843	962,265
Change from prior year-end	$47,578	9,155

Average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
See the “Balance Sheet Analysis – Loan Portfolios” section in our 2019 Form 10-K for information regarding contractual loan maturities and the distribution of loans to changes in interest rates.

Deposits
Deposits were $1.4 trillion at March 31, 2020, up $53.9 billion from December 31, 2019, reflecting growth across all deposit gathering businesses driven by seasonality, customers’ flight to quality following the emergence of COVID-19, as well as the inflow of deposits associated with corporate and commercial loan draws. The increase in deposits was partially offset by actions taken to manage to the asset cap resulting in declines in other time deposits driven by lower brokered certificates of deposit (CDs) and deposits in non-U.S. offices.
Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 8: Deposits

($ in millions)	Mar 31, 2020	% of total deposits	Dec 31, 2019	% of total deposits	% Change
Noninterest-bearing	$379,678	28%	$344,496	26%	10
Interest-bearing checking	71,668	5	62,814	5	14
Market rate and other savings	781,051	57	751,080	57	4
Savings certificates	28,431	2	31,715	2	(10)
Other time deposits	72,928	5	78,609	6	(7)
Deposits in non-U.S. offices (1)	42,776	3	53,912	4	(21)
Total deposits	$1,376,532	100%	$1,322,626	100%	4

(1)	Includes Eurodollar sweep balances of $22.0 billion and $34.2 billion at March 31, 2020, and December 31, 2019, respectively.

Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. See the “Critical Accounting Policies” section in our 2019 Form 10-K and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for a description of our critical accounting policy related to fair value of financial instruments and a discussion of our fair value measurement techniques.
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
Table 9: Fair Value Level 3 Summary

	March 31, 2020		December 31, 2019
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$411.5	23.3	428.6	24.3
As a percentage of total assets	21%	1	22	1
Liabilities carried at fair value	$33.2	1.3	26.5	1.8
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $183.3 billion at March 31, 2020, compared with $188.0 billion at December 31, 2019. The decrease was predominantly driven by common stock repurchases of $3.4 billion, preferred stock redemptions of $2.5 billion, and dividends of $2.4 billion, partially offset by the issuance of preferred stock of $2.0 billion and net income of $653 million.

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend and purchase debt and equity securities, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources. For additional information on our contractual obligations that may require future cash payments, see the “Off-Balance Sheet Arrangements – Contractual Cash Obligations” section in our 2019 Form 10-K.

Commitments to Lend
We enter into commitments to lend to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we enter into commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not funded. For more information, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Commitments to Purchase Debt and Equity Securities
We enter into commitments to purchase securities under resale agreements. We also may enter into commitments to purchase debt and equity securities to provide capital for customers’ funding, liquidity or other future needs. For more information, see Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For more information, see Note 10 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Guarantees and Other Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. For more information, see Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For more information, see Note 15 (Derivatives) to Financial Statements in this Report.

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. For more information about how we manage risk, see the “Risk Management” section in our 2019 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2019 Form 10-K.
Credit Risk Management
We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of our assets and exposures such as debt security holdings, certain derivatives, and loans.
The Board’s Credit Committee has primary oversight responsibility for credit risk. At the management level, Credit Risk, which is part of the Company’s Independent Risk Management (IRM) organization, has primary oversight responsibility for credit risk. Credit Risk reports to the Chief Risk Officer (CRO) and also provides periodic reports related to credit risk to the Board’s Credit Committee.

Actions to Support Customers During the COVID-19 Pandemic
In response to the COVID-19 pandemic, we have provided accommodations to our customers, including fee reversals for consumer and small business deposit customers, and fee waivers, payment deferrals, and other expanded assistance for mortgage, credit card, automobile, small business, personal and commercial lending customers. We have also provided significant credit to our customers. In March 2020, our commercial customers drew over $80 billion on revolving lines of credit.
From March 9 through April 24, 2020, we helped more than 1.7 million consumer, small business, and commercial customers by deferring payments, reversing and waiving fees, and offering maturity date extensions. We deferred approximately 1.4 million payments, representing more than $4.6 billion of principal and interest payments, of which approximately 50% related to real estate 1-4 family mortgage loans that we service for others. Additionally, we provided over 1.8 million fee waivers exceeding $75 million. For commercial distribution and automobile finance customers, we provided over 175,000 maturity date extensions, representing approximately $6.3 billion of outstanding principal and interest. The accommodations provided to our customers were not limited to customers that were past due. In addition, we do not plan on retaining fees from loans made in connection with the Paycheck Protection Program.
On March 25, 2020, the U.S. Senate approved the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a bill designed to provide a wide range of economic relief to consumers and businesses in the U.S. In addition, the CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). The modifications must be related to the adverse effects of COVID-19 and certain other criteria are required to be met to apply the relief. In first quarter 2020, we elected to apply the TDR relief provided by the CARES Act, which expires no later than December 31, 2020.
On April 7, 2020, federal banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the Interagency Statement). The

Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of COVID-19 on the financial condition of a borrower in connection with short-term (e.g., six months) loan modifications related to COVID-19 provided the borrower is current at the date the modification program is implemented. For additional information regarding the TDR relief provided by the CARES Act and the clarifying TDR accounting guidance from the Interagency Statement, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report
The TDR relief provided under the CARES Act, as well as from the Interagency Statement, does not change our processes for monitoring the credit quality of our loan portfolios or for updating our measurement of the allowance for credit losses for loans based on expected losses.
Additionally, our election to apply the TDR relief provided by the CARES Act and the Interagency Statement impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification.

Loan Portfolios
The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.
Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$405,020	354,125
Real estate mortgage	122,767	121,824
Real estate construction	20,812	19,939
Lease financing	19,136	19,831
Total commercial	567,735	515,719
Consumer:
Real estate 1-4 family first mortgage	292,920	293,847
Real estate 1-4 family junior lien mortgage	28,527	29,509
Credit card	38,582	41,013
Automobile	48,568	47,873
Other revolving credit and installment	33,511	34,304
Total consumer	442,108	446,546
Total loans	$1,009,843	962,265

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

Risk Management - Credit Risk Management (continued)

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
Credit Quality Overview  Credit quality in first quarter 2020 declined due to the effect of the COVID-19 pandemic on market conditions, which impacted our customer base. First quarter 2020 results reflected:

•
Nonaccrual loans were $6.2 billion at March 31, 2020, up from $5.3 billion at December 31, 2019, largely driven by a $585 million increase in commercial real estate and commercial and industrial nonaccrual loans, as the effect of the COVID-19 pandemic on market conditions began to impact our customer base. Commercial nonaccrual loans increased to $2.9 billion at March 31, 2020, compared with $2.3 billion at December 31, 2019, and consumer nonaccrual loans increased to $3.3 billion at March 31, 2020, compared with $3.1 billion at December 31, 2019. Nonaccrual loans represented 0.61% of total loans at March 31, 2020, compared with 0.56% at December 31, 2019.

•
Net loan charge-offs (annualized) as a percentage of our average commercial and consumer loan portfolios were 0.25% and 0.53% in first quarter 2020, respectively, compared with 0.11% and 0.51% in first quarter 2019.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $53 million and $828 million in our commercial and consumer portfolios, respectively, at March 31, 2020, compared with $78 million and $855 million at December 31, 2019.

•
Our provision for credit losses for loans was $3.8 billion in first quarter 2020, compared with $845 million for the same period a year ago. The increase in provision for credit losses for loans in first quarter 2020, compared with the same period a year ago, reflected an increase in the allowance for credit losses for loans due to forecasted credit deterioration from the impact of the COVID-19 pandemic, and higher net loan charge-offs primarily due to the impact of the recent sharp decline in oil prices on our oil and gas portfolio.

•	The allowance for credit losses for loans totaled $12.0 billion, or 1.19% of total loans, at March 31, 2020, up from $10.5 billion, or 1.09%, at December 31, 2019.
Additional information on our loan portfolios and our credit quality trends follows.
Significant Loan Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING  For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to federal banking regulators’ definitions of pass and criticized categories with the criticized category including special mention, substandard, doubtful, and loss categories.
The commercial and industrial loans and lease financing portfolio totaled $424.2 billion, or 42% of total loans, at March 31, 2020. The net charge-off rate (annualized) for this portfolio was 0.36% in first quarter 2020, compared with 0.16% for the same period a year ago. At March 31, 2020, and December 31, 2019, 0.45% and 0.44% of this portfolio was nonaccruing, respectively. Nonaccrual loans in this portfolio increased $270 million from December 31, 2019, due to the effect of the COVID-19 pandemic on market conditions, which impacted our customer base. Also, $20.5 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at March 31, 2020, compared with $16.6 billion at December 31, 2019, reflecting the effect of the COVID-19 pandemic on market conditions, which impacted our customer base.
The majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 11 provides our commercial and industrial loans and lease financing by industry, and includes non-U.S. loans of $79.9 billion and $71.7 billion at March 31, 2020, and December 31, 2019, respectively. Significant industry concentrations of non-U.S. loans included $36.8 billion and $31.2 billion in the financials except banks category, and $20.2 billion and $19.9 billion in the banks category at March 31, 2020, and December 31, 2019, respectively. The oil, gas and pipelines category included $1.6 billion of non-U.S. loans at both March 31, 2020, and December 31, 2019. The industry categories are based on the North American Industry Classification System.
Loans to financials except banks, our largest industry concentration, were $126.3 billion, or 13% of total outstanding loans, at March 31, 2020, compared with $117.3 billion, or 12% of total outstanding loans, at December 31, 2019. This industry category is comprised of loans to investment firms, financial vehicles, and non-bank creditors, including those that invest in financial assets backed predominantly by commercial or residential real estate or consumer loan assets. We had $83.1 billion and $75.2 billion of loans originated by our Asset Backed Finance (ABF) lines of business at March 31, 2020, and December 31, 2019, respectively. These ABF loans are limited to a percentage of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. Loans to financials except banks included collateralized loan obligations (CLOs) in loan form of $7.7 billion and $7.0 billion at March 31, 2020, and December 31, 2019, respectively.
Oil, gas and pipelines loans totaled $14.3 billion, or 1% of total outstanding loans, at March 31, 2020, compared with $13.6 billion, or 1% of total outstanding loans, at December 31, 2019. Oil, gas and pipelines loans included $9.5 billion and $9.2 billion of senior secured loans outstanding at March 31, 2020 and December 31, 2019, respectively. Oil, gas and pipelines nonaccrual loans decreased to $549 million at March 31, 2020, compared with $615 million at December 31, 2019, due to higher net loan charge-offs, as well as loan payments, partially offset by new downgrades to nonaccrual status in first quarter 2020.
In addition to the oil, gas and pipelines category, industries with escalated credit monitoring include retail, entertainment and recreation, transportation services, and commercial real estate. Table 11 and Table 12 include information about our exposure to certain sectors of these industries, including those that have been significantly affected by the COVID-19 pandemic.
Table 11: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2020				December 31, 2019
($ in millions)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)
Financials except banks	$95	126,270	13%	204,143	$112	117,312	12%	200,848
Equipment, machinery and parts manufacturing	58	25,054	2	44,641	36	23,457	2	42,040
Technology, telecom and media	57	26,896	3	56,462	28	22,447	2	53,343
Real estate and construction	49	27,222	3	48,977	47	22,011	2	48,217
Banks	—	20,282	2	20,948	—	20,070	2	20,728
Retail (2)	204	27,844	3	43,801	105	19,923	2	41,938
Materials and commodities	57	19,118	2	39,385	33	16,375	2	39,369
Automobile related	24	17,436	2	26,032	24	15,996	2	26,310
Food and beverage manufacturing	12	16,908	2	31,004	9	14,991	2	29,172
Health care and pharmaceuticals	81	18,785	2	32,230	28	14,920	2	30,168
Oil, gas and pipelines	549	14,287	1	34,443	615	13,562	1	35,445
Entertainment and recreation (3)	65	16,163	2	20,532	44	13,462	1	19,854
Transportation services (4)	336	11,901	1	17,853	224	10,957	1	17,660
Commercial services	120	12,684	1	22,989	50	10,455	1	22,713
Agribusiness	37	6,994	*	12,137	35	7,539	*	12,901
Utilities	147	8,598	*	21,545	224	5,995	*	19,390
Insurance and fiduciaries	1	7,292	*	16,481	1	5,525	*	15,596
Government and education	7	5,548	*	11,918	6	5,363	*	12,267
Other (5)	11	14,874	1	32,769	19	13,596	*	32,988
Total	$1,910	424,156	42%	738,290	$1,640	373,956	39%	720,947

*	Less than 1%.

(1)	Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.

(2)
Loans outstanding to the restaurant sector were $5.8 billion and $4.3 billion and included $3.9 billion and $3.1 billion of loans outstanding to limited service restaurants at March 31, 2020, and December 31, 2019, respectively.

(3)	Less than 1% of loans outstanding and 1% of total commitments were to cruise lines at both March 31, 2020, and December 31, 2019.

(4)	Includes air transportation loans outstanding of $2.4 billion and $1.1 billion at March 31, 2020, and December 31, 2019, respectively.

(5)	No other single industry had total loans in excess of $5.0 billion and $4.7 billion at March 31, 2020, and December 31, 2019, respectively.

Risk Management - Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $7.8 billion of non-U.S. CRE loans, totaled $143.6 billion, or 14% of total loans, at March 31, 2020, and consisted of $122.8 billion of mortgage loans and $20.8 billion of construction loans.
Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 26% and apartments at 18% of the portfolio. CRE nonaccrual loans totaled 0.67% of the CRE outstanding balance at March 31, 2020, compared with 0.43% at December 31, 2019. The increase in CRE nonaccrual loans reflected the effect of the COVID-19 pandemic on market conditions, which impacted our customer base. At March 31, 2020, we had $4.1 billion of criticized CRE mortgage loans, compared with $3.8 billion at December 31, 2019, and $222 million of criticized CRE construction loans, compared with $187 million at December 31, 2019.

Table 12: CRE Loans by State and Property Type

	March 31, 2020
	Real estate mortgage		Real estate construction		Total			% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$172	31,837	1	4,446	173	36,283		4%
New York	21	12,676	2	1,861	23	14,537		1
Florida	22	8,200	1	1,487	23	9,687		*
Texas	304	7,848	5	1,393	309	9,241		*
Washington	11	3,979	—	768	11	4,747		*
North Carolina	14	3,868	—	617	14	4,485		*
Georgia	15	3,901	—	465	15	4,366		*
Arizona	40	4,034	—	269	40	4,303		*
Colorado	16	3,298	—	546	16	3,844		*
New Jersey	18	2,962	—	682	18	3,644		*
Other	311	40,164	12	8,278	323	48,442	(1)	5
Total	$944	122,767	21	20,812	965	143,579		14%
By property:
Office buildings	$140	34,547	5	2,945	145	37,492		4%
Apartments	12	18,642	—	7,103	12	25,745		3
Industrial/warehouse	76	15,929	1	1,471	77	17,400		2
Retail (excluding shopping center)	125	14,089	2	223	127	14,312		1
Hotel/motel	79	10,637	—	1,543	79	12,180		1
Shopping Center	279	10,707	—	1,361	279	12,068		1
Mixed use properties	95	6,087	—	545	95	6,632		*
Institutional	60	3,934	1	2,041	61	5,975		*
Collateral pool	—	2,514	—	200	—	2,714		*
Agriculture	70	2,144	—	9	70	2,153		*
Other	8	3,537	12	3,371	20	6,908		*
Total	$944	122,767	21	20,812	965	143,579		14%

*	Less than 1%.
(1)Includes 40 states; no state had loans in excess of $3.7 billion.

NON-U.S LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2020, non-U.S. loans totaled $88.0 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $80.5 billion, or approximately 8% of total consolidated loans outstanding, at December 31, 2019. Non-U.S. loans were approximately 4% of our consolidated total assets at both March 31, 2020, and December 31, 2019.

COUNTRY RISK EXPOSURE Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions.
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single country exposure outside the U.S. based on our assessment of risk at March 31, 2020, was the United Kingdom, which totaled $37.6 billion, or approximately 2% of our total assets, and included $11.2 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
The United Kingdom withdrew from the European Union (Brexit) on January 31, 2020, and is currently subject to a transition period during which the terms and conditions of its exit are being negotiated. As the United Kingdom exits from the European Union, our primary goal is to continue to serve our existing clients in the United Kingdom and the European Union as well as to continue to meet the needs of our domestic clients as they do business in those locations. We have an existing authorized bank in Ireland and an asset management entity in Luxembourg. Additionally, we established a broker dealer in France. We are in the process of leveraging these entities to continue to serve clients in the European Union and continue to take actions to update our business operations in the United Kingdom and European Union, including implementing new supplier contracts and staffing arrangements. For additional information on risks associated with Brexit, see the “Risk Factors” section in our 2019 Form 10-K.
Table 13 provides information regarding our top 20 exposures by country (excluding the U.S.) and our Eurozone exposure, based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 13:

•
Lending exposure includes outstanding loans, unfunded credit commitments, and deposits with non-U.S. banks. These balances are presented prior to the deduction of allowance for credit losses or collateral received under the terms of the credit agreements, if any.

•	Securities exposure represents debt and equity securities of non-U.S. issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.

•	Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 13: Select Country Exposures

	March 31, 2020
	Lending		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$11,182	22,815	—	1,672	1	1,968	11,183	26,455	37,638
Canada	4	16,778	2	120	—	593	6	17,491	17,497
Cayman Islands	—	8,952	—	—	—	328	—	9,280	9,280
Ireland	976	4,857	—	122	—	68	976	5,047	6,023
China	—	4,188	(13)	444	37	35	24	4,667	4,691
Bermuda	—	4,308	—	125	—	51	—	4,484	4,484
Luxembourg	—	3,925	—	126	—	103	—	4,154	4,154
Japan	20	1,304	1,996	143	—	256	2,016	1,703	3,719
Guernsey	—	3,494	—	3	—	35	—	3,532	3,532
Germany	—	2,787	10	45	6	59	16	2,891	2,907
South Korea	—	2,546	3	84	—	15	3	2,645	2,648
Netherlands	—	1,794	—	171	14	241	14	2,206	2,220
France	—	1,847	—	94	142	13	142	1,954	2,096
Brazil	—	2,062	1	3	6	8	7	2,073	2,080
Chile	—	1,910	—	1	—	—	—	1,911	1,911
India	—	1,683	—	114	—	1	—	1,798	1,798
Switzerland	—	1,608	—	38	—	90	—	1,736	1,736
Australia	—	1,505	—	68	—	17	—	1,590	1,590
Singapore	—	1,304	—	24	—	88	—	1,416	1,416
United Arab Emirates	—	1,286	—	82	—	4	—	1,372	1,372
Total top 20 country exposures	$12,182	90,953	1,999	3,479	206	3,973	14,387	98,405	112,792
Eurozone exposure:
Eurozone countries included in Top 20 above (2)	$976	15,210	10	558	162	484	1,148	16,252	17,400
Spain	—	385	—	121	—	9	—	515	515
Belgium	—	536	—	(54)	—	4	—	486	486
Austria	—	234	—	1	—	—	—	235	235
Italy	—	108	—	19	—	1	—	128	128
Other Eurozone exposure	—	93	—	27	—	—	—	120	120
Total Eurozone exposure	$976	16,566	10	672	162	498	1,148	17,736	18,884

(1)	For countries presented in the table, total non-sovereign exposure comprises $56.0 billion exposure to financial institutions and $43.9 billion to non-financial corporations at March 31, 2020.

(2)	Consists of exposure to Ireland, Luxembourg, Germany, Netherlands and France included in Top 20.

Risk Management - Credit Risk Management (continued)

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS  Our real estate 1-4 family mortgage loan portfolio is comprised of both first and junior lien mortgage loans, which are presented in Table 14.
Table 14: Real Estate 1-4 Family Mortgage Loans

	March 31, 2020		December 31, 2019
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$292,920	91%	$293,847	91%
Real estate 1-4 family junior lien mortgage	28,527	9	29,509	9
Total real estate 1-4 family mortgage loans	$321,447	100%	$323,356	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with an interest-only feature as part of the loan terms and some with adjustable-rate features. Interest-only loans were approximately 3% of total loans at both March 31, 2020, and December 31, 2019. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our mortgage loan portfolios, including ARM loans that have negative amortizing features that were acquired in prior business combinations. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. In connection with our adoption of CECL on January 1, 2020, our real estate 1-4 family mortgage purchased credit-impaired (PCI) loans, which had a carrying value of $568 million, were reclassified as purchased credit-deteriorated (PCD) loans. PCD loans are generally accounted for in the same manner as non-PCD loans. For more information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019
Form 10-K. For more information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – Actions to Support Customers During the COVID-19 Pandemic” section in this Report.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators on the mortgage portfolio exclude government insured/guaranteed loans. Loans 30 days or more delinquent at March 31, 2020, totaled $3.6 billion, or 1% of total mortgages, compared with $3.0 billion, or 1%, at December 31, 2019. Loans with FICO scores lower than 640 totaled $7.5 billion, or 2% of total mortgages at March 31, 2020, compared with $7.6 billion, or 2%, at December 31, 2019. Mortgages with a LTV/CLTV greater than 100% totaled $2.5 billion at March 31, 2020, or 1% of total mortgages, compared with $2.5 billion, or 1%, at December 31, 2019. Information regarding credit quality indicators can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Real estate 1-4 mortgage loans by state are presented in Table 15. Our real estate 1-4 family mortgage loans to borrowers in California represented 13% of total loans at March 31, 2020, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals and AVMs and our policy for their use can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019 Form 10-K.
Table 15: Real Estate 1-4 Family Mortgage Loans by State

	March 31, 2020
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family loans:
California	$118,484	7,814	126,298	13%
New York	31,801	1,469	33,270	3
New Jersey	14,074	2,667	16,741	2
Florida	11,675	2,523	14,198	1
Washington	10,869	644	11,513	1
Virginia	8,740	1,645	10,385	1
Texas	8,954	576	9,530	1
North Carolina	5,758	1,338	7,096	1
Colorado	6,357	644	7,001	1
Other (1)	65,369	9,207	74,576	7
Government insured/ guaranteed loans (2)	10,839	—	10,839	1
Total	$292,920	28,527	321,447	32%

(1)	Consists of 41 states; none of which had loans in excess of $6.9 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio (first mortgage) decreased $927 million in first quarter 2020. Mortgage loan originations of $14.3 billion in first quarter 2020 were more than offset by paydowns.
Net loan charge-offs (annualized) as a percentage of average first mortgage loans was 0.00% in first quarter 2020, compared with a net recovery of 0.02% for the same period a year ago. Nonaccrual loans were $2.4 billion at March 31, 2020, up

$222 million from December 31, 2019. The increase in nonaccrual loans from December 31, 2019 was driven by the implementation of CECL, which required PCI loans to be classified as nonaccruing based on performance. For additional information, see the “Risk Management – Credit Risk Management – Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report.
Table 16 shows certain delinquency and loss information for the first mortgage portfolio and lists the top five states by outstanding balance.
Table 16: First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
California	$118,484	118,256	0.66%	0.48	(0.01)	(0.02)	(0.01)	(0.04)	(0.03)
New York	31,801	31,336	1.11	0.83	(0.01)	0.02	0.01	—	0.02
New Jersey	14,074	14,113	1.65	1.40	—	0.02	0.02	(0.06)	0.08
Florida	11,675	11,804	2.36	1.81	(0.03)	(0.06)	(0.07)	(0.11)	(0.10)
Washington	10,869	10,863	0.40	0.29	(0.02)	(0.02)	—	(0.03)	(0.04)
Other	95,178	95,750	1.36	1.20	0.01	(0.02)	—	(0.06)	(0.02)
Total	282,081	282,122	1.05	0.86	—	(0.02)	(0.01)	(0.04)	(0.02)
Government insured/guaranteed loans	10,839	11,170
PCI (1)	N/A	555
Total first lien mortgages	$292,920	293,847

(1)
In connection with our adoption of CECL on January 1, 2020, PCI loans were reclassified as PCD loans and are therefore included with other non-PCD loans in this table. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Risk Management - Credit Risk Management (continued)

Junior Lien Mortgage Portfolio  The junior lien mortgage portfolio consists of residential mortgage lines and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest-only payments, balloon payments, adjustable rates, and similar features. Junior lien loan products are mostly amortizing payment loans with fixed interest rates and repayment periods between five to 30 years.
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss, such as junior lien mortgage performance when the first mortgage loan is delinquent. Table 17 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2019, predominantly reflected loan paydowns. As of March 31, 2020, 4% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 3% were 30 days or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 1% of the junior lien mortgage portfolio at March 31, 2020. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
California	$7,814	8,054	1.65%	1.62	(0.36)	(0.44)	(0.51)	(0.40)	(0.39)
New Jersey	2,667	2,744	2.67	2.74	0.13	0.07	0.11	(0.07)	0.12
Florida	2,523	2,600	2.76	2.93	—	(0.09)	(0.11)	(0.11)	(0.05)
Virginia	1,645	1,712	2.15	1.97	0.09	(0.02)	(0.23)	(0.17)	0.14
Pennsylvania	1,618	1,674	2.18	2.16	0.11	(0.10)	(0.05)	(0.19)	0.04
Other	12,260	12,712	2.06	2.05	0.01	(0.18)	(0.29)	(0.22)	(0.03)
Total	28,527	29,496	2.08	2.07	(0.07)	(0.21)	(0.28)	(0.24)	(0.11)
PCI (1)	N/A	13
Total junior lien mortgages	$28,527	29,509

(1)
In connection with our adoption of CECL on January 1, 2020, PCI loans were reclassified as PCD loans and are therefore included with other non-PCD loans in this table. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. As of March 31, 2020, lines of credit in a draw period primarily used the interest-only option. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In March 2020, approximately 46% of these borrowers paid only the minimum amount due and approximately 50% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest-only payment feature, approximately 30% paid only the minimum amount due and approximately 66% paid more than the minimum amount due.
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
Table 18 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end-of-draw or end-of-term periods and products that are currently amortizing, or in balloon repayment status. At March 31, 2020, $464 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $395 million, or 5%, of amortizing lines of credit. Included in the amortizing amounts in Table 18 is $53 million of end-of-term balloon payments which were past due. The unfunded credit commitments for junior and first lien lines totaled $58.1 billion at March 31, 2020.
Table 18: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance March 31, 2020	Remainder of 2020	2021	2022	2023	2024	2025 and thereafter (1)	Amortizing
Junior lien lines and loans	$28,527	218	809	3,177	2,191	1,769	11,693	8,670
First lien lines	10,210	103	395	1,566	1,186	922	4,368	1,670
Total	$38,737	321	1,204	4,743	3,377	2,691	16,061	10,340
% of portfolios	100%	1	3	12	9	7	41	27

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2029, with annual scheduled amounts through 2029 ranging from $1.8 billion to $4.6 billion and averaging $3.1 billion per year.

CREDIT CARDS  Our credit card portfolio totaled $38.6 billion at March 31, 2020, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.81% for first quarter 2020, compared with 3.73% for first quarter 2019.

AUTOMOBILE  Our automobile portfolio totaled $48.6 billion at March 31, 2020. The net charge-off rate (annualized) for our automobile portfolio was 0.68% for first quarter 2020, compared with 0.82% for first quarter 2019. The decrease in the net charge-off rate in first quarter 2020, compared with the same period in 2019, was driven by lower early losses on higher quality originations.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans, totaled $33.5 billion at March 31, 2020, and largely included student and securities-based loans. Our private student loan portfolio totaled $10.6 billion at March 31, 2020. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.59% for first quarter 2020, compared with 1.47% for first quarter 2019.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 19 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs increased $759 million from fourth quarter 2019 to $6.4 billion. Nonaccrual loans of $6.2 billion increased $810 million from fourth quarter 2019. Commercial nonaccrual loans increased predominantly due to an increase in commercial and industrial and real estate mortgage nonaccrual loans as a result of the economic slowdown due to the COVID-19 pandemic impacting our customers. Consumer nonaccrual loans increased driven by higher nonaccruals in the real estate 1-4 family mortgage portfolio, as our adoption of CECL required PCI loans to be classified as nonaccruing based on performance. Prior to January 1, 2020, PCI loans were excluded from nonaccrual loans because they continued to earn interest income from accretable yield, independent of performance in accordance with their contractual terms. However, as a result of our adoption of CECL on January 1, 2020, $275 million of real estate 1-4 family mortgage loans were reclassified from PCI to PCD loans, and as a result, were also classified as nonaccrual loans given their contractual delinquency. For more information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Loan delinquency status will not change during any payment deferral period and loans that were accruing at the time the relief was provided generally will not be placed on nonaccrual status during the deferral period. For more information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – Actions to Support Customers During the COVID-19 Pandemic” section in this Report.
Foreclosed assets of $252 million were down $51 million from fourth quarter 2019.
Table 19: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,779	0.44%	$1,545	0.44%	$1,539	0.44%	$1,634	0.47%
Real estate mortgage	944	0.77	573	0.47	669	0.55	737	0.60
Real estate construction	21	0.10	41	0.21	32	0.16	36	0.17
Lease financing	131	0.68	95	0.48	72	0.37	63	0.33
Total commercial	2,875	0.51	2,254	0.44	2,312	0.45	2,470	0.48
Consumer:
Real estate 1-4 family first mortgage (1)	2,372	0.81	2,150	0.73	2,261	0.78	2,425	0.85
Real estate 1-4 family junior lien mortgage (1)	769	2.70	796	2.70	819	2.66	868	2.71
Automobile	99	0.20	106	0.22	110	0.24	115	0.25
Other revolving credit and installment	41	0.12	40	0.12	43	0.12	44	0.13
Total consumer	3,281	0.74	3,092	0.69	3,233	0.73	3,452	0.79
Total nonaccrual loans	6,156	0.61	5,346	0.56	5,545	0.58	5,922	0.62
Foreclosed assets:
Government insured/guaranteed (2)	43		50		59		68
Non-government insured/guaranteed	209		253		378		309
Total foreclosed assets	252		303		437		377
Total nonperforming assets	$6,408	0.63%	$5,649	0.59%	$5,982	0.63%	$6,299	0.66%
Change in NPAs from prior quarter	$759		(333)		(317)		(1,042)

(1)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

(2)
Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed residential real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For more information on foreclosed assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K.

Table 20 provides an analysis of the changes in nonaccrual loans.
Table 20: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Commercial nonaccrual loans
Balance, beginning of period	$2,254	2,312	2,470	2,797	2,188
Inflows	1,479	652	710	621	1,238
Outflows:
Returned to accruing	(56)	(124)	(52)	(46)	(43)
Foreclosures	—	—	(78)	(2)	(15)
Charge-offs	(360)	(201)	(194)	(187)	(158)
Payments, sales and other	(442)	(385)	(544)	(713)	(413)
Total outflows	(858)	(710)	(868)	(948)	(629)
Balance, end of period	2,875	2,254	2,312	2,470	2,797
Consumer nonaccrual loans
Balance, beginning of period	3,092	3,233	3,452	4,108	4,308
Inflows (1)	749	473	448	437	552
Outflows:
Returned to accruing	(254)	(227)	(274)	(250)	(248)
Foreclosures	(21)	(29)	(32)	(34)	(42)
Charge-offs	(48)	(45)	(44)	(34)	(49)
Payments, sales and other	(237)	(313)	(317)	(775)	(413)
Total outflows	(560)	(614)	(667)	(1,093)	(752)
Balance, end of period	3,281	3,092	3,233	3,452	4,108
Total nonaccrual loans	$6,156	5,346	5,545	5,922	6,905

(1)	In connection with our adoption of CECL on January 1, 2020, we classified $275 million of PCD loans as nonaccruing based on performance.
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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at March 31, 2020:

•
94% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 96% are secured by real estate and 88% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $573 million and $985 million have already been recognized on 11% of commercial nonaccrual loans and 34% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.

•
73% of commercial nonaccrual loans were current on interest and 66% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	of the $1.4 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $905 million were current.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

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

Risk Management - Credit Risk Management (continued)

Table 21 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 21: Foreclosed Assets

(in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Summary by loan segment
Government insured/guaranteed	$43	50	59	68	75
Commercial	49	62	180	101	124
Consumer	160	191	198	208	237
Total foreclosed assets	$252	303	437	377	436
Analysis of changes in foreclosed assets
Balance, beginning of period	$303	437	377	436	451
Net change in government insured/guaranteed (1)	(7)	(9)	(9)	(7)	(13)
Additions to foreclosed assets (2)	107	126	235	144	193
Reductions:
Sales	(154)	(250)	(155)	(199)	(205)
Write-downs and gains (losses) on sales	3	(1)	(11)	3	10
Total reductions	(151)	(251)	(166)	(196)	(195)
Balance, end of period	$252	303	437	377	436

(1)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.

(2)	Includes loans moved into foreclosed assets from nonaccrual status and repossessed automobiles.
Foreclosed assets at March 31, 2020, included $180 million of foreclosed residential real estate, of which 24% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $252 million in foreclosed assets at March 31, 2020, 71% have been in the foreclosed assets portfolio one year or less.

As part of our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities, which may affect the amount of our foreclosed assets for the remainder of the year. For additional information on loans in process of foreclosure, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 22: Troubled Debt Restructurings (TDRs)

(in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Commercial:
Commercial and industrial	$1,302	1,183	1,162	1,294	1,740
Real estate mortgage	697	669	598	620	681
Real estate construction	33	36	40	43	45
Lease financing	10	13	16	31	46
Total commercial TDRs	2,042	1,901	1,816	1,988	2,512
Consumer:
Real estate 1-4 family first mortgage	7,284	7,589	7,905	8,218	10,343
Real estate 1-4 family junior lien mortgage	1,356	1,407	1,457	1,550	1,604
Credit Card	527	520	504	486	473
Automobile	76	81	82	85	85
Other revolving credit and installment	172	170	167	159	156
Trial modifications	108	115	123	127	136
Total consumer TDRs	9,523	9,882	10,238	10,625	12,797
Total TDRs	$11,565	11,783	12,054	12,613	15,309
TDRs on nonaccrual status	$2,846	2,833	2,775	3,058	4,037
TDRs on accrual status:
Government insured/guaranteed	1,157	1,190	1,199	1,209	1,275
Non-government insured/guaranteed	7,562	7,760	8,080	8,346	9,997
Total TDRs	$11,565	11,783	12,054	12,613	15,309
Table 22 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $439 million and $1.0 billion at March 31, 2020, and December 31, 2019, respectively. See Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For more information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Actions to Support Customers During the COVID-19 Pandemic” section in this Report.

For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2019 Form 10-K.
Table 23 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as new loans.

Risk Management - Credit Risk Management (continued)

Table 23: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Commercial TDRs
Balance, beginning of quarter	$1,901	1,816	1,988	2,512	2,422
Inflows (1)	452	476	293	232	539
Outflows
Charge-offs	(56)	(48)	(66)	(37)	(44)
Foreclosures	—	(1)	—	—	—
Payments, sales and other (2)	(255)	(342)	(399)	(719)	(405)
Balance, end of quarter	2,042	1,901	1,816	1,988	2,512
Consumer TDRs
Balance, beginning of quarter	9,882	10,238	10,625	12,797	13,109
Inflows (1)	312	350	360	336	439
Outflows
Charge-offs	(63)	(57)	(56)	(61)	(60)
Foreclosures	(57)	(61)	(70)	(74)	(86)
Payments, sales and other (2)	(544)	(580)	(617)	(2,364)	(593)
Net change in trial modifications (3)	(7)	(8)	(4)	(9)	(12)
Balance, end of quarter	9,523	9,882	10,238	10,625	12,797
Total TDRs	$11,565	11,783	12,054	12,613	15,309

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans 90 days or more past due are still accruing if they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. Prior to January 1, 2020, PCI loans were excluded from loans 90 days or more past due and still accruing because they continued to earn interest income from accretable yield, independent of performance in accordance with their contractual terms. In connection with our adoption of CECL, PCI loans were reclassified as PCD loans and classified as accruing or nonaccruing based on performance.

Loans 90 days or more past due and still accruing, excluding insured/guaranteed loans, at March 31, 2020, were down $52 million, or 6%, from December 31, 2019 due to payoffs. Also, fluctuations from quarter to quarter may be influenced by seasonality.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $6.1 billion at March 31, 2020, down from $6.4 billion at December 31, 2019.
Table 24 reflects loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 24: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Total:	$7,023	7,285	7,130	7,258	7,870
Less: FHA insured/VA guaranteed (1)	6,142	6,352	6,308	6,478	6,996
Total, not government insured/guaranteed	$881	933	822	780	874
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$24	47	6	17	42
Real estate mortgage	28	31	28	24	20
Real estate construction	1	—	—	—	5
Total commercial	53	78	34	41	67
Consumer:
Real estate 1-4 family first mortgage	128	112	100	108	117
Real estate 1-4 family junior lien mortgage	25	32	35	27	28
Credit card	528	546	491	449	502
Automobile	69	78	75	63	68
Other revolving credit and installment	78	87	87	92	92
Total consumer	828	855	788	739	807
Total, not government insured/guaranteed	$881	933	822	780	874

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Risk Management - Credit Risk Management (continued)

NET LOAN CHARGE-OFFS

Table 25: Net Loan Charge-offs

									Quarter ended
	Mar 31, 2020		Dec 31, 2019		Sep 30, 2019		Jun 30, 2019		Mar 31, 2019
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$333	0.37%	$168	0.19%	$147	0.17%	$159	0.18%	$133	0.15%
Real estate mortgage	(2)	(0.01)	4	0.01	(8)	(0.02)	4	0.01	6	0.02
Real estate construction	(16)	(0.32)	—	—	(8)	(0.14)	(2)	(0.04)	(2)	(0.04)
Lease financing	9	0.19	31	0.63	8	0.17	4	0.09	8	0.17
Total commercial	324	0.25	203	0.16	139	0.11	165	0.13	145	0.11
Consumer:
Real estate 1-4 family first mortgage	(3)	—	(3)	—	(5)	(0.01)	(30)	(0.04)	(12)	(0.02)
Real estate 1-4 family junior lien mortgage	(5)	(0.07)	(16)	(0.20)	(22)	(0.28)	(19)	(0.24)	(9)	(0.10)
Credit card	377	3.81	350	3.48	319	3.22	349	3.68	352	3.73
Automobile	82	0.68	87	0.73	76	0.65	52	0.46	91	0.82
Other revolving credit and installment	134	1.59	148	1.71	138	1.60	136	1.56	128	1.47
Total consumer	585	0.53	566	0.51	506	0.46	488	0.45	550	0.51
Total	$909	0.38%	$769	0.32%	$645	0.27%	$653	0.28%	$695	0.30%

(1)	Quarterly net loan charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 25 presents net loan charge-offs for first quarter 2020 and the previous four quarters. Net loan charge-offs in first quarter 2020 were $909 million (0.38% of average total loans outstanding), compared with $695 million (0.30%) in first quarter 2019.
The increase in commercial and industrial net loan charge-offs in first quarter 2020 was driven by higher losses in our oil and gas portfolio. The increase in consumer net loan charge-offs in first quarter 2020 was driven by higher losses in the credit card portfolio.
The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio, including resulting in additional net loan charge-offs. For more information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – Actions to Support Customers During the COVID-19 Pandemic” section in this Report.
ALLOWANCE FOR CREDIT LOSSES We maintain an allowance for credit losses for loans, which is management’s estimate of the expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an allowance for credit losses for debt securities classified as either available-for-sale or held-to-maturity, other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures.

We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. The process for establishing the allowance for credit losses for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. For additional information on our allowance for credit losses for loans, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our allowance for credit losses for debt securities, see the “Balance Sheet Analysis – Available-For-Sale and Held-To-Maturity Debt Securities” section and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.

Table 26 presents the allocation of the allowance for credit losses for loans by loan segment and class for the most recent quarter end and last four year ends. The detail of the changes in the allowance for credit losses for loans by portfolio segment

(including charge-offs and recoveries by loan class) is included in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 26: Allocation of the Allowance for Credit Losses (ACL) for Loans (1)

	Mar 31, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,231	40%	$3,600	37%	$3,628	37%	$3,752	35%	$4,560	34%
Real estate mortgage	848	12	1,236	13	1,282	13	1,374	13	1,320	14
Real estate construction	36	2	1,079	2	1,200	2	1,238	3	1,294	2
Lease financing	164	2	330	2	307	2	268	2	220	2
Total commercial	5,279	56	6,245	54	6,417	54	6,632	53	7,394	52
Consumer:
Real estate 1-4 family first mortgage	836	29	692	30	750	30	1,085	30	1,270	29
Real estate 1-4 family junior lien mortgage	125	3	247	3	431	3	608	4	815	5
Credit card	3,481	4	2,252	4	2,064	4	1,944	4	1,605	4
Automobile	1,016	5	459	5	475	5	1,039	5	817	6
Other revolving credit and installment	1,285	3	561	4	570	4	652	4	639	4
Total consumer	6,743	44	4,211	46	4,290	46	5,328	47	5,146	48
Total	$12,022	100%	$10,456	100%	$10,707	100%	$11,960	100%	$12,540	100%

	Mar 31, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
Components:
Allowance for loan losses	$11,263		9,551		9,775		11,004		11,419
Allowance for unfunded credit commitments	759		905		932		956		1,121
Allowance for credit losses for loans	$12,022		10,456		10,707		11,960		12,540
Allowance for loan losses as a percentage of total loans	1.12%		0.99		1.03		1.15		1.18
Allowance for loan losses as a percentage of total net loan charge-offs (2)	308		346		356		376		324
Allowance for credit losses for loans as a percentage of total loans	1.19		1.09		1.12		1.25		1.30
Allowance for credit losses for loans as a percentage of total nonaccrual loans	195		196		165		156		126

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Total net loan charge-offs are annualized for quarter ended March 31, 2020.
The ratio of the allowance for credit losses for loans to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.
The allowance for credit losses for loans increased $1.6 billion, or 15%, from December 31, 2019, driven by a $2.9 billion increase in the allowance for credit losses for loans in first quarter 2020, partially offset by a $1.3 billion decline as a result of adopting CECL. The increase in the allowance for credit losses for loans reflected forecasted credit deterioration due to the COVID-19 pandemic and credit weakness in the oil and gas portfolio due to the recent sharp declines in oil prices. Total provision for credit losses for loans was $3.8 billion in first quarter 2020, compared with $845 million in first quarter 2019. The increase in the provision for credit losses for loans in first quarter 2020, compared with the same period a year ago, reflected an increase in the allowance for credit losses for loans due to forecasted credit deterioration as a result of the impact of the COVID-19 pandemic and higher net loan charge-offs largely in the oil and gas portfolio due to the recent sharp declines in oil prices.
In determining our allowance for credit losses for loans in first quarter 2020, our analysis considered multiple factors to evaluate the rapidly evolving impacts related to the COVID-19 pandemic. We evaluated a range of expected losses based on economic forecasts that projected both a limited and a severe downturn in economic conditions. In addition, we reviewed several alternative forecasts that included relatively longer yet less severe downturns, as well as relatively shorter yet deeper downturns followed by a significant rebound near the end of 2020. We also assessed the impact of the federal government’s recent economic stimulus programs coupled with expectations for customer accommodation activity of up to six months. Our

Risk Management - Credit Risk Management (continued)

forecasted view reflected a sustained recession through 2020 with a sustained increase in unemployment and decrease in gross domestic product (GDP) for the rest of the year. We also considered the estimated impact on certain industries that we expect to be directly and most adversely affected by the COVID-19 pandemic, as well as our exposure to the oil and gas industry and the potential for additional draws on commercial loan commitments.
Future amounts of the allowance for credit losses for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. Based on economic conditions at the end of first quarter 2020, it was difficult to estimate the length and severity of the economic downturn that may result from the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the allowance for credit losses, including the impact of economic stimulus programs and customer accommodation activity. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if the impact on the economy worsens.
We believe the allowance for credit losses for loans of $12.0 billion at March 31, 2020, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb expected credit losses from the total loan portfolio. The allowance for credit losses for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date.
LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2019 Form 10-K.

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
As a servicer, we are required to advance certain delinquent payments of principal and interest on the mortgage loans we service. Due to an increase in customer requests for payment deferrals as a result of the COVID-19 pandemic, we expect the amount of principal and interest advances we are required to make as a servicer to increase, which may adversely impact our net servicing income. The amount and timing of reimbursement of these advances varies by investor and the applicable servicing agreements in place.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2019 Form 10-K.

Asset/Liability Management
Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. Primary oversight of interest rate risk and market risk resides with the Finance Committee of our Board, which oversees the administration and effectiveness of financial risk management policies and processes used to assess and manage these risks. Primary oversight of liquidity and funding resides with the Risk Committee of the Board. At the management level we utilize a Corporate Asset/Liability Committee (Corporate ALCO), which consists of management from finance, risk and business groups, to oversee these risks and provide periodic reports to the Board’s Finance Committee and Risk Committee as appropriate. As discussed in more detail for market risk activities below, we employ separate management level oversight specific to market risk.

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
Our most recent simulations estimate net interest income sensitivity over the next two years under a range of both lower and higher interest rates. Measured impacts from standardized ramps (gradual changes) and shocks (instantaneous changes) are summarized in Table 27, indicating net interest income sensitivity relative to the Company’s base net interest income plan. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base scenario in year one, and the full amount of the ramp is held as a constant differential to the base scenario in year two. The following describes the simulation assumptions for the scenarios presented in Table 27:

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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 27: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates (1)	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.3) - (0.8)	4.7 - 5.2	4.0 - 4.5
Key Rates at Horizon End
Fed Funds Target	0.27%	0.00	1.27	2.27
10-year CMT (2)	0.81	0.00	1.81	2.81
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(3.5) - (3.0)	6.8 - 7.3	10.1 - 10.6
Key Rates at Horizon End
Fed Funds Target	0.42%	0.00	1.42	2.42
10-year CMT (2)	0.89	0.00	1.89	2.89

(1)	U.S. interest rates are floored at zero where applicable in this scenario analysis

(2)	U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense are predominantly driven by mortgage banking activities, and may move in the opposite direction of our net interest income. Mortgage originations generally decline in response to higher interest rates and generally increase, particularly refinancing activity, in response to lower interest rates. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management –

Mortgage Banking Interest Rate and Market Risk” section in this Report for more information.
Interest rate sensitive noninterest income also results from changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit service fees. Additionally, for the trading portfolio, our trading assets are (before the effects of certain economic hedges) generally less sensitive to changes in interest rates than the related funding liabilities. As a result, net interest income from the trading portfolio contracts and expands as interest rates rise and fall, respectively. The impact to net interest income does not include the fair value changes of trading securities and loans, which, along with the effects of related economic hedges, are recorded in noninterest income.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of March 31, 2020, and December 31, 2019, are presented in Note 15 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

•
to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and

•	to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For more information on mortgage banking interest rate and market risk, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2019 Form 10-K.
While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARM production held for sale from changes in mortgage interest rates may or may not be fully offset by index-based financial instruments used as economic hedges for such ARMs. Hedge results may also be impacted as the overall level of hedges changes as interest rates change, or as there are other changes in the market for mortgage forwards that may affect the implied carry on the MSRs.
The total carrying value of our residential and commercial MSRs was $9.5 billion at March 31, 2020, and $12.9 billion at December 31, 2019. The weighted-average note rate on our portfolio of loans serviced for others was 4.20% at March 31, 2020, and 4.25% at December 31, 2019. The carrying value of our total MSRs represented 0.60% and 0.79% of mortgage loans serviced for others at March 31, 2020 and December 31, 2019, respectively.
MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis

Asset/Liability Management (continued)

risk, and market liquidity risk. It also includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with the mortgage book, and impairment on private equity investments.
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
At the management level, the Market and Counterparty Risk Management function, which is part of IRM, has primary oversight responsibility for market risk. The Market and Counterparty Risk Management function reports into the CRO and also provides periodic reports related to market risk to the Board’s Finance Committee.

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
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For more information, including information regarding our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2019 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The
Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our balance sheet.
Table 28 shows the Company’s Trading General VaR by risk category. As presented in Table 28, average Company Trading General VaR was $33 million for the quarter ended March 31, 2020, compared with $31 million for the quarter ended December 31, 2019, and $15 million for the quarter ended March 31, 2019. The increase in average as well as period end Company Trading General VaR for the quarter ended March 31, 2020, compared with the quarter ended March 31, 2019, was driven by recent market volatility, in particular changes in interest rate curves and a significant widening of credit spreads entering the 12-month historical lookback window used to calculate VaR.
Table 28: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2020				December 31, 2019				March 31, 2019
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$62	28	15	75	15	18	15	26	15	15	11	19
Interest rate	84	32	5	198	14	21	9	45	42	34	22	44
Equity	6	7	4	10	5	5	4	8	5	5	4	7
Commodity	2	2	1	6	2	2	1	4	2	2	1	4
Foreign exchange	2	1	1	6	1	1	1	1	1	1	1	1
Diversification benefit (1)	(63)	(37)			(13)	(16)			(46)	(42)
Company Trading General VaR	$93	33			24	31			19	15

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

MARKET RISK – EQUITY SECURITIES  We are directly and indirectly affected by changes in the equity markets. We make and manage direct investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board. The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment

(OTTI) and observable price changes. For nonmarketable equity securities, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows, capital needs, the viability of its business model, our exit strategy, and observable price changes that are similar to the investments held. Investments in nonmarketable equity securities include private equity investments accounted for under the equity method, fair value through net income, and the measurement alternative.
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
LIQUIDITY AND FUNDING  The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To achieve this objective, the Board establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the Corporate ALCO and on a quarterly basis by the Board. These guidelines are established and monitored for both the consolidated company and for the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and Federal Deposit Insurance Corporation (FDIC), that includes a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets (HQLA), such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets greater than $10 billion. In addition, rules issued by the FRB impose enhanced liquidity management standards on large bank holding companies (BHC) such as Wells Fargo.
The FRB, OCC and FDIC have proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable funding in relation to their assets, derivative exposures and commitments over a one-year horizon period.
Liquidity Coverage Ratio As of March 31, 2020, the consolidated Company and Wells Fargo Bank, N.A. were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 29 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 29: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended March 31, 2020
HQLA (1)(2)	$381,950
Projected net cash outflows	315,980
LCR	121%

(1)	Excludes excess HQLA at Wells Fargo Bank, N.A.

(2)	Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity which are presented in Table 30. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule.
Our cash is predominantly on deposit with the Federal Reserve. Debt securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and mortgage-backed securities issued by federal agencies within our debt securities portfolio. We believe these debt securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these debt securities are within our held-to-maturity portfolio and as such are not intended for sale, but may be pledged to obtain financing. Some of the legal entities within our consolidated group of companies are subject to various regulatory, tax, legal and other restrictions that can limit the transferability of their funds. We believe we maintain adequate liquidity for these entities in consideration of such funds transfer restrictions.
Table 30: Primary Sources of Liquidity

	March 31, 2020			December 31, 2019
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$128,071	—	128,071	119,493	—	119,493
Debt securities of U.S. Treasury and federal agencies	61,727	3,785	57,942	61,099	3,107	57,992
Mortgage-backed securities of federal agencies (1)	271,644	40,769	230,875	258,589	41,135	217,454
Total	$461,442	44,554	416,888	439,181	44,242	394,939

(1)	Included in encumbered securities at March 31, 2020, were securities with a fair value of $1.7 billion, which were purchased in March 2020, but settled in April 2020.

Asset/Liability Management (continued)

In addition to our primary sources of liquidity shown in
Table 30, liquidity is also available through the sale or financing of other debt securities including trading and/or available-for-sale debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of March 31, 2020, we also maintained approximately $273.5 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 136% of total loans at March 31, 2020, and 137% at December 31, 2019.
Additional funding is provided by long-term debt and short-term borrowings. Table 31 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 31: Short-Term Borrowings

	Quarter ended
(in millions)	Mar 31 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$79,036	92,403	110,399	102,560	93,896
Other short-term borrowings	13,253	12,109	13,509	12,784	12,701
Total	$92,289	104,512	123,908	115,344	106,597
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$90,722	103,614	109,499	102,557	95,721
Other short-term borrowings	12,255	12,335	12,343	12,197	12,930
Total	$102,977	115,949	121,842	114,754	108,651
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$91,121	111,727	110,399	105,098	97,650
Other short-term borrowings (2)	13,253	12,708	13,509	12,784	14,129

(1)	Highest month-end balance in each of the last five quarters was in February 2020, and September, May and January 2019.

(2)	Highest month-end balance in each of the last five quarters was in March 2020, and September, June and February 2019.
Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Long-term debt of $237.3 billion at March 31, 2020, increased $9.2 billion from December 31, 2019. We issued $18.9 billion of long-term debt in first quarter 2020 and $11.8 billion in April and May 2020. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise. Table 32 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2020 and the following years thereafter, as of March 31, 2020.
Table 32: Maturity of Long-Term Debt

	March 31, 2020
(in millions)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$9,627	17,802	17,782	11,192	9,476	72,658	138,537
Subordinated notes	—	—	—	3,786	770	26,704	31,260
Junior subordinated notes	—	—	—	—	—	1,940	1,940
Total long-term debt – Parent	$9,627	17,802	17,782	14,978	10,246	101,302	171,737
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$12,373	28,398	5,636	2,989	6	311	49,713
Subordinated notes	—	—	—	1,010	—	4,923	5,933
Junior subordinated notes	—	—	—	—	—	366	366
Securitizations and other bank debt	2,019	1,207	787	264	153	1,890	6,320
Total long-term debt – Bank	$14,392	29,605	6,423	4,263	159	7,490	62,332
Other consolidated subsidiaries
Senior notes	$135	1,833	187	475	127	484	3,241
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt – Other consolidated subsidiaries	$135	1,833	187	475	127	516	3,273
Total long-term debt	$24,154	49,240	24,392	19,716	10,532	109,308	237,342

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
There were no actions undertaken by the ratings agencies with regard to our credit ratings during first quarter 2020. On April 22, 2020, Fitch Ratings, Inc. (Fitch) affirmed the Company’s long-term and short-term issuer default ratings and revised the rating outlook to negative from stable as Fitch expects significant operating environment headwinds from the disruption to economic activity and financial markets as a result of the COVID-19 pandemic. This rating action followed Fitch’s event-driven review of the commercially-oriented U.S. G-SIBs. Both the Parent and Wells Fargo Bank, N.A. remain among the highest-rated financial firms in the United States.
See the “Risk Factors” section in our 2019 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 15 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A. as of March 31, 2020, are presented in Table 33.
Table 33: Credit Ratings as of March 31, 2020

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

LIBOR TRANSITION Due to uncertainty surrounding the suitability and sustainability of the London Interbank Offered Rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR by the end of 2021. LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. We have a significant number of assets and liabilities referenced to LIBOR and other interbank offered rates (IBORs), such as commercial loans, adjustable-rate mortgage loans, derivatives, debt securities, and long-term debt.
Accordingly, we established a LIBOR Transition Office (LTO) in February 2018, with senior management and Board oversight. The LTO is responsible for developing a coordinated strategy to transition the IBOR-linked contracts and processes across Wells Fargo to alternative reference rates and serves as the primary conduit between Wells Fargo and relevant industry groups, such as the Alternative Reference Rates Committee (ARRC).

In addition, the Company is actively working with regulators, industry working groups (such as the ARRC) and trade associations that are developing guidance to facilitate an orderly transition away from the use of LIBOR. We are closely monitoring and seeking to follow the recommendations and guidance announced by such organizations, including those announced by the Bank of England’s Working Group on Sterling Risk-Free Reference Rates. We continue to assess the risks and related impacts associated with a transition away from IBORs. See the “Risk Factors” section in the 2019 Form 10-K for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced, or discontinued.
On March 12, 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Update) that provides temporary relief from existing GAAP accounting requirements for entities that perform activities related to reference rate reform. The relief provided by the Update is primarily related to contract modifications and hedge accounting relationships that are impacted by the Company’s reference rate reform activities. For additional information on the Update, see the “Current Accounting Developments” section in this Report.
For additional information on the amount of our IBOR-linked assets and liabilities, as well as the program structure and initiatives created by the LTO, see the “Risk Management – Asset/Liability Management – LIBOR Transition” section in our 2019 Form 10-K.

Capital Management (continued)

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our working capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings decreased $1.4 billion from December 31, 2019, predominantly as a result of common and preferred stock dividends of $2.5 billion, partially offset by $653 million of Wells Fargo net income. During first quarter 2020, we issued $1.7 billion of common stock, excluding conversions of preferred shares. During first quarter 2020, we repurchased $3.4 billion of common stock. The amount of our repurchases are subject to various factors as discussed in the “Securities Repurchases” section below. On March 15, 2020, we suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020. For additional information about share repurchases, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
In January 2020, we issued $2.0 billion of our Preferred Stock, Series Z. In March 2020, we redeemed the remaining $1.8 billion of our Preferred Stock, Series K, and redeemed $669 million of our Preferred Stock, Series T. For more information, see Note 17 (Preferred Stock) to Financial Statements in this Report.

Regulatory Capital Guidelines
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The federal banking regulators’ capital rules, among other things, required on a fully phased-in basis as of March 31, 2020:

•
a minimum Common Equity Tier 1 (CET1) ratio of 9.00%, comprised of a 4.50% minimum requirement plus a capital conservation buffer of 2.50% and for us, as a global systemically important bank (G-SIB), a capital surcharge of 2.00%;

•	a minimum tier 1 capital ratio of 10.50%, comprised of a 6.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;

•	a minimum total capital ratio of 12.50%, comprised of a 8.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;

•
a potential countercyclical buffer of up to 2.50% to be added to the minimum capital ratios, which could be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk; and

•	a minimum tier 1 leverage ratio of 4.00%.

The Basel III capital requirements for calculating CET1 and tier 1 capital, along with risk-weighted assets (RWAs), are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with Transition Requirements and are scheduled to be fully phased-in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach.
Effective October 1, 2020, a stress capital buffer will be added to the minimum capital ratio requirements. The stress capital buffer will be calculated based on the decrease in a financial institution’s risk-based capital ratios under the supervisory severely adverse scenario in the annual Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. The stress capital buffer will replace the current 2.50% capital conservation buffer under the Standardized Approach. Because the stress capital buffer will be calculated annually as part of CCAR and will be based on data that can differ over time, the amount of the buffer is subject to change in future years.
As a G-SIB, we are also subject to the FRB’s rule implementing the additional capital surcharge of between 1.00-4.50% on the minimum capital requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years.
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital guidelines. Although we continue to report certain capital amounts and ratios in accordance with Transition Requirements for banking industry regulatory reporting purposes, we are managing our capital based on a fully phased-in basis. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 34 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at March 31, 2020, and December 31, 2019.

Table 34: Capital Components and Ratios (Fully Phased-In) (1)

			March 31, 2020			December 31, 2019
(in millions, except ratios)		Required Minimum Capital Ratios	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)		$134,751	134,751		138,760	138,760
Tier 1 Capital	(B)		154,277	154,277		158,949	158,949
Total Capital (2)	(C)		183,932	191,985		187,813	195,703
Risk-Weighted Assets (3)	(D)		1,181,271	1,262,808		1,165,079	1,245,853
Common Equity Tier 1 Capital Ratio (3)	(A)/(D)	9.00%	11.41%	10.67	*	11.91	11.14	*
Tier 1 Capital Ratio (3)	(B)/(D)	10.50	13.06	12.22	*	13.64	12.76	*
Total Capital Ratio (2)(3)	(C)/(D)	12.50	15.57	15.20	*	16.12	15.71	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	See Table 35 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs.

(2)
Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 35 for information regarding the calculation and components of our fully phased-in total capital amounts, including a corresponding reconciliation to GAAP financial measures.

(3)	RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.
Table 35 provides information regarding the calculation and composition of our risk-based capital under the Advanced and

Standardized Approaches at March 31, 2020, and
December 31, 2019.
Table 35: Risk-Based Capital Calculation and Components

		March 31, 2020		December 31, 2019
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$183,330	183,330	187,984	187,984
Adjustments:
Preferred stock		(21,347)	(21,347)	(21,549)	(21,549)
Additional paid-in capital on preferred stock		140	140	(71)	(71)
Unearned ESOP shares		1,143	1,143	1,143	1,143
Noncontrolling interests		(612)	(612)	(838)	(838)
Total common stockholders’ equity		162,654	162,654	166,669	166,669
Adjustments:
Goodwill		(26,381)	(26,381)	(26,390)	(26,390)
Certain identifiable intangible assets (other than MSRs)		(413)	(413)	(437)	(437)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(1,894)	(1,894)	(2,146)	(2,146)
Applicable deferred taxes related to goodwill and other intangible assets (1)		821	821	810	810
Other		(37)	(37)	254	254
Common Equity Tier 1		134,751	134,751	138,760	138,760

Common Equity Tier 1		$134,751	134,751	138,760	138,760
Preferred stock		21,347	21,347	21,549	21,549
Additional paid-in capital on preferred stock		(140)	(140)	71	71
Unearned ESOP shares		(1,143)	(1,143)	(1,143)	(1,143)
Other		(538)	(538)	(288)	(288)
Total Tier 1 capital	(A)	154,277	154,277	158,949	158,949

Long-term debt and other instruments qualifying as Tier 2		25,836	25,836	26,515	26,515
Qualifying allowance for credit losses (2)		3,990	12,043	2,566	10,456
Other		(171)	(171)	(217)	(217)
Total Tier 2 capital (Fully Phased-In)	(B)	29,655	37,708	28,864	36,754
Effect of Transition Requirements		136	136	520	520
Total Tier 2 capital (Transition Requirements)		$29,791	37,844	29,384	37,274

Total qualifying capital (Fully Phased-In)	(A)+(B)	$183,932	191,985	187,813	195,703
Total Effect of Transition Requirements		136	136	520	520
Total qualifying capital (Transition Requirements)		$184,068	192,121	188,333	196,223

Risk-Weighted Assets (RWAs) (3)(4):
Credit risk		$802,686	1,219,948	790,784	1,210,209
Market risk		42,860	42,860	35,644	35,644
Operational risk (5)		335,725	—	338,651	—
Total RWAs (5)		$1,181,271	1,262,808	1,165,079	1,245,853

(1)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(2)
Under the Advanced Approach the allowance for credit losses that exceeds expected credit losses is eligible for inclusion in Tier 2 Capital, to the extent the excess allowance does not exceed 0.60% of Advanced credit RWAs, and under the Standardized Approach, the allowance for credit losses is includable in Tier 2 Capital up to 1.25% of Standardized credit RWAs, with any excess allowance for credit losses being deducted from total RWAs.

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

(5)	Amounts for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

Capital Management (continued)

Table 36 presents the changes in Common Equity Tier 1 under the Advanced Approach for the three months ended March 31, 2020.

Table 36: Analysis of Changes in Common Equity Tier 1 (Advanced Approach)

(in millions)
Common Equity Tier 1 at December 31, 2019	$138,760
Net income applicable to common stock	42
Common stock dividends	(2,096)
Common stock issued, repurchased, and stock compensation-related items	(2,882)
Changes in cumulative other comprehensive income	(253)
Cumulative effect from change in accounting policies (1)	991
Goodwill	9
Certain identifiable intangible assets (other than MSRs)	24
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	252
Applicable deferred taxes related to goodwill and other intangible assets (2)	11
Other	(107)
Change in Common Equity Tier 1	(4,009)
Common Equity Tier 1 at March 31, 2020	$134,751

(1)	Effective January 1, 2020, we adopted CECL. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Table 37 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the three months ended March 31, 2020.

Table 37: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2019 (1)	$1,165,079	1,245,853
Net change in credit risk RWAs	11,902	9,739
Net change in market risk RWAs	7,216	7,216
Net change in operational risk RWAs	(2,926)	—
Total change in RWAs	16,192	16,955
RWAs at March 31, 2020	$1,181,271	1,262,808

(1)	Amount for December 31, 2019, has been revised as a result of a decease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than MSRs) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. These tangible common equity ratios are as follows:

•	Tangible book value per common share, which represents tangible common equity divided by common shares outstanding; and

•	Return on average tangible common equity (ROTCE), which represents our annualized earnings contribution as a percentage of tangible common equity.

The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company’s use of equity.
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 38: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Total equity		$183,330	187,984	198,733	188,170	192,393	198,349
Adjustments:
Preferred stock		(21,347)	(21,549)	(23,214)	(21,794)	(21,549)	(23,214)
Additional paid-in capital on preferred stock		140	(71)	(95)	135	(71)	(95)
Unearned ESOP shares		1,143	1,143	1,502	1,143	1,143	1,502
Noncontrolling interests		(612)	(838)	(901)	(785)	(945)	(899)
Total common stockholders’ equity	(A)	162,654	166,669	176,025	166,869	170,971	175,643
Adjustments:
Goodwill		(26,381)	(26,390)	(26,420)	(26,387)	(26,389)	(26,420)
Certain identifiable intangible assets (other than MSRs)		(413)	(437)	(522)	(426)	(449)	(543)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(1,894)	(2,146)	(2,131)	(2,152)	(2,223)	(2,159)
Applicable deferred taxes related to goodwill and other intangible assets (1)		821	810	771	818	807	784
Tangible common equity	(B)	$134,787	138,506	147,723	138,722	142,717	147,305
Common shares outstanding	(C)	4,096.4	4,134.4	4,511.9	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$42	2,546	5,507
Book value per common share	(A)/(C)	$39.71	40.31	39.01	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	32.90	33.50	32.74	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	0.10%	5.91	12.71
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	0.12	7.08	15.16

(1)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO As a BHC, we are required to maintain a supplementary leverage ratio (SLR) of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. Our IDIs are required to maintain a SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (the “Proposed SLR Rules”) that would replace the 2.00% supplementary leverage buffer with a buffer equal to one-half of our G-SIB capital surcharge. The Proposed SLR Rules would similarly tailor the current 6.00% SLR requirement for our IDIs. In April 2020, the FRB issued an interim final rule that temporarily allows a BHC to exclude on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of its total leverage exposure in the denominator of the SLR. The interim final rule became effective on April 1, 2020, and expires on March 31, 2021.
At March 31, 2020, our SLR for the Company was 6.84%, and we also exceeded the applicable SLR requirements for each of our IDIs. See Table 39 for information regarding the calculation and components of the SLR.
Table 39: Supplementary Leverage Ratio

(in millions, except ratio)		Quarter ended March 31, 2020
Tier 1 capital	(A)	$154,277
Total average assets		1,950,659
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,530
Total adjusted average assets		1,922,129
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		75,994
Repo-style transactions (2)		4,613
Other (3)		253,578
Total off-balance sheet exposures		334,185
Total leverage exposure	(B)	$2,256,314
Supplementary leverage ratio	(A)/(B)	6.84%

(1)	Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.

(2)	Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).

(3)	Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18.00% of RWAs and (ii) 7.50% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs are required to maintain (i) a TLAC buffer equal to 2.50% of RWAs plus our applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer to be added to the 18.00% minimum and (ii) an external TLAC leverage buffer equal to 2.00% of total leverage exposure to be added to the 7.50% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. U.S. G-SIBs are also required to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.00% of RWAs plus our applicable G-SIB capital surcharge calculated under method two and (ii) 4.50% of the total leverage exposure. Under the Proposed SLR Rules, the 2.00% external TLAC leverage buffer would be replaced with a buffer equal to one-half of our applicable G-SIB capital surcharge, and the leverage component for calculating the minimum amount of eligible unsecured long-term debt would be modified from 4.50% of total leverage exposure to 2.50% of total leverage exposure plus one-half of our applicable G-SIB capital surcharge. As of March 31, 2020, our eligible external TLAC as a percentage of total risk-weighted assets was 23.27% compared with a required minimum of 22.00%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS As discussed in the “Risk Management – Asset/ Liability Management – Liquidity and Funding – Liquidity Standards” section in this Report, federal banking regulators have issued a final rule regarding the U.S. implementation of the Basel III LCR and a proposed rule regarding the NSFR.
As a result of our adoption of CECL on January 1, 2020, our allowance for credit losses is now measured using an estimate of expected life-time credit losses methodology. Federal banking regulators issued rules permitting banking institutions whose capital levels decreased upon the adoption of CECL to phase in the adoption impact of CECL over a period of three years. Because we recognized a net reduction to our allowance for credit losses and a resulting increase to our capital levels upon the adoption of CECL, we were not eligible for this transition relief. In March 2020, federal banking regulators also issued rules that provide banking institutions an option to reduce any negative capital impact from the adoption of CECL and the difference between the allowance for credit losses under CECL and the previous incurred loss methodology. In first quarter 2020, we were not eligible for this transition relief.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10.00%, which includes a 2.00% G-SIB capital surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, planned capital actions, changes in our risk profile and other factors. As discussed above in the “Capital Management – Regulatory Capital Guidelines – Risk-Based Capital and Risk-Weighted Assets” section of this Report, the FRB has issued a final rule that will replace the current 2.50% capital conservation buffer under the Standardized Approach with a stress capital buffer. Implementation of the stress capital buffer may cause our current long-term CET1 capital ratio target of 10.00% to increase.
Under the FRB’s capital plan rule, large BHCs are required to submit capital plans annually for review to determine if the FRB has any objections before making any capital distributions. The rule requires updates to capital plans in the event of material changes in a BHC’s risk profile, including as a result of any significant acquisitions. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating capital plans. The capital plan rule also limits a large BHC’s ability to make capital distributions to the extent its actual capital issuances were less than amounts indicated in its capital plan.
Our 2020 capital plan, which was submitted on April 3, 2020, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2020 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB is expected to review the supervisory stress test results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB has indicated that it will publish its supervisory stress test results as required under the Dodd-Frank Act, and the related CCAR results taking into account the Company’s proposed capital actions, by June 30, 2020.
Concurrently with CCAR, federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements.

Securities Repurchases
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward repurchase transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan and to changes in our risk profile. Due to the various factors impacting the amount of our share repurchases and the fact that we tend to be in the market regularly to satisfy repurchase considerations under our capital plan, our share repurchases occur at various price levels. We may suspend share repurchase activity at any time. On March 15, 2020, we, along with the other members of the Financial Services Forum, suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020.

At March 31, 2020, we had remaining Board authority to repurchase approximately 168 million shares, subject to regulatory and legal conditions. For more information about share repurchases during first quarter 2020, see Part II, Item 2 in this Report.
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
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2019 Form 10-K.

REGULATORY DEVELOPMENTS RELATED TO COVID-19 In response to the COVID-19 pandemic and related events, federal banking regulators have undertaken a number of measures to help stabilize the banking sector, support the broader economy, and facilitate the ability of banking organizations like Wells Fargo to continue lending to consumers and businesses. For example, following the passage of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in March 2020, federal banking regulators issued interim final rules designed to encourage financial institutions to participate in stimulus measures, such as the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. Similarly, the FRB launched a number of lending facilities designed to enhance liquidity and the functioning of markets, including facilities covering money market mutual funds and term asset-backed securities loans. Federal banking regulators have also issued several joint interim final rules amending the regulatory capital and TLAC rules and other prudential regulations to ease certain restrictions on banking organizations and encourage the use of certain FRB-established facilities in order to further promote lending to consumers and businesses.

In addition, the OCC and the FRB have issued guidelines for banks and BHCs related to working with customers affected by the COVID-19 pandemic, including guidance with respect to waiving fees, offering repayment accommodations, providing payment deferrals, and increasing daily withdrawal limits at automated teller machines. In addition, the federal government has instituted a moratorium on certain mortgage foreclosure activities. Any current or future rules, regulations, and guidance related to the COVID-19 pandemic and its impacts could require us to change certain of our business practices, reduce our revenue and earnings, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position.

COMMUNITY REINVESTMENT ACT (CRA) RATING On May 4, 2020, we announced that we received an “Outstanding” rating from the OCC on our most recent CRA performance evaluation, which covers the years 2012 to 2018.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	the allowance for credit losses;

•	the valuation of residential MSRs;

•	the fair value of financial instruments;

•	income taxes; and

•	liability for contingent litigation losses.

Management and the Board’s Audit Committee have reviewed and approved these critical accounting policies. These policies are described further in the “Financial Review – Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K. In connection with our adoption of CECL on January 1, 2020, we have updated our critical accounting policy for the allowance for credit losses.

Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an allowance for credit losses for debt securities classified as either held-to-maturity (HTM) or available-for-sale (AFS), other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures. In connection with our adoption of CECL, we updated our approach for estimating expected credit losses, which includes new areas for management judgment, described more fully below, and updated our accounting policies. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For loans and HTM debt securities, the ACL is measured based on the remaining contractual term of the financial asset (including off-balance sheet credit exposures) adjusted, as appropriate, for prepayments and permitted extension options using historical experience, current conditions, and forecasted information. For AFS debt securities, the ACL is measured using a discounted cash flow approach and is limited to the difference between the fair value of the security and its amortized cost.
Changes in the ACL and, therefore, in the related provision for credit losses can materially affect net income. In applying the judgment and review required to determine the ACL, management considerations include the evaluation of past events, historical experience, changes in economic forecasts and conditions, customer behavior, collateral values, and the length of the initial loss forecast period, and other influences. From time to time, changes in economic factors or assumptions, business strategy, products or product mix, or debt security investment strategy, may result in a corresponding increase or decrease in our ACL. While our methodology attributes portions of the ACL to specific financial asset classes (loan and debt security portfolios) or loan portfolio segments (commercial and consumer), the entire ACL is available to absorb credit losses of the company.
Judgment is specifically applied in:

•
Economic assumptions and the length of the initial loss forecast period. Forecasted economic variables, such as gross domestic product (GDP), unemployment rate or collateral asset prices, are used to estimate expected credit losses. While many of these economic variables are evaluated at the macro-economy level, some economic variables may be forecasted at more granular levels, for example, using the metro statistical area (MSA) level for unemployment rates, home prices and commercial real estate prices. Quarterly, we assess the length of the initial loss forecast period and have currently set the period to one year.

•
Reversion of losses beyond the initial forecast period. We use a reversion approach to connect the losses estimated for our initial loss forecast period to the period of our historical loss expectations. We give consideration to the type of portfolio, point in the credit cycle, expected length of recessions and recoveries, as well as other relevant factors. During forecasted periods of expansionary economic conditions, we revert immediately to our historical loss expectations. However, when recessionary conditions are forecasted over the initial loss forecast period, we will utilize a linear reversion to the long-term average losses. The length of reversion period varies by asset type – one year for shorter contractual term loans such as commercial loans and two years for longer contractual term loans such as 1-4 family mortgage loans. We assess the reversion approach on a quarterly basis and the length of the reversion period by asset type annually.

•
Historical loss expectations. At the end of the reversion period, we incorporate the changes in economic variables observed during representative historical time periods that include both recessions and expansions. This analysis is used to compute average losses for any given portfolio and its associated credit characteristics. Annually, we assess the historical time periods and ensure the average loss estimates are representative of our historical loss experience.

•
Credit risk ratings applied to individual commercial loans, unfunded credit commitments, and debt securities. Individually assessed credit risk ratings are considered key credit variables in our modeled approaches to help assess probability of default and loss given default. Borrower quality ratings are aligned to the borrower’s financial strength and contribute to forecasted probability of default curves. Collateral quality ratings combined with forecasted collateral prices (as applicable) contribute to the forecasted severity of loss in the event of default. These credit risk ratings are reviewed by experienced senior credit officers and subjected to reviews by an internal team of credit risk specialists.

•
Usage of credit loss estimation models. We use internally developed models that incorporate credit attributes and economic variables to generate estimates of credit losses. Management uses a combination of judgement and quantitative analytics in the determination of segmentation, modeling approach, and variables that are leveraged in the models. These models are validated in accordance with the Company’s policies by an internal model validation group. We routinely assess our model performance and apply adjustments when necessary to improve the accuracy of loss estimation. We also assess our models for limitations against the company-wide risk inventory to help ensure that we appropriately capture known and emerging risks in our estimate of expected credit losses and apply overlays as needed.

•
Valuation of collateral. The current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent. We apply judgment when valuing the collateral either through appraisals, evaluation of the cash flows of the property, or other quantitative techniques. Decreases in collateral valuations support incremental charge-downs and increases in collateral valuation are included in the allowance for credit losses as a negative allowance when the financial asset has been previously written-down below current recovery value.

•
Contractual term considerations. The remaining contractual term of a loan is adjusted for expected prepayments and certain expected extensions, renewals, or modifications. We extend the contractual term when we are not able to unconditionally cancel contractual renewals or extension options. We also incorporate into our allowance for credit losses any scenarios where we reasonably expect to provide an extension through a TDR.

•
Qualitative factors which may not be adequately captured in the loss models. These amounts represent management’s judgment of risks inherent in the processes and assumptions used in establishing the ACL. We also consider economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

Sensitivity The ACL for loans is sensitive to changes in key assumptions which requires significant judgment to be used by management. Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality, and general economic conditions. General economic conditions are forecasted using economic variables, which could have varying impacts on different financial assets or portfolios. Additionally, throughout numerous credit cycles, there are observed changes in economic variables such as the unemployment rate, GDP and real estate prices which may not move in a correlated manner as variables may move in opposite directions or differ across portfolios or geography.
In order to provide a sensitivity analysis, we developed two hypothetical scenarios by applying changes in economic variables to our loan portfolio, which affect the expected balances, credit quality, and mix. The outcomes of both scenarios were influenced by the length of the scenario periods, as well as the duration and timing of changes in economic variables within those scenarios. The scenarios reflect the impact of economic stress and corresponding adverse changes in economic variables for a longer period than the initial loss forecast period used to develop our current ACL for loans. Neither of the scenarios consider any benefit related to economic stimulus programs or other legislative or regulatory relief.

One hypothetical scenario represents an adverse scenario based on changes in economic variables experienced during the last credit crisis. Compared with the economic forecast used to develop our current ACL for loans, this adverse scenario reflects a more substantial and sustained increase in unemployment, a deeper and more sustained decline in GDP along with significant declines in consumer and commercial real estate prices. This adverse scenario resulted in an increase in the ACL for loans of $6.8 billion.
A second more severe scenario is similar to our annual Company-run stress test. Compared with the adverse scenario, the more severe scenario reflects a sustained but sharper increase in unemployment and a more significant and sustained decline in GDP. Declines in real estate prices are consistent with the adverse scenario, with additional stress to consumer and commercial real estate prices based on our regional and industry concentrations, as well as an idiosyncratic stress as a result of declines in oil and gas prices. The more severe scenario resulted in an increase in the ACL for loans of $11.3 billion.
The changes in economic variables in these scenarios were not contemplated in the economic forecast used to develop our current ACL for loans. In addition, these hypothetical increases in our ACL for loans represent changes to our quantitative estimate and do not incorporate the impact of management judgment for qualitative factors applied in the current ACL for loans, which may have an offsetting impact to the scenario results. Finally, if these hypothetical scenarios were to materialize, the increase in our ACL for loans may be recognized over time if actual loss expectations exceed our historical loss experience.
These sensitivity analyses are hypothetical scenarios and the results do not represent management’s view of expected credit losses at the balance sheet date. The sensitivity analyses exclude the ACL for debt securities given its size relative to the overall ACL. Management believes that the current estimate for the ACL for loans was appropriate at the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions.

Current Accounting Developments
Table 41 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Table 41: Current Accounting Developments – Issued Standards

Description	Effective date and financial statement impact
ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates
The Update requires all features in long-duration insurance contracts that meet the definition of a market risk benefit to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. Currently, two measurement models exist for these features, fair value and insurance accrual. The Update requires the use of a standardized discount rate and routine updates for insurance assumptions used in valuing the liability for future policy benefits for traditional long-duration contracts. The Update also simplifies the amortization of deferred acquisition costs.

The guidance becomes effective on January 1, 2022. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will require the associated insurance related reserves for these products to be measured at fair value as of the earliest period presented, with the cumulative effect on fair value for changes attributable to our own credit risk recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect of our own credit, will be recognized in the opening balance of retained earnings. As of March 31, 2020, we held $1.1 billion in insurance-related reserves of which $560 million was in scope of the Update. A total of $553 million was associated with products that meet the definition of market risk benefits, and of this amount, $65 million was measured at fair value under current accounting standards. The market risk benefits are largely indexed to U.S. equity and fixed income markets. Upon adoption, we may incur periodic earnings volatility from changes in the fair value of market risk benefits generally due to the long duration of these contracts. We plan to economically hedge this volatility, where feasible. The ultimate impact of these changes will depend on the composition of our market risk benefits portfolio at the date of adoption. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding long-duration contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented, and are not expected to be material.

ASU 2020-04 – Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The Update provides temporary, optional relief to ease the potential burden of accounting for reference rate reform activities that affect contractual modifications of floating-rate financial instruments indexed to IBORs and hedge accounting relationships. Contractual modifications and changes to existing hedge accounting relationships must meet specific requirements to qualify for the relief. Upon election the guidance is applied consistently to all applicable instruments, where a qualifying contractual modification is accounted for as the continuation of an existing contract rather than a new contract. The optional relief facilitates the preservation of existing fair value and cash flow hedge relationships while amending certain contractual terms of hedge accounting relationships, and changes the way the amounts excluded from the evaluation of hedge effectiveness are reported in earnings. Hedging relationships that qualify for the relief will not require discontinuation of the existing hedge accounting relationships. The election to apply the optional relief for existing fair value and cash flow hedge accounting relationships may be made on a hedge-by-hedge basis and across multiple reporting periods.

We adopted the guidance on April 1, 2020. We applied the guidance consistently to contractual amendments made to all applicable floating rate instruments indexed to IBORs. We elected to apply the guidance on an individual hedge-by-hedge basis for changes to hedge accounting relationships. The financial statement impact of the Update will change each period as contracts, existing and new, are impacted by reference rate reform activities and as our exposure changes to LIBOR and other IBORs.

The following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:

•	ASU 2020-01 – Investments – Equity Securities (Topic 321),
Investments – Equity Method and Joint Ventures (Topic
323), and Derivatives and Hedging (Topic 815): Clarifying the
Interactions between Topic 321, Topic 323, and Topic 815 (a
consensus of the FASB Emerging Issues Task Force)

•	ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Forward-Looking Statements (continued)

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the SEC, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses and our allowance for credit losses; (iv) the appropriateness of the allowance for credit losses; (v) our expectations regarding net interest income and net interest margin; (vi) loan growth or the reduction or mitigation of risk in our loan portfolios; (vii) future capital or liquidity levels, ratios or targets; (viii) the performance of our mortgage business and any related exposures; (ix) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (x) future common stock dividends, common share repurchases and other uses of capital; (xi) our targeted range for return on assets, return on equity, and return on tangible common equity; (xii) expectations regarding our effective income tax rate; (xiii) the outcome of contingencies, such as legal proceedings; and (xiv) the Company’s plans, objectives and strategies.
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

•	the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions;

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

•
the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;

•
significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of impairments of securities held in our debt securities and equity securities portfolios;

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

•	a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;

•	the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;

•	fiscal and monetary policies of the Federal Reserve Board;

•	changes to U.S. tax guidance and regulations, as well as the effect of discrete items on our effective income tax rate;

•	our ability to develop and execute effective business plans and strategies; and

•
the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the “Risk Factors” section in this Report.

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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the “Risk Factors” section in this Report, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.
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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2019 Form 10-K.
The following risk factor supplements the “Risk Factors” section in our 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices.

Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The pandemic could also result in downgrades to our credit ratings or credit outlook. In response to the pandemic, we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business and personal lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we have temporarily suspended share repurchases and could take other capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2020	2019
Interest income
Debt securities	$3,472	3,941
Mortgage loans held for sale	197	152
Loans held for sale	12	24
Loans	10,065	11,354
Equity securities	206	210
Other interest income	775	1,322
Total interest income	14,727	17,003
Interest expense
Deposits	1,742	2,026
Short-term borrowings	291	596
Long-term debt	1,240	1,927
Other interest expense	142	143
Total interest expense	3,415	4,692
Net interest income	11,312	12,311
Provision for credit losses:
Debt securities (1)	172	—
Loans	3,833	845
Net interest income after provision for credit losses	7,307	11,466
Noninterest income
Service charges on deposit accounts	1,209	1,094
Trust and investment fees	3,574	3,373
Card fees	892	944
Other fees	632	770
Mortgage banking	379	708
Insurance	95	96
Net gains from trading activities	64	357
Net gains on debt securities	237	125
Net gains (losses) from equity securities	(1,401)	814
Lease income	352	443
Other	372	574
Total noninterest income	6,405	9,298
Noninterest expense
Salaries	4,721	4,425
Commission and incentive compensation	2,463	2,845
Employee benefits	1,130	1,938
Technology and equipment	661	661
Net occupancy	715	717
Core deposit and other intangibles	23	28
FDIC and other deposit assessments	118	159
Other	3,217	3,143
Total noninterest expense	13,048	13,916
Income before income tax expense	664	6,848
Income tax expense	159	881
Net income before noncontrolling interests	505	5,967
Less: Net income (loss) from noncontrolling interests	(148)	107
Wells Fargo net income	$653	5,860
Less: Preferred stock dividends and other	611	353
Wells Fargo net income applicable to common stock	$42	5,507
Per share information
Earnings per common share	$0.01	1.21
Diluted earnings per common share	0.01	1.20
Average common shares outstanding	4,104.8	4,551.5
Diluted average common shares outstanding	4,135.3	4,584.0

(1)
Prior to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), on January 1, 2020, provision for credit losses from debt securities was not applicable and is therefore presented as $0 for the prior period. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2020	2019
Wells Fargo net income	$653	5,860
Other comprehensive income (loss), before tax:
Debt securities:
Net unrealized gains (losses) arising during the period	(110)	2,831
Reclassification of net gains to net income	(172)	(81)
Derivative and hedging activities:
Net unrealized gains (losses) arising during the period	124	(35)
Reclassification of net losses to net income	58	79
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	3	(4)
Amortization of net actuarial loss, settlements and other to net income	36	35
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(194)	42
Other comprehensive income (loss), before tax	(255)	2,867
Income tax benefit (expense) related to other comprehensive income	1	(694)
Other comprehensive income (loss), net of tax	(254)	2,173
Less: Other comprehensive loss from noncontrolling interests	(1)	—
Wells Fargo other comprehensive income (loss), net of tax	(253)	2,173
Wells Fargo comprehensive income	400	8,033
Comprehensive income (loss) from noncontrolling interests	(149)	107
Total comprehensive income	$251	8,140

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2020	Dec 31, 2019
Assets	(Unaudited)
Cash and due from banks	$22,738	21,757
Interest-earning deposits with banks	128,071	119,493
Total cash, cash equivalents, and restricted cash	150,809	141,250
Federal funds sold and securities purchased under resale agreements	86,465	102,140
Debt securities:
Trading, at fair value	80,425	79,733
Available-for-sale, at fair value (includes amortized cost of $248,187 and $260,060, net of allowance for credit losses of $161 and $0) (1)	251,229	263,459
Held-to-maturity, at amortized cost, net of allowance for credit losses of $11 and $0 (fair value $177,562 and $156,860) (1)	169,909	153,933
Mortgage loans held for sale (includes $16,665 and $16,606 carried at fair value) (2)	21,795	23,342
Loans held for sale (includes $1,673 and $972 carried at fair value) (2)	1,883	977
Loans (includes $160 and $171 carried at fair value) (2)	1,009,843	962,265
Allowance for loan losses	(11,263)	(9,551)
Net loans	998,580	952,714
Mortgage servicing rights:
Measured at fair value	8,126	11,517
Amortized	1,406	1,430
Premises and equipment, net	9,108	9,309
Goodwill	26,381	26,390
Derivative assets	25,023	14,203
Equity securities (includes $28,176 and $41,936 carried at fair value) (2)	54,047	68,241
Other assets	96,163	78,917
Total assets (3)	$1,981,349	1,927,555
Liabilities
Noninterest-bearing deposits	$379,678	344,496
Interest-bearing deposits	996,854	978,130
Total deposits	1,376,532	1,322,626
Short-term borrowings	92,289	104,512
Derivative liabilities	15,618	9,079
Accrued expenses and other liabilities	76,238	75,163
Long-term debt	237,342	228,191
Total liabilities (4)	1,798,019	1,739,571
Equity
Wells Fargo stockholders’ equity:
Preferred stock	21,347	21,549
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,849	61,049
Retained earnings	165,308	166,697
Cumulative other comprehensive income (loss)	(1,564)	(1,311)
Treasury stock – 1,385,401,170 shares and 1,347,385,537 shares	(70,215)	(68,831)
Unearned ESOP shares	(1,143)	(1,143)
Total Wells Fargo stockholders’ equity	182,718	187,146
Noncontrolling interests	612	838
Total equity	183,330	187,984
Total liabilities and equity	$1,981,349	1,927,555

(1)
Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses (ACL) related to available-for-sale (AFS) and held-to-maturity (HTM) debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Parenthetical amounts represent assets and liabilities that we are required to carry at fair value or have elected the fair value option.

(3)
Our consolidated assets at March 31, 2020, and December 31, 2019, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $19 million and $16 million; Interest-earning deposits with banks, $0 million and $284 million; Debt securities, $616 million and $540 million; Net loans, $13.1 billion and $13.2 billion; Derivative assets, $6 million and $1 million; Equity securities, $95 million and $118 million; Other assets, $258 million and $239 million; and Total assets, $14.1 billion and $14.4 billion, respectively.

(4)
Our consolidated liabilities at March 31, 2020, and December 31, 2019, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $300 million and $401 million; Derivative liabilities, $8 million and $3 million; Accrued expenses and other liabilities, $230 million and $235 million; Long-term debt, $235 million and $587 million; and Total liabilities, $773 million and $1.2 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2019	7,492,169	$21,549	4,134,425,937	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2020	7,492,169	$21,549	4,134,425,937	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			37,351,887
Common stock repurchased			(75,367,520)
Preferred stock redeemed	(1,828,720)	(2,215)
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	—	—	—
Preferred stock issued	80,500	2,013
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,748,220)	(202)	(38,015,633)	—
Balance March 31, 2020	5,743,949	$21,347	4,096,410,304	$9,136
Balance December 31, 2018	9,377,216	$23,214	4,581,253,608	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2019	9,377,216	$23,214	4,581,253,608	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			28,057,901
Common stock repurchased			(97,363,710)
Preferred stock redeemed	—	—
Preferred stock issued to ESOP
Preferred stock released by ESOP
Preferred stock converted to common shares	(5)	—	31
Preferred stock issued
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(5)	—	(69,305,778)	—
Balance March 31, 2019	9,377,211	$23,214	4,511,947,830	$9,136

(1)	We adopted CECL effective January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)
Effective January 1, 2019, we adopted ASU 2016-02 – Leases (Topic 842) and subsequent related Updates, ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.

					Three months ended March 31,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
61,049	166,697	(1,311)	(68,831)	(1,143)	187,146	838	187,984
	991				991		991
61,049	167,688	(1,311)	(68,831)	(1,143)	188,137	838	188,975
	653				653	(148)	505
		(253)			(253)	(1)	(254)
—					—	(77)	(77)
(17)	(308)		2,002		1,677		1,677
—			(3,407)		(3,407)		(3,407)
17	(272)				(2,470)		(2,470)
—				—	—		—
—				—	—		—
—			—		—		—
(45)					1,968		1,968
18	(2,114)				(2,096)		(2,096)
	(339)				(339)		(339)
181					181		181
(1,354)			21		(1,333)		(1,333)
(1,200)	(2,380)	(253)	(1,384)	—	(5,419)	(226)	(5,645)
59,849	165,308	(1,564)	(70,215)	(1,143)	182,718	612	183,330
60,685	158,163	(6,336)	(47,194)	(1,502)	196,166	900	197,066
	(492)	481			(11)		(11)
60,685	157,671	(5,855)	(47,194)	(1,502)	196,155	900	197,055
	5,860				5,860	107	5,967
		2,173			2,173	—	2,173
—					—	(106)	(106)
—	(329)		1,468		1,139		1,139
—			(4,820)		(4,820)		(4,820)
	—				—		—
—				—	—		—
—				—	—		—
—			—		—		—
—					—		—
19	(2,073)				(2,054)		(2,054)
	(353)				(353)		(353)
544					544		544
(839)			27		(812)		(812)
(276)	3,105	2,173	(3,325)	—	1,677	1	1,678
60,409	160,776	(3,682)	(50,519)	(1,502)	197,832	901	198,733

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interests	$505	5,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,005	845
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	3,486	1,144
Depreciation, amortization and accretion	1,868	1,449
Other net (gains) losses	7,638	(1,418)
Stock-based compensation	582	902
Originations and purchases of mortgage loans held for sale	(37,216)	(25,098)
Proceeds from sales of and paydowns on mortgage loans held for sale	31,922	17,148
Net change in:
Debt and equity securities, held for trading	20,413	6,969
Loans held for sale	(731)	728
Deferred income taxes	(1,448)	312
Derivative assets and liabilities	(4,293)	(1,586)
Other assets	(10,391)	1,130
Other accrued expenses and liabilities	933	(541)
Net cash provided by operating activities	17,273	7,951
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	15,675	(18,414)
Available-for-sale debt securities:
Proceeds from sales	11,843	1,680
Prepayments and maturities	14,135	6,001
Purchases	(18,658)	(4,937)
Held-to-maturity debt securities:
Paydowns and maturities	3,769	2,123
Purchases	(19,141)	—
Equity securities, not held for trading:
Proceeds from sales and capital returns	1,115	1,180
Purchases	(3,338)	(1,352)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(53,400)	669
Proceeds from sales (including participations) of loans held for investment	1,959	3,410
Purchases (including participations) of loans	(342)	(331)
Principal collected on nonbank entities’ loans	3,837	899
Loans originated by nonbank entities	(2,348)	(1,318)
Proceeds from sales of foreclosed assets and short sales	500	707
Other, net	91	657
Net cash used by investing activities	(44,303)	(9,026)
Cash flows from financing activities:
Net change in:
Deposits	53,903	(22,161)
Short-term borrowings	(12,223)	810
Long-term debt:
Proceeds from issuance	18,895	17,338
Repayment	(17,563)	(11,898)
Preferred stock:
Proceeds from issuance	1,968	—
Redeemed	(2,470)	—
Cash dividends paid	(280)	(294)
Common stock:
Proceeds from issuance	209	181
Stock tendered for payment of withholding taxes	(306)	(264)
Repurchased	(3,407)	(4,820)
Cash dividends paid	(2,032)	(1,997)
Net change in noncontrolling interests	(29)	(83)
Other, net	(76)	(56)
Net cash provided (used) by financing activities	36,589	(23,244)
Net change in cash, cash equivalents, and restricted cash	9,559	(24,319)
Cash, cash equivalents, and restricted cash at beginning of period	141,250	173,287
Cash, cash equivalents, and restricted cash at end of period	$150,809	148,968
Supplemental cash flow disclosures:
Cash paid for interest	$3,479	4,401
Cash paid for income taxes	207	126

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:

•	allowance for credit losses (Note 6 (Loans and Related Allowance for Credit Losses);

•	valuations of residential mortgage servicing rights (MSRs) (Note 10 (Securitizations and Variable Interest Entities) and Note 11 (Mortgage Banking Activities));

•	valuations of financial instruments (Note 15 (Derivatives) and Note 16 (Fair Values of Assets and Liabilities));

•	liabilities for contingent litigation losses (Note 14 (Legal Actions)); and

•	income taxes.

Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2019 Form 10-K.

Accounting Standards Adopted in 2020
In first quarter 2020, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2019-04 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and

Hedging, and Topic 825, Financial Instruments. This Update includes guidance on recoveries of financial assets, which is included in the discussion for ASU 2016-13 below.

•	ASU 2018-17 – Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

•
ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

•	ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.

•	ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•	ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related subsequent Updates

ASU 2018-17 updates the guidance used by decision-makers of VIEs. Indirect interests held through related parties in common control arrangements will be considered on a proportional basis for determining whether fees paid to decision-makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE. The Update did not have a material impact on our consolidated financial statements.

ASU 2018-15 clarifies the accounting for implementation costs related to a cloud computing arrangement that is a service contract and enhances disclosures around implementation costs for internal-use software and cloud computing arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It also requires the expense related to the capitalized implementation costs be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and capitalized implementation costs be presented in the balance sheet in the same line item that a prepayment for the fees of the associated hosting arrangement are presented. The Update did not have a material impact on our consolidated financial statements.

ASU 2018-13 clarifies, eliminates and adds certain fair value measurement disclosure requirements for assets and liabilities, which affects our disclosures in Note 16 (Fair Values of Assets and Liabilities). Although the ASU became effective on January 1, 2020, it permitted early adoption of individual requirements without causing others to be early adopted and, as such, we partially adopted the Update during third quarter 2018 and the remainder of the requirements in first quarter 2020. The Update did not have a material impact on our consolidated financial statements.

ASU 2017-04 simplifies the goodwill impairment test by eliminating the requirement to assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The Update requires that a goodwill impairment loss is recognized if the fair value of the reporting unit is less than the carrying amount, including goodwill. The goodwill impairment loss is limited to the amount of goodwill allocated to the reporting unit. The guidance did not change the qualitative assessment of goodwill. This guidance is applied on a prospective basis, and accordingly, the Update did not have a material impact on our consolidated financial statements.

ASU 2016-13 changes the accounting for the measurement of credit losses on loans and debt securities. For loans and held-to-maturity (HTM) debt securities, the Update requires a current expected credit loss (CECL) measurement to estimate the allowance for credit losses (ACL) for the remaining contractual term, adjusted for prepayments, of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts.

Also, the Update eliminates the existing guidance for purchased credit-impaired (PCI) loans, but requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. In addition, the Update modifies the other-than-temporary impairment (OTTI) model for available-for-sale (AFS) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. Upon adoption, we recognized an overall decrease in our ACL of approximately $1.3 billion (pre-tax) as a cumulative effect adjustment from a change in accounting policies, which increased our retained earnings and regulatory capital amounts and ratios. Loans previously classified as PCI were automatically transitioned to purchased credit-deteriorated (PCD) classification. We recognized an ACL for these new PCD loans and made a corresponding adjustment to the loan balance, with no impact to net income or transition adjustment to retained earnings. For more information on the impact of CECL by type of financial asset, see Table 1.1 below.

Table 1.1: ASU 2016-13 Adoption Impact to Allowance for Credit Losses (1)

			Dec 31, 2019	ASU 2016-13 Adoption Impact		Jan 1, 2020
(in billions)	Balance Outstanding	ACL Balance	Coverage		ACL Balance	Coverage
Total commercial (2)	$515.7	6.2	1.2%	$(2.9)	3.4	0.7%

Real estate 1-4 family mortgage (3)	323.4	0.9	0.3	—	0.9	0.3
Credit card (4)	41.0	2.3	5.5	0.7	2.9	7.1
Automobile (4)	47.9	0.5	1.0	0.3	0.7	1.5
Other revolving credit and installment (4)	34.3	0.6	1.6	0.6	1.2	3.5
Total consumer	446.5	4.2	0.9	1.5	5.7	1.3
Total loans	962.3	10.5	1.1	(1.3)	9.1	0.9
Available-for-sale and held-to-maturity debt securities and other assets (5)	420.0	0.1	NM	—	0.1	NM
Total	$1,382.3	10.6	NM	$(1.3)	9.3	NM
NM – Not meaningful

(1)	Amounts presented in this table may not equal the sum of its components due to rounding.

(2)	Decrease reflecting shorter contractual maturities given limitation to contractual terms.

(3)
Impact reflects an increase due to longer contractual terms, offset by expectation of recoveries in collateral value on mortgage loans previously written down significantly below current recovery value.

(4)	Increase due to longer contractual terms or indeterminate maturities.

(5)	Excludes other financial assets in the scope of CECL that do not have an allowance for credit losses based on the nature of the asset.
The adoption of ASU 2016-13 did not result in a change to accounting policies, except as noted herein. Our accounting policy for the ACL was updated and is now inclusive of loans, debt securities and other financing receivables. Other than the ACL and the elimination of PCI loans, there were no changes to accounting policies for loans as described in the 2019 Form 10-K. For debt securities, other than the policies with respect to the ACL, all of the current accounting policies, including those that changed as a result of CECL adoption, are included below under Debt Securities.

Debt Securities
Our investments in debt securities that are not held for trading purposes are classified as either debt securities available-for-sale (AFS) or held-to-maturity (HTM).
Investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity are classified as AFS. AFS debt securities are measured at fair value, with unrealized gains and losses reported in cumulative other comprehensive income (OCI), net of the allowance for credit losses and applicable income taxes. Investments in debt securities for which the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM debt securities are measured at amortized cost, net of allowance for credit losses.

INTEREST INCOME AND GAIN/LOSS RECOGNITION Unamortized premiums and discounts are recognized in interest income over the contractual life of the security using the effective interest method, except for purchased callable debt securities carried at a premium. For purchased callable debt securities carried at a premium, the premium is amortized into interest income to the earliest call date using the effective interest method. As principal repayments are received on securities (e.g., mortgage-backed securities (MBS)), a proportionate amount of the related premium or discount is recognized in income so that the effective interest rate on the remaining portion of the security continues unchanged.
We recognize realized gains and losses on the sale of debt securities in net gains (losses) on debt securities within noninterest income using the specific identification method.

Note 1: Summary of Significant Accounting Policies (continued)

IMPAIRMENT AND CREDIT LOSSES Unrealized losses of AFS debt securities are driven by a number of factors, including changes in interest rates and credit spreads which impact most types of debt securities with additional considerations for certain types of debt securities:

•	Debt securities of U.S. Treasury and federal agencies, including federal agency MBS, are not impacted by credit movements given the explicit or implicit guarantees provided by the U.S. government.

•
Debt securities of U.S. states and political subdivisions are most impacted by changes in the relationship between municipal and term funding credit curves rather than by changes in the credit quality of the underlying securities.

•	Structured securities, such as MBS and collateralized loan obligations (CLO), are also impacted by changes in projected collateral losses of assets underlying the security.

For debt securities where fair value is less than amortized cost basis, we recognize impairment in earnings if we have the intent to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Impairment is recognized equal to the entire difference between the amortized cost basis and the fair value of the security and is classified as net gains (losses) from debt securities within noninterest income. Following the recognition of impairment, the security’s new amortized cost basis is the previous basis less impairment.
For debt securities where fair value is less than amortized cost basis where we did not recognize impairment in earnings, we set up an allowance for credit losses as of the balance sheet date. See “Allowance for Credit Losses” section in this Note.

TRANSFERS BETWEEN CATEGORIES OF DEBT SECURITIES AFS debt securities transferred to the HTM classification are recorded at fair value and the unrealized gains or losses resulting from the transfer of these securities continue to be reported in cumulative OCI. The cumulative OCI balance is amortized into earnings over the same period as the unamortized premiums and discounts using the effective interest method. Any allowance for credit losses previously recorded under the AFS model on securities transferred to HTM is reversed and an allowance for credit losses is subsequently recorded under the HTM debt security model.

NONACCRUAL AND PAST DUE, AND CHARGE-OFF POLICIES We generally place debt securities on nonaccrual status using factors similar to those described for loans. When we place a debt security on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and suspend the amortization of premiums and accretion of discounts. If the ultimate collectability of the principal is in doubt on a nonaccrual debt security, any cash collected is first applied to reduce the security’s amortized cost basis to zero, followed by recovery of amounts previously charged off, and subsequently to interest income. Generally, we return a debt security to accrual status when all delinquent interest and principal become current under the contractual terms of the security and collectability of remaining principal and interest is no longer doubtful.
Our debt securities are considered past due when contractually required principal or interest payments have not been made on the due dates.
Our charge-off policy for debt securities are similar to those described for loans. Subsequent to charge-off, the debt security will be designated as nonaccrual and follow the process described above for any cash received.

Allowance for Credit Losses
The ACL is management’s estimate of the current expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL on AFS and HTM debt securities, other financing receivables measured at amortized cost, and other off-balance sheet credit exposures. While we attribute portions of the allowance to specific financial asset classes (loan and debt security portfolios), loan portfolio segments (commercial and consumer) or major security type, the entire ACL is available to absorb credit losses of the Company.
Our ACL process involves procedures to appropriately consider the unique risk characteristics of our financial asset classes, portfolio segments, and major security types. For each loan portfolio segment and each major HTM debt security type, losses are estimated collectively for groups of loans or securities with similar risk characteristics. For loans and securities that do not share similar risk characteristics with other financial assets, the losses are estimated individually, which primarily includes our impaired large commercial loans and non-accruing HTM debt securities. For AFS debt securities, losses are estimated at the tax-lot level.
Our ACL amounts are influenced by a variety of factors, including changes in loan and debt security volumes, portfolio credit quality, and general economic conditions. General economic conditions are forecasted using economic variables which will create volatility as those variables change over time. See Table 1.2 for key economic variables used for our loan portfolios.
Table 1.2: Key Economic Variables

Loan Portfolio	Key economic variables
Total commercial	• Gross domestic product • Commercial real estate asset prices, where applicable • Unemployment rate • Corporate investment-grade bond spreads
Real estate 1-4 family mortgage	• Home price index • Unemployment rate
Other consumer (including credit card, automobile, and other revolving credit and installment)	• Unemployment rate

Our approach for estimating expected life-time credit losses for loans and debt securities includes the following key components:

•	An initial loss forecast period of one year for all portfolio segments and classes of financing receivables and off-

balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•	A historical loss forecast period covering the remaining contractual term, adjusted for expected prepayments and certain expected extensions, renewals, or modifications, by portfolio segment and class of financing receivables based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

•	A reversion period of up to 2 years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•
Utilization of discounted cash flow (DCF) methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of the collateral. The DCF methods obtain estimated life-time credit losses using the initial and historical mean loss forecast periods described above.

•
For AFS debt securities and certain beneficial interests classified as HTM, we utilize the DCF methods to measure the ACL, which incorporate expected credit losses using the conceptual components described above. The ACL on AFS debt securities is subject to a limitation based on the fair value of the debt securities (fair value floor).

The ACL for financial assets held at amortized cost and AFS debt securities will be reversible with immediate recognition of recovery in earnings if credit improves. The ACL for financial assets held at amortized cost is a valuation account that is deducted from, or added to, the amortized cost basis of the financial assets to present the net amount expected to be collected, which can include a negative allowance limited to the cumulative amounts previously charged off. For financial assets with an ACL estimated using DCF methods, changes in the ACL due to the passage of time are recorded in interest income. The ACL for AFS debt securities reflects the amount of unrealized loss related to expected credit losses, limited by the amount that fair value is less than the amortized cost basis, and cannot have an associated negative allowance.
For certain financial assets, such as residential real estate loans guaranteed by the Government National Mortgage Association (GNMA), an agency of the federal government, U. S. Treasury and Agency mortgage backed debt securities, as well as certain sovereign debt securities, the Company has not recognized an ACL as our expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current conditions and reasonable and supportable forecasts, is zero.
A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. When a collateral-dependent financial asset is probable of foreclosure, we will measure the ACL based on the fair value of the collateral. If we intend to sell the underlying collateral, we will measure the ACL based on the collateral’s net realizable value (fair value of collateral, less estimated costs to sell). In most situations, based on our charge-off policies, we will immediately write-down the financial asset to the fair value of the collateral or net realizable value. For consumer loans, collateral-dependent financial assets may have collateral in the form of residential real estate, automobiles or other personal assets. For commercial loans, collateral-dependent financial assets may have collateral in the form of commercial real estate or other business assets.
In general, we do not record an ACL for accrued interest receivables, which are included in other assets. Uncollectible accrued interest is reversed through interest income in a timely manner in line with our non-accrual and past due policies for loans and debt securities. For consumer credit card and certain consumer lines of credit, we include an ACL for accrued interest and fees since these loans are not placed on nonaccrual status and written off until the loan is 180 days past due.

COMMERCIAL LOAN PORTFOLIO SEGMENT ACL METHODOLOGY Generally, commercial loans, which include net investments in lease financing, are assessed for estimated losses by grading each loan using various risk factors as identified through periodic reviews. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of default and losses after default within each credit risk rating. These estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared with previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends. The estimated probability of default and severity at the time of default are applied to loan equivalent exposures to estimate losses for unfunded credit commitments.

CONSUMER LOAN PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, we determine the allowance at the individual loan level. When developing historical loss experience, we pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages and credit cards. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. We use pooled loan data such as historic delinquency and default and loss severity in the development of our consumer loan models, in addition to home price trends, unemployment trends, and other economic variables that may influence the frequency and severity of losses in the consumer portfolio.

AFS PORTFOLIO ACL METHODOLOGY We develop our ACL estimate for AFS debt securities by utilizing a security-level multi-scenario, probability-weighted discounted cash flow model based on a combination of past events, current conditions, as well as reasonable and supportable forecasts. The projected cash flows are discounted at the security’s effective interest rate, except for certain variable rate securities which are discounted using projections of future changes in interest rates, prepayable securities which are adjusted for estimated prepayments, and securities part of a fair value hedge which use hedge-adjusted assumptions. The ACL on an AFS debt security is limited to the difference between its amortized cost basis and fair value (fair value floor) and reversals of the allowance are permitted up to the amount previously recorded.
HTM PORTFOLIO ACL METHODOLOGY For most HTM debt securities, the ACL is measured using an expected loss model, similar to the methodology used for loans. Unlike AFS debt securities, the ACL on an HTM debt security is not limited to the fair value floor.
Certain beneficial interests categorized as HTM debt securities utilize a similar discounted cash flow model as described for AFS debt securities, without the limitation of the fair value floor.

OTHER QUALITATIVE FACTORS  The ACL includes amounts for qualitative factors which may not be adequately reflected in our loss models. These amounts represent management’s judgment

Note 1: Summary of Significant Accounting Policies (continued)

of risks in the processes and assumptions used in establishing the ACL. Generally, these amounts are established at a granular level below our loan portfolio segments. We also consider economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

OFF-BALANCE SHEET CREDIT EXPOSURES Our off-balance sheet credit exposures include unfunded loan commitments (generally in the form of revolving lines of credit), financial guarantees not accounted for as insurance contracts or derivatives, including standby letters of credit, and other similar instruments. For off-balance sheet credit exposures, we recognize an ACL associated with the unfunded amounts. We do not recognize an ACL for commitments that are unconditionally cancelable at our discretion. Additionally, we recognize an ACL for financial guarantees that create off-balance sheet credit exposure, such as loans sold with credit recourse and factoring guarantees. ACL for off-balance sheet credit exposures are reported as a liability in accrued expenses and other liabilities on our consolidated balance sheet.

OTHER FINANCIAL ASSETS Other financial assets are evaluated for expected credit losses. These other financial assets include accounts receivable for fees, receivables from government-sponsored entities, such as Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), and GNMA, and other accounts receivable from high-credit quality counterparties, such as central clearing counterparties. Many of these financial assets are generally not expected to have an ACL as there is a zero loss expectation (for example, government guarantee) or no historical credit losses. Some financial assets, such as loans to employees, maintain an ACL that is presented on a net basis with the related amortized cost amounts in other assets on our consolidated balance sheet. Given the nature of these financial assets, provision for credit losses is not recognized separately from the regular income or expense associated with these financial assets.
Securities purchased under resale agreements are generally over-collateralized by securities or cash and are generally short-term in nature. We have elected the practical expedient for these financial assets given collateral maintenance provisions. These provisions require that we monitor the collateral value and customers are required to replenish collateral, if needed. Accordingly, we generally do not maintain an ACL for these financial assets.

PURCHASED CREDIT DETERIORATED FINANCIAL ASSETS Financial assets acquired that are of poor credit quality and with more than an insignificant evidence of credit deterioration since their origination or issuance are PCD assets. PCD assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this approach, there is no provision for credit losses recognized at acquisition; rather, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or reversal of provision for credit losses) in subsequent periods. In general, interest income recognition for PCD financial assets is consistent with interest income recognition for the similar non-PCD financial asset.

Troubled Debt Restructuring Relief
On March 25, 2020, the U.S. Senate approved the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In first quarter 2020, we elected to apply the TDR relief provided by the CARES Act.
On April 7, 2020, federal banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the Interagency Statement). The guidance in the Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of the COVID-19 pandemic on the financial condition of a borrower in connection with a short-term (e.g., six months) COVID-related modification provided the borrower is current at the date the modification program is implemented.
For COVID-related modifications in the form of payment deferrals, delinquency status will not advance and loans that were accruing at the time the relief is provided will generally not be placed on nonaccrual status during the deferral period. COVID-related modifications that do not meet the provisions of the CARES Act or the Interagency Statement will be assessed for TDR classification.
Share Repurchases
During the first quarter of 2020 and 2019, we repurchased shares of our common stock under Rule 10b5-1 repurchase plans. On March 15, 2020, we, along with the other members of the Financial Services Forum, suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020. For more information about share repurchases, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2020	2019
Trading debt securities retained from securitization of mortgage loans held for sale (MLHFS)	$7,538	8,875
Transfers from loans to MLHFS	858	1,292
Transfers from available-for-sale debt securities to held-to-maturity debt securities	—	2,407
Operating lease ROU assets acquired with operating lease liabilities (1)	197	5,127

(1)	Includes amounts attributable to new leases and changes from modified leases. First quarter 2019 also includes $4.9 billion from adoption of ASU 2016-02 – Leases (Topic 842).

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2020, and there have been no material events that would require recognition in our first quarter 2020 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Business Combinations
There were no acquisitions during first quarter 2020. As of March 31, 2020, we had no pending acquisitions.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Mar 31, 2020	Dec 31, 2019
Average required reserve balance for FRB (1)	$11,932	11,374
Reserve balance for non-U.S. central banks	1,133	460
Segregated for benefit of brokerage customers under federal and other brokerage regulations	970	733
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	19	300

(1)	Represents average for first quarter 2020 and for the year ended December 31, 2019.

We have a state-chartered subsidiary bank that is subject to state regulations that limit dividends. Under these provisions and regulatory limitations, our national and state-chartered subsidiary banks could have declared additional dividends of $1.9 billion at March 31, 2020, without obtaining prior regulatory approval. We have elected to retain higher capital at our national and state-chartered subsidiary banks in order to meet internal capital policy minimums and regulatory requirements. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Based on retained earnings at March 31, 2020, our nonbank subsidiaries could have declared additional dividends of $24.8 billion at March 31, 2020, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2019 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and prior notice and approval requirements for capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The effect of this guidance is to require the approval of the FRB (or specifically under the Capital Plan Rule, a notice of non-objection) for the repurchase or redemption of common or perpetual preferred stock as well as to raise the per share quarterly dividend from its current level of $0.51 per share as declared by the Company’s Board of Directors on April 28, 2020, payable on June 1, 2020.

Note 4: Trading Activities
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Mar 31,	Dec 31,
(in millions)	2020	2019
Trading assets:
Debt securities	$80,425	79,733
Equity securities	13,573	27,440
Loans held for sale	1,673	972
Gross trading derivative assets	72,527	34,825
Netting (1)	(49,821)	(21,463)
Total trading derivative assets	22,706	13,362
Total trading assets	118,377	121,507
Trading liabilities:
Short sale	17,603	17,430
Gross trading derivative liabilities	67,891	33,861
Netting (1)	(53,598)	(26,074)
Total trading derivative liabilities	14,293	7,787
Total trading liabilities	$31,896	25,217

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.

Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended March 31,
(in millions)	2020	2019
Interest income:
Debt securities	$766	793
Equity securities	137	115
Loans held for sale	12	23
Total interest income	915	931
Less: Interest expense	141	136
Net interest income	774	795
Net gains (losses) from trading activities (1):
Debt securities	2,355	688
Equity securities	(4,401)	2,067
Loans held for sale	(12)	14
Derivatives (2)	2,122	(2,412)
Total net gains from trading activities	64	357
Total trading-related net interest and noninterest income	$838	1,152

(1)	Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.

(2)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities
Table 5.1 provides the amortized cost, net of the allowance for credit losses, and fair value by major categories of available-for-sale debt securities, which are carried at fair value, and held-to-maturity debt securities, which are carried at amortized cost, net of allowance for credit losses. The net unrealized gains (losses) for available-for-sale debt securities are reported as a component of cumulative OCI, net of the allowance for credit losses and applicable income taxes. Information on debt securities held for trading is included in Note 4 (Trading Activities).

Outstanding balances exclude accrued interest receivable on available-for-sale and held-to-maturity debt securities which are included in other assets. During the quarter ended March 31, 2020, we reversed accrued interest receivable on our available-for-sale and held-to-maturity debt securities by reversing interest income of $6 million. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 5.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$10,952	88	(4)	11,036
Securities of U.S. states and political subdivisions (2)	38,686	206	(748)	38,144
Mortgage-backed securities:
Federal agencies	154,390	5,839	(15)	160,214
Residential	820	—	(44)	776
Commercial	3,897	10	(253)	3,654
Total mortgage-backed securities	159,107	5,849	(312)	164,644
Corporate debt securities	6,092	38	(275)	5,855
Collateralized loan and other debt obligations	26,873	63	(1,768)	25,168
Other (3)	6,477	19	(114)	6,382
Total available-for-sale debt securities	248,187	6,263	(3,221)	251,229
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	48,569	2,146	(24)	50,691
Securities of U.S. states and political subdivisions	14,304	344	(37)	14,611
Federal agency and other mortgage-backed securities (4)	107,013	5,268	(43)	112,238
Other debt securities	23	—	(1)	22
Total held-to-maturity debt securities	169,909	7,758	(105)	177,562
Total (5)	$418,096	14,021	(3,326)	428,791
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$14,948	13	(1)	14,960
Securities of U.S. states and political subdivisions (2)	39,381	992	(36)	40,337
Mortgage-backed securities:
Federal agencies	160,318	2,299	(164)	162,453
Residential	814	14	(1)	827
Commercial	3,899	41	(6)	3,934
Total mortgage-backed securities	165,031	2,354	(171)	167,214
Corporate debt securities	6,343	252	(32)	6,563
Collateralized loan and other debt obligations	29,693	125	(123)	29,695
Other (3)	4,664	50	(24)	4,690
Total available-for-sale debt securities	260,060	3,786	(387)	263,459
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	45,541	617	(19)	46,139
Securities of U.S. states and political subdivisions	13,486	286	(13)	13,759
Federal agency and other mortgage-backed securities (4)	94,869	2,093	(37)	96,925
Other debt securities	37	—	—	37
Total held-to-maturity debt securities	153,933	2,996	(69)	156,860
Total (5)	$413,993	6,782	(456)	420,319

(1)
Represents amortized cost of the securities, net of the allowance for credit losses of $161 million related to available-for-sale debt securities and $11 million related to held-to-maturity debt securities at March 31, 2020. Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses related to available-for-sale and held-to-maturity debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)
Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost net of allowance for credit losses and fair value of these types of securities was $5.8 billion at both March 31, 2020, and December 31, 2019.

(3)	Primarily includes asset-backed securities collateralized by student loans.

(4)	Predominantly consists of federal agency mortgage-backed securities at both March 31, 2020 and December 31, 2019.

(5)
We held available-for-sale and held-to-maturity debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $102.4 billion and $88.4 billion and a fair value of $107.0 billion and $92.2 billion at March 31, 2020 and an amortized cost of $98.5 billion and $84.1 billion and a fair value of $100.3 billion and $85.5 billion at December 31, 2019, respectively.

Table 5.2 details the breakout of purchases of and transfers to held-to-maturity debt securities by major category of security.

Table 5.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended March 31,
(in millions)	2020	2019
Purchases of held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	$3,016	—
Securities of U.S. states and political subdivisions	866	—
Federal agency and other mortgage-backed securities	15,925	16
Total purchases of held-to-maturity debt securities	19,807	16
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Federal agency and other mortgage-backed securities	—	2,407
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	2,407

Table 5.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to available-for-sale and held-to-maturity debt securities (pre-tax).

Table 5.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2020	2019
Interest income:
Available-for-sale	$1,726	2,201
Held-to-maturity	980	947
Total interest income (1)	2,706	3,148
Provision for credit losses (2):
Available-for-sale	168	—
Held-to-maturity	4	—
Total provision for credit losses	172	—
Realized gains and losses (3):
Gross realized gains	256	173
Gross realized losses	(4)	(3)
Impairment write-downs included in earnings:
Credit-related (4)	—	(16)
Intent-to-sell	(15)	(29)
Total impairment write-downs included in earnings	(15)	(45)
Net realized gains	$237	125

(1)	Total interest income from debt securities excludes interest income from trading debt securities, which is disclosed in Note 4 (Trading Activities).

(2)
Prior to our adoption of CECL on January 1, 2020, the provision for credit losses from debt securities was not applicable and is therefore presented as $0 for the prior period. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)	Realized gains and losses relate to available-for-sale debt securities. There were no realized gains or losses from held-to-maturity debt securities in all periods presented.

(4)
For the quarter ended March 31, 2020, credit-related impairment recognized in earnings is classified as provision for credit losses due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSRO). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSRO, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities.

For debt securities not rated by the NRSRO, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. The fair value of available-for-sale debt securities categorized as investment grade based on internal credit grades was $1.2 billion at March 31, 2020, and $2.2 billion at December 31, 2019. Held-to-maturity debt securities categorized as investment grade based on internal credit grades are not significant. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.4 shows the percentage of fair value of available-for-sale debt securities and amortized cost of held-to-maturity debt securities determined by those rated investment grade, inclusive of those based on internal credit grades.
Table 5.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2020
Total portfolio	$251,229	99%	169,920	99%

Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$171,250	100%	154,734	100%
Securities of U.S. states and political subdivisions	38,144	99	14,313	100
Collateralized loan obligations	24,582	100	N/A	N/A
All other debt securities (2)	17,253	82	873	7
December 31, 2019
Total portfolio	$263,459	99%	153,933	99%

Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$177,413	100%	139,619	100%
Securities of U.S. states and political subdivisions	40,337	99	13,486	100
Collateralized loan obligations	29,055	100	N/A	N/A
All other debt securities (2)	16,654	82	828	4

(1)	Includes federal agency mortgage-backed securities.

(2)	Includes non-agency mortgage-backed, corporate, and all other debt securities.
DELINQUENCY STATUS AND NONACCRUAL DEBT SECURITIES Debt security issuers that are delinquent in payment of amounts due under contractual debt agreements have a higher probability of recognition of credit losses. As such, as part of our monitoring of the credit quality of the debt security portfolio, we consider whether debt securities we own are past due in payment of principal or interest payments and whether any securities have been placed into nonaccrual status.
We had no debt securities that were past due and still accruing at March 31, 2020 or December 31, 2019. The fair value of available-for-sale debt securities in nonaccrual status was $327 million and $110 million as of March 31, 2020 and

December 31, 2019, respectively. There were no held-to-maturity debt securities in nonaccrual status as of March 31, 2020 or December 31, 2019. Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current.
Table 5.5 presents detail of available-for-sale debt securities purchased with credit deterioration during the period. There were no held-to-maturity debt securities purchased with credit deterioration during the quarter ended March 31, 2020. The amounts presented are as of the date of the PCD assets were purchased.

Table 5.5: Debt Securities Purchased with Credit Deterioration

(in millions)	Quarter ended March 31, 2020
Available-for-sale debt securities purchased with credit deterioration (PCD):
Par value	$164
Allowance for credit losses at acquisition	(11)
Discount (or premiums) attributable to other factors	3
Purchase price of available-for-sale debt securities purchased with credit deterioration	$156

Unrealized Losses of Available-for-Sale Debt Securities
Table 5.6 shows the gross unrealized losses and fair value of available-for-sale debt securities by length of time those individual securities in each category have been in a continuous loss position. Debt securities on which we have recorded credit impairment are categorized as being “less than 12 months” or

“12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the (1) for the current period presented, amortized cost basis net of allowance for credit losses, or the (2) for the prior period presented, amortized cost basis.
Table 5.6: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(4)	615	—	—	(4)	615
Securities of U.S. states and political subdivisions	(678)	22,740	(70)	1,490	(748)	24,230
Mortgage-backed securities:
Federal agencies	(3)	594	(12)	737	(15)	1,331
Residential	(44)	591	—	—	(44)	591
Commercial	(228)	3,275	(25)	243	(253)	3,518
Total mortgage-backed securities	(275)	4,460	(37)	980	(312)	5,440
Corporate debt securities	(263)	3,337	(12)	129	(275)	3,466
Collateralized loan and other debt obligations	(1,226)	18,303	(542)	6,442	(1,768)	24,745
Other	(91)	4,085	(23)	618	(114)	4,703
Total available-for-sale debt securities	$(2,537)	53,540	(684)	9,659	(3,221)	63,199
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(1)	2,423	(1)	2,423
Securities of U.S. states and political subdivisions	(10)	2,776	(26)	2,418	(36)	5,194
Mortgage-backed securities:
Federal agencies	(50)	16,807	(114)	10,641	(164)	27,448
Residential	(1)	149	—	—	(1)	149
Commercial	(3)	998	(3)	244	(6)	1,242
Total mortgage-backed securities	(54)	17,954	(117)	10,885	(171)	28,839
Corporate debt securities	(9)	303	(23)	216	(32)	519
Collateralized loan and other debt obligations	(13)	5,070	(110)	16,789	(123)	21,859
Other	(12)	1,587	(12)	492	(24)	2,079
Total available-for-sale debt securities	$(98)	27,690	(289)	33,223	(387)	60,913

We have assessed each debt security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the debt securities, and that it is more likely than not that we will not be required to sell, prior to recovery of the amortized cost basis. We evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the debt securities’ amortized cost basis. In prior periods, credit impairment was recorded as a write-down to the amortized cost basis of the security. In the current period, credit impairment is recorded as an allowance for credit losses.
For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies).

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Allowance for Credit Losses for Debt Securities
Table 5.7 presents the allowance for credit losses on available-for-sale and held-to-maturity debt securities.
Table 5.7: Allowance for Credit Losses for Debt Securities

	Quarter ended March 31, 2020
(in millions)	Available-for-Sale	Held-to-Maturity
Balance, beginning of period (1)	$—	—
Cumulative effect from change in accounting policies (2)	24	7
Balance, beginning of period, adjusted	24	7
Provision for credit losses	168	4
Securities purchased with credit deterioration	11	—
Reduction due to intent to sell	(11)	—
Charge-offs	(32)	—
Interest income (3)	1	—
Balance, end of period (4)	$161	11

(1)
Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses related to available-for-sale and held-to-maturity debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Represents the impact of adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)
Certain debt securities with an allowance for credit losses calculated by discounting expected cash flows using the securities’ effective interest rate over its remaining life, recognize changes in the allowance for credit losses attributable to the passage of time as interest income.

(4)	Substantially all of allowance for credit losses for debt securities relates to corporate debt securities as of March 31, 2020.

Contractual Maturities
Table 5.8 shows the remaining contractual maturities, amortized cost net of allowance for credit losses, fair value and weighted-average effective yields of available-for-sale debt securities. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

Table 5.8: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2020
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$10,952	8,023	28	45	2,856
Fair value	11,036	8,029	29	49	2,929
Weighted average yield	2.10%	2.32	1.97	1.84	1.49
Securities of U.S. states and political subdivisions
Amortized cost, net	38,686	3,940	4,196	4,034	26,516
Fair value	38,144	3,963	4,244	4,039	25,898
Weighted average yield	3.15	4.58	3.20	2.78	2.98
Mortgage-backed securities:
Federal agencies
Amortized cost, net	154,390	2	123	1,944	152,321
Fair value	160,214	2	128	2,005	158,079
Weighted average yield	3.19	1.93	3.06	2.44	3.20
Residential
Amortized cost, net	820	—	—	—	820
Fair value	776	—	—	—	776
Weighted average yield	3.19	—	—	—	3.19
Commercial
Amortized cost, net	3,897	—	32	194	3,671
Fair value	3,654	—	31	187	3,436
Weighted average yield	2.62	—	2.49	2.71	2.62
Total mortgage-backed securities
Amortized cost, net	159,107	2	155	2,138	156,812
Fair value	164,644	2	159	2,192	162,291
Weighted average yield	3.18	1.93	2.94	2.46	3.19
Corporate debt securities
Amortized cost, net	6,092	373	2,048	2,847	824
Fair value	5,855	355	1,973	2,755	772
Weighted average yield	4.97	4.12	5.18	5.03	4.67
Collateralized loan and other debt obligations
Amortized cost, net	26,873	—	—	12,014	14,859
Fair value	25,168	—	—	11,362	13,806
Weighted average yield	3.21	—	—	3.29	3.15
Other
Amortized cost, net	6,477	2,021	704	1,296	2,456
Fair value	6,382	2,021	685	1,287	2,389
Weighted average yield	1.51	(0.22)	2.95	1.41	2.57
Total available-for-sale debt securities
Amortized cost, net	$248,187	14,359	7,131	22,374	204,323
Fair value	251,229	14,370	7,090	21,684	208,085
Weighted average yield	3.13%	2.63	3.75	3.24	3.14

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Table 5.9 shows the remaining contractual maturities, amortized cost net of allowance for credit losses, fair value, and weighted-average effective yields of held-to-maturity debt securities.
Table 5.9: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2020
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,569	8,336	36,454	—	3,779
Fair value	50,691	8,494	38,170	—	4,027
Weighted average yield	2.14%	2.24	2.18	—	1.56
Securities of U.S. states and political subdivisions
Amortized cost, net	14,304	11	713	1,724	11,856
Fair value	14,611	11	731	1,794	12,075
Weighted average yield	2.71	1.95	2.22	2.86	2.72
Federal agency and other mortgage-backed securities
Amortized cost, net	107,013	—	15	104	106,894
Fair value	112,238	—	13	111	112,114
Weighted average yield	2.96	—	2.99	1.37	2.96
Other debt securities
Amortized cost, net	23	—	—	23	—
Fair value	22	—	—	22	—
Weighted average yield	3.01	—	—	3.01	—
Total held-to-maturity debt securities
Amortized cost, net	$169,909	8,347	37,182	1,851	122,529
Fair value	177,562	8,505	38,914	1,927	128,216
Weighted average yield	2.70%	2.24	2.18	2.78	2.89

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

Note 6: Loans and Related Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at March 31, 2020, and December 31, 2019.
Outstanding balances exclude accrued interest receivable on loans which are included in other assets. During the quarter ended

March 31, 2020, we reversed accrued interest receivable by reversing interest income of $9 million for our commercial portfolio segment and $63 million for our consumer portfolio segment. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 6.1: Loans Outstanding

(in millions)	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$405,020	354,125
Real estate mortgage	122,767	121,824
Real estate construction	20,812	19,939
Lease financing	19,136	19,831
Total commercial	567,735	515,719
Consumer:
Real estate 1-4 family first mortgage	292,920	293,847
Real estate 1-4 family junior lien mortgage	28,527	29,509
Credit card	38,582	41,013
Automobile	48,568	47,873
Other revolving credit and installment	33,511	34,304
Total consumer	442,108	446,546
Total loans	$1,009,843	962,265
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 6.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 6.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2020	Dec 31, 2019
Non-U.S. Commercial Loans
Commercial and industrial	$78,753	70,494
Real estate mortgage	6,309	7,004
Real estate construction	1,478	1,434
Lease financing	1,120	1,220
Total non-U.S. commercial loans	$87,660	80,152

Note 6: Loans and Related Allowance for Credit Losses (continued)

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed real estate 1-4 family first mortgage loans because their loan activity normally does not impact the ACL. In first quarter 2020, we sold $709 million of 1-4 family first mortgage loans for a gain of $463 million, which is included in other noninterest income on our consolidated income statement. These whole loans were reclassified to MLHFS in 2019.
Table 6.3: Loan Purchases, Sales, and Transfers

	2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$341	1	342	329	3	332
Sales	(813)	(26)	(839)	(421)	(179)	(600)
Transfers (to) from MLHFS/LHFS	77	2	79	(3)	—	(3)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $72.7 billion at March 31, 2020.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2020, and December 31, 2019, we had $981.3 million and $862 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$314,135	346,991
Real estate mortgage	9,360	8,206
Real estate construction	17,236	17,729
Total commercial	340,731	372,926
Consumer:
Real estate 1-4 family first mortgage	42,691	34,391
Real estate 1-4 family junior lien mortgage	36,301	36,916
Credit card	118,339	114,933
Other revolving credit and installment	25,187	25,898
Total consumer	222,518	212,138
Total unfunded credit commitments	$563,249	585,064

Allowance for Credit Losses for Loans
Table 6.5 presents the allowance for credit losses for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. On January 1, 2020, we adopted CECL. Additional information on our adoption of CECL is included in Note 1 (Summary of Significant Accounting Policies). In first quarter 2020, after the adoption of CECL, we added a net $2.9 billion to our ACL for loans predominantly driven by the expected impacts from the COVID-19 pandemic. These expected impacts were most significantly affected by anticipated changes to economic variables, as well as higher expected losses from certain industries in our commercial portfolio segment that we expect to be directly and most adversely affected by the COVID-19 pandemic. In addition, the increase included expected impacts on oil and gas loans due to lower oil prices and deteriorating credit trends.
Table 6.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
(in millions)	2020	2019
Balance, beginning of period	10,456	10,707
Cumulative effect from change in accounting policies (1)	(1,337)	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	8	—
Balance, beginning of period, adjusted	9,127	10,707
Provision for credit losses	3,833	845
Interest income on certain loans (3)	(38)	(39)
Loan charge-offs:
Commercial:
Commercial and industrial	(377)	(176)
Real estate mortgage	(3)	(12)
Real estate construction	—	(1)
Lease financing	(13)	(11)
Total commercial	(393)	(200)
Consumer:
Real estate 1-4 family first mortgage	(23)	(43)
Real estate 1-4 family junior lien mortgage	(30)	(34)
Credit card	(471)	(437)
Automobile	(156)	(187)
Other revolving credit and installment	(165)	(162)
Total consumer	(845)	(863)
Total loan charge-offs	(1,238)	(1,063)
Loan recoveries:
Commercial:
Commercial and industrial	44	43
Real estate mortgage	5	6
Real estate construction	16	3
Lease financing	4	3
Total commercial	69	55
Consumer:
Real estate 1-4 family first mortgage	26	55
Real estate 1-4 family junior lien mortgage	35	43
Credit card	94	85
Automobile	74	96
Other revolving credit and installment	31	34
Total consumer	260	313
Total loan recoveries	329	368
Net loan charge-offs	(909)	(695)
Other	9	3
Balance, end of period	12,022	10,821
Components:
Allowance for loan losses	11,263	9,900
Allowance for unfunded credit commitments	759	921
Allowance for credit losses for loans	12,022	10,821
Net loan charge-offs (annualized) as a percentage of average total loans	0.38	0.30
Allowance for loan losses as a percentage of total loans	1.12	1.04
Allowance for credit losses for loans as a percentage of total loans	1.19	1.14

(1)	Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.

(2)	Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)
Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.6 summarizes the activity in the allowance for credit losses for loans by our commercial and consumer portfolio segments.
Table 6.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

			2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$6,245	4,211	10,456	6,417	4,290	10,707
Cumulative effect from change in accounting policies (1)	(2,861)	1,524	(1,337)	—	—	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	8	8	—	—	—
Balance, beginning of period, adjusted	3,384	5,743	9,127	6,417	4,290	10,707
Provision for credit losses	2,240	1,593	3,833	164	681	845
Interest income on certain loans (3)	(14)	(24)	(38)	(11)	(28)	(39)

Loan charge-offs	(393)	(845)	(1,238)	(200)	(863)	(1,063)
Loan recoveries	69	260	329	55	313	368
Net loan charge-offs	(324)	(585)	(909)	(145)	(550)	(695)
Other	(7)	16	9	3	—	3
Balance, end of period	$5,279	$6,743	$12,022	$6,428	$4,393	$10,821

(1)	Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.

(2)	Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)
Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.7 disaggregates our allowance for credit losses for loans and recorded investment in loans by impairment methodology. This is no longer relevant after December 31, 2019,

given our adoption of CECL on January 1, 2020, which has a single impairment methodology.
Table 6.7: Allowance for Credit Losses for Loans by Impairment Methodology

	Allowance for credit losses for loans			Recorded investment in loans
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2019
Collectively evaluated (1)	$5,778	3,364	9,142	512,586	436,081	948,667
Individually evaluated (2)	467	847	1,314	3,133	9,897	13,030
PCI (3)	—	—	—	—	568	568
Total	$6,245	4,211	10,456	515,719	446,546	962,265

(1)	Represents non-impaired loans evaluated collectively for impairment.

(2)	Represents impaired loans evaluated individually for impairment.

(3)	Represents the allowance for loan losses and related loan carrying value for PCI loans.

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2019. Amounts disclosed in the credit quality tables that follow are not comparative between reported periods due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

COMMERCIAL CREDIT QUALITY INDICATORS   We manage a consistent process for assessing commercial loan credit quality. Generally, commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings, which is our primary credit quality indicator. Our ratings are aligned to federal banking regulators’ definitions of pass and criticized categories with the criticized category including special mention, substandard, doubtful, and loss categories.

Table 6.8 provides a breakdown of outstanding commercial loans by risk category. In connection with our adoption of CECL, credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a TDR.

Table 6.8: Commercial Loans Categories by Risk Categories and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2020	2019	2018	2017	2016	Prior
March 31, 2020
Commercial and industrial
Pass	$32,531	53,904	23,788	11,603	7,815	5,061	250,893	209	385,804
Criticized	885	1,053	948	721	433	458	14,718	—	19,216
Total commercial and industrial	33,416	54,957	24,736	12,324	8,248	5,519	265,611	209	405,020
Real estate mortgage
Pass	7,336	31,320	23,268	14,577	15,376	21,087	5,563	128	118,655
Criticized	60	452	515	741	546	1,525	273	—	4,112
Total real estate mortgage	7,396	31,772	23,783	15,318	15,922	22,612	5,836	128	122,767
Real estate construction
Pass	1,293	7,226	5,528	3,024	1,290	472	1,750	7	20,590
Criticized	2	98	93	6	8	14	1	—	222
Total real estate construction	1,295	7,324	5,621	3,030	1,298	486	1,751	7	20,812
Lease financing
Pass	1,439	5,566	3,769	2,447	1,844	2,739	—	—	17,804
Criticized	83	422	365	196	139	127	—	—	1,332
Total lease financing	1,522	5,988	4,134	2,643	1,983	2,866	—	—	19,136
Total commercial loans	$43,629	100,041	58,274	33,315	27,451	31,483	273,198	344	567,735
					Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
December 31, 2019
By risk category:
Pass					$338,740	118,054	19,752	18,655	495,201
Criticized					15,385	3,770	187	1,176	20,518
Total commercial loans					$354,125	121,824	19,939	19,831	515,719

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 6.9: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2020
By delinquency status:
Current-29 days past due (DPD) and still accruing	$402,706	121,621	20,696	18,793	563,816
30-89 DPD and still accruing	511	174	94	212	991
90+ DPD and still accruing	24	28	1	—	53
Nonaccrual loans	1,779	944	21	131	2,875
Total commercial loans	$405,020	122,767	20,812	19,136	567,735
December 31, 2019
By delinquency status:
Current-29 DPD and still accruing	$352,110	120,967	19,845	19,484	512,406
30-89 DPD and still accruing	423	253	53	252	981
90+ DPD and still accruing	47	31	—	—	78
Nonaccrual loans	1,545	573	41	95	2,254
Total commercial loans	$354,125	121,824	19,939	19,831	515,719

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, FICO credit scores and LTV for 1-4 family mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.
Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.
Table 6.10 provides the outstanding balances of our consumer portfolio by delinquency status.

In connection with our adoption of CECL, credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a TDR. The revolving loans converted to term loans in the credit card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 6.10: Consumer Loan Categories by Delinquency Status and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
March 31, 2020
Real estate 1-4 family first mortgage
By delinquency status:
Current-29 DPD	$14,238	59,044	25,047	36,185	41,121	93,490	7,981	2,020	279,126
30-59 DPD	14	65	30	39	64	1,184	38	57	1,491
60-89 DPD	2	3	6	5	8	370	20	27	441
90-119 DPD	—	—	3	—	6	190	8	17	224
120-179 DPD	—	—	1	4	7	142	11	22	187
180+ DPD	—	—	4	7	5	466	5	125	612
Government insured/guaranteed loans (2)	2	32	150	271	498	9,726	—	—	10,679
Loans held at fair value	—	—	—	—	—	160	—	—	160
Total real estate 1-4 family first mortgage	14,256	59,144	25,241	36,511	41,709	105,728	8,063	2,268	292,920
Real estate 1-4 family junior mortgage
By delinquency status:
Current-29 DPD	8	44	51	48	39	1,491	19,178	7,058	27,917
30-59 DPD	—	—	—	—	—	34	76	119	229
60-89 DPD	—	—	—	1	1	15	28	58	103
90-119 DPD	—	—	—	—	—	8	19	32	59
120-179 DPD	—	—	—	—	—	6	17	44	67
180+ DPD	—	—	—	—	1	16	10	125	152
Total real estate 1-4 family junior mortgage	8	44	51	49	41	1,570	19,328	7,436	28,527
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	37,320	259	37,579
30-59 DPD	—	—	—	—	—	—	260	18	278
60-89 DPD	—	—	—	—	—	—	184	13	197
90-119 DPD	—	—	—	—	—	—	167	14	181
120-179 DPD	—	—	—	—	—	—	335	10	345
180+ DPD	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	38,268	314	38,582
Automobile
By delinquency status:
Current-29 DPD	6,334	19,682	9,085	5,509	4,857	2,145	—	—	47,612
30-59 DPD	8	158	134	111	168	104	—	—	683
60-89 DPD	—	49	40	32	53	34	—	—	208
90-119 DPD	—	18	13	9	15	10	—	—	65
120-179 DPD	—	—	—	—	—	—	—	—	—
180+ DPD	—	—	—	—	—	—	—	—	—
Total automobile	6,342	19,907	9,272	5,661	5,093	2,293	—	—	48,568
Other revolving credit and installment
By delinquency status:
Current-29 DPD	948	3,580	2,207	1,468	1,298	5,751	17,766	202	33,220
30-59 DPD	1	9	10	12	9	66	19	7	133
60-89 DPD	—	5	6	5	5	32	9	4	66
90-119 DPD	—	4	6	6	6	31	9	3	65
120-179 DPD	—	—	—	—	—	—	15	2	17
180+ DPD	—	—	—	—	—	1	2	7	10
Total other revolving credit and installment	949	3,598	2,229	1,491	1,318	5,881	17,820	225	33,511
Total consumer loans	$21,555	82,693	36,793	43,712	48,161	115,472	83,479	10,243	442,108
(continued on following page)

Note 6: Loans and Related Allowance for Credit Losses (continued)

(continued from previous page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By delinquency status:
Current-29 DPD	$279,722	28,870	39,935	46,650	33,981	429,158
30-59 DPD	1,136	216	311	882	140	2,685
60-89 DPD	404	115	221	263	81	1,084
90-119 DPD	197	69	202	77	74	619
120-179 DPD	160	71	343	1	18	593
180+ DPD	503	155	1	—	10	669
Government insured/guaranteed loans (2)	10,999	—	—	—	—	10,999
Loans held at fair value	171	—	—	—	—	171
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)
Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $6.1 billion at March 31, 2020, compared with $6.4 billion at December 31, 2019.

(3)	26% of the adjusted unpaid principal balance for consumer PCI loans was 30+ DPD at December 31, 2019.
Of the $2.0 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2020, $828 million was accruing, compared with $1.9 billion past due and $855 million accruing at December 31, 2019.
Table 6.11 provides a breakdown of our consumer portfolio by FICO. Substantially all of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $8.9 billion and $9.1 billion at March 31, 2020 and December 31, 2019, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Table 6.11: Consumer Loan Categories by FICO and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
March 31, 2020
By FICO:
Real estate 1-4 family first mortgage
< 600	$2	27	43	60	92	2,643	209	229	3,305
600-639	10	105	67	68	128	1,663	148	115	2,304
640-679	80	481	297	311	368	3,075	298	171	5,081
680-719	458	1,870	905	1,181	1,301	5,847	665	264	12,491
720-759	1,896	6,104	2,198	2,901	3,147	9,491	1,024	291	27,052
760-799	6,242	16,885	5,542	7,135	7,458	15,595	1,609	298	60,764
800+	5,522	33,344	15,917	24,461	28,544	55,278	3,824	512	167,402
No FICO available	45	296	122	123	173	2,249	286	388	3,682
Government insured/guaranteed loans (2)	1	32	150	271	498	9,887	—	—	10,839
Total real estate 1-4 family first mortgage	14,256	59,144	25,241	36,511	41,709	105,728	8,063	2,268	292,920
Real estate 1-4 family junior lien mortgage
< 600	—	—	—	—	—	133	370	611	1,114
600-639	—	—	—	—	—	82	310	361	753
640-679	—	—	—	—	—	134	686	610	1,430
680-719	—	—	—	—	—	250	1,697	1,102	3,049
720-759	—	—	—	—	—	274	2,751	1,243	4,268
760-799	—	—	—	—	—	228	3,785	1,198	5,211
800+	—	—	—	—	—	359	9,220	2,009	11,588
No FICO available	8	44	51	49	41	110	509	302	1,114
Total real estate 1-4 family junior lien mortgage	8	44	51	49	41	1,570	19,328	7,436	28,527
Credit Card
< 600	—	—	—	—	—	—	3,117	119	3,236
600-639	—	—	—	—	—	—	2,657	49	2,706
640-679	—	—	—	—	—	—	6,291	61	6,352
680-719	—	—	—	—	—	—	9,324	53	9,377
720-759	—	—	—	—	—	—	7,866	24	7,890
760-799	—	—	—	—	—	—	5,176	6	5,182
800+	—	—	—	—	—	—	3,678	1	3,679
No FICO available	—	—	—	—	—	—	159	1	160
Total credit card	—	—	—	—	—	—	38,268	314	38,582
Automobile
< 600	419	2,045	1,163	825	1,082	541	—	—	6,075
600-639	687	1,849	715	425	453	216	—	—	4,345
640-679	1,031	2,830	1,168	644	596	262	—	—	6,531
680-719	1,104	3,383	1,549	885	749	318	—	—	7,988
720-759	1,045	3,334	1,554	911	723	312	—	—	7,879
760-799	991	3,335	1,533	890	652	270	—	—	7,671
800+	1,065	3,112	1,580	1,064	808	349	—	—	7,978
No FICO available	—	19	10	17	30	25	—	—	101
Total automobile	6,342	19,907	9,272	5,661	5,093	2,293	—	—	48,568
Other revolving credit and installment
< 600	3	49	65	50	47	204	219	27	664
600-639	12	66	59	40	41	198	188	15	619
640-679	51	226	169	105	96	410	525	23	1,605
680-719	124	472	310	195	172	719	1,005	29	3,026
720-759	191	683	399	248	226	969	1,169	28	3,913
760-799	249	857	445	288	265	1,179	1,524	18	4,825
800+	274	1,024	621	452	453	2,118	2,690	44	7,676
No FICO available	45	221	161	113	18	84	1,564	41	2,247
FICO not required	—	—	—	—	—	—	8,936	—	8,936
Total other revolving credit and installment	949	3,598	2,229	1,491	1,318	5,881	17,820	225	33,511
Total consumer loans	$21,555	82,693	36,793	43,712	48,161	115,472	83,479	10,243	442,108

(continued on next page)

Note 6: Loans and Related Allowance for Credit Losses (continued)

(continued from prior page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By FICO:
< 600	$3,264	1,164	3,373	6,041	704	14,546
600-639	2,392	782	2,853	4,230	670	10,927
640-679	5,068	1,499	6,626	6,324	1,730	21,247
680-719	12,844	3,192	9,732	7,871	3,212	36,851
720-759	27,879	4,407	8,376	7,839	4,097	52,598
760-799	61,559	5,483	5,648	7,624	4,915	85,229
800+	165,460	11,851	4,037	7,900	7,585	196,833
No FICO available	3,656	1,118	368	44	2,316	7,502
FICO not required	—	—	—	—	9,075	9,075
Government insured/guaranteed loans (2)	11,170	—	—	—	—	11,170
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	41% of the adjusted unpaid principal balance for consumer PCI loans had FICO scores less than 680 and 19% where no FICO was available to us at December 31, 2019.

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

Table 6.12: Consumer Loan Categories by LTV/CLTV and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
March 31, 2020
Real estate 1-4 family first mortgage
By LTV/CLTV:
0-60%	$4,143	16,842	8,032	14,961	22,878	76,122	5,503	1,644	150,125
60.01-80%	9,526	34,239	14,133	19,674	17,326	17,228	1,672	401	114,199
80.01-100%	544	7,791	2,714	1,412	814	1,757	585	155	15,772
100.01-120% (2)	—	80	96	86	72	310	169	39	852
> 120% (2)	—	47	29	27	29	124	71	14	341
No LTV/CLTV available	42	113	87	80	92	300	63	15	792
Government insured/guaranteed loans (3)	1	32	150	271	498	9,887	—	—	10,839
Total real estate 1-4 family first mortgage	14,256	59,144	25,241	36,511	41,709	105,728	8,063	2,268	292,920
Real estate 1-4 family junior lien mortgage
By LTV/CLTV:
0-60%	—	—	—	—	—	634	9,526	4,023	14,183
60.01-80%	—	—	—	—	—	450	6,827	2,055	9,332
80.01-100%	—	—	—	—	—	290	2,165	971	3,426
100.01-120% (2)	—	—	—	—	—	102	566	262	930
> 120% (2)	—	—	—	—	—	33	216	80	329
No LTV/CLTV available	8	44	51	49	41	61	28	45	327
Total real estate 1-4 family junior lien mortgage	8	44	51	49	41	1,570	19,328	7,436	28,527
Total	$14,264	59,188	25,292	36,560	41,750	107,298	27,391	9,704	321,447
December 31, 2019							Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%							$151,478	14,603	166,081
60.01-80%							114,795	9,663	124,458
80.01-100%							13,867	3,574	17,441
100.01-120% (2)							860	978	1,838
> 120% (2)							338	336	674
No LTV/CLTV available							784	342	1,126
Government insured/guaranteed loans (3)							11,170	—	11,170
Total consumer loans (excluding PCI)							293,292	29,496	322,788
Total consumer PCI loans (carrying value) (4)							555	13	568
Total consumer loans							$293,847	29,509	323,356

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(3)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(4)	9% of the adjusted unpaid principal balance for consumer PCI loans have LTV/CLTV amounts greater than 80% at December 31, 2019.

Note 6: Loans and Related Allowance for Credit Losses (continued)

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. In connection with our adoption of CECL, nonaccrual loans may have an allowance for credit losses or a negative allowance for credit losses from expected recoveries of amounts previously written off.

Table 6.13: Nonaccrual Loans (1)

	Amortized cost
(in millions)	Nonaccrual loans	Nonaccrual loans without related allowance for credit losses (2)	Recognized interest income
March 31, 2020
Commercial:
Commercial and industrial	$1,779	243	16
Real estate mortgage	944	194	8
Real estate construction	21	5	4
Lease financing	131	10	—
Total commercial	2,875	452	28
Consumer:
Real estate 1-4 family first mortgage	2,372	1,382	44
Real estate 1-4 family junior lien mortgage	769	431	16
Automobile	99	—	3
Other revolving credit and installment	41	—	1
Total consumer	3,281	1,813	64
Total nonaccrual loans	$6,156	2,265	92
December 31, 2019
Commercial:
Commercial and industrial	$1,545
Real estate mortgage	573
Real estate construction	41
Lease financing	95
Total commercial	2,254
Consumer:
Real estate 1-4 family first mortgage	2,150
Real estate 1-4 family junior lien mortgage	796
Automobile	106
Other revolving credit and installment	40
Total consumer	3,092
Total nonaccrual loans (excluding PCI)	$5,346

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.

LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $3.4 billion and $3.5 billion at March 31, 2020, and December 31, 2019, respectively, which included $2.7 billion and $2.8 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on real estate 1-4 family mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 6.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2020	Dec 31, 2019
Total:	$7,023	7,285
Less: FHA insured/VA guaranteed (1)	6,142	6,352
Total, not government insured/guaranteed	$881	933
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$24	47
Real estate mortgage	28	31
Real estate construction	1	—
Total commercial	53	78
Consumer:
Real estate 1-4 family first mortgage	128	112
Real estate 1-4 family junior lien mortgage	25	32
Credit card	528	546
Automobile	69	78
Other revolving credit and installment	78	87
Total consumer	828	855
Total, not government insured/guaranteed	$881	933

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Note 6: Loans and Related Allowance for Credit Losses (continued)

IMPAIRED LOANS In connection with our adoption of CECL, we no longer provide information on impaired loans. We have retained impaired loans information for the period ended December 31, 2019. Table 6.15 summarizes key information for impaired loans. Our impaired loans at December 31, 2019, predominantly included loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. Impaired loans generally had estimated losses which are included in the allowance for credit losses. We did have impaired loans with no allowance for credit losses when the loss content has been previously recognized through charge-offs, such as collateral dependent loans, or when loans are currently performing in accordance with their terms and no loss has been estimated. Impaired loans excluded PCI loans and loans that had been fully charged off or otherwise had zero recorded investment.
Table 6.15 included trial modifications that totaled $115 million at December 31, 2019.
For additional information on our legacy impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.
Table 6.15: Impaired Loans Summary

		Recorded investment
(in millions)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2019
Commercial:
Commercial and industrial	$2,792	2,003	1,903	311
Real estate mortgage	1,137	974	803	110
Real estate construction	81	51	41	11
Lease financing	131	105	105	35
Total commercial	4,141	3,133	2,852	467
Consumer:
Real estate 1-4 family first mortgage	8,107	7,674	4,433	437
Real estate 1-4 family junior lien mortgage	1,586	1,451	925	144
Credit card	520	520	520	209
Automobile	138	81	42	8
Other revolving credit and installment	178	171	155	49
Total consumer (1)	10,529	9,897	6,075	847
Total impaired loans (excluding PCI)	$14,670	13,030	8,927	1,314

(1)
Included the recorded investment of $1.2 billion at December 31, 2019 of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an ACL. Impaired loans may also have limited, if any, ACL when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Table 6.16 provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

Table 6.16: Average Recorded Investment in Impaired Loans

	Year ended December 31,
	2019
(in millions)	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$2,150	129
Real estate mortgage	1,067	59
Real estate construction	52	6
Lease financing	93	1
Total commercial	3,362	195
Consumer:
Real estate 1-4 family first mortgage	9,031	506
Real estate 1-4 family junior lien mortgage	1,586	99
Credit card	488	64
Automobile	84	12
Other revolving credit and installment	162	13
Total consumer	11,351	694
Total impaired loans (excluding PCI)	$14,713	889

Interest income:
Cash basis of accounting	$241
Other (1)	648
Total interest income	$889

(1)
Included interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $11.6 billion and $11.8 billion at March 31, 2020, and December 31, 2019, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act. For more information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies).
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $403 million and $500 million at March 31, 2020, and December 31, 2019, respectively.

Note 6: Loans and Related Allowance for Credit Losses (continued)

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

Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2020
Commercial:
Commercial and industrial	$18	15	314	347	44	0.65%	$15
Real estate mortgage	—	13	152	165	—	0.97	13
Real estate construction	—	—	6	6	—	2.49	—
Lease financing	—	—	—	—	—	—	—
Total commercial	18	28	472	518	44	0.82	28
Consumer:
Real estate 1-4 family first mortgage	21	3	166	190	—	1.63	17
Real estate 1-4 family junior lien mortgage	1	6	14	21	—	2.38	6
Credit card	—	95	—	95	—	12.33	95
Automobile	2	2	10	14	6	4.69	2
Other revolving credit and installment	—	12	2	14	—	8.22	12
Trial modifications (6)	—	—	2	2	—	—	—
Total consumer	24	118	194	336	6	10.00	132
Total	$42	146	666	854	50	8.38%	$160
Quarter ended March 31, 2019
Commercial:
Commercial and industrial	$—	11	554	565	13	0.68%	$11
Real estate mortgage	—	2	73	75	—	0.95	2
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	—	13	630	643	13	0.73	13
Consumer:
Real estate 1-4 family first mortgage	35	3	294	332	1	1.95	19
Real estate 1-4 family junior lien mortgage	2	11	25	38	1	2.29	12
Credit card	—	97	—	97	—	13.20	97
Automobile	2	1	12	15	6	5.38	1
Other revolving credit and installment	—	11	3	14	—	7.58	11
Trial modifications (6)	—	—	—	—	—	—	—
Total consumer	39	123	334	496	8	10.27	140
Total	$39	136	964	1,139	21	9.44%	$153

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $263 million and $360 million for the first quarter of 2020 and 2019, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in deferring or legally forgiving principal (actual or contingent) of $29 million and $3 million for the first quarter of 2020 and 2019, respectively.

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

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2020	2019
Commercial:
Commercial and industrial	$185	23
Real estate mortgage	21	28
Real estate construction	—	3
Total commercial	206	54
Consumer:
Real estate 1-4 family first mortgage	10	11
Real estate 1-4 family junior lien mortgage	2	5
Credit card	26	21
Automobile	2	3
Other revolving credit and installment	1	2
Total consumer	41	42
Total	$247	96

Note 7: Leasing Activity (continued)

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activities) in our 2019 Form 10-K for additional information about our leasing activities.

As a Lessor
Table 7.1 presents the composition of our leasing revenue.

Table 7.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2020	2019
Interest income on lease financing	$211	223
Other lease revenues:
Variable revenues on lease financing	27	24
Fixed revenues on operating leases	314	373
Variable revenues on operating leases	13	18
Other lease-related revenues (1)	(2)	28
Lease income	352	443
Total leasing revenue	$563	666

(1)	Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.

As a Lessee
Substantially all of our leases are operating leases. Table 7.2 presents balances for our operating leases.

Table 7.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2020	Dec 31, 2019
ROU assets	$4,650	4,724
Lease liabilities	5,224	5,297

Table 7.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 7.3: Lease Costs

	Quarter ended March 31,
(in millions)	2020	2019
Fixed lease expense – operating leases	$291	297
Variable lease expense	66	73
Other (1)	(14)	(8)
Total lease costs	$343	362

(1)	Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Note 8: Equity Securities
Table 8.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 8.1: Equity Securities

(in millions)	Mar 31, 2020	Dec 31, 2019
Held for trading at fair value:
Marketable equity securities	$13,573	27,440
Not held for trading:
Fair value:
Marketable equity securities (1)	7,708	6,481
Nonmarketable equity securities	6,895	8,015
Total equity securities at fair value	14,603	14,496
Equity method:
Low-income housing tax credit investments	11,290	11,343
Private equity	3,351	3,459
Tax-advantaged renewable energy	3,991	3,811
New market tax credit and other	387	387
Total equity method	19,019	19,000
Other:
Federal Reserve Bank stock and other at cost (2)	4,512	4,790
Private equity (3)	2,340	2,515
Total equity securities not held for trading	40,474	40,801
Total equity securities	$54,047	68,241

(1)	Includes $3.1 billion and $3.8 billion at March 31, 2020, and December 31, 2019, respectively, related to securities held as economic hedges of our deferred compensation plan obligations.

(2)	Includes $4.5 billion and $4.8 billion at March 31, 2020, and December 31, 2019, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(3)	Represents nonmarketable equity securities accounted for under the measurement alternative.

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

FAIR VALUE Marketable equity securities held for purposes other than trading partially consist of exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans and, to a lesser extent, other holdings of publicly traded equity securities held for investment purposes. We account for certain nonmarketable equity securities under the fair value method, and substantially all of these securities are economically hedged with equity derivatives.

EQUITY METHOD Our equity method investments consist of tax credit and private equity investments, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In first quarter 2020, we recognized pre-tax losses of $339 million related to our LIHTC investments, compared with $273 million in first quarter 2019. These losses were recognized in other noninterest income. We also recognized total tax benefits of $398 million in first quarter 2020, which included tax credits recorded to income taxes of $314 million. In first quarter 2019, total tax benefits were $370 million, which included tax credits of $302 million. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.2 billion at March 31, 2020, and $4.3 billion at December 31, 2019. This liability for unfunded commitments is included in long-term debt.

OTHER The remaining portion of our nonmarketable equity securities portfolio consists of securities accounted for using the cost or measurement alternative.

Note 8: Equity Securities (continued)

Realized Gains and Losses Not Held for Trading
Table 8.2 provides a summary of the net gains and losses from equity securities not held for trading. Gains and losses for securities held for trading are reported in net gains from trading activities.

Table 8.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2020	2019
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(803)	377
Nonmarketable equity securities	(1,104)	936
Total equity securities carried at fair value	(1,907)	1,313
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(935)	(36)
Net unrealized gains related to measurement alternative observable transactions	222	185
Net realized gains on sale	—	237
All other	—	—
Total nonmarketable equity securities not carried at fair value	(713)	386
Net gains (losses) from economic hedge derivatives (1)	1,219	(885)
Total net gains (losses) from equity securities not held for trading	$(1,401)	814

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 8.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 8.2.
Table 8.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2020	2019
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$222	185
Gross unrealized losses due to observable price changes	—	—
Impairment write-downs	(354)	(22)
Realized net gains from sale	2	23
Total net gains (losses) recognized during the period	$(130)	186
Table 8.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.

Table 8.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2020	Dec 31, 2019
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$1,084	973
Gross unrealized losses due to observable price changes	(42)	(42)
Impairment write-downs	(473)	(134)

Note 9: Other Assets
Table 9.1 presents the components of other assets.
Table 9.1: Other Assets

(in millions)	Mar 31, 2020	Dec 31, 2019
Corporate/bank-owned life insurance	$20,128	20,070
Accounts receivable (1)	46,762	29,137
Interest receivable:
AFS and HTM debt securities	1,705	1,729
Loans	3,038	3,099
Trading and other	708	758
Customer relationship and other amortized intangibles	399	423
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	43	50
Non-government insured/guaranteed	137	172
Other	72	81
Operating lease assets (lessor)	8,124	8,221
Operating lease ROU assets (lessee)	4,650	4,724
Due from customers on acceptances	128	253
Other	10,269	10,200
Total other assets	$96,163	78,917

(1)
Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. For more information, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

Note 10: Securitizations and Variable Interest Entities (continued)

Note 10: Securitizations and Variable Interest Entities
Involvement with Special Purpose Entities (SPEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with SPEs, which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. For further description of our involvement with SPEs, see Note 10 (Securitizations and Variable Interest Entities) in our 2019 Form 10-K.
Table 10.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 10.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings	Total
March 31, 2020
Cash and due from banks	$—	19	—	19
Interest-earning deposits with banks	—	—	—	—
Debt securities (1):
Trading debt securities	1,326	316	—	1,642
Available-for-sale debt securities	1,718	300	—	2,018
Held-to-maturity debt securities	1,158	—	—	1,158
Loans	2,196	13,102	77	15,375
Mortgage servicing rights	8,709	—	—	8,709
Derivative assets	269	6	—	275
Equity securities	11,337	95	—	11,432
Other assets	1,030	258	—	1,288
Total assets	27,743	14,096	77	41,916
Short-term borrowings	—	500	—	500
Derivative liabilities	2	8	—	10
Accrued expenses and other liabilities	154	231	—	385
Long-term debt	4,722	235	76	5,033
Total liabilities	4,878	974	76	5,928
Noncontrolling interests	—	33	—	33
Net assets	$22,865	13,089	1	35,955
December 31, 2019
Cash and due from banks	$—	16	—	16
Interest-earning deposits with banks	—	284	—	284
Debt securities (1):
Trading debt securities	792	339	—	1,131
Available-for-sale debt securities	1,696	201	—	1,897
Held-to-maturity debt securities	791	—	—	791
Loans	2,127	13,170	80	15,377
Mortgage servicing rights	11,884	—	—	11,884
Derivative assets	142	1	—	143
Equity securities	11,401	118	—	11,519
Other assets	1,268	239	—	1,507
Total assets	30,101	14,368	80	44,549
Short-term borrowings	—	401	—	401
Derivative liabilities	1	3	—	4
Accrued expenses and other liabilities	189	235	—	424
Long-term debt	4,817	587	79	5,483
Total liabilities	5,007	1,226	79	6,312
Noncontrolling interests	—	43	—	43
Net assets	$25,094	13,099	1	38,194

(1)
Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).

Transactions with Unconsolidated VIEs
Our transactions with unconsolidated VIEs include predominantly securitizations of residential and commercial mortgage loans, and investments in tax credit structures. We have various forms of involvement with VIEs, including servicing, holding senior or subordinated interests, and entering into liquidity arrangements and derivative contracts. Involvements with these unconsolidated VIEs are recorded on our balance sheet in debt and equity securities, loans, MSRs, derivative assets and liabilities, other assets, other liabilities, and long-term debt, as appropriate.
Table 10.2 provides a summary of our exposure to unconsolidated VIEs with which we have significant continuing involvement but for which we are not the primary beneficiary.
We include transactions where we were the sponsor or servicer and also have other significant forms of continuing involvement. Sponsorship includes transactions where we solely or materially participated in the initial design or structuring of the VIE or marketed the transaction to investors. We consider investments in securities, loans, guarantees, liquidity agreements, commitments and certain derivatives to be other forms of continuing involvement that may be significant. We also include transactions where we transferred assets to a VIE, account for the transfer as a sale, and service the VIE collateral or have other forms of continuing involvement that may be significant (as described above). We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary in nature or insignificant in size. We also exclude secured borrowing transactions with unconsolidated VIEs (for information on these transactions, see the Transactions with Consolidated VIEs and Secured Borrowings section in this Note).
Table 10.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
March 31, 2020
Residential mortgage loan securitizations:
Conforming (2)	$1,082,170	2,103	8,607	—	(649)	10,061
Other/nonconforming	5,226	120	89	—	—	209
Commercial mortgage loan securitizations	174,761	2,440	1,043	196	(18)	3,661
Tax credit structures	39,499	12,841	—	—	(4,201)	8,640
Other asset-based finance structures	1,314	190	—	71	(8)	253
Other	1,118	41	—	—	—	41
Total	$1,304,088	17,735	9,739	267	(4,876)	22,865
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$1,582	8,607	—	973	11,162
Other/nonconforming		120	89	—	—	209
Commercial mortgage loan securitizations		2,440	1,043	196	11,776	15,455
Tax credit structures		12,841	—	—	1,684	14,525
Other asset-based finance structures		190	—	76	79	345
Other		41	—	—	157	198
Total		$17,214	9,739	272	14,669	41,894

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
December 31, 2019
Residential mortgage loan securitizations:
Conforming (2)	$1,098,103	1,528	11,931	—	(683)	12,776
Other/nonconforming	5,178	6	152	—	—	158
Commercial mortgage loan securitizations	169,736	2,239	1,069	80	(43)	3,345
Tax credit structures	39,091	12,826	—	—	(4,260)	8,566
Other asset-based finance structures	1,355	157	—	61	(20)	198
Other	1,167	51	—	—	—	51
Total	$1,314,630	16,807	13,152	141	(5,006)	25,094
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$972	11,931	—	937	13,840
Other/nonconforming		6	152	—	—	158
Commercial mortgage loan securitizations		2,239	1,069	80	11,667	15,055
Tax credit structures		12,826	—	—	1,701	14,527
Other asset-based finance structures		157	—	63	91	311
Other		51	—	—	157	208
Total		$16,251	13,152	143	14,553	44,099

(1)
Includes total equity interests of $11.3 billion and $11.4 billion at March 31, 2020, and December 31, 2019, respectively. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Carrying values include assets and related liabilities of $521 million and $556 million at March 31, 2020, and December 31, 2019, respectively, related to certain unexercised unconditional repurchase options. These amounts represent the carrying value of the loans and associated debt that would be payable if the option was exercised to repurchase eligible loans from GNMA loan securitizations. These amounts are excluded from maximum exposure to loss as we are not obligated to exercise the options.

Note 10: Securitizations and Variable Interest Entities (continued)

In Table 10.2, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this disclosure is not an indication of expected loss.
For complete descriptions of our transactions with unconsolidated VIEs with which we have a significant continuing involvement, but we are not the primary beneficiary, see Note 10 (Securitizations and Variable Interest Entities) in our 2019 Form 10-K.

Loan Sales and Securitization Activity
We periodically transfer consumer and commercial loans and other types of financial assets in securitization and whole loan sale transactions. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in the transferred financial assets. We may also provide liquidity to investors in the beneficial interests and credit enhancements. Through these transfers we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers.
Table 10.3 presents information about transfers during the period of assets to unconsolidated VIEs or third-party investors for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we recorded servicing assets, securities, and a liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and securities are initially predominantly classified as Level 2.
Sales with continuing involvement include securitizations of conforming residential mortgages that are sold to the GSEs or GNMA. Substantially all transfers to these entities resulted in no gain or loss because the loans were already measured at fair value on a recurring basis.
Table 10.3: Transfers With Continuing Involvement

	Quarter ended March 31,
(in millions)		2020		2019
	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Net gains (losses) on sale	$52	69	14	47
Asset balances sold	47,857	2,728	34,103	2,702
Servicing rights recognized	446	34	320	26
Securities recognized	2,313	62	912	—
Liability for repurchase losses recognized	3	—	3	—

Table 10.4 presents the key weighted-average assumptions we used to measure residential MSRs at the date of securitization.

Table 10.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2020	2019
Quarter ended March 31,
Prepayment speed (1)	12.7%	13.5
Discount rate	6.5	8.1
Cost to service ($ per loan) (2)	$91	94

(1)
The prepayment speed assumption for residential MSRs includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.

(2)	Includes costs to service and unreimbursed foreclosure costs, which can vary period to period due to changes in model assumptions and the mix of modified government-guaranteed loans sold to GNMA.

Table 10.5 presents the proceeds related to transfers accounted for as sales in which we have continuing involvement with the transferred financial assets, as well as current period cash flows from continuing involvement with previous transfers accounted for as sales. Cash flows from other interests held predominantly include principal and interest payments received on retained bonds. Repurchases of assets represents cash paid to repurchase loans from investors under representation and warranty obligations or in connection with the exercise of cleanup calls on securitizations. Loss reimbursements is cash paid to reimburse investors for losses on individual loans that are already liquidated. Government insured loans are delinquent loans that we service and have exercised our option to purchase out of GNMA pools. These loans are insured by the FHA or guaranteed by the VA.

Table 10.5: Cash Inflows (Outflows) From Sales and Securitization Activity

	Mortgage loans
(in millions)	2020	2019
Quarter ended March 31,
Proceeds from securitizations and whole loan sales	$50,229	36,507
Fees from servicing rights retained	756	780
Cash flows from other interests held	167	111
Repurchases of assets/loss reimbursements:
Non-agency securitizations and whole loan transactions	—	—
Government insured loans	(1,440)	(1,942)
Agency securitizations	(26)	(17)
Servicing advances, net of recoveries (1)	33	39

(1)	Cash flows from servicing advances includes principal and interest payments to investors required by servicing agreements.

Retained Interests from Unconsolidated VIEs
Table 10.6 provides key economic assumptions and the sensitivity of the current fair value of residential MSRs and other interests held related to unconsolidated VIEs to immediate adverse changes in those assumptions. Amounts for residential MSRs include purchased servicing rights as well as servicing rights resulting from the transfer of loans. See Note 16 (Fair Values of Assets and Liabilities) for additional information on key economic assumptions for residential MSRs. “Other interests held” were obtained when we securitized residential and commercial mortgage loans. Residential mortgage-backed securities retained in securitizations issued through GSEs or GNMA, are excluded from the table because these securities have a remote risk of credit loss due to the GSE or government guarantee. These securities also have economic characteristics similar to GSE or GNMA mortgage-backed securities that we purchase, which are not included in the table. Subordinated interests include only those bonds whose credit rating was below AAA by a major rating agency at issuance. Senior interests include only those bonds whose credit rating was AAA by a major rating agency at issuance. The information presented excludes trading positions held in inventory.
Table 10.6: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights	Commercial
($ in millions, except cost to service amounts)		Subordinated bonds	Senior bonds
Fair value of interests held at March 31, 2020	$8,126	924	326
Expected weighted-average life (in years)	4.3	7.1	5.6
Key economic assumptions:
Prepayment speed assumption	15.7%
Decrease in fair value from:
10% adverse change	$475
25% adverse change	1,105
Discount rate assumption	7.1%	5.4	3.5
Decrease in fair value from:
100 basis point increase	$293	54	16
200 basis point increase	563	103	30
Cost to service assumption ($ per loan)	112
Decrease in fair value from:
10% adverse change	234
25% adverse change	585
Credit loss assumption		3.7%	—
Decrease in fair value from:
10% higher losses		$28	—
25% higher losses		31	—
Fair value of interests held at December 31, 2019	$11,517	909	352
Expected weighted-average life (in years)	5.3	7.3	5.5
Key economic assumptions:
Prepayment speed assumption	11.9%
Decrease in fair value from:
10% adverse change	$537
25% adverse change	1,261
Discount rate assumption	7.2%	4.0	2.9
Decrease in fair value from:
100 basis point increase	$464	53	16
200 basis point increase	889	103	32
Cost to service assumption ($ per loan)	102
Decrease in fair value from:
10% adverse change	253
25% adverse change	632
Credit loss assumption		3.1%	—
Decrease in fair value from:
10% higher losses		$1	—
25% higher losses		4	—

Note 10: Securitizations and Variable Interest Entities (continued)

In addition to residential MSRs included in the previous table, we have a small portfolio of commercial MSRs which are carried at lower of cost or market value (LOCOM) with a fair value of $1.5 billion and $1.9 billion at March 31, 2020, and December 31, 2019, respectively. Prepayment assumptions do not significantly impact values of commercial MSRs and commercial mortgage bonds as commercial loans generally include contractual restrictions on prepayment. Servicing costs are not a driver of our MSR value as we are typically primary or master servicer; the higher costs of servicing delinquent and foreclosed loans is generally born by the special servicer. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value to an immediate adverse 25% change in the assumption about interest earned on deposit balances at March 31, 2020, and December 31, 2019, results in a decrease in fair value of $146 million and $205 million, respectively. See Note 11 (Mortgage Banking Activities) for further information on our commercial MSRs.
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

Off-Balance Sheet Loans
Table 10.7 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (including servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 10.7: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended Mar 31,
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	2020	2019
Commercial:
Real estate mortgage	$113,196	112,507	679	776	71	79
Total commercial	113,196	112,507	679	776	71	79
Consumer:
Real estate 1-4 family first mortgage	986,570	1,008,446	6,326	6,664	31	67
Real estate 1-4 family junior lien mortgage	12	13	2	2	—	—
Total consumer	986,582	1,008,459	6,328	6,666	31	67
Total off-balance sheet sold or securitized loans (3)	$1,099,778	1,120,966	7,007	7,442	102	146

(1)	Includes $365 million and $492 million of commercial foreclosed assets and $354 million and $356 million of consumer foreclosed assets at March 31, 2020, and December 31, 2019, respectively.

(2)	Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

(3)
At March 31, 2020, and December 31, 2019, the table includes total loans of $1.0 trillion at both dates, delinquent loans of $5.2 billion at both dates, and foreclosed assets of $259 million and $251 million, respectively, for FNMA, FHLMC and GNMA.

Transactions with Consolidated VIEs and Secured Borrowings
Table 10.8 presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. Carrying values of “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the remaining notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.
Table 10.8: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
March 31, 2020
Secured borrowings:
Residential mortgage securitizations	$77	77	(76)	—	1
Total secured borrowings	77	77	(76)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	7,760	7,755	(226)	(11)	7,518
Nonconforming residential mortgage loan securitizations	679	567	(236)	—	331
Commercial real estate loans	5,022	5,022	—	—	5,022
Municipal tender option bond securitizations	500	505	(502)	—	3
Other	247	247	(10)	(22)	215
Total consolidated VIEs	14,208	14,096	(974)	(33)	13,089
Total secured borrowings and consolidated VIEs	$14,285	14,173	(1,050)	(33)	13,090
December 31, 2019
Secured borrowings:
Residential mortgage securitizations	$81	80	(79)	—	1
Total secured borrowings	81	80	(79)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	8,054	8,042	(529)	(16)	7,497
Nonconforming residential mortgage loan securitizations	935	809	(290)	—	519
Commercial real estate loans	4,836	4,836	—	—	4,836
Municipal tender option bond securitizations	401	402	(401)	—	1
Other	279	279	(6)	(27)	246
Total consolidated VIEs	14,505	14,368	(1,226)	(43)	13,099
Total secured borrowings and consolidated VIEs	$14,586	14,448	(1,305)	(43)	13,100

We have raised financing through the securitization of certain financial assets in transactions with VIEs accounted for as secured borrowings. We also consolidate VIEs where we are the primary beneficiary. In certain transactions, we provide contractual support in the form of limited recourse and liquidity to facilitate the remarketing of short-term securities issued to third-party investors. Other than this limited contractual support, the assets of the VIEs are the sole source of repayment of the securities held by third parties.
For complete descriptions of our accounting for transfers accounted for as secured borrowings and involvement with consolidated VIEs, see Note 10 (Securitizations and Variable Interest Entities) in our 2019 Form 10-K.

Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $686 million and $2.1 billion at March 31, 2020, and December 31, 2019, respectively. During first quarter 2020, we liquidated certain of our trust preferred security VIEs. As part of these liquidations, the preferred securities issued by the trusts were canceled and junior subordinated debentures with a total carrying value of $1.4 billion were distributed to the preferred security holders. Prior to the liquidations, we held $10 million of these preferred securities, which were exchanged for junior subordinated debentures upon liquidation and subsequently retired with no impact to earnings. See Note 17 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was $11 million and $10 million in first quarter 2020 and 2019, respectively.

Note 11: Mortgage Banking Activities (continued)

Note 11: Mortgage Banking Activities

Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and the fair value method to residential MSRs. Table 11.1 presents the changes in MSRs measured using the fair value method.
Table 11.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2020	2019
Fair value, beginning of period	$11,517	14,649
Servicing from securitizations or asset transfers (1)	461	341
Sales and other (2)	(31)	(281)
Net additions	430	60
Changes in fair value:
Due to changes in valuation model inputs or assumptions:
Mortgage interest rates (3)	(3,022)	(940)
Servicing and foreclosure costs (4)	(73)	12
Discount rates (5)	27	100
Prepayment estimates and other (6)	(189)	(63)
Net changes in valuation model inputs or assumptions	(3,257)	(891)
Changes due to collection/realization of expected cash flows over time (7)	(564)	(482)
Total changes in fair value	(3,821)	(1,373)
Fair value, end of period	$8,126	13,336

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

(7)	Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.

Table 11.2 presents the changes in amortized MSRs.
Table 11.2: Analysis of Changes in Amortized MSRs

	Quarter ended March 31,
(in millions)	2020	2019
Balance, beginning of period	$1,430	1,443
Purchases	8	24
Servicing from securitizations or asset transfers	34	26
Amortization	(66)	(66)
Balance, end of period (1)	$1,406	1,427
Fair value of amortized MSRs:
Beginning of period	$1,872	2,288
End of period	1,490	2,149

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

Table 11.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2020	Dec 31, 2019
Residential mortgage servicing:
Serviced and subserviced for others	$1,041	1,065
Owned loans serviced	341	343
Total residential servicing	1,382	1,408
Commercial mortgage servicing:
Serviced and subserviced for others	573	575
Owned loans serviced	124	124
Total commercial servicing	697	699
Total managed servicing portfolio	$2,079	2,107
Total serviced for others, excluding subserviced for others	$1,602	1,629
Ratio of MSRs to related loans serviced for others	0.60%	0.79

Table 11.4 presents the components of mortgage banking noninterest income.
Table 11.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2020	2019
Servicing income, net:
Servicing fees:
Contractually specified servicing fees		$808	840
Late charges		27	33
Ancillary fees		30	38
Unreimbursed direct servicing costs (1)		(107)	(70)
Net servicing fees		758	841
Changes in fair value of MSRs carried at fair value:
Due to changes in valuation model inputs or assumptions (2)	(A)	(3,257)	(891)
Changes due to collection/realization of expected cash flows over time (3)		(564)	(482)
Total changes in fair value of MSRs carried at fair value		(3,821)	(1,373)
Amortization		(66)	(66)
Net derivative gains from economic hedges (4)	(B)	3,400	962
Total servicing income, net		271	364
Net gains on mortgage loan origination/sales activities (5)		108	344
Total mortgage banking noninterest income		$379	708
Market-related valuation changes to MSRs, net of hedge results (2)(4)	(A)+(B)	$143	71

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Refer to the analysis of changes in fair value MSRs presented in Table 11.1 in this Note for more detail.

(3)	Represents the reduction in in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.

(4)	Represents results from economic hedges used to hedge the risk of changes in fair value of MSRs. See Note 15 (Derivatives) for additional discussion and detail.

(5)
Includes net losses of $(929) million and $(151) million in first quarter 2020 and 2019, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Note 12: Intangible Assets (continued)

Note 12: Intangible Assets
Table 12.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 12.1: Intangible Assets

	March 31, 2020			December 31, 2019
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,465	(3,059)	1,406	4,422	(2,992)	1,430
Customer relationship and other intangibles	879	(480)	399	947	(524)	423
Total amortized intangible assets	$5,344	(3,539)	1,805	5,369	(3,516)	1,853
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$8,126			11,517
Goodwill	26,381			26,390
Trademark	14			14

(1)	Balances are excluded commencing in the period following full amortization.

(2)	See Note 11 (Mortgage Banking Activities) for additional information on MSRs.

Table 12.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2020. Future amortization expense may vary from these projections.
Table 12.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Three months ended March 31, 2020 (actual)	$67	24	91
Estimate for the remainder of 2020	$202	71	273
Estimate for year ended December 31,
2021	235	81	316
2022	210	68	278
2023	181	59	240
2024	156	48	204
2025	130	39	169

Table 12.3 shows the allocation of goodwill to our reportable operating segments. We assess goodwill for impairment at a reporting unit level, which is generally one level below the operating segments.
Table 12.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2018	$16,685	8,450	1,283	26,418
Foreign currency translation	—	2	—	2
March 31, 2019	$16,685	8,452	1,283	26,420
December 31, 2019	$16,685	8,429	1,276	26,390
Foreign currency translation	—	(9)	—	(9)
March 31, 2020	$16,685	8,420	1,276	26,381

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, and other types of similar arrangements. For complete descriptions of our guarantees, see Note 16 (Guarantees, Pledged Assets and Collateral, and Other Commitments) in our 2019 Form 10-K. Table 13.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
March 31, 2020
Standby letters of credit	$83	12,016	3,839	2,756	429	19,040	7,183
Direct pay letters of credit	—	1,674	3,955	836	40	6,505	1,321
Written options (1)	690	18,799	10,315	2,387	327	31,828	24,176
Loans and MLHFS sold with recourse (2)	28	111	712	1,333	10,039	12,195	10,000
Exchange and clearing house guarantees	—	—	—	—	5,054	5,054	—
Other guarantees and indemnifications (3)	1	610	3	1	450	1,064	559
Total guarantees	$802	33,210	18,824	7,313	16,339	75,686	43,239
December 31, 2019
Standby letters of credit	$36	11,569	4,460	2,812	467	19,308	7,104
Direct pay letters of credit	—	1,861	3,815	824	105	6,605	1,184
Written options (1)	(345)	17,088	10,869	2,341	273	30,571	18,113
Loans and MLHFS sold with recourse (2)	52	114	576	1,356	10,050	12,096	9,835
Exchange and clearing house guarantees	—	—	—	—	4,817	4,817	—
Other guarantees and indemnifications (3)	1	785	1	3	809	1,598	698
Total guarantees	$(256)	31,417	19,721	7,336	16,521	74,995	36,934

(1)
Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 15 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.

(2)	Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.

(3)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $27 million and $80 million with related collateral of $389 million and $696 million at March 31, 2020, and December 31, 2019, respectively.

“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in Table 13.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value is more representative of our exposure to loss than maximum exposure to loss. The carrying value represents the fair value of the guarantee, if any, and also includes an ACL for guarantees, if applicable.
Non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. Credit quality indicators we usually consider in evaluating risk of payments or performance are described in Note 6 (Loans and Related Allowance for Credit Losses).
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These guaranteed liabilities were $2.1 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Pledged Assets
Table 13.2 provides the carrying amount of on-balance sheet pledged assets and the fair value of other pledged collateral. Other pledged collateral is collateral we have received from third parties, have the right to repledge and is not recognized on our balance sheet.

TRADING RELATED ACTIVITY Our trading businesses may pledge debt and equity securities in connection with securities sold under agreements to repurchase (repurchase agreements) and securities lending arrangements. The collateral that we pledge related to our trading activities may include our own collateral as well as collateral that we have received from third parties and have the right to repledge. Substantially all of the trading activity pledged collateral is eligible to be repledged or sold by the secured party.

NON-TRADING RELATED ACTIVITY As part of our liquidity management strategy, we may pledge loans, debt securities, and other assets to secure trust and public deposits, borrowings and letters of credit from the Federal Home Loan Bank (FHLB) and FRB and for other purposes as required or permitted by law or insurance statutory requirements. Substantially all of the non-trading activity pledged collateral is not eligible to be repledged or sold by the secured party.

VIE RELATED We pledge assets in connection with various types of transactions entered into with VIEs. These pledged assets can only be used to settle the liabilities of those entities. We also have loans recorded on our balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 10 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets and VIEs accounted for as secured borrowings.
Table 13.2: Pledged Assets (1)

(in millions)	Mar 31, 2020	Dec 31, 2019
Related to trading activities:
Repledged third-party owned debt and equity securities	$61,479	60,083
Trading debt securities and other	39,828	51,083
Equity securities	1,122	1,379
Total pledged assets related to trading activities	102,429	112,545
Related to non-trading activities:
Loans	400,111	406,106
Debt securities:
Available-for-sale	59,116	61,126
Held-to-maturity	3,884	3,685
Mortgage loans held for sale	1,877	2,266
Total pledged assets related to non-trading activities	464,988	473,183
Related to VIEs:
Consolidated VIE assets	14,096	14,368
VIEs accounted for as secured borrowings	77	80
Loans eligible for repurchase from GNMA securitizations	533	568
Total pledged assets related to VIEs	14,706	15,016
Total pledged assets	$582,123	600,744

(1)	Prior period amounts have been revised to conform with the current period presentation.

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
Table 13.3: Offsetting – Securities Financing Activities

(in millions)	Mar 31, 2020	Dec 31, 2019
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$128,844	140,773
Gross amounts offset in consolidated balance sheet (1)	(22,762)	(19,180)
Net amounts in consolidated balance sheet (2)	106,082	121,593
Collateral not recognized in consolidated balance sheet (3)	(105,136)	(120,786)
Net amount (4)	$946	807
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized (5)	$101,516	111,038
Gross amounts offset in consolidated balance sheet (1)	(22,762)	(19,180)
Net amounts in consolidated balance sheet (6)	78,754	91,858
Collateral pledged but not netted in consolidated balance sheet (7)	(78,412)	(91,709)
Net amount (8)	$342	149

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
Includes $86.4 billion and $102.1 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at March 31, 2020, and December 31, 2019, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $19.7 billion and $19.5 billion, at March 31, 2020, and December 31, 2019, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At March 31, 2020, and December 31, 2019, we have received total collateral with a fair value of $138.7 billion and $150.9 billion, respectively, all of which, we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $61.1 billion at March 31, 2020, and $59.1 billion at December 31, 2019.

(4)	Represents the amount of our exposure that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	For additional information on underlying collateral and contractual maturities, see the “Repurchase and Securities Lending Agreements” section in this Note.

(6)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(7)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At March 31, 2020, and December 31, 2019, we have pledged total collateral with a fair value of $103.4 billion and $113.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.

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

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 13.4: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2020	Dec 31, 2019
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$50,787	48,161
Securities of U.S. States and political subdivisions	89	104
Federal agency mortgage-backed securities	32,027	44,737
Non-agency mortgage-backed securities	1,263	1,818
Corporate debt securities	10,048	7,126
Asset-backed securities	1,460	1,844
Equity securities	721	1,674
Other	514	705
Total repurchases	96,909	106,169
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	134	163
Corporate debt securities	364	223
Equity securities (1)	4,100	4,481
Other	9	2
Total securities lending	4,607	4,869
Total repurchases and securities lending	$101,516	111,038

(1)
Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.

Table 13.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 13.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2020
Repurchase agreements	$75,413	7,681	10,680	3,135	96,909
Securities lending arrangements	4,392	65	150	—	4,607
Total repurchases and securities lending (1)	$79,805	7,746	10,830	3,135	101,516
December 31, 2019
Repurchase agreements	$79,793	17,681	4,825	3,870	106,169
Securities lending arrangements	4,724	—	145	—	4,869
Total repurchases and securities lending (1)	$84,517	17,681	4,970	3,870	111,038

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of March 31, 2020, and December 31, 2019, we had commitments to purchase debt securities of $89 million and $18 million, respectively, and commitments to purchase equity securities of $2.7 billion as of both periods.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Other guarantees and indemnifications in
Table 13.1.

Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $10.8 billion and $7.5 billion as of March 31, 2020, and December 31, 2019, respectively.
Given the nature of these commitments, they are excluded from Table 6.4 (Unfunded Credit Commitments) in Note 6 (Loans and Related Allowance for Credit Losses).

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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks, violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases that make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings. On March 18, 2020, the Company reached a settlement in principle pursuant to which the Company will pay $20.8 million to resolve the cases, subject to final documentation of the settlement agreement.
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $547 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court granted final approval of the settlement on November 21, 2019. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action lawsuit in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but plaintiffs filed an amended complaint in November 2018. The parties to the state court action have entered into an agreement to resolve the action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The state court granted final approval of the settlement on January 15, 2020, and a notice of appeal has been filed. These and other issues related to the origination, servicing, and collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into

Note 14: Legal Actions (continued)

whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts.
CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT/PAYMENT PROTECTION PROGRAM Plaintiffs have filed putative class actions in state and federal court in Texas, California, and Colorado against the Company. The actions seek damages and injunctive relief related to the Company’s offering of Paycheck Protection Program (PPP) loans under the Coronavirus Aid, Relief, and Economic Security Act. The Company has also received formal and informal inquiries from federal and state governmental agencies regarding its offering of PPP loans.
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
FOREIGN EXCHANGE BUSINESS The United States Department of Justice (Department of Justice) is investigating certain activities in the Company’s foreign exchange business, including whether customers may have received pricing inconsistent with commitments made to those customers. Previous investigations by other federal government agencies have been resolved.
INTERCHANGE LITIGATION Plaintiffs representing a putative class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A., and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the money damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Several of the opt-out and direct action litigations have been settled while others remain pending. Discovery is proceeding in the opt-out litigations and the equitable relief class case.
LOW INCOME HOUSING TAX CREDITS Federal government agencies have undertaken formal or informal inquiries or investigations regarding the manner in which the Company purchased, and negotiated the purchase of, certain federal low income housing tax credits in connection with the financing of low income housing developments.
MOBILE DEPOSIT PATENT LITIGATION  The Company is a defendant in two separate cases brought by United Services Automobile Association (USAA) in the United States District Court for the Eastern District of Texas alleging claims of patent infringement regarding mobile deposit capture technology patents held by USAA. Trial in the first case commenced on October 30, 2019, and resulted in a $200 million verdict against the Company. Trial in the second case commenced on January 6, 2020, and resulted in a $102.7 million verdict against the Company. The Company has filed post-trial motions to, among other things, vacate the verdicts, and USAA has filed post-trial motions seeking future royalty payments and damages for willful infringement.
MORTGAGE LOAN MODIFICATION LITIGATION Plaintiffs representing a putative class of mortgage borrowers have filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., Ryder v. Wells Fargo, Liguori v. Wells Fargo, and Dore v. Wells Fargo, against Wells Fargo Bank, N.A., in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, the United States District Court for the Southern District of Ohio, the United States District Court for the Southern District of New York, and the United States District Court for the Western District of Pennsylvania, respectively. Plaintiffs allege that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. The district court in the Hernandez case certified a nationwide breach of contract class for foreclosed borrowers and denied certification on claims pertaining to other impacted borrowers. In March 2020, the Company entered into an agreement pursuant to which the Company will pay $18.5 million to resolve the claims of the certified class in the Hernandez case.
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
NOMURA/NATIXIS MORTGAGE-RELATED LITIGATION In August 2014 and August 2015, Nomura Credit & Capital Inc. (Nomura) and Natixis Real Estate Holdings, LLC (Natixis) filed a total of seven third-party complaints against Wells Fargo Bank, N.A., in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo failed to perform default oversight duties. Wells Fargo has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo notice of their representation and warranty breaches.
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
ORDER OF POSTING LITIGATION  Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A., and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low” order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (MDL proceedings) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration in October 2016, and Wells Fargo appealed this decision to the United States Court of Appeals for the Eleventh Circuit. In May 2018, the Eleventh Circuit ruled in Wells Fargo’s favor and found that Wells Fargo had not waived its arbitration rights and remanded the case to the district court for further proceedings. On September 26, 2019, the district court entered an order granting Wells Fargo’s motion and dismissed the claims of unnamed class members in favor of arbitration. Plaintiffs appealed this decision to the United States Court of Appeals for the Eleventh Circuit.
RETAIL SALES PRACTICES MATTERS A number of bodies or entities, including (a) federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission (SEC), and the United States Department of Labor, (b) state attorneys general, including the New York Attorney General, and (c) Congressional committees, have undertaken formal or informal inquiries, investigations, or examinations arising out of certain retail sales practices of the Company that were the subject of settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from a number of the foregoing. In October 2018, the Company entered into an agreement to resolve the New York Attorney General’s investigation pursuant to which the Company paid $65 million to the State of New York. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million. On February 21, 2020, the Company entered into an agreement with the Department of Justice to resolve the Department of Justice’s criminal investigation into the Company’s retail sales practices, as well as a separate agreement to resolve the Department of Justice’s civil investigation. As part of the Department of Justice criminal settlement, no charges will be filed against the Company provided the Company abides by all the terms of the agreement. The Department of Justice criminal settlement also includes the Company’s agreement that the facts set forth in the settlement document constitute sufficient facts for the finding of criminal violations of statutes regarding bank records and personal information. On February 21, 2020, the Company also entered into an order to resolve the SEC’s investigation arising out of the Company’s retail sales practices. The SEC order contains a finding, to which the Company consented, that the facts set forth include violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. As part of the resolution of the Department of Justice and SEC investigations, the Company has agreed to make payments totaling $3.0 billion. In addition, as part of the settlements and included in the $3.0 billion amount, the Company has agreed to the creation of a $500 million Fair Fund for the benefit of investors who were harmed by the conduct covered in the SEC settlement.
In addition, a number of lawsuits have been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs, purporting to represent consumers who allege that they received

Note 14: Legal Actions (continued)

products or services without their authorization or consent, have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. In April 2017, the Company entered into a settlement agreement in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., pursuant to which the Company will pay $142 million to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. The district court issued an order granting final approval of the settlement on June 14, 2018. Several appeals of the district court’s order granting final approval of the settlement have been filed with the United States Court of Appeals for the Ninth Circuit. Second, Wells Fargo shareholders brought a consolidated securities fraud class action in the United States District Court for the Northern District of California alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company entered into a settlement agreement to resolve this matter pursuant to which the Company paid $480 million. The district court issued an order granting final approval of the settlement on December 20, 2018. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims against, among others, current and former directors and officers for their alleged involvement with and failure to detect and prevent sales practices issues. These actions are currently pending in the United States District Court for the Northern District of California and California state court as coordinated proceedings. An additional lawsuit, which asserts similar claims and is pending in Delaware state court, has been stayed. The parties have entered into settlement agreements to resolve the shareholder derivative lawsuits pursuant to which insurance carriers will pay the Company approximately $240 million for alleged damage to the Company, and the Company will pay plaintiffs’ attorneys’ fees. The federal court granted final approval of the settlement for its action on April 7, 2020. The state court granted final approval of the settlement for its action on January 15, 2020, and a notice of appeal has been filed. Fourth, multiple employment litigation matters are pending against Wells Fargo, including (a) a purported Employee Retirement Income Security Act (ERISA) class action in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants; this action has been dismissed and is now on appeal; and (b) multiple single-plaintiff Sarbanes-Oxley Act complaints and state law whistleblower actions filed with the United States Department of Labor or in various state courts alleging adverse employment actions for raising sales practice misconduct issues.
RMBS TRUSTEE LITIGATION In November 2014, a group of institutional investors (Institutional Investor Plaintiffs), including funds affiliated with BlackRock, Inc., filed a putative class action in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts (Federal Court Complaint). Similar complaints have been filed against other trustees in various courts, including in the Southern District of New York, in New York state court, and in other states, by RMBS investors. The Federal Court Complaint alleged that Wells Fargo Bank, N.A., as trustee, caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Plaintiffs sought money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In December 2014 and December 2015, certain other investors filed additional complaints alleging similar claims against Wells Fargo Bank, N.A., in the Southern District of New York (Related Federal Cases). In January 2016, the Southern District of New York entered an order in connection with the Federal Court Complaint dismissing claims related to certain of the trusts at issue (Dismissed Trusts). The Company’s subsequent motion to dismiss the Federal Court Complaint and the complaints for the Related Federal Cases was granted in part and denied in part in March 2017. In May 2017, the Company filed third-party complaints against certain investment advisors affiliated with the Institutional Investor Plaintiffs seeking contribution with respect to claims alleged in the Federal Court Complaint (Third-Party Claims).
In December 2016, the Institutional Investor Plaintiffs filed a new putative class action complaint in New York state court in respect of 261 RMBS trusts, including the Dismissed Trusts, for which Wells Fargo Bank, N.A., serves or served as trustee (State Court Action). A complaint raising similar allegations to those in the Federal Court Complaint was filed in May 2016 in New York state court by IKB International and IKB Deutsche Industriebank (IKB Action).
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
SEMINOLE TRIBE TRUSTEE LITIGATION The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In December 2016, the Company filed a motion to dismiss the amended complaint on the grounds that the Tribe is a necessary party and that the individual beneficiaries lack standing to bring claims. The motion was denied in June 2018. The case is pending trial.
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

OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.5 billion as of March 31, 2020. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 15: Derivatives (continued)

Note 15: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting, and derivatives held for customer accommodation trading or other purposes. For more information on our derivative activities, see Note 18 (Derivatives) in our 2019 Form 10-K.

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
Table 15.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2020			December 31, 2019
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$187,167	3,715	2,199	182,789	2,595	1,237
Foreign exchange contracts	31,800	231	1,812	32,386	341	1,170
Total derivatives designated as qualifying hedging instruments		3,946	4,011		2,936	2,407
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	358,717	2,732	1,766	235,810	207	160
Equity contracts	16,614	1,969	106	19,263	1,126	224
Foreign exchange contracts	46,486	1,332	233	26,595	118	286
Credit contracts – protection purchased	499	34	—	1,400	27	—
Subtotal		6,067	2,105		1,478	670
Customer accommodation trading and other derivatives:
Interest rate contracts	12,578,353	52,162	43,587	11,117,542	21,245	17,969
Commodity contracts	85,629	2,316	6,838	79,737	1,421	1,770
Equity contracts	316,754	11,181	10,248	272,145	7,410	10,240
Foreign exchange contracts	343,627	7,128	7,979	364,469	4,755	4,791
Credit contracts – protection sold	15,035	13	78	12,215	12	65
Credit contracts – protection purchased	25,144	106	15	24,030	69	18
Subtotal		72,906	68,745		34,912	34,853
Total derivatives not designated as hedging instruments		78,973	70,850		36,390	35,523
Total derivatives before netting		82,919	74,861		39,326	37,930
Netting		(57,896)	(59,243)		(25,123)	(28,851)
Total		$25,023	15,618		14,203	9,079

Table 15.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $73.1 billion and $69.2 billion of gross derivative assets and liabilities, respectively, at March 31, 2020, and $33.7 billion and $33.5 billion, respectively, at December 31, 2019, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The majority of these amounts are interest rate contracts executed in over-the-counter (OTC) markets. The remaining gross derivative assets and liabilities of $9.8 billion and $5.7 billion, respectively, at March 31, 2020, and $5.6 billion and $4.4 billion, respectively, at December 31, 2019, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $4.4 billion and $6.4 billion, respectively, at March 31, 2020, and $6.3 billion and $1.4 billion, respectively, at December 31, 2019.
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
The “Net amounts” column within Table 15.2 represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in OTC markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. Other derivative contracts that are settled through a central clearing organization whether OTC or exchange-traded, are excluded from that percentage. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments).

Note 15: Derivatives (continued)

Table 15.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
March 31, 2020
Derivative assets
Interest rate contracts	$58,609	(39,677)	18,932	(1,302)	17,630	87%
Commodity contracts	2,316	(1,534)	782	(3)	779	62
Equity contracts	13,150	(9,929)	3,221	(802)	2,419	66
Foreign exchange contracts	8,691	(6,660)	2,031	(107)	1,924	100
Credit contracts – protection sold	13	(13)	—	—	—	44
Credit contracts – protection purchased	140	(83)	57	(3)	54	85
Total derivative assets	$82,919	(57,896)	25,023	(2,217)	22,806
Derivative liabilities
Interest rate contracts	$47,552	(42,276)	5,276	(995)	4,281	87%
Commodity contracts	6,838	(1,689)	5,149	(2)	5,147	90
Equity contracts	10,354	(7,546)	2,808	(164)	2,644	56
Foreign exchange contracts	10,024	(7,661)	2,363	(99)	2,264	100
Credit contracts – protection sold	78	(68)	10	—	10	87
Credit contracts – protection purchased	15	(3)	12	—	12	69
Total derivative liabilities	$74,861	(59,243)	15,618	(1,260)	14,358
December 31, 2019
Derivative assets
Interest rate contracts	$24,047	(14,878)	9,169	(445)	8,724	95%
Commodity contracts	1,421	(888)	533	(2)	531	80
Equity contracts	8,536	(5,570)	2,966	(69)	2,897	65
Foreign exchange contracts	5,214	(3,722)	1,492	(22)	1,470	100
Credit contracts – protection sold	12	(9)	3	—	3	84
Credit contracts – protection purchased	96	(56)	40	(1)	39	97
Total derivative assets	$39,326	(25,123)	14,203	(539)	13,664
Derivative liabilities
Interest rate contracts	$19,366	(16,595)	2,771	(545)	2,226	94%
Commodity contracts	1,770	(677)	1,093	(2)	1,091	82
Equity contracts	10,464	(6,647)	3,817	(319)	3,498	81
Foreign exchange contracts	6,247	(4,866)	1,381	(169)	1,212	100
Credit contracts – protection sold	65	(60)	5	(3)	2	98
Credit contracts – protection purchased	18	(6)	12	—	12	93
Total derivative liabilities	$37,930	(28,851)	9,079	(1,038)	8,041

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $877 million and $231 million and debit valuation adjustments related to derivative liabilities were $280 million and $100 million at March 31, 2020, and December 31, 2019, respectively. Cash collateral totaled $9.8 billion and $11.7 billion, netted against derivative assets and liabilities, respectively, at March 31, 2020, and $2.9 billion and $6.8 billion, respectively, at December 31, 2019.

Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. We also use interest rate swaps to hedge against changes in fair value for certain mortgage loans held for sale. For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. See Note 26 (Other Comprehensive Income) for the amounts recognized in other comprehensive income.
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans and paid on certain floating-rate debt due to changes in the contractually specified interest rate. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $218 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2020, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of March 31, 2020, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For more information on our accounting hedges, see Note 1 (Summary of Significant

Accounting Policies) and Note 18 (Derivatives) in our 2019 Form 10-K.
Table 15.3 and Table 15.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 15.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income				Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Mortgage loans held for sale	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,472	197	(1,742)	(1,240)	372	N/A	182

Interest contracts:
Amounts related to interest settlements on derivatives	(46)	—	70	174	—	198
Recognized on derivatives	(1,871)	(50)	530	9,775	—	8,384	—
Recognized on hedged items	1,856	50	(511)	(9,426)	—	(8,031)
Total gains (losses) (pre-tax) on interest rate contracts	(61)	—	89	523	—	551	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	6	—	—	(85)	—	(79)
Recognized on derivatives	(1)	—	—	107	(785)	(679)	144
Recognized on hedged items	2	—	—	(174)	764	592
Total gains (losses) (pre-tax) on foreign exchange contracts	7	—	—	(152)	(21)	(166)	144
Total gains (losses) (pre-tax) recognized on fair value hedges	$(54)	—	89	371	(21)	385	144

Quarter ended March 31, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,941	152	(2,026)	(1,927)	574	N/A	44

Interest contracts:
Amounts related to interest settlements on derivatives	16	—	(23)	(7)	—	(14)
Recognized on derivatives	(814)	(8)	207	1,986	—	1,371	—
Recognized on hedged items	817	7	(190)	(1,947)	—	(1,313)
Total gains (losses) (pre-tax) on interest rate contracts	19	(1)	(6)	32	—	44	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	10	—	—	(142)	—	(132)
Recognized on derivatives	(4)	—	—	292	(402)	(114)	(26)
Recognized on hedged items	5	—	—	(266)	391	130
Total gains (losses) (pre-tax) on foreign exchange contracts	11	—	—	(116)	(11)	(116)	(26)
Total gains (losses) (pre-tax) recognized on fair value hedges	$30	(1)	(6)	(84)	(11)	(72)	(26)

Note 15: Derivatives (continued)

Table 15.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest Income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$10,065	(1,240)	N/A	182
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(56)	—	(56)	56
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(56)	—	(56)	56
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(20)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(2)	(2)	(18)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(56)	(2)	(58)	38
Quarter ended March 31, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,354	(1,927)	N/A	44
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(78)	—	(78)	78
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(78)	—	(78)	78
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(9)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(1)	(1)	(8)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(78)	(1)	(79)	70

Table 15.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 15.5: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
March 31, 2020
Available-for-sale debt securities (5)	$34,959	2,750	9,567	261
Mortgage loans held for sale	514	24	—	—
Deposits	(41,081)	(837)	(35)	2
Long-term debt	(147,069)	(15,325)	(21,214)	131
December 31, 2019
Available-for-sale debt securities (5)	$36,896	1,110	9,486	278
Mortgage loans held for sale	961	(12)	—	—
Deposits	(43,716)	(324)	—	—
Long-term debt	(127,423)	(5,827)	(25,750)	173

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $3.0 billion for debt securities and $(5.0) billion for long-term debt as of March 31, 2020, and $1.2 billion for debt securities and $(5.2) billion for long-term debt as of December 31, 2019.

(3)
The balance includes $649 million and $136 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of March 31, 2020, and $790 million and $109 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2019, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

(4)
Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.

(5)	Carrying amount represents the amortized cost.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedging instruments include economic hedges and derivatives entered into for customer accommodation trading purposes.
We use economic hedge derivatives to manage our exposure to interest rate risk, equity price risk, foreign currency risk, and credit risk. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by mismatches between the changes in fair value of the hedged item and hedging instrument recognized on our fair value accounting hedges.
For more information on economic hedges and other derivatives, see Note 18 (Derivatives) to Financial Statements in our 2019 Form 10-K.
Table 15.6 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 15.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended March 31, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,471	—	—	29	2,500
Equity contracts	—	1,219	—	(28)	1,191
Foreign exchange contracts	—	—	—	627	627
Credit contracts	—	—	—	16	16
Subtotal (2)	2,471	1,219	—	644	4,334
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts (3)	553	—	(2,463)	—	(1,910)
Commodity contracts	—	—	112	—	112
Equity contracts	—	—	4,749	73	4,822
Foreign exchange contracts	—	—	(557)	—	(557)
Credit contracts	—	—	281	—	281
Subtotal	553	—	2,122	73	2,748
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$3,024	1,219	2,122	717	7,082

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended March 31, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$811	—	—	5	816
Equity contracts	—	(885)	—	7	(878)
Foreign exchange contracts	—	—	—	(24)	(24)
Credit contracts	—	—	—	15	15
Subtotal	811	(885)	—	3	(71)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	118	—	(284)	—	(166)
Commodity contracts	—	—	51	—	51
Equity contracts	—	—	(2,149)	(273)	(2,422)
Foreign exchange contracts	—	—	14	—	14
Credit contracts	—	—	(44)	—	(44)
Subtotal	118	—	(2,412)	(273)	(2,567)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$929	(885)	(2,412)	(270)	(2,638)

(1)
Mortgage banking amounts for first quarter 2020 are comprised of gains (losses) of $3.4 billion related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(929) million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for first quarter 2019 are comprised of gains (losses) of $962 million offset by gains (losses) of $(151) million, respectively.

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
Table 15.7 provides details of sold and purchased credit derivatives.
Table 15.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
March 31, 2020
Credit default swaps on:
Corporate bonds	$11	11	3,602	825	2,492	1,110	2,753	2020 - 2029
Structured products	—	13	37	37	36	1	110	2034 - 2047
Credit protection on:
Default swap index	2	1	4,339	1,118	1,577	2,762	5,497	2020 - 2029
Commercial mortgage-backed securities index	—	28	318	60	293	25	50	2047 - 2058
Asset-backed securities index	—	8	41	41	41	—	1	2045 - 2046
Other	—	17	6,698	6,230	—	6,698	12,793	2020 - 2049
Total credit derivatives	$13	78	15,035	8,311	4,439	10,596	21,204
December 31, 2019
Credit default swaps on:
Corporate bonds	$8	1	2,855	707	1,885	970	2,447	2020 - 2029
Structured products	—	25	74	69	63	11	111	2022 - 2047
Credit protection on:
Default swap index	1	—	2,542	120	550	1,992	8,105	2020 - 2029
Commercial mortgage-backed securities index	3	26	322	67	296	26	50	2047 - 2058
Asset-backed securities index	—	8	41	41	41	—	1	2045 - 2046
Other	—	5	6,381	5,738	—	6,381	11,881	2020 - 2049
Total credit derivatives	$12	65	12,215	6,742	2,835	9,380	22,595
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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 15.8 illustrates our exposure to such derivatives with credit-risk contingent features, collateral we have posted, and the additional collateral we would be required to post if the credit rating of our debt was downgraded below investment grade.

Table 15.8: Credit-Risk Contingent Features

(in billions)	Mar 31, 2020	Dec 31, 2019
Net derivative liabilities with credit-risk contingent features	$16.1	10.4
Collateral posted	13.9	9.1
Additional collateral to be posted upon a below investment grade credit rating (1)	2.2	1.3

(1)	Any credit rating below investment grade requires us to post the maximum amount of collateral.

Note 16: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis are presented in Table 16.2 in this Note. From time to time, we may be required to record fair value adjustments on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of LOCOM accounting, write-downs of individual assets or application of the measurement alternative for nonmarketable equity securities. Assets recorded on a nonrecurring basis are presented in Table 16.9 in this Note.
Table 16.15 includes estimates of fair value for financial instruments that are not recorded at fair value.
See Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis and for estimating fair value for financial instruments that are not recorded at fair value, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.

FAIR VALUE HIERARCHY  We classify our assets and liabilities measured at fair value as either Level 1, Level 2 or Level 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations based on significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K for a detailed description of the fair value hierarchy.
In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Otherwise, the classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.
We do not classify equity securities in the fair value hierarchy if we use the non-published net asset value (NAV) per share (or its equivalent) that has been communicated to us as an investor as a practical expedient to measure fair value. We generally use NAV per share as the fair value measurement for certain nonmarketable equity fund investments. Marketable equity securities with published NAVs are classified in the fair value hierarchy.
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors and we record the unadjusted fair value in our financial statements. For additional information, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.
Table 16.1 presents unadjusted fair value measurements obtained from third-party pricing services classified within the fair value hierarchy. Unadjusted fair value measurements obtained from brokers and fair value measurements obtained from brokers or third-party pricing services that we have adjusted to determine the fair value are excluded from Table 16.1.
The unadjusted fair value measurements obtained from brokers for available-for-sale debt securities were $18 million in Level 2 assets and $123 million in Level 3 assets at March 31, 2020, and $45 million and $126 million at December 31, 2019, respectively.

Table 16.1: Fair Value Measurements obtained from Third-Party Pricing Services

	March 31, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Trading debt securities	2,027	357	—	634	329	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	11,036	—	—	13,460	1,500	—
Securities of U.S. states and political subdivisions	—	37,793	66	—	39,868	34
Mortgage-backed securities	—	163,329	185	—	167,172	42
Other debt securities (1)	—	34,603	743	—	38,067	650
Total available-for-sale debt securities	11,036	235,725	994	13,460	246,607	726
Marketable equity securities	—	98	—	—	110	—
Derivative assets	41	6	—	12	1	—
Derivative liabilities	(25)	(8)	—	(11)	(3)	—

(1)	Includes corporate debt securities, collateralized loan and other debt obligations, asset-backed securities, and other debt securities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 16.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 16.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
March 31, 2020
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$35,069	4,638	—		—	39,707
Securities of U.S. states and political subdivisions	—	2,972	—		—	2,972
Collateralized loan obligations	—	472	154		—	626
Corporate debt securities	—	12,392	34		—	12,426
Mortgage-backed securities	—	23,738	177		—	23,915
Asset-backed securities	—	742	24		—	766
Other trading debt securities	—	13	—		—	13
Total trading debt securities	35,069	44,967	389		—	80,425
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	11,036	—	—		—	11,036
Securities of U.S. states and political subdivisions	—	37,793	351		—	38,144
Mortgage-backed securities:
Federal agencies	—	160,214	—		—	160,214
Residential	—	745	31		—	776
Commercial	—	3,500	154		—	3,654
Total mortgage-backed securities	—	164,459	185		—	164,644
Corporate debt securities	33	4,692	1,130		—	5,855
Collateralized loan and other debt obligations	—	24,532	636		—	25,168
Asset-backed securities:
Automobile loans and leases	—	884	—		—	884
Home equity loans	—	12	—		—	12
Other asset-backed securities	—	3,380	110		—	3,490
Total asset-backed securities	—	4,276	110		—	4,386
Other debt securities	—	1,996	—		—	1,996
Total available-for-sale debt securities	11,069	237,748	2,412	(2)	—	251,229
Mortgage loans held for sale	—	13,508	3,157		—	16,665
Loans held for sale	—	1,654	19		—	1,673
Loans	—	—	160		—	160
Mortgage servicing rights (residential)	—	—	8,126		—	8,126
Derivative assets:
Interest rate contracts	152	57,695	762		—	58,609
Commodity contracts	—	2,301	15		—	2,316
Equity contracts	4,418	7,371	1,361		—	13,150
Foreign exchange contracts	41	8,626	24		—	8,691
Credit contracts	—	76	77		—	153
Netting	—	—	—		(57,896)	(57,896)
Total derivative assets	4,611	76,069	2,239		(57,896)	25,023
Equity securities – excluding securities at NAV:
Marketable	20,983	295	3		—	21,281
Nonmarketable	—	15	6,751		—	6,766
Total equity securities	20,983	310	6,754		—	28,047
Total assets included in the fair value hierarchy	$71,732	374,256	23,256		(57,896)	411,348
Equity securities at NAV (3)						129
Total assets recorded at fair value						411,477
Derivative liabilities:
Interest rate contracts	$(158)	(47,317)	(77)		—	(47,552)
Commodity contracts	—	(6,779)	(59)		—	(6,838)
Equity contracts	(4,600)	(4,610)	(1,144)		—	(10,354)
Foreign exchange contracts	(25)	(9,969)	(30)		—	(10,024)
Credit contracts	—	(63)	(30)		—	(93)
Netting	—	—	—		59,243	59,243
Total derivative liabilities	(4,783)	(68,738)	(1,340)		59,243	(15,618)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,881)	(103)	—		—	(9,984)
Mortgage-backed securities	—	(92)	—		—	(92)
Corporate debt securities	—	(5,520)	—		—	(5,520)
Equity securities	(1,984)	—	—		—	(1,984)
Other securities	—	(23)	—		—	(23)
Total short sale liabilities	(11,865)	(5,738)	—		—	(17,603)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(16,648)	(74,476)	(1,342)		59,243	(33,223)

(1)
Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 15 (Derivatives) for additional information.

(2)
Largely consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.

(3)	Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
December 31, 2019
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$32,335	4,382	—		—	36,717
Securities of U.S. states and political subdivisions	—	2,434	—		—	2,434
Collateralized loan obligations	—	555	183		—	738
Corporate debt securities	—	11,006	38		—	11,044
Mortgage-backed securities	—	27,712	—		—	27,712
Asset-backed securities	—	1,081	—		—	1,081
Other trading debt securities	—	5	2		—	7
Total trading debt securities	32,335	47,175	223		—	79,733
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	13,460	1,500	—		—	14,960
Securities of U.S. states and political subdivisions	—	39,924	413		—	40,337
Mortgage-backed securities:
Federal agencies	—	162,453	—		—	162,453
Residential	—	827	—		—	827
Commercial	—	3,892	42		—	3,934
Total mortgage-backed securities	—	167,172	42		—	167,214
Corporate debt securities	37	6,159	367		—	6,563
Collateralized loan and other debt obligations	—	29,055	640		—	29,695
Asset-backed securities:
Automobile loans and leases	—	951	—		—	951
Home equity loans	—	—	—		—	—
Other asset-backed securities	—	3,635	103		—	3,738
Total asset-backed securities	—	4,586	103		—	4,689
Other debt securities	—	1	—		—	1
Total available-for-sale debt securities	13,497	248,397	1,565	(2)	—	263,459
Mortgage loans held for sale	—	15,408	1,198		—	16,606
Loans held for sale	—	956	16		—	972
Loans	—	—	171		—	171
Mortgage servicing rights (residential)	—	—	11,517		—	11,517
Derivative assets:
Interest rate contracts	26	23,792	229		—	24,047
Commodity contracts	—	1,413	8		—	1,421
Equity contracts	2,946	4,135	1,455		—	8,536
Foreign exchange contracts	12	5,197	5		—	5,214
Credit contracts	—	49	59		—	108
Netting	—	—	—		(25,123)	(25,123)
Total derivative assets	2,984	34,586	1,756		(25,123)	14,203
Equity securities – excluding securities at NAV:
Marketable	33,702	216	3		—	33,921
Nonmarketable	—	22	7,847		—	7,869
Total equity securities	33,702	238	7,850		—	41,790
Total assets included in the fair value hierarchy	$82,518	346,760	24,296		(25,123)	428,451
Equity securities at NAV (3)						146
Total assets recorded at fair value						428,597
Derivative liabilities:
Interest rate contracts	$(23)	(19,328)	(15)		—	(19,366)
Commodity contracts	—	(1,746)	(24)		—	(1,770)
Equity contracts	(2,011)	(6,729)	(1,724)		—	(10,464)
Foreign exchange contracts	(11)	(6,213)	(23)		—	(6,247)
Credit contracts	—	(53)	(30)		—	(83)
Netting	—	—	—		28,851	28,851
Total derivative liabilities	(2,045)	(34,069)	(1,816)		28,851	(9,079)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,035)	(31)	—		—	(9,066)
Mortgage-backed securities	—	(2)	—		—	(2)
Corporate debt securities	—	(5,915)	—		—	(5,915)
Equity securities	(2,447)	—	—		—	(2,447)
Other securities	—	—	—		—	—
Total short sale liabilities	(11,482)	(5,948)	—		—	(17,430)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(13,527)	(40,017)	(1,818)		28,851	(26,511)

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2020, are presented in Table 16.3.
Table 16.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended March 31, 2020

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) related to assets and liabilities held at period end included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period	Net income	(4)	Other compre- hensive income
Quarter ended March 31, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—		—
Collateralized loan obligations	183	(69)	—	19	21	—	154	(69)		—
Corporate debt securities	38	(4)	—	3	—	(3)	34	(3)		—
Mortgage-backed securities	—	(42)	—	171	48	—	177	(42)		—
Asset-backed securities	—	(2)	—	(5)	31	—	24	(2)		—
Other trading debt securities	2	(1)	—	(1)	—	—	—	(1)		—
Total trading debt securities	223	(118)	—	187	100	(3)	389	(117)	(5)	—
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	413	—	(2)	(21)	32	(71)	351	—		—
Mortgage-backed securities:
Residential	—	(5)	(3)	26	13	—	31	(5)		(3)
Commercial	42	3	(13)	(2)	124	—	154	—		(12)
Total mortgage-backed securities	42	(2)	(16)	24	137	—	185	(5)		(15)
Corporate debt securities	367	(52)	(16)	—	831	—	1,130	(54)		(16)
Collateralized loan and other debt obligations	640	3	(53)	(12)	58	—	636	—		(53)
Asset-backed securities:
Other asset-backed securities	103	—	(4)	(18)	29	—	110	—		(4)
Total asset-backed securities	103	—	(4)	(18)	29	—	110	—		(4)
Total available-for-sale debt securities	1,565	(51)	(91)	(27)	1,087	(71)	2,412	(59)	(6)	(88)
Mortgage loans held for sale	1,198	(61)	—	700	1,322	(2)	3,157	(64)	(7)	—
Loans held for sale	16	(2)	—	(2)	7	—	19	1		—
Loans	171	—	—	(11)	—	—	160	(2)	(7)	—
Mortgage servicing rights (residential) (8)	11,517	(3,821)	—	430	—	—	8,126	(3,257)	(7)	—
Net derivative assets and liabilities:
Interest rate contracts	214	744	—	(273)	—	—	685	531		—
Commodity contracts	(16)	(80)	—	58	(6)	—	(44)	(27)		—
Equity contracts	(269)	430	—	73	(10)	(7)	217	451		—
Foreign exchange contracts	(18)	10	—	2	—	—	(6)	(2)		—
Credit contracts	29	15	—	3	—	—	47	17		—
Total derivative contracts	(60)	1,119	—	(137)	(16)	(7)	899	970	(9)	—
Equity securities:
Marketable	3	—	—	—	—	—	3	—		—
Nonmarketable	7,847	(1,101)	—	—	7	(2)	6,751	(1,103)		—
Total equity securities	7,850	(1,101)	—	—	7	(2)	6,754	(1,103)	(10)	—
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)	—

(1)	See Table 16.4 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities and provision for credit losses - debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities and from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)
Table 16.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for quarter ended March 31, 2020.

Table 16.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended March 31, 2020

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended March 31, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	85	(56)	—	(10)	19
Corporate debt securities	10	(7)	—	—	3
Mortgage-backed securities	195	(24)	—	—	171
Asset-backed securities	—	(5)	—	—	(5)
Other trading debt securities	—	(1)	—	—	(1)
Total trading debt securities	290	(93)	—	(10)	187
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	—	(21)	(21)
Mortgage-backed securities:
Residential	26	—	—	—	26
Commercial	—	—	—	(2)	(2)
Total mortgage-backed securities	26	—	—	(2)	24
Corporate debt securities	—	—	—	—	—
Collateralized loan and other debt obligations	—	—	—	(12)	(12)
Asset-backed securities:
Other asset-backed securities	—	(5)	—	(13)	(18)
Total asset-backed securities	—	(5)	—	(13)	(18)
Total available-for-sale debt securities	26	(5)	—	(48)	(27)
Mortgage loans held for sale	23	(69)	843	(97)	700
Loans held for sale	—	(1)	—	(1)	(2)
Loans	1	—	2	(14)	(11)
Mortgage servicing rights (residential) (1)	—	(32)	461	1	430
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(273)	(273)
Commodity contracts	—	—	—	58	58
Equity contracts	—	—	—	73	73
Foreign exchange contracts	—	—	—	2	2
Credit contracts	6	(3)	—	—	3
Total derivative contracts	6	(3)	—	(140)	(137)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for quarter ended March 31, 2019, are presented in Table 16.5.

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

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities and from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.6 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for quarter ended March 31, 2019.

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
The significant unobservable inputs for Level 3 assets and liabilities inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor.
In addition, the table excludes the valuation techniques and significant unobservable inputs for certain classes of Level 3 assets and liabilities measured using internal models that we consider, both individually and in the aggregate, insignificant relative to our overall Level 3 assets and liabilities. We made this determination based upon an evaluation of each class, which considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.
For information on how changes in significant unobservable inputs affect the fair values of Level 3 assets and liabilities, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.

Table 16.7: Valuation Techniques – Recurring Basis – March 31, 2020

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs Positive (Negative)				Weighted Average
March 31, 2020
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$285		Discounted cash flow	Discount rate	1.6	-	5.4%		2.3
	66		Vendor priced
Collateralized loan and other debt obligations	154		Market comparable pricing	Comparability adjustment	(27.8)	-	137.9		6.8
	636		Vendor priced
Corporate debt securities	865		Discounted cash flow	Discount rate	4.0	-	14.9		5.5
	103		Market comparable pricing	Comparability adjustment	(32.7)	-	14.2		(8.3)
	196		Vendor priced
Mortgage-backed securities	177		Market comparable pricing	Comparability adjustment	(60.6)	-	26.2		(4.6)
	185		Vendor priced
Asset-backed securities:
Diversified payment rights (1)	76		Discounted cash flow	Discount rate	2.5	-	4.7		3.7
Other commercial and consumer	24		Market comparable pricing	Comparability adjustment	(7.0)	-	(5.6)		(5.8)
	34		Vendor priced
Mortgage loans held for sale (residential)	952		Discounted cash flow	Default rate	0.0	-	18.2		1.2
				Discount rate	2.7	-	5.5		4.7
				Loss severity	0.0	-	32.0		22.8
				Prepayment rate	7.3	-	18.2		12.8
	2,205		Market comparable pricing	Comparability adjustment	(53.3)	-	0.0		(6.3)
Loans (2)	160		Discounted cash flow	Discount rate	3.9	-	4.4		4.2
				Default rate	0.0		23.1		0.8
				Prepayment rate	7.8	-	100.0		85.0
				Loss severity	0.0	-	39.7		14.2
Mortgage servicing rights (residential)	8,126		Discounted cash flow	Cost to service per loan (3)	$59	-	622		112
				Discount rate	6.3	-	9.4%		7.1
				Prepayment rate (4)	11.3	-	26.6		15.7
Net derivative assets and (liabilities):
Interest rate contracts	255		Discounted cash flow	Default rate	0.0	-	5.0		1.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		14.8
	65		Market comparable pricing	Comparability adjustment	(14.1)		(8.9)		(11.8)
Interest rate contracts: derivative loan commitments	365		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.0
				Initial-value servicing	(37.1)	-	134.0	bps	35.0
Equity contracts	123		Discounted cash flow	Conversion factor	(9.0)	-	0.0%		(7.7)
				Weighted average life	0.3	-	2.8	yrs	1.4
	94		Option model	Correlation factor	(77.0)	-	99.0%		37.4
				Volatility factor	6.5	-	92.9		26.3
Credit contracts	3		Market comparable pricing	Comparability adjustment	(78.9)	-	135.2		(13.6)
	44		Option model	Credit spread	0.1	-	49.2		2.7
				Loss severity	12.0	-	60.0		45.6
Nonmarketable equity securities	6,751		Market comparable pricing	Comparability adjustment	3.5	-	22.9		14.4

Insignificant Level 3 assets, net of liabilities	(30)
Total level 3 assets, net of liabilities	$21,914	(5)

(1)	Securities backed by specified sources of current and future receivables generated from non-US originators.

(2)	Consists of reverse mortgage loans.

(3)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $59 - $229.

(4)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(5)	Consists of total Level 3 assets of $23.3 billion and total Level 3 liabilities of $1.3 billion, before netting of derivative balances.

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.8: Valuation Techniques – Recurring Basis – December 31, 2019

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs Positive (Negative)				Weighted Average
December 31, 2019
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions:
Government, healthcare and other revenue bonds	$379		Discounted cash flow	Discount rate	1.3	-	5.4%		2.4
	34		Vendor priced
Collateralized loan and other debt obligations	183		Market comparable pricing	Comparability adjustment	(15.0)	-	19.2		1.3
	640		Vendor priced
Corporate debt securities	220		Discounted cash flow	Discount rate	3.2		14.9		9.2
	60		Market comparable pricing	Comparability adjustment	(19.7)		14.0		(4.4)
	125		Vendor priced
Asset-backed securities:
Diversified payment rights (1)	92		Discounted cash flow	Discount rate	2.3	-	3.1		2.8
Other commercial and consumer	11		Vendor priced
Mortgage loans held for sale (residential)	1,183		Discounted cash flow	Default rate	0.0	-	15.5		0.7
				Discount rate	3.0	-	5.6		4.5
				Loss severity	0.0	-	43.5		21.7
				Prepayment rate	5.7	-	15.4		7.8
	15		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(40.3)
Loans (2)	171		Discounted cash flow	Discount rate	3.9	-	4.3		4.1
				Prepayment rate	6.0	-	100.0		85.6
				Loss severity	0.0	-	36.5		14.1
Mortgage servicing rights (residential)	11,517		Discounted cash flow	Cost to service per loan (3)	$61	-	495		102
				Discount rate	6.0	-	13.6%		7.2
				Prepayment rate (4)	9.6	-	24.4		11.9
Net derivative assets and (liabilities):
Interest rate contracts	146		Discounted cash flow	Default rate	0.0	-	5.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		15.0
Interest rate contracts: derivative loan commitments	68		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.7
				Initial-value servicing	(32.2)	-	149.0	bps	36.4
Equity contracts	147		Discounted cash flow	Conversion factor	(8.8)	-	0.0%		(7.7)
				Weighted average life	0.5	-	3.0	yrs	1.5
	(416)		Option model	Correlation factor	(77.0)	-	99.0%		23.8
				Volatility factor	6.8	-	100.0		18.7
Credit contracts	2		Market comparable pricing	Comparability adjustment	(56.1)	-	10.8		(16.0)
	27		Option model	Credit spread	0.0	-	17.8		0.8
				Loss severity	12.0	-	60.0		45.6
Nonmarketable equity securities	7,847		Market comparable pricing	Comparability adjustment	(20.2)	-	(4.2)		(14.6)

Insignificant Level 3 assets, net of liabilities	27
Total level 3 assets, net of liabilities	$22,478	(5)

(1)	Securities backed by specified sources of current and future receivables generated from non-U.S. originators.

(2)	Consists of reverse mortgage loans.

(3)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $61 - $231.

(4)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(5)	Consists of total Level 3 assets of $24.3 billion and total Level 3 liabilities of $1.8 billion, before netting of derivative balances.
For information on the valuation techniques and significant unobservable inputs used for our Level 3 assets and liabilities, see Note 19 (Fair Value of Assets and Liabilities) in our 2019 Form 10-K.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets or use of the measurement alternative for nonmarketable equity securities.
Table 16.9 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2020, and December 31, 2019, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2020, and year ended December 31, 2019.
Table 16.10 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 16.9: Fair Value on a Nonrecurring Basis

	March 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (1)	$—	1,450	2,868	4,318	—	2,034	3,803	5,837
Loans held for sale	—	161	—	161	—	5	—	5
Loans:
Commercial	—	207	—	207	—	280	—	280
Consumer	—	103	—	103	—	213	1	214
Total loans	—	310	—	310	—	493	1	494
Nonmarketable equity securities	—	639	844	1,483	—	1,308	173	1,481
Other assets	—	209	390	599	—	359	27	386
Total assets at fair value on a nonrecurring basis	$—	2,769	4,102	6,871	—	4,199	4,004	8,203

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

Nonmarketable equity securities includes impairment on private equity and venture capital investments and gains or losses under the measurement alternative. Other assets includes impairments of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment on private equity and venture capital investments in consolidated portfolio companies.
Table 16.10: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2020	2019
Mortgage loans held for sale	$(38)	20
Loans held for sale	(1)	—
Loans:
Commercial	(95)	(74)
Consumer	(71)	(79)
Total loans	(166)	(153)
Nonmarketable equity securities	(424)	149
Other assets	(334)	(18)
Total	$(963)	(2)

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.11 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of largely all of our Level 3 assets that are measured at fair value on a nonrecurring basis using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented.
We have excluded from the table valuation techniques and significant unobservable inputs for certain classes of Level 3 assets we consider both individually and in the aggregate, insignificant relative to our overall Level 3 nonrecurring measurements. We made this determination based upon an evaluation of each class that considered the magnitude of the positions, nature of the unobservable inputs and potential for significant changes in fair value due to changes in those inputs.

Table 16.11: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of Inputs Positive (Negative)			Weighted Average (2)
March 31, 2020
Residential mortgage loans held for sale	$2,868	(3)	Discounted cash flow	Default rate	(4)	0.4	—	51.3%	7.2%
				Discount rate		1.5	—	8.7	4.1
				Loss severity		0.5	—	72.1	16.2
				Prepayment rate	(5)	5.0	—	100.0	23.8
Nonmarketable equity securities (6)	658		Market comparable pricing	Multiples		0.1x	—	11.6x	4.9x
	348		Market comparable pricing	Comparability adjustment		(100.0)	—	(6.0)%	(45.5)%
	226		Other	Company risk factor		(100.0)	—	(20.0)	(40.9)
Insignificant level 3 assets	2
Total	$4,102
December 31, 2019
Residential mortgage loans held for sale	$3,803	(3)	Discounted cash flow	Default rate	(4)	0.3	—	48.3%	4.6%
				Discount rate		1.5	—	9.4	4.3
				Loss severity		0.4	—	100.0	23.4
				Prepayment rate	(5)	4.8	—	100.0	23.2
Insignificant level 3 assets	201
Total	$4,004

(1)
Refer to Note 19 (Fair Value of Assets and Liabilities) in our 2019 Form 10-K for a definition of the valuation technique(s) and significant unobservable inputs used in the valuation of residential mortgage loans held for sale.

(2)	For residential MLHFS, weighted averages are calculated using the outstanding unpaid principal balance of the loans.

(3)
Consists of approximately $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both March 31, 2020 and December 31, 2019, respectively, and $1.6 billion and $2.5 billion, respectively, of other mortgage loans that are not government insured/guaranteed.

(4)	Applies only to non-government insured/guaranteed loans.

(5)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

(6)	Includes $390 million of private equity and venture capital investments in consolidated portfolio companies classified in other assets on the balance sheet.
We typically use a market approach to estimate the fair value of our nonmarketable private equity and venture capital investments in portfolio companies. The market approach bases the fair value measurement on market data (for example, use of market comparable pricing techniques) that are used to derive the enterprise value of the portfolio company. Market comparable pricing techniques include utilization of financial metrics of comparable public companies (multiples), such as ratios of enterprise value or market value of equity to revenue, EBITDA, net income or book value. Comparable company valuation multiples are evaluated and adjusted as necessary to reflect the comparative operational, financial or marketability differences between the public company and subject portfolio company in estimating its fair value. Market comparable pricing techniques also use recent or anticipated transactions (for example, a financing round, merger, acquisition or bankruptcy)

involving the subject portfolio company, or participants in its industry or related industries. Based upon these recent or anticipated transactions, current market conditions and other factors specific to the issuer, we make adjustments to estimate the enterprise value of the portfolio company. As a result of the recent market environment, we also utilized other valuation techniques. These techniques included the use of company risk factors in the estimation of the fair value of certain nonmarketable equity securities. The company risk factors are based upon entity-specific considerations including the debt and liquidity profile, projected cash flow or funding issues as well as other factors that may affect the company’s outlook.

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For more information, including the basis for our fair value option elections, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.
Table 16.12 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 16.12: Fair Value Option

	March 31, 2020			December 31, 2019
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$16,665	16,096	569	16,606	16,279	327
Nonaccrual loans	131	155	(24)	133	157	(24)
Loans 90 days or more past due and still accruing	10	13	(3)	8	10	(2)
Loans held for sale:
Total loans	1,673	1,804	(131)	972	1,020	(48)
Nonaccrual loans	17	30	(13)	21	29	(8)
Loans:
Total loans	160	189	(29)	171	201	(30)
Nonaccrual loans	123	151	(28)	129	159	(30)

The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 16.13 by income statement line item. Amounts recorded as interest income are excluded from Table 16.13.
Table 16.13: Fair Value Option – Changes in Fair Value Included in Earnings

	2020			2019
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended March 31,
Mortgage loans held for sale	$348	—	—	214	—	—
Loans held for sale	—	(13)	—	—	14	1
Loans	—	—	—	—	—	—

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

Table 16.14: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended March 31,
(in millions)	2020	2019
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	(182)	(4)
Loans held for sale	(12)	14
Total	(194)	10

Disclosures about Fair Value of Financial Instruments
Table 16.15 presents a summary of fair value estimates for financial instruments that are not carried at fair value on a recurring basis. Some financial instruments are excluded from scope of this table, such as certain insurance contracts and leases. This table also excludes assets and liabilities that are not financial instruments such as the value of the long-term relationships with our deposit, credit card and trust customers, MSRs, premises and equipment, goodwill and deferred taxes.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 16.15. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $853 million and $1.0 billion at March 31, 2020 and December 31, 2019, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 16.15: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets
Cash and due from banks (1)	$22,738	22,738	—	—	22,738
Interest-earning deposits with banks (1)	128,071	127,831	240	—	128,071
Federal funds sold and securities purchased under resale agreements (1)	86,465	—	86,465	—	86,465
Held-to-maturity debt securities, net	169,909	50,691	126,030	841	177,562
Mortgage loans held for sale	5,130	—	2,285	3,392	5,677
Loans held for sale	210	—	210	—	210
Loans, net (2)	979,449	—	53,806	922,616	976,422
Nonmarketable equity securities (cost method)	4,512	—	—	4,548	4,548
Total financial assets	$1,396,484	201,260	269,036	931,397	1,401,693
Financial liabilities
Deposits (3)	$110,841	—	82,565	28,732	111,297
Short-term borrowings	92,289	—	92,289	—	92,289
Long-term debt (4)	237,311	—	226,294	1,921	228,215
Total financial liabilities	$440,441	—	401,148	30,653	431,801
December 31, 2019
Financial assets
Cash and due from banks (1)	$21,757	21,757	—	—	21,757
Interest-earning deposits with banks (1)	119,493	119,257	236	—	119,493
Federal funds sold and securities purchased under resale agreements (1)	102,140	—	102,140	—	102,140
Held-to-maturity debt securities	153,933	46,138	109,933	789	156,860
Mortgage loans held for sale	6,736	—	2,939	4,721	7,660
Loans held for sale	5	—	5	—	5
Loans, net (2)	933,042	—	54,125	891,714	945,839
Nonmarketable equity securities (cost method)	4,790	—	—	4,823	4,823
Total financial assets	$1,341,896	187,152	269,378	902,047	1,358,577
Financial liabilities
Deposits (3)	$118,849	—	87,279	31,858	119,137
Short-term borrowings	104,512	—	104,513	—	104,513
Long-term debt (4)	228,159	—	231,332	1,720	233,052
Total financial liabilities	$451,520	—	423,124	33,578	456,702

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $19.0 billion and $19.5 billion at March 31, 2020 and December 31, 2019, respectively.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion and $1.2 trillion at March 31, 2020 and December 31, 2019, respectively.

(4)	Excludes capital lease obligations under capital leases of $31 million and $32 million at March 31, 2020 and December 31, 2019, respectively.

Note 17: Preferred Stock
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Our total authorized, issued and outstanding preferred stock is presented in the following two tables along with the Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock. All classes of preferred stock, except the Dividend Equalization Preferred Shares and the ESOP Cumulative Convertible Preferred Stock, qualify as Tier 1 capital.

Table 17.1: Preferred Stock Shares

	March 31, 2020		December 31, 2019
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (2)	—	—	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock (3)	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock (4)	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	—	—
ESOP
Cumulative Convertible Preferred Stock (5)	—	1,071,418	—	1,071,418
Total		5,832,228		9,251,728

(1)
Preferred Stock, Series I, relates to trust preferred securities. See Note 10 (Securitizations and Variable Interest Entities) for additional information. This issuance has a floating interest rate that is the greater of three-month London Interbank Offered Rate (LIBOR) plus 0.93% and 5.56975%.

(2)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%. In first quarter 2020, the remaining $1.8 billion of Preferred Stock, Series K, was redeemed.

(3)
Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.

(4)	In first quarter 2020, $669 million of Preferred Stock, Series T, was redeemed.

(5)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference.

Note 17: Preferred Stock (continued)

Table 17.2: Preferred Stock – Shares Issued and Carrying Value

	March 31, 2020				December 31, 2019
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series K (2)
Floating Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	1,802,000	1,802	1,546	256
Series L (3)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (4)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	5,280	131	131	—	32,000	800	800	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	1,071,418	1,072	1,072	—	1,071,418	1,072	1,072	—
Total	5,743,949	$22,115	21,347	768	7,492,169	$22,573	21,549	1,024

(1)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(2)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%. In first quarter 2020, the remaining $1.8 billion of Preferred Stock, Series K, was redeemed.

(3)
Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.

(4)	In first quarter 2020, $669 million of Preferred Stock, Series T, was redeemed.

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
Table 17.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	254,945	254,945	255	255	7.00%	8.00%
2017	192,210	192,210	192	192	7.00	8.00
2016	197,450	197,450	198	198	9.30	10.30
2015	116,784	116,784	117	117	8.90	9.90
2014	136,151	136,151	136	136	8.70	9.70
2013	97,948	97,948	98	98	8.50	9.50
2012	49,134	49,134	49	49	10.00	11.00
2011	26,796	26,796	27	27	9.00	10.00
Total ESOP Preferred Stock (1)	1,071,418	1,071,418	$1,072	1,072
Unearned ESOP shares (2)			$(1,143)	(1,143)

(1)	At March 31, 2020, and December 31, 2019, additional paid-in capital included $71 million and $71 million, respectively, related to ESOP preferred stock.

(2)
We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Note 18: Revenue from Contracts with Customers (continued)

Note 18: Revenue from Contracts with Customers

Our revenue includes net interest income on financial instruments and noninterest income. Table 18.1 presents our revenue by operating segment. The “Other” segment for each of the tables below includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels. For additional description of our operating segments, including additional financial information and the underlying management reporting process, see Note 22 (Operating Segments).
Table 18.1: Revenue by Operating Segment

	Quarter ended Mar 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (1)	$6,787	7,248	4,136	4,534	867	1,101	(478)	(572)	11,312	12,311
Noninterest income:
Service charges on deposit accounts	700	610	508	483	5	4	(4)	(3)	1,209	1,094
Trust and investment fees:
Brokerage advisory, commissions and other fees	518	449	90	78	2,397	2,124	(523)	(458)	2,482	2,193
Trust and investment management	194	210	131	114	582	676	(206)	(214)	701	786
Investment banking	(99)	(20)	490	412	1	5	(1)	(3)	391	394
Total trust and investment fees	613	639	711	604	2,980	2,805	(730)	(675)	3,574	3,373
Card fees	809	858	83	86	1	1	(1)	(1)	892	944
Other fees:
Lending related charges and fees (1)	50	65	278	282	2	2	(2)	(2)	328	347
Cash network fees	106	109	—	—	—	—	—	—	106	109
Commercial real estate brokerage commissions	—	—	1	81	—	—	—	—	1	81
Wire transfer and other remittance fees	66	64	43	48	2	2	(1)	(1)	110	113
All other fees (1)	63	94	24	26	—	—	—	—	87	120
Total other fees	285	332	346	437	4	4	(3)	(3)	632	770
Mortgage banking (1)	340	641	40	68	(3)	(3)	2	2	379	708
Insurance (1)	11	11	75	78	19	17	(10)	(10)	95	96
Net gains (losses) from trading activities (1)	29	5	41	333	(7)	19	1	—	64	357
Net gains (losses) on debt securities (1)	194	37	43	88	—	—	—	—	237	125
Net gains (losses) from equity securities (1)	(1,028)	601	(95)	77	(278)	136	—	—	(1,401)	814
Lease income (1)	—	—	352	443	—	—	—	—	352	443
Other income of the segment (1)	756	768	(423)	(120)	127	(5)	(88)	(69)	372	574
Total noninterest income	2,709	4,502	1,681	2,577	2,848	2,978	(833)	(759)	6,405	9,298
Revenue	$9,496	11,750	5,817	7,111	3,715	4,079	(1,311)	(1,331)	17,717	21,609

(1)	These revenues are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.

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
Table 18.2 presents our service charges on deposit accounts by operating segment.

Table 18.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended Mar 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Overdraft fees	$484	417	1	1	—	—	—	—	485	418
Account charges	216	193	507	482	5	4	(4)	(3)	724	676
Service charges on deposit accounts	$700	610	508	483	5	4	(4)	(3)	1,209	1,094

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
Table 18.3 presents our brokerage advisory, commissions and other fees by operating segment.

Table 18.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended Mar 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Asset-based revenue (1)	$398	343	—	—	1,805	1,580	(398)	(343)	1,805	1,580
Transactional revenue	102	89	3	16	432	387	(107)	(98)	430	394
Other revenue	18	17	87	62	160	157	(18)	(17)	247	219
Brokerage advisory, commissions and other fees	$518	449	90	78	2,397	2,124	(523)	(458)	2,482	2,193

(1)	We earned trailing commissions of $275 million and $280 million for first quarter 2020 and 2019, respectively.

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
Table 18.4 presents our trust and investment management fees by operating segment.
Table 18.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended Mar 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Investment management fees	$—	1	—	—	489	477	—	—	489	478
Trust fees	194	209	89	82	102	168	(206)	(214)	179	245
Other revenue	—	—	42	32	(9)	31	—	—	33	63
Trust and investment management fees	$194	210	131	114	582	676	(206)	(214)	701	786

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
Table 18.5 presents our card fees by operating segment.

Table 18.5: Card Fees by Operating Segment

	Quarter ended Mar 31,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Credit card interchange and network revenues (1)	$134	189	83	86	1	1	(1)	(1)	217	275
Debit card interchange and network revenues	513	507	—	—	—	—	—	—	513	507
Late fees, cash advance fees, balance transfer fees, and annual fees	162	162	—	—	—	—	—	—	162	162
Card fees	$809	858	83	86	1	1	(1)	(1)	892	944

(1)	The cost of credit card rewards and rebates of $385 million and $354 million for the quarters ended March 31, 2020 and 2019, respectively, are presented net against the related revenues.
CASH NETWORK FEES are earned for processing ATM transactions. Our obligation is completed daily upon settlement of ATM transactions. All of these fees are included in the Community Banking operating segment.

COMMERCIAL REAL ESTATE BROKERAGE COMMISSIONS are earned for assisting customers in the sale of real estate property. Our obligation is satisfied upon the successful brokering of a transaction. Fees are based on a fixed percentage of the sales price. All of these fees are included in the Wholesale Banking operating segment. In October 2019, we sold our commercial real estate brokerage business (Eastdil).

WIRE TRANSFER AND OTHER REMITTANCE FEES consist of fees earned for funds transfer services and issuing cashier’s checks and money orders. Our obligation is satisfied at the time of the funds transfer services or upon issuance of the cashier’s check or money order. Substantially all of these fees are included in in the Community Banking and Wholesale Banking operating segments.

ALL OTHER FEES include various types of fees for products or services such as merchant payment services, safe deposit boxes, and loan syndication agency services. These fees are generally recognized over time as we perform the services. Most of these fees are included in the Community Banking operating segment.

Note 19: Employee Benefits and Other Expenses
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits have accrued after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 23 (Employee Benefits and Other Expenses) in our 2019 Form 10-K.
Table 19.1 presents the components of net periodic benefit cost. Service cost is reported in employee benefits expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.
Table 19.1: Net Periodic Benefit Cost

	2020			2019
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended March 31,
Service cost	$3	—	—	3	—	—
Interest cost	86	4	4	105	6	5
Expected return on plan assets	(148)	—	(6)	(142)	—	(7)
Amortization of net actuarial loss (gain)	36	4	(5)	37	2	(4)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	—	3	—	—	2	—
Net periodic benefit cost	$(23)	11	(9)	3	10	(8)

Other Expenses
Table 19.2 separately presents other expenses exceeding 1% of the sum of net interest income and total noninterest income in any of the periods presented.

Table 19.2: Other Expenses

	Quarter ended March 31,
(in millions)	2020	2019
Outside professional services	$727	678
Contract services	630	563
Operating losses	464	238
Leases (1)	260	286
Advertising and promotion	181	237
Other	955	1,141
Total other noninterest expense	$3,217	3,143

(1)	Represents expenses for assets we lease to customers.

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 (Summary of Significant Accounting Policies) for discussion on share repurchases.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2020	2019
Wells Fargo net income	$653	5,860
Less: Preferred stock dividends and other (1)	611	353
Wells Fargo net income applicable to common stock (numerator)	$42	5,507
Earnings per common share
Average common shares outstanding (denominator)	4,104.8	4,551.5
Per share	$0.01	1.21
Diluted earnings per common share
Average common shares outstanding	4,104.8	4,551.5
Add: Stock options (2)	—	2.5
Restricted share rights (2)	30.5	30.0
Diluted average common shares outstanding (denominator)	4,135.3	4,584.0
Per share	$0.01	1.20

(1)	The quarter ended March 31, 2020, includes $272 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.

(2)	Calculated using the treasury stock method.
Table 20.2 presents the outstanding Convertible Preferred Stock, Series L, that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.

Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2020	2019
Convertible Preferred Stock, Series L (1)	25.3	25.3

(1)	Calculated using the if-converted method.

Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2020	2019
Per common share	$0.51	0.45

Note 21: Other Comprehensive Income
Table 21.1 provides the components of OCI, reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2020			2019
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(110)	22	(88)	2,831	(695)	2,136
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	66	(16)	50	45	(11)	34
Net gains on debt securities	(237)	48	(189)	(125)	31	(94)
Other noninterest income	(1)	—	(1)	(1)	—	(1)
Subtotal reclassifications to net income	(172)	32	(140)	(81)	20	(61)
Net change	(282)	54	(228)	2,750	(675)	2,075
Derivative and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	144	(35)	109	(26)	7	(19)
Cash Flow Hedges:
Net unrealized losses arising during the period on cash flow hedges	(20)	5	(15)	(9)	2	(7)
Reclassification of net losses to net income on cash flow hedges:
Interest income on loans	56	(14)	42	78	(19)	59
Interest expense on long-term debt	2	(1)	1	1	—	1
Subtotal reclassifications to net income	58	(15)	43	79	(19)	60
Net change	182	(45)	137	44	(10)	34
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	3	(1)	2	(4)	1	(3)
Reclassification of amounts to non interest expense (3):
Amortization of net actuarial loss	35	(8)	27	35	(8)	27
Settlements and other	1	—	1	—	—	—
Subtotal reclassifications to non interest expense	36	(8)	28	35	(8)	27
Net change	39	(9)	30	31	(7)	24
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(194)	1	(193)	42	(2)	40
Net change	(194)	1	(193)	42	(2)	40
Other comprehensive income (loss)	$(255)	1	(254)	2,867	(694)	2,173
Less: Other comprehensive loss from noncontrolling interests, net of tax			(1)			—
Wells Fargo other comprehensive income (loss), net of tax			$(253)			2,173

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.

(3)	These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for more information).

Note 21: Other Comprehensive Income (continued)

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income
Quarter ended March 31, 2020
Balance, beginning of period	$1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	(88)	109	(15)	2	(193)	(185)
Amounts reclassified from accumulated other comprehensive income	(140)	—	43	28	—	(69)
Net change	(228)	109	28	30	(193)	(254)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	(1)	(1)
Balance, end of period	$1,324	(71)	(270)	(2,193)	(354)	(1,564)
Quarter ended March 31, 2019
Balance, beginning of period	$(3,122)	(178)	(507)	(2,296)	(233)	(6,336)
Transition adjustment (3)	481	—	—	—	—	481
Balance, January 1, 2019	(2,641)	(178)	(507)	(2,296)	(233)	(5,855)
Net unrealized gains (losses) arising during the period	2,136	(19)	(7)	(3)	40	2,147
Amounts reclassified from accumulated other comprehensive income	(61)	—	60	27	—	26
Net change	2,075	(19)	53	24	40	2,173
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$(566)	(197)	(454)	(2,272)	(193)	(3,682)

(1)	Substantially all of the beginning and end of period amounts for fair value hedges are foreign exchange contracts.

(2)	Substantially all of the beginning and end of period amounts for cash flow hedges are interest rate contracts.

(3)
The transition adjustment relates to the adoption of ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For more information see Note 1 (Summary of Significant Accounting Policies).

.

Note 22: Operating Segments
As of March 31, 2020, we had three reportable operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). We define our operating segments by product type and customer segment and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. The management reporting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. On February 11, 2020, we announced a new organizational structure with five principal lines of business:

Consumer and Small Business Banking; Consumer Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The Company is currently in the process of transitioning to this new organizational structure, including identifying leadership for some of these principal business lines and aligning management reporting and allocation methodologies. These changes will not impact the consolidated financial results of the Company, but are expected to result in changes to our operating segments. We will update our operating segment disclosures, including comparative financial results, when the Company completes its transition and is managed in accordance with the new organizational structure.
For a description of our operating segments see Note 27 (Operating Segments) in our 2019 Form 10-K. Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended Mar 31,
Net interest income (2)	$6,787	7,248	4,136	4,534	867	1,101	(478)	(572)	11,312	12,311
Provision (reversal of provision) for credit losses	1,718	710	2,288	134	8	4	(9)	(3)	4,005	845
Noninterest income	2,709	4,502	1,681	2,577	2,848	2,978	(833)	(759)	6,405	9,298
Noninterest expense	7,116	7,689	3,763	3,838	3,103	3,303	(934)	(914)	13,048	13,916
Income (loss) before income tax expense (benefit)	662	3,351	(234)	3,139	604	772	(368)	(414)	664	6,848
Income tax expense (benefit) (3)	644	424	(546)	369	153	192	(92)	(104)	159	881
Net income (loss) before noncontrolling interests	18	2,927	312	2,770	451	580	(276)	(310)	505	5,967
Less: Net income (loss) from noncontrolling interests	(137)	104	1	—	(12)	3	—	—	(148)	107
Net income (loss)	$155	2,823	311	2,770	463	577	(276)	(310)	653	5,860

Average loans	$462.6	458.2	484.5	476.4	78.5	74.4	(60.6)	(59.0)	965.0	950.0
Average assets	1,039.2	1,015.4	885.0	844.5	88.1	83.2	(61.6)	(60.0)	1,950.7	1,883.1
Average deposits	798.6	765.6	456.6	409.8	151.4	153.2	(68.6)	(66.5)	1,338.0	1,262.1

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

(3)
Income tax expense (benefit) for our Wholesale Banking operating segment included income tax credits related to low-income housing and renewable energy investments of $491 million and $427 million for first quarter 2020 and 2019, respectively.

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
Table 23.1 presents regulatory capital information for Wells Fargo & Company and the Bank in accordance with Basel III capital requirements. We must report the lower of our Common Equity Tier 1 (CET1), tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach in the assessment of our capital adequacy. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The

Basel III capital requirements for calculating CET1 and tier 1 capital, along with RWAs, are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with Transition Requirements and are scheduled to be fully phased-in by the end of 2021. Accordingly, the information presented below reflects fully phased-in CET1 capital, tier 1 capital, and RWAs, but reflects total capital still in accordance with Transition Requirements.
At March 31, 2020, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At March 31, 2020, the Bank met these requirements.
Table 23.1: Regulatory Capital Information

	Wells Fargo & Company						Wells Fargo Bank, N.A.
	March 31, 2020			December 31, 2019			March 31, 2020			December 31, 2019
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$134,751	134,751		138,760	138,760		147,537	147,537		145,149	145,149
Tier 1	154,277	154,277		158,949	158,949		147,537	147,537		145,149	145,149
Total	184,068	192,121		188,333	196,223		162,300	169,846		158,615	166,056
Assets:
Risk-weighted assets (1)	$1,181,271	1,262,808		1,165,079	1,245,853		1,061,736	1,171,371		1,047,054	1,152,791
Adjusted average assets (2)	1,922,129	1,922,129		1,913,297	1,913,297		1,711,367	1,711,367		1,695,807	1,695,807
Regulatory capital ratios:
Common equity tier 1 capital (1)	11.41%	10.67	*	11.91	11.14	*	13.90	12.60	*	13.86	12.59	*
Tier 1 capital (1)	13.06	12.22	*	13.64	12.76	*	13.90	12.60	*	13.86	12.59	*
Total capital (1)	15.58	15.21	*	16.16	15.75	*	15.29	14.50	*	15.15	14.40	*
Tier 1 leverage (2)	8.03	8.03		8.31	8.31		8.62	8.62		8.56	8.56
	Wells Fargo & Company						Wells Fargo Bank, N.A.
	March 31, 2020			December 31, 2019			March 31, 2020			December 31, 2019
Supplementary leverage (3):
Total leverage exposure	$2,256,314			2,247,729			2,017,471			2,006,180
Supplementary leverage ratio	6.84%			7.07			7.31			7.24
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

(2)	The leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items.

(3)
The supplementary leverage ratio (SLR) consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.

Table 23.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of March 31, 2020, and
December 31, 2019.
Table 23.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Regulatory capital ratios:
Common equity tier 1 capital	9.000%	9.000	7.000	7.000
Tier 1 capital	10.500	10.500	8.500	8.500
Total capital	12.500	12.500	10.500	10.500
Tier 1 leverage	4.000	4.000	4.000	4.000
Supplementary leverage (2)	5.000	5.000	6.000	6.000

(1)
At March 31, 2020, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for Wells Fargo & Company include a capital conservation buffer of 2.500% and a global systemically important bank (G-SIB) surcharge of 2.000%. Only the 2.500% capital conservation buffer applies to the Bank at March 31, 2020. Effective October 1, 2020, the 2.500% capital conservation buffer will be replaced under the Standardized Approach by a stress capital buffer that will be calculated annually as part of the Comprehensive Capital Analysis and Review (CCAR).

(2)
Wells Fargo & Company is required to maintain a SLR of at least 5.000% (comprised of a 3.000% minimum requirement plus a supplementary leverage buffer of 2.000%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain a SLR of at least 6.000% to be considered well-capitalized under applicable regulatory capital adequacy guidelines.

Glossary of Acronyms

ACL	Allowance for credit losses	LCR	Liquidity coverage ratio
AFS	Available-for-sale	LHFS	Loans held for sale
ALCO	Asset/Liability Management Committee	LIBOR	London Interbank Offered Rate
ARM	Adjustable-rate mortgage	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	LOCOM	Lower of cost or fair value
ASU	Accounting Standards Update	LTV	Loan-to-value
AUA	Assets under administration	MBS	Mortgage-backed security
AUM	Assets under management	MLHFS	Mortgage loans held for sale
AVM	Automated valuation model	MSR	Mortgage servicing right
BCBS	Basel Committee on Bank Supervision	NAV	Net asset value
BHC	Bank holding company	NPA	Nonperforming asset
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CD	Certificate of deposit	OCC	Office of the Comptroller of the Currency
CDS	Credit default swaps	OCI	Other comprehensive income
CECL	Current expected credit loss	OTC	Over-the-counter
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CFPB	Consumer Financial Protection Bureau	PCD	Purchase credit-deteriorated
CLO	Collateralized loan obligation	PCI	Purchase credit-impaired
CLTV	Combined loan-to-value	PTPP	Pre-tax pre-provision profit
CPI	Collateral protection insurance	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FASB	Financial Accounting Standards Board		to average Wells Fargo common stockholders’ equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
GAAP	Generally accepted accounting principles	TDR	Troubled debt restructuring
GNMA	Government National Mortgage Association	TLAC	Total Loss Absorbing Capacity
GSE	Government-sponsored entity	VA	Department of Veterans Affairs
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA	High-quality liquid assets	VIE	Variable interest entity
HTM	Held-to-maturity	WIM	Wealth and Investment Management

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2020.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January	26,675,407	$50.40	216,240,829
February	26,845,918	47.33	189,394,911
March	21,846,195	36.26	167,548,716
Total	75,367,520

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

Dated: May 5, 2020                                                             WELLS FARGO & COMPANY

By:	/s/ Muneera S. Carr
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)