Form 10-Q
period 2020-06-30
WELLS FARGO & COMPANY/MN
filed 2020-08-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 24, 2020
Common stock, $1-2/3 par value	4,120,047,105

PART I - FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Jun 30, 2020 from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019	% Change
For the Period
Wells Fargo net income (loss)	$(2,379)	653	6,206	NM	NM	$(1,726)	12,066	NM
Wells Fargo net income (loss) applicable to common stock	(2,694)	42	5,848	NM	NM	(2,652)	11,355	NM
Diluted earnings (loss) per common share	(0.66)	0.01	1.30	NM	NM	(0.65)	2.50	NM
Profitability ratios (annualized):
Wells Fargo net income (loss) to average assets (ROA)	(0.49)%	0.13	1.31	NM	NM	(0.18)%	1.29	NM
Wells Fargo net income (loss) applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	(6.63)	0.10	13.26	NM	NM	(3.23)	12.99	NM
Return on average tangible common equity (ROTCE) (1)	(8.00)	0.12	15.78	NM	NM	(3.89)	15.47	NM
Efficiency ratio (2)	81.6	73.6	62.3	11	31	77.6	63.4	22
Total revenue	$17,836	17,717	21,584	1	(17)	$35,553	43,193	(18)
Pre-tax pre-provision profit (PTPP) (3)	3,285	4,669	8,135	(30)	(60)	7,954	15,828	(50)
Dividends declared per common share	0.51	0.51	0.45	—	13	1.02	0.90	13
Average common shares outstanding	4,105.5	4,104.8	4,469.4	—	(8)	4,105.2	4,510.2	(9)
Diluted average common shares outstanding (4)	4,105.5	4,135.3	4,495.0	(1)	(9)	4,105.2	4,540.1	(10)
Average loans	$971,266	965,046	947,460	1	3	$968,156	948,728	2
Average assets	1,948,939	1,950,659	1,900,627	—	3	1,949,799	1,891,907	3
Average total deposits	1,386,656	1,337,963	1,268,979	4	9	1,362,309	1,265,539	8
Average consumer and small business banking deposits (5)	857,943	779,521	742,671	10	16	819,791	741,171	11
Net interest margin	2.25%	2.58	2.82	(13)	(20)	2.42%	2.86	(15)
At Period End
Debt securities	$472,580	501,563	482,067	(6)	(2)	$472,580	482,067	(2)
Loans	935,155	1,009,843	949,878	(7)	(2)	935,155	949,878	(2)
Allowance for loan losses	18,926	11,263	9,692	68	95	18,926	9,692	95
Goodwill	26,385	26,381	26,415	—	—	26,385	26,415	—
Equity securities	52,494	54,047	61,537	(3)	(15)	52,494	61,537	(15)
Assets	1,968,766	1,981,349	1,923,388	(1)	2	1,968,766	1,923,388	2
Deposits	1,410,711	1,376,532	1,288,426	2	9	1,410,711	1,288,426	9
Common stockholders’ equity	159,322	162,654	177,235	(2)	(10)	159,322	177,235	(10)
Wells Fargo stockholders’ equity	179,386	182,718	199,042	(2)	(10)	179,386	199,042	(10)
Total equity	180,122	183,330	200,037	(2)	(10)	180,122	200,037	(10)
Tangible common equity (1)	131,329	134,787	148,864	(3)	(12)	131,329	148,864	(12)
Capital ratios (6):
Total equity to assets	9.15%	9.25	10.40	(1)	(12)	9.15%	10.40	(12)
Risk-based capital:
Common Equity Tier 1	10.97	10.67	11.97	3	(8)	10.97	11.97	(8)
Tier 1 capital	12.60	12.22	13.69	3	(8)	12.60	13.69	(8)
Total capital	15.29	15.21	16.75	1	(9)	15.29	16.75	(9)
Tier 1 leverage	7.95	8.03	9.12	(1)	(13)	7.95	9.12	(13)
Common shares outstanding	4,119.6	4,096.4	4,419.6	1	(7)	4,119.6	4,419.6	(7)
Book value per common share (7)	$38.67	39.71	40.10	(3)	(4)	$38.67	40.10	(4)
Tangible book value per common share (1)(7)	31.88	32.90	33.68	(3)	(5)	31.88	33.68	(5)
Team members (active, full-time equivalent)	266,300	262,800	262,800	1	1	266,300	262,800	1

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

(4)	In second quarter 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.

(5)	Consumer and small business banking deposits are total deposits excluding mortgage escrow and wholesale deposits.

(6)
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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.97 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through 7,300 locations, more than 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 31 countries and territories to support customers who conduct business in the global economy. With approximately 266,000 active, full-time equivalent team members, we serve one in three households in the United States and ranked No. 30 on Fortune’s 2020 rankings of America’s largest corporations. We ranked fourth in both assets and in the market value of our common stock among all U.S. banks at June 30, 2020.
Wells Fargo’s top priority remains meeting its regulatory requirements to build the right foundation for all that lies ahead. To do that, the Company is committing the resources necessary to ensure that we operate with the strongest business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.
In response to the COVID-19 pandemic, we have been working diligently to protect employee safety while continuing to carry out Wells Fargo’s role as a provider of critical and essential services to the public. We have taken comprehensive steps to help customers, employees and communities.
For our customers, we have suspended residential property foreclosure activities, offered fee waivers, and provided payment deferrals, among other actions. We have also rapidly expanded digital access and deployed new tools, including changes to our ATMs and mobile technology for the convenience of our customers.
For our employees, we have enabled approximately 200,000 to work remotely. For jobs that cannot be done from home, we have taken significant actions to help ensure employee safety, including adopting social distancing measures, requiring employees to wear facial coverings, and implementing an enhanced cleaning program.
To support our communities, we are directing $175 million in charitable donations from the Wells Fargo Foundation to help address food, shelter, small business and housing stability, as well as providing help to public health organizations fighting to contain the spread of COVID-19. We have also committed to donating the gross processing fees received from the Paycheck Protection Program to help small businesses impacted by the COVID-19 pandemic and will work with nonprofit organizations to provide capital, technical support, and long-term resiliency programs to small businesses with an emphasis on serving minority-owned businesses.

We have strong levels of capital and liquidity, and we remain focused on delivering for our customers and communities to get through these unprecedented times.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Due to the COVID-19 pandemic, on April 8, 2020, the FRB amended the consent order to allow the Company to exclude from the asset cap any on-balance sheet exposure resulting from loans made by the Company in connection with the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. As required under the amendment to the consent order, certain fees and other economic benefits received by the Company from loans made in connection with these programs shall be transferred to the U.S. Treasury or to non-profit organizations approved by the FRB that support small businesses. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

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

Financial Performance
Wells Fargo had a net loss of $2.4 billion in second quarter 2020 with diluted loss per common share of $0.66, compared with net income of $6.2 billion and diluted income per common share (EPS) of $1.30 a year ago. Financial performance items for second quarter 2020 compared with the same period a year ago included:

•	revenue of $17.8 billion, down $3.7 billion, with net interest income of $9.9 billion, down $2.2 billion, or 18%, and noninterest income of $8.0 billion, down $1.5 billion, or 16%;

•	a net interest margin of 2.25%, down 57 basis points;

•	provision for credit losses of $9.5 billion, up $9.0 billion;

•	noninterest expense of $14.6 billion, up $1.1 billion, or 8%;

•	an efficiency ratio of 81.6%, compared with 62.3%;

•	average loans of $971.3 billion, up $23.8 billion;

•	average deposits of $1.39 trillion, up $117.7 billion;

•	net loan charge-off rate of 0.46% (annualized) of average loans, compared with 0.28% (annualized);

•	nonaccrual loans of $7.6 billion, up $1.7 billion, or 28%; and

•	return on assets (ROA) of (0.49)% and return on equity (ROE) of (6.63)%, down from 1.31% and 13.26%, respectively.

Balance Sheet and Liquidity
Our balance sheet remained strong during second quarter 2020 with solid levels of liquidity and capital. Our total assets were $1.97 trillion at June 30, 2020. Cash and other short-term investments increased $98.4 billion from December 31, 2019, reflecting an increase in cash balances, partially offset by lower federal funds sold and securities purchased under resale agreements. Debt securities decreased $24.5 billion from December 31, 2019, predominantly due to a decrease in available-for-sale debt securities, partially offset by an increase in held-to-maturity debt securities. Loans decreased $27.1 billion from December 31, 2019, due to paydowns in real estate 1-4 family mortgage loans, credit card loans, and commercial and industrial loans, as well as the designation in second quarter 2020 of real estate 1-4 family mortgage loans as mortgage loans held for sale (MLHFS). The decrease in loans was partially offset by an increase in commercial real estate loans driven by new originations and draws on construction loans.
Average deposits in second quarter 2020 were $1.39 trillion, up $117.7 billion from second quarter 2019, on growth across the deposit gathering businesses reflecting customers’ preferences for liquidity due to the COVID-19 pandemic.

Credit Quality
Credit quality declined due to the economic impact that the COVID-19 pandemic had on our customer base.
Net loan charge-offs were $1.1 billion, or 0.46% (annualized) of average loans, in second quarter 2020, compared with $653 million a year ago (0.28%)(annualized). Our commercial portfolio net loan charge-offs were $602 million, or 44 basis points (annualized) of average commercial loans, in second quarter 2020, compared with net loan charge-offs of $165 million, or 13 basis points (annualized), a year ago, predominantly driven by increased losses in our commercial and industrial and commercial real estate loan portfolios. The increased losses in our commercial and industrial portfolio were primarily related to higher net loan charge-offs in our oil and gas portfolio. Our consumer portfolio net loan charge-offs were $511 million, or 48 basis points (annualized) of average consumer loans, in second quarter 2020, compared with net loan charge-offs of $488 million, or 45 basis points (annualized), a year ago, predominantly driven by increased losses in our residential real estate and automobile loan portfolios, partially offset by lower losses in our credit card and other revolving credit and installment loan portfolios.
The allowance for credit losses (ACL) for loans of $20.4 billion at June 30, 2020, increased $9.8 billion, compared with a year ago, and increased $10.0 billion from December 31, 2019. We had a $11.4 billion increase in the allowance for credit losses for loans in the first half of 2020, partially offset by a $1.3 billion decrease as a result of our adoption on January 1, 2020, of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial

Overview (continued)

Instruments (CECL). The allowance coverage for total loans was 2.19% at June 30, 2020, compared with 1.12% a year ago and 1.09% at December 31, 2019. The allowance covered 4.6 times annualized net loan charge-offs in second quarter 2020, compared with 4.0 times in second quarter 2019. Our provision for credit losses for loans was $9.6 billion in second quarter 2020, up from $503 million a year ago. The increase in the allowance for credit losses for loans and the provision for credit losses reflected current and forecasted economic conditions due to the COVID-19 pandemic.
Nonperforming assets (NPAs) at June 30, 2020, of $7.8 billion, increased $1.4 billion, or 22%, from March 31, 2020, and $2.2 billion, or 38%, from December 31, 2019, and represented 0.83% of total loans at June 30, 2020. Nonaccrual loans increased $1.4 billion from March 31, 2020, due to increases in commercial loans driven by the oil and gas portfolio and increases in real estate mortgage loans, as the economic impact of the COVID-19 pandemic continued to impact our customer base. Foreclosed assets decreased $57 million from March 31, 2020. For information on how we are assisting our customers in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management” section in this Report.

Capital
We maintained a solid capital position in the first half of 2020, with total equity of $180.1 billion at June 30, 2020, compared with $188.0 billion at December 31, 2019. We reduced our common shares outstanding by 14.9 million shares from December 31, 2019, through share repurchases, partially offset by issuances and conversions of preferred shares. On March 15, 2020, we, along with the other members of the Financial Services Forum (which consists of the eight largest and most diversified financial institutions headquartered in the U.S.), decided to temporarily suspend share repurchases for the remainder of the first quarter and for second quarter 2020. On June 25, 2020, the FRB announced that it was prohibiting large bank holding companies (BHCs) subject to the FRB’s capital plan rule, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB authorized certain limited exceptions to this prohibition, which are described in the “Capital Management – Capital Planning and Stress Testing” section in this Report.

In first quarter 2020, we issued $2.0 billion of Non-Cumulative Perpetual Class A Preferred Stock, Series Z. Additionally, we redeemed the remaining $1.8 billion of our Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K. We also redeemed $669 million of our Non-Cumulative Perpetual Class A Preferred Stock, Series T.
On July 28, 2020, the Company reduced its third quarter 2020 common stock dividend to $0.10 per share.
We believe an important measure of our capital strength is the Common Equity Tier 1 (CET1) ratio, which was 10.97% at June 30, 2020, down from 11.14% at December 31, 2019, but still above our internal target of 10% and the regulatory minimum of 9%. As of June 30, 2020, our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.33%, compared with the required minimum of 22.0%. Likewise, our other regulatory capital ratios remained strong. See the “Capital Management” section in this Report for more information regarding our capital, including the calculation of our regulatory capital amounts.

Earnings Performance
Wells Fargo net loss for second quarter 2020 was $2.4 billion ($0.66 diluted loss per common share), compared with net income of $6.2 billion ($1.30 diluted income per common share) in the same period a year ago. Net income decreased to a net loss in second quarter 2020, compared with the same period a year ago, due to a $2.2 billion decrease in net interest income, a $9.0 billion increase in our provision for credit losses, a $1.5 billion decrease in noninterest income, and a $1.1 billion increase in noninterest expense, partially offset by a $5.2 billion decrease in income tax expense. Net loss for the first half of 2020 was $1.7 billion, compared with net income of $12.1 billion in the same period a year ago. Net income decreased to a net loss in the first half of 2020, compared with the same period a year ago, due to a $3.2 billion decrease in net interest income, a $12.2 billion increase in our provision for credit losses, a $4.4 billion decrease in noninterest income, and a $234 million increase in noninterest expense, partially offset by a $5.9 billion decrease in income tax expense.

Revenue, the sum of net interest income and noninterest income, was $17.8 billion in second quarter 2020, compared with $21.6 billion in the same period a year ago. Revenue for the first half of 2020 was $35.6 billion, compared with $43.2 billion in the same period a year ago. Net interest income represented 55% of revenue in second quarter 2020, compared with 56% in the same period a year ago, and 60% of revenue in the first half of 2020, compared with 57% in the same period a year ago. Noninterest income represented 45% of revenue in second quarter 2020, compared with 44% in the same period a year ago, and 40% of revenue in the first half of 2020, compared with 43% in the same period a year ago.

Earnings Performance (continued)

Net Interest Income
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ending June 30, 2020 and 2019.
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
Net interest income on a taxable-equivalent basis was $10.0 billion and $21.5 billion in the second quarter and first half of 2020, respectively, compared with $12.3 billion and $24.7 billion for the same periods a year ago. Net interest margin on a taxable-equivalent basis was 2.25% and 2.42% in the second quarter and first half of 2020, respectively, compared with 2.82% and 2.86% for the same periods a year ago. The decrease in net interest income and net interest margin in the second quarter and first half of 2020, compared with the same periods a year ago, was driven by unfavorable impacts of repricing due to lower market rates and changes in mix of earning assets and funding sources, including sales of high yielding Pick-a-Pay loans in 2019.
Average earning assets increased $40.0 billion in second quarter 2020, compared with the same period a year ago. The change was driven by increases in:

•	average interest-earning deposits with banks of $35.3 billion;

•	average loans of $23.8 billion;

•	average mortgage loans held for sale of $7.5 billion; and

•	other earning assets of $3.0 billion;
partially offset by decreases in:

•	average federal funds sold and securities purchased under resale agreements of $21.7 billion; and

•	average equity securities of $7.8 billion.

Average earning assets increased $44.9 billion in the first half of 2020, compared with the same period a year ago. The change was driven by increases in:

•	average loans of $19.4 billion;

•	average interest-earning deposits with banks of $12.0 billion;

•	average mortgage loans held for sale of $7.0 billion;

•	average debt securities of $4.2 billion;

•	other earning assets of $3.0 billion; and

•	average federal funds sold and securities purchased under resale agreements of $1.1 billion;
partially offset by decreases in:

•	average equity securities of $1.7 billion.

Deposits are an important low-cost source of funding and affect both net interest income and the net interest margin. Deposits include noninterest-bearing deposits, interest-bearing checking, market rate and other savings, savings certificates, other time deposits, and deposits in non-U.S. offices. Average deposits were $1.39 trillion and $1.36 trillion in the second quarter and first half of 2020, respectively, compared with $1.27 trillion for both the second quarter and first half of 2019, and represented 143% of average loans in second quarter 2020 and 141% in the first half of 2020, compared with 134% in second quarter 2019 and 133% in the first half of 2019. Average deposits were 78% and 76% of average earning assets in the second quarter and first half of 2020, compared with 73% in both periods a year ago. The average deposit cost for second quarter 2020 was 17 basis points, down 53 basis points from a year ago, reflecting the lower interest rate environment.

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
			2020			2019
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$176,327	0.12%	$51	141,045	2.33%	$819
Federal funds sold and securities purchased under resale agreements	76,384	0.01	2	98,130	2.44	598
Debt securities (2):
Trading debt securities	96,049	2.76	663	86,514	3.45	746
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	9,452	0.83	19	15,402	2.21	85
Securities of U.S. states and political subdivisions	35,728	2.98	267	45,769	4.02	460
Mortgage-backed securities:
Federal agencies	143,600	2.33	837	149,761	2.99	1,120
Residential and commercial	4,433	2.27	25	5,562	4.02	56
Total mortgage-backed securities	148,033	2.33	862	155,323	3.03	1,176
Other debt securities	39,231	2.75	268	45,063	4.40	494
Total available-for-sale debt securities	232,444	2.44	1,416	261,557	3.39	2,215
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	48,574	2.14	258	44,762	2.19	244
Securities of U.S. states and political subdivisions	14,168	3.81	135	6,958	4.06	71
Federal agency and other mortgage-backed securities	104,047	2.21	575	95,506	2.64	632
Other debt securities	15	2.58	—	58	3.86	—
Total held-to-maturity debt securities	166,804	2.33	968	147,284	2.57	947
Total debt securities	495,297	2.46	3,047	495,355	3.16	3,908
Mortgage loans held for sale (3)	25,960	3.55	230	18,464	4.22	195
Loans held for sale (3)	1,650	1.87	7	1,642	4.80	20
Loans:
Commercial loans:
Commercial and industrial – U.S.	310,104	2.58	1,990	285,084	4.47	3,176
Commercial and industrial – Non-U.S.	72,241	2.48	445	62,905	3.90	611
Real estate mortgage	123,525	3.03	930	121,869	4.58	1,390
Real estate construction	21,361	3.37	179	21,568	5.36	288
Lease financing	18,087	4.34	196	19,133	4.71	226
Total commercial loans	545,318	2.76	3,740	510,559	4.47	5,691
Consumer loans:
Real estate 1-4 family first mortgage	280,878	3.44	2,414	286,169	3.88	2,776
Real estate 1-4 family junior lien mortgage	27,700	4.24	292	32,609	5.75	468
Credit card	36,539	10.78	979	38,154	12.65	1,204
Automobile	48,441	4.99	601	45,179	5.23	589
Other revolving credit and installment	32,390	5.45	440	34,790	7.12	617
Total consumer loans	425,948	4.45	4,726	436,901	5.18	5,654
Total loans (3)	971,266	3.50	8,466	947,460	4.80	11,345
Equity securities	27,417	1.70	117	35,215	2.70	237
Other	7,715	(0.02)	—	4,693	1.76	20
Total earning assets	$1,782,016	2.68%	$11,920	1,742,004	3.94%	$17,142
Funding sources
Deposits:
Interest-bearing checking	$53,592	0.07%	$9	57,549	1.46%	$210
Market rate and other savings	799,949	0.16	311	690,677	0.59	1,009
Savings certificates	27,051	1.11	75	30,620	1.62	124
Other time deposits	59,920	1.01	149	96,887	2.61	630
Deposits in non-U.S. offices	37,682	0.44	41	51,875	1.86	240
Total interest-bearing deposits	978,194	0.24	585	927,608	0.96	2,213
Short-term borrowings	63,535	(0.10)	(17)	114,754	2.26	646
Long-term debt	232,395	2.13	1,237	236,734	3.21	1,900
Other liabilities	29,947	1.53	116	24,314	2.18	132
Total interest-bearing liabilities	1,304,071	0.59	1,921	1,303,410	1.50	4,891
Portion of noninterest-bearing funding sources	477,945	—	—	438,594	—	—
Total funding sources	$1,782,016	0.43	1,921	1,742,004	1.12	4,891
Net interest margin and net interest income on a taxable-equivalent basis (4)		2.25%	$9,999		2.82%	$12,251
Noninterest-earning assets
Cash and due from banks	$21,227			19,475
Goodwill	26,384			26,415
Other	119,312			112,733
Total noninterest-earning assets	$166,923			158,623
Noninterest-bearing funding sources
Deposits	$408,462			341,371
Other liabilities	52,298			56,161
Total equity	184,108			199,685
Noninterest-bearing funding sources used to fund earning assets	(477,945)			(438,594)
Net noninterest-bearing funding sources	$166,923			158,623
Total assets	$1,948,939			1,900,627

Average prime rate		3.25%			5.50%
Average three-month London Interbank Offered Rate (LIBOR)		0.60			2.51

(1)	Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(2)
Yields/rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.

(3)	Nonaccrual loans and related income are included in their respective loan categories.

(4)
Includes taxable-equivalent adjustments of $119 million and $156 million for the quarters ended June 30, 2020 and 2019, respectively, and $259 million and $318 million for the first half of 2020 and 2019, respectively, predominantly related to tax-exempt income on certain loans and securities.

	Six months ended June 30,
			2020			2019
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$152,924	0.57%	$432	140,915	2.33%	$1,629
Federal funds sold and securities purchased under resale agreements	91,969	0.84	382	90,875	2.42	1,093
Debt securities (2):
Trading debt securities	98,556	2.91	1,433	87,938	3.52	1,544
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	10,116	1.14	57	14,740	2.18	159
Securities of U.S. states and political subdivisions	37,340	3.22	601	47,049	4.02	946
Mortgage-backed securities:
Federal agencies	151,119	2.51	1,899	150,623	3.04	2,293
Residential and commercial	4,540	2.55	58	5,772	4.17	120
Total mortgage-backed securities	155,659	2.51	1,957	156,395	3.09	2,413
Other debt securities	39,386	3.11	611	45,920	4.43	1,011
Total available-for-sale debt securities	242,501	2.66	3,226	264,104	3.44	4,529
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	47,255	2.17	509	44,758	2.20	487
Securities of U.S. states and political subdivisions	13,852	3.82	265	6,560	4.05	133
Federal agency and other mortgage-backed securities	101,221	2.38	1,203	95,753	2.69	1,288
Other debt securities	20	2.90	—	60	3.91	1
Total held-to-maturity debt securities	162,348	2.44	1,977	147,131	2.60	1,909
Total debt securities	503,405	2.64	6,636	499,173	3.20	7,982
Mortgage loans held for sale (3)	23,161	3.69	427	16,193	4.28	347
Loans held for sale (3)	1,567	2.49	19	1,752	5.04	44
Loans:
Commercial loans:
Commercial and industrial – U.S.	299,303	3.05	4,536	285,827	4.47	6,345
Commercial and industrial – Non U.S.	71,451	2.82	1,001	62,863	3.90	1,215
Real estate mortgage	122,656	3.47	2,117	121,644	4.58	2,763
Real estate construction	20,819	3.94	408	21,999	5.40	589
Lease financing	18,687	4.37	408	19,261	4.66	450
Total commercial loans	532,916	3.19	8,470	511,594	4.48	11,362
Consumer loans:
Real estate 1-4 family first mortgage	287,217	3.53	5,064	285,694	3.92	5,597
Real estate 1-4 family junior lien mortgage	28,303	4.70	662	33,197	5.75	949
Credit card	38,147	11.53	2,186	38,168	12.76	2,416
Automobile	48,350	4.98	1,197	45,007	5.21	1,163
Other revolving credit and installment	33,223	5.89	974	35,068	7.13	1,240
Total consumer loans	435,240	4.65	10,083	437,134	5.22	11,365
Total loans (3)	968,156	3.85	18,553	948,728	4.82	22,727
Equity securities	32,475	2.00	325	34,154	2.63	448
Other	7,573	0.37	14	4,555	1.69	38
Total earning assets	$1,781,230	3.02%	$26,788	1,736,345	3.97%	$34,308
Funding sources
Deposits:
Interest-bearing checking	$58,339	0.50%	$144	56,905	1.44%	$407
Market rate and other savings	781,044	0.33	1,289	689,628	0.54	1,856
Savings certificates	28,575	1.30	185	27,940	1.46	202
Other time deposits	70,949	1.43	505	97,356	2.64	1,275
Deposits in non-U.S. offices	45,508	0.90	204	53,649	1.88	499
Total interest-bearing deposits	984,415	0.48	2,327	925,478	0.92	4,239
Short-term borrowings	83,256	0.66	275	111,719	2.24	1,243
Long-term debt	230,699	2.15	2,477	234,963	3.27	3,827
Other liabilities	30,073	1.71	258	24,801	2.23	275
Total interest-bearing liabilities	1,328,443	0.81	5,337	1,296,961	1.49	9,584
Portion of noninterest-bearing funding sources	452,787	—	—	439,384	—	—
Total funding sources	$1,781,230	0.60	5,337	1,736,345	1.11	9,584
Net interest margin and net interest income on a taxable-equivalent basis (4)		2.42%	$21,451		2.86%	$24,724
Noninterest-earning assets
Cash and due from banks	$20,899			19,544
Goodwill	26,386			26,417
Other	121,284			109,601
Total noninterest-earning assets	$168,569			155,562
Noninterest-bearing funding sources
Deposits	$377,894			340,061
Other liabilities	57,323			55,864
Total equity	186,139			199,021
Noninterest-bearing funding sources used to fund earning assets	(452,787)			(439,384)
Net noninterest-bearing funding sources	$168,569			155,562
Total assets	$1,949,799			1,891,907

Average prime rate		3.82%			5.50%
Average three-month London Interbank Offered Rate (LIBOR)		1.07			2.60

Noninterest Income
Table 2: Noninterest Income

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Service charges on deposit accounts	$930	1,206	(23)%	$2,139	2,300	(7)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,117	2,318	(9)	4,599	4,511	2
Trust and investment management	687	795	(14)	1,388	1,581	(12)
Investment banking	547	455	20	938	849	10
Total trust and investment fees	3,351	3,568	(6)	6,925	6,941	—
Card fees	797	1,025	(22)	1,689	1,969	(14)
Other fees:
Lending related charges and fees	303	349	(13)	631	696	(9)
Cash network fees	88	117	(25)	194	226	(14)
Commercial real estate brokerage commissions	—	105	(100)	1	186	(99)
Wire transfer and other remittance fees	99	121	(18)	209	234	(11)
All other fees	88	108	(19)	175	228	(23)
Total other fees	578	800	(28)	1,210	1,570	(23)
Mortgage banking:
Servicing income, net	(689)	277	NM	(418)	641	NM
Net gains on mortgage loan origination/sales activities	1,006	481	109	1,114	825	35
Total mortgage banking	317	758	(58)	696	1,466	(53)
Net gains from trading activities	807	229	252	871	586	49
Net gains on debt securities	212	20	960	449	145	210
Net gains (losses) from equity securities	533	622	(14)	(868)	1,436	NM
Lease income	334	424	(21)	686	867	(21)
Life insurance investment income	163	167	(2)	324	326	(1)
All other (1)	(66)	670	NM	240	1,181	(80)
Total	$7,956	9,489	(16)	$14,361	18,787	(24)
NM – Not meaningful

(1)	In second quarter 2020, insurance income was reclassified to all other noninterest income. Prior period balances have been revised to conform with the current period presentation.
Noninterest income decreased $1.5 billion and $4.4 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to overall lower income driven by the economic impact of the COVID-19 pandemic. For more information on the nature of services performed for certain of our revenues discussed below, see Note 18 (Revenue from Contracts with Customers) to Financial Statements in this Report.
Service charges on deposit accounts decreased $276 million and $161 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to lower customer transaction volumes and higher average account balances. We have provided certain fee waivers and reversals to support customers during the COVID-19 pandemic, which also negatively impacted income from service charges on deposit accounts.
Brokerage advisory, commissions and other fees decreased $201 million in second quarter 2020, compared with the same period a year ago, due to lower asset-based fees and lower transactional revenue. Brokerage advisory, commissions and other fees increased $88 million in the first half of 2020, compared with the same period a year ago, due to higher asset-based fees. Asset-based fees include fees from advisory accounts that are based on a percentage of the market value of the assets as of the beginning of the quarter. All retail brokerage services are provided by our Wealth and Investment Management (WIM) operating segment. For additional information on retail brokerage client assets, including asset composition, see the “Operating Segment Results – Wealth and Investment Management – Retail Brokerage Client Assets” section in this Report.
Trust and investment management fees decreased $108 million and $193 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by lower trust fees due to the sale of our Institutional Retirement and Trust (IRT) business in 2019.
Our assets under management (AUM) totaled $766.6 billion at June 30, 2020, compared with $682.0 billion at June 30, 2019. Substantially all of our AUM is managed by our WIM operating segment. Our assets under administration (AUA) totaled $1.7 trillion at June 30, 2020 and $1.8 trillion at June 30, 2019. Management believes that AUM and AUA are useful metrics because they allow investors and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
Our AUM and AUA included IRT client assets of $21 billion and $730 billion, respectively, at June 30, 2020, which we continue to administer at the direction of the buyer pursuant to a transition services agreement that will terminate no later than July 2021.
Additional information regarding our WIM operating segment AUM is provided in Table 4f and the related discussion in the “Operating Segment Results – Wealth and Investment

Earnings Performance (continued)

Management – Trust and Investment Client Assets Under Management” section in this Report.
Card fees decreased $228 million and $280 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in the second quarter and first half of 2020, compared with the same periods a year ago, was due to lower interchange fees driven by decreased purchase volume due to the impact of the COVID-19 pandemic, and higher fee waivers as part of our actions to support customers during the COVID-19 pandemic, partially offset by lower rewards costs.
Other fees decreased $222 million and $360 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by a decline in commission fees as a result of the sale of our commercial real estate brokerage business, Eastdil Secured (Eastdil), in fourth quarter 2019, and lower business payroll income due to the sale of our Business Payroll Services business in first quarter 2019. Additionally, we waived or reversed certain lending related charges or fees as part of our actions to support customers during the COVID-19 pandemic, which also negatively impacted other fees.
Mortgage banking noninterest income, consisting of net servicing income and net gains on mortgage loan origination/ sales activities, decreased $441 million and $770 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. For more information, see Note 11 (Mortgage Banking Activities) to Financial Statements in this Report.
Our portfolio of loans serviced for others was $1.6 trillion at both June 30, 2020, and December 31, 2019. At June 30, 2020, the ratio of combined residential and commercial mortgage servicing rights (MSRs) to related loans serviced for others was 0.52%, compared with 0.79% at December 31, 2019.
Net servicing income decreased $1.0 billion and $1.1 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in net servicing income in the second quarter and first half of 2020, compared with the same periods a year ago, was driven by MSR valuation losses, net of hedge results, reflecting higher expected servicing costs and updates to other valuation model assumptions affecting prepayment estimates that are independent of interest rate changes, such as changes in home prices and in customer credit profiles. The decrease in net servicing income in the second quarter and first half of 2020 also reflected continued prepayments and the impacts of customer accommodations associated with the COVID-19 pandemic. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information regarding our MSRs risks and hedging approach.
Net gains on mortgage loan origination/sales activities increased $525 million and $289 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to higher residential real estate held for sale origination volumes and margins.
The production margin on residential held for sale mortgage loan originations, which represents net gains on residential mortgage loan origination/sales activities divided by total residential held for sale mortgage loan originations, provides a measure of the profitability of our residential mortgage origination activity. The increase in the production margin in the second quarter and first half of 2020, compared with the same periods a year ago, was due to higher margins in both our retail and correspondent production channels, as well as a shift to more retail origination volume, which has a higher margin. Table 2a presents the information used in determining the production margin.

Table 2a Selected Mortgage Production Data

		Quarter ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$866	322	$1,226	554
Commercial		83	83	106	130
Residential pipeline and unsold/repurchased loan management (1)		57	76	(218)	141
Total		$1,006	481	$1,114	825
Application data (in billions):
Mortgage applications		$84	90	192	154
First mortgage unclosed pipeline (2)		50	44	50	44
Residential real estate originations (in billions):
Held for sale	(B)	$43	33	$76	55
Held for investment		16	20	31	31
Total		$59	53	$107	86
Production margin on residential held for sale mortgage loan originations	(A)/(B)	2.04%	0.98	1.61%	1.01%

(1)
Predominantly Includes the results of Government National Mortgage Association (GNMA) loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.

(2)	Balances presented are as of June 30, 2020 and 2019.
Net gains from trading activities, which reflect unrealized changes in fair value of our trading positions and realized gains and losses, increased $578 million and $285 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The increase in the second quarter and first half of 2020, compared with the same periods a year ago, reflected trading volatility created by the COVID-19 pandemic. The increase in second quarter 2020, compared with the same period a year ago, also reflected higher gains driven by market liquidity and improvements in the energy sector, as well as increased demand for interest rate products due to lower interest rates. The increase in the first half of 2020, compared with the same period a year ago, also reflected higher income driven by demand for interest rate products due to lower interest rates, as well as higher equities and credit trading volume, partially offset by lower income from wider credit spreads and lower trading volumes in asset-backed securities. Net gains from trading activities exclude interest and dividend income and expense on trading securities, which are reported within interest income from debt and equity securities and other interest income. For additional information about trading activities, see the “Risk Management – Asset/Liability Management – Market Risk-Trading Activities” section and Note 4 (Trading Activities) to Financial Statements in this Report.
Net gains from debt securities increased $192 million and $304 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, reflecting higher gains from the sale of agency mortgage-backed securities (MBS).
Net gains from equity securities decreased $89 million and $2.3 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by changes in the value of deferred compensation plan investments (largely offset in personnel expense) and higher unrealized losses. The decrease in the first half of 2020, compared with the same period a year ago, also included a $1.0 billion impairment on equity securities. Table 3a presents results for our deferred compensation plan and related investments.
Lease income decreased $90 million and $181 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by reductions in the size of the equipment leasing portfolio.
All other income decreased $736 million and $941 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. All other income includes insurance income, income or losses from equity method investments, including low-income housing tax credit investments (excluding related tax credits recorded in income tax expense), foreign currency adjustments and related hedges of foreign currency risks, and certain economic hedges. The decrease in the second quarter and first half of 2020, compared with the same periods a year ago, was driven by higher income in the second quarter and first half of 2019 from gains on the sales of purchased credit-impaired (PCI) loans, as well as lower equity method investments income in the second quarter and first half of 2020, partially offset by gains on the sales of loans reclassified to held for sale in 2019 and sold in the second quarter and first half of 2020. The decrease in the first half of 2020, compared with the same period a year ago, also reflected a pre-tax gain on the sale of our Business Payroll Services business in first quarter 2019, partially offset by transition services fees in the first half of 2020 associated with the sale of our IRT business.
Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended June 30,		%	Six months ended June 30,		%
(in millions)	2020	2019	Change	2020	2019	Change
Personnel (1)	$8,911	8,474	5%	$17,225	17,682	(3)%
Technology and equipment (1)	562	641	(12)	1,268	1,335	(5)
Occupancy (2)	871	719	21	1,586	1,436	10
Core deposit and other intangibles	22	27	(19)	45	55	(18)
FDIC and other deposit assessments	165	144	15	283	303	(7)
Operating losses	1,219	247	394	1,683	485	247
Outside professional services	758	821	(8)	1,485	1,499	(1)
Contract services (1)	634	590	7	1,219	1,120	9
Leases (3)	244	311	(22)	504	597	(16)
Advertising and promotion	137	329	(58)	318	566	(44)
Outside data processing	142	175	(19)	307	342	(10)
Travel and entertainment	15	163	(91)	108	310	(65)
Postage, stationery and supplies	108	119	(9)	237	241	(2)
Telecommunications	110	93	18	202	184	10
Foreclosed assets	23	35	(34)	52	72	(28)
Insurance	25	25	—	50	50	—
All other	605	536	13	1,027	1,088	(6)
Total	$14,551	13,449	8	$27,599	27,365	1

(1)
In second quarter 2020, personnel-related expenses were combined into a single line item, and expenses for cloud computing services were reclassified from contract services expense to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

(2)Represents expenses for both leased and owned properties.

(3)	Represents expenses for assets we lease to customers.
Noninterest expense increased $1.1 billion and $234 million in the second quarter and first half of 2020, compared with the same periods a year ago, predominantly driven by higher operating losses and occupancy expense.
Personnel expense increased $437 million in second quarter 2020, compared with the same period a year ago, and decreased $457 million in the first half of 2020, compared with the same period a year ago. The increase in second quarter 2020, compared with the same period a year ago, was driven by higher deferred compensation expense (offset in net gains from equity securities), and higher salaries expense. The decrease in the first half of 2020, compared with the same period a year ago, was driven by lower deferred compensation expense (offset in net losses from equity securities), partially offset by an increase in salaries and employee benefits expense. The second quarter and first half of 2020 also reflected higher salaries driven by annual salary increases and higher staffing levels, as well as increased employee benefits and incentive compensation expense related to the COVID-19 pandemic, including additional payments for certain customer-facing and support employees and back-up childcare services.
Table 3a presents results for our deferred compensation plan and related hedges. Historically, we used equity securities as economic hedges of our deferred compensation plan liabilities. Changes in the fair value of the equity securities used as economic hedges were recorded in net gains (losses) from equity securities within noninterest income. In second quarter 2020, we entered into arrangements to transition our economic hedges from equity securities to derivative instruments. Changes in fair value of derivatives used as economic hedges are presented within the same financial statement line as the related business activity being hedged. As a result of this transition, we presented the net gains/(losses) on derivatives from economic hedges on the deferred compensation plan liabilities in personnel expense. For additional information on the derivatives used in the economic hedges, see Note 15 (Derivatives) to Financial Statements in this Report.

Earnings Performance (continued)

Table 3a: Deferred Compensation and Related Hedges

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net interest income	$3	18	$15	31
Net gains (losses) from equity securities	346	87	(275)	432
Total revenue (losses) from deferred compensation plan investments	349	105	(260)	463
Change in deferred compensation plan liabilities	490	114	(108)	471
Net derivative (gains) losses from economic hedges of deferred compensation	(141)	—	(141)	—
Personnel expense	349	114	(249)	471
Income (loss) before income tax expense	$—	(9)	$(11)	(8)
Occupancy expense increased $152 million and $150 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to additional cleaning fees, supplies, and equipment expenses related to the COVID-19 pandemic.
Operating losses increased $1.0 billion and $1.2 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to higher litigation and customer remediation accruals. The increase in customer remediation accruals reflected expansions of the population of affected customers, remediation payments, and/or remediation time frames for a variety of matters.
Outside professional and contract services expense decreased $19 million in second quarter 2020, compared with the same period a year ago, and increased $85 million in the first half of 2020, compared with the same period a year ago. The decrease in second quarter 2020, compared with the same period a year ago, was due to lower legal expenses and reduced project spending. The increase in the first half of 2020, compared with the same period a year ago, was due to an increase in project spending, partially offset by lower legal expenses.
Advertising and promotion expense decreased $192 million and $248 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by decreases in marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.
Travel and entertainment expense decreased $148 million and $202 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by a reduction in business travel and company events due to ongoing expense management initiatives, as well as the impact of the COVID-19 pandemic.

All other expense increased $69 million in second quarter 2020, compared with the same period a year ago, and decreased $61 million in the first half of 2020, compared with the same period a year ago. The increase in second quarter 2020, compared with the same period a year ago, was due to higher pension plan settlement expenses and lower gains on the extinguishment of debt, partially offset by a reduction in the insurance claims reserve and lower pension benefit plan expenses. The decrease in the first half of 2020, compared with the same period a year ago, was due to a reduction in the insurance claims reserve and lower pension benefit plan expenses, partially offset by higher pension plan settlement expenses.

Income Tax Expense
Income tax benefit was $3.9 billion and $3.8 billion in the second quarter and first half of 2020, respectively, compared with income tax expense of $1.3 billion and $2.2 billion in the same periods a year ago. The decrease in income tax expense to an income tax benefit in both the second quarter and first half of 2020, compared with the same periods a year ago, was driven by lower income. Our effective income tax rate was 62.2% and 68.5% for the second quarter and first half of 2020, respectively, compared with 17.3% and 15.3% for the same periods a year ago. The higher rate in second quarter 2020, compared with the same period a year ago, reflected the impact of annual income tax benefits, primarily tax credits, driven by the reported pre-tax loss, and included net discrete income tax benefits of $98 million predominantly related to the resolution of prior period U.S. federal income tax matters.

Operating Segment Results
As of June 30, 2020, we were organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These segments are defined by product type and customer segment and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. On February 11, 2020, we announced a new organizational structure with five principal lines of business: Consumer and Small Business Banking; Consumer Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. This new organizational structure is intended to help drive operating, control, and business performance. In July 2020, the Company completed the transition to this new organizational structure, including finalizing leadership for these principal business lines and aligning management reporting and allocation methodologies. These changes will not impact the consolidated financial results of the Company. Accordingly, we will update our operating segment disclosures, including comparative financial results, in third quarter 2020. Table 4 and the following discussion present our results by operating segment. For additional description of our operating segments, including additional financial information and the underlying management reporting process, see Note 22 (Operating Segments) to Financial Statements in this Report.
We perform a goodwill impairment assessment annually in the fourth quarter. However, in second quarter 2020, we performed another interim, quantitative impairment assessment of our goodwill given deteriorated macroeconomic conditions from the impact of the COVID-19 pandemic. These market conditions led to a sharp decline in share prices for Wells Fargo and other companies across many industries. As part of our interim assessment, we updated our assumptions used in both the income and market approaches for estimating fair values of our reporting units. The update to assumptions incorporated current market-based information such as price-earnings information and a regular update to our internal enterprise-wide forecasts, which reflected lower interest rates and higher expected credit losses, as well as a weaker macroeconomic outlook.
Since our annual assessment, we have observed declines in the fair values of our reporting units and the amount of excess fair value over the carrying amount of our reporting units; however, we did not have evidence of goodwill impairment as of June 30, 2020. The fair value of each reporting unit exceeded its corresponding carrying amount by 18% or higher. The estimated fair value of our corporate and investment banking reporting unit, included within the Wholesale Banking operating segment, increased in second quarter 2020 as it reflected recent updates in price-earnings information used in our market approach valuations. The increase in fair value resulted in significant excess fair value over the carrying amount for the reporting unit compared with the prior quarter.
The aggregate fair value of our reporting units exceeded our market capitalization as of June 30, 2020. Our individual reporting unit fair values cannot be directly correlated to the Company’s market capitalization. However, we considered several factors in the comparison of aggregate fair value to market capitalization, including (i) control premiums adjusted for the current market environment, which include synergies that may not be reflected in current market pricing, (ii) degree of complexity and execution risk at the reporting unit level compared with the enterprise level, and (iii) issues or risks related to the Company level that may not be included in the fair value of the individual reporting units. Given the uncertainty of the severity or length of the current economic downturn, we will continue to monitor our performance against our internal forecasts as well as market conditions for circumstances that could have a further negative effect on the estimated fair values of our reporting units.
In connection with the planned change to our operating segment disclosures, we will realign our goodwill to the reporting units that underlie our operating segments, which could impact the results of our goodwill impairment assessment. We will reassess goodwill for impairment at the time of the realignment. For additional information about goodwill, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
balance sheet data in billions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended June 30,
Revenue	$8,766	11,805	6,563	7,065	3,660	4,050	(1,153)	(1,336)	17,836	21,584
Provision (reversal of provision) for credit losses	3,378	479	6,028	28	257	(1)	(129)	(3)	9,534	503
Net income (loss)	(331)	3,147	(2,143)	2,789	180	602	(85)	(332)	(2,379)	6,206
Average loans	$449.3	457.7	504.3	474.0	78.7	75.0	(61.0)	(59.2)	971.3	947.5
Average deposits	848.5	777.6	441.2	410.4	171.8	143.5	(74.8)	(62.5)	1,386.7	1,269.0
Goodwill	16.7	16.7	8.4	8.4	1.3	1.3	—	—	26.4	26.4
Six months ended June 30,
Revenue	$18,262	23,555	12,380	14,176	7,375	8,129	(2,464)	(2,667)	35,553	43,193
Provision (reversal of provision) for credit losses	5,096	1,189	8,316	162	265	3	(138)	(6)	13,539	1,348
Net income (loss)	(176)	5,970	(1,832)	5,559	643	1,179	(361)	(642)	(1,726)	12,066
Average loans	$456.0	457.9	494.4	475.2	78.6	74.7	(60.8)	(59.1)	968.2	948.7
Average deposits	823.5	771.6	448.9	410.1	161.6	148.3	(71.7)	(64.5)	1,362.3	1,265.5
Goodwill	16.7	16.7	8.4	8.4	1.3	1.3	—	—	26.4	26.4

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
Table 4a: Community Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$5,699	7,066	(19)%	$12,486	14,314	(13)%
Noninterest income:
Service charges on deposit accounts	419	704	(40)	1,119	1,314	(15)
Trust and investment fees:
Brokerage advisory, commissions and other fees (1)	433	480	(10)	951	929	2
Trust and investment management (1)	174	199	(13)	368	409	(10)
Investment banking (2)	(67)	(18)	NM	(166)	(38)	NM
Total trust and investment fees	540	661	(18)	1,153	1,300	(11)
Card fees	732	929	(21)	1,541	1,787	(14)
Other fees	247	335	(26)	532	667	(20)
Mortgage banking	253	655	(61)	593	1,296	(54)
Net gains (losses) from trading activities	6	(11)	155	35	(6)	683
Net gains on debt securities	123	15	720	317	52	510
Net gains (losses) from equity securities (3)	388	471	(18)	(640)	1,072	NM
Other (4)	359	980	(63)	1,126	1,759	(36)
Total noninterest income	3,067	4,739	(35)	5,776	9,241	(37)

Total revenue	8,766	11,805	(26)	18,262	23,555	(22)

Provision for credit losses	3,378	479	605	5,096	1,189	329
Noninterest expense:
Personnel	5,992	5,436	10	11,447	11,417	—
Technology and equipment (4)	648	614	6	1,335	1,283	4
Occupancy	685	542	26	1,214	1,084	12
Core deposit and other intangibles	—	—	—	1	1	—
FDIC and other deposit assessments	112	94	19	180	200	(10)
Outside professional services	460	387	19	902	703	28
Operating losses	1,037	197	426	1,491	416	258
Other (4)	(588)	(58)	NM	(1,108)	(203)	NM
Total noninterest expense	8,346	7,212	16	15,462	14,901	4
Income (loss) before income tax expense and noncontrolling interests	(2,958)	4,114	NM	(2,296)	7,465	NM
Income tax expense (benefit)	(2,666)	838	NM	(2,022)	1,262	NM
Less: Net income (loss) from noncontrolling interests (5)	39	129	(70)	(98)	233	NM
Net income (loss)	$(331)	3,147	NM	$(176)	5,970	NM
Average loans	$449.3	457.7	(2)	$456.0	457.9	—
Average deposits	848.5	777.6	9	823.5	771.6	7
NM – Not meaningful

(1)	Represents income on products and services for WIM customers served through Community Banking distribution channels which is eliminated in consolidation.

(2)
Includes underwriting fees paid to Wells Fargo Securities for services related to the issuance of our corporate securities which are offset in our Wholesale Banking segment and eliminated in consolidation.

(3)	Primarily represents gains resulting from venture capital investments.

(4)
In second quarter 2020, insurance income was reclassified to other noninterest income, and expenses for cloud computing services were reclassified from contract services expense (within other noninterest expense) to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

(5)	Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Community Banking reported a net loss of $331 million in second quarter 2020, compared with net income of $3.1 billion in the same period a year ago, and reported a net loss of $176 million in the first half of 2020, compared with net income of $6.0 billion in the same period a year ago.
Revenue decreased $3.0 billion and $5.3 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in the second quarter and first half of 2020, compared with the same periods a year ago, was driven by lower net interest income reflecting the lower interest rate environment and lower noninterest income reflecting lower fees from reduced consumer spending and transaction activity due to the impact of the COVID-19 pandemic, partially offset by higher net gains on debt securities. The decrease in the first half of 2020, compared with the same period a year ago, also reflected net losses on equity securities (including lower deferred compensation plan investment results, which were largely offset in personnel expense).
The provision for credit losses increased $2.9 billion and $3.9 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to increases in the allowance for credit losses reflecting current and forecasted economic conditions due to the impact of the COVID-19 pandemic.
Noninterest expense increased $1.1 billion and $561 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The increase in the second quarter and first half of 2020, compared with the same periods a year ago, was due to higher operating losses, occupancy expense, outside professional services expense, and technology and equipment expense, partially offset by lower other expenses. The increase in second quarter 2020, compared with the same period a year ago, also reflected higher personnel expense.

Average loans decreased $8.4 billion and $1.9 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in second quarter 2020, compared with the same period a year ago, was driven by lower real estate 1-4 family first mortgage loans and lower junior lien mortgage loans, partially offset by higher commercial loans. The decrease in the first half of 2020, compared with the same period a year ago, was due to lower junior lien mortgage loans, partially offset by higher automobile loans.
Average deposits increased $70.9 billion and $51.9 billion, in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by customers’ preferences for liquidity due to the COVID-19 pandemic.

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
Table 4b: Wholesale Banking

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$3,891	4,535	(14)%	$8,027	9,069	(11)%
Noninterest income:
Service charges on deposit accounts	511	502	2	1,019	985	3
Trust and investment fees:
Brokerage advisory, commissions and other fees	79	74	7	169	152	11
Trust and investment management	130	117	11	261	231	13
Investment banking	614	475	29	1,104	887	24
Total trust and investment fees	823	666	24	1,534	1,270	21
Card fees	65	95	(32)	148	181	(18)
Other fees	330	464	(29)	676	901	(25)
Mortgage banking	65	104	(38)	105	172	(39)
Net gains from trading activities	794	226	251	835	559	49
Net gains on debt securities	89	5	NM	132	93	42
Net gains (losses) from equity securities	(16)	116	NM	(111)	193	NM
Other (1)	11	352	(97)	15	753	(98)
Total noninterest income	2,672	2,530	6	4,353	5,107	(15)

Total revenue	6,563	7,065	(7)	12,380	14,176	(13)

Provision for credit losses	6,028	28	NM	8,316	162	NM
Noninterest expense:
Personnel	1,311	1,384	(5)	2,694	2,894	(7)
Technology and equipment (1)	8	13	(38)	19	26	(27)
Occupancy	106	96	10	210	191	10
Core deposit and other intangibles	19	23	(17)	38	47	(19)
FDIC and other deposit assessments	45	44	2	89	89	—
Outside professional services	124	231	(46)	225	415	(46)
Operating losses	173	10	NM	177	11	NM
Other (1)	2,177	2,081	5	4,274	4,047	6
Total noninterest expense	3,963	3,882	2	7,726	7,720	—
Income (loss) before income tax expense (benefit) and noncontrolling interests	(3,428)	3,155	NM	(3,662)	6,294	NM
Income tax expense (benefit) (2)	(1,286)	365	NM	(1,832)	734	NM
Less: Net income from noncontrolling interests	1	1	—	2	1	100
Net income (loss)	$(2,143)	2,789	NM	$(1,832)	5,559	NM
Average loans	$504.3	474.0	6	$494.4	475.2	4
Average deposits	441.2	410.4	8	448.9	410.1	9
NM – Not meaningful

(1)
In second quarter 2020, insurance income was reclassified to other noninterest income, and expenses for cloud computing services were reclassified from contract services expense (within other noninterest expense) to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

(2)
Income tax expense for our Wholesale Banking operating segment included income tax credits related to low-income housing and renewable energy investments of $465 million and $956 million for the second quarter and first half of 2020, respectively, and $423 million and $850 million for the second quarter and first half of 2019, respectively.

Wholesale Banking reported a net loss of $2.1 billion in second quarter 2020, compared with net income of $2.8 billion in the same period a year ago, and reported a net loss of $1.8 billion in the first half of 2020, compared with net income of $5.6 billion in the same period a year ago.
Net interest income decreased $644 million and $1.0 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by the impact of the lower interest rate environment, partially offset by higher average deposit balances and higher average loan balances.
Noninterest income increased $142 million in second quarter 2020, compared with the same period a year ago, due to increased market sensitive revenue (represents net gains (losses) from trading activities, debt securities, and equity securities) and investment banking fees, partially offset by lower other noninterest income including lower lease income, and lower commercial real estate brokerage fees within other fees related to our sale of Eastdil in fourth quarter 2019. Noninterest income decreased $754 million in the first half of 2020, compared with the same period a year ago, due to lower other income from higher amortization on renewable energy and community lending investments and lower lease income, lower other fees related to our sale of Eastdil, and lower mortgage banking fees, partially offset by higher investment banking fees.
The provision for credit losses increased $6.0 billion and $8.2 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, due to increases in the allowance for credit losses reflecting current and

Earnings Performance (continued)

forecasted economic conditions due to the impact of the COVID-19 pandemic and higher charge-offs in the oil and gas and commercial real estate portfolios.
Noninterest expense increased $81 million and $6 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The increase in second quarter 2020, compared with the same period a year ago, was driven by higher operating losses primarily due to litigation accruals, partially offset by lower personnel expense. The increase in the first half of 2020, compared with the same period a year ago, was due to higher operating losses and increased regulatory and risk related expense within other noninterest expense, partially offset by lower personnel expense, and lower lease and travel expenses within other noninterest expense, as well as the impact of the sale of Eastdil in fourth quarter 2019.
Average loans increased $30.3 billion and $19.2 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, reflecting broad-based growth across the lines of businesses driven by draws of revolving lines due to the economic slowdown associated with the COVID-19 pandemic.

Average deposits increased $30.8 billion and $38.8 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, reflecting customers’ preferences for liquidity due to the COVID-19 pandemic.

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
Table 4c provides additional financial information for WIM.

Table 4c: Wealth and Investment Management

	Quarter ended June 30,			Six months ended June 30,
(in millions, except average balances which are in billions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$736	1,037	(29)%	$1,603	2,138	(25)%
Noninterest income:
Service charges on deposit accounts	4	4	—	9	8	13
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,039	2,248	(9)	4,436	4,372	1
Trust and investment management	568	687	(17)	1,150	1,363	(16)
Investment banking	1	(1)	200	2	4	(50)
Total trust and investment fees	2,608	2,934	(11)	5,588	5,739	(3)
Card fees	1	2	(50)	2	3	(33)
Other fees	4	4	—	8	8	—
Mortgage banking	(3)	(3)	—	(6)	(6)	—
Net gains (losses) from trading activities	6	13	(54)	(1)	32	NM
Net gains on debt securities	—	—	—	—	—	—
Net gains (losses) from equity securities	161	35	360	(117)	171	NM
Other (1)	143	24	496	289	36	703
Total noninterest income	2,924	3,013	(3)	5,772	5,991	(4)

Total revenue	3,660	4,050	(10)	7,375	8,129	(9)

Provision (reversal of provision) for credit losses	257	(1)	NM	265	3	NM
Noninterest expense:
Personnel	2,021	2,112	(4)	3,971	4,309	(8)
Technology and equipment (1)	(94)	15	NM	(86)	27	NM
Occupancy	111	112	(1)	224	224	—
Core deposit and other intangibles	3	4	(25)	6	7	(14)
FDIC and other deposit assessments	14	12	17	26	26	—
Outside professional services	182	210	(13)	373	394	(5)
Operating losses	15	43	(65)	24	64	(63)
Other (1)	901	738	22	1,718	1,498	15
Total noninterest expense	3,153	3,246	(3)	6,256	6,549	(4)
Income before income tax expense and noncontrolling interests	250	805	(69)	854	1,577	(46)
Income tax expense	63	201	(69)	216	393	(45)
Less: Net income (loss) from noncontrolling interests	7	2	250	(5)	5	NM
Net income	$180	602	(70)	$643	1,179	(45)
Average loans	$78.7	75.0	5	$78.6	74.7	5
Average deposits	171.8	143.5	20	161.6	148.3	9
NM – Not meaningful

(1)
In second quarter 2020, insurance income was reclassified to other noninterest income, and expenses for cloud computing services were reclassified from contract services expense (within other noninterest expense) to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

WIM net income decreased $422 million and $536 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago.
Net interest income decreased $301 million and $535 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by lower interest rates, partially offset by higher average deposit balances and higher average loan balances.
Noninterest income decreased $89 million and $219 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in second quarter 2020, compared with the same period a year ago, was driven by lower asset-based fees and lower brokerage transaction revenue, partially offset by net gains from equity securities driven by an increase in deferred compensation plan investment results (largely offset by lower personnel expense). The decrease in the first half of 2020, compared with the same period a year ago, was driven by net losses from equity securities driven by a decline in deferred compensation plan investment results (largely offset by lower personnel expense) and lower trust and investment management income, partially offset by higher retail brokerage advisory fees (priced at the beginning of the quarter).
The provision for credit losses increased $258 million and $262 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by current and forecasted economic conditions due to the impact of the COVID-19 pandemic.
Noninterest expense decreased $93 million and $293 million in the second quarter and first half of 2020, respectively, compared with the same periods a year ago. The decrease in second quarter 2020, compared with the same period a year ago, was driven by lower personnel expense from lower commissions and other incentive compensation, and lower technology and equipment expense related to the reversal of an accrual for software costs, partially offset by higher project spending on regulatory and compliance related initiatives included within other noninterest expense and higher deferred compensation plan expense within personnel expense (largely offset by net gains from equity securities). The decrease in the first half of 2020, compared with the same period a year ago, was due to lower personnel expense driven by lower deferred compensation plan expense (largely offset by net losses from equity securities) and incentive compensation, and lower technology and equipment expense related to the reversal of an accrual for software costs, partially offset by higher project spending on regulatory and compliance related initiatives included within other noninterest expense and higher broker commissions within personnel expense.
Average loans increased $3.7 billion and $3.9 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, driven by growth in real estate 1-4 first mortgage loans.
Average deposits increased $28.3 billion and $13.3 billion in the second quarter and first half of 2020, respectively, compared with the same periods a year ago, primarily due to growth in brokerage clients’ cash balances.
The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services predominantly to retail brokerage clients. Offering advisory account relationships to our brokerage clients is an important component of our broader strategy of meeting their financial needs. Although a majority of our retail brokerage client assets are in accounts that earn brokerage commissions, the fees from those accounts generally represent transactional commissions based on the number and size of transactions executed at the client’s direction. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at June 30, 2020 and 2019.
Table 4d: Retail Brokerage Client Assets

	June 30,
($ in billions)	2020	2019
Retail brokerage client assets	$1,561.2	1,620.5
Advisory account client assets	569.4	561.3
Advisory account client assets as a percentage of total client assets	36%	35
Retail Brokerage advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. For second quarter 2020 and 2019, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents retail brokerage advisory account client assets activity by account type for the second quarter and first half of 2020 and 2019.

Earnings Performance (continued)

Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2020
Client directed (4)	$142.7	7.3	(7.8)	20.0	162.2	$169.4	17.4	(17.4)	(7.2)	162.2
Financial advisor directed (5)	152.4	8.4	(6.6)	22.6	176.8	176.3	19.1	(15.2)	(3.4)	176.8
Separate accounts (6)	134.2	5.0	(5.8)	18.1	151.5	160.1	11.8	(14.3)	(6.1)	151.5
Mutual fund advisory (7)	69.5	2.2	(2.7)	9.9	78.9	83.7	5.4	(7.2)	(3.0)	78.9
Total advisory client assets	$498.8	22.9	(22.9)	70.6	569.4	$589.5	53.7	(54.1)	(19.7)	569.4
June 30, 2019
Client directed (4)	$163.6	8.6	(9.7)	3.7	166.2	$151.5	16.5	(19.0)	17.2	166.2
Financial advisor directed (5)	156.9	8.6	(8.7)	6.4	163.2	141.9	16.1	(16.4)	21.6	163.2
Separate accounts (6)	148.3	6.2	(8.0)	5.4	151.9	136.4	11.8	(14.9)	18.6	151.9
Mutual fund advisory (7)	77.9	2.9	(3.5)	2.7	80.0	71.3	5.7	(6.7)	9.7	80.0
Total advisory client assets	$546.7	26.3	(29.9)	18.2	561.3	$501.1	50.1	(57.0)	67.1	561.3

(1)	Inflows include new advisory account assets, contributions, dividends and interest.

(2)	Outflows include closed advisory account assets, withdrawals, and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

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
Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, separate accounts, and personal trust assets, through our asset management and wealth businesses. Prior to the sale of our IRT business, which closed on July 1, 2019, we also earned fees from managing employee benefit trusts through the retirement business. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts, and our wealth business, which manages assets for high net worth clients. Generally, our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. For additional information on the sale of our IRT business, including its impact on our AUM and AUA, see the “Earnings Performance – Noninterest Income” section in this Report. Table 4f presents AUM activity for the second quarter and first half of 2020 and 2019.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2020
Assets managed by WFAM (4):
Money market funds (5)	$166.2	35.7	—	—	201.9	$130.6	71.3	—	—	201.9
Other assets managed	351.6	26.9	(26.5)	24.4	376.4	378.2	53.1	(55.1)	0.2	376.4
Assets managed by Wealth and IRT (6)	162.8	8.5	(10.6)	15.8	176.5	187.4	16.3	(21.2)	(6.0)	176.5
Total assets under management	$680.6	71.1	(37.1)	40.2	754.8	$696.2	140.7	(76.3)	(5.8)	754.8
June 30, 2019
Assets managed by WFAM (4):
Money market funds (5)	$109.5	10.3	—	—	119.8	$112.4	7.4	—	—	119.8
Other assets managed	367.0	22.2	(23.0)	9.1	375.3	353.5	41.5	(44.9)	25.2	375.3
Assets managed by Wealth and IRT (6)	181.4	8.2	(11.2)	3.5	181.9	170.7	17.4	(21.6)	15.4	181.9
Total assets under management	$657.9	40.7	(34.2)	12.6	677.0	$636.6	66.3	(66.5)	40.6	677.0

(1)	Inflows include new managed account assets, contributions, dividends and interest.

(2)	Outflows include closed managed account assets, withdrawals and client management fees.

(3)	Market impact reflects gains and losses on portfolio investments.

(4)
Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.

(5)	Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

(6)	Includes $5.0 billion and $4.5 billion as of June 30, 2020 and 2019, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At June 30, 2020, our assets totaled $1.97 trillion, up $41.2 billion from December 31, 2019. Asset growth reflected an increase in cash, cash equivalents and restricted cash of $121.3 billion, partially offset by declines in debt securities and loans of $24.5 billion and $27.1 billion, respectively, as well as a $22.9 billion decrease in federal funds sold and securities purchased under resale agreements and a $15.7 billion decrease in equity securities.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2020			December 31, 2019
(in millions)	Amortized cost, net (1)	Net unrealized gain (loss)	Fair value	Amortized cost	Net unrealized gain (loss)	Fair value
Available-for-sale (2)	224,467	4,432	228,899	260,060	3,399	263,459
Held-to-maturity (3)	169,002	7,880	176,882	153,933	2,927	156,860
Total	$393,469	12,312	405,781	413,993	6,326	420,319

(1)
Represents amortized cost of the securities, net of the allowance for credit losses, of $114 million related to available-for-sale debt securities and $20 million related to held-to-maturity debt securities at June 30, 2020. The allowance for credit losses related to available-for-sale and held-to-maturity debt securities was $0 at December 31, 2019, due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Available-for-sale debt securities are carried on the balance sheet at fair value, which includes the allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.

(3)	Held-to-maturity debt securities are carried on the balance sheet at amortized cost, net of allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.
Table 5 presents a summary of our available-for-sale and held-to-maturity debt securities, which decreased $19.5 billion in balance sheet carrying value from December 31, 2019, as purchases were more than offset by runoff and sales.
The total net unrealized gains on available-for-sale debt securities were $4.4 billion at June 30, 2020, up from net unrealized gains of $3.4 billion at December 31, 2019, driven by lower interest rates, partially offset by wider credit spreads. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2019 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.
After adoption of CECL, we recorded an allowance for credit losses on available-for-sale and held-to-maturity debt securities. Total provision/(reversal of provision) for credit losses on debt securities was $(31) million and $141 million in the second quarter and first half of 2020. For a discussion of our accounting policies relating to the allowance for credit losses on debt securities and underlying considerations and analysis, see Note 1 (Summary of Significant Accounting Policies) and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
At June 30, 2020, debt securities included $47.3 billion of municipal bonds, of which 97.7% were rated “A-” or better based predominantly on external ratings. Additionally, some of the debt securities in our total municipal bond portfolio are guaranteed against loss by bond insurers. These guaranteed bonds are predominantly investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee in making the investment decision. The credit quality of our municipal bond holdings are monitored as part of our ongoing evaluation of the appropriateness of the allowance for credit losses on debt securities.
The weighted-average expected maturity of debt securities available-for-sale was 4.3 years at June 30, 2020. The expected remaining maturity is shorter than the remaining contractual maturity for the 65% of this portfolio that is mortgage-backed securities (MBS) because borrowers generally have the right to prepay obligations before the underlying mortgages mature. The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the MBS available-for-sale portfolio are shown in Table 6.
Table 6: Mortgage-Backed Securities Available-for-Sale

(in billions)	Fair value	Net unrealized gain (loss)	Expected remaining maturity (in years)
At June 30, 2020
Actual	$148.9	5.4	3.6
Assuming a 200 basis point:
Increase in interest rates	136.0	(7.5)	5.5
Decrease in interest rates	151.5	8.0	3.2
The weighted-average expected remaining maturity of debt securities held-to-maturity (HTM) was 4.4 years at June 30, 2020. HTM debt securities are measured at amortized cost and, therefore, changes in the fair value of our held-to-maturity MBS resulting from changes in interest rates are not recognized in earnings. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for a summary of debt securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Total loans decreased $27.1 billion from December 31, 2019, predominantly due to a decrease in consumer loans.
Commercial loans decreased $2.5 billion from December 31, 2019, driven by paydowns of commercial and industrial loans

Balance Sheet Analysis (continued)

following increased loan draws in first quarter 2020, partially offset by growth in commercial real estate loans driven by new originations and construction loan fundings.
Consumer loans decreased $24.6 billion from December 31,

2019, due to paydowns exceeding originations. Also, in second quarter 2020, we designated $10.4 billion of real estate 1-4 family first lien mortgage loans as MLHFS.
Table 7: Loan Portfolios

(in millions)	June 30, 2020	December 31, 2019
Commercial	$513,187	515,719
Consumer	421,968	446,546
Total loans	$935,155	962,265
Change from prior year-end	$(27,110)	9,155

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

Deposits
Deposits were $1.4 trillion at June 30, 2020, up $88.1 billion from December 31, 2019, reflecting strong growth across our deposit gathering businesses driven by impacts from the COVID-19 pandemic including customers’ preferences for liquidity, loan payment deferrals, tax payment deferrals, stimulus checks, and lower consumer spending. The increase in deposits was partially offset by actions taken to manage to the asset cap resulting in declines in other time deposits driven by lower brokered certificates of deposit (CDs) and declines in deposits in non-U.S. offices.
Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 8: Deposits

($ in millions)	Jun 30, 2020	% of total deposits	Dec 31, 2019	% of total deposits	% Change
Noninterest-bearing	$432,857	31%	$344,496	26%	26
Interest-bearing checking	54,477	4	62,814	5	(13)
Market rate and other savings	809,232	57	751,080	57	8
Savings certificates	26,118	2	31,715	2	(18)
Other time deposits	53,203	4	78,609	6	(32)
Deposits in non-U.S. offices (1)	34,824	2	53,912	4	(35)
Total deposits	$1,410,711	100%	$1,322,626	100%	7

(1)	Includes Eurodollar sweep balances of $21.5 billion and $34.2 billion at June 30, 2020, and December 31, 2019, respectively.

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
Table 9: Fair Value Level 3 Summary

	June 30, 2020		December 31, 2019
($ in billions)	Total balance	Level 3 (1)	Total balance	Level 3 (1)
Assets carried at fair value	$380.5	20.4	428.6	24.3
As a percentage of total assets	19%	1	22	1
Liabilities carried at fair value	$31.6	1.6	26.5	1.8
As a percentage of total liabilities	2%	*	2	*
* Less than 1%.

(1)	Before derivative netting adjustments.

See Note 16 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional information on fair value measurements and a description of the Level 1, 2 and 3 fair value hierarchy.

Equity
Total equity was $180.1 billion at June 30, 2020, compared with $188.0 billion at December 31, 2019. The decrease was driven by common stock repurchases of $3.4 billion (substantially all of which occurred in first quarter 2020), preferred stock redemptions of $2.5 billion, dividends of $4.8 billion, and a net loss of $1.8 billion, partially offset by the issuance of common and preferred stock of $4.0 billion.

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

Coronavirus Aid, Relief, and Economic Security Act
On March 25, 2020, the U.S. Senate approved the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a bill designed to provide a wide range of economic relief to consumers and businesses in the U.S.

PAYCHECK PROTECTION PROGRAM The CARES Act created funding for the Small Business Administration’s (SBA) loan program providing forgiveness of up to the full principal amount of qualifying loans guaranteed under a new program called the Paycheck Protection Program (PPP). The intent of the PPP is to provide loans to small businesses in order to keep their employees on the payroll and make certain other eligible payments. Loans granted under the PPP are guaranteed by the SBA and are fully forgivable if used for qualifying expenses such as payroll, mortgage interest, rent and utilities. If the loans are not forgiven, they must be repaid over a term not to exceed five years. Under the PPP, through June 30, 2020, we funded $10.1 billion in loans to more than 179,000 borrowers. As of June 30, 2020, $9.8 billion of principal remained outstanding on these PPP loans. We deferred $397 million of SBA processing fees that will be recognized as interest income over the term of the loans. We have committed to donating the gross processing fees received from funding PPP loans to non-profit organizations that support small businesses as the fees are recognized in earnings. We did not donate any processing fees during second quarter 2020.

PPP LIQUIDITY FACILITY The FRB established the Paycheck Protection Program Liquidity Facility which is intended to provide liquidity to financial institutions participating in PPP lending. Under this program, we act as a correspondent between the Federal Reserve Banks and community development financial institutions (CDFIs) to facilitate cash flows between the two entities. We do not receive any fees for our participation in this program.

SBA SIX MONTH PAYMENT ASSISTANCE Under the CARES Act, the SBA will make principal and interest payments on behalf of certain borrowers for six months. As of June 30, 2020, over 20,000 of our lending customers were eligible for SBA payment assistance, and we had received $193 million in payments from the SBA.

MAIN STREET LENDING PROGRAM The Federal Reserve Board (FRB) established the Main Street Lending Program to provide additional financial support for small and medium sized businesses. Under the terms of the program, eligible lenders will perform underwriting and originate loans to eligible borrowers and subsequently sell 95% of the loan to a special purpose vehicle established by the FRB. We have registered as an eligible lender under the program and anticipate that we will begin funding customer loans in third quarter 2020.

Loan Portfolios
The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.
Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$350,116	354,125
Real estate mortgage	123,967	121,824
Real estate construction	21,694	19,939
Lease financing	17,410	19,831
Total commercial	513,187	515,719
Consumer:
Real estate 1-4 family first mortgage	277,945	293,847
Real estate 1-4 family junior lien mortgage	26,839	29,509
Credit card	36,018	41,013
Automobile	48,808	47,873
Other revolving credit and installment	32,358	34,304
Total consumer	421,968	446,546
Total loans	$935,155	962,265
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

Risk Management - Credit Risk Management (continued)

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
Credit Quality Overview  Credit quality in second quarter 2020 continued to decline due to the economic impact that the COVID-19 pandemic had on our customer base. Second quarter 2020 results reflected:

•
Nonaccrual loans were $7.6 billion at June 30, 2020, up from $5.3 billion at December 31, 2019, predominantly due to a $2.0 billion increase in commercial nonaccrual loans driven by increases in the commercial and industrial and commercial real estate portfolios as the economic impact of the COVID-19 pandemic continued to impact our customer base. Commercial nonaccrual loans increased to $4.3 billion at June 30, 2020, compared with $2.3 billion at December 31, 2019, and consumer nonaccrual loans increased to $3.3 billion at June 30, 2020, compared with $3.1 billion at December 31, 2019. Nonaccrual loans represented 0.81% of total loans at June 30, 2020, compared with 0.56% at December 31, 2019.

•
Net loan charge-offs (annualized) as a percentage of our average commercial and consumer loan portfolios were 0.44% and 0.48% in the second quarter and 0.35% and 0.51% in the first half of 2020, respectively, compared with 0.13% and 0.45% in the second quarter and 0.12% and 0.48% in the first half of 2019.

•
Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $145 million and $672 million in our commercial and consumer portfolios, respectively, at June 30, 2020, compared with $78 million and $855 million at December 31, 2019.

•
Our provision for credit losses for loans was $9.6 billion and $13.4 billion in the second quarter and first half of 2020, respectively, compared with $503 million and $1.3 billion for the same periods a year ago. The increase in provision for credit losses for loans in the second quarter and first half of 2020, compared with the same periods a year ago, reflected an increase in the allowance for credit losses for loans driven by current and forecasted economic conditions due to the COVID-19 pandemic, and higher net loan charge-offs driven by higher losses in our commercial real estate portfolio and continued weakness in our oil and gas portfolio.

•	The allowance for credit losses for loans totaled $20.4 billion, or 2.19% of total loans, at June 30, 2020, up from $10.5 billion, or 1.09%, at December 31, 2019.
Additional information on our loan portfolios and our credit quality trends follows.
TROUBLED DEBT RESTRUCTURING RELIEF The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. In first quarter 2020, we elected to apply the TDR relief provided by the CARES Act, which expires no later than December 31, 2020.
On April 7, 2020, federal banking regulators issued the Interagency Statement on Loan Modifications and Reporting for

Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the Interagency Statement). The Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of COVID-19 on the financial condition of a borrower in connection with short-term (e.g., six months or less) loan modifications related to COVID-19 provided the borrower is current at the date the modification program is implemented. For additional information regarding the TDR relief provided by the CARES Act and the clarifying TDR accounting guidance from the Interagency Statement, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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

COVID-Related Lending Accommodations
During second quarter 2020, we continued to provide accommodations to our customers in response to the COVID-19 pandemic, including fee reversals for consumer and small business banking customers, and payment deferrals, fee waivers, covenant waivers, and other expanded assistance for mortgage, credit card, automobile, small business, personal and commercial lending customers. Foreclosure, collection and credit bureau reporting activities have also been suspended. Additionally, we deferred rental payments on certain leased assets for which we are the lessor. Customer payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of net charge-offs, delinquencies, and nonaccrual status for those customers who would have otherwise moved into past due or nonaccrual status.
Table 11 and Table 11a summarize the unpaid principal balance (UPB) of commercial and consumer loans at June 30, 2020, that received accommodations under loan modification programs established to assist customers with the economic impact of the COVID-19 pandemic (COVID-related modifications), and exclude accommodations made for customers with loans that we service for others. COVID-related modifications primarily included payment deferrals of principal, interest or both as well as interest and fee waivers. As of June 30, 2020, the unpaid principal balance of loans with COVID-related modifications represented 7% and 13% of our total commercial and consumer loan portfolios, respectively, and included customers that continued to make payments after receiving a modification and those that were no longer in a deferral period.
If the COVID-19 pandemic continues to cause economic uncertainty, customers may request additional or extended accommodations. During second quarter 2020, we provided certain extensions of prior modifications for up to an additional 90 days. As of June 30, 2020, the unpaid principal balance of commercial and consumer loans that received extensions of prior modifications was $9.7 billion and $876 million, respectively.
Of the loans that received COVID-related modifications, $38 billion and $50 billion of unpaid principal balance of commercial and consumer loans, respectively, were not classified as TDRs as of June 30, 2020, of which 5% for both commercial and consumer loans qualified for TDR designation relief under the CARES Act or Interagency Statement. Additionally, the tables include $241 million and $3 billion of unpaid principal balance of commercial and consumer loans, respectively, that were already classified as TDRs when the COVID-related modification was granted.

For information related to loans that are classified as TDRs, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements this Report.
Table 11: Commercial Loan Modifications Related to COVID-19

(in millions)	Unpaid principal balance of modified loans (1)	% of loan class (2)	General program description
Six months ended June 30, 2020
Commercial:
Commercial and industrial	$20,656	6%	Initial deferral of scheduled principal and/or interest up to 90 days, with available extensions up to 90 days
Real estate mortgage and construction	16,229	11	Initial deferral of scheduled principal and/or interest up to 90 days, with available extensions up to 90 days
Lease financing	1,287	7	Initial deferral of lease payments up to 90 days, with available extensions up to 90 days
Total commercial	$38,172	7%

(1)	Includes all COVID-related modifications provided since the inception of the loan modification programs in first quarter 2020. COVID-related modifications are at the loan facility level.

(2)	Based on total loans outstanding at June 30, 2020.
Table 11a: Consumer Loan Modifications Related to COVID-19

(in millions)	Unpaid principal balance of modified loans (1)	% of loan class (2)	% current at time of deferral (3)	% with payment during deferral (4)	Unpaid principal balance of modified loans still in deferral period	% of loan class (2)	General program description
Six months ended June 30, 2020
Consumer:
Real estate 1-4 family first mortgage (5)	$38,022	14%	79	34	$32,253	12%	Initial deferral up to 90 days of scheduled principal and interest; with available extensions up to 90 days
Real estate 1-4 family junior lien mortgage	3,123	12	88	62	2,812	10	Initial deferral up to 90 days of scheduled principal and interest; with available extensions up to 90 days
Credit card	3,173	9	91	48	2,616	7	Initial 90 day deferral of minimum payment and waiver of interest and fees; modifications subsequent to June 3, 2020, including extensions, were 60 day deferral of minimum payment only
Automobile	6,560	13	87	24	4,880	10	Initial 90 day deferral of scheduled principal and interest, with available extensions of 90 days
Other revolving credit and installment	1,968	6	89	20	1,673	5
Revolving lines: Initial 90 day deferral of minimum payment and waiver of interest and fees; with available extensions of 60 days
Installment loans: Initial 90 day deferral of scheduled principal and interest, with available extensions of 90 days

Total consumer	$52,846	13%	82	35	$44,234	10%

(1)	Includes all COVID-related modifications provided since the inception of the loan modification programs in first quarter 2020.

(2)	Based on total loans outstanding at June 30, 2020.

(3)	Represents loans that were less than 30 days past due at the date of the initial COVID-related modification, based on the outstanding balance of modified loans at June 30, 2020.

(4)	Represents loans for which at least a partial payment was collected during the deferral period, based on the outstanding balance of modified loans at June 30, 2020.

(5)
Unpaid principal balance includes approximately $7.4 billion of real estate 1-4 family first mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) that were repurchased from GNMA loan securitization pools. FHA/VA loans are entitled to payment deferrals of scheduled principal and interest up to a total of 12 months. Excluding these loans, the percentage current at time of deferral was 95%.

Significant Loan Portfolio Reviews Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant loan portfolios. See Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

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
The commercial and industrial loans and lease financing portfolio totaled $367.5 billion, or 39% of total loans, at June 30, 2020. The net charge-off rate (annualized) of average loans for this portfolio was 0.54% and 0.45% in the second quarter and first

Risk Management - Credit Risk Management (continued)

half of 2020, respectively, compared with 0.18% and 0.17% for the same periods a year ago. At June 30, 2020, 0.83% of this portfolio was nonaccruing, compared with 0.44% at December 31, 2019. Nonaccrual loans in this portfolio increased $1.4 billion from December 31, 2019, primarily in the oil, gas and pipelines category due to the economic impact of the COVID-19 pandemic. Also, $27.8 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at June 30, 2020, compared with $16.6 billion at December 31, 2019, reflecting increases primarily in the oil, gas and pipelines, real estate and construction, entertainment and recreation, and retail categories due to the economic impact of the COVID-19 pandemic.
The majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory, and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 12 provides our commercial and industrial loans and lease financing by industry, and includes non-U.S. loans of $68.2 billion and $71.7 billion at June 30, 2020, and December 31, 2019, respectively. Significant industry concentrations of non-U.S. loans included $32.7 billion and $31.2 billion in the financials except banks category, and $15.5 billion and $19.9 billion in the banks category, at June 30, 2020, and December 31, 2019, respectively. The oil, gas and pipelines category included $1.6 billion of non-U.S. loans at both June 30, 2020, and December 31, 2019. The industry categories are based on the North American Industry Classification System.
Loans to financials except banks, our largest industry concentration, were $112.1 billion, or 12% of total outstanding loans, at June 30, 2020, compared with $117.3 billion, or 12% of total outstanding loans, at December 31, 2019. This industry category is comprised of loans to investment firms, financial vehicles, and non-bank creditors, including those that invest in financial assets backed predominantly by commercial or residential real estate or consumer loan assets. We had $72.4 billion and $75.2 billion of loans originated by our Asset Backed Finance (ABF) lines of business at June 30, 2020, and December 31, 2019, respectively. These ABF loans are limited to a percentage of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. Loans to financials except banks included collateralized loan obligations (CLOs) in loan form of $7.7 billion and $7.0 billion at June 30, 2020, and December 31, 2019, respectively.
Oil, gas and pipelines loans totaled $12.6 billion, or 1% of total outstanding loans, at June 30, 2020, compared with $13.6 billion, or 1% of total outstanding loans, at December 31, 2019. Oil, gas and pipelines loans included $8.9 billion and $9.2 billion of senior secured loans outstanding at June 30, 2020 and December 31, 2019, respectively. Oil, gas and pipelines nonaccrual loans increased to $1.4 billion at June 30, 2020, compared with $615 million at December 31, 2019, due to new downgrades to nonaccrual status in second quarter 2020.
In addition to the oil, gas and pipelines category, industries with escalated credit monitoring include retail, entertainment and recreation, transportation services, and commercial real estate.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2020				December 31, 2019
($ in millions)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)
Financials except banks	$219	112,130	12%	$197,152	$112	117,312	12%	$200,848
Equipment, machinery and parts manufacturing	98	21,622	2	41,771	36	23,457	2	42,040
Technology, telecom and media	61	24,912	3	54,894	28	22,447	2	53,343
Real estate and construction	290	25,245	3	49,925	47	22,011	2	48,217
Banks	—	15,548	2	16,598	—	20,070	2	20,728
Retail	216	23,149	2	43,212	105	19,923	2	41,938
Materials and commodities	46	15,877	2	37,877	33	16,375	2	39,369
Automobile related	24	13,103	1	25,162	24	15,996	2	26,310
Food and beverage manufacturing	12	13,082	1	29,284	9	14,991	2	29,172
Health care and pharmaceuticals	76	17,144	2	32,481	28	14,920	2	30,168
Oil, gas and pipelines	1,414	12,598	1	32,679	615	13,562	1	35,445
Entertainment and recreation	62	11,820	1	18,134	44	13,462	1	19,854
Transportation services	319	10,849	1	17,040	224	10,957	1	17,660
Commercial services	98	12,095	1	24,548	50	10,455	1	22,713
Agribusiness	54	7,362	*	12,984	35	7,539	*	12,901
Utilities	1	6,486	*	20,615	224	5,995	*	19,390
Insurance and fiduciaries	2	6,032	*	17,069	1	5,525	*	15,596
Government and education	6	5,741	*	12,128	6	5,363	*	12,267
Other (2)	36	12,731	1	32,843	19	13,596	*	32,988
Total	$3,034	367,526	39%	$716,396	$1,640	373,956	39%	$720,947

*	Less than 1%.

(1)	Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.

(2)	No other single industry had total loans in excess of $4.4 billion and $4.7 billion at June 30, 2020, and December 31, 2019, respectively.

COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to federal banking regulators' definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.2 billion of non-U.S. CRE loans, totaled $145.7 billion, or 16% of total loans, at June 30, 2020, and consisted of $124.0 billion of mortgage loans and $21.7 billion of construction loans.
Table 13 summarizes CRE loans by state and property type with the related nonaccrual totals at June 30, 2020. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which combined represented 49% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 26% and apartments at 19% of the portfolio. CRE nonaccrual loans totaled 0.86% of the CRE outstanding balance at June 30, 2020, compared with 0.43% at December 31, 2019. The increase in CRE nonaccrual loans was driven by the hotel/motel, shopping center, and office buildings property types and reflected the economic impact of the COVID-19 pandemic. At June 30, 2020, we had $9.1 billion of criticized CRE mortgage loans, compared with $3.8 billion at December 31, 2019, and $1.3 billion of criticized CRE construction loans, compared with $187 million at December 31, 2019. The increase in criticized CRE mortgage and CRE construction loans was driven by the hotel/motel, shopping center, retail (excluding shopping center), and office building property types and reflected the economic impact of the COVID-19 pandemic.
Table 13: CRE Loans by State and Property Type

	June 30, 2020
	Real estate mortgage		Real estate construction		Total			% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$149	32,164	2	4,666	151	36,830		4%
New York	96	12,952	2	2,059	98	15,011		2
Florida	27	8,295	1	1,446	28	9,741		1
Texas	341	8,047	—	1,226	341	9,273		*
Washington	13	3,934	—	782	13	4,716		*
Georgia	15	4,043	—	448	15	4,491		*
North Carolina	12	3,737	—	648	12	4,385		*
Arizona	35	3,862	—	318	35	4,180		*
Colorado	16	3,300	—	587	16	3,887		*
Virginia	4	3,036	—	664	4	3,700		*
Other	509	40,597	29	8,850	538	49,447	(1)	5
Total	$1,217	123,967	34	21,694	1,251	145,661		16%
By property:
Office buildings	$160	35,280	1	3,209	161	38,489		4%
Apartments	11	19,284	—	7,694	11	26,978		3
Industrial/warehouse	72	16,149	1	1,674	73	17,823		2
Retail (excluding shopping center)	171	14,211	2	181	173	14,392		2
Hotel/motel	170	10,637	—	1,610	170	12,247		1
Shopping center	399	10,878	—	1,055	399	11,933		1
Mixed use properties	90	5,641	—	640	90	6,281		*
Institutional	77	3,910	20	2,159	97	6,069		*
Collateral pool	—	2,336	—	202	—	2,538		*
Agriculture	61	2,006	—	9	61	2,015		*
Other	6	3,635	10	3,261	16	6,896		*
Total	$1,217	123,967	34	21,694	1,251	145,661		16%

*	Less than 1%.
(1)Consists of 40 states, none of which had loans in excess of $3.7 billion.

Risk Management - Credit Risk Management (continued)

NON-U.S LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2020, non-U.S. loans totaled $76.6 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $80.5 billion, or approximately 8% of total consolidated loans outstanding, at December 31, 2019. Non-U.S. loans were approximately 4% of our consolidated total assets at both June 30, 2020, and December 31, 2019.

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
We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk such as guarantees and collateral and may be different from the reporting based on the borrower’s primary address. Our largest single country exposure outside the U.S. based on our assessment of risk at June 30, 2020, was the United Kingdom, which totaled $36.3 billion, or approximately 2% of our total assets, and included $11.6 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to
Table 14:

•
Lending exposure includes outstanding loans, unfunded credit commitments, and deposits with non-U.S. banks. These balances are presented prior to the deduction of allowance for credit losses or collateral received under the terms of the credit agreements, if any.

•	Securities exposure represents debt and equity securities of non-U.S. issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.

•	Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 14: Select Country Exposures

	June 30, 2020
	Lending		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$11,579	21,649	—	1,189	—	1,894	11,579	24,732	36,311
Canada	4	16,575	—	87	—	425	4	17,087	17,091
Cayman Islands	—	6,398	—	—	—	138	—	6,536	6,536
Ireland	1,217	4,873	—	168	—	117	1,217	5,158	6,375
Japan	19	1,049	4,535	236	—	28	4,554	1,313	5,867
Luxembourg	—	3,745	—	102	—	64	—	3,911	3,911
Guernsey	—	3,522	—	3	—	16	—	3,541	3,541
China	—	2,838	(14)	327	49	53	35	3,218	3,253
Bermuda	—	3,034	—	73	—	56	—	3,163	3,163
Germany	—	2,621	—	179	6	60	6	2,860	2,866
Netherlands	—	2,382	—	205	—	272	—	2,859	2,859
South Korea	—	2,573	(5)	181	—	16	(5)	2,770	2,765
Switzerland	—	1,924	—	(79)	—	121	—	1,966	1,966
France	—	1,729	—	43	20	15	20	1,787	1,807
Brazil	—	1,626	—	4	5	11	5	1,641	1,646
Chile	—	1,481	—	150	—	2	—	1,633	1,633
Australia	—	1,405	—	66	—	14	—	1,485	1,485
Singapore	—	1,173	—	72	—	49	—	1,294	1,294
India	—	1,185	—	94	—	—	—	1,279	1,279
United Arab Emirates	—	1,029	—	3	—	2	—	1,034	1,034
Total top 20 country exposures	$12,819	82,811	4,516	3,103	80	3,353	17,415	89,267	106,682

(1)	For countries presented in the table, total non-sovereign exposure comprises $45.9 billion exposure to financial institutions and $43.3 billion to non-financial corporations at June 30, 2020.

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS  Our real estate 1-4 family mortgage loan portfolio is comprised of both first and junior lien mortgage loans, which are presented in Table 15.
Table 15: Real Estate 1-4 Family Mortgage Loans

	June 30, 2020		December 31, 2019
(in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$277,945	91%	$293,847	91%
Real estate 1-4 family junior lien mortgage	26,839	9	29,509	9
Total real estate 1-4 family mortgage loans	$304,784	100%	$323,356	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with an interest-only feature as part of the loan terms and some with adjustable-rate features. Interest-only loans were approximately 3% of total loans at both June 30, 2020, and December 31, 2019. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our mortgage loan portfolios, including ARM loans that have negative amortizing features that were acquired in prior business combinations. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. In connection with our adoption of CECL on January 1, 2020, our real estate 1-4 family mortgage purchased credit-impaired (PCI) loans, which had a carrying value of $568 million, were reclassified as purchased credit-deteriorated (PCD) loans. PCD loans are generally accounted for in the same manner as non-PCD loans. For more information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019
Form 10-K. For more information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators on the mortgage portfolio exclude government insured/guaranteed loans. Loans 30 days or more delinquent at June 30, 2020, totaled $2.9 billion, or 1% of total mortgages, compared with $3.0 billion, or 1%, at December 31, 2019. Loans with FICO scores lower than 640 totaled $6.8 billion, or 2% of total mortgages at June 30, 2020, compared with $7.6 billion, or 2%, at December 31, 2019. Mortgages with a LTV/CLTV greater than 100% totaled $2.3 billion at June 30, 2020, or 1% of total mortgages, compared with $2.5 billion, or 1%, at December 31, 2019. Information regarding credit quality indicators can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Real estate 1-4 mortgage loans by state are presented in Table 16. Our real estate 1-4 family mortgage loans to borrowers in California represented 13% of total loans at June 30, 2020, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals and AVMs and our policy for their use can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019 Form 10-K.
Table 16: Real Estate 1-4 Family Mortgage Loans by State

	June 30, 2020
(in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family mortgage loans:
California	$112,828	7,291	120,119	13%
New York	31,163	1,406	32,569	3
New Jersey	13,159	2,539	15,698	2
Florida	11,172	2,393	13,565	2
Washington	10,302	603	10,905	1
Virginia	7,829	1,549	9,378	1
Texas	8,309	546	8,855	1
North Carolina	5,287	1,262	6,549	1
Colorado	5,929	595	6,524	1
Other (1)	59,505	8,655	68,160	7
Government insured/ guaranteed loans (2)	12,462	—	12,462	1
Total	$277,945	26,839	304,784	33%

(1)	Consists of 41 states; none of which had loans in excess of $6.2 billion.

(2)	Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management - Credit Risk Management (continued)

First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio (first mortgage) decreased $15.0 billion and $15.9 billion in the second quarter and first half of 2020, respectively. Mortgage loan originations of $16.4 billion and $30.7 billion in the second quarter and first half of 2020, respectively, were more than offset by paydowns. In addition, in second quarter 2020 we designated $10.4 billion of first mortgage loans as MLHFS.
Net loan charge-offs (annualized) as a percentage of average first mortgage loans were 0.00% in both the second quarter and first half of 2020, compared with a net recovery of 0.04% and

0.03% for the same periods a year ago. Nonaccrual loans were $2.4 billion at June 30, 2020, up $243 million from December 31, 2019. The increase in nonaccrual loans from December 31, 2019 was driven by the implementation of CECL, which required PCI loans to be classified as nonaccruing based on performance. For additional information, see the “Risk Management – Credit Risk Management – Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report.
Table 17 shows certain delinquency and loss information for the first mortgage portfolio and lists the top five states by outstanding balance.
Table 17: First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
California	$112,828	118,256	0.59%	0.48	(0.01)	(0.01)	(0.02)	(0.01)	(0.04)
New York	31,163	31,336	0.95	0.83	0.02	(0.01)	0.02	0.01	—
New Jersey	13,159	14,113	1.38	1.40	0.03	—	0.02	0.02	(0.06)
Florida	11,172	11,804	2.07	1.81	(0.01)	(0.03)	(0.06)	(0.07)	(0.11)
Washington	10,302	10,863	0.37	0.29	(0.01)	(0.02)	(0.02)	—	(0.03)
Other	86,859	95,750	1.21	1.20	0.01	0.01	(0.02)	—	(0.06)
Total	265,483	282,122	0.93	0.86	—	—	(0.02)	(0.01)	(0.04)
Government insured/guaranteed loans	12,462	11,170
PCI (1)	N/A	555
Total first lien mortgages	$277,945	293,847

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
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss, such as junior lien mortgage performance when the first mortgage loan is delinquent. Table 18 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2019, predominantly reflected loan paydowns. In second quarter 2020, we suspended the origination of junior lien mortgages. As of June 30, 2020, 4% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 3% were 30 days or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 1% of the junior lien mortgage portfolio at June 30, 2020. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 18: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
California	$7,291	8,054	1.55%	1.62	(0.26)	(0.36)	(0.44)	(0.51)	(0.40)
New Jersey	2,539	2,744	2.36	2.74	(0.12)	0.13	0.07	0.11	(0.07)
Florida	2,393	2,600	2.38	2.93	(0.01)	—	(0.09)	(0.11)	(0.11)
Virginia	1,549	1,712	1.79	1.97	(0.05)	0.09	(0.02)	(0.23)	(0.17)
Pennsylvania	1,540	1,674	1.78	2.16	0.05	0.11	(0.10)	(0.05)	(0.19)
Other	11,527	12,712	1.77	2.05	(0.21)	0.01	(0.18)	(0.29)	(0.22)
Total	26,839	29,496	1.82	2.07	(0.17)	(0.07)	(0.21)	(0.28)	(0.24)
PCI (1)	N/A	13
Total junior lien mortgages	$26,839	29,509

(1)
In connection with our adoption of CECL on January 1, 2020, PCI loans were reclassified as PCD loans and are therefore included with other non-PCD loans in this table. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. As of June 30, 2020, lines of credit in a draw period primarily used the interest-only option. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.
On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In June 2020, excluding borrowers with COVID-19 related loan modification payment deferrals, approximately 44% of borrowers paid only the minimum amount due and approximately 52% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest-only payment feature, approximately 28% paid only the minimum amount due and approximately 68% paid more than the minimum amount due.
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
Table 19 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end-of-draw or end-of-term periods and products that are currently amortizing, or in balloon repayment status. At June 30, 2020, $367 million, or 1%, of lines in their draw period were 30 days or more past due, compared with $344 million, or 4%, of amortizing lines of credit. Included in the amortizing amounts in Table 19 is $61 million of end-of-term balloon payments which were past due. The unfunded credit commitments for junior and first lien lines totaled $57.7 billion at June 30, 2020.
Table 19: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
(in millions)	Outstanding balance June 30, 2020	Remainder of 2020	2021	2022	2023	2024	2025 and thereafter (1)	Amortizing
Junior lien lines and loans	$26,839	133	739	2,982	2,055	1,646	11,101	8,183
First lien lines	9,806	60	367	1,501	1,128	879	4,247	1,624
Total	$36,645	193	1,106	4,483	3,183	2,525	15,348	9,807
% of portfolios	100%	1	3	12	9	7	42	26

(1)
Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2029, with annual scheduled amounts through 2029 ranging from $1.7 billion to $4.3 billion and averaging $2.9 billion per year.

CREDIT CARDS  Our credit card portfolio totaled $36.0 billion at June 30, 2020, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 3.60% for second quarter 2020, compared with 3.68% for second quarter 2019, and 3.71% for the first half of both 2020 and 2019. The decrease in the net charge-off rate in second quarter 2020, compared with the same period a year ago, was driven by payment deferral activities in response to the COVID-19 pandemic.

AUTOMOBILE  Our automobile portfolio totaled $48.8 billion at June 30, 2020. The net charge-off rate (annualized) for our automobile portfolio was 0.88% for second quarter 2020, compared with 0.46% for second quarter 2019, and 0.78% and 0.64% for the first half of 2020 and 2019, respectively. The increase in the net charge-off rate in the second quarter and first half of 2020, compared with the same periods in 2019, was driven by lower recoveries due to the temporary suspension of involuntary repossessions in response to the COVID-19 pandemic.

OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $32.4 billion at June 30, 2020, and largely included student and securities-based loans. Our private student loan portfolio totaled $10.3 billion at June 30, 2020. On July 1, 2020, we announced that only customers with an outstanding private student loan balance will be eligible for new loans for the upcoming academic year. The net charge-off rate (annualized) for other revolving credit and installment loans was 1.09% for second quarter 2020, compared with 1.56% for second quarter 2019, and 1.35% and 1.52% for the first half of 2020 and 2019, respectively. The decrease in the net charge-off rate in the second quarter and first half of 2020, compared with the same periods a year ago, was driven by payment deferral activities in response to the COVID-19 pandemic.

Risk Management - Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 20 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs increased $1.4 billion from first quarter 2020 to $7.8 billion. Nonaccrual loans of $7.6 billion increased $1.4 billion from first quarter 2020. The increase in nonaccrual loans was driven by an increase in commercial nonaccrual loans predominantly due to an increase in oil and gas and real estate mortgage nonaccrual loans as the economic impact of the COVID-19 pandemic continued to impact our customer base. Customer payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. Prior to January 1, 2020, PCI loans were excluded from nonaccrual loans because they continued to earn interest income from accretable yield, independent of performance in accordance with their contractual terms. However, as a result of our adoption of CECL on January 1,

2020, $275 million of real estate 1-4 family mortgage loans were reclassified from PCI to PCD loans, and as a result, were also classified as nonaccrual loans given their contractual delinquency. For more information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K. For more information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
Foreclosed assets of $195 million were down $57 million from first quarter 2020.
Table 20: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,896	0.83%	$1,779	0.44%	$1,545	0.44%	$1,539	0.44%
Real estate mortgage	1,217	0.98	944	0.77	573	0.47	669	0.55
Real estate construction	34	0.16	21	0.10	41	0.21	32	0.16
Lease financing	138	0.79	131	0.68	95	0.48	72	0.37
Total commercial	4,285	0.83	2,875	0.51	2,254	0.44	2,312	0.45
Consumer:
Real estate 1-4 family first mortgage (1)	2,393	0.86	2,372	0.81	2,150	0.73	2,261	0.78
Real estate 1-4 family junior lien mortgage (1)	753	2.81	769	2.70	796	2.70	819	2.66
Automobile	129	0.26	99	0.20	106	0.22	110	0.24
Other revolving credit and installment	45	0.14	41	0.12	40	0.12	43	0.12
Total consumer	3,320	0.79	3,281	0.74	3,092	0.69	3,233	0.73
Total nonaccrual loans	7,605	0.81	6,156	0.61	5,346	0.56	5,545	0.58
Foreclosed assets:
Government insured/guaranteed (2)	31		43		50		59
Non-government insured/guaranteed	164		209		253		378
Total foreclosed assets	195		252		303		437
Total nonperforming assets	$7,800	0.83%	$6,408	0.63%	$5,649	0.59%	$5,982	0.63%
Change in NPAs from prior quarter	$1,392		759		(333)		(317)

(1)	Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.

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

Table 21 provides an analysis of the changes in nonaccrual loans.
Table 21: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Commercial nonaccrual loans
Balance, beginning of period	$2,875	2,254	2,312	2,470	2,797
Inflows	2,741	1,479	652	710	621
Outflows:
Returned to accruing	(64)	(56)	(124)	(52)	(46)
Foreclosures	—	—	—	(78)	(2)
Charge-offs	(560)	(360)	(201)	(194)	(187)
Payments, sales and other	(707)	(442)	(385)	(544)	(713)
Total outflows	(1,331)	(858)	(710)	(868)	(948)
Balance, end of period	4,285	2,875	2,254	2,312	2,470
Consumer nonaccrual loans
Balance, beginning of period	3,281	3,092	3,233	3,452	4,108
Inflows (1)	379	749	473	448	437
Outflows:
Returned to accruing	(135)	(254)	(227)	(274)	(250)
Foreclosures	(6)	(21)	(29)	(32)	(34)
Charge-offs	(39)	(48)	(45)	(44)	(34)
Payments, sales and other	(160)	(237)	(313)	(317)	(775)
Total outflows	(340)	(560)	(614)	(667)	(1,093)
Balance, end of period	3,320	3,281	3,092	3,233	3,452
Total nonaccrual loans	$7,605	6,156	5,346	5,545	5,922

(1)	In connection with our adoption of CECL on January 1, 2020, we classified $275 million of PCD loans as nonaccruing based on performance.
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
While nonaccrual loans are not free of loss content, we believe exposure to loss is significantly mitigated by the following factors at June 30, 2020:

•
90% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 95% are secured by real estate and 89% have a combined LTV (CLTV) ratio of 80% or less.

•
losses of $708 million and $990 million have already been recognized on 16% of commercial nonaccrual loans and 34% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.

•
80% of commercial nonaccrual loans were current on interest and 75% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.

•	of the $1.3 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $866 million were current.

•	the remaining risk of loss of all nonaccrual loans has been considered and we believe is adequately covered by the allowance for loan losses.

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

Risk Management - Credit Risk Management (continued)

Table 22 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 22: Foreclosed Assets

(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Summary by loan segment
Government insured/guaranteed	$31	43	50	59	68
Commercial	45	49	62	180	101
Consumer	119	160	191	198	208
Total foreclosed assets	$195	252	303	437	377
Analysis of changes in foreclosed assets
Balance, beginning of period	$252	303	437	377	436
Net change in government insured/guaranteed (1)	(12)	(7)	(9)	(9)	(7)
Additions to foreclosed assets (2)	51	107	126	235	144
Reductions:
Sales	(98)	(154)	(250)	(155)	(199)
Write-downs and gains (losses) on sales	2	3	(1)	(11)	3
Total reductions	(96)	(151)	(251)	(166)	(196)
Balance, end of period	$195	252	303	437	377

(1)	Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.

(2)	Includes loans moved into foreclosed assets from nonaccrual status and repossessed automobiles.
Foreclosed assets at June 30, 2020, included $138 million of foreclosed residential real estate, of which 22% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $195 million in foreclosed assets at June 30, 2020, 64% have been in the foreclosed assets portfolio one year or less.

As part of our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities, which may affect the amount of our foreclosed assets for the remainder of the year. For additional information on loans in process of foreclosure, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 23: Troubled Debt Restructurings (TDRs)

(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Commercial:
Commercial and industrial	$1,882	1,302	1,183	1,162	1,294
Real estate mortgage	717	697	669	598	620
Real estate construction	20	33	36	40	43
Lease financing	10	10	13	16	31
Total commercial TDRs	2,629	2,042	1,901	1,816	1,988
Consumer:
Real estate 1-4 family first mortgage	7,176	7,284	7,589	7,905	8,218
Real estate 1-4 family junior lien mortgage	1,309	1,356	1,407	1,457	1,550
Credit Card	510	527	520	504	486
Automobile	108	76	81	82	85
Other revolving credit and installment	173	172	170	167	159
Trial modifications	91	108	115	123	127
Total consumer TDRs	9,367	9,523	9,882	10,238	10,625
Total TDRs	$11,996	11,565	11,783	12,054	12,613
TDRs on nonaccrual status	$3,475	2,846	2,833	2,775	3,058
TDRs on accrual status:
Government insured/guaranteed	1,277	1,157	1,190	1,199	1,209
Non-government insured/guaranteed	7,244	7,562	7,760	8,080	8,346
Total TDRs	$11,996	11,565	11,783	12,054	12,613
Table 23 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $607 million and $1.0 billion at June 30, 2020, and December 31, 2019, respectively. See Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For more information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Credit Quality Overview – Troubled Debt Restructuring Relief” section in this Report.

For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2019 Form 10-K.
Table 24 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as new loans.

Risk Management - Credit Risk Management (continued)

Table 24: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Commercial TDRs
Balance, beginning of quarter	$2,042	1,901	1,816	1,988	2,512
Inflows (1)	971	452	476	293	232
Outflows
Charge-offs	(60)	(56)	(48)	(66)	(37)
Foreclosures	—	—	(1)	—	—
Payments, sales and other (2)	(324)	(255)	(342)	(399)	(719)
Balance, end of quarter	2,629	2,042	1,901	1,816	1,988
Consumer TDRs
Balance, beginning of quarter	9,523	9,882	10,238	10,625	12,797
Inflows (1)	425	312	350	360	336
Outflows
Charge-offs	(46)	(63)	(57)	(56)	(61)
Foreclosures	(8)	(57)	(61)	(70)	(74)
Payments, sales and other (2)	(510)	(544)	(580)	(617)	(2,364)
Net change in trial modifications (3)	(17)	(7)	(8)	(4)	(9)
Balance, end of quarter	9,367	9,523	9,882	10,238	10,625
Total TDRs	$11,996	11,565	11,783	12,054	12,613

(1)
Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving TDRs that modified in a prior period.

(2)
Other outflows consist of normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. Occasionally, loans that have been refinanced or restructured at market terms qualify as new loans, which are also included as other outflows.

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
Loans 90 days or more past due and still accruing, excluding insured/guaranteed loans, at June 30, 2020, were down $116 million, or 12%, from December 31, 2019 due to payoffs and lower delinquencies in consumer loans as payment deferral activities instituted in response to the COVID-19 pandemic delayed recognition of delinquencies for customers who would have otherwise moved into past due status, partially offset by an increase in commercial loans 90 days or more past due and still accruing driven by credit deterioration due to the economic impact of the COVID-19 pandemic.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages were $8.9 billion at June 30, 2020, up from $6.4 billion at December 31, 2019, due to the economic slowdown related to the COVID-19 pandemic affecting our customers.
Table 25 reflects loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 25: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Total:	$9,739	7,023	7,285	7,130	7,258
Less: FHA insured/VA guaranteed (1)	8,922	6,142	6,352	6,308	6,478
Total, not government insured/guaranteed	$817	881	933	822	780
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$101	24	47	6	17
Real estate mortgage	44	28	31	28	24
Real estate construction	—	1	—	—	—
Total commercial	145	53	78	34	41
Consumer:
Real estate 1-4 family first mortgage	93	128	112	100	108
Real estate 1-4 family junior lien mortgage	19	25	32	35	27
Credit card	418	528	546	491	449
Automobile	54	69	78	75	63
Other revolving credit and installment	88	78	87	87	92
Total consumer	672	828	855	788	739
Total, not government insured/guaranteed	$817	881	933	822	780

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Risk Management - Credit Risk Management (continued)

NET LOAN CHARGE-OFFS

Table 26: Net Loan Charge-offs

									Quarter ended
	Jun 30, 2020		Mar 31, 2020		Dec 31, 2019		Sep 30, 2019		Jun 30, 2019
($ in millions)	Net loan charge- offs	% of avg. loans(1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$521	0.55%	$333	0.37%	$168	0.19%	$147	0.17%	$159	0.18%
Real estate mortgage	67	0.22	(2)	(0.01)	4	0.01	(8)	(0.02)	4	0.01
Real estate construction	(1)	(0.02)	(16)	(0.32)	—	—	(8)	(0.14)	(2)	(0.04)
Lease financing	15	0.33	9	0.19	31	0.63	8	0.17	4	0.09
Total commercial	602	0.44	324	0.25	203	0.16	139	0.11	165	0.13
Consumer:
Real estate 1-4 family first mortgage	2	—	(3)	—	(3)	—	(5)	(0.01)	(30)	(0.04)
Real estate 1-4 family junior lien mortgage	(12)	(0.17)	(5)	(0.07)	(16)	(0.20)	(22)	(0.28)	(19)	(0.24)
Credit card	327	3.60	377	3.81	350	3.48	319	3.22	349	3.68
Automobile	106	0.88	82	0.68	87	0.73	76	0.65	52	0.46
Other revolving credit and installment	88	1.09	134	1.59	148	1.71	138	1.60	136	1.56
Total consumer	511	0.48	585	0.53	566	0.51	506	0.46	488	0.45
Total	$1,113	0.46%	$909	0.38%	$769	0.32%	$645	0.27%	$653	0.28%

(1)	Quarterly net loan charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 26 presents net loan charge-offs for second quarter 2020 and the previous four quarters. Net loan charge-offs in second quarter 2020 were $1.1 billion (0.46% of average total loans outstanding), compared with $653 million (0.28%) in second quarter 2019.
The increase in commercial net loan charge-offs in second quarter 2020 from the prior quarter was driven by higher commercial and industrial losses primarily in our oil and gas portfolio, as well as higher commercial real estate mortgage losses. The decrease in consumer net loan charge-offs in second quarter 2020 from the prior quarter was driven by lower losses in credit card, and other revolving credit and installment loans driven by payment deferral activities in response to the COVID-19 pandemic.
The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for credit losses for loans, payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of net loan charge-offs. For more information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
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
Table 27 presents the allocation of the allowance for credit losses for loans by loan segment and class for the most recent quarter end and last four year ends. The detail of the changes in the allowance for credit losses for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Table 27: Allocation of the Allowance for Credit Losses (ACL) for Loans (1)

	Jun 30, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$8,109	37%	$3,600	37%	$3,628	37%	$3,752	35%	$4,560	34%
Real estate mortgage	2,395	13	1,236	13	1,282	13	1,374	13	1,320	14
Real estate construction	484	2	1,079	2	1,200	2	1,238	3	1,294	2
Lease financing	681	2	330	2	307	2	268	2	220	2
Total commercial	11,669	54	6,245	54	6,417	54	6,632	53	7,394	52
Consumer:
Real estate 1-4 family first mortgage	1,541	30	692	30	750	30	1,085	30	1,270	29
Real estate 1-4 family junior lien mortgage	725	3	247	3	431	3	608	4	815	5
Credit card	3,777	4	2,252	4	2,064	4	1,944	4	1,605	4
Automobile	1,174	5	459	5	475	5	1,039	5	817	6
Other revolving credit and installment	1,550	4	561	4	570	4	652	4	639	4
Total consumer	8,767	46	4,211	46	4,290	46	5,328	47	5,146	48
Total	$20,436	100%	$10,456	100%	$10,707	100%	$11,960	100%	$12,540	100%

	Jun 30, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
Components:
Allowance for loan losses	$18,926		9,551		9,775		11,004		11,419
Allowance for unfunded credit commitments	1,510		905		932		956		1,121
Allowance for credit losses for loans	$20,436		10,456		10,707		11,960		12,540
Allowance for loan losses as a percentage of total loans	2.02%		0.99		1.03		1.15		1.18
Allowance for loan losses as a percentage of total net loan charge-offs (2)	423		346		356		376		324
Allowance for credit losses for loans as a percentage of total loans	2.19		1.09		1.12		1.25		1.30
Allowance for credit losses for loans as a percentage of total nonaccrual loans	269		196		165		156		126

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Total net loan charge-offs are annualized for the quarter ended June 30, 2020.
The ratios for the allowance for loan losses and the allowance for credit losses for loans presented in Table 27 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The allowance for credit losses for loans increased $10.0 billion, or 95%, from December 31, 2019, driven by a $11.4 billion increase in the allowance for credit losses for loans in the first half of 2020, partially offset by a $1.3 billion decrease as a result of adopting CECL. The increase in the allowance for credit losses for loans reflected current and forecasted economic conditions due to the COVID-19 pandemic. Total provision for credit losses for loans was $9.6 billion in second quarter 2020, compared with $503 million in second quarter 2019. The increase in the provision for credit losses for loans in second quarter 2020, compared with the same period a year ago, reflected an increase in the allowance for credit losses for loans due to the economic impact of the COVID-19 pandemic.
We consider multiple economic scenarios to develop our estimate of the allowance for credit losses for loans. The scenarios include a base case considered to be the most likely economic forecast, along with an optimistic (upside) and a pessimistic (downside) economic forecast. Our estimate of the allowance for credit losses for loans at June 30, 2020, was based on a weighting of the base case and downside economic scenarios of 80% and 20%, respectively, with no weighting applied to the upside scenario. The base case economic forecast assumed near-term economic stress recovering into late 2021. The downside scenario assumed more sustained adverse economic impacts resulting from the COVID-19 pandemic compared with the base case. The downside scenario assumed U.S. real GDP increasing slowly and not fully recovering during the remainder of 2020 and 2021, and a sustained elevation in the U.S. unemployment rate until mid-2022. We considered expectations for the impact of government economic stimulus programs in effect on June 30, 2020; however, we did not consider the impact of future government economic stimulus programs. In addition, we considered expectations for the impact of customer accommodation activity, as well as the estimated impact on certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
In addition to quantitative estimates, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling

Risk Management - Credit Risk Management (continued)

assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments. At June 30, 2020, the qualitative portion of our allowance for credit losses for loans included adjustments for model performance relative to management's loss expectations, including specific incremental risks from the oil and gas, commercial real estate, and home lending portfolios due to the continued economic impact of the COVID-19 pandemic.
The forecasted key economic variables inherent in our estimate of the allowance for credit losses for loans at June 30, 2020, are presented in Table 28.

Table 28: Forecasted Key Economic Variables

	4Q 2020	2Q 2021	4Q 2021
Blend of 80% base case and 20% downside scenario (1):
U.S. unemployment rate (2)	11.0	9.2	7.5
U.S. real GDP (3)	4.3	6.3	3.5
Home price index (4)	0.7	(3.0)	(0.9)
Commercial real estate asset prices (4)	(2.5)	(7.6)	(5.1)

(1)	Represents a weighted average of the forecasted economic variable inputs.

(2)	Quarterly average.

(3)	Seasonally adjusted annualized rate.

(4)	Percentage change year over year of national average; outlook differs by geography and property type.
Future amounts of the allowance for credit losses for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. Based on economic conditions at the end of second quarter 2020, it was difficult to estimate the length and severity of the economic downturn that may result from the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the allowance for credit losses, including the impact of economic stimulus programs and customer accommodation activity. The COVID-19 pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if the impact on the economy worsens.
We believe the allowance for credit losses for loans of $20.4 billion at June 30, 2020, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb expected credit losses from the total loan portfolio. The allowance for credit losses for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date.
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
As a servicer, we are required to advance certain delinquent payments of principal and interest on the mortgage loans we service. The amount and timing of reimbursement of these advances vary by investor and the applicable servicing agreements in place. Due to an increase in customer requests for payment deferrals as a result of the COVID-19 pandemic, the amount of principal and interest advances we were required to make as a servicer increased in second quarter 2020. The amount of these advances may continue to increase if additional payment deferrals are provided. Payment deferrals also delay the collection of contractually specified servicing fees, resulting in lower net servicing income.
In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals, which has resulted in an increase in delinquent loans serviced for others and a corresponding increase in loans eligible for repurchase from GNMA loan securitization pools. Our option to repurchase loans from GNMA loan securitization pools becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. In July 2020, we repurchased $14.1 billion of these delinquent loans and we expect to repurchase $5.6 billion of these delinquent loans in August 2020.
Loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. However, in accordance with guidance issued by GNMA in June 2020, repurchased loans with COVID-related payment deferrals are ineligible for inclusion in future GNMA loan securitization pools until the borrower has timely made six consecutive payments. This requirement may delay our ability to resell loans into the securitization market.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2019 Form 10-K. For additional information on mortgage banking activities, see Note 11 (Mortgage Banking Activities) to Financial Statements in this Report.

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
Currently, our profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities.
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

•	We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 29: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates (1)	Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease	100 bps Instantaneous Parallel Increase	200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(0.9) - (0.4)	4.6 - 5.1	4.2 - 4.7
Key Rates at Horizon End
Fed Funds Target	0.25%	0.00	1.25	2.25
10-year CMT (2)	0.76	0.00	1.76	2.76
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(2.3) - (1.8)	7.2 - 7.7	11.2 - 11.7
Key Rates at Horizon End
Fed Funds Target	0.25%	0.00	1.25	2.25
10-year CMT (2)	0.89	0.00	1.89	2.89

(1)	U.S. interest rates are floored at zero where applicable in this scenario analysis

(2)	U.S. Constant Maturity Treasury Rate

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
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for more information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of June 30, 2020, and December 31, 2019, are presented in Note 15 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:

Asset/Liability Management (continued)

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
The total carrying value of our residential and commercial MSRs was $8.2 billion at June 30, 2020, and $12.9 billion at December 31, 2019. The weighted-average note rate on our portfolio of loans serviced for others was 4.13% at June 30, 2020, and 4.25% at December 31, 2019. The carrying value of our total MSRs represented 0.52% and 0.79% of mortgage loans serviced for others at June 30, 2020 and December 31, 2019, respectively.
MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It also includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with the mortgage book, and impairment on private equity investments.
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
Table 30 shows the Company’s Trading General VaR by risk category. As presented in Table 30, average Company Trading General VaR was $155 million for the quarter ended June 30, 2020, compared with $33 million for the quarter ended March 31, 2020, and $20 million for the quarter ended June 30, 2019. The increase in average as well as period end Company Trading General VaR for the quarter ended June 30, 2020, compared with the quarter ended June 30, 2019, was driven by recent market volatility, in particular changes in interest rate curves and a significant widening of credit spreads entering the 12-month historical lookback window used to calculate VaR.

Table 30: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2020				March 31, 2020				June 30, 2019
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$86	82	61	99	62	28	15	75	15	15	11	18
Interest rate	155	106	42	161	84	32	5	198	29	37	27	49
Equity	14	10	6	17	6	7	4	10	4	5	4	8
Commodity	4	4	2	7	2	2	1	6	2	2	1	6
Foreign exchange	1	2	1	3	2	1	1	6	1	1	1	1
Diversification benefit (1)	(51)	(49)			(63)	(37)			(32)	(40)
Company Trading General VaR	$209	155			93	33			19	20

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

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and Federal Deposit Insurance Corporation (FDIC), that includes a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets (HQLA), such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets greater than $10 billion. In addition, rules issued by the FRB impose enhanced liquidity management standards on large BHCs such as Wells Fargo.
The FRB, OCC and FDIC have proposed a rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), which would require large banking organizations, such as Wells Fargo, to maintain a sufficient amount of stable

Asset/Liability Management (continued)

funding in relation to their assets, derivative exposures and commitments over a one-year horizon period.
Liquidity Coverage Ratio As of June 30, 2020, the consolidated Company, Wells Fargo Bank, N.A. and Wells Fargo National Bank West were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 31 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 31: Liquidity Coverage Ratio

(in millions, except ratio)	Average for Quarter ended June 30, 2020
HQLA (1)(2)	$409,467
Projected net cash outflows	316,268
LCR	129%

(1)	Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.

(2)	Net of applicable haircuts required under the LCR rule.
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
Table 32: Primary Sources of Liquidity

	June 30, 2020			December 31, 2019
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$237,799	—	237,799	119,493	—	119,493
Debt securities of U.S. Treasury and federal agencies	58,486	3,181	55,305	61,099	3,107	57,992
Mortgage-backed securities of federal agencies (1)	255,447	37,215	218,232	258,589	41,135	217,454
Total	$551,732	40,396	511,336	439,181	44,242	394,939

(1)	Included in encumbered securities at June 30, 2020, were securities with a fair value of $2.0 billion, which were purchased in June 2020, but settled in July 2020.
In addition to our primary sources of liquidity shown in
Table 32, liquidity is also available through the sale or financing of other debt securities including trading and/or available-for-sale debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of June 30, 2020, we also maintained approximately $276.1 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.

Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 151% of total loans at June 30, 2020, and 137% at December 31, 2019.
Additional funding is provided by long-term debt and short-term borrowings. Table 33 shows selected information for short-term borrowings, which generally mature in less than 30 days.
Table 33: Short-Term Borrowings

	Quarter ended
(in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$49,659	79,036	92,403	110,399	102,560
Other short-term borrowings	10,826	13,253	12,109	13,509	12,784
Total	$60,485	92,289	104,512	123,908	115,344
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$52,868	90,722	103,614	109,499	102,557
Other short-term borrowings	10,667	12,255	12,335	12,343	12,197
Total	$63,535	102,977	115,949	121,842	114,754
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$50,397	91,121	111,727	110,399	105,098
Other short-term borrowings (2)	11,220	13,253	12,708	13,509	12,784

(1)	Highest month-end balance in each of the last five quarters was in April and February 2020, and October, September and May 2019.

(2)	Highest month-end balance in each of the last five quarters was in April and March 2020, and October, September and June 2019.

Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Long-term debt of $230.9 billion at June 30,

2020, increased $2.7 billion from December 31, 2019. We issued $18.8 billion and $37.7 billion of long-term debt in the second quarter and first half of 2020, respectively, and $187 million in July 2020. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise. Table 34 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2020 and the following years thereafter, as of June 30, 2020.
Table 34: Maturity of Long-Term Debt

	June 30, 2020
(in millions)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$7,665	17,999	18,411	11,573	12,346	88,248	156,242
Subordinated notes	—	—	—	3,789	772	26,818	31,379
Junior subordinated notes	—	—	—	—	—	1,949	1,949
Total long-term debt – Parent	$7,665	17,999	18,411	15,362	13,118	117,015	189,570
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$2,109	15,207	4,897	2,943	6	416	25,578
Subordinated notes	—	—	—	1,005	—	4,929	5,934
Junior subordinated notes	—	—	—	—	—	369	369
Securitizations and other bank debt	1,683	1,296	933	268	139	1,472	5,791
Total long-term debt – Bank	$3,792	16,503	5,830	4,216	145	7,186	37,672
Other consolidated subsidiaries
Senior notes	$131	1,843	206	508	123	836	3,647
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt – Other consolidated subsidiaries	$131	1,843	206	508	123	868	3,679
Total long-term debt	$11,588	36,345	24,447	20,086	13,386	125,069	230,921
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
On April 22, 2020, Fitch Ratings, Inc. (Fitch) affirmed the Company’s long-term and short-term issuer default ratings and revised the rating outlook to negative from stable as Fitch expects significant operating environment headwinds from the disruption to economic activity and financial markets as a result of the COVID-19 pandemic. This rating action followed Fitch’s event-driven review of the commercially-oriented U.S. global systemically important banks (G-SIBs). On May 21, 2020, DBRS Morningstar confirmed the Company’s ratings and revised the rating trend to negative from stable, citing the economic disruption caused by the COVID-19 pandemic. On July 22, 2020, Standard & Poor's (S&P) Global Ratings lowered the long-term rating of the Company to BBB+ from A- and revised the rating outlook to stable from negative.
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
The credit ratings of the Company and Wells Fargo Bank, N.A. as of June 30, 2020, are presented in Table 35.
Table 35: Credit Ratings as of June 30, 2020

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A2	P-1	Aa1	P-1
S&P Global Ratings (1)	A-	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

(1)	On July 22, 2020, S&P Global Ratings lowered the long-term rating of the Company to BBB+ from A- and revised the rating outlook to stable from negative.

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

In addition, the Company is actively working with regulators, industry working groups (such as the ARRC) and trade associations that are developing guidance to facilitate an orderly transition away from the use of LIBOR. We are closely monitoring and seeking to follow the recommendations and guidance announced by such organizations, including those announced by the ARRC and the Bank of England’s Working Group on Sterling Risk-Free Reference Rates. We continue to assess the risks and related impacts associated with a transition away from IBORs. See the “Risk Factors” section in the 2019 Form 10-K for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced, or discontinued.
On March 12, 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Update) that provides temporary relief from existing GAAP accounting requirements for entities that perform activities related to reference rate reform. The relief provided by the Update is primarily related to contract modifications and hedge accounting relationships that are impacted by the Company’s reference rate reform activities. For additional information on the Update, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For additional information on the amount of our IBOR-linked assets and liabilities, as well as the program structure and initiatives created by the LTO, see the “Risk Management – Asset/Liability Management – LIBOR Transition” section in our 2019 Form 10-K.

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our working capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings decreased $6.7 billion from December 31, 2019, predominantly as a result of common and preferred stock dividends of $4.9 billion and net losses of $1.7 billion. During second quarter 2020, we issued $367 million of common stock, excluding conversions of preferred shares. On March 15, 2020, we suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020. On June 25, 2020, the FRB announced that it was prohibiting large BHCs subject to the FRB’s capital plan rule, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB authorized certain limited exceptions to this prohibition, which are described in the “Capital Planning and Stress Testing” section below. For additional information about capital distributions, see the “Capital Planning and Stress Testing” and “Securities Repurchases” sections below.
In January 2020, we issued $2.0 billion of our Preferred Stock, Series Z. In March 2020, we redeemed the remaining $1.8 billion of our Preferred Stock, Series K, and redeemed $669 million of our Preferred Stock, Series T. For more information, see Note 17 (Preferred Stock) to Financial Statements in this Report.
On July 28, 2020, the Company reduced its third quarter 2020 common stock dividend to $0.10 per share.

Regulatory Capital Guidelines
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The federal banking regulators’ capital rules, among other things, required on a fully phased-in basis as of June 30, 2020:

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

The Basel III capital requirements for calculating CET1 and tier 1 capital, along with risk-weighted assets (RWAs), are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with Transition Requirements and are scheduled to be fully phased-in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Accordingly, in the assessment of our capital adequacy, we must report the lower of our CET1, tier 1 and total capital ratios calculated under the Standardized Approach and under the Advanced Approach. The difference between RWAs under the Standardized and Advanced Approach has narrowed in recent quarters due to economic conditions from the COVID-19 pandemic impacting our calculation of Advanced Approach RWAs. In particular, downgrades of loans in our loan portfolio, which drive negative credit risk migration, increased our Advanced Approach RWAs at June 30, 2020. We expect this trend to continue if the economic impact of the COVID-19 pandemic continues to affect our customer base.
Effective October 1, 2020, a stress capital buffer will be included in the minimum capital ratio requirements. The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. The stress capital buffer will replace the current 2.50% capital conservation buffer under the Standardized Approach. On June 29, 2020, following the FRB’s release of the results of the 2020 supervisory stress test and related CCAR, the Company announced that it expects its stress capital buffer to be 2.50%, which is the lowest possible under the new framework and would keep the regulatory minimum for the Company’s CET1 ratio at 9.00%. The FRB has indicated that it will publish the final stress capital buffer for each BHC by August 31, 2020. Because the stress capital buffer is calculated annually as part of the FRB’s supervisory stress test and related CCAR and will be based on data that can differ over time, our stress capital buffer, and thus the regulatory minimums for our capital ratios, are subject to change in future years.
As a G-SIB, we are also subject to the FRB’s rule implementing the additional capital surcharge of between 1.00-4.50% on the minimum capital requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than the BCBS methodology. Because the G-SIB capital surcharge is calculated annually based on data that can differ

Capital Management (continued)

over time, the amount of the surcharge is subject to change in future years.
In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators in March 2020 related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits.
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital guidelines. Although we report certain capital amounts and ratios in accordance with Transition Requirements for banking industry regulatory reporting purposes, we manage our capital based on a fully phased-in basis. For information about our capital requirements calculated in accordance with Transition Requirements, see Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Table 36 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at June 30, 2020, and December 31, 2019.

Table 36: Capital Components and Ratios (Fully Phased-In) (1)

			June 30, 2020				December 31, 2019
(in millions, except ratios)		Required Minimum Capital Ratios	Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)		$133,055		133,055		138,760	138,760
Tier 1 Capital	(B)		152,871		152,871		158,949	158,949
Total Capital (2)	(C)		182,698		192,486		187,813	195,703
Risk-Weighted Assets (3)	(D)		1,195,423		1,213,062		1,165,079	1,245,853
Common Equity Tier 1 Capital Ratio (3)	(A)/(D)	9.00%	11.13%		10.97	*	11.91	11.14	*
Tier 1 Capital Ratio (3)	(B)/(D)	10.50	12.79		12.60	*	13.64	12.76	*
Total Capital Ratio (2)(3)	(C)/(D)	12.50	15.28	*	15.87		16.12	15.71	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)	See Table 37 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs.

(2)
Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 37 for information regarding the calculation and components of our fully phased-in total capital amounts, including a corresponding reconciliation to GAAP financial measures.

(3)	RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

Table 37 provides information regarding the calculation and composition of our risk-based capital under the Advanced and

Standardized Approaches at June 30, 2020, and
December 31, 2019.
Table 37: Risk-Based Capital Calculation and Components

		June 30, 2020		December 31, 2019
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$180,122	180,122	187,984	187,984
Adjustments:
Preferred stock		(21,098)	(21,098)	(21,549)	(21,549)
Additional paid-in capital on preferred stock		159	159	(71)	(71)
Unearned ESOP shares		875	875	1,143	1,143
Noncontrolling interests		(736)	(736)	(838)	(838)
Total common stockholders’ equity		159,322	159,322	166,669	166,669
Adjustments:
Goodwill		(26,385)	(26,385)	(26,390)	(26,390)
Certain identifiable intangible assets (other than MSRs)		(389)	(389)	(437)	(437)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,050)	(2,050)	(2,146)	(2,146)
Applicable deferred taxes related to goodwill and other intangible assets (1)		831	831	810	810
CECL transition provision (2)		1,857	1,857	—	—
Other		(131)	(131)	254	254
Common Equity Tier 1		133,055	133,055	138,760	138,760

Common Equity Tier 1		$133,055	133,055	138,760	138,760
Preferred stock		21,098	21,098	21,549	21,549
Additional paid-in capital on preferred stock		(159)	(159)	71	71
Unearned ESOP shares		(875)	(875)	(1,143)	(1,143)
Other		(248)	(248)	(288)	(288)
Total Tier 1 capital	(A)	152,871	152,871	158,949	158,949

Long-term debt and other instruments qualifying as Tier 2		25,471	25,471	26,515	26,515
Qualifying allowance for credit losses (3)		4,591	14,379	2,566	10,456
Other		(235)	(235)	(217)	(217)
Total Tier 2 capital (Fully Phased-In)	(B)	29,827	39,615	28,864	36,754
Effect of Basel III Transition Requirements		133	133	520	520
Total Tier 2 capital (Basel III Transition Requirements)		$29,960	39,748	29,384	37,274

Total qualifying capital (Fully Phased-In)	(A)+(B)	$182,698	192,486	187,813	195,703
Total Effect of Basel IIII Transition Requirements		133	133	520	520
Total qualifying capital (Basel III Transition Requirements)		$182,831	192,619	188,333	196,223

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk (6)		$787,340	1,145,141	790,784	1,210,209
Market risk		67,920	67,921	35,644	35,644
Operational risk (7)		340,163	—	338,651	—
Total RWAs (7)		$1,195,423	1,213,062	1,165,079	1,245,853

(1)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(2)
In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators in March 2020 related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on our regulatory capital at June 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.4 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2020.

(3)
Under the Advanced Approach the allowance for credit losses that exceeds expected credit losses is eligible for inclusion in Tier 2 Capital, to the extent the excess allowance does not exceed 0.60% of Advanced credit RWAs, and under the Standardized Approach, the allowance for credit losses is includable in Tier 2 Capital up to 1.25% of Standardized credit RWAs, in each case with any excess allowance for credit losses being deducted from the respective total RWAs.

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

(6)
Includes an increase of $1.5 billion under both the Advanced Approach and Standardized Approach related to the impact of the CECL transition provision on our excess allowance for credit losses as of June 30, 2020. See footnote (3) to this table.

(7)	Amounts for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

Capital Management (continued)

Table 38 presents the changes in Common Equity Tier 1 under the Advanced Approach for the six months ended June 30, 2020.

Table 38: Analysis of Changes in Common Equity Tier 1 (Advanced Approach)

(in millions)
Common Equity Tier 1 at December 31, 2019	$138,760
Net income applicable to common stock	(2,652)
Common stock dividends	(4,189)
Common stock issued, repurchased, and stock compensation-related items	(2,189)
Changes in cumulative other comprehensive income	513
Cumulative effect from change in accounting policies (1)	991
Goodwill	5
Certain identifiable intangible assets (other than MSRs)	48
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	96
Applicable deferred taxes related to goodwill and other intangible assets (2)	21
CECL transition provision (3)	1,857
Other	(206)
Change in Common Equity Tier 1	(5,705)
Common Equity Tier 1 at June 30, 2020	$133,055

(1)	Effective January 1, 2020, we adopted CECL. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

(3)
In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators in March 2020 related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on our regulatory capital at June 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.4 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2020.

Table 39 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2020.

Table 39: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2019 (1)	$1,165,079	1,245,853
Net change in credit risk RWAs (2)	(3,444)	(65,068)
Net change in market risk RWAs	32,276	32,277
Net change in operational risk RWAs	1,512	—
Total change in RWAs	30,344	(32,791)
RWAs at June 30, 2020	$1,195,423	1,213,062

(1)	Amount for December 31, 2019, has been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

(2)
Includes an increase of $1.5 billion under both the Advanced Approach and Standardized Approach related to the impact of the CECL transition provision on our excess allowance for credit losses. See Table 37 for more information.

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
Table 40 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 40: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Total equity		$180,122	183,330	200,037	184,108	188,170	199,685	186,139	199,021
Adjustments:
Preferred stock		(21,098)	(21,347)	(23,021)	(21,344)	(21,794)	(23,023)	(21,569)	(23,118)
Additional paid-in capital on preferred stock		159	140	(78)	140	135	(78)	138	(87)
Unearned ESOP shares		875	1,143	1,292	1,140	1,143	1,294	1,141	1,397
Noncontrolling interests		(736)	(612)	(995)	(643)	(785)	(939)	(714)	(919)
Total common stockholders’ equity	(A)	159,322	162,654	177,235	163,401	166,869	176,939	165,135	176,294
Adjustments:
Goodwill		(26,385)	(26,381)	(26,415)	(26,384)	(26,387)	(26,415)	(26,386)	(26,417)
Certain identifiable intangible assets (other than MSRs)		(389)	(413)	(493)	(402)	(426)	(505)	(414)	(524)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,050)	(1,894)	(2,251)	(1,922)	(2,152)	(2,155)	(2,037)	(2,157)
Applicable deferred taxes related to goodwill and other intangible assets (1)		831	821	788	828	818	780	823	782
Tangible common equity	(B)	$131,329	134,787	148,864	135,521	138,722	148,644	137,121	147,978
Common shares outstanding	(C)	4,119.6	4,096.4	4,419.6	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$(2,694)	42	5,848	(2,652)	11,355
Book value per common share	(A)/(C)	$38.67	39.71	40.10	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	31.88	32.90	33.68	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	(6.63)%	0.10	13.26	(3.23)	12.99
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	(8.00)	0.12	15.78	(3.89)	15.47

(1)
Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

Capital Management (continued)

SUPPLEMENTARY LEVERAGE RATIO As a BHC, we are required to maintain a supplementary leverage ratio (SLR) of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. Our IDIs are required to maintain a SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (Proposed SLR rules) that would replace the 2.00% supplementary leverage buffer with a buffer equal to one-half of our G-SIB capital surcharge. The Proposed SLR rules would similarly tailor the current 6.00% SLR requirement for our IDIs. In April 2020, the FRB issued an interim final rule that temporarily allows a BHC to exclude on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of its total leverage exposure in the denominator of the SLR. This interim final rule became effective on April 1, 2020, and expires on March 31, 2021. In May 2020, federal banking regulators issued an interim final rule that permits IDIs to choose to similarly exclude these items from the denominator of their SLRs; however, if an IDI chooses to exclude such amounts from the calculation of its SLR, it will be required to request approval from its primary federal banking regulator before making capital distributions, such as paying dividends, to its parent company. As of June 30, 2020, none of the Company’s IDIs elected to apply this exclusion.
At June 30, 2020, our SLR for the Company was 7.52%, and we also exceeded the applicable SLR requirements for each of our IDIs. See Table 41 for information regarding the calculation and components of the SLR.
Table 41: Supplementary Leverage Ratio

(in millions, except ratio)		Quarter ended June 30, 2020
Tier 1 capital	(A)	$152,871
Total average assets		1,950,796
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,367
Less: Other SLR exclusions		218,984
Total adjusted average assets		1,703,445
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		74,435
Repo-style transactions (2)		3,604
Other (3)		250,765
Total off-balance sheet exposures		328,804
Total leverage exposure	(B)	$2,032,249
Supplementary leverage ratio	(A)/(B)	7.52%

(1)	Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.

(2)	Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).

(3)	Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18.00% of RWAs and (ii) 7.50% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs are required to maintain (i) a TLAC buffer equal to 2.50% of RWAs plus our applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer to be added to the 18.00% minimum and (ii) an external TLAC leverage buffer equal to 2.00% of total leverage exposure to be added to the 7.50% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. U.S. G-SIBs are also required to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.00% of RWAs plus our applicable G-SIB capital surcharge calculated under method two and (ii) 4.50% of the total leverage exposure. Under the Proposed SLR rules, the 2.00% external TLAC leverage buffer would be replaced with a buffer equal to one-half of our applicable G-SIB capital surcharge, and the leverage component for calculating the minimum amount of eligible unsecured long-term debt would be modified from 4.50% of total leverage exposure to 2.50% of total leverage exposure plus one-half of our applicable G-SIB capital surcharge. As of June 30, 2020, our eligible external TLAC as a percentage of total risk-weighted assets was 25.33% compared with a required minimum of 22.00%. Similar to the risk-based capital requirements, we determine minimum required TLAC based on the greater of RWAs determined under the Standardized and Advanced approaches.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS As discussed in the “Risk Management – Asset/ Liability Management – Liquidity and Funding – Liquidity Standards” section in this Report, federal banking regulators have issued a final rule regarding the U.S. implementation of the Basel III LCR and a proposed rule regarding the NSFR.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, based on the final Basel III capital rules under the lower of the Standardized or Advanced Approaches CET1 capital ratios, we currently target a long-term CET1 capital ratio at or in excess of 10.00%, which includes a 2.00% G-SIB capital surcharge. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, changes to the regulatory minimums for our capital ratios (including changes to our stress capital buffer), planned capital actions, changes in our risk profile and other factors.
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
Our 2020 capital plan, which was submitted on April 3, 2020, as part of CCAR, included a comprehensive capital outlook supported by an assessment of expected sources and uses of capital over a given planning horizon under a range of expected and stress scenarios. As part of the 2020 CCAR, the FRB also generated a supervisory stress test, which assumed a sharp decline in the economy and significant decline in asset pricing using the information provided by the Company to estimate performance. The FRB reviewed the supervisory stress test results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on June 25, 2020.
On June 25, 2020, the FRB also announced that it is requiring large BHCs, including Wells Fargo, to update and resubmit their capital plans within 45 days after the FRB provides updated scenarios. Requiring resubmission will prohibit each BHC from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB is authorizing each BHC to (i) make share repurchases relating to issuances of common stock related to employee stock ownership plans; (ii) provided that the BHC does not increase the amount of its common stock dividends, pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the FRB; and (iii) make scheduled payments on additional tier 1 and tier 2 capital instruments. These provisions may be extended by the FRB quarter-by-quarter.
Concurrently with CCAR, federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions. These stress testing requirements set forth the timing and type of stress test activities large BHCs and banks must undertake as well as rules governing stress testing controls, oversight and disclosure requirements. We submitted the results of our stress test to the FRB and disclosed a summary of the results in June 2020.

Securities Repurchases
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward repurchase transactions, and similar transactions. Additionally, we may enter into plans to purchase stock that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. Various factors determine the amount of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan and to changes in our risk profile. Due to the various factors impacting the amount of our share repurchases and the fact that we tend to be in the market regularly to satisfy repurchase considerations under our capital plan, our share repurchases occur at various price levels. We may suspend share repurchase activity at any time. On March 15, 2020, we, along with the other members of the Financial Services Forum, suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020. On June 25, 2020, the FRB announced that it was prohibiting large BHCs, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB authorized certain limited exceptions to this prohibition, which are described in the “Capital Planning and Stress Testing” section above.
At June 30, 2020, we had remaining Board authority to repurchase approximately 168 million shares, subject to regulatory and legal conditions. For more information about share repurchases during second quarter 2020, see Part II, Item 2 in this Report.
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
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2019 Form 10-K and in our 2020 First Quarter Report on Form 10-Q.

REGULATORY DEVELOPMENTS RELATED TO COVID-19 In response to the COVID-19 pandemic and related events, federal banking regulators have undertaken a number of measures to help stabilize the banking sector, support the broader economy, and facilitate the ability of banking organizations like Wells Fargo to continue lending to consumers and businesses. For example, in order to facilitate the Coronavirus Aid, Relief and Economic Security Act (CARES Act), federal banking regulators issued interim final rules designed to encourage financial institutions to participate in stimulus measures, such as the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. Similarly, the FRB launched a number of lending facilities designed to enhance liquidity and the functioning of markets, including facilities covering money market mutual funds and term asset-backed securities loans. Federal banking regulators have also issued several joint interim final rules amending the regulatory capital and TLAC rules and other prudential regulations to ease certain restrictions on banking organizations and encourage the use of certain FRB-established facilities in order to further promote lending to consumers and businesses.

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
Judgment is specifically applied in:

•
Economic assumptions and the length of the initial loss forecast period. Forecasted economic variables, such as gross domestic product (GDP), unemployment rate or collateral asset prices, are used to estimate expected credit losses. While many of these economic variables are evaluated at the macro-economy level, some economic variables may be forecasted at more granular levels, for example, using the metro statistical area (MSA) level for unemployment rates, home prices and commercial real estate prices. Quarterly, we assess the length of the initial loss forecast period and have currently set the period to one year. Management exercises judgment when assigning weight to the three economic scenarios that are used to estimate future credit losses. The three scenarios include a most likely expectation of economic variables referred to as the base case scenario, as well as an optimistic (upside) scenario and a pessimistic (downside) scenario.

•
Reversion of losses beyond the initial forecast period. We use a reversion approach to connect the losses estimated for our initial loss forecast period to the period of our historical loss forecast based on economic conditions at the measurement date. Our reversion methodology considers the type of portfolio, point in the credit cycle, expected length of recessions and recoveries, as well as other relevant factors. The length of reversion period varies by asset type – one year for shorter contractual term loans such as commercial loans and two years for longer contractual term loans such as real estate 1-4 family mortgage loans. We assess the reversion approach on a quarterly basis and the length of the reversion period by asset type annually.

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

In our sensitivity analysis, we applied 50% weight to both the base case scenario and the downside scenario to reflect the potential for further economic deterioration from a COVID-19 resurgence. The outcomes of both scenarios were influenced by the duration, severity, and timing of changes in economic variables within those scenarios. The result of the sensitivity analysis would have increased the ACL for loans by approximately $5.0 billion at June 30, 2020.
This hypothetical increase in our ACL for loans represents changes to our quantitative estimate and does not incorporate the impact of management judgment for qualitative factors applied in the current ACL for loans, which may have a positive or negative effect on the results. Also, if this hypothetical result were to actually materialize, the increase in our ACL for loans may be recognized over time if actual loss expectations exceed our historical loss experience.
This sensitivity analysis does not represent management’s view of expected credit losses at the balance sheet date. The sensitivity analysis excludes the ACL for debt securities given its size relative to the overall ACL. Management believes that the estimate for the ACL for loans was appropriate at the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions.

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

The guidance becomes effective on January 1, 2022. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will require the associated insurance related reserves for these products to be measured at fair value as of the earliest period presented, with the cumulative effect on fair value for changes attributable to our own credit risk recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect of our own credit, will be recognized in the opening balance of retained earnings. As of June 30, 2020, we held $1.1 billion in insurance-related reserves of which $568 million was in scope of the Update. A total of $509 million was associated with products that meet the definition of market risk benefits, and of this amount, $52 million was measured at fair value under current accounting standards. The market risk benefits are largely indexed to U.S. equity and fixed income markets. Upon adoption, we may incur periodic earnings volatility from changes in the fair value of market risk benefits generally due to the long duration of these contracts. We plan to economically hedge this volatility, where feasible. The ultimate impact of these changes will depend on the composition of our market risk benefits portfolio at the date of adoption. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding long-duration contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented, and are not expected to be material.

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

Forward-Looking Statements (continued)

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission (SEC), and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) the performance of our mortgage business and any related exposures; (viii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (ix) future common stock dividends, common share repurchases and other uses of capital; (x) our targeted range for return on assets, return on equity, and return on tangible common equity; (xi) expectations regarding our effective income tax rate; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.
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
For more information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the “Risk Factors” section in this Report, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov1.
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

1 We do not control this website. Wells Fargo has provided this link for your convenience, but does not endorse and is not responsible for the content, links, privacy policy, or security policy of this website.

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

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may continue to be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold, as well as reductions in other comprehensive income. Moreover, the persistence of adverse economic conditions and reduced revenue may adversely affect the fair value of our operating segments and underlying reporting units which may result in goodwill impairment. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices.

Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The pandemic could also result in or contribute to additional downgrades to our credit ratings or credit outlook. In response to the pandemic, we have suspended residential property foreclosure sales and evictions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, personal and commercial lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we have reduced our common stock dividend and temporarily suspended share repurchases, and we could take, or be required to take, other capital actions in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2020, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Interest income
Debt securities	$2,946	3,781	$6,418	7,722
Mortgage loans held for sale	230	195	427	347
Loans held for sale	7	20	19	44
Loans	8,448	11,316	18,513	22,670
Equity securities	116	236	322	446
Other interest income	54	1,438	829	2,760
Total interest income	11,801	16,986	26,528	33,989
Interest expense
Deposits	585	2,213	2,327	4,239
Short-term borrowings	(17)	646	274	1,242
Long-term debt	1,237	1,900	2,477	3,827
Other interest expense	116	132	258	275
Total interest expense	1,921	4,891	5,336	9,583
Net interest income	9,880	12,095	21,192	24,406
Provision (reversal of provision) for credit losses:
Debt securities (1)	(31)	—	141	—
Loans	9,565	503	13,398	1,348
Net interest income after provision for credit losses	346	11,592	7,653	23,058
Noninterest income
Service charges on deposit accounts	930	1,206	2,139	2,300
Trust and investment fees	3,351	3,568	6,925	6,941
Card fees	797	1,025	1,689	1,969
Other fees	578	800	1,210	1,570
Mortgage banking	317	758	696	1,466
Net gains from trading activities	807	229	871	586
Net gains on debt securities	212	20	449	145
Net gains (losses) from equity securities	533	622	(868)	1,436
Lease income	334	424	686	867
Other (2)	97	837	564	1,507
Total noninterest income	7,956	9,489	14,361	18,787
Noninterest expense
Personnel (2)	8,911	8,474	17,225	17,682
Technology and equipment (2)	562	641	1,268	1,335
Occupancy	871	719	1,586	1,436
Core deposit and other intangibles	22	27	45	55
FDIC and other deposit assessments	165	144	283	303
Other (2)	4,020	3,444	7,192	6,554
Total noninterest expense	14,551	13,449	27,599	27,365
Income (loss) before income tax expense (benefit)	(6,249)	7,632	(5,585)	14,480
Income tax expense (benefit)	(3,917)	1,294	(3,758)	2,175
Net income (loss) before noncontrolling interests	(2,332)	6,338	(1,827)	12,305
Less: Net income (loss) from noncontrolling interests	47	132	(101)	239
Wells Fargo net income (loss)	$(2,379)	6,206	$(1,726)	12,066
Less: Preferred stock dividends and other	315	358	926	711
Wells Fargo net income (loss) applicable to common stock	$(2,694)	5,848	$(2,652)	11,355
Per share information
Earnings (loss) per common share	$(0.66)	1.31	$(0.65)	2.52
Diluted earnings (loss) per common share (3)	(0.66)	1.30	(0.65)	2.50
Average common shares outstanding	4,105.5	4,469.4	4,105.2	4,510.2
Diluted average common shares outstanding (3)	4,105.5	4,495.0	4,105.2	4,540.1

(1)
Prior to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), on January 1, 2020, provision for credit losses from debt securities was not applicable and is therefore presented as $0 for both the second quarter and first half of 2019. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)
In second quarter 2020, insurance income was reclassified to other noninterest income, personnel-related expenses were combined into a single line item, and expenses for cloud computing services were reclassified from contract services expense (within other noninterest expense) to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

(3)	In second quarter 2020, diluted earnings per common share equaled earnings per common share because our securities convertible into common shares had an anti-dilutive effect.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Wells Fargo net income (loss)	$(2,379)	6,206	(1,726)	12,066
Other comprehensive income (loss), before tax:
Debt securities:
Net unrealized gains arising during the period	1,596	1,709	1,486	4,540
Reclassification of net (gains) losses to net income	(90)	39	(262)	(42)
Derivative and hedging activities:
Net unrealized gains (losses) arising during the period	(52)	57	72	22
Reclassification of net losses to net income	55	79	113	158
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(674)	—	(671)	(4)
Amortization of net actuarial loss, settlements and other to net income	101	33	137	68
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	51	14	(144)	56
Other comprehensive income, before tax	987	1,931	731	4,798
Income tax expense related to other comprehensive income	(221)	(473)	(219)	(1,167)
Other comprehensive income, net of tax	766	1,458	512	3,631
Less: Other comprehensive loss from noncontrolling interests	—	—	(1)	—
Wells Fargo other comprehensive income, net of tax	766	1,458	513	3,631
Wells Fargo comprehensive income (loss)	(1,613)	7,664	(1,213)	15,697
Comprehensive income (loss) from noncontrolling interests	47	132	(102)	239
Total comprehensive income (loss)	$(1,566)	7,796	(1,315)	15,936

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2020	Dec 31, 2019
Assets	(Unaudited)
Cash and due from banks	$24,704	21,757
Interest-earning deposits with banks	237,799	119,493
Total cash, cash equivalents, and restricted cash	262,503	141,250
Federal funds sold and securities purchased under resale agreements	79,289	102,140
Debt securities:
Trading, at fair value	74,679	79,733
Available-for-sale, at fair value (includes amortized cost of $224,467 and $260,060, net of allowance for credit losses of $114 and $0) (1)	228,899	263,459
Held-to-maturity, at amortized cost, net of allowance for credit losses of $20 and $0 (fair value $176,882 and $156,860) (1)	169,002	153,933
Mortgage loans held for sale (includes $18,644 and $16,606 carried at fair value) (2)	32,355	23,342
Loans held for sale (includes $1,201 and $972 carried at fair value) (2)	1,339	977
Loans (includes $152 and $171 carried at fair value) (2)	935,155	962,265
Allowance for loan losses	(18,926)	(9,551)
Net loans	916,229	952,714
Mortgage servicing rights:
Measured at fair value	6,819	11,517
Amortized	1,361	1,430
Premises and equipment, net	9,025	9,309
Goodwill	26,385	26,390
Derivative assets	22,776	14,203
Equity securities (includes $27,339 and $41,936 carried at fair value) (2)	52,494	68,241
Other assets	85,611	78,917
Total assets (3)	$1,968,766	1,927,555
Liabilities
Noninterest-bearing deposits	$432,857	344,496
Interest-bearing deposits	977,854	978,130
Total deposits	1,410,711	1,322,626
Short-term borrowings	60,485	104,512
Derivative liabilities	11,368	9,079
Accrued expenses and other liabilities	75,159	75,163
Long-term debt	230,921	228,191
Total liabilities (4)	1,788,644	1,739,571
Equity
Wells Fargo stockholders’ equity:
Preferred stock	21,098	21,549
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,923	61,049
Retained earnings	159,952	166,697
Cumulative other comprehensive income (loss)	(798)	(1,311)
Treasury stock – 1,362,252,882 shares and 1,347,385,537 shares	(69,050)	(68,831)
Unearned ESOP shares	(875)	(1,143)
Total Wells Fargo stockholders’ equity	179,386	187,146
Noncontrolling interests	736	838
Total equity	180,122	187,984
Total liabilities and equity	$1,968,766	1,927,555

(1)
Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses (ACL) related to available-for-sale (AFS) and held-to-maturity (HTM) debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For more information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

(2)	Parenthetical amounts represent assets and liabilities that we are required to carry at fair value or for which we have elected the fair value option.

(3)
Our consolidated assets at June 30, 2020, and December 31, 2019, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $26 million and $16 million; Interest-earning deposits with banks, $0 million and $284 million; Debt securities, $555 million and $540 million; Net loans, $11.6 billion and $13.2 billion; Derivative assets, $1 million and $1 million; Equity securities, $71 million and $118 million; Other assets, $215 million and $239 million; and Total assets, $12.4 billion and $14.4 billion, respectively.

(4)
Our consolidated liabilities at June 30, 2020, and December 31, 2019, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $300 million and $401 million; Derivative liabilities, $1 million and $3 million; Accrued expenses and other liabilities, $212 million and $235 million; Long-term debt, $225 million and $587 million; and Total liabilities, $738 million and $1.2 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance March 31, 2020	5,743,949	$21,347	4,096,410,304	$9,136
Net income (loss)
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			13,460,720
Common stock repurchased			(45,866)
Preferred stock released by ESOP
Preferred stock converted to common shares	(249,176)	(249)	9,733,434
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(249,176)	(249)	23,148,288	—
Balance June 30, 2020	5,494,773	$21,098	4,119,558,592	$9,136
Balance March 31, 2019	9,377,211	$23,214	4,511,947,830	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			8,491,923
Common stock repurchased			(104,852,744)
Preferred stock released by ESOP
Preferred stock converted to common shares	(193,042)	(193)	4,004,188
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(193,042)	(193)	(92,356,633)	—
Balance June 30, 2019	9,184,169	$23,021	4,419,591,197	$9,136

					Quarter ended June 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
59,849	165,308	(1,564)	(70,215)	(1,143)	182,718	612	183,330
	(2,379)				(2,379)	47	(2,332)
		766			766	—	766
					—	77	77
224	(549)		692		367		367
			(2)		(2)		(2)
—	—				—		—
—				—	—		—
(19)				268	249		249
(243)			492		—		—
					—		—
20	(2,113)				(2,093)		(2,093)
—	(315)				(315)		(315)
120					120		120
(28)			(17)		(45)		(45)
74	(5,356)	766	1,165	268	(3,332)	124	(3,208)
59,923	159,952	(798)	(69,050)	(875)	179,386	736	180,122
60,409	160,776	(3,682)	(50,519)	(1,502)	197,832	901	198,733
	6,206				6,206	132	6,338
		1,458			1,458	—	1,458
					—	(38)	(38)
(2)	(38)		439		399		399
			(4,898)		(4,898)		(4,898)
	—				—		—
—				—	—		—
(17)				210	193		193
(15)			208		—		—
—					—		—
20	(2,035)				(2,015)		(2,015)
	(358)				(358)		(358)
247					247		247
(17)			(5)		(22)		(22)
216	3,775	1,458	(4,256)	210	1,210	94	1,304
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2019	7,492,169	$21,549	4,134,425,937	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2020	7,492,169	$21,549	4,134,425,937	$9,136
Net income (loss)
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			50,812,607
Common stock repurchased			(75,413,386)
Preferred stock redeemed	(1,828,720)	(2,215)
Preferred stock released by ESOP
Preferred stock converted to common shares	(249,176)	(249)	9,733,434
Preferred stock issued	80,500	2,013
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,997,396)	(451)	(14,867,345)	—
Balance June 30, 2020	5,494,773	$21,098	4,119,558,592	$9,136
Balance December 31, 2018	9,377,216	$23,214	4,581,253,608	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2019	9,377,216	$23,214	4,581,253,608	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			36,549,824
Common stock repurchased			(202,216,454)
Preferred stock redeemed	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	(193,047)	(193)	4,004,219
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

					Six months ended June 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
61,049	166,697	(1,311)	(68,831)	(1,143)	187,146	838	187,984
	991	—			991		991
61,049	167,688	(1,311)	(68,831)	(1,143)	188,137	838	188,975
	(1,726)				(1,726)	(101)	(1,827)
		513			513	(1)	512
					—	—	—
207	(857)		2,694		2,044		2,044
			(3,409)		(3,409)		(3,409)
17	(272)				(2,470)		(2,470)
—				—	—		—
(19)				268	249		249
(243)			492		—		—
(45)					1,968		1,968
38	(4,227)				(4,189)		(4,189)
	(654)				(654)		(654)
301					301		301
(1,382)			4		(1,378)		(1,378)
(1,126)	(7,736)	513	(219)	268	(8,751)	(102)	(8,853)
59,923	159,952	(798)	(69,050)	(875)	179,386	736	180,122
60,685	158,163	(6,336)	(47,194)	(1,502)	196,166	900	197,066
	(492)	481			(11)		(11)
60,685	157,671	(5,855)	(47,194)	(1,502)	196,155	900	197,055
	12,066				12,066	239	12,305
		3,631			3,631	—	3,631
					—	(144)	(144)
(2)	(367)		1,907		1,538		1,538
			(9,718)		(9,718)		(9,718)
	—				—		—
—				—	—		—
(17)				210	193		193
(15)			208		—		—
					—		—
39	(4,108)				(4,069)		(4,069)
	(711)				(711)		(711)
791					791		791
(856)			22		(834)		(834)
(60)	6,880	3,631	(7,581)	210	2,887	95	2,982
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$(1,827)	12,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,539	1,348
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	4,481	2,408
Depreciation, amortization and accretion	4,062	3,100
Other net (gains) losses	7,146	(1,360)
Stock-based compensation	953	1,388
Originations and purchases of mortgage loans held for sale	(82,713)	(63,836)
Proceeds from sales of and paydowns on mortgage loans held for sale	68,614	39,741
Net change in:
Debt and equity securities, held for trading	36,459	14,777
Loans held for sale	(242)	619
Deferred income taxes	(1,358)	(821)
Derivative assets and liabilities	(6,825)	(2,461)
Other assets	(5,910)	7,194
Other accrued expenses and liabilities	(2,987)	(7,120)
Net cash provided by operating activities	33,392	7,282
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	22,851	(31,912)
Available-for-sale debt securities:
Proceeds from sales	29,524	6,682
Prepayments and maturities	35,340	17,657
Purchases	(28,310)	(18,306)
Held-to-maturity debt securities:
Paydowns and maturities	11,566	5,145
Purchases	(25,376)	(154)
Equity securities, not held for trading:
Proceeds from sales and capital returns	5,584	2,320
Purchases	(5,587)	(2,426)
Loans:
Loans originated by banking subsidiaries, net of principal collected	8,871	(7,008)
Proceeds from sales (including participations) of loans held for investment	5,325	8,196
Purchases (including participations) of loans	(775)	(1,001)
Principal collected on nonbank entities’ loans	5,505	1,770
Loans originated by nonbank entities	(5,856)	(2,604)
Proceeds from sales of foreclosed assets and short sales	753	1,405
Other, net	(31)	512
Net cash provided (used) by investing activities	59,384	(19,724)
Cash flows from financing activities:
Net change in:
Deposits	88,085	1,938
Short-term borrowings	(44,027)	9,557
Long-term debt:
Proceeds from issuance	37,664	33,091
Repayment	(44,574)	(26,357)
Preferred stock:
Proceeds from issuance	1,968	—
Redeemed	(2,470)	—
Cash dividends paid	(654)	(711)
Common stock:
Proceeds from issuance	454	242
Stock tendered for payment of withholding taxes	(320)	(272)
Repurchased	(3,409)	(9,718)
Cash dividends paid	(4,055)	(3,954)
Net change in noncontrolling interests	(31)	(124)
Other, net	(154)	(110)
Net cash provided by financing activities	28,477	3,582
Net change in cash, cash equivalents, and restricted cash	121,253	(8,860)
Cash, cash equivalents, and restricted cash at beginning of period	141,250	173,287
Cash, cash equivalents, and restricted cash at end of period	$262,503	164,427
Supplemental cash flow disclosures:
Cash paid for interest	$5,545	9,354
Cash paid for income taxes	2,254	2,516

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

Accounting Standards Adopted in 2020
In 2020, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

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

•
ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force)

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

ASU 2020-04 provides optional, temporary relief to ease the burden of accounting for reference rate reform activities that affect contractual modifications of floating rate financial instruments indexed to interbank offering rates (IBORs) and hedge accounting relationships. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. The application of the relief for qualifying existing hedging relationships may be made on a hedge-by-hedge basis and across multiple reporting periods.
We adopted ASU 2020-04 on April 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2022. This guidance is applied on a prospective basis. The Update did not have a material impact on our consolidated financial statements in second quarter 2020.

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

Note 1: Summary of Significant Accounting Policies (continued)

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

•
A reversion period of up to two years to connect the losses estimated for our initial loss forecast period to the period of our historical loss forecast based on economic conditions at the measurement date. Our reversion methodology considers the type of portfolio, point in the credit cycle, expected length of recessions and recoveries, as well as other relevant factors.

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
We do not generally record an ACL for accrued interest receivables because uncollectible accrued interest is reversed through interest income in a timely manner in line with our non-accrual and past due policies for loans and debt securities. For consumer credit card and certain consumer lines of credit, we include an ACL for accrued interest and fees since these loans are not placed on nonaccrual status and written off until the loan is 180 days past due. Accrued interest receivables are included in other assets, except for certain revolving loans, such as credit card loans.

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

Note 1: Summary of Significant Accounting Policies (continued)

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

OTHER QUALITATIVE FACTORS  The ACL includes amounts for qualitative factors which may not be adequately reflected in our loss models. These amounts represent management’s judgment of risks in the processes and assumptions used in establishing the ACL. Generally, these amounts are established at a granular level below our loan portfolio segments. We also consider economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

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

Troubled Debt Restructuring and Other Relief Related to COVID-19
On March 25, 2020, the U.S. Senate approved the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In first quarter 2020, we elected to apply the TDR relief provided by the CARES Act.
On April 7, 2020, federal banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the Interagency Statement). The guidance in the Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of the COVID-19 pandemic on the financial condition of a borrower in connection with a short-term (e.g., six months or less) COVID-related modification provided the borrower is current at the date the modification program is implemented.
For COVID-related modifications in the form of payment deferrals, delinquency status will not advance and loans that were accruing at the time the relief is provided will generally not be placed on nonaccrual status during the deferral period. COVID-

related modifications that do not meet the provisions of the CARES Act or the Interagency Statement will be assessed for TDR classification.
On April 10, 2020, the FASB Staff issued Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, a question and answer guide. The guide provided an election for leases accounted for under Accounting Standards Codification (ASC) 842, Leases, that were modified due to COVID-19 and met certain criteria in order to not require a new lease classification test upon modification. In second quarter 2020, we elected to apply the lease modification relief provided by the guide.

Share Repurchases
During the first quarter of 2020 and 2019, we repurchased shares of our common stock under Rule 10b5-1 repurchase plans. On March 15, 2020, we, along with the other members of the Financial Services Forum, suspended our share repurchase activities for the remainder of the first quarter and for second quarter 2020. On June 25, 2020, the Board of Governors of the Federal Reserve System (FRB) announced that it was prohibiting large bank holding companies (BHCs) subject to the FRB’s capital plan rule, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB is authorizing each BHC to (i) make share repurchases relating to issuances of common stock related to employee stock ownership plans; (ii) provided that the BHC does not increase the amount of its common stock dividends, pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the FRB; and (iii) make scheduled payments on additional tier 1 and tier 2 capital instruments. These provisions may be extended by the FRB quarter-by-quarter. For more information about share repurchases, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2020	2019
Trading debt securities retained from securitization of mortgage loans held for sale (MLHFS)	$16,953	19,131
Transfers from loans to MLHFS	12,430	4,419
Transfers from available-for-sale debt securities to held-to-maturity debt securities	—	6,071
Operating lease ROU assets acquired with operating lease liabilities (1)	345	5,302

(1)	Includes amounts attributable to new leases and changes from modified leases. The six months ended June 30, 2019, balance also includes $4.9 billion from adoption of ASU 2016-02 – Leases (Topic 842).

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2020, and there have been no material events that would require recognition in our second quarter 2020 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Business Combinations
There were no acquisitions during the first half of 2020. As of June 30, 2020, we had no pending acquisitions.

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Jun 30, 2020	Dec 31, 2019
Required reserve balance for the FRB (1)	$—	11,374
Reserve balance for non-U.S. central banks	200	460
Segregated for benefit of brokerage customers under federal and other brokerage regulations	703	733
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	26	300

(1)	Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%. The amount for December 31, 2019 represents an average for the year ended December 31, 2019.

Federal laws and regulations limit the dividends that a national bank may pay. Our national bank subsidiaries could have declared additional dividends of $1.0 billion at June 30, 2020, without obtaining prior regulatory approval. We have elected to retain higher capital at our national bank subsidiaries in order to meet internal capital policy minimums and regulatory requirements. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Based on retained earnings at June 30, 2020, our nonbank subsidiaries could have declared additional dividends of $26.5 billion at June 30, 2020, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2019 Form 10-K.

The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and other requirements that govern capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to review by the FRB as part of the Parent’s capital plan in connection with the FRB’s annual Comprehensive Capital Analysis and Review (CCAR). Once the FRB’s stress capital buffer requirement becomes effective on October 1, 2020, the Parent’s ability to take certain capital actions will be subject to the Parent meeting or exceeding certain regulatory capital minimums, which include the stress capital buffer established by the FRB as part of the FRB’s annual supervisory stress test and related CCAR.
On July 28, 2020, the Company reduced its third quarter 2020 common stock dividend to $0.10 per share.
On June 25, 2020, the FRB announced that it is requiring large BHCs, including Wells Fargo, to update and resubmit their capital plans within 45 days after the FRB provides updated scenarios. Requiring resubmission will prohibit each BHC from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. Through the end of third quarter 2020, the FRB is authorizing each BHC to (i) make share repurchases relating to issuances of common stock related to employee stock ownership plans; (ii) provided that the BHC does not increase the amount of its common stock dividends, pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the FRB; and (iii) make scheduled payments on additional tier 1 and tier 2 capital instruments. These provisions may be extended by the FRB quarter-by-quarter.

Note 4: Trading Activities
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

	Jun 30,	Dec 31,
(in millions)	2020	2019
Trading assets:
Debt securities	$74,679	79,733
Equity securities	12,591	27,440
Loans held for sale	1,201	972
Gross trading derivative assets	60,644	34,825
Netting (1)	(39,885)	(21,463)
Total trading derivative assets	20,759	13,362
Total trading assets	109,230	121,507
Trading liabilities:
Short sale	20,213	17,430
Gross trading derivative liabilities	54,985	33,861
Netting (1)	(44,901)	(26,074)
Total trading derivative liabilities	10,084	7,787
Total trading liabilities	$30,297	25,217

(1)	Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.

Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest income:
Debt securities	$659	740	$1,425	1,533
Equity securities	68	143	205	258
Loans held for sale	6	20	18	43
Total interest income	733	903	1,648	1,834
Less: Interest expense	116	127	257	263
Net interest income	617	776	1,391	1,571
Net gains (losses) from trading activities (1):
Debt securities	329	401	2,684	1,089
Equity securities	2,329	1,236	(2,072)	3,303
Loans held for sale	24	(4)	12	10
Derivatives (2)	(1,875)	(1,404)	247	(3,816)
Total net gains from trading activities	807	229	871	586
Total trading-related net interest and noninterest income	$1,424	1,005	$2,262	2,157

(1)	Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.

(2)	Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

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

Outstanding balances exclude accrued interest receivable on available-for-sale and held-to-maturity debt securities which are included in other assets. During the first half of 2020, we reversed accrued interest receivable on our available-for-sale and held-to-maturity debt securities by reversing interest income of $6 million. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 5.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$7,923	69	(9)	7,983
Securities of U.S. states and political subdivisions (2)	33,259	200	(448)	33,011
Mortgage-backed securities:
Federal agencies	139,326	5,533	(24)	144,835
Residential	542	2	(3)	541
Commercial	3,663	9	(113)	3,559
Total mortgage-backed securities	143,531	5,544	(140)	148,935
Corporate debt securities	4,972	95	(92)	4,975
Collateralized loan obligations	25,727	1	(729)	24,999
Other	9,055	69	(128)	8,996
Total available-for-sale debt securities	224,467	5,978	(1,546)	228,899
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	48,578	1,972	(47)	50,503
Securities of U.S. states and political subdivisions	14,277	622	(7)	14,892
Federal agency and other mortgage-backed securities (3)	106,133	5,350	(10)	111,473
Other debt securities	14	—	—	14
Total held-to-maturity debt securities	169,002	7,944	(64)	176,882
Total (4)	$393,469	13,922	(1,610)	405,781
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$14,948	13	(1)	14,960
Securities of U.S. states and political subdivisions (2)	39,381	992	(36)	40,337
Mortgage-backed securities:
Federal agencies	160,318	2,299	(164)	162,453
Residential	814	14	(1)	827
Commercial	3,899	41	(6)	3,934
Total mortgage-backed securities	165,031	2,354	(171)	167,214
Corporate debt securities	6,343	252	(32)	6,563
Collateralized loan obligations	29,153	25	(123)	29,055
Other	5,204	150	(24)	5,330
Total available-for-sale debt securities	260,060	3,786	(387)	263,459
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	45,541	617	(19)	46,139
Securities of U.S. states and political subdivisions	13,486	286	(13)	13,759
Federal agency and other mortgage-backed securities (3)	94,869	2,093	(37)	96,925
Other debt securities	37	—	—	37
Total held-to-maturity debt securities	153,933	2,996	(69)	156,860
Total (4)	$413,993	6,782	(456)	420,319

(1)
Represents amortized cost of the securities, net of the allowance for credit losses of $114 million related to available-for-sale debt securities and $20 million related to held-to-maturity debt securities at June 30, 2020. Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses related to available-for-sale and held-to-maturity debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)
Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost net of allowance for credit losses and fair value of these types of securities was $5.8 billion at both June 30, 2020, and December 31, 2019.

(3)	Predominantly consists of federal agency mortgage-backed securities at both June 30, 2020 and December 31, 2019.

(4)
We held available-for-sale and held-to-maturity debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $93.6 billion and $80.1 billion and a fair value of $98.1 billion and $83.8 billion at June 30, 2020 and an amortized cost of $98.5 billion and $84.1 billion and a fair value of $100.3 billion and $85.5 billion at December 31, 2019, respectively.

Table 5.2 details the breakout of purchases of and transfers to held-to-maturity debt securities by major category of security.

Table 5.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Purchases of held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	$3,016	—
Securities of U.S. states and political subdivisions	15	243	881	243
Federal agency and other mortgage-backed securities	6,970	37	22,895	53
Total purchases of held-to-maturity debt securities	6,985	280	26,792	296
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Securities of U.S. states and political subdivisions	—	1,558	—	1,558
Federal agency and other mortgage-backed securities	—	2,106	—	4,513
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	3,664	$—	6,071

Table 5.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to available-for-sale and held-to-maturity debt securities (pre-tax).

Table 5.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest income:
Available-for-sale	$1,349	2,110	$3,075	4,311
Held-to-maturity	938	931	1,918	1,878
Total interest income (1)	2,287	3,041	4,993	6,189
Provision (reversal of provision) for credit losses (2):
Available-for-sale	(40)	—	128	—
Held-to-maturity	9	—	13	—
Total provision (reversal of provision) for credit losses	(31)	—	141	—
Realized gains and losses (3):
Gross realized gains	248	29	504	202
Gross realized losses	(36)	(2)	(40)	(5)
Impairment write-downs included in earnings:
Credit-related (4)	—	(7)	—	(23)
Intent-to-sell	—	—	(15)	(29)
Total impairment write-downs included in earnings	—	(7)	(15)	(52)
Net realized gains	$212	20	$449	145

(1)	Total interest income from debt securities excludes interest income from trading debt securities, which is disclosed in Note 4 (Trading Activities).

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

(4)
For the second quarter and first half of 2020, credit-related impairment recognized in earnings is classified as provision for credit losses due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

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
For debt securities not rated by the NRSRO, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. The fair value of available-for-sale debt securities categorized as investment grade based on internal credit grades was $1.3 billion at June 30, 2020, and $2.2 billion at December 31, 2019. Held-to-maturity debt securities

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

categorized as investment grade based on internal credit grades are not significant. If an internal credit grade was not assigned, we categorized the debt security as non-investment grade.
Table 5.4 shows the percentage of fair value of available-for-sale debt securities and amortized cost of held-to-maturity debt securities determined by those rated investment grade, inclusive of those based on internal credit grades.
Table 5.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2020
Total portfolio	$228,899	99%	169,022	99%

Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$152,818	100%	153,863	100%
Securities of U.S. states and political subdivisions	33,011	99	14,286	100
Collateralized loan obligations	24,999	100	N/A	N/A
All other debt securities (2)	18,071	87	873	6
December 31, 2019
Total portfolio	$263,459	99%	153,933	99%

Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$177,413	100%	139,619	100%
Securities of U.S. states and political subdivisions	40,337	99	13,486	100
Collateralized loan obligations	29,055	100	N/A	N/A
All other debt securities (2)	16,654	82	828	4

(1)	Includes federal agency mortgage-backed securities.

(2)	Includes non-agency mortgage-backed, corporate, and all other debt securities.
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
We had no debt securities that were past due and still accruing at June 30, 2020 or December 31, 2019. The fair value of available-for-sale debt securities in nonaccrual status was $153 million and $110 million as of June 30, 2020, and

December 31, 2019, respectively. There were no held-to-maturity debt securities in nonaccrual status as of June 30, 2020, or December 31, 2019. Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current.
Table 5.5 presents detail of available-for-sale debt securities purchased with credit deterioration during the period. There were no available-for-sale debt securities purchased with credit deterioration during second quarter 2020. There were no held-to-maturity debt securities purchased with credit deterioration during the second quarter and first half of 2020. The amounts presented are as of the date of the PCD assets were purchased.

Table 5.5: Debt Securities Purchased with Credit Deterioration

(in millions)	Six months ended June 30, 2020
Available-for-sale debt securities purchased with credit deterioration (PCD):
Par value	$164
Allowance for credit losses at acquisition	(11)
Discount (or premiums) attributable to other factors	3
Purchase price of available-for-sale debt securities purchased with credit deterioration	$156

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
Table 5.6: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(9)	608	—	—	(9)	608
Securities of U.S. states and political subdivisions	(372)	17,219	(76)	2,539	(448)	19,758
Mortgage-backed securities:
Federal agencies	(22)	4,129	(2)	512	(24)	4,641
Residential	(2)	302	(1)	58	(3)	360
Commercial	(84)	2,895	(29)	343	(113)	3,238
Total mortgage-backed securities	(108)	7,326	(32)	913	(140)	8,239
Corporate debt securities	(79)	1,308	(13)	93	(92)	1,401
Collateralized loan obligations	(478)	18,215	(251)	6,640	(729)	24,855
Other	(82)	4,185	(46)	905	(128)	5,090
Total available-for-sale debt securities	$(1,128)	48,861	(418)	11,090	(1,546)	59,951
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(1)	2,423	(1)	2,423
Securities of U.S. states and political subdivisions	(10)	2,776	(26)	2,418	(36)	5,194
Mortgage-backed securities:
Federal agencies	(50)	16,807	(114)	10,641	(164)	27,448
Residential	(1)	149	—	—	(1)	149
Commercial	(3)	998	(3)	244	(6)	1,242
Total mortgage-backed securities	(54)	17,954	(117)	10,885	(171)	28,839
Corporate debt securities	(9)	303	(23)	216	(32)	519
Collateralized loan obligations	(13)	5,001	(110)	16,789	(123)	21,790
Other	(12)	1,656	(12)	492	(24)	2,148
Total available-for-sale debt securities	$(98)	27,690	(289)	33,223	(387)	60,913

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

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Allowance for Credit Losses for Debt Securities
Table 5.7 presents the allowance for credit losses on available-for-sale and held-to-maturity debt securities.
Table 5.7: Allowance for Credit Losses for Debt Securities

	Quarter ended June 30, 2020		Six months ended June 30, 2020
(in millions)	Available-for-Sale	Held-to-Maturity	Available-for-Sale	Held-to-Maturity
Balance, beginning of period (1)	$161	11	$—	—
Cumulative effect from change in accounting policies (2)	—	—	24	7
Balance, beginning of period, adjusted	161	11	24	7
Provision (reversal of provision) for credit losses	(40)	9	128	13
Securities purchased with credit deterioration	—	—	11	—
Reduction due to sales	(8)	—	(8)	—
Reduction due to intent to sell	—	—	(11)	—
Charge-offs	(1)	—	(33)	—
Interest income (3)	2	—	3	—
Balance, end of period (4)	$114	20	$114	20

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

(4)	The allowance for credit losses for debt securities largely relates to corporate debt securities as of June 30, 2020.

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

Table 5.8: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2020
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$7,923	3,671	1,280	10	2,962
Fair value	7,983	3,672	1,283	11	3,017
Weighted average yield	1.84%	2.66	0.27	2.34	1.49
Securities of U.S. states and political subdivisions
Amortized cost, net	33,259	2,687	3,094	3,990	23,488
Fair value	33,011	2,687	3,134	3,996	23,194
Weighted average yield	2.37	1.17	2.00	1.51	2.70
Mortgage-backed securities:
Federal agencies
Amortized cost, net	139,326	2	119	2,418	136,787
Fair value	144,835	2	125	2,505	142,203
Weighted average yield	3.18	2.09	3.18	2.38	3.20
Residential
Amortized cost, net	542	—	—	—	542
Fair value	541	—	—	—	541
Weighted average yield	2.26	—	—	—	2.26
Commercial
Amortized cost, net	3,663	—	33	194	3,436
Fair value	3,559	—	30	193	3,336
Weighted average yield	2.20	—	2.49	2.50	2.18
Total mortgage-backed securities
Amortized cost, net	143,531	2	152	2,612	140,765
Fair value	148,935	2	155	2,698	146,080
Weighted average yield	3.16	2.09	3.03	2.39	3.17
Corporate debt securities
Amortized cost, net	4,972	260	1,579	2,332	801
Fair value	4,975	262	1,585	2,360	768
Weighted average yield	4.86	6.17	4.79	4.92	4.40
Collateralized loan obligations
Amortized cost, net	25,727	—	193	11,565	13,969
Fair value	24,999	—	191	11,291	13,517
Weighted average yield	2.44	—	2.85	2.56	2.34
Other
Amortized cost, net	9,055	4,690	476	1,116	2,773
Fair value	8,996	4,682	462	1,098	2,754
Weighted average yield	0.89	(0.14)	2.51	1.34	2.18
Total available-for-sale debt securities
Amortized cost, net	$224,467	11,310	6,774	21,625	184,758
Fair value	228,899	11,305	6,810	21,454	189,330
Weighted average yield	2.86%	1.23	2.43	2.54	3.01

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)

Table 5.9 shows the remaining contractual maturities, amortized cost net of allowance for credit losses, fair value, and weighted-average effective yields of held-to-maturity debt securities.

Table 5.9: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2020
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,578	21,011	23,787	—	3,780
Fair value	50,503	21,349	25,164	—	3,990
Weighted average yield	2.14%	2.21	2.18	—	1.56
Securities of U.S. states and political subdivisions
Amortized cost, net	14,277	143	640	1,864	11,630
Fair value	14,892	145	669	1,960	12,118
Weighted average yield	2.71	1.61	2.43	2.88	2.72
Federal agency and other mortgage-backed securities
Amortized cost, net	106,133	—	15	703	105,415
Fair value	111,473	—	13	755	110,705
Weighted average yield	2.90	—	1.52	1.41	2.91
Other debt securities
Amortized cost, net	14	—	—	14	—
Fair value	14	—	—	14	—
Weighted average yield	2.40	—	—	2.40	—
Total held-to-maturity debt securities
Amortized cost, net	$169,002	21,154	24,442	2,581	120,825
Fair value	176,882	21,494	25,846	2,729	126,813
Weighted average yield	2.66%	2.20	2.19	2.47	2.85

(1)	Weighted-average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

Note 6: Loans and Related Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at June 30, 2020, and December 31, 2019.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.

During the first half of 2020, we reversed accrued interest receivable by reversing interest income of $21 million for our commercial portfolio segment and $114 million for our consumer portfolio segment. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 6.1: Loans Outstanding

(in millions)	Jun 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$350,116	354,125
Real estate mortgage	123,967	121,824
Real estate construction	21,694	19,939
Lease financing	17,410	19,831
Total commercial	513,187	515,719
Consumer:
Real estate 1-4 family first mortgage	277,945	293,847
Real estate 1-4 family junior lien mortgage	26,839	29,509
Credit card	36,018	41,013
Automobile	48,808	47,873
Other revolving credit and installment	32,358	34,304
Total consumer	421,968	446,546
Total loans	$935,155	962,265
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 6.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 6.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2020	Dec 31, 2019
Non-U.S. Commercial Loans
Commercial and industrial	$67,015	70,494
Real estate mortgage	6,460	7,004
Real estate construction	1,697	1,434
Lease financing	1,146	1,220
Total non-U.S. commercial loans	$76,318	80,152

Note 6: Loans and Related Allowance for Credit Losses (continued)

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed real estate 1-4 family first mortgage loans because their loan activity normally does not impact the ACL. In the first half of 2020, we sold $1.2 billion of 1-4 family first mortgage loans for a gain of $724 million, which is included in other noninterest income on our consolidated income statement. These whole loans were designated as MLHFS in 2019.
Table 6.3: Loan Purchases, Sales, and Transfers

	2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$332	2	334	670	5	675
Sales	(1,957)	(1)	(1,958)	(535)	(153)	(688)
Transfers (to) from MLHFS/LHFS	(8)	(10,379)	(10,387)	(89)	(1,852)	(1,941)
Six months ended June 30,
Purchases	$673	3	676	999	8	1,007
Sales	(2,770)	(27)	(2,797)	(956)	(332)	(1,288)
Transfers (to) from MLHFS/LHFS	69	(10,377)	(10,308)	(92)	(1,852)	(1,944)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $77.8 billion at June 30, 2020.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2020, and December 31, 2019, we had $922.6 million and $862 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$348,870	346,991
Real estate mortgage	8,394	8,206
Real estate construction	17,316	17,729
Total commercial	374,580	372,926
Consumer:
Real estate 1-4 family first mortgage	32,845	34,391
Real estate 1-4 family junior lien mortgage	35,932	36,916
Credit card	121,237	114,933
Other revolving credit and installment	23,357	25,898
Total consumer	213,371	212,138
Total unfunded credit commitments	$587,951	585,064

Allowance for Credit Losses for Loans
Table 6.5 presents the allowance for credit losses for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. On January 1, 2020, we adopted CECL. Additional information on our adoption of CECL is included in Note 1 (Summary of Significant Accounting Policies). In second quarter 2020, ACL for loans increased $8.4 billion driven by current and forecasted economic conditions due to the COVID-19 pandemic. These expected impacts were most significantly affected by anticipated changes to economic variables, as well as higher expected losses in the commercial real estate and consumer real estate mortgage loan portfolios and expected impacts of lower oil prices and deteriorating credit trends on the oil and gas portfolio.
Table 6.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Balance, beginning of period	$12,022	10,821	10,456	10,707
Cumulative effect from change in accounting policies (1)	—	—	(1,337)	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	8	—
Balance, beginning of period, adjusted	12,022	10,821	9,127	10,707
Provision for credit losses	9,565	503	13,398	1,348
Interest income on certain loans (3)	(38)	(39)	(76)	(78)
Loan charge-offs:
Commercial:
Commercial and industrial	(556)	(205)	(933)	(381)
Real estate mortgage	(72)	(14)	(75)	(26)
Real estate construction	—	—	—	(1)
Lease financing	(19)	(12)	(32)	(23)
Total commercial	(647)	(231)	(1,040)	(431)
Consumer:
Real estate 1-4 family first mortgage	(20)	(27)	(43)	(70)
Real estate 1-4 family junior lien mortgage	(18)	(29)	(48)	(63)
Credit card	(415)	(437)	(886)	(874)
Automobile	(158)	(142)	(314)	(329)
Other revolving credit and installment	(113)	(167)	(278)	(329)
Total consumer	(724)	(802)	(1,569)	(1,665)
Total loan charge-offs	(1,371)	(1,033)	(2,609)	(2,096)
Loan recoveries:
Commercial:
Commercial and industrial	35	46	79	89
Real estate mortgage	5	10	10	16
Real estate construction	1	2	17	5
Lease financing	4	8	8	11
Total commercial	45	66	114	121
Consumer:
Real estate 1-4 family first mortgage	18	57	44	112
Real estate 1-4 family junior lien mortgage	30	48	65	91
Credit card	88	88	182	173
Automobile	52	90	126	186
Other revolving credit and installment	25	31	56	65
Total consumer	213	314	473	627
Total loan recoveries	258	380	587	748
Net loan charge-offs	(1,113)	(653)	(2,022)	(1,348)
Other	—	(29)	9	(26)
Balance, end of period	$20,436	10,603	20,436	10,603
Components:
Allowance for loan losses	$18,926	9,692	18,926	9,692
Allowance for unfunded credit commitments	1,510	911	1,510	911
Allowance for credit losses for loans	$20,436	10,603	20,436	10,603
Net loan charge-offs (annualized) as a percentage of average total loans	0.46%	0.28	0.42	0.29
Allowance for loan losses as a percentage of total loans	2.02	1.02	2.02	1.02
Allowance for credit losses for loans as a percentage of total loans	2.19	1.12	2.19	1.12

(1)	Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.

(2)	Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)
Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.6 summarizes the activity in the allowance for credit losses for loans by our commercial and consumer portfolio segments.
Table 6.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

			2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$5,279	6,743	12,022	6,428	4,393	10,821
Provision for credit losses	6,999	2,566	9,565	46	457	503
Interest income on certain loans (1)	(12)	(26)	(38)	(14)	(25)	(39)
Loan charge-offs	(647)	(724)	(1,371)	(231)	(802)	(1,033)
Loan recoveries	45	213	258	66	314	380
Net loan charge-offs	(602)	(511)	(1,113)	(165)	(488)	(653)
Other	5	(5)	—	3	(32)	(29)
Balance, end of period	$11,669	8,767	20,436	6,298	4,305	10,603
Six months ended June 30,
Balance, beginning of period	$6,245	4,211	10,456	6,417	4,290	10,707
Cumulative effect from change in accounting policies (1)	(2,861)	1,524	(1,337)	—	—	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	8	8	—	—	—
Balance, beginning of period, adjusted	3,384	5,743	9,127	6,417	4,290	10,707
Provision for credit losses	9,239	4,159	13,398	210	1,138	1,348
Interest income on certain loans (3)	(26)	(50)	(76)	(25)	(53)	(78)
Loan charge-offs	(1,040)	(1,569)	(2,609)	(431)	(1,665)	(2,096)
Loan recoveries	114	473	587	121	627	748
Net loan charge-offs	(926)	(1,096)	(2,022)	(310)	(1,038)	(1,348)
Other	(2)	11	9	6	(32)	(26)
Balance, end of period	$11,669	8,767	20,436	6,298	4,305	10,603

(1)	Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.

(2)	Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For more information, see Note 1 (Summary of Significant Accounting Policies).

(3)
Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.7 disaggregates our allowance for credit losses for loans and recorded investment in loans by impairment methodology. This information is no longer relevant after

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2020. Amounts disclosed in the credit quality tables that follow are not comparative between reported periods due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

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
Table 6.8 provides a breakdown of outstanding commercial loans by risk category. In connection with our adoption of CECL, credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a TDR. At June 30, 2020, we had $475.0 billion and $38.2 billion of pass and criticized loans respectively.

Table 6.8: Commercial Loans Categories by Risk Categories and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2020	2019	2018	2017	2016	Prior
June 30, 2020
Commercial and industrial
Pass	$46,042	46,198	20,195	10,082	6,048	6,347	189,019	215	324,146
Criticized	1,461	1,886	2,170	1,367	592	510	17,863	121	25,970
Total commercial and industrial	47,503	48,084	22,365	11,449	6,640	6,857	206,882	336	350,116
Real estate mortgage
Pass	12,781	29,006	21,842	13,270	13,973	18,728	5,134	104	114,838
Criticized	789	1,609	1,440	1,306	1,217	2,358	410	—	9,129
Total real estate mortgage	13,570	30,615	23,282	14,576	15,190	21,086	5,544	104	123,967
Real estate construction
Pass	2,970	6,823	5,319	2,432	879	396	1,592	8	20,419
Criticized	26	329	500	144	265	10	1	—	1,275
Total real estate construction	2,996	7,152	5,819	2,576	1,144	406	1,593	8	21,694
Lease financing
Pass	2,068	4,626	2,786	2,063	1,595	2,480	—	—	15,618
Criticized	178	562	485	264	174	129	—	—	1,792
Total lease financing	2,246	5,188	3,271	2,327	1,769	2,609	—	—	17,410
Total commercial loans	$66,315	91,039	54,737	30,928	24,743	30,958	214,019	448	513,187
					Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
December 31, 2019
By risk category:
Pass					$338,740	118,054	19,752	18,655	495,201
Criticized					15,385	3,770	187	1,176	20,518
Total commercial loans					$354,125	121,824	19,939	19,831	515,719

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans. Payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into past due status.
Table 6.9: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2020
By delinquency status:
Current-29 days past due (DPD) and still accruing	$346,680	122,136	21,580	17,045	507,441
30-89 DPD and still accruing	439	570	80	227	1,316
90+ DPD and still accruing	101	44	—	—	145
Nonaccrual loans	2,896	1,217	34	138	4,285
Total commercial loans	$350,116	123,967	21,694	17,410	513,187
December 31, 2019
By delinquency status:
Current-29 DPD and still accruing	$352,110	120,967	19,845	19,484	512,406
30-89 DPD and still accruing	423	253	53	252	981
90+ DPD and still accruing	47	31	—	—	78
Nonaccrual loans	1,545	573	41	95	2,254
Total commercial loans	$354,125	121,824	19,939	19,831	515,719

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
Table 6.10 provides the outstanding balances of our consumer portfolio by delinquency status. Payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into past due status.

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

Table 6.10: Consumer Loan Categories by Delinquency Status and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
June 30, 2020
Real estate 1-4 family first mortgage
By delinquency status:
Current-29 DPD	$30,155	54,199	21,265	32,823	38,466	76,491	7,644	1,994	263,037
30-59 DPD	25	37	30	26	60	771	23	39	1,011
60-89 DPD	1	2	6	8	14	370	14	25	440
90-119 DPD	—	—	1	4	6	166	8	15	200
120-179 DPD	—	—	—	2	3	127	9	20	161
180+ DPD	—	—	3	6	9	482	9	125	634
Government insured/guaranteed loans (2)	5	73	206	334	669	11,175	—	—	12,462
Total real estate 1-4 family first mortgage	30,186	54,311	21,511	33,203	39,227	89,582	7,707	2,218	277,945
Real estate 1-4 family junior mortgage
By delinquency status:
Current-29 DPD	12	39	47	42	36	1,382	18,052	6,730	26,340
30-59 DPD	1	1	—	—	—	26	47	79	154
60-89 DPD	—	2	2	4	2	13	23	49	95
90-119 DPD	—	—	—	—	—	8	12	30	50
120-179 DPD	—	—	—	—	—	4	10	34	48
180+ DPD	1	—	—	1	1	14	13	122	152
Total real estate 1-4 family junior mortgage	14	42	49	47	39	1,447	18,157	7,044	26,839
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,008	253	35,261
30-59 DPD	—	—	—	—	—	—	180	11	191
60-89 DPD	—	—	—	—	—	—	137	10	147
90-119 DPD	—	—	—	—	—	—	127	10	137
120-179 DPD	—	—	—	—	—	—	267	8	275
180+ DPD	—	—	—	—	—	—	6	1	7
Total credit cards	—	—	—	—	—	—	35,725	293	36,018
Automobile
By delinquency status:
Current-29 DPD	11,407	17,980	8,151	4,802	4,051	1,538	—	—	47,929
30-59 DPD	30	171	122	92	136	76	—	—	627
60-89 DPD	8	46	37	28	43	25	—	—	187
90-119 DPD	3	19	12	10	13	8	—	—	65
120-179 DPD	—	—	—	—	—	—	—	—	—
180+ DPD	—	—	—	—	—	—	—	—	—
Total automobile	11,448	18,216	8,322	4,932	4,243	1,647	—	—	48,808
Other revolving credit and installment
By delinquency status:
Current-29 DPD	1,386	3,262	1,980	1,343	1,195	5,383	17,293	179	32,021
30-59 DPD	2	8	11	13	11	60	16	4	125
60-89 DPD	1	6	7	8	9	60	9	6	106
90-119 DPD	—	4	5	4	5	31	8	2	59
120-179 DPD	—	1	1	2	3	12	13	3	35
180+ DPD	—	—	—	—	—	1	2	9	12
Total other revolving credit and installment	1,389	3,281	2,004	1,370	1,223	5,547	17,341	203	32,358
Total consumer loans	$43,037	75,850	31,886	39,552	44,732	98,223	78,930	9,758	421,968

(continued on following page)

Note 6: Loans and Related Allowance for Credit Losses (continued)

(continued from previous page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By delinquency status:
Current-29 DPD	$279,722	28,870	39,935	46,650	33,981	429,158
30-59 DPD	1,136	216	311	882	140	2,685
60-89 DPD	404	115	221	263	81	1,084
90-119 DPD	197	69	202	77	74	619
120-179 DPD	160	71	343	1	18	593
180+ DPD	503	155	1	—	10	669
Government insured/guaranteed loans (2)	11,170	—	—	—	—	11,170
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)
Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $8.9 billion at June 30, 2020, compared with $6.4 billion at December 31, 2019.

(3)	26% of the adjusted unpaid principal balance for consumer PCI loans was 30+ DPD at December 31, 2019.
Of the $1.8 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2020, $672 million was accruing, compared with $1.9 billion past due and $855 million accruing at December 31, 2019.
Table 6.11 provides a breakdown of our consumer portfolio by FICO. Substantially all of the scored consumer portfolio has an updated FICO of 680 and above, reflecting a strong current borrower credit profile. FICO is not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $9.5 billion and $9.1 billion at June 30, 2020, and December 31, 2019, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Table 6.11: Consumer Loan Categories by FICO and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
June 30, 2020
By FICO:
Real estate 1-4 family first mortgage
800+	$15,684	35,804	14,694	24,108	28,853	46,203	3,855	531	169,732
760-799	10,373	12,379	3,925	5,095	5,444	11,147	1,424	280	50,067
720-759	3,008	4,014	1,587	2,231	2,550	7,491	944	272	22,097
680-719	827	1,312	667	884	1,025	4,888	602	249	10,454
640-679	163	350	236	298	325	2,655	270	176	4,473
600-639	40	77	47	64	99	1,555	144	103	2,129
< 600	9	33	50	62	88	2,315	200	215	2,972
No FICO available	77	269	99	127	174	2,153	268	392	3,559
Government insured/guaranteed loans (2)	5	73	206	334	669	11,175	—	—	12,462
Total real estate 1-4 family first mortgage	30,186	54,311	21,511	33,203	39,227	89,582	7,707	2,218	277,945
Real estate 1-4 family junior lien mortgage
800+	—	—	—	—	—	350	9,233	1,984	11,567
760-799	—	—	—	—	—	206	3,308	1,117	4,631
720-759	—	—	—	—	—	251	2,407	1,182	3,840
680-719	—	—	—	—	—	226	1,485	1,016	2,727
640-679	—	—	—	—	—	125	620	568	1,313
600-639	—	—	—	—	—	76	289	342	707
< 600	—	—	—	—	—	111	336	538	985
No FICO available	14	42	49	47	39	102	479	297	1,069
Total real estate 1-4 family junior lien mortgage	14	42	49	47	39	1,447	18,157	7,044	26,839
Credit card
800+	—	—	—	—	—	—	3,778	1	3,779
760-799	—	—	—	—	—	—	5,103	7	5,110
720-759	—	—	—	—	—	—	7,650	25	7,675
680-719	—	—	—	—	—	—	8,786	54	8,840
640-679	—	—	—	—	—	—	5,588	60	5,648
600-639	—	—	—	—	—	—	2,281	48	2,329
< 600	—	—	—	—	—	—	2,533	97	2,630
No FICO available	—	—	—	—	—	—	6	1	7
Total credit card	—	—	—	—	—	—	35,725	293	36,018
Automobile
800+	1,639	3,112	1,547	1,002	716	256	—	—	8,272
760-799	1,697	3,185	1,414	787	550	191	—	—	7,824
720-759	1,890	3,086	1,403	801	613	224	—	—	8,017
680-719	2,150	3,133	1,388	762	622	230	—	—	8,285
640-679	2,032	2,502	1,005	549	498	194	—	—	6,780
600-639	1,269	1,521	612	361	389	161	—	—	4,313
< 600	770	1,647	946	655	830	373	—	—	5,221
No FICO available	1	30	7	15	25	18	—	—	96
Total automobile	11,448	18,216	8,322	4,932	4,243	1,647	—	—	48,808
Other revolving credit and installment
800+	464	1,027	612	452	456	2,129	2,723	30	7,893
760-799	365	752	400	260	242	1,094	1,212	18	4,343
720-759	257	592	346	217	199	888	1,001	27	3,527
680-719	144	407	265	166	149	650	877	30	2,688
640-679	52	186	136	89	82	362	445	22	1,374
600-639	14	56	49	35	36	172	178	15	555
< 600	7	48	56	42	42	182	190	25	592
No FICO available	86	213	140	109	17	70	1,205	36	1,876
FICO not required	—	—	—	—	—	—	9,510	—	9,510
Total other revolving credit and installment	1,389	3,281	2,004	1,370	1,223	5,547	17,341	203	32,358
Total consumer loans	$43,037	75,850	31,886	39,552	44,732	98,223	78,930	9,758	421,968

(continued on next page)

Note 6: Loans and Related Allowance for Credit Losses (continued)

(continued from prior page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By FICO:
800+	$165,460	11,851	4,037	7,900	7,585	196,833
760-799	61,559	5,483	5,648	7,624	4,915	85,229
720-759	27,879	4,407	8,376	7,839	4,097	52,598
680-719	12,844	3,192	9,732	7,871	3,212	36,851
640-679	5,068	1,499	6,626	6,324	1,730	21,247
600-639	2,392	782	2,853	4,230	670	10,927
< 600	3,264	1,164	3,373	6,041	704	14,546
No FICO available	3,656	1,118	368	44	2,316	7,502
FICO not required	—	—	—	—	9,075	9,075
Government insured/guaranteed loans (2)	11,170	—	—	—	—	11,170
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(3)	41% of the adjusted unpaid principal balance for consumer PCI loans had FICO scores less than 680 and 19% where no FICO was available to us at December 31, 2019.

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

Table 6.12: Consumer Loan Categories by LTV/CLTV and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
June 30, 2020
Real estate 1-4 family first mortgage
By LTV/CLTV:
0-60%	$9,292	16,664	7,380	14,769	22,978	62,108	5,289	1,632	140,112
60.01-80%	19,968	31,417	11,884	16,671	14,609	14,001	1,587	382	110,519
80.01-100%	851	5,908	1,861	1,245	787	1,605	544	141	12,942
100.01-120% (2)	2	98	83	75	57	281	165	36	797
> 120% (2)	—	55	25	28	31	124	66	13	342
No LTV/CLTV available	68	96	72	81	96	288	56	14	771
Government insured/guaranteed loans (3)	5	73	206	334	669	11,175	—	—	12,462
Total real estate 1-4 family first mortgage	30,186	54,311	21,511	33,203	39,227	89,582	7,707	2,218	277,945
Real estate 1-4 family junior lien mortgage
By LTV/CLTV:
0-60%	—	—	—	—	—	603	9,127	3,921	13,651
60.01-80%	—	—	—	—	—	409	6,279	1,887	8,575
80.01-100%	—	—	—	—	—	260	1,996	878	3,134
100.01-120% (2)	—	—	—	—	—	90	525	240	855
> 120% (2)	—	—	—	—	—	29	205	74	308
No LTV/CLTV available	14	42	49	47	39	56	25	44	316
Total real estate 1-4 family junior lien mortgage	14	42	49	47	39	1,447	18,157	7,044	26,839
Total	$30,200	54,353	21,560	33,250	39,266	91,029	25,864	9,262	304,784
December 31, 2019							Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%							$151,478	14,603	166,081
60.01-80%							114,795	9,663	124,458
80.01-100%							13,867	3,574	17,441
100.01-120% (2)							860	978	1,838
> 120% (2)							338	336	674
No LTV/CLTV available							784	342	1,126
Government insured/guaranteed loans (3)							11,170	—	11,170
Total consumer loans (excluding PCI)							293,292	29,496	322,788
Total consumer PCI loans (carrying value) (4)							555	13	568
Total consumer loans							$293,847	29,509	323,356

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

(3)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

(4)	9% of the adjusted unpaid principal balance for consumer PCI loans have LTV/CLTV amounts greater than 80% at December 31, 2019.

Note 6: Loans and Related Allowance for Credit Losses (continued)

NONACCRUAL LOANS  Table 6.13 provides loans on nonaccrual status. In connection with our adoption of CECL, nonaccrual loans may have an allowance for credit losses or a negative allowance for credit losses from expected recoveries of amounts previously written off. Payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into nonaccrual status.
Table 6.13: Nonaccrual Loans (1)

	Amortized cost		Six months ended June 30, 2020
(in millions)	Nonaccrual loans	Nonaccrual loans without related allowance for credit losses (2)	Recognized interest income
June 30, 2020
Commercial:
Commercial and industrial	$2,896	661	30
Real estate mortgage	1,217	71	17
Real estate construction	34	2	5
Lease financing	138	8	—
Total commercial	4,285	742	52
Consumer:
Real estate 1-4 family first mortgage	2,393	1,330	81
Real estate 1-4 family junior lien mortgage	753	424	28
Automobile	129	—	7
Other revolving credit and installment	45	—	1
Total consumer	3,320	1,754	117
Total nonaccrual loans	$7,605	2,496	169
December 31, 2019
Commercial:
Commercial and industrial	$1,545
Real estate mortgage	573
Real estate construction	41
Lease financing	95
Total commercial	2,254
Consumer:
Real estate 1-4 family first mortgage	2,150
Real estate 1-4 family junior lien mortgage	796
Automobile	106
Other revolving credit and installment	40
Total consumer	3,092
Total nonaccrual loans (excluding PCI)	$5,346

(1)	Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For more information, see Note 1 (Summary of Significant Accounting Policies).

(2)	Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $2.5 billion and $3.5 billion at June 30, 2020, and December 31, 2019, respectively, which included $2.0 billion and $2.8 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on real estate 1-4 family mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 6.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2020	Dec 31, 2019
Total:	$9,739	7,285
Less: FHA insured/VA guaranteed (1)	8,922	6,352
Total, not government insured/guaranteed	$817	933
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$101	47
Real estate mortgage	44	31
Total commercial	145	78
Consumer:
Real estate 1-4 family first mortgage	93	112
Real estate 1-4 family junior lien mortgage	19	32
Credit card	418	546
Automobile	54	78
Other revolving credit and installment	88	87
Total consumer	672	855
Total, not government insured/guaranteed	$817	933

(1)	Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

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

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $12.0 billion and $11.8 billion at June 30, 2020, and December 31, 2019, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For more information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies).
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $442 million and $500 million at June 30, 2020, and December 31, 2019, respectively.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
(in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2020
Commercial:
Commercial and industrial	$—	17	948	965	38	0.79%	$17
Real estate mortgage	—	5	98	103	—	1.75	5
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	—	22	1,047	1,069	38	1.00	22
Consumer:
Real estate 1-4 family first mortgage	20	3	279	302	1	1.84	14
Real estate 1-4 family junior lien mortgage	3	2	22	27	—	2.39	3
Credit card	—	62	—	62	—	12.79	62
Automobile	1	2	44	47	28	4.42	2
Other revolving credit and installment	—	3	6	9	—	5.90	3
Trial modifications (6)	—	—	(13)	(13)	—	—	—
Total consumer	24	72	338	434	29	10.09	84
Total	$24	94	1,385	1,503	67	8.17%	$106
Quarter ended June 30, 2019
Commercial:
Commercial and industrial	$—	34	180	214	26	0.34%	$34
Real estate mortgage	—	24	95	119	—	0.49	24
Real estate construction	13	—	13	26	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	13	58	288	359	26	0.40	58
Consumer:
Real estate 1-4 family first mortgage	28	2	181	211	—	1.83	19
Real estate 1-4 family junior lien mortgage	1	11	21	33	1	2.39	11
Credit card	—	89	—	89	—	13.35	89
Automobile	2	3	14	19	8	4.13	3
Other revolving credit and installment	—	12	1	13	—	7.67	12
Trial modifications (6)	—	—	5	5	—	—	—
Total consumer	31	117	222	370	9	10.06	134
Total	$44	175	510	729	35	7.17%	$192

(continued on following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2020
Commercial:
Commercial and industrial	$18	32	1,262	1,312	82	0.73%	$32
Real estate mortgage	—	18	250	268	—	1.17	18
Real estate construction	—	—	6	6	—	2.49	—
Lease financing	—	—	1	1	—	—	—
Total commercial	18	50	1,519	1,587	82	0.90	50
Consumer:
Real estate 1-4 family first mortgage	41	6	445	492	1	1.73	31
Real estate 1-4 family junior lien mortgage	4	8	36	48	—	2.38	9
Credit card	—	157	—	157	—	12.51	157
Automobile	3	4	54	61	34	4.56	4
Other revolving credit and installment	—	15	8	23	—	7.71	15
Trial modifications (6)	—	—	(11)	(11)	—	—	—
Total consumer	48	190	532	770	35	10.04	216
Total	$66	240	2,051	2,357	117	8.30%	$266
Six months ended June 30, 2019
Commercial:
Commercial and industrial	$—	45	734	779	39	0.42%	$45
Real estate mortgage	—	26	168	194	—	0.54	26
Real estate construction	13	—	16	29	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	13	71	918	1,002	39	0.47	71
Consumer:
Real estate 1-4 family first mortgage	63	5	475	543	1	1.89	38
Real estate 1-4 family junior lien mortgage	3	22	46	71	2	2.34	23
Credit card	—	186	—	186	—	13.27	186
Automobile	4	4	26	34	14	4.55	4
Other revolving credit and installment	—	23	4	27	—	7.63	23
Trial modifications (6)	—	—	5	5	—	—	—
Total consumer	70	240	556	866	17	10.17	274
Total	$83	311	1,474	1,868	56	8.18%	$345

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $221 million and $323 million for the quarters ended June 30, 2020 and 2019, respectively, and $484 million and $683 million for the first half of 2020 and 2019, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in deferring or legally forgiving principal (actual or contingent) of $3 million and $3 million for the quarters ended June 30, 2020 and 2019, respectively, and $32 million and $6 million for the first half of 2020 and 2019, respectively.

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

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.18 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Commercial:
Commercial and industrial	$37	25	222	48
Real estate mortgage	81	5	102	33
Real estate construction	—	—	—	3
Total commercial	118	30	324	84
Consumer:
Real estate 1-4 family first mortgage	8	13	18	24
Real estate 1-4 family junior lien mortgage	6	4	8	9
Credit card	19	21	45	42
Automobile	1	4	3	7
Other revolving credit and installment	2	1	3	3
Total consumer	36	43	77	85
Total	$154	73	401	169

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activity) in our 2019 Form 10-K for additional information about our leasing activities.

As a Lessor
Table 7.1 presents the composition of our leasing revenue.

Table 7.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest income on lease financing	$196	224	$407	447
Other lease revenues:
Variable revenues on lease financing	26	26	53	50
Fixed revenues on operating leases	294	357	608	730
Variable revenues on operating leases	11	14	24	32
Other lease-related revenues (1)	3	27	1	55
Lease income	334	424	686	867
Total leasing revenue	$530	648	$1,093	1,314

(1)	Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.

As a Lessee
Substantially all of our leases are operating leases. Table 7.2 presents balances for our operating leases.

Table 7.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2020	Dec 31, 2019
ROU assets	$4,548	4,724
Lease liabilities	5,125	5,297

Table 7.3 provides the composition of our lease costs, which are predominantly included in occupancy expense.

Table 7.3: Lease Costs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Fixed lease expense – operating leases	$292	291	$583	588
Variable lease expense	80	80	146	153
Other (1)	(42)	(9)	(56)	(17)
Total lease costs	$330	362	$673	724

(1)	Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Note 8: Equity Securities (continued)

Note 8: Equity Securities
Table 8.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 8.1: Equity Securities

(in millions)	Jun 30, 2020	Dec 31, 2019
Held for trading at fair value:
Marketable equity securities	$12,591	27,440
Not held for trading:
Fair value:
Marketable equity securities (1)	6,426	6,481
Nonmarketable equity securities	8,322	8,015
Total equity securities at fair value	14,748	14,496
Equity method:
Low-income housing tax credit investments	11,294	11,343
Private equity	3,351	3,459
Tax-advantaged renewable energy	3,940	3,811
New market tax credit and other	377	387
Total equity method	18,962	19,000
Other:
Federal Reserve Bank stock and other at cost (2)	3,794	4,790
Private equity (3)	2,399	2,515
Total equity securities not held for trading	39,903	40,801
Total equity securities	$52,494	68,241

(1)
Includes $191 million and $3.8 billion at June 30, 2020, and December 31, 2019, respectively, related to securities held as economic hedges of our deferred compensation plan liabilities. In second quarter 2020, we entered into arrangements to transition our economic hedges of our deferred compensation plan liabilities from equity securities to derivative instruments.

(2)	Includes $3.8 billion and $4.8 billion at June 30, 2020, and December 31, 2019, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.

(3)	Represents nonmarketable equity securities accounted for under the measurement alternative.

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

FAIR VALUE Marketable equity securities held for purposes other than trading consist of exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans, as well as other holdings of publicly traded equity securities held for investment purposes. We account for certain nonmarketable equity securities under the fair value method, and substantially all of these securities are economically hedged with equity derivatives.

EQUITY METHOD Our equity method investments consist of tax credit and private equity investments, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low-income housing. These investments generate a return mostly through realization of federal tax credit and other tax benefits. In the second quarter and first half of 2020, we recognized pre-tax losses of $340 million and $679 million, respectively, related to our LIHTC investments, compared with $298 million and $571 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $401 million and $799 million in the second quarter and first half of 2020, respectively, which included tax credits recorded to income taxes of $317 million and $631 million for the same periods, respectively. In the second quarter and first half of 2019, total tax benefits were $376 million and $746 million, respectively, which included tax credits of $303 million and $605 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.2 billion at June 30, 2020, and $4.3 billion at December 31, 2019. This liability for unfunded commitments is included in long-term debt.

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

Table 8.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$394	264	$(409)	641
Nonmarketable equity securities	1,424	732	320	1,668
Total equity securities carried at fair value	1,818	996	(89)	2,309
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs	(106)	(31)	(1,041)	(67)
Net unrealized gains related to measurement alternative observable transactions	24	146	246	331
Net realized gains on sale	199	169	199	406
Total nonmarketable equity securities not carried at fair value	117	284	(596)	670
Net gains (losses) from economic hedge derivatives (1)	(1,402)	(658)	(183)	(1,543)
Total net gains (losses) from equity securities not held for trading	$533	622	$(868)	1,436

(1)	Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 8.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 8.2.
Table 8.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$24	157	$246	342
Gross unrealized losses due to observable price changes	—	(11)	—	(11)
Impairment write-downs	(58)	(11)	(412)	(33)
Realized net gains from sale	11	102	13	125
Total net gains (losses) recognized during the period	$(23)	237	$(153)	423
Table 8.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.

Table 8.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2020	Dec 31, 2019
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$1,109	973
Gross unrealized losses due to observable price changes	(43)	(42)
Impairment write-downs	(522)	(134)

Note 9: Other Assets
Table 9.1 presents the components of other assets.
Table 9.1: Other Assets

(in millions)	Jun 30, 2020	Dec 31, 2019
Corporate/bank-owned life insurance	$20,227	20,070
Accounts receivable (1)	31,794	29,137
Interest receivable:
AFS and HTM debt securities	1,506	1,729
Loans	3,046	3,099
Trading and other	492	758
Customer relationship and other amortized intangibles	375	423
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	31	50
Non-government insured/guaranteed	107	172
Other	57	81
Operating lease assets (lessor)	7,930	8,221
Operating lease ROU assets (lessee)	4,548	4,724
Due from customers on acceptances	173	253
Other	15,325	10,200
Total other assets	$85,611	78,917

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
Table 10.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 10.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings	Total
June 30, 2020
Cash and due from banks	$—	26	—	26
Interest-earning deposits with banks	—	—	—	—
Debt securities (1):
Trading debt securities	1,670	257	—	1,927
Available-for-sale debt securities	1,554	298	—	1,852
Held-to-maturity debt securities	1,156	—	—	1,156
Loans	1,890	11,579	74	13,543
Mortgage servicing rights	7,499	—	—	7,499
Derivative assets	269	1	—	270
Equity securities	11,351	71	—	11,422
Other assets	974	215	—	1,189
Total assets	26,363	12,447	74	38,884
Short-term borrowings	—	501	—	501
Derivative liabilities	2	1	—	3
Accrued expenses and other liabilities	239	212	—	451
Long-term debt	4,201	225	73	4,499
Total liabilities	4,442	939	73	5,454
Noncontrolling interests	—	36	—	36
Net assets	$21,921	11,472	1	33,394
December 31, 2019
Cash and due from banks	$—	16	—	16
Interest-earning deposits with banks	—	284	—	284
Debt securities (1):
Trading debt securities	792	339	—	1,131
Available-for-sale debt securities	1,696	201	—	1,897
Held-to-maturity debt securities	791	—	—	791
Loans	2,127	13,170	80	15,377
Mortgage servicing rights	11,884	—	—	11,884
Derivative assets	142	1	—	143
Equity securities	11,401	118	—	11,519
Other assets	1,268	239	—	1,507
Total assets	30,101	14,368	80	44,549
Short-term borrowings	—	401	—	401
Derivative liabilities	1	3	—	4
Accrued expenses and other liabilities	189	235	—	424
Long-term debt	4,817	587	79	5,483
Total liabilities	5,007	1,226	79	6,312
Noncontrolling interests	—	43	—	43
Net assets	$25,094	13,099	1	38,194

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

Note 10: Securitizations and Variable Interest Entities (continued)

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
Table 10.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
June 30, 2020
Residential mortgage loan securitizations:
Conforming (2)	$1,042,774	1,884	7,291	—	(248)	8,927
Other/nonconforming	5,184	1	34	—	—	35
Commercial mortgage loan securitizations (2)	175,912	2,484	1,148	195	(33)	3,794
Tax credit structures	38,839	13,037	—	—	(4,159)	8,878
Other asset-based finance structures	1,277	167	—	72	—	239
Other	1,146	48	—	—	—	48
Total	$1,265,132	17,621	8,473	267	(4,440)	21,921
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$1,853	7,291	—	1,335	10,479
Other/nonconforming		1	34	—	—	35
Commercial mortgage loan securitizations (2)		2,473	1,148	195	12,108	15,924
Tax credit structures		13,037	—	—	1,327	14,364
Other asset-based finance structures		167	—	76	71	314
Other		48	—	—	157	205
Total		$17,579	8,473	271	14,998	41,321

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
December 31, 2019
Residential mortgage loan securitizations:
Conforming (2)	$1,098,103	1,528	11,931	—	(683)	12,776
Other/nonconforming	5,178	6	152	—	—	158
Commercial mortgage loan securitizations (2)	169,736	2,239	1,069	80	(43)	3,345
Tax credit structures	39,091	12,826	—	—	(4,260)	8,566
Other asset-based finance structures	1,355	157	—	61	(20)	198
Other	1,167	51	—	—	—	51
Total	$1,314,630	16,807	13,152	141	(5,006)	25,094
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$972	11,931	—	937	13,840
Other/nonconforming		6	152	—	—	158
Commercial mortgage loan securitizations (2)		2,239	1,069	80	11,667	15,055
Tax credit structures		12,826	—	—	1,701	14,527
Other asset-based finance structures		157	—	63	91	311
Other		51	—	—	157	208
Total		$16,251	13,152	143	14,553	44,099

(1)
Includes total equity interests of $11.4 billion at both June 30, 2020, and December 31, 2019. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.

(2)
Carrying values include assets and related liabilities of $42 million and $556 million at June 30, 2020, and December 31, 2019, respectively, related to certain unexercised unconditional repurchase options. These amounts represent the carrying value of the loans and associated debt that would be payable if the option was exercised to repurchase eligible loans from GNMA residential and multifamily loan securitizations. These amounts are excluded from maximum exposure to loss as we are not obligated to exercise the options.

In Table 10.2, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the notional amount of the derivative is included in the asset balance.

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
Table 10.3 presents information about transfers of assets during the period to unconsolidated VIEs or third-party investors for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we recorded servicing assets, securities, and a liability for repurchase losses which reflects management’s estimate of probable losses related to various representations and warranties for the loans transferred. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are initially classified as Level 2.
Sales with continuing involvement include securitizations of conforming residential mortgages that are sold to the government-sponsored entities (GSEs) or GNMA. Substantially all transfers to these entities resulted in no gain or loss because the loans were already measured at fair value on a recurring basis.
Table 10.3: Transfers With Continuing Involvement

(in millions)		2020		2019
Quarter ended June 30,	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Net gains (losses) on sale	$—	64	46	74
Asset balances sold	63,584	2,505	36,672	3,358
Servicing rights recognized	443	48	387	33
Securities recognized (1)	(263)	12	2,482	—
Liability for repurchase losses recognized	4	—	5	—
Six months ended June 30,
Net gains (losses) on sale	$52	133	60	121
Asset balances sold	111,441	5,233	70,775	6,060
Servicing rights recognized	889	82	707	59
Securities recognized (1)	2,050	74	3,394	—
Liability for repurchase losses recognized	7	—	8	—

(1)	Includes securities retained upon initial transfer and subsequent sales during the periods presented, which may result in a net reduction of securities recognized.
Table 10.4 presents the key weighted-average assumptions we used to measure residential MSRs at the date of securitization.
Table 10.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2020	2019
Quarter ended June 30,
Prepayment speed (1)	15.0%	13.5
Discount rate	7.0	7.5
Cost to service ($ per loan) (2)	$97	121
Six months ended June 30,
Prepayment speed (1)	14.0%	13.5
Discount rate	6.8	7.7
Cost to service ($ per loan) (2)	$94	109

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

Note 10: Securitizations and Variable Interest Entities (continued)

Table 10.5: Cash Inflows (Outflows) From Sales and Securitization Activity

	Mortgage loans
(in millions)	2020	2019
Quarter ended June 30,
Proceeds from securitizations and whole loan sales	$65,009	39,697
Fees from servicing rights retained	663	786
Cash flows from other interests held	192	133
Repurchases of assets/loss reimbursements:
Non-agency securitizations and whole loan transactions	(1)	(1)
Government insured loans	(3,594)	(1,246)
Agency securitizations	(35)	(27)
Servicing advances, net of recoveries (1)	(93)	54
Six months ended June 30,
Proceeds from securitizations and whole loan sales	$115,238	76,204
Fees from servicing rights retained	1,419	1,566
Cash flows from other interests held	359	244
Repurchases of assets/loss reimbursements:
Non-agency securitizations and whole loan transactions	(1)	(1)
Government insured loans	(5,034)	(3,188)
Agency securitizations	(61)	(44)
Servicing advances, net of recoveries (1)	(60)	93

(1)	Cash flows from servicing advances includes principal and interest payments to investors required by servicing agreements.

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
Table 10.6: Retained Interests from Unconsolidated VIEs

		Other interests held
	Residential mortgage servicing rights	Commercial
($ in millions, except cost to service amounts)		Subordinated bonds	Senior bonds
Fair value of interests held at June 30, 2020	$6,819	982	273
Expected weighted-average life (in years)	3.9	7.0	6.6
Key economic assumptions:
Prepayment speed assumption	18.5%
Decrease in fair value from:
10% adverse change	$470
25% adverse change	1,089
Discount rate assumption	6.8%	5.4	1.8
Decrease in fair value from:
100 basis point increase	$255	57	15
200 basis point increase	490	109	30
Cost to service assumption ($ per loan)	152
Decrease in fair value from:
10% adverse change	234
25% adverse change	583
Credit loss assumption		4.5%	—
Decrease in fair value from:
10% higher losses		$36	—
25% higher losses		40	—
Fair value of interests held at December 31, 2019	$11,517	909	352
Expected weighted-average life (in years)	5.3	7.3	5.5
Key economic assumptions:
Prepayment speed assumption	11.9%
Decrease in fair value from:
10% adverse change	$537
25% adverse change	1,261
Discount rate assumption	7.2%	4.0	2.9
Decrease in fair value from:
100 basis point increase	$464	53	16
200 basis point increase	889	103	32
Cost to service assumption ($ per loan)	102
Decrease in fair value from:
10% adverse change	253
25% adverse change	632
Credit loss assumption		3.1%	—
Decrease in fair value from:
10% higher losses		$1	—
25% higher losses		4	—

In addition to residential MSRs included in the previous table, we have a small portfolio of commercial MSRs, which are carried at the lower of cost or fair value (LOCOM), with a fair value of

$1.4 billion and $1.9 billion at June 30, 2020, and December 31, 2019, respectively. Prepayment assumptions do not significantly impact values of commercial MSRs and commercial mortgage

Note 10: Securitizations and Variable Interest Entities (continued)

bonds as commercial loans generally include contractual restrictions on prepayment. Servicing costs are not a driver of our MSR value as we are typically primary or master servicer; the higher costs of servicing delinquent and foreclosed loans is generally borne by the special servicer. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value of our commercial MSRs to a hypothetical immediate adverse 25% change in the assumption about interest earned on deposit balances at June 30, 2020, and December 31, 2019, would result in a decrease in fair value of $94 million and $205 million, respectively. See Note 11 (Mortgage Banking Activities) for further information on our commercial MSRs.
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
Off-Balance Sheet Loans
Table 10.7 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to FNMA, FHLMC, GNMA and other investors, for which we have some form of continuing involvement (including servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals. For loans sold or securitized where servicing is our only form of continuing involvement, we would only experience a loss if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 10.7: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended Jun 30,
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	2020	2019
Commercial:
Real estate mortgage	$114,057	112,507	791	776	83	89
Total commercial	114,057	112,507	791	776	83	89
Consumer:
Real estate 1-4 family first mortgage	942,481	1,008,446	53,282	6,664	59	110
Real estate 1-4 family junior lien mortgage	11	13	2	2	—	—
Total consumer	942,492	1,008,459	53,284	6,666	59	110
Total off-balance sheet sold or securitized loans (3)	$1,056,549	1,120,966	54,075	7,442	142	199

(1)	Includes $319 million and $492 million of commercial foreclosed assets and $294 million and $356 million of consumer foreclosed assets at June 30, 2020, and December 31, 2019, respectively.

(2)	Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.

(3)
At June 30, 2020, and December 31, 2019, the table includes total loans of $1.0 trillion at both dates, delinquent loans of $51.3 billion and $5.2 billion, respectively, and foreclosed assets of $224 million and $251 million, respectively, for FNMA, FHLMC and GNMA.

Transactions with Consolidated VIEs and Secured Borrowings
Table 10.8 presents a summary of financial assets and liabilities for asset transfers accounted for as secured borrowings and involvements with consolidated VIEs. Carrying values of “Assets” are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the notional amount of the derivative is included in “Total VIE assets.” On the consolidated balance sheet, we separately disclose the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs.
Table 10.8: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
June 30, 2020
Secured borrowings:
Residential mortgage securitizations	$74	74	(73)	—	1
Total secured borrowings	74	74	(73)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	6,970	5,838	(210)	(12)	5,616
Nonconforming residential mortgage loan securitizations	652	565	(225)	—	340
Commercial real estate loans	5,387	5,387	—	—	5,387
Municipal tender option bond securitizations	501	500	(500)	—	—
Other	157	157	(4)	(24)	129
Total consolidated VIEs	13,667	12,447	(939)	(36)	11,472
Total secured borrowings and consolidated VIEs	$13,741	12,521	(1,012)	(36)	11,473
December 31, 2019
Secured borrowings:
Residential mortgage securitizations	$81	80	(79)	—	1
Total secured borrowings	81	80	(79)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	8,054	8,042	(529)	(16)	7,497
Nonconforming residential mortgage loan securitizations	935	809	(290)	—	519
Commercial real estate loans	4,836	4,836	—	—	4,836
Municipal tender option bond securitizations	401	402	(401)	—	1
Other	279	279	(6)	(27)	246
Total consolidated VIEs	14,505	14,368	(1,226)	(43)	13,099
Total secured borrowings and consolidated VIEs	$14,586	14,448	(1,305)	(43)	13,100

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

Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $692 million and $2.1 billion at June 30, 2020, and December 31, 2019, respectively. During first quarter 2020, we liquidated certain of our trust preferred security VIEs. As part of these liquidations, the preferred securities issued by the trusts were canceled and junior subordinated debentures with a total carrying value of $1.4 billion were distributed to the preferred security holders. Prior to the liquidations, we held $10 million of these preferred securities, which were exchanged for junior subordinated debentures upon liquidation and subsequently retired with no impact to earnings. See Note 17 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was $22 million and $33 million in the second quarter and first half of 2020, respectively, compared with $10 million and $20 million for the same periods a year ago.

Note 11: Mortgage Banking Activities (continued)

Note 11: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and the fair value method to residential MSRs. Table 11.1 presents the changes in MSRs measured using the fair value method.
Table 11.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Fair value, beginning of period	$8,126	13,336	$11,517	14,649
Servicing from securitizations or asset transfers (1)	462	400	923	741
Sales and other (2)	(1)	(1)	(32)	(282)
Net additions	461	399	891	459
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	(600)	(1,153)	(3,622)	(2,093)
Servicing and foreclosure costs (4)	(349)	(22)	(422)	(10)
Discount rates	—	(109)	27	(9)
Prepayment estimates and other (5)	(182)	206	(371)	143
Net changes in valuation inputs or assumptions	(1,131)	(1,078)	(4,388)	(1,969)
Changes due to collection/realization of expected cash flows (6)	(637)	(561)	(1,201)	(1,043)
Total changes in fair value	(1,768)	(1,639)	(5,589)	(3,012)
Fair value, end of period	$6,819	12,096	$6,819	12,096

(1)
Includes impacts associated with exercising cleanup calls on securitizations and our right to repurchase delinquent loans from GNMA loan securitization pools. MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.

(2)	Includes sales and transfers of MSRs, which can result in an increase in MSRs if related to portfolios with servicing liabilities.

(3)	Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates.

(4)	Includes costs to service and unreimbursed foreclosure costs.

(5)	Represents other changes in valuation model inputs or assumptions including prepayment speed estimation changes that are independent of mortgage interest rate changes.

(6)	Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.

Table 11.2 presents the changes in amortized MSRs.
Table 11.2: Analysis of Changes in Amortized MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Balance, beginning of period	$1,406	1,427	$1,430	1,443
Purchases	7	16	15	40
Servicing from securitizations or asset transfers	48	33	82	59
Amortization (1)	(100)	(69)	(166)	(135)
Balance, end of period	$1,361	1,407	$1,361	1,407
Fair value of amortized MSRs:
Beginning of period	$1,490	2,149	$1,490	2,288
End of period	1,401	1,897	1,401	1,897

(1)
Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) for multi-family properties and non-agency. There was a $30 million impairment and associated valuation allowance recorded in the second quarter and first half of 2020 on the commercial amortized MSRs.

We present the components of our managed servicing portfolio in Table 11.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 11.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2020	Dec 31, 2019
Residential mortgage servicing:
Serviced and subserviced for others	$992	1,065
Owned loans serviced	335	343
Total residential servicing	1,327	1,408
Commercial mortgage servicing:
Serviced and subserviced for others	578	575
Owned loans serviced	125	124
Total commercial servicing	703	699
Total managed servicing portfolio	$2,030	2,107
Total serviced for others, excluding subserviced for others	$1,558	1,629
Ratio of MSRs to related loans serviced for others	0.52%	0.79

At June 30, 2020, and December 31, 2019, we had servicer advances, net of an allowance for uncollectible amounts, of $2.1 billion and $2.0 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 11.4 presents the components of mortgage banking noninterest income.

Table 11.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2020	2019	2020	2019
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$749	914	$1,614	1,825
Unreimbursed direct servicing costs (1)		(105)	(84)	(212)	(154)
Servicing fees		644	830	1,402	1,671
Amortization (2)		(100)	(69)	(166)	(135)
Changes due to collection/realization of expected cash flows (3)	(A)	(637)	(561)	(1,201)	(1,043)
Net servicing fees		(93)	200	35	493
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(1,131)	(1,078)	(4,388)	(1,969)
Net derivative gains from economic hedges (5)		535	1,155	3,935	2,117
Market-related valuation changes to MSRs, net of hedge results		(596)	77	(453)	148
Total servicing income (loss), net		(689)	277	(418)	641
Net gains on mortgage loan origination/sales activities (6)		1,006	481	1,114	825
Total mortgage banking noninterest income		$317	758	696	1,466
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(1,768)	(1,639)	(5,589)	(3,012)

(1)	Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.

(2)	Includes a $30 million impairment and associated valuation allowance recorded in the second quarter and first half of 2020 on the commercial amortized MSRs.

(3)	Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.

(4)	Refer to the analysis of changes in fair value MSRs presented in Table 11.1 in this Note for more detail.

(5)	See Note 15 (Derivatives) for additional discussion and detail on economic hedges.

(6)
Includes net losses of $393 million and $1.3 billion in the second quarter and first half of 2020, respectively, and $283 million and $434 million in the second quarter and first half of 2019, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Note 12: Intangible Assets (continued)

Note 12: Intangible Assets
Table 12.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 12.1: Intangible Assets

	June 30, 2020			December 31, 2019
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,519	(3,158)	1,361	4,422	(2,992)	1,430
Customer relationship and other intangibles	879	(504)	375	947	(524)	423
Total amortized intangible assets	$5,398	(3,662)	1,736	5,369	(3,516)	1,853
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$6,819			11,517
Goodwill	26,385			26,390
Trademark	14			14

(1)	Balances are excluded commencing in the period following full amortization.

(2)
Includes a $30 million impairment and associated valuation allowance recorded in the second quarter and first half of 2020 on the commercial amortized MSRs. See Note 11 (Mortgage Banking Activities) for additional information on MSRs.

Table 12.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2020. Future amortization expense may vary from these projections.
Table 12.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Six months ended June 30, 2020 (actual)	$166	48	214
Estimate for the remainder of 2020	$130	47	177
Estimate for year ended December 31,
2021	235	81	316
2022	210	68	278
2023	182	59	241
2024	157	48	205
2025	132	39	171

Table 12.3 shows the allocation of goodwill to our reportable operating segments. We assess goodwill for impairment at a reporting unit level, which is generally one level below the operating segments.
Table 12.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2018	$16,685	8,450	1,283	26,418
Reclassification of goodwill held for sale to other assets	—	—	(7)	(7)
Foreign currency translation	—	4	—	4
June 30, 2019	$16,685	8,454	1,276	26,415
December 31, 2019	$16,685	8,429	1,276	26,390
Foreign currency translation	—	(5)	—	(5)
June 30, 2020	$16,685	8,424	1,276	26,385

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
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
June 30, 2020
Standby letters of credit	$178	12,171	4,447	2,051	426	19,095	7,689
Direct pay letters of credit	72	1,846	3,475	971	39	6,331	1,224
Written options (1)	(49)	15,916	10,481	2,495	357	29,249	19,223
Loans and MLHFS sold with recourse (2)	31	122	722	1,714	9,957	12,515	10,363
Exchange and clearing house guarantees	—	—	—	—	5,296	5,296	—
Other guarantees and indemnifications (3)	1	444	1	1	1,389	1,835	426
Total guarantees	$233	30,499	19,126	7,232	17,464	74,321	38,925
December 31, 2019
Standby letters of credit	$36	11,569	4,460	2,812	467	19,308	7,104
Direct pay letters of credit	—	1,861	3,815	824	105	6,605	1,184
Written options (1)	(345)	17,088	10,869	2,341	273	30,571	18,113
Loans and MLHFS sold with recourse (2)	52	114	576	1,356	10,050	12,096	9,835
Exchange and clearing house guarantees	—	—	—	—	4,817	4,817	—
Other guarantees and indemnifications (3)	1	785	1	3	809	1,598	698
Total guarantees	$(256)	31,417	19,721	7,336	16,521	74,995	36,934

(1)
Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 15 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.

(2)	Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.

(3)
Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $77 million and $80 million with related collateral of $1.3 billion and $696 million at June 30, 2020, and December 31, 2019, respectively.

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
We provide debit and credit card transaction processing services through the payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation for payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder. If we are unable to collect the amounts from the merchant, we incur a loss for the refund to the cardholder. We are secondarily obligated to make a refund for transactions involving the sponsored merchant processing servicers. We have a low likelihood of loss since most products and services are delivered when purchased and amounts are refunded when items are returned to the merchant. In addition, we may reduce our risk by withholding future payments and requiring cash or other collateral. For the first half of 2020, we processed card transaction volume of $608.3 billion as a merchant acquiring bank, and related losses, including those from our joint venture entity, were immaterial.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These guaranteed liabilities were $2.4 billion and $1.6 billion at June 30, 2020 and December 31,

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

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
Table 13.2: Pledged Assets

(in millions)	Jun 30, 2020	Dec 31, 2019
Related to trading activities:
Repledged third-party owned debt and equity securities	$41,952	60,083
Trading debt securities and other	22,847	51,083
Equity securities	971	1,379
Total pledged assets related to trading activities	65,770	112,545
Related to non-trading activities:
Loans	406,496	406,106
Debt securities:
Available-for-sale	54,455	61,126
Held-to-maturity	2,826	3,685
Mortgage loans held for sale	181	2,266
Total pledged assets related to non-trading activities	463,958	473,183
Related to VIEs:
Consolidated VIE assets	12,447	14,368
VIEs accounted for as secured borrowings	74	80
Loans eligible for repurchase from GNMA securitizations	54	568
Total pledged assets related to VIEs	12,575	15,016
Total pledged assets	$542,303	600,744

Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and to a lesser extent through other bank entities. Our securities financing activities primarily involve high quality, liquid securities such as U.S. Treasury securities and government agency securities, and to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

OFFSETTING OF SECURITIES FINANCING ACTIVITIES Table 13.3 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Collateralized financings with a single counterparty are presented net on our balance sheet, provided certain criteria are met that permit balance sheet netting. Most transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
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
Table 13.3: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2020	Dec 31, 2019
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$110,900	140,773
Gross amounts offset in consolidated balance sheet (1)	(13,640)	(19,180)
Net amounts in consolidated balance sheet (2)	97,260	121,593
Collateral not recognized in consolidated balance sheet (3)	(96,541)	(120,786)
Net amount (4)	$719	807
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$63,028	111,038
Gross amounts offset in consolidated balance sheet (1)	(13,640)	(19,180)
Net amounts in consolidated balance sheet (5)	49,388	91,858
Collateral pledged but not netted in consolidated balance sheet (6)	(49,147)	(91,709)
Net amount (4)	$241	149

(1)	Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.

(2)
Includes $79.3 billion and $102.1 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2020, and December 31, 2019, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $18.0 billion and $19.5 billion, at June 30, 2020, and December 31, 2019, respectively.

(3)
Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At June 30, 2020, and December 31, 2019, we have received total collateral with a fair value of $122.5 billion and $150.9 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $41.1 billion at June 30, 2020, and $59.1 billion at December 31, 2019.

(4)	Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.

(5)	Amount is classified in short-term borrowings on our consolidated balance sheet.

(6)
Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At June 30, 2020, and December 31, 2019, we have pledged total collateral with a fair value of $64.3 billion and $113.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral primarily consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 13.4 provides the gross amounts recognized on the balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)

Table 13.4: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2020	Dec 31, 2019
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$33,757	48,161
Securities of U.S. States and political subdivisions	54	104
Federal agency mortgage-backed securities	9,751	44,737
Non-agency mortgage-backed securities	1,103	1,818
Corporate debt securities	9,273	7,126
Asset-backed securities	1,008	1,844
Equity securities	1,399	1,674
Other	363	705
Total repurchases	56,708	106,169
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	38	163
Federal agency mortgage-backed securities	18	—
Corporate debt securities	97	223
Equity securities (1)	6,164	4,481
Other	3	2
Total securities lending	6,320	4,869
Total repurchases and securities lending	$63,028	111,038

(1)
Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.

Table 13.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 13.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2020
Repurchase agreements	$44,823	3,430	4,970	3,485	56,708
Securities lending arrangements	5,771	—	549	—	6,320
Total repurchases and securities lending (1)	$50,594	3,430	5,519	3,485	63,028
December 31, 2019
Repurchase agreements	$79,793	17,681	4,825	3,870	106,169
Securities lending arrangements	4,724	—	145	—	4,869
Total repurchases and securities lending (1)	$84,517	17,681	4,970	3,870	111,038

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

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of June 30, 2020, and December 31, 2019, we had commitments to purchase debt securities of $18 million in both periods and commitments to purchase equity securities of $3.3 billion and $2.7 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Other guarantees and indemnifications in
Table 13.1.

Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $14.1 billion and $7.5 billion as of June 30, 2020, and December 31, 2019, respectively.
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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $609 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court granted final approval of the settlement on November 21, 2019. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action lawsuit in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but plaintiffs filed an amended complaint in November 2018. The parties to the state court action have entered into an agreement to resolve the action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The state court granted final approval of the settlement on January 15, 2020, and a notice of appeal has been filed. These and other issues related to the origination, servicing, and collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought securities fraud class actions in the

Note 14: Legal Actions (continued)

United States District Courts for the Northern District of California and the Southern District of New York alleging that the Company made false or misleading statements regarding its efforts to comply with the February 2018 consent order with the FRB and the April 2018 consent orders with the CFPB and OCC.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts.
CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT/PAYCHECK PROTECTION PROGRAM Plaintiffs have filed putative class actions in various federal courts against the Company. The actions seek damages and injunctive relief related to the Company’s offering of Paycheck Protection Program (PPP) loans under the Coronavirus Aid, Relief, and Economic Security Act, as well as claims for fees by purported agents who allegedly assisted customers with preparing PPP loan applications submitted to the Company. The Company has also received formal and informal inquiries from federal and state governmental agencies regarding its offering of PPP loans.
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
MORTGAGE-RELATED REGULATORY INVESTIGATIONS Federal and state government agencies, including the Department of Justice, have been investigating or examining certain mortgage related activities of Wells Fargo and predecessor institutions. Wells Fargo, for itself and for predecessor institutions, has responded, or continues to respond, to requests from these agencies seeking information regarding the origination, underwriting, and securitization of residential mortgages, including sub-prime mortgages. These agencies have advanced theories of purported liability with respect to certain of these activities. An agreement, pursuant to which the Company paid $2.09 billion, was reached in August 2018 to resolve the Department of Justice investigation, which related to certain 2005-2007 residential mortgage-backed securities activities. In addition, the Company reached an agreement with the Attorney General of the State of Illinois in November 2018 pursuant to which the Company paid $17 million in restitution to certain Illinois state pension funds and reached an agreement with the Attorney General of the State of Maryland in June 2020 pursuant to which the Company agreed to pay $20 million in restitution, in each case to resolve claims relating to certain residential mortgage-backed securities activities. Other financial institutions have entered into similar settlements with these agencies, the nature of which related to the specific activities of those financial institutions, including the imposition of significant financial penalties and remedial actions.
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
RETAIL SALES PRACTICES MATTERS A number of bodies or entities, including (a) federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission (SEC), and the United States Department of Labor, (b) state attorneys general, including the New York Attorney General, and (c) Congressional committees, have undertaken formal or informal inquiries, investigations, or examinations arising out of certain retail sales practices of the Company that were the subject of settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. These matters are at varying stages. The Company has responded, and continues to respond, to requests from certain of the foregoing. In October 2018, the Company entered into an agreement to resolve the New York Attorney General’s investigation pursuant to which the Company paid $65 million to the State of New York. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million. On February 21, 2020, the Company entered into an agreement with the Department of Justice to resolve the Department of Justice’s criminal investigation into the Company’s retail sales practices, as well as a separate agreement to resolve the Department of Justice’s civil investigation. As part of the Department of Justice criminal settlement, no charges will be filed against the Company provided the Company abides by all the terms of the agreement. The Department of Justice criminal settlement also includes the Company’s agreement that the facts set forth in the settlement document constitute sufficient facts for the finding of criminal violations of statutes regarding bank records and personal information. On February 21, 2020, the Company also entered into an order to resolve the SEC’s investigation arising out of the Company’s retail sales practices. The SEC order contains a finding, to which

Note 14: Legal Actions (continued)

the Company consented, that the facts set forth include violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. As part of the resolution of the Department of Justice and SEC investigations, the Company has agreed to make payments totaling $3.0 billion. In addition, as part of the settlements and included in the $3.0 billion amount, the Company has agreed to the creation of a $500 million Fair Fund for the benefit of investors who were harmed by the conduct covered in the SEC settlement.
In addition, a number of lawsuits have been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs, purporting to represent consumers who allege that they received products or services without their authorization or consent, have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. On June 14, 2018, the district court granted final approval of a settlement entered into by the Company in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., pursuant to which the Company will pay $142 million to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. On July 20, 2020, the United States Court of Appeals for the Ninth Circuit affirmed the district court's order granting final approval of the settlement. Second, the Company was subject to a consolidated securities fraud class action alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company entered into a settlement agreement to resolve this matter pursuant to which the Company paid $480 million. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims against, among others, current and former directors and officers for their alleged involvement with and failure to detect and prevent sales practices issues. These actions are currently pending in the United States District Court for the Northern District of California and California state court as consolidated or coordinated proceedings. The parties have entered into settlement agreements to resolve the shareholder derivative lawsuits pursuant to which insurance carriers will pay the Company approximately $240 million for alleged damage to the Company, and the Company will pay plaintiffs’ attorneys’ fees. The federal court granted final approval of the settlement for its action on April 7, 2020. The state court granted final approval of the settlement for its action on January 15, 2020. Fourth, a purported Employee Retirement Income Security Act (ERISA) class action was filed in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants. The district court dismissed the action, and on July 27, 2020, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal.
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.3 billion as of June 30, 2020. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 15.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2020			December 31, 2019
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$192,835	3,701	2,035	182,789	2,595	1,237
Foreign exchange contracts	34,459	281	1,220	32,386	341	1,170
Total derivatives designated as qualifying hedging instruments		3,982	3,255		2,936	2,407
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	313,604	556	374	235,810	207	160
Equity contracts	22,616	1,294	100	19,263	1,126	224
Foreign exchange contracts	52,349	1,062	196	26,595	118	286
Credit contracts – protection purchased	99	35	—	1,400	27	—
Subtotal		2,947	670		1,478	670
Customer accommodation trading and other derivatives:
Interest rate contracts	11,254,860	44,355	34,055	11,117,542	21,245	17,969
Commodity contracts	77,608	2,039	3,741	79,737	1,421	1,770
Equity contracts	303,271	9,375	11,986	272,145	7,410	10,240
Foreign exchange contracts	302,847	5,088	6,043	364,469	4,755	4,791
Credit contracts – protection sold	15,513	10	58	12,215	12	65
Credit contracts – protection purchased	25,695	85	15	24,030	69	18
Subtotal		60,952	55,898		34,912	34,853
Total derivatives not designated as hedging instruments		63,899	56,568		36,390	35,523
Total derivatives before netting		67,881	59,823		39,326	37,930
Netting		(45,105)	(48,455)		(25,123)	(28,851)
Total		$22,776	11,368		14,203	9,079

Table 15.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $59.6 billion and $54.7 billion of gross derivative assets and liabilities, respectively, at June 30, 2020, and $33.7 billion and $33.5 billion, respectively, at December 31, 2019, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The majority of these amounts are interest rate contracts executed in over-the-counter (OTC) markets. The remaining gross derivative assets and liabilities of $8.3 billion and $5.1 billion, respectively, at June 30, 2020, and $5.6 billion and $4.4 billion, respectively, at December 31, 2019, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $1.2 billion and $1.4 billion, respectively, at June 30, 2020, and $6.3 billion and $1.4 billion, respectively, at December 31, 2019.
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

Note 15: Derivatives (continued)

Table 15.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
June 30, 2020
Derivative assets
Interest rate contracts	$48,612	(31,539)	17,073	(1,318)	15,755	97%
Commodity contracts	2,039	(1,495)	544	(3)	541	73
Equity contracts	10,669	(7,076)	3,593	(650)	2,943	67
Foreign exchange contracts	6,431	(4,920)	1,511	(4)	1,507	100
Credit contracts – protection sold	10	(8)	2	—	2	68
Credit contracts – protection purchased	120	(67)	53	(2)	51	89
Total derivative assets	$67,881	(45,105)	22,776	(1,977)	20,799
Derivative liabilities
Interest rate contracts	$36,464	(33,777)	2,687	(637)	2,050	96%
Commodity contracts	3,741	(1,404)	2,337	(2)	2,335	86
Equity contracts	12,086	(7,361)	4,725	(242)	4,483	73
Foreign exchange contracts	7,459	(5,855)	1,604	(59)	1,545	100
Credit contracts – protection sold	58	(54)	4	—	4	95
Credit contracts – protection purchased	15	(4)	11	—	11	84
Total derivative liabilities	$59,823	(48,455)	11,368	(940)	10,428
December 31, 2019
Derivative assets
Interest rate contracts	$24,047	(14,878)	9,169	(445)	8,724	95%
Commodity contracts	1,421	(888)	533	(2)	531	80
Equity contracts	8,536	(5,570)	2,966	(69)	2,897	65
Foreign exchange contracts	5,214	(3,722)	1,492	(22)	1,470	100
Credit contracts – protection sold	12	(9)	3	—	3	84
Credit contracts – protection purchased	96	(56)	40	(1)	39	97
Total derivative assets	$39,326	(25,123)	14,203	(539)	13,664
Derivative liabilities
Interest rate contracts	$19,366	(16,595)	2,771	(545)	2,226	94%
Commodity contracts	1,770	(677)	1,093	(2)	1,091	82
Equity contracts	10,464	(6,647)	3,817	(319)	3,498	81
Foreign exchange contracts	6,247	(4,866)	1,381	(169)	1,212	100
Credit contracts – protection sold	65	(60)	5	(3)	2	98
Credit contracts – protection purchased	18	(6)	12	—	12	93
Total derivative liabilities	$37,930	(28,851)	9,079	(1,038)	8,041

(1)
Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $600 million and $231 million and debit valuation adjustments related to derivative liabilities were $229 million and $100 million at June 30, 2020, and December 31, 2019, respectively. Cash collateral totaled $7.3 billion and $11.0 billion, netted against derivative assets and liabilities, respectively, at June 30, 2020, and $2.9 billion and $6.8 billion, respectively, at December 31, 2019.

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
We estimate $203 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2020, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of June 30, 2020, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For more information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 18 (Derivatives) in our 2019 Form 10-K.
Table 15.3 and Table 15.4 show the net gains (losses) by income statement line item impacted, related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 15.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income				Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Mortgage loans held for sale	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,946	230	(585)	(1,237)	97	N/A	3

Interest contracts:
Amounts related to interest settlements on derivatives	(93)	—	152	428	—	487
Recognized on derivatives	(21)	(3)	(86)	549	—	439	—
Recognized on hedged items	63	4	77	(618)	—	(474)
Total gains (losses) (pre-tax) on interest rate contracts	(51)	1	143	359	—	452	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	11	—	—	(46)	—	(35)
Recognized on derivatives	(1)	—	—	117	709	825	(57)
Recognized on hedged items	1	—	—	(70)	(684)	(753)
Total gains (losses) (pre-tax) on foreign exchange contracts	11	—	—	1	25	37	(57)
Total gains (losses) (pre-tax) recognized on fair value hedges	$(40)	$1	$143	$360	25	489	(57)
Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$6,418	427	(2,327)	(2,477)	564	N/A	185

Interest contracts:
Amounts related to interest settlements on derivatives	(139)	—	222	602	—	685
Recognized on derivatives	(1,892)	(53)	444	10,324	—	8,823	—
Recognized on hedged items	1,919	54	(434)	(10,044)	—	(8,505)
Total gains (losses) (pre-tax) on interest rate contracts	(112)	1	232	882	—	1,003	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	17	—	—	(131)	—	(114)
Recognized on derivatives	(2)	—	—	224	(76)	146	87
Recognized on hedged items	3	—	—	(244)	80	(161)
Total gains (losses) (pre-tax) on foreign exchange contracts	18	—	—	(151)	4	(129)	87
Total gains (losses) (pre-tax) recognized on fair value hedges	$(94)	1	232	731	4	874	87

(continued on following page)

Note 15: Derivatives (continued)

(continued from previous page)

	Net interest income				Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Mortgage loans held for sale	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,781	195	(2,213)	(1,900)	837	N/A	136

Interest contracts:
Amounts related to interest settlements on derivatives	14	—	(7)	7	—	14
Recognized on derivatives	(1,089)	(25)	351	2,947	—	2,184	—
Recognized on hedged items	1,096	24	(343)	(2,890)	—	(2,113)
Total gains (losses) (pre-tax) on interest rate contracts	21	(1)	1	64	—	85	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	10	—	—	(128)	—	(118)
Recognized on derivatives	(5)	—	—	205	326	526	56
Recognized on hedged items	4	—	—	(186)	(315)	(497)
Total gains (losses) (pre-tax) on foreign exchange contracts	9	—	—	(109)	11	(89)	56
Total gains (losses) (pre-tax) recognized on fair value hedges	$30	(1)	1	(45)	11	(4)	56
Six months ended June 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,722	347	(4,239)	(3,827)	1,507	N/A	180

Interest contracts:
Amounts related to interest settlements on derivatives	30	—	(30)	—	—	—
Recognized on derivatives	(1,903)	(33)	558	4,933	—	3,555	—
Recognized on hedged items	1,913	31	(533)	(4,837)	—	(3,426)
Total gains (losses) (pre-tax) on interest rate contracts	40	(2)	(5)	96	—	129	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	20	—	—	(270)	—	(250)
Recognized on derivatives	(9)	—	—	497	(76)	412	30
Recognized on hedged items	9	—	—	(452)	76	(367)
Total gains (losses) (pre-tax) on foreign exchange contracts	20	—	—	(225)	—	(205)	30
Total gains (losses) (pre-tax) recognized on fair value hedges	$60	(2)	(5)	(129)	—	(76)	30

Table 15.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest Income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,448	(1,237)	N/A	3
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	1	(52)	52
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(53)	1	(52)	52
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	5
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(3)	(3)	8
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	$(2)	(55)	60
Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$18,513	(2,477)	N/A	185
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(109)	1	(108)	108
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(109)	1	(108)	108
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(5)	(5)	5
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(15)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(5)	(5)	(10)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(109)	(4)	(113)	98
Quarter ended June 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,316	(1,900)	N/A	136
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(77)	1	(76)	76
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(77)	1	(76)	76
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(3)	(3)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(77)	(2)	(79)	80
Six months ended June 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$22,670	(3,827)	N/A	180
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(155)	1	(154)	154
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(155)	1	(154)	154
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(8)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(4)	(4)	(4)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(155)	(3)	(158)	150

Note 15: Derivatives (continued)

Table 15.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 15.5: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
June 30, 2020
Available-for-sale debt securities (5)	$29,585	2,560	8,952	269
Mortgage loans held for sale	233	10	—	—
Deposits	(35,247)	(761)	—	—
Long-term debt	(166,000)	(16,022)	(21,254)	92
December 31, 2019
Available-for-sale debt securities (5)	$36,896	1,110	9,486	278
Mortgage loans held for sale	961	(12)	—	—
Deposits	(43,716)	(324)	—	—
Long-term debt	(127,423)	(5,827)	(25,750)	173

(1)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(2)
Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $5.2 billion for debt securities and $(4.3) billion for long-term debt as of June 30, 2020, and $1.2 billion for debt securities and $(5.2) billion for long-term debt as of December 31, 2019.

(3)
The balance includes $548 million and $143 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of June 30, 2020, and $790 million and $109 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2019, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.

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
We use economic hedge derivatives to manage our exposure to interest rate risk, equity price risk, foreign currency risk, and credit risk. We also use economic hedge derivatives to mitigate the periodic earnings volatility caused by mismatches between the changes in fair value of the hedged item and hedging instrument recognized on our fair value accounting hedges. In second quarter 2020, we entered into arrangements to transition the economic hedges of our deferred compensation plan liabilities from equity securities to derivative instruments. Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For more information on economic hedges and other derivatives, see Note 18 (Derivatives) to Financial Statements in our 2019 Form 10-K.
Table 15.6 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 15.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income					Noninterest Expense
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total	Personnel expense
Quarter ended June 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$142	—	—	(74)	68	—
Equity contracts	—	(1,402)	—	(6)	(1,408)	(141)
Foreign exchange contracts	—	—	—	(55)	(55)	—
Credit contracts	—	—	—	1	1	—
Subtotal	142	(1,402)	—	(134)	(1,394)	(141)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	546	—	676	—	1,222	—
Commodity contracts	—	—	(224)	—	(224)	—
Equity contracts	—	—	(2,348)	(145)	(2,493)	—
Foreign exchange contracts	—	—	155	—	155	—
Credit contracts	—	—	(134)	—	(134)	—
Subtotal	546	—	(1,875)	(145)	(1,474)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$688	(1,402)	(1,875)	(279)	(2,868)	(141)
Six months ended June 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,613	—	—	(45)	2,568	—
Equity contracts	—	(183)	—	(34)	(217)	(141)
Foreign exchange contracts	—	—	—	572	572	—
Credit contracts	—	—	—	17	17	—
Subtotal	2,613	(183)	—	510	2,940	(141)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	1,099	—	(1,787)	—	(688)	—
Commodity contracts	—	—	(112)	—	(112)	—
Equity contracts	—	—	2,401	(72)	2,329	—
Foreign exchange contracts	—	—	(402)	—	(402)	—
Credit contracts	—	—	147	—	147	—
Subtotal	1,099	—	247	(72)	1,274	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$3,712	(183)	247	438	4,214	(141)

(continued on following page)

Note 15: Derivatives (continued)

(continued from previous page)

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended June 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$872	—	—	2	874
Equity contracts	—	(658)	—	(7)	(665)
Foreign exchange contracts	—	—	—	164	164
Credit contracts	—	—	—	(5)	(5)
Subtotal	872	(658)	—	154	368
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	179	—	(222)	—	(43)
Commodity contracts	—	—	27	—	27
Equity contracts	—	—	(1,110)	(133)	(1,243)
Foreign exchange contracts	—	—	(83)	—	(83)
Credit contracts	—	—	(16)	—	(16)
Subtotal	179	—	(1,404)	(133)	(1,358)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$1,051	(658)	(1,404)	21	(990)
Six months ended June 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$1,683	—	—	7	1,690
Equity contracts	—	(1,543)	—	—	(1,543)
Foreign exchange contracts	—	—	—	140	140
Credit contracts	—	—	—	10	10
Subtotal	1,683	(1,543)	—	157	297
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	297	—	(506)	—	(209)
Commodity contracts	—	—	78	—	78
Equity contracts	—	—	(3,259)	(406)	(3,665)
Foreign exchange contracts	—	—	(69)	—	(69)
Credit contracts	—	—	(60)	—	(60)
Subtotal	297	—	(3,816)	(406)	(3,925)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$1,980	(1,543)	(3,816)	(249)	(3,628)

(1)
Mortgage banking amounts for the second quarter and first half of 2020 are comprised of gains of $535 million and $3.9 billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(393) million and $(1.3) billion, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the second quarter and first half of 2019 are comprised of gains of $1.2 billion and $2.1 billion offset by gains (losses) of $(283) million and $(434) million, respectively.

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
Table 15.7 provides details of sold and purchased credit derivatives.
Table 15.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
June 30, 2020
Credit default swaps on:
Corporate bonds	$7	2	3,433	827	2,508	925	2,971	2020 - 2029
Structured products	—	9	30	31	29	1	110	2034 - 2047
Credit protection on:
Default swap index	1	1	5,084	1,759	2,610	2,474	3,874	2020 - 2029
Commercial mortgage-backed securities index	2	27	317	59	292	25	75	2047 - 2072
Asset-backed securities index	—	8	40	41	41	(1)	1	2045 - 2046
Other	—	11	6,609	6,441	—	6,609	13,283	2020 - 2040
Total credit derivatives	$10	58	15,513	9,158	5,480	10,033	20,314
December 31, 2019
Credit default swaps on:
Corporate bonds	$8	1	2,855	707	1,885	970	2,447	2020 - 2029
Structured products	—	25	74	69	63	11	111	2022 - 2047
Credit protection on:
Default swap index	1	—	2,542	120	550	1,992	8,105	2020 - 2029
Commercial mortgage-backed securities index	3	26	322	67	296	26	50	2047 - 2058
Asset-backed securities index	—	8	41	41	41	—	1	2045 - 2046
Other	—	5	6,381	5,738	—	6,381	11,881	2020 - 2049
Total credit derivatives	$12	65	12,215	6,742	2,835	9,380	22,595

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

Table 15.8: Credit-Risk Contingent Features

(in billions)	Jun 30, 2020	Dec 31, 2019
Net derivative liabilities with credit-risk contingent features	$15.2	10.4
Collateral posted	13.4	9.1
Additional collateral to be posted upon a below investment grade credit rating (1)	1.8	1.3

(1)	Any credit rating below investment grade requires us to post the maximum amount of collateral.

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
Table 16.19 includes estimates of fair value for financial instruments that are not recorded at fair value.
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
Fair Value Measurements from Vendors
For certain assets and liabilities, we obtain fair value measurements from vendors and we record the fair value in our financial statements. For additional information, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.
Table 16.1 presents fair value measurements obtained from third-party pricing services classified within the fair value hierarchy. Fair value measurements obtained from brokers and fair value measurements obtained from third-party pricing services that we have adjusted using internal models or non-vendor data to determine the fair value are excluded from
Table 16.1.
The unadjusted fair value measurements obtained from brokers for available-for-sale debt securities were $19 million in Level 2 assets and $123 million in Level 3 assets at June 30, 2020, and $45 million and $126 million at December 31, 2019, respectively.

Table 16.1: Fair Value Measurements obtained from Third-Party Pricing Services

	June 30, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Trading debt securities	1,113	291	—	634	329	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	7,983	—	—	13,460	1,500	—
Securities of U.S. states and political subdivisions	—	32,660	72	—	39,868	34
Mortgage-backed securities	—	148,611	61	—	167,172	42
Other debt securities (1)	—	36,610	571	—	38,067	650
Total available-for-sale debt securities	7,983	217,881	704	13,460	246,607	726
Marketable equity securities	—	99	—	—	110	—
Derivative assets	17	1	—	12	1	—
Derivative liabilities	(19)	(1)	—	(11)	(3)	—

(1)	Includes corporate debt securities, collateralized loan obligations, and other debt securities.

Note 16: Fair Values of Assets and Liabilities (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Table 16.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 16.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
June 30, 2020
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$30,741	4,114	—		—	34,855
Securities of U.S. states and political subdivisions	—	1,868	—		—	1,868
Collateralized loan obligations	—	606	128		—	734
Corporate debt securities	—	12,609	23		—	12,632
Mortgage-backed securities	—	23,777	49		—	23,826
Other	—	741	23		—	764
Total trading debt securities	30,741	43,715	223		—	74,679
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	7,983	—	—		—	7,983
Securities of U.S. states and political subdivisions	—	32,660	351		—	33,011
Mortgage-backed securities:
Federal agencies	—	144,835	—		—	144,835
Residential	—	541	—		—	541
Commercial	—	3,498	61		—	3,559
Total mortgage-backed securities	—	148,874	61		—	148,935
Corporate debt securities	35	3,889	1,051		—	4,975
Collateralized loan obligations	—	24,990	9		—	24,999
Other	—	8,370	626		—	8,996
Total available-for-sale debt securities	8,018	218,783	2,098	(2)	—	228,899
Mortgage loans held for sale	—	17,893	751		—	18,644
Loans held for sale	—	1,194	7		—	1,201
Loans	—	—	152		—	152
Mortgage servicing rights (residential)	—	—	6,819		—	6,819
Derivative assets:
Interest rate contracts	37	47,985	590		—	48,612
Commodity contracts	—	2,002	37		—	2,039
Equity contracts	3,527	5,692	1,450		—	10,669
Foreign exchange contracts	17	6,404	10		—	6,431
Credit contracts	—	60	70		—	130
Netting	—	—	—		(45,105)	(45,105)
Total derivative assets	3,581	62,143	2,157		(45,105)	22,776
Equity securities – excluding securities at NAV:
Marketable	18,822	195	—		—	19,017
Nonmarketable	—	18	8,165		—	8,183
Total equity securities	18,822	213	8,165		—	27,200
Total assets included in the fair value hierarchy	$61,162	343,941	20,372		(45,105)	380,370
Equity securities at NAV (3)						139
Total assets recorded at fair value						380,509
Derivative liabilities:
Interest rate contracts	$(44)	(36,353)	(67)		—	(36,464)
Commodity contracts	—	(3,705)	(36)		—	(3,741)
Equity contracts	(3,288)	(7,368)	(1,430)		—	(12,086)
Foreign exchange contracts	(19)	(7,414)	(26)		—	(7,459)
Credit contracts	—	(53)	(20)		—	(73)
Netting	—	—	—		48,455	48,455
Total derivative liabilities	(3,351)	(54,893)	(1,579)		48,455	(11,368)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(11,080)	(207)	—		—	(11,287)
Mortgage-backed securities	—	(1,286)	—		—	(1,286)
Corporate debt securities	—	(5,104)	—		—	(5,104)
Equity securities	(2,531)	—	—		—	(2,531)
Other securities	—	(2)	(3)		—	(5)
Total short sale liabilities	(13,611)	(6,599)	(3)		—	(20,213)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(16,962)	(61,492)	(1,584)		48,455	(31,583)

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

(3)	Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
December 31, 2019
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$32,335	4,382	—		—	36,717
Securities of U.S. states and political subdivisions	—	2,434	—		—	2,434
Collateralized loan obligations	—	555	183		—	738
Corporate debt securities	—	11,006	38		—	11,044
Mortgage-backed securities	—	27,712	—		—	27,712
Other	—	1,086	2		—	1,088
Total trading debt securities	32,335	47,175	223		—	79,733
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	13,460	1,500	—		—	14,960
Securities of U.S. states and political subdivisions	—	39,924	413		—	40,337
Mortgage-backed securities:
Federal agencies	—	162,453	—		—	162,453
Residential	—	827	—		—	827
Commercial	—	3,892	42		—	3,934
Total mortgage-backed securities	—	167,172	42		—	167,214
Corporate debt securities	37	6,159	367		—	6,563
Collateralized loan obligations	—	29,055	—		—	29,055
Other	—	4,587	743		—	5,330
Total available-for-sale debt securities	13,497	248,397	1,565	(2)	—	263,459
Mortgage loans held for sale	—	15,408	1,198		—	16,606
Loans held for sale	—	956	16		—	972
Loans	—	—	171		—	171
Mortgage servicing rights (residential)	—	—	11,517		—	11,517
Derivative assets:
Interest rate contracts	26	23,792	229		—	24,047
Commodity contracts	—	1,413	8		—	1,421
Equity contracts	2,946	4,135	1,455		—	8,536
Foreign exchange contracts	12	5,197	5		—	5,214
Credit contracts	—	49	59		—	108
Netting	—	—	—		(25,123)	(25,123)
Total derivative assets	2,984	34,586	1,756		(25,123)	14,203
Equity securities – excluding securities at NAV:
Marketable	33,702	216	3		—	33,921
Nonmarketable	—	22	7,847		—	7,869
Total equity securities	33,702	238	7,850		—	41,790
Total assets included in the fair value hierarchy	$82,518	346,760	24,296		(25,123)	428,451
Equity securities at NAV (3)						146
Total assets recorded at fair value						428,597
Derivative liabilities:
Interest rate contracts	$(23)	(19,328)	(15)		—	(19,366)
Commodity contracts	—	(1,746)	(24)		—	(1,770)
Equity contracts	(2,011)	(6,729)	(1,724)		—	(10,464)
Foreign exchange contracts	(11)	(6,213)	(23)		—	(6,247)
Credit contracts	—	(53)	(30)		—	(83)
Netting	—	—	—		28,851	28,851
Total derivative liabilities	(2,045)	(34,069)	(1,816)		28,851	(9,079)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,035)	(31)	—		—	(9,066)
Mortgage-backed securities	—	(2)	—		—	(2)
Corporate debt securities	—	(5,915)	—		—	(5,915)
Equity securities	(2,447)	—	—		—	(2,447)
Other securities	—	—	—		—	—
Total short sale liabilities	(11,482)	(5,948)	—		—	(17,430)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(13,527)	(40,017)	(1,818)		28,851	(26,511)

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2020, are presented in Table 16.3.

Table 16.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2020

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) related to assets and liabilities held at period end included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period	Net income	(4)	Other compre-hensive income
Quarter ended June 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—		—
Collateralized loan obligations	154	—	—	4	(5)	(25)	128	(2)		—
Corporate debt securities	34	(7)	—	1	—	(5)	23	1		—
Mortgage-backed securities	177	35	—	(148)	4	(19)	49	12		—
Other	24	5	—	(22)	16	—	23	3		—
Total trading debt securities	389	33	—	(165)	15	(49)	223	14	(5)	—
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	351	1	2	(23)	35	(15)	351	—		—
Mortgage-backed securities:
Residential	31	5	—	(25)	—	(11)	—	—		—
Commercial	154	(2)	(1)	(1)	31	(120)	61	(2)		(1)
Total mortgage-backed securities	185	3	(1)	(26)	31	(131)	61	(2)		(1)
Corporate debt securities	1,130	(2)	43	(46)	—	(74)	1,051	(2)		42
Collateralized loan obligations	50	—	(1)	—	10	(50)	9	—		—
Other	696	3	(27)	(28)	9	(27)	626	(1)		(28)
Total available-for-sale debt securities	2,412	5	16	(123)	85	(297)	2,098	(5)	(6)	13
Mortgage loans held for sale	3,157	(37)	—	(251)	80	(2,198)	751	(27)	(7)	—
Loans held for sale	19	(4)	—	(7)	—	(1)	7	(5)	(5)	—
Loans	160	(2)	—	(6)	—	—	152	(4)	(7)	—
Mortgage servicing rights (residential)(8)	8,126	(1,768)	—	461	—	—	6,819	(1,131)	(7)	—
Net derivative assets and liabilities:
Interest rate contracts	685	460	—	(622)	—	—	523	291		—
Commodity contracts	(44)	15	—	12	18	—	1	45		—
Equity contracts	217	(277)	—	79	—	1	20	(387)		—
Foreign exchange contracts	(6)	(12)	—	2	—	—	(16)	2		—
Credit contracts	47	4	—	(1)	—	—	50	—		—
Total derivative contracts	899	190	—	(530)	18	1	578	(49)	(9)	—
Equity securities:
Marketable	3	—	—	—	—	(3)	—	—		—
Nonmarketable	6,751	1,414	—	—	—	—	8,165	1,414		—
Total equity securities	6,754	1,414	—	—	—	(3)	8,165	1,414	(10)	—
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(5)	—
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)	—

(1)	See Table 16.4 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities and provision (reversal of provision) for credit losses - debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

(continued from previous page)

Table 16.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2020.

Table 16.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2020

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	86	(82)	—	—	4
Corporate debt securities	22	(21)	—	—	1
Mortgage-backed securities	72	(216)	—	(4)	(148)
Other	6	(27)	—	(1)	(22)
Total trading debt securities	186	(346)	—	(5)	(165)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	—	(23)	(23)
Mortgage-backed securities:
Residential	(1)	(23)	—	(1)	(25)
Commercial	—	—	—	(1)	(1)
Total mortgage-backed securities	(1)	(23)	—	(2)	(26)
Corporate debt securities	6	—	—	(52)	(46)
Collateralized loan obligations	—	—	—	—	—
Other	—	(5)	—	(23)	(28)
Total available-for-sale debt securities	5	(28)	—	(100)	(123)
Mortgage loans held for sale	32	(281)	62	(64)	(251)
Loans held for sale	—	(7)	—	—	(7)
Loans	—	—	2	(8)	(6)
Mortgage servicing rights (residential) (1)	—	(1)	462	—	461
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(622)	(622)
Commodity contracts	—	—	—	12	12
Equity contracts	—	—	—	79	79
Foreign exchange contracts	—	—	—	2	2
Credit contracts	2	(1)	—	(2)	(1)
Total derivative contracts	2	(1)	—	(531)	(530)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.5 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2019.
Table 16.5: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended June 30, 2019

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses)included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—
Collateralized loan obligations	275	(2)	—	(24)	—	—	249	(6)
Corporate debt securities	41	1	—	3	—	(1)	44	1
Mortgage-backed securities	—	—	—	—	—	—	—	—
Other	15	(1)	—	—	—	—	14	—
Total trading debt securities	331	(2)	—	(21)	—	(1)	307	(5)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	470	1	2	(33)	—	(49)	391	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	—	—	—	—	41	—
Total mortgage-backed securities	41	—	—	—	—	—	41	—
Corporate debt securities	377	—	(1)	7	—	—	383	—
Other	1,117	7	(6)	(128)	—	—	990	—
Total available-for-sale debt securities	2,005	8	(5)	(154)	—	(49)	1,805	—	(6)
Mortgage loans held for sale	998	37	—	(22)	104	(2)	1,115	39	(7)
Loans held for sale	71	—	—	(3)	—	(56)	12	—	(5)
Loans	225	1	—	(24)	—	—	202	(2)	(7)
Mortgage servicing rights (residential) (8)	13,336	(1,639)	—	399	—	—	12,096	(1,078)	(7)
Net derivative assets and liabilities:
Interest rate contracts	101	237	—	(133)	—	—	205	141
Commodity contracts	(18)	(75)	—	64	—	—	(29)	(10)
Equity contracts	(162)	15	—	(66)	(2)	(13)	(228)	(29)
Foreign exchange contracts	(16)	3	—	3	—	—	(10)	7
Credit contracts	49	(3)	—	(1)	—	—	45	(3)
Total derivative contracts	(46)	177	—	(133)	(2)	(13)	(17)	106	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	6,381	724	—	—	5	—	7,110	724
Total equity securities	6,381	724	—	—	5	—	7,110	724	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.6 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

(continued from previous page)

Table 16.6 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2019.

Table 16.6: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended June 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	44	(65)	—	(3)	(24)
Corporate debt securities	6	(3)	—	—	3
Mortgage-backed securities	—	—	—	—	—
Other	—	—	—	—	—
Total trading debt securities	50	(68)	—	(3)	(21)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	6	(39)	(33)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	8	—	—	(1)	7
Other	—	(2)	57	(183)	(128)
Total available-for-sale debt securities	8	(2)	63	(223)	(154)
Mortgage loans held for sale	30	(47)	54	(59)	(22)
Loans held for sale	—	(1)	—	(2)	(3)
Loans	—	—	2	(26)	(24)
Mortgage servicing rights (residential) (1)	—	(1)	400	—	399
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(133)	(133)
Commodity contracts	—	—	—	64	64
Equity contracts	—	—	—	(66)	(66)
Foreign exchange contracts	—	—	—	3	3
Credit contracts	2	(3)	—	—	(1)
Total derivative contracts	2	(3)	—	(132)	(133)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020, are presented in Table 16.7.
Table 16.7: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2020

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) related to assets and liabilities held at period end included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period	Net income	(4)	Other compre- hensive income
Six months ended June 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—		—
Collateralized loan obligations	183	(69)	—	23	16	(25)	128	(62)		—
Corporate debt securities	38	(11)	—	4	—	(8)	23	—		—
Mortgage-backed securities	—	(7)	—	23	52	(19)	49	(5)		—
Other	2	2	—	(28)	47	—	23	(2)		—
Total trading debt securities	223	(85)	—	22	115	(52)	223	(69)	(5)	—
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	413	1	—	(44)	67	(86)	351	—		—
Mortgage-backed securities:
Residential	—	—	(3)	1	13	(11)	—	—		—
Commercial	42	1	(14)	(3)	155	(120)	61	(2)		(2)
Total mortgage-backed securities	42	1	(17)	(2)	168	(131)	61	(2)		(2)
Corporate debt securities	367	(54)	27	(46)	831	(74)	1,051	(56)		36
Collateralized loan obligations	—	—	(9)	—	68	(50)	9	—		—
Other	743	6	(76)	(58)	38	(27)	626	(1)		(74)
Total available-for-sale debt securities	1,565	(46)	(75)	(150)	1,172	(368)	2,098	(59)	(6)	(40)
Mortgage loans held for sale	1,198	(98)	—	449	1,402	(2,200)	751	(30)	(7)	—
Loans held for sale	16	(6)	—	(9)	7	(1)	7	(4)	(5)	—
Loans	171	(2)	—	(17)	—	—	152	(6)	(7)	—
Mortgage servicing rights (residential) (8)	11,517	(5,589)	—	891	—	—	6,819	(4,388)	(7)	—
Net derivative assets and liabilities:
Interest rate contracts	214	1,204	—	(895)	—	—	523	374		—
Commodity contracts	(16)	(65)	—	70	12	—	1	18		—
Equity contracts	(269)	153	—	152	(10)	(6)	20	48		—
Foreign exchange contracts	(18)	(2)	—	4	—	—	(16)	(6)		—
Credit contracts	29	19	—	2	—	—	50	21		—
Total derivative contracts	(60)	1,309	—	(667)	2	(6)	578	455	(9)	—
Equity securities:
Marketable	3	—	—	—	—	(3)	—	—		—
Nonmarketable	7,847	313	—	—	7	(2)	8,165	310		—
Total equity securities	7,850	313	—	—	7	(5)	8,165	310	(10)	—
Short sale liabilities	—	—	—	(3)	—	—	(3)	—	(5)	—
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)	—

(1)	See Table 16.8 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities and provision (reversal of provision) for credit losses - debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

(continued from previous page)
Table 16.8 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for six months ended June 30, 2020.

Table 16.8: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2020

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	171	(138)	—	(10)	23
Corporate debt securities	32	(28)	—	—	4
Mortgage-backed securities	267	(240)	—	(4)	23
Other	6	(33)	—	(1)	(28)
Total trading debt securities	476	(439)	—	(15)	22
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	—	(44)	(44)
Mortgage-backed securities:
Residential	25	(23)	—	(1)	1
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	25	(23)	—	(4)	(2)
Corporate debt securities	6	—	—	(52)	(46)
Collateralized loan obligations	—	—	—	—	—
Other	—	(10)	—	(48)	(58)
Total available-for-sale debt securities	31	(33)	—	(148)	(150)
Mortgage loans held for sale	55	(350)	905	(161)	449
Loans held for sale	—	(8)	—	(1)	(9)
Loans	1	—	4	(22)	(17)
Mortgage servicing rights (residential) (1)	—	(33)	923	1	891
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(895)	(895)
Commodity contracts	—	—	—	70	70
Equity contracts	—	—	—	152	152
Foreign exchange contracts	—	—	—	4	4
Credit contracts	8	(4)	—	(2)	2
Total derivative contracts	8	(4)	—	(671)	(667)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	—	(3)	—	—	(3)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Note 16: Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for six months ended June 30, 2019, are presented in Table 16.9.

Table 16.9: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Six months ended June 30, 2019

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Six months ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	(2)	—	(1)	—	—
Collateralized loan obligations	237	(5)	—	17	—	—	249	(4)
Corporate debt securities	34	3	—	7	1	(1)	44	3
Mortgage-backed securities	—	—	—	—	—	—	—	—
Other	16	(2)	—	—	—	—	14	—
Total trading debt securities	290	(4)	—	22	1	(2)	307	(1)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	444	1	5	(10)	—	(49)	391	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	—	—	—	—	41	—
Total mortgage-backed securities	41	—	—	—	—	—	41	—
Corporate debt securities	370	1	3	9	—	—	383	—
Other	1,189	13	(11)	(201)	—	—	990	—
Total available-for-sale debt securities	2,044	15	(3)	(202)	—	(49)	1,805	—	(6)
Mortgage loans held for sale	997	52	—	(88)	160	(6)	1,115	54	(7)
Loans held for sale	60	—	—	8	37	(93)	12	—	(5)
Loans	244	1	—	(43)	—	—	202	(4)	(7)
Mortgage servicing rights (residential) (8)	14,649	(3,012)	—	459	—	—	12,096	(1,969)	(7)
Net derivative assets and liabilities:
Interest rate contracts	25	424	—	(244)	—	—	205	220
Commodity contracts	4	(126)	—	91	2	—	(29)	(26)
Equity contracts	(17)	(104)	—	(69)	7	(45)	(228)	(175)
Foreign exchange contracts	(26)	10	—	6	—	—	(10)	17
Credit contracts	35	5	—	5	—	—	45	10
Total derivative contracts	21	209	—	(211)	9	(45)	(17)	46	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	5,468	1,650	—	(1)	5	(12)	7,110	1,650
Total equity securities	5,468	1,650	—	(1)	5	(12)	7,110	1,650	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)

(1)	See Table 16.10 for detail.

(2)	All assets and liabilities transferred into level 3 were previously classified within level 2.

(3)	All assets and liabilities transferred out of level 3 are classified as level 2.

(4)
Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.

(5)	Included in net gains from trading activities in the income statement.

(6)	Included in net gains from debt securities in the income statement.

(7)	Included in mortgage banking and other noninterest income in the income statement.

(8)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

(9)	Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.

(10)	Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

(continued from previous page)

Table 16.10 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for six months ended June 30, 2019.

Table 16.10: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Six months ended June 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Six months ended June 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	(2)	(2)
Collateralized loan obligations	174	(152)	—	(5)	17
Corporate debt securities	11	(4)	—	—	7
Mortgage-backed securities	—	—	—	—	—
Other	—	—	—	—	—
Total trading debt securities	185	(156)	—	(7)	22
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	55	(65)	(10)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	11	—	—	(2)	9
Other	—	(5)	123	(319)	(201)
Total available-for-sale debt securities	11	(5)	178	(386)	(202)
Mortgage loans held for sale	46	(140)	100	(94)	(88)
Loans held for sale	12	(2)	—	(2)	8
Loans	2	—	5	(50)	(43)
Mortgage servicing rights (residential) (1)	—	(282)	741	—	459
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(244)	(244)
Commodity contracts	—	—	—	91	91
Equity contracts	—	—	—	(69)	(69)
Foreign exchange contracts	—	—	—	6	6
Credit contracts	8	(3)	—	—	5
Total derivative contracts	8	(3)	—	(216)	(211)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Other liabilities	—	—	—	—	—

(1)	For more information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

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

Note 16: Fair Values of Assets and Liabilities (continued)

Table 16.11: Valuation Techniques – Recurring Basis – June 30, 2020

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs Positive (Negative)				Weighted Average
June 30, 2020
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions	$279		Discounted cash flow	Discount rate	0.6	-	4.8%		1.4
	72		Vendor priced
Collateralized loan obligations	127		Market comparable pricing	Comparability adjustment	(31.6)	-	31.0		(12.3)
	10		Vendor priced
Corporate debt securities	852		Discounted cash flow	Discount rate	3.6	-	14.8		4.2
	100		Market comparable pricing	Comparability adjustment	(29.4)	-	8.8		(22.1)
	122		Vendor priced
Mortgage-backed securities	49		Market comparable pricing	Comparability adjustment	(29.2)	-	(4.7)		(12.9)
	61		Vendor priced
Other debt securities	64		Discounted cash flow	Discount rate	1.4	-	3.4		2.6
	23		Market comparable pricing	Comparability adjustment	(5.4)	-	9.2		(3.0)
	562		Vendor priced
Mortgage loans held for sale (residential)	735		Discounted cash flow	Default rate	0.0	-	27.8		1.4
				Discount rate	2.5	-	6.0		5.2
				Loss severity	0.0	-	32.0		21.5
				Prepayment rate	7.6	-	22.1		14.8
	16		Market comparable pricing	Comparability adjustment	(50.0)	-	(14.3)		(38.1)
Loans (1)	152		Discounted cash flow	Discount rate	3.9	-	5.6		4.3
				Default rate	0.0		29.6		0.6
				Prepayment rate	8.1	-	100.0		85.3
				Loss severity	0.0	-	41.9		14.9
Mortgage servicing rights (residential)	6,819		Discounted cash flow	Cost to service per loan (2)	$65	-	1,138		152
				Discount rate	6.1	-	9.1%		6.8
				Prepayment rate (3)	12.7	-	26.4		18.5
Net derivative assets and (liabilities):
Interest rate contracts	215		Discounted cash flow	Default rate	0.0	-	6.0		1.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		14.7
	13		Market comparable pricing	Comparability adjustment	(23.7)		(21.2)		(22.2)
Interest rate contracts: derivative loan commitments	295		Discounted cash flow	Fall-out factor	1.0	-	99.0		20.5
				Initial-value servicing	(37.1)	-	137.0	bps	42.3
Equity contracts	171		Discounted cash flow	Conversion factor	(8.8)	-	0.0%		(7.7)
				Weighted average life	0.5	-	2.5	yrs	1.1
	(151)		Option model	Correlation factor	(77.0)	-	99.0%		37.7
				Volatility factor	6.5	-	83.4		27.0
Credit contracts	38		Market comparable pricing	Comparability adjustment	(96.8)	-	477.6		14.8
	12		Option model	Credit spread	0.0	-	86.2		2.5
				Loss severity	12.0	-	60.0		45.4
Nonmarketable equity securities	8,165		Market comparable pricing	Comparability adjustment	4.2	-	22.0		13.6

Insignificant Level 3 assets, net of liabilities	(13)
Total level 3 assets, net of liabilities	$18,788	(4)

(1)	Consists of reverse mortgage loans.

(2)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $65 to $273 per loan.

(3)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(4)	Consists of total Level 3 assets of $20.4 billion and total Level 3 liabilities of $1.6 billion, before netting of derivative balances.

Table 16.12: Valuation Techniques – Recurring Basis – December 31, 2019

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs Positive (Negative)				Weighted Average
December 31, 2019
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions	$379		Discounted cash flow	Discount rate	1.3	-	5.4%		2.4
	34		Vendor priced
Collateralized loan obligations	183		Market comparable pricing	Comparability adjustment	(15.0)	-	19.2		1.3
Corporate debt securities	220		Discounted cash flow	Discount rate	3.2		14.9		9.2
	60		Market comparable pricing	Comparability adjustment	(19.7)		14.0		(4.4)
	125		Vendor priced
Other debt securities	92		Discounted cash flow	Discount rate	2.3	-	3.1		2.8
	651		Vendor priced
Mortgage loans held for sale (residential)	1,183		Discounted cash flow	Default rate	0.0	-	15.5		0.7
				Discount rate	3.0	-	5.6		4.5
				Loss severity	0.0	-	43.5		21.7
				Prepayment rate	5.7	-	15.4		7.8
	15		Market comparable pricing	Comparability adjustment	(56.3)	-	(6.3)		(40.3)
Loans (1)	171		Discounted cash flow	Discount rate	3.9	-	4.3		4.1
				Prepayment rate	6.0	-	100.0		85.6
				Loss severity	0.0	-	36.5		14.1
Mortgage servicing rights (residential)	11,517		Discounted cash flow	Cost to service per loan (2)	$61	-	495		102
				Discount rate	6.0	-	13.6%		7.2
				Prepayment rate (3)	9.6	-	24.4		11.9
Net derivative assets and (liabilities):
Interest rate contracts	146		Discounted cash flow	Default rate	0.0	-	5.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	25.0		15.0
Interest rate contracts: derivative loan commitments	68		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.7
				Initial-value servicing	(32.2)	-	149.0	bps	36.4
Equity contracts	147		Discounted cash flow	Conversion factor	(8.8)	-	0.0%		(7.7)
				Weighted average life	0.5	-	3.0	yrs	1.5
	(416)		Option model	Correlation factor	(77.0)	-	99.0%		23.8
				Volatility factor	6.8	-	100.0		18.7
Credit contracts	2		Market comparable pricing	Comparability adjustment	(56.1)	-	10.8		(16.0)
	27		Option model	Credit spread	0.0	-	17.8		0.8
				Loss severity	12.0	-	60.0		45.6
Nonmarketable equity securities	7,847		Market comparable pricing	Comparability adjustment	(20.2)	-	(4.2)		(14.6)

Insignificant Level 3 assets, net of liabilities	27
Total level 3 assets, net of liabilities	$22,478	(4)

(1)	Consists of reverse mortgage loans.

(2)	The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $61 to $231 per loan.

(3)	Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

(4)	Consists of total Level 3 assets of $24.3 billion and total Level 3 liabilities of $1.8 billion, before netting of derivative balances.
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
Table 16.13 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2020, and December 31, 2019, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2020, and year ended December 31, 2019.
Table 16.14 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 16.13: Fair Value on a Nonrecurring Basis

	June 30, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (1)	$—	981	1,791	2,772	—	2,034	3,803	5,837
Loans held for sale	—	29	—	29	—	5	—	5
Loans:
Commercial	—	957	—	957	—	280	—	280
Consumer	—	161	—	161	—	213	1	214
Total loans	—	1,118	—	1,118	—	493	1	494
Mortgage servicing rights (commercial)	—	—	568	568	—	—	—	—
Nonmarketable equity securities	—	726	788	1,514	—	1,308	173	1,481
Other assets	—	532	439	971	—	359	27	386
Total assets at fair value on a nonrecurring basis	$—	3,386	3,586	6,972	—	4,199	4,004	8,203

(1)	Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

Nonmarketable equity securities includes impairment on private equity and venture capital investments and gains or losses under the measurement alternative. Other assets includes impairments of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment on private equity and venture capital investments in consolidated portfolio companies.
Table 16.14: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2020	2019
Mortgage loans held for sale	$(61)	18
Loans held for sale	(16)	(2)
Loans:
Commercial	(392)	(106)
Consumer	(128)	(121)
Total loans	(520)	(227)
Mortgage servicing rights (commercial)	(30)	—
Nonmarketable equity securities	(410)	264
Other assets	(394)	(29)
Total	$(1,431)	24

Table 16.15 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis primarily using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for nonmarketable equity securities.

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

Table 16.15: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of Inputs Positive (Negative)			Weighted Average
June 30, 2020
Residential mortgage loans held for sale	$1,791	(2)	Discounted cash flow	Default rate	(3)	0.6	—	65.0%	26.4
				Discount rate		0.7	—	8.5	4.3
				Loss severity		1.0	—	83.9	8.7
				Prepayment rate	(4)	3.4	—	100.0	42.5
Mortgage servicing rights (commercial)	568		Discounted cash flow	Cost to service per loan		$150	—	3,369	2,771
				Discount rate		3.0	—	3.0%	3.0
				Prepayment rate		5.0	—	20.0	6.4
Nonmarketable equity securities (5)	674		Market comparable pricing	Multiples		0.1x	—	11.6x	5.1x
	353		Market comparable pricing	Comparability adjustment		(100.0)	—	(6.0)%	(44.3)
	110		Other	Company risk factor		(100.0)	—	(20.0)	(43.4)
	87		Discounted cash flow	Discount rate		10.0	—	20.0	11.3
				Company risk factor		(64.5)	—	0.0	(26.6)
				Crude oil prices ($/barrel)		$48	—	48	48
				Natural gas prices ($/MMBtu)		2	—	2	2
Insignificant level 3 assets	3
Total	$3,586
December 31, 2019
Residential mortgage loans held for sale	$3,803	(2)	Discounted cash flow	Default rate	(3)	0.3	—	48.3%	4.6
				Discount rate		1.5	—	9.4	4.3
				Loss severity		0.4	—	100.0	23.4
				Prepayment rate	(4)	4.8	—	100.0	23.2
Insignificant level 3 assets	201
Total	$4,004

(1)
Refer to Note 19 (Fair Value of Assets and Liabilities) in our 2019 Form 10-K for a definition of the valuation technique(s) and significant unobservable inputs used in the valuation of residential mortgage loans held for sale, mortgage servicing rights, and certain nonmarketable equity securities.

(2)
Consists of approximately $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both June 30, 2020 and December 31, 2019, and approximately $500 million and $2.5 billion, respectively, of other mortgage loans that are not government insured/guaranteed.

(3)	Applies only to non-government insured/guaranteed loans.

(4)	Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.

(5)	Includes $439 million of private equity and venture capital investments in consolidated portfolio companies classified in other assets on the balance sheet.
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
Table 16.16: Fair Value Option

	June 30, 2020			December 31, 2019
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$18,644	17,923	721	16,606	16,279	327
Nonaccrual loans	134	165	(31)	133	157	(24)
Loans 90 days or more past due and still accruing	140	152	(12)	8	10	(2)
Loans held for sale:
Total loans	1,201	1,329	(128)	972	1,020	(48)
Nonaccrual loans	15	49	(34)	21	29	(8)
Loans:
Total loans	152	183	(31)	171	201	(30)
Nonaccrual loans	118	149	(31)	129	159	(30)

The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 16.17 by income statement line item. Amounts recorded as interest income are excluded from Table 16.17.
Table 16.17: Fair Value Option – Changes in Fair Value Included in Earnings

	2020			2019
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended June 30,
Mortgage loans held for sale	$749	—	—	379	—	—
Loans held for sale	—	24	—	—	(4)	—
Loans	—	—	(2)	—	—	1
Six months ended June 30,
Mortgage loans held for sale	$1,097	—	—	593	—	—
Loans held for sale	—	11	—	—	10	1
Loans	—	—	(2)	—	—	1

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
Table 16.18: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$(35)	16	$(217)	12
Loans held for sale	26	(3)	14	11
Total	$(9)	13	$(203)	23

Disclosures about Fair Value of Financial Instruments
Table 16.19 presents a summary of fair value estimates for financial instruments that are not carried at fair value on a recurring basis. Some financial instruments are excluded from scope of this table, such as certain insurance contracts and leases. This table also excludes assets and liabilities that are not financial instruments such as the value of the long-term relationships with our deposit, credit card and trust customers, MSRs, premises and equipment, goodwill and deferred taxes.

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 16.19. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.7 billion and $1.0 billion at June 30, 2020 and December 31, 2019, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 16.19: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets
Cash and due from banks (1)	$24,704	24,704	—	—	24,704
Interest-earning deposits with banks (1)	237,799	237,583	216	—	237,799
Federal funds sold and securities purchased under resale agreements (1)	79,289	—	79,289	—	79,289
Held-to-maturity debt securities, net	169,002	50,504	125,483	895	176,882
Mortgage loans held for sale	13,711	—	11,987	2,321	14,308
Loans held for sale	138	—	139	—	139
Loans, net (2)	899,347	—	55,225	854,436	909,661
Nonmarketable equity securities (cost method)	3,794	—	—	3,838	3,838
Total financial assets	$1,427,784	312,791	272,339	861,490	1,446,620
Financial liabilities
Deposits (3)	$83,654	—	58,313	26,287	84,600
Short-term borrowings	60,485	—	60,486	—	60,486
Long-term debt (4)	230,891	—	230,563	1,395	231,958
Total financial liabilities	$375,030	—	349,362	27,682	377,044
December 31, 2019
Financial assets
Cash and due from banks (1)	$21,757	21,757	—	—	21,757
Interest-earning deposits with banks (1)	119,493	119,257	236	—	119,493
Federal funds sold and securities purchased under resale agreements (1)	102,140	—	102,140	—	102,140
Held-to-maturity debt securities	153,933	46,138	109,933	789	156,860
Mortgage loans held for sale	6,736	—	2,939	4,721	7,660
Loans held for sale	5	—	5	—	5
Loans, net (2)	933,042	—	54,125	891,714	945,839
Nonmarketable equity securities (cost method)	4,790	—	—	4,823	4,823
Total financial assets	$1,341,896	187,152	269,378	902,047	1,358,577
Financial liabilities
Deposits (3)	$118,849	—	87,279	31,858	119,137
Short-term borrowings	104,512	—	104,513	—	104,513
Long-term debt (4)	228,159	—	231,332	1,720	233,052
Total financial liabilities	$451,520	—	423,124	33,578	456,702

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Excludes lease financing with a carrying amount of $16.7 billion and $19.5 billion at June 30, 2020 and December 31, 2019, respectively.

(3)	Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion and $1.2 trillion at June 30, 2020 and December 31, 2019, respectively.

(4)	Excludes capital lease obligations under capital leases of $30 million and $32 million at June 30, 2020 and December 31, 2019, respectively.

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

Table 17.1: Preferred Stock Shares

	June 30, 2020		December 31, 2019
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (2)	—	—	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock (3)	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock (4)	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	—	—
ESOP
Cumulative Convertible Preferred Stock (5)	—	822,242	—	1,071,418
Total		5,583,052		9,251,728

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

(4)	In first quarter 2020, $669 million of Preferred Stock, Series T, was redeemed.

(5)	See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference.

Table 17.2: Preferred Stock – Shares Issued and Carrying Value

	June 30, 2020				December 31, 2019
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series K (2)
Floating Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	1,802,000	1,802	1,546	256
Series L (3)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (4)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	5,280	131	131	—	32,000	800	800	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	822,242	823	823	—	1,071,418	1,072	1,072	—
Total	5,494,773	$21,866	21,098	768	7,492,169	$22,573	21,549	1,024

(1)	Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.

(2)	Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%. In first quarter 2020, the remaining $1.8 billion of Preferred Stock, Series K, was redeemed.

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
Table 17.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	221,945	254,945	222	255	7.00%	8.00%
2017	163,210	192,210	163	192	7.00	8.00
2016	162,450	197,450	163	198	9.30	10.30
2015	92,904	116,784	93	117	8.90	9.90
2014	99,151	136,151	99	136	8.70	9.70
2013	61,948	97,948	62	98	8.50	9.50
2012	20,634	49,134	21	49	10.00	11.00
2011	—	26,796	—	27	9.00	10.00
Total ESOP Preferred Stock (1)	822,242	1,071,418	$823	1,072
Unearned ESOP shares (2)			$(875)	(1,143)

(1)	At June 30, 2020, and December 31, 2019, additional paid-in capital included $52 million and $71 million, respectively, related to ESOP preferred stock.

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
Table 18.1: Revenue by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (1)	$5,699	7,066	3,891	4,535	736	1,037	(446)	(543)	9,880	12,095
Noninterest income:
Service charges on deposit accounts	419	704	511	502	4	4	(4)	(4)	930	1,206
Trust and investment fees:
Brokerage advisory, commissions and other fees	433	480	79	74	2,039	2,248	(434)	(484)	2,117	2,318
Trust and investment management	174	199	130	117	568	687	(185)	(208)	687	795
Investment banking	(67)	(18)	614	475	1	(1)	(1)	(1)	547	455
Total trust and investment fees	540	661	823	666	2,608	2,934	(620)	(693)	3,351	3,568
Card fees	732	929	65	95	1	2	(1)	(1)	797	1,025
Other fees:
Lending related charges and fees (1)	36	65	267	284	2	2	(2)	(2)	303	349
Cash network fees	88	117	—	—	—	—	—	—	88	117
Commercial real estate brokerage commissions	—	—	—	105	—	—	—	—	—	105
Wire transfer and other remittance fees	60	71	38	49	2	2	(1)	(1)	99	121
All other fees (1)	63	82	25	26	—	—	—	—	88	108
Total other fees	247	335	330	464	4	4	(3)	(3)	578	800
Mortgage banking (1)	253	655	65	104	(3)	(3)	2	2	317	758
Net gains (losses) from trading activities (1)	6	(11)	794	226	6	13	1	1	807	229
Net gains (losses) on debt securities (1)	123	15	89	5	—	—	—	—	212	20
Net gains (losses) from equity securities (1)	388	471	(16)	116	161	35	—	—	533	622
Lease income (1)	—	—	334	424	—	—	—	—	334	424
Other (1)(2)	359	980	(323)	(72)	143	24	(82)	(95)	97	837
Total noninterest income	3,067	4,739	2,672	2,530	2,924	3,013	(707)	(793)	7,956	9,489
Revenue	$8,766	11,805	6,563	7,065	3,660	4,050	(1,153)	(1,336)	17,836	21,584
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (1)	$12,486	14,314	8,027	9,069	1,603	2,138	(924)	(1,115)	21,192	24,406
Noninterest income:
Service charges on deposit accounts	1,119	1,314	1,019	985	9	8	(8)	(7)	2,139	2,300
Trust and investment fees:
Brokerage advisory, commissions and other fees	951	929	169	152	4,436	4,372	(957)	(942)	4,599	4,511
Trust and investment management	368	409	261	231	1,150	1,363	(391)	(422)	1,388	1,581
Investment banking	(166)	(38)	1,104	887	2	4	(2)	(4)	938	849
Total trust and investment fees	1,153	1,300	1,534	1,270	5,588	5,739	(1,350)	(1,368)	6,925	6,941
Card fees	1,541	1,787	148	181	2	3	(2)	(2)	1,689	1,969
Other fees:
Lending related charges and fees (1)	86	130	545	566	4	4	(4)	(4)	631	696
Cash network fees	194	226	—	—	—	—	—	—	194	226
Commercial real estate brokerage commissions	—	—	1	186	—	—	—	—	1	186
Wire transfer and other remittance fees	126	135	81	97	4	4	(2)	(2)	209	234
All other fees (1)	126	176	49	52	—	—	—	—	175	228
Total other fees	532	667	676	901	8	8	(6)	(6)	1,210	1,570
Mortgage banking (1)	593	1,296	105	172	(6)	(6)	4	4	696	1,466
Net gains (losses) from trading activities (1)	35	(6)	835	559	(1)	32	2	1	871	586
Net gains (losses) on debt securities (1)	317	52	132	93	—	—	—	—	449	145
Net gains (losses) from equity securities (1)	(640)	1,072	(111)	193	(117)	171	—	—	(868)	1,436
Lease income (1)	—	—	686	867	—	—	—	—	686	867
Other (1)(2)	1,126	1,759	(671)	(114)	289	36	(180)	(174)	564	1,507
Total noninterest income	5,776	9,241	4,353	5,107	5,772	5,991	(1,540)	(1,552)	14,361	18,787
Revenue	$18,262	23,555	12,380	14,176	7,375	8,129	(2,464)	(2,667)	35,553	43,193

(1)	These revenues are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.

(2)	In second quarter 2020, insurance income was reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.

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
Table 18.2 presents our service charges on deposit accounts by operating segment.
Table 18.2: Service Charges on Deposit Accounts by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Overdraft fees	$243	496	1	1	—	1	—	—	244	498
Account charges	176	208	510	501	4	3	(4)	(4)	686	708
Service charges on deposit accounts	$419	704	511	502	4	4	(4)	(4)	930	1,206
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Overdraft fees	$727	913	2	2	—	1	—	—	729	916
Account charges	392	401	1,017	983	9	7	(8)	(7)	1,410	1,384
Service charges on deposit accounts	$1,119	1,314	1,019	985	9	8	(8)	(7)	2,139	2,300

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
Table 18.3 presents our brokerage advisory, commissions and other fees by operating segment.

Table 18.3: Brokerage Advisory, Commissions and Other Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Asset-based revenue (1)	$342	369	—	—	1,568	1,698	(343)	(369)	1,567	1,698
Transactional revenue	78	94	2	10	343	390	(79)	(98)	344	396
Other revenue	13	17	77	64	128	160	(12)	(17)	206	224
Brokerage advisory, commissions and other fees	$433	480	79	74	2,039	2,248	(434)	(484)	2,117	2,318
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Asset-based revenue (1)	$740	712	—	—	3,373	3,278	(741)	(712)	3,372	3,278
Transactional revenue	180	183	5	26	775	777	(186)	(196)	774	790
Other revenue	31	34	164	126	288	317	(30)	(34)	453	443
Brokerage advisory, commissions and other fees	$951	929	169	152	4,436	4,372	(957)	(942)	4,599	4,511

(1)
We earned trailing commissions of $257 million and $532 million for the second quarter and first half of 2020, respectively, and $289 million and $569 million for the second quarter and first half of 2019, respectively.

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
Table 18.4 presents our trust and investment management fees by operating segment.
Table 18.4: Trust and Investment Management Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Investment management fees	$—	(1)	—	—	474	501	—	—	474	500
Trust fees	175	200	81	83	101	175	(185)	(208)	172	250
Other revenue	(1)	—	49	34	(7)	11	—	—	41	45
Trust and investment management fees	$174	199	130	117	568	687	(185)	(208)	687	795
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Investment management fees	$—	—	—	—	963	978	—	—	963	978
Trust fees	369	409	170	165	203	343	(391)	(422)	351	495
Other revenue	(1)	—	91	66	(16)	42	—	—	74	108
Trust and investment management fees	$368	409	261	231	1,150	1,363	(391)	(422)	1,388	1,581

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

Note 18: Revenue from Contracts with Customers (continued)

Table 18.5 presents our card fees by operating segment.

Table 18.5: Card Fees by Operating Segment

	Quarter ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Credit card interchange and network revenues (1)	$154	209	65	95	1	2	(1)	(1)	219	305
Debit card interchange and network revenues	479	546	—	—	—	—	—	—	479	546
Late fees, cash advance fees, balance transfer fees, and annual fees	99	174	—	—	—	—	—	—	99	174
Card fees	$732	929	65	95	1	2	(1)	(1)	797	1,025
	Six months ended June 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Credit card interchange and network revenues (1)	$288	398	148	181	2	3	(2)	(2)	436	580
Debit card interchange and network revenues	992	1,053	—	—	—	—	—	—	992	1,053
Late fees, cash advance fees, balance transfer fees, and annual fees	261	336	—	—	—	—	—	—	261	336
Card fees	$1,541	1,787	148	181	2	3	(2)	(2)	1,689	1,969

(1)
The cost of credit card rewards and rebates of $266 million and $651 million for the second quarter and first half of 2020, respectively, and $375 million and $729 million for the second quarter and first half of 2019, respectively, are presented net against the related revenues.

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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost. Settlement losses of $70 million were recognized during second quarter 2020 representing the pro rata portion of the net loss in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first half of 2020. As a result of the settlement losses, we re-measured the Cash Balance Plan obligation and plan assets as of June 30, 2020, and used a discount rate of 2.75% based on our consistent methodology of determining our discount rate using a yield curve with maturity dates that closely match the estimated timing of the expected benefit payments. The result of the settlement losses and re-measurement increased the Cash Balance Plan liability by $674 million and decreased other comprehensive income by $604 million (pre tax) in second quarter 2020.
Table 19.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.
Table 19.1: Net Periodic Benefit Cost

	2020			2019
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended June 30,
Service cost	$4	—	—	3	—	—
Interest cost	86	4	4	104	5	6
Expected return on plan assets	(149)	—	(5)	(142)	—	(7)
Amortization of net actuarial loss (gain)	35	3	(4)	37	3	(4)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Settlement loss	70	—	—	—	—	—
Net periodic benefit cost	$46	7	(8)	2	8	(8)
Six months ended June 30,
Service cost	$7	—	—	6	—	—
Interest cost	172	8	8	209	11	11
Expected return on plan assets	(297)	—	(11)	(284)	—	(14)
Amortization of net actuarial loss (gain)	71	7	(9)	74	5	(8)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Settlement loss	70	3	—	—	2	—
Net periodic benefit cost	$23	18	(17)	5	18	(16)

Other Expenses
Table 19.2 separately presents other expenses exceeding 1% of the sum of net interest income and total noninterest income in any of the periods presented.

Table 19.2: Other Expenses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Operating losses	$1,219	247	$1,683	485
Outside professional services	758	821	1,485	1,499
Contract services (1)	634	590	1,219	1,120
Leases (2)	244	311	504	597
Advertising and promotion	137	329	318	566
Other	1,028	1,146	1,983	2,287
Total other noninterest expense	$4,020	3,444	$7,192	6,554

(1)
In second quarter 2020, expenses for cloud computing services were reclassified from contract services expense to technology and equipment expense. Prior period balances have been revised to conform with the current period presentation.

(2)	Represents expenses for assets we lease to customers.

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

See Note 1 (Summary of Significant Accounting Policies) for discussion on share repurchases.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Wells Fargo net income (loss)	$(2,379)	6,206	$(1,726)	12,066
Less: Preferred stock dividends and other (1)	315	358	926	711
Wells Fargo net income (loss) applicable to common stock (numerator)	$(2,694)	5,848	$(2,652)	11,355
Earnings (loss) per common share
Average common shares outstanding (denominator)	4,105.5	4,469.4	4,105.2	4,510.2
Per share	$(0.66)	1.31	$(0.65)	2.52
Diluted earnings (loss) per common share
Average common shares outstanding	4,105.5	4,469.4	4,105.2	4,510.2
Add: Stock options (2)	—	0.1	—	1.4
Restricted share rights (2)	—	25.5	—	28.5
Diluted average common shares outstanding (denominator)	4,105.5	4,495.0	4,105.2	4,540.1
Per share	$(0.66)	1.30	$(0.65)	2.50

(1)	The six months ended June 30, 2020, balance includes $272 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.

(2)
Calculated using the treasury stock method. In the second quarter and first half of 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.

Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.

Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	35.9	—	0.9	—

(1)	Calculated using the if-converted method.

(2)
Calculated using the treasury stock method. Since we had net losses attributable to common shareholders for the second quarter and first half of 2020, all RSRs outstanding were anti-dilutive. Weighted average RSRs outstanding were 50.7 million and 54.7 million for the second quarter and first half of 2020, respectively.

Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Per common share	$0.51	0.45	$1.02	0.90

Note 21: Other Comprehensive Income
Table 21.1 provides the components of OCI, reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2020			2019			2020			2019
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains arising during the period	$1,596	(395)	1,201	1,709	(422)	1,287	1,486	(373)	1,113	4,540	(1,117)	3,423
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	123	(31)	92	61	(15)	46	189	(47)	142	106	(26)	80
Net gains on debt securities	(212)	63	(149)	(20)	5	(15)	(449)	111	(338)	(145)	36	(109)
Other noninterest income	(1)	—	(1)	(2)	1	(1)	(2)	—	(2)	(3)	1	(2)
Subtotal reclassifications to net income	(90)	32	(58)	39	(9)	30	(262)	64	(198)	(42)	11	(31)
Net change	1,506	(363)	1,143	1,748	(431)	1,317	1,224	(309)	915	4,498	(1,106)	3,392
Derivative and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	(57)	13	(44)	56	(14)	42	87	(22)	65	30	(7)	23
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	5	(1)	4	1	—	1	(15)	4	(11)	(8)	2	(6)
Reclassification of net losses to net income on cash flow hedges:
Interest income on loans	53	(12)	41	77	(19)	58	109	(26)	83	155	(38)	117
Interest expense on long-term debt	2	—	2	2	(1)	1	4	(1)	3	3	(1)	2
Subtotal reclassifications to net income	55	(12)	43	79	(20)	59	113	(27)	86	158	(39)	119
Net change	3	—	3	136	(34)	102	185	(45)	140	180	(44)	136
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(674)	167	(507)	—	—	—	(671)	166	(505)	(4)	1	(3)
Reclassification of amounts to non interest expense (3):
Amortization of net actuarial loss	34	(9)	25	36	(9)	27	69	(17)	52	71	(17)	54
Settlements and other	67	(16)	51	(3)	2	(1)	68	(16)	52	(3)	2	(1)
Subtotal reclassifications to non interest expense	101	(25)	76	33	(7)	26	137	(33)	104	68	(15)	53
Net change	(573)	142	(431)	33	(7)	26	(534)	133	(401)	64	(14)	50
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	51	—	51	14	(1)	13	(144)	2	(142)	56	(3)	53
Net change	51	—	51	14	(1)	13	(144)	2	(142)	56	(3)	53
Other comprehensive income	$987	(221)	766	1,931	(473)	1,458	731	(219)	512	4,798	(1,167)	3,631
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			—			(1)			—
Wells Fargo other comprehensive income, net of tax			$766			1,458			513			3,631

(1)	Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

(2)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.

(3)	These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for more information).

Note 21: Other Comprehensive Income (continued)

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income
Quarter ended June 30, 2020
Balance, beginning of period	$1,324	(71)	(270)	(2,193)	(354)	(1,564)
Net unrealized gains (losses) arising during the period	1,201	(44)	4	(507)	51	705
Amounts reclassified from accumulated other comprehensive income	(58)	—	43	76	—	61
Net change	1,143	(44)	47	(431)	51	766
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
Quarter ended June 30, 2019
Balance, beginning of period	(566)	(197)	(454)	(2,272)	(193)	(3,682)
Net unrealized gains arising during the period	1,287	42	1	—	13	1,343
Amounts reclassified from accumulated other comprehensive income	30	—	59	26	—	115
Net change	1,317	42	60	26	13	1,458
Balance, end of period	$751	(155)	(394)	(2,246)	(180)	(2,224)
Six months ended June 30, 2020
Balance, beginning of period	$1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	1,113	65	(11)	(505)	(142)	520
Amounts reclassified from accumulated other comprehensive income	(198)	—	86	104	—	(8)
Net change	915	65	75	(401)	(142)	512
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	(1)	(1)
Balance, end of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
Six months ended June 30, 2019
Balance, beginning of period	$(3,122)	(178)	(507)	(2,296)	(233)	(6,336)
Transition adjustment (3)	481	—	—	—	—	481
Balance, January 1, 2019	(2,641)	(178)	(507)	(2,296)	(233)	(5,855)
Net unrealized gains (losses) arising during the period	3,423	23	(6)	(3)	53	3,490
Amounts reclassified from accumulated other comprehensive income	(31)	—	119	53	—	141
Net change	3,392	23	113	50	53	3,631
Balance, end of period	$751	(155)	(394)	(2,246)	(180)	(2,224)

(1)	Substantially all of the beginning and end of period amounts for fair value hedges are foreign exchange contracts.

(2)	Substantially all of the beginning and end of period amounts for cash flow hedges are interest rate contracts.

(3)
The transition adjustment relates to the adoption of ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For more information see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

Note 22: Operating Segments
As of June 30, 2020, we were organized for management reporting purposes into three operating segments: Community Banking; Wholesale Banking; and Wealth and Investment Management (WIM). These segments are defined by product type and customer segment and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. On February 11, 2020, we announced a new organizational structure with five principal lines of business: Consumer and Small Business Banking; Consumer Lending; Commercial Banking;

Corporate and Investment Banking; and Wealth and Investment Management. This new organizational structure is intended to help drive operating, control, and business performance. In July 2020, the Company completed the transition to this new organizational structure, including finalizing leadership for these principal business lines and aligning management reporting and allocation methodologies. These changes will not impact the consolidated financial results of the Company. Accordingly, we will update our operating segment disclosures, including comparative financial results, in third quarter 2020. For a description of our operating segments, see Note 27 (Operating Segments) in our 2019 Form 10-K. Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
(income/expense in millions, average balances in billions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended June 30,
Net interest income (2)	$5,699	7,066	3,891	4,535	736	1,037	(446)	(543)	9,880	12,095
Provision (reversal of provision) for credit losses	3,378	479	6,028	28	257	(1)	(129)	(3)	9,534	503
Noninterest income	3,067	4,739	2,672	2,530	2,924	3,013	(707)	(793)	7,956	9,489
Noninterest expense	8,346	7,212	3,963	3,882	3,153	3,246	(911)	(891)	14,551	13,449
Income (loss) before income tax expense (benefit)	(2,958)	4,114	(3,428)	3,155	250	805	(113)	(442)	(6,249)	7,632
Income tax expense (benefit) (3)	(2,666)	838	(1,286)	365	63	201	(28)	(110)	(3,917)	1,294
Net income (loss) before noncontrolling interests	(292)	3,276	(2,142)	2,790	187	604	(85)	(332)	(2,332)	6,338
Less: Net income (loss) from noncontrolling interests	39	129	1	1	7	2	—	—	47	132
Net income (loss)	$(331)	3,147	(2,143)	2,789	180	602	(85)	(332)	(2,379)	6,206

Average loans	$449.3	457.7	504.3	474.0	78.7	75.0	(61.0)	(59.2)	971.3	947.5
Average assets	1,059.8	1,024.8	863.2	852.2	87.7	83.8	(61.8)	(60.2)	1,948.9	1,900.6
Average deposits	848.5	777.6	441.2	410.4	171.8	143.5	(74.8)	(62.5)	1,386.7	1,269.0
Six months ended June 30,
Net interest income (2)	$12,486	14,314	8,027	9,069	1,603	2,138	(924)	(1,115)	21,192	24,406
Provision (reversal of provision) for credit losses	5,096	1,189	8,316	162	265	3	(138)	(6)	13,539	1,348
Noninterest income	5,776	9,241	4,353	5,107	5,772	5,991	(1,540)	(1,552)	14,361	18,787
Noninterest expense	15,462	14,901	7,726	7,720	6,256	6,549	(1,845)	(1,805)	27,599	27,365
Income (loss) before income tax expense (benefit)	(2,296)	7,465	(3,662)	6,294	854	1,577	(481)	(856)	(5,585)	14,480
Income tax expense (benefit) (3)	(2,022)	1,262	(1,832)	734	216	393	(120)	(214)	(3,758)	2,175
Net income (loss) before noncontrolling interests	(274)	6,203	(1,830)	5,560	638	1,184	(361)	(642)	(1,827)	12,305
Less: Net income (loss) from noncontrolling interests	(98)	233	2	1	(5)	5	—	—	(101)	239
Net income (loss)	$(176)	5,970	(1,832)	5,559	643	1,179	(361)	(642)	(1,726)	12,066

Average loans	$456.0	457.9	494.4	475.2	78.6	74.7	(60.8)	(59.1)	968.2	948.7
Average assets	1,049.5	1,020.1	874.1	848.4	87.9	83.5	(61.7)	(60.1)	1,949.8	1,891.9
Average deposits	823.5	771.6	448.9	410.1	161.6	148.3	(71.7)	(64.5)	1,362.3	1,265.5

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

(3)
Income tax expense (benefit) for our Wholesale Banking operating segment included income tax credits related to low-income housing and renewable energy investments of $465 million and $956 million for the second quarter and first half of 2020, respectively, and $423 million and $850 million for the second quarter and first half of 2019, respectively.

Note 23: Regulatory and Agency Capital Requirements
The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal banking regulators. The Federal Reserve establishes capital requirements for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).
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
At June 30, 2020, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At June 30, 2020, the Bank met these requirements.
Table 23.1: Regulatory Capital Information (1)

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	June 30, 2020				December 31, 2019			June 30, 2020				December 31, 2019
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$133,055		133,055		138,760	138,760		147,774		147,774		145,149	145,149
Tier 1	152,871		152,871		158,949	158,949		147,774		147,774		145,149	145,149
Total	182,831		192,619		188,333	196,223		162,657		172,031		158,615	166,056
Assets:
Risk-weighted assets (2)	$1,195,423		1,213,062		1,165,079	1,245,853		1,050,496		1,106,875		1,047,054	1,152,791
Adjusted average assets (3)	1,922,429		1,922,429		1,913,297	1,913,297		1,750,476		1,750,476		1,695,807	1,695,807
Regulatory capital ratios:
Common equity tier 1 capital (2)	11.13%		10.97	*	11.91	11.14	*	14.07		13.35	*	13.86	12.59	*
Tier 1 capital (2)	12.79		12.60	*	13.64	12.76	*	14.07		13.35	*	13.86	12.59	*
Total capital (2)	15.29	*	15.88		16.16	15.75	*	15.48	*	15.54		15.15	14.40	*
Tier 1 leverage (3)	7.95		7.95		8.31	8.31		8.44		8.44		8.56	8.56
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	June 30, 2020				December 31, 2019			June 30, 2020				December 31, 2019
Supplementary leverage (4):
Total leverage exposure	$2,032,249				2,247,729			2,057,422				2,006,180
Supplementary leverage ratio	7.52%				7.07			7.18				7.24
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.

(1)
In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators in March 2020 related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on the regulatory capital of the Company at June 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.4 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2020. The impact of the CECL transition provision on the regulatory capital of the Bank at June 30, 2020, was an increase in capital of $1.8 billion.

(2)	RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.
RWAs for the Company and the Bank include an increase of $1.5 billion under both the Advanced Approach and Standardized Approach related to the impact of the CECL transition provision on the excess allowance for credit losses as of June 30, 2020.

(3)	The leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items.

(4)
The supplementary leverage ratio (SLR) consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.

Table 23.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of June 30, 2020, and
December 31, 2019.

Table 23.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Regulatory capital ratios:
Common equity tier 1 capital	9.000%	9.000	7.000	7.000
Tier 1 capital	10.500	10.500	8.500	8.500
Total capital	12.500	12.500	10.500	10.500
Tier 1 leverage	4.000	4.000	4.000	4.000
Supplementary leverage (2)	5.000	5.000	6.000	6.000

(1)
At June 30, 2020, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for the Company include a capital conservation buffer of 2.500% and a global systemically important bank (G-SIB) surcharge of 2.000%. Only the 2.500% capital conservation buffer applies to the Bank at June 30, 2020. Effective October 1, 2020, the 2.500% capital conservation buffer will be replaced under the Standardized Approach by a stress capital buffer that is calculated annually as part of the FRB's supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR).

(2)
The Company is required to maintain a SLR of at least 5.000% (comprised of a 3.000% minimum requirement plus a supplementary leverage buffer of 2.000%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain a SLR of at least 6.000% to be considered well-capitalized under applicable regulatory capital adequacy guidelines.

Glossary of Acronyms

ACL	Allowance for credit losses	LCR	Liquidity coverage ratio
AFS	Available-for-sale	LHFS	Loans held for sale
ALCO	Asset/Liability Management Committee	LIBOR	London Interbank Offered Rate
ARM	Adjustable-rate mortgage	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	LOCOM	Lower of cost or fair value
ASU	Accounting Standards Update	LTV	Loan-to-value
AUA	Assets under administration	MBS	Mortgage-backed security
AUM	Assets under management	MLHFS	Mortgage loans held for sale
AVM	Automated valuation model	MSR	Mortgage servicing right
BCBS	Basel Committee on Bank Supervision	NAV	Net asset value
BHC	Bank holding company	NPA	Nonperforming asset
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CD	Certificate of deposit	OCC	Office of the Comptroller of the Currency
CDS	Credit default swaps	OCI	Other comprehensive income
CECL	Current expected credit loss	OTC	Over-the-counter
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CFPB	Consumer Financial Protection Bureau	PCD	Purchased credit-deteriorated
CLO	Collateralized loan obligation	PCI	Purchased credit-impaired
CLTV	Combined loan-to-value	PTPP	Pre-tax pre-provision profit
CPI	Collateral protection insurance	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FASB	Financial Accounting Standards Board		to average Wells Fargo common stockholders’ equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
GAAP	Generally accepted accounting principles	TDR	Troubled debt restructuring
GNMA	Government National Mortgage Association	TLAC	Total Loss Absorbing Capacity
GSE	Government-sponsored entity	VA	Department of Veterans Affairs
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA	High-quality liquid assets	VIE	Variable interest entity
HTM	Held-to-maturity	WIM	Wealth and Investment Management

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2020. In second quarter 2020, share repurchases were limited to repurchases in connection with the Wells Fargo & Company Stock Purchase Plan and Wells Fargo's deferred compensation plans.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April	9,065	$29.00	167,539,651
May	12,280	25.50	167,527,371
June	24,521	28.46	167,502,850
Total	45,866

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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Filed herewith.
10(b)	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Filed herewith.
10(c)	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2020                                                             WELLS FARGO & COMPANY

By:	/s/ Muneera S. Carr
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)