Form 10-Q
period 2020-09-30
WELLS FARGO & COMPANY/MN
filed 2020-11-02
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No.	41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices)  (Zip Code)
Registrant’s telephone number, including area code:  1-866-249-3302

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	WFC.PRN	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	WFC.PRO	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	WFC.PRP	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series T	WFC.PRT	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series V	WFC.PRV	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	WFC.PRW	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	WFC.PRX	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Z	WFC.PRZ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series AA	WFC.PRA	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	WFC/TP	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 23, 2020
Common stock, $1-2/3 par value	4,134,489,571

PART I – FINANCIAL INFORMATION

FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2020 from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2020	June 30, 2020	Sep 30, 2019	Jun 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	% Change
For the Period
Wells Fargo net income (loss)	$2,035	(2,379)	4,610	NM	(56)	$309	16,676	(98)%
Wells Fargo net income (loss) applicable to common stock	1,720	(2,694)	4,037	NM	(57)	(932)	15,392	NM
Diluted earnings (loss) per common share	0.42	(0.66)	0.92	NM	(54)	(0.23)	3.43	NM
Profitability ratios (annualized):
Wells Fargo net income (loss) to average assets (ROA)	0.42%	(0.49)	0.95	NM	(56)	0.02%	1.17	(98)
Wells Fargo net income (loss) applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	4.22	(6.63)	9.00	NM	(53)	(0.76)	11.64	NM
Return on average tangible common equity (ROTCE) (1)	5.10	(8.00)	10.70	NM	(52)	(0.91)	13.85	NM
Efficiency ratio (2)	80.7	81.6	69.1	(1)	17	78.7	65.3	21
Total revenue	$18,862	17,836	22,010	6	(14)	$54,415	65,203	(17)
Pre-tax pre-provision profit (PTPP) (3)	3,633	3,285	6,811	11	(47)	11,587	22,639	(49)
Dividends declared per common share	0.10	0.51	0.51	(80)	(80)	1.12	1.41	(21)
Average common shares outstanding	4,123.8	4,105.5	4,358.5	—	(5)	4,111.4	4,459.1	(8)
Diluted average common shares outstanding (4)	4,132.2	4,105.5	4,389.6	1	(6)	4,111.4	4,489.5	(8)
Average loans	$931,708	971,266	949,760	(4)	(2)	$955,918	949,076	1
Average assets	1,947,672	1,948,939	1,927,415	—	1	1,949,085	1,903,873	2
Average total deposits	1,399,028	1,386,656	1,291,375	1	8	1,374,638	1,274,246	8
Average consumer and small business banking deposits (5)	897,779	857,943	749,529	5	20	845,977	745,370	13
Net interest margin	2.13%	2.25	2.66	(5)	(20)	2.32%	2.79	(17)
At Period End
Debt securities	$476,421	472,580	503,528	1	(5)	$476,421	503,528	(5)
Loans	920,082	935,155	954,915	(2)	(4)	920,082	954,915	(4)
Allowance for loan losses	19,463	18,926	9,715	3	100	19,463	9,715	100
Goodwill	26,387	26,385	26,388	—	—	26,387	26,388	—
Equity securities	51,169	52,494	63,884	(3)	(20)	51,169	63,884	(20)
Assets	1,922,220	1,968,766	1,943,950	(2)	(1)	1,922,220	1,943,950	(1)
Deposits	1,383,215	1,410,711	1,308,495	(2)	6	1,383,215	1,308,495	6
Common stockholders’ equity	161,109	159,322	172,827	1	(7)	161,109	172,827	(7)
Wells Fargo stockholders’ equity	181,173	179,386	193,304	1	(6)	181,173	193,304	(6)
Total equity	182,032	180,122	194,416	1	(6)	182,032	194,416	(6)
Tangible common equity (1)	133,179	131,329	144,481	1	(8)	133,179	144,481	(8)
Capital ratios (6):
Total equity to assets	9.47%	9.15	10.00	3	(5)	9.47%	10.00	(5)
Risk-based capital:
Common Equity Tier 1	11.38	10.97	11.61	4	(2)	11.38	11.61	(2)
Tier 1 capital	13.05	12.60	13.23	4	(1)	13.05	13.23	(1)
Total capital	15.71	15.29	15.96	3	(2)	15.71	15.96	(2)
Tier 1 leverage	8.05	7.95	8.68	1	(7)	8.05	8.68	(7)
Common shares outstanding	4,132.5	4,119.6	4,269.1	—	(3)	4,132.5	4,269.1	(3)
Book value per common share (7)	$38.99	38.67	40.48	1	(4)	$38.99	40.48	(4)
Tangible book value per common share (1)(7)	32.23	31.88	33.84	1	(5)	32.23	33.84	(5)
Headcount (8)	274,900	276,000	272,700	—	1	274,900	272,700	1
(1)Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
(2)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(3)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(4)For second quarter 2020 and the nine months ended September 30, 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.
(5)Consumer and small business banking deposits are total deposits excluding mortgage escrow and wholesale deposits.
(6)The risk-based capital ratios were calculated under the lower of the Standardized or Advanced Approach determined pursuant to Basel III. Beginning January 1, 2018, the requirements for calculating common equity tier 1 and tier 1 capital, along with risk-weighted assets, became fully phased-in. Accordingly, the information presented reflects fully phased-in common equity tier 1 capital, tier 1 capital and risk-weighted assets, but reflects total capital still in accordance with Transition Requirements. See the “Capital Management” section and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.
(7)Book value per common share is common stockholders’ equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
(8)In third quarter 2020, we began reporting headcount rather than active, full-time equivalent employees. Prior period balances have been revised to conform with the current period presentation.

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

Financial Review

Overview
Wells Fargo & Company is a diversified, community-based financial services company with $1.92 trillion in assets. Founded in 1852 and headquartered in San Francisco, we provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through 7,200 locations, more than 13,000 ATMs, digital (online, mobile and social), and contact centers (phone, email and correspondence), and we have offices in 31 countries and territories to support customers who conduct business in the global economy. We serve one in three households in the United States and ranked No. 30 on Fortune’s 2020 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2020.
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

Retail Sales Practices Matters
In September 2016, we announced settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney, and entered into related consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains a top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, employees, and other stakeholders, and building a better Company for the future. Our priority of rebuilding trust has included numerous actions focused on identifying potential financial harm to customers resulting from these matters and providing remediation.
For additional information regarding retail sales practices matters, including related legal matters, see the “Risk Factors”

Overview (continued)
section in our 2019 Form 10-K and Note 14 (Legal Actions) to Financial Statements in this Report.

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
As our ongoing reviews continue, it is possible that in the future we may identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. For additional information, including related legal and regulatory risk, see the “Risk Factors” section in our 2019 Form 10-K and Note 14 (Legal Actions) to Financial Statements in this Report.

Recent Developments

Efficiency Initiatives
We are pursuing various initiatives to reduce expenses and create a more efficient and streamlined organization. Actions from these initiatives may include reorganizing and simplifying business processes and structures, reducing headcount, optimizing third-party spending, and rationalizing our branch and administrative locations, which may include consolidations and closures. We have established dedicated teams in each of our lines of businesses and functions to focus on an organized and structured approach for implementing these initiatives. The evaluation of potential actions will continue in future periods. In third quarter 2020, we recognized $718 million of restructuring charges, predominantly severance costs, within noninterest expense in our consolidated statement of income as a result of these initiatives. For additional information, see Note 2 (Restructuring Charges) to Financial Statements in this Report.

COVID-19 Pandemic
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

PAYCHECK PROTECTION PROGRAM The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) created funding for the Small Business Administration’s (SBA) loan program providing forgiveness of up to the full principal amount of qualifying loans guaranteed under a new program called the Paycheck Protection Program (PPP). The intent of the PPP is to provide loans to small businesses in order to keep their employees on the payroll and make certain other eligible payments. Loans granted under the PPP are guaranteed by the SBA and are fully forgivable if used for qualifying expenses such as payroll, mortgage interest, rent and utilities. If the loans are not forgiven, they must be repaid over a term not to exceed five years. Under the PPP, through September 30, 2020, we funded $10.5 billion in loans to more than 190,000 borrowers and deferred $417 million of SBA processing fees that will be recognized as interest income over the term of the loans. As of September 30, 2020, $10.2 billion of principal remained outstanding on these PPP loans. We have committed to donating the gross processing fees received from funding PPP loans to non-profit organizations that support small businesses as the fees are recognized in earnings. Through September 30, 2020, we donated $51 million of processing fees.

SBA SIX-MONTH PAYMENT ASSISTANCE Under the CARES Act, the SBA will make principal and interest payments on behalf of certain borrowers for six months. During the first nine months of 2020, over 20,000 of our lending customers were eligible for SBA payment assistance, and we received $393 million in payments from the SBA.

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
On March 12, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Update) that provides temporary relief from existing GAAP accounting requirements for entities that perform activities related to reference rate reform. The relief provided by the Update is primarily related to contract modifications and hedge accounting relationships that are impacted by the Company’s reference rate reform activities. For additional information on the Update, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For additional information on the amount of our IBOR-linked assets and liabilities, as well as the program structure and initiatives created by the LTO, see the “Risk Management –

Asset/Liability Management – LIBOR Transition” section in our 2019 Form 10-K.

Capital Actions and Restrictions
On September 30, 2020, the Board of Governors of the Federal Reserve System (FRB) announced that it was extending through fourth quarter 2020 measures it announced on June 25, 2020, prohibiting large bank holding companies (BHCs) subject to the
FRB’s capital plan rule, including Wells Fargo, from making capital distributions, subject to certain limited exceptions. For additional information about capital planning, including the FRB’s recent prohibition on capital distributions, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.
In October 2020, we issued $1.2 billion of our Non-Cumulative Perpetual Class A Preferred Stock, Series AA.

Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Selected income statement data
Net interest income	$9,368	11,625	(2,257)	(19)%	$30,560	36,031	(5,471)	(15)%
Noninterest income	9,494	10,385	(891)	(9)	23,855	29,172	(5,317)	(18)
Total revenue	18,862	22,010	(3,148)	(14)	54,415	65,203	(10,788)	(17)
Provision for credit losses	769	695	74	11	14,308	2,043	12,265	600
Noninterest expense	15,229	15,199	30	—	42,828	42,564	264	1
Income tax expense (benefit)	645	1,304	(659)	(51)	(3,113)	3,479	(6,592)	NM
Wells Fargo net income	2,035	4,610	(2,575)	(56)	309	16,676	(16,367)	(98)
Wells Fargo net income (loss) applicable to common stock	1,720	4,037	(2,317)	(57)	(932)	15,392	(16,324)	NM
NM – Not meaningful

Wells Fargo had net income of $2.0 billion in third quarter 2020 with diluted earnings per common share (EPS) of $0.42, compared with net income of $4.6 billion and diluted EPS of $0.92 a year ago. Financial performance for third quarter 2020 was impacted by $961 million of customer remediation accruals and $718 million of restructuring charges included in noninterest expense. Also, in third quarter 2020 compared with the same period a year ago:
•total revenue decreased due to lower net interest income and lower noninterest income driven by lower other noninterest income, partially offset by higher mortgage banking noninterest income;
•noninterest expense increased due to higher restructuring charges, partially offset by lower operating losses;
•average loans decreased due to lower commercial and consumer loans; and
•average deposits increased on growth in interest-bearing and noninterest-bearing deposits.

Wells Fargo had net income of $309 million in the first nine months of 2020 with diluted loss per common share of $0.23, compared with net income of $16.7 billion and diluted EPS of $3.43 a year ago. Financial performance for the first nine months of 2020 was impacted by $14.3 billion of provision for credit losses, $1.9 billion of customer remediation accruals and $718 million of restructuring charges included in noninterest expense. Also, in the first nine months of 2020 compared with the same period a year ago:
•total revenue decreased due to lower net interest income and lower noninterest income driven by lower other noninterest income and net gains (losses) from equity securities;
•noninterest expense increased due to higher restructuring charges, operating losses, and occupancy expense, partially offset by lower personnel and advertising and promotion expense;
•average loans increased due to higher commercial loans, partially offset by lower consumer loans; and
•average deposits increased on growth in interest-bearing and noninterest-bearing deposits.

Capital and Liquidity
We maintained a solid capital position in the first nine months of 2020, with total equity of $182.0 billion at September 30, 2020, compared with $188.0 billion at December 31, 2019. Our liquidity and regulatory capital ratios remained strong at September 30, 2020, and included:
•our liquidity coverage ratio (LCR) was 134% at September 30, 2020, which continued to exceed the regulatory minimum of 100%;
•our Common Equity Tier 1 (CET1) ratio was 11.38% at September 30, 2020, which continued to exceed both the regulatory minimum of 9% and our current internal target of 10%; and
•our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.76% as of September 30, 2020, compared with the regulatory minimum of 22.0%.

See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Overview (continued)
Credit Quality
Credit quality was affected by the economic impact that the COVID-19 pandemic had on our customer base.
•The allowance for credit losses (ACL) for loans of $20.5 billion at September 30, 2020, increased $10.0 billion from December 31, 2019. We had a $11.3 billion increase in the ACL for loans in the first nine months of 2020, partially offset by a $1.3 billion decrease as a result of our adoption on January 1, 2020, of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). Our provision for credit losses for loans was $14.1 billion in the first nine months of 2020, up from $2.0 billion in the same period a year ago. The increase in the ACL for loans and the provision for credit losses reflected current and forecasted economic conditions due to the COVID-19 pandemic.
•The allowance coverage for total loans was 2.22% at September 30, 2020, compared with 1.09% at December 31, 2019.
•Net loan charge-offs were $683 million, or 0.29% (annualized) of average loans, in third quarter 2020, compared with $645 million a year ago (0.27%)(annualized).
•Commercial portfolio net loan charge-offs were $356 million, or 29 basis points (annualized) of average commercial loans, in third quarter 2020, compared with net loan charge-offs of $139 million, or 11 basis points (annualized), a year ago, predominantly driven by increased losses in our commercial and industrial and commercial real estate loan portfolios.
•Consumer portfolio net loan charge-offs were $327 million, or 30 basis points (annualized) of average consumer loans, in third quarter 2020, compared with net loan charge-offs of $506 million, or 46 basis points (annualized), a year ago, predominantly driven by lower losses in our credit card, automobile and other revolving credit and installment loan portfolios, partially offset by lower recoveries in our residential real estate portfolios.
•Nonperforming assets (NPAs) of $8.2 billion at September 30, 2020, increased $2.5 billion, or 45%, from December 31, 2019, predominantly driven by increases in commercial and industrial and commercial real estate mortgage nonaccrual loans. NPAs represented 0.89% of total loans at September 30, 2020.

Earnings Performance
Wells Fargo net income for third quarter 2020 was $2.0 billion ($0.42 diluted earnings per common share), compared with $4.6 billion ($0.92 diluted per share) in the same period a year ago. Net income decreased in third quarter 2020, compared with the same period a year ago, predominantly due to a $2.3 billion decrease in net interest income and an $891 million decrease in noninterest income, partially offset by a $659 million decrease in income tax expense.
Net income for the first nine months of 2020 was $309 million, compared with $16.7 billion in the same period a year ago. Net income decreased in the first nine months of 2020, compared with the same period a year ago, due to a $12.3 billion increase in our provision for credit losses, a $5.5 billion decrease in net interest income, and a $5.3 billion decrease in noninterest income, partially offset by a $6.6 billion decrease in income tax expense.
Net Interest Income
Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ending September 30, 2020 and 2019.
Net interest income and net interest margin decreased in both the third quarter and first nine months of 2020, compared with the same periods a year ago, driven by unfavorable impacts of repricing due to the lower interest rate environment and higher mortgage-backed securities (MBS) premium amortization. The decrease in third quarter 2020 also reflected changes in the mix of earning assets and funding sources.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2019 Form 10-K.

Earnings Performance (continued)

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
			2020			2019
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$216,958	0.11%	$58	134,017	2.14%	$723
Federal funds sold and securities purchased under resale agreements	80,431	0.02	3	105,919	2.24	599
Debt securities (2):
Trading debt securities	88,021	2.49	548	94,737	3.35	794
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	8,126	0.87	18	16,040	2.14	87
Securities of U.S. states and political subdivisions	32,326	2.16	174	43,305	3.78	409
Mortgage-backed securities:
Federal agencies	131,182	2.03	665	154,134	2.77	1,066
Residential and commercial	4,051	1.58	16	5,175	4.02	52
Total mortgage-backed securities	135,233	2.02	681	159,309	2.81	1,118
Other debt securities	41,871	1.84	194	42,435	4.12	440
Total available-for-sale debt securities	217,556	1.96	1,067	261,089	3.14	2,054
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	48,582	2.14	261	44,770	2.18	247
Securities of U.S. states and political subdivisions	14,145	3.84	136	8,688	4.01	87
Federal agency and other mortgage-backed securities	113,646	1.85	525	95,434	2.54	606
Other debt securities	11	1.66	—	50	3.58	—
Total held-to-maturity debt securities	176,384	2.09	922	148,942	2.52	940
Total debt securities	481,961	2.10	2,537	504,768	3.00	3,788
Mortgage loans held for sale (3)	29,426	3.15	232	22,743	4.08	232
Loans held for sale (3)	1,597	1.60	7	1,964	4.17	20
Loans:
Commercial loans:
Commercial and industrial – U.S.	270,998	2.53	1,721	284,278	4.21	3,015
Commercial and industrial – Non-U.S.	64,048	2.14	344	64,016	3.67	593
Real estate mortgage	123,391	2.81	870	121,819	4.36	1,338
Real estate construction	22,216	3.13	175	20,686	5.13	267
Lease financing	17,091	3.41	146	19,266	4.34	209
Total commercial loans	497,744	2.60	3,256	510,065	4.22	5,422
Consumer loans:
Real estate 1-4 family first mortgage	290,607	3.24	2,357	288,383	3.74	2,699
Real estate 1-4 family junior lien mortgage	26,018	4.13	270	31,454	5.66	448
Credit card	35,965	11.70	1,057	39,204	12.55	1,240
Automobile	48,718	4.90	600	46,286	5.13	599
Other revolving credit and installment	32,656	5.25	431	34,368	6.95	601
Total consumer loans	433,964	4.33	4,715	439,695	5.06	5,587
Total loans (3)	931,708	3.41	7,971	949,760	4.61	11,009
Equity securities	25,185	1.61	100	37,075	2.68	249
Other	6,974	(0.02)	—	6,695	1.77	30
Total earning assets	$1,774,240	2.45%	$10,908	1,762,941	3.76%	$16,650
Funding sources
Deposits:
Interest-bearing checking	$49,608	0.07%	$8	59,310	1.39%	$208
Market rate and other savings	803,942	0.08	157	711,334	0.66	1,182
Savings certificates	24,808	0.83	52	32,751	1.72	142
Other time deposits	46,920	0.64	75	91,820	2.42	561
Deposits in non-U.S. offices	33,992	0.25	22	51,709	1.77	231
Total interest-bearing deposits	959,270	0.13	314	946,924	0.97	2,324
Short-term borrowings	57,292	(0.08)	(12)	121,842	2.07	635
Long-term debt	222,862	1.86	1,038	229,689	3.09	1,780
Other liabilities	27,679	1.33	92	26,173	2.06	135
Total interest-bearing liabilities	1,267,103	0.45	1,432	1,324,628	1.46	4,874
Portion of noninterest-bearing funding sources	507,137	—	—	438,313	—	—
Total funding sources	$1,774,240	0.32	1,432	1,762,941	1.10	4,874
Net interest margin and net interest income on a taxable-equivalent basis (4)		2.13%	$9,476		2.66%	$11,776
Noninterest-earning assets
Cash and due from banks	$21,991			19,199
Goodwill	26,388			26,413
Other	125,053			118,862
Total noninterest-earning assets	$173,432			164,474
Noninterest-bearing funding sources
Deposits	$439,758			344,451
Other liabilities	57,961			58,241
Total equity	182,850			200,095
Noninterest-bearing funding sources used to fund earning assets	(507,137)			(438,313)
Net noninterest-bearing funding sources	$173,432			164,474
Total assets	$1,947,672			1,927,415

Average prime rate		3.25%			5.31%
Average three-month London Interbank Offered Rate (LIBOR)		0.25			2.20
(1)Yields/rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Yields/rates are based on interest income/expense amounts for the period, annualized based on the accrual basis for the respective accounts. The average balance amounts represent amortized cost for the periods presented.
(3)Nonaccrual loans and related income are included in their respective loan categories.
(4)Includes taxable-equivalent adjustments of $108 million and $151 million for the quarters ended September 30, 2020 and 2019, respectively, and $367 million and $469 million for the first nine months of 2020 and 2019, respectively, predominantly related to tax-exempt income on certain loans and securities.

	Nine months ended September 30,
			2020			2019
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense
Earning assets
Interest-earning deposits with banks	$174,425	0.37%	$490	138,591	2.27%	$2,352
Federal funds sold and securities purchased under resale agreements	88,095	0.58	385	95,945	2.36	1,692
Debt securities (2):
Trading debt securities	95,018	2.78	1,981	90,229	3.46	2,338
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	9,448	1.06	75	15,178	2.17	246
Securities of U.S. states and political subdivisions	35,656	2.90	775	45,787	3.95	1,355
Mortgage-backed securities:
Federal agencies	144,425	2.37	2,564	151,806	2.95	3,359
Residential and commercial	4,376	2.25	74	5,571	4.12	172
Total mortgage-backed securities	148,801	2.36	2,638	157,377	2.99	3,531
Other debt securities	40,220	2.67	805	44,746	4.33	1,451
Total available-for-sale debt securities	234,125	2.45	4,293	263,088	3.34	6,583
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	47,701	2.16	770	44,762	2.19	734
Securities of U.S. states and political subdivisions	13,950	3.83	401	7,277	4.03	220
Federal agency and other mortgage-backed securities	105,393	2.19	1,728	95,646	2.64	1,894
Other debt securities	17	2.64	—	56	3.81	1
Total held-to-maturity debt securities	167,061	2.31	2,899	147,741	2.57	2,849
Total debt securities	496,204	2.47	9,173	501,058	3.13	11,770
Mortgage loans held for sale (3)	25,264	3.48	659	18,401	4.20	579
Loans held for sale (3)	1,577	2.19	26	1,823	4.72	64
Loans:
Commercial loans:
Commercial and industrial – U.S.	289,799	2.88	6,257	285,305	4.39	9,360
Commercial and industrial – Non U.S.	68,965	2.61	1,345	63,252	3.82	1,808
Real estate mortgage	122,903	3.25	2,987	121,703	4.51	4,101
Real estate construction	21,288	3.66	583	21,557	5.31	856
Lease financing	18,152	4.07	554	19,262	4.56	659
Total commercial loans	521,107	3.01	11,726	511,079	4.39	16,784
Consumer loans:
Real estate 1-4 family first mortgage	288,355	3.43	7,421	286,600	3.86	8,296
Real estate 1-4 family junior lien mortgage	27,535	4.52	932	32,610	5.72	1,397
Credit card	37,415	11.58	3,243	38,517	12.69	3,656
Automobile	48,473	4.95	1,797	45,438	5.18	1,762
Other revolving credit and installment	33,033	5.68	1,405	34,832	7.07	1,841
Total consumer loans	434,811	4.54	14,798	437,997	5.17	16,952
Total loans (3)	955,918	3.70	26,524	949,076	4.75	33,736
Equity securities	30,027	1.89	425	35,139	2.65	697
Other	7,373	0.24	14	5,275	1.73	68
Total earning assets	$1,778,883	2.83%	$37,696	1,745,308	3.90%	$50,958
Funding sources
Deposits:
Interest-bearing checking	$55,407	0.37%	$152	57,715	1.42%	$615
Market rate and other savings	788,732	0.24	1,446	696,943	0.58	3,038
Savings certificates	27,310	1.16	237	29,562	1.56	344
Other time deposits	62,881	1.23	580	95,490	2.57	1,836
Deposits in non-U.S. offices	41,642	0.73	226	52,995	1.84	730
Total interest-bearing deposits	975,972	0.36	2,641	932,705	0.94	6,563
Short-term borrowings	74,538	0.47	263	115,131	2.18	1,878
Long-term debt	228,067	2.06	3,515	233,186	3.21	5,607
Other liabilities	29,270	1.59	350	25,263	2.17	410
Total interest-bearing liabilities	1,307,847	0.69	6,769	1,306,285	1.48	14,458
Portion of noninterest-bearing funding sources	471,036	—	—	439,023	—	—
Total funding sources	$1,778,883	0.51	6,769	1,745,308	1.11	14,458
Net interest margin and net interest income on a taxable-equivalent basis (4)		2.32%	$30,927		2.79%	$36,500
Noninterest-earning assets
Cash and due from banks	$21,266			19,428
Goodwill	26,386			26,416
Other	122,550			112,721
Total noninterest-earning assets	$170,202			158,565
Noninterest-bearing funding sources
Deposits	$398,666			341,541
Other liabilities	57,537			56,664
Total equity	185,035			199,383
Noninterest-bearing funding sources used to fund earning assets	(471,036)			(439,023)
Net noninterest-bearing funding sources	$170,202			158,565
Total assets	$1,949,085			1,903,873

Average prime rate		3.63%			5.43%
Average three-month London Interbank Offered Rate (LIBOR)		0.79			2.46

Earnings Performance (continued)

Noninterest Income
Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Deposit-related fees (1)	$1,299	1,480	(181)	(12)%	$3,888	4,289	(401)	(9)%
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,336	2,346	(10)	—	6,935	6,857	78	1
Trust and investment management	737	729	8	1	2,125	2,310	(185)	(8)
Investment banking	441	484	(43)	(9)	1,379	1,333	46	3
Total trust and investment fees	3,514	3,559	(45)	(1)	10,439	10,500	(61)	(1)
Card fees	912	1,027	(115)	(11)	2,601	2,996	(395)	(13)
Lending-related fees (1)	352	374	(22)	(6)	1,025	1,116	(91)	(8)
Mortgage banking:
Servicing income, net	341	(142)	483	NM	(77)	499	(576)	NM
Net gains on mortgage loan origination/sales activities	1,249	608	641	105	2,363	1,433	930	65
Total mortgage banking	1,590	466	1,124	241	2,286	1,932	354	18
Net gains from trading activities	361	276	85	31	1,232	862	370	43
Net gains on debt securities	264	3	261	NM	713	148	565	382
Net gains (losses) from equity securities	649	956	(307)	(32)	(219)	2,392	(2,611)	NM
Lease income	333	402	(69)	(17)	1,021	1,270	(249)	(20)
Life insurance investment income	156	173	(17)	(10)	480	499	(19)	(4)
Other (1)	64	1,669	(1,605)	(96)	389	3,168	(2,779)	(88)
Total	$9,494	10,385	(891)	(9)	$23,855	29,172	(5,317)	(18)
NM- not meaningful
(1)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
Third quarter 2020 vs. third quarter 2019

Deposit-related fees decreased driven by:
•lower customer transaction volumes and higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic; and
•higher fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic;
partially offset by:
•higher treasury management fees on commercial accounts driven by a lower earnings credit rate due to the lower interest rate environment.

Card fees decreased reflecting:
•lower interchange fees, net of rewards costs, driven by decreased purchase volume due to the impact of the COVID-19 pandemic; and
•higher fee waivers as part of our actions to support customers during the COVID-19 pandemic.

Servicing income, net increased reflecting:
•higher mortgage servicing right (MSR) valuation gains, net of hedge results, driven by favorable hedge results, changes in expected servicing costs reflecting economic improvements in third quarter 2020 compared with second quarter 2020 and negative valuation model adjustments made in third quarter 2019 reflecting higher prepayment estimates;
partially offset by:
•lower servicing fees due to a lower balance of loans serviced for others.

For additional information on servicing income, see Note 11 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities increased driven by:
•higher residential real estate held for sale (HFS) origination volumes; and
•an increase in production margin in both our retail and correspondent production channels, as well as a shift to more retail origination volume, which has a higher margin.
The production margin provides a measure of the profitability of our residential held for sale mortgage loan originations. Table 2a presents the information used in determining the production margin.

Table 2a Selected Mortgage Production Data

		Quarter ended Sep 30,		Nine months ended Sep 30,
		2020	2019	2020	2019
Net gains on mortgage loan origination/sales activities (in millions):
Residential	(A)	$1,039	461	$2,265	1,015
Commercial		45	106	151	236
Residential pipeline and unsold/repurchased loan management (1)		165	41	(53)	182
Total		$1,249	608	$2,363	1,433
Residential real estate originations (in billions):
Held for sale	(B)	$48	38	$124	93
Held for investment		14	20	45	51
Total		$62	58	$169	144
Production margin on residential held for sale mortgage loan originations	(A)/(B)	2.16%	1.21	1.83%	1.09
(1)Primarily includes the results of Government National Mortgage Association (GNMA) loss mitigation activities, interest rate management activities and changes in estimate to the liability for mortgage loan repurchase losses.
Net gains from trading activities increased reflecting higher volumes and customer activity in equities trading due to volatility in the equity markets.

Net gains on debt securities increased due to higher gains from the sales of agency MBS as a result of portfolio re-balancing and actions taken to manage under the asset cap.

Net gains from equity securities decreased reflecting:
•lower realized gains on nonmarketable equity securities;
partially offset by:
•$224 million of net unrealized gains related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital partnerships.

Other income decreased due to:
•a $1.1 billion gain in third quarter 2019 from the sale of our Institutional Retirement and Trust (IRT) business and $302 million of gains from the sales of purchased credit-impaired (PCI) loans in third quarter 2019; and
•a decline in commercial real estate brokerage commissions as a result of the sale of Eastdil Secured (Eastdil) in fourth quarter 2019;
partially offset by:
•$228 million of higher equity method investment income related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital partnerships.

First nine months of 2020 vs. first nine months of 2019

Deposit-related fees decreased driven by:
•lower customer transaction volumes and higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic; and
•higher fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic;
partially offset by:
•higher treasury management fees on commercial accounts driven by a lower earnings credit rate due to the lower interest rate environment.
Brokerage advisory, commissions and other fees increased reflecting higher asset-based fees, partially offset by lower transactional revenue. Asset-based fees include fees from advisory accounts that are based on a percentage of the market value of the assets as of the beginning of the quarter.

Trust and investment management fees decreased driven by lower trust fees due to the sale of our IRT business in third quarter 2019.
Our assets under management (AUM) totaled $797.9 billion at September 30, 2020, compared with $691.9 billion at September 30, 2019. Substantially all of our AUM is managed by our Wealth and Investment Management (WIM) operating segment. Our assets under administration (AUA) totaled $1.6 trillion at September 30, 2020 and $1.8 trillion at September 30, 2019. Management believes that AUM and AUA are useful metrics because they allow investors and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
Our AUM and AUA included IRT client assets of $22 billion and $708 billion, respectively, at September 30, 2020, which we continue to administer at the direction of the buyer pursuant to a transition services agreement that will terminate no later than July 2021.

Card fees decreased reflecting:
•lower interchange fees, net of rewards costs, driven by decreased purchase volume due to the impact of the COVID-19 pandemic; and
•higher fee waivers as part of our actions to support customers during the COVID-19 pandemic.

Lending-related fees decreased driven by an increase in fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic.

Servicing income, net decreased reflecting:
•higher MSR valuation losses, net of hedge results, as gains from favorable hedge results were more than offset by valuation adjustments for higher expected servicing costs and prepayment estimates due to changes in economic conditions; and
•lower servicing fees due to a lower balance of loans serviced for others and the impacts of customer accommodations instituted in response to the COVID-19 pandemic.

For additional information on servicing income, see Note 11 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains on mortgage loan origination/sales activities increased driven by:
•higher residential real estate HFS origination volumes; and
•an increase in production margin due to higher margins in both our retail and correspondent production channels, as well as a shift to more retail origination volume, which has a higher margin. For additional information on the production margin on residential held for sale mortgage loan originations, see Table 2a.

Net gains from trading activities increased reflecting:
•higher income driven by demand for interest rate products due to lower interest rates;
•higher volumes and customer activity for equities trading due to volatility in the equity markets; and

Earnings Performance (continued)

•higher volumes for credit trading due to additional market liquidity from government actions in response to the COVID-19 pandemic;
partially offset by:
•losses due to higher prepayment speeds on agency MBS pools, net of hedge gains, and wider credit spreads for non-agency and certain asset-backed securities.

Net gains on debt securities increased due to higher gains from the sales of agency MBS as a result of portfolio re-balancing and actions taken to manage under the asset cap.

Net gains from equity securities decreased driven by:
•changes in the value of deferred compensation plan investments (largely offset in personnel expense). Refer to Table 3a for the results for our deferred compensation plan and related investments;
•lower realized gains on nonmarketable equity securities; and
•impairment on equity securities of $1.6 billion, including $434 million related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital partnerships;
partially offset by:
•higher unrealized gains, including $658 million related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital partnerships.

Other income decreased due to:
•a $1.1 billion gain in third quarter 2019 from the sale of our IRT business and $1.6 billion of gains from the sales of PCI loans in the first nine months of 2019;
•a decline in commercial real estate brokerage commissions as a result of the sale of Eastdil in fourth quarter 2019; and
•lower equity method investments income;
partially offset by:
•gains on the sales of loans reclassified to held for sale in 2019 and sold in the second quarter of 2020; and
•transition services fees associated with the sale of our IRT business.
Noninterest Expense
Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Personnel	$8,624	8,604	20	—%	$25,863	26,309	(446)	(2)%
Technology, telecommunications and equipment (1)	791	821	(30)	(4)	2,261	2,340	(79)	(3)
Occupancy (2)	851	760	91	12	2,437	2,196	241	11
Operating losses	1,219	1,920	(701)	(37)	2,902	2,405	497	21
Professional and outside services (1)	1,760	1,737	23	1	5,042	4,956	86	2
Leases (3)	291	272	19	7	795	869	(74)	(9)
Advertising and promotion	144	266	(122)	(46)	462	832	(370)	(44)
Restructuring charges	718	—	718	NM	718	—	718	NM
Other (1)	831	819	12	1	2,348	2,657	(309)	(12)
Total	$15,229	15,199	30	—	$42,828	42,564	264	1
NM - Not meaningful
(1)In third quarter 2020, expenses for outside professional services, contract services, and outside data processing were combined into a single line item for professional and outside services expense; expenses for technology and equipment and telecommunications were combined into a single line item for technology, telecommunications and equipment expense; and certain other expenses were reclassified to other noninterest expense. Prior period balances have been revised to conform with the current period presentation.
(2)Represents expenses for both leased and owned properties.
(3)Represents expenses for assets we lease to customers.
Third quarter 2020 vs. third quarter 2019

Personnel expense remained relatively flat, reflecting:
•higher salaries expense driven by the impact of annual salary increases and higher staffing levels;
partially offset by:
•lower incentive compensation expense.

Occupancy expense increased due to additional cleaning fees, supplies, and equipment expenses related to the COVID-19 pandemic.

Operating losses decreased driven by:
•lower litigation accruals, as third quarter 2019 included a $1.6 billion discrete litigation accrual related to retail sales practices matters;
partially offset by:
•increased customer remediation accruals reflecting expansions of the population of affected customers, remediation payments, and/or remediation time frames for a variety of matters.
Advertising and promotion expense decreased driven by decreases in marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.

Restructuring charges increased driven predominantly by severance costs, as well as facility closure costs, related to our efficiency initiatives that commenced in third quarter 2020. For additional information on restructuring charges, see Note 2 (Restructuring Charges) to Financial Statements in this Report.

First nine months of 2020 vs. first nine months of 2019

Personnel expense decreased driven by:
•lower deferred compensation expense (offset in net gains from equity securities);
partially offset by:
•higher salaries expense driven by annual salary increases and higher staffing levels; and
•increases in employee benefits and incentive compensation expense related to the COVID-19 pandemic, including additional payments for certain customer-facing and support employees and back-up childcare services.

Table 3a presents results for our deferred compensation plan and related hedges. Historically, we used equity securities as economic hedges of our deferred compensation plan liabilities. Changes in the fair value of the equity securities used as economic hedges were recorded in net gains (losses) from equity securities within noninterest income. In second quarter 2020, we entered into arrangements to transition our economic hedges from equity securities to derivative instruments. Changes in fair value of derivatives used as economic hedges are presented within the same financial statement line as the related business activity being hedged. As a result of this transition, we presented the net gains (losses) on derivatives from economic hedges on the deferred compensation plan liabilities in personnel expense. For additional information on the derivatives used in the economic hedges, see Note 15 (Derivatives) to Financial Statements in this Report.
Table 3a: Deferred Compensation and Related Hedges

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2020	2019	2020	2019
Net interest income	$—	13	$15	44
Net gains (losses) from equity securities	1	(4)	(274)	428
Total revenue (losses) from deferred compensation plan investments	1	9	(259)	472
Change in deferred compensation plan liabilities	220	5	112	476
Net derivative (gains) losses from economic hedges of deferred compensation	(215)	—	(356)	—
Personnel expense	5	5	(244)	476
Income (loss) before income tax expense	$(4)	4	$(15)	(4)
Technology, telecommunications and equipment expense decreased due to:
•a software impairment in third quarter 2019; and
•a software licensing liability accrual reversal in second quarter 2020;
partially offset by:
•higher cloud computing expenses; and
•higher telecommunications expense related to the COVID-19 pandemic.

Occupancy expense increased due to additional cleaning fees, supplies, and equipment expenses related to the COVID-19 pandemic.

Operating losses increased driven by:
•higher customer remediation accruals reflecting expansions of the population of affected customers, remediation payments, and/or remediation time frames for a variety of matters;
partially offset by:
•lower litigation accruals as third quarter 2019 included a $1.6 billion discrete litigation accrual related to retail sales practices matters.

Advertising and promotion expense decreased driven by reduced marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.

Restructuring charges increased driven predominantly by severance costs, as well as facility closure costs, related to our efficiency initiatives that commenced in third quarter 2020. For additional information on restructuring charges, see Note 2 (Restructuring Charges) to Financial Statements in this Report.

Other expenses decreased driven by:
•a reduction in business travel and company events due to ongoing expense management initiatives, as well as the impact of the COVID-19 pandemic; and
•lower foreclosed assets expense due to the suspension of certain mortgage foreclosure activities in response to the COVID-19 pandemic;
partially offset by:
•higher pension plan settlement expenses; and
•higher Federal Deposit Insurance Corporation (FDIC) deposit assessment expense driven by a higher assessment rate and higher deposit balances.

Income Tax Expense
Income tax expense was $645 million in third quarter 2020, compared with $1.3 billion in the same period a year ago, driven by lower pre-tax income. The effective income tax rate was 24.1% for third quarter 2020, compared with 22.1% for the same period a year ago. The effective income tax rate for third quarter 2020 reflected lower pre-tax income and included net discrete income tax benefits primarily related to the resolution and reevaluation of prior period matters with U.S federal and state tax authorities. The effective income tax rate for third quarter 2019 reflected a net discrete income tax expense related to the non-tax deductible treatment of a $1.6 billion discrete litigation accrual.
Income tax benefit was $3.1 billion in the first nine months of 2020, compared with income tax expense of $3.5 billion in the same period a year ago, driven by lower pre-tax income. The effective income tax rate was 111.0% for the first nine months of 2020, compared with 17.3% for the same period a year ago. The effective income tax rate for the first nine months of 2020 reflected lower pre-tax income and included net discrete income tax benefits primarily related to the resolution and reevaluation of prior period matters with U.S federal and state tax authorities. The effective income tax rate for the first nine months of 2019 reflected a net discrete income tax expense related to the non-tax deductible treatment of a $1.6 billion discrete litigation accrual, partially offset by net discrete income tax benefits related to the results of U.S. federal and state income tax examinations.

Earnings Performance (continued)

Operating Segment Results
Our operating segments are defined by product type and customer segment, and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. On February 11, 2020, we announced a new organizational structure. We continue to refine the composition of our operating segments and allocation methodologies. Additionally, we are still in the process of transitioning key leadership positions. We now expect to update our operating segment disclosures, including comparative financial results, in fourth quarter 2020. These changes will not impact previously reported consolidated financial results of the Company. Table 4 and the following discussion present our results by current operating segment. For additional description of our operating segments, including additional financial information and the underlying management reporting process, see Note 22 (Operating Segments) to Financial Statements in this Report.
We perform a goodwill impairment assessment annually in the fourth quarter. Since our last annual assessment, we have observed a significant decline in market capitalization given deteriorated macroeconomic conditions from the impact of the COVID-19 pandemic. In first and second quarter 2020, we performed interim, quantitative impairment assessments of our goodwill with no evidence of goodwill impairment. Given the uncertainty of the severity or length of the current economic downturn, we continue to monitor our performance against our internal forecasts as well as market conditions for circumstances that could have a further negative effect on the estimated fair values of our reporting units. In third quarter 2020, we performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that the fair value of our reporting units were greater than their carrying amounts as of September 30, 2020.
The aggregate fair value of our reporting units calculated during our latest interim quantitative assessment exceeded our market capitalization as of September 30, 2020. Individual reporting unit fair values cannot be directly correlated to the Company’s market capitalization. However, we consider several factors in the comparison of aggregate fair value to market capitalization, including (i) control premiums adjusted for the current market environment, which include synergies that may not be reflected in current market pricing, (ii) degree of complexity and execution risk at the reporting unit level compared with the enterprise level, and (iii) issues or risks related to the Company level that may not be included in the fair value of the individual reporting units.
In connection with the planned change to our operating segment disclosures, we will realign our goodwill to the reporting units that underlie our operating segments, which could impact the results of our goodwill impairment assessment. We will reassess goodwill for impairment at the time of the realignment. In addition, we may divest or otherwise wind down certain businesses or portfolios of assets in connection with the realignment of our operating segments, which may result in the impairment of goodwill or other long-lived assets related to these businesses or portfolios.
For additional information about goodwill, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.
Table 4: Operating Segment Results – Highlights

(income/expense in millions,	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
balance sheet data in billions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended September 30,
Total revenue	$10,722	11,239	5,594	6,942	3,794	5,141	(1,248)	(1,312)	18,862	22,010
Provision (reversal of provision) for credit losses	556	608	219	92	(9)	3	3	(8)	769	695
Net income (loss)	336	999	1,488	2,644	463	1,280	(252)	(313)	2,035	4,610
Average loans	$457.6	459.0	455.1	474.3	79.8	75.9	(60.8)	(59.4)	931.7	949.8
Average deposits	881.7	789.7	418.8	422.0	175.3	142.4	(76.8)	(62.7)	1,399.0	1,291.4
Goodwill	16.7	16.7	8.4	8.4	1.3	1.3	—	—	26.4	26.4
Nine months ended September 30,
Total revenue	$28,984	34,794	17,974	21,118	11,169	13,270	(3,712)	(3,979)	54,415	65,203
Provision (reversal of provision) for credit losses	5,652	1,797	8,535	254	256	6	(135)	(14)	14,308	2,043
Net income (loss)	160	6,969	(344)	8,203	1,106	2,459	(613)	(955)	309	16,676
Average loans	$456.5	458.3	481.2	474.9	79.0	75.1	(60.8)	(59.2)	955.9	949.1
Average deposits	843.0	777.7	438.8	414.1	166.2	146.3	(73.4)	(63.9)	1,374.6	1,274.2
Goodwill	16.7	16.7	8.4	8.4	1.3	1.3	—	—	26.4	26.4
(1)Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.

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
Table 4a: Community Banking

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$5,587	6,769	(1,182)	(17)%	$18,073	21,083	(3,010)	(14)%
Noninterest income (1)
Deposit-related fees	723	952	(229)	(24)	2,207	2,675	(468)	(17)
Trust and investment fees:
Brokerage advisory, commissions and other fees (2)	489	504	(15)	(3)	1,440	1,433	7	—
Trust and investment management (2)	188	203	(15)	(7)	556	612	(56)	(9)
Investment banking (3)	—	(26)	26	100	(166)	(64)	(102)	NM
Total trust and investment fees	677	681	(4)	(1)	1,830	1,981	(151)	(8)
Card fees	856	936	(80)	(9)	2,397	2,723	(326)	(12)
Lending-related fees	42	60	(18)	(30)	128	191	(63)	(33)
Mortgage banking	1,542	339	1,203	355	2,135	1,635	500	31
Net gains (losses) from trading activities	(11)	19	(30)	NM	24	13	11	85
Net gains (losses) on debt securities	240	(1)	241	NM	557	51	506	992
Net gains (losses) from equity securities (4)	587	822	(235)	(29)	(53)	1,894	(1,947)	NM
Other	479	662	(183)	(28)	1,686	2,548	(862)	(34)
Total noninterest income	5,135	4,470	665	15	10,911	13,711	(2,800)	(20)

Total revenue	10,722	11,239	(517)	(5)	28,984	34,794	(5,810)	(17)

Provision for credit losses	556	608	(52)	(9)	5,652	1,797	3,855	215
Noninterest expense (5)
Personnel	5,688	5,533	155	3	17,146	16,941	205	1
Technology, telecommunications and equipment	775	691	84	12	2,305	2,150	155	7
Occupancy	649	584	65	11	1,863	1,668	195	12
Operating losses	1,209	1,806	(597)	(33)	2,700	2,222	478	22
Professional and outside services	1,284	1,212	72	6	3,590	3,445	145	4
Advertising and promotion	139	252	(113)	(45)	442	791	(349)	(44)
Restructuring charges	718	—	718	NM	718	—	718	NM
Other	(1,515)	(1,312)	(203)	(15)	(4,355)	(3,550)	(805)	(23)
Total noninterest expense	8,947	8,766	181	2	24,409	23,667	742	3
Income (loss) before income tax expense (benefit) and noncontrolling interests	1,219	1,865	(646)	(35)	(1,077)	9,330	(10,407)	NM
Income tax expense (benefit)	703	667	36	5	(1,319)	1,929	(3,248)	NM
Less: Net income from noncontrolling interests (6)	180	199	(19)	(10)	82	432	(350)	(81)
Net income	$336	999	(663)	(66)	$160	6,969	(6,809)	(98)
Average loans	$457.6	459.0	(1.4)	—	$456.5	458.3	(1.8)	—
Average deposits	881.7	789.7	92.0	12	843.0	777.7	65.3	8
NM – Not meaningful
(1)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
(2)Represents income on products and services for WIM customers served through Community Banking distribution channels which is eliminated in consolidation.
(3)Includes underwriting fees paid to Wells Fargo Securities for services related to the issuance of our corporate securities which are offset in our Wholesale Banking segment and eliminated in consolidation.
(4)Primarily represents gains (losses) resulting from venture capital investments.
(5)In third quarter 2020, expenses for outside professional services, contract services, and outside data processing were combined into a single line item for professional and outside services expense; expenses for technology and equipment and telecommunications were combined into a single line item for technology, telecommunications and equipment expense; and certain other expenses were reclassified to other noninterest expense. Prior period balances have been revised to conform with the current period presentation.
(6)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Third quarter 2020 vs. third quarter 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment and changes in the mix of earning assets and funding sources;
~~•~~lower deposit-related fees driven by lower customer transaction volumes and higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic, as well as fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic;
•lower net gains from equity securities due to impairments; and
•lower other income driven by higher gains in third quarter 2019 related to sales of PCI loans;
partially offset by:
•higher mortgage banking revenue due to an increase in real estate HFS origination volumes and higher MSR valuation gains, net of hedge results, driven by favorable hedge results.

Noninterest expense increased due to:
•higher restructuring charges driven predominantly by severance costs, as well as facility closure costs, related to our efficiency initiatives that commenced in third quarter 2020. All restructuring charges were included in the Community Banking segment. For additional information on

Earnings Performance (continued)

restructuring charges, see Note 2 (Restructuring Charges) to Financial Statements in this Report;
•higher personnel expense, and technology, telecommunications and equipment expense;
•higher charitable contributions expense within other expense; and
•higher FDIC deposit assessment expense within other expense driven by a higher assessment rate and higher deposit balances;
partially offset by:
•lower operating losses, as third quarter 2019 included a $1.6 billion discrete litigation accrual related to retail sales practices matters; and
•lower advertising and promotion expense.

Average deposits increased driven by government stimulus programs and lower consumer spending due to the COVID-19 pandemic.

First nine months of 2020 vs. first nine months of 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment;
•a decrease in deposit-related fees and card fees driven by lower customer transaction volumes and higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic, as well as fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic;
•net losses from equity securities due to impairments and changes in the value of deferred compensation plan investments (largely offset in personnel expense); and
•lower other income driven by higher gains in third quarter 2019 related to sales of PCI loans;
partially offset by:
•higher mortgage banking revenue as a result of an increase in real estate HFS origination volumes; and
•higher gains on debt securities.
Provision for credit losses increased driven by a decline in economic conditions due to the impact of the COVID-19 pandemic.
Noninterest expense increased due to:
•higher restructuring charges driven predominantly by severance costs, as well as facility closure costs, related to our efficiency initiatives that commenced in third quarter 2020. All restructuring charges were included in the Community Banking segment. For additional information on restructuring charges, see Note 2 (Restructuring Charges) to Financial Statements in this Report; and
•higher operating losses, personnel expense, occupancy expense, FDIC deposit assessment expense within other expense, and charitable donations within other expense;
partially offset by:
•lower advertising and promotion expense and travel and entertainment expense within other expense; and
•lower stock-based compensation expense within personnel expense and lower deferred compensation plan expense within personnel expense (largely offset by net losses from equity securities).

Average deposits increased driven by government stimulus programs and lower consumer spending due to the COVID-19 pandemic.

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
Table 4b: Wholesale Banking

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$3,481	4,382	(901)	(21)%	$11,508	13,451	(1,943)	(14)%
Noninterest income (1)
Deposit-related fees	574	527	47	9	1,676	1,610	66	4
Trust and investment fees:
Brokerage advisory, commissions and other fees	70	62	8	13	239	214	25	12
Trust and investment management	140	121	19	16	401	352	49	14
Investment banking	440	510	(70)	(14)	1,544	1,397	147	11
Total trust and investment fees	650	693	(43)	(6)	2,184	1,963	221	11
Card fees	55	90	(35)	(39)	203	271	(68)	(25)
Lending-related fees	310	314	(4)	(1)	897	925	(28)	(3)
Mortgage banking	49	128	(79)	(62)	154	300	(146)	(49)
Net gains from trading activities	363	247	116	47	1,198	806	392	49
Net gains on debt securities	24	4	20	500	156	97	59	61
Net gains (losses) from equity securities	59	135	(76)	(56)	(52)	328	(380)	NM
Other	29	422	(393)	(93)	50	1,367	(1,317)	(96)
Total noninterest income	2,113	2,560	(447)	(17)	6,466	7,667	(1,201)	(16)

Total revenue	5,594	6,942	(1,348)	(19)	17,974	21,118	(3,144)	(15)

Provision for credit losses	219	92	127	138	8,535	254	8,281	NM
Noninterest expense (2)
Personnel	1,414	1,455	(41)	(3)	4,109	4,382	(273)	(6)
Technology, telecommunications and equipment	10	16	(6)	(38)	34	48	(14)	(29)
Occupancy	116	95	21	22	326	286	40	14
Operating losses	9	16	(7)	(44)	186	27	159	589
Professional and outside services	222	263	(41)	(16)	651	760	(109)	(14)
Advertising and promotion	2	8	(6)	(75)	8	23	(15)	(65)
Other	2,240	2,036	204	10	6,425	6,083	342	6
Total noninterest expense	4,013	3,889	124	3	11,739	11,609	130	1
Income (loss) before income tax expense (benefit) and noncontrolling interests	1,362	2,961	(1,599)	(54)	(2,300)	9,255	(11,555)	NM
Income tax expense (benefit) (3)	(127)	315	(442)	NM	(1,959)	1,049	(3,008)	NM
Less: Net income from noncontrolling interests	1	2	(1)	(50)	3	3	—	—
Net income (loss)	$1,488	2,644	(1,156)	(44)	$(344)	8,203	(8,547)	NM
Average loans	$455.1	474.3	(19.2)	(4)	$481.2	474.9	6.3	1
Average deposits	418.8	422.0	(3.2)	(1)	438.8	414.1	24.7	6
NM – Not meaningful
(1)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
(2)In third quarter 2020, expenses for outside professional services, contract services, and outside data processing were combined into a single line item for professional and outside services expense; expenses for technology and equipment and telecommunications were combined into a single line item for technology, telecommunications and equipment expense; and certain other expenses were reclassified to other noninterest expense. Prior period balances have been revised to conform with the current period presentation.
(3)Income tax expense for our Wholesale Banking operating segment included income tax credits related to low income housing and renewable energy investments of $469 million and $1.4 billion for the third quarter and first nine months of 2020, respectively, and $422 million and $1.3 billion for the third quarter and first nine months of 2019, respectively.
Third quarter 2020 vs. third quarter 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment, as well as lower average loan balances and lower funds transfer pricing credit earned from lower deposit balances;
•lower other noninterest income due to lower commercial real estate brokerage fees related to our sale of Eastdil in fourth quarter 2019, lower community lending investments, lower strategic capital and renewable energy equity method income, and lower lease income; and
•lower investment banking fees, mortgage banking fees, and gains from equity securities;
partially offset by:
•higher gains from trading activities and gains on debt securities, as well as higher deposit-related fees.

Provision for credit losses increased reflecting economic uncertainty due to the impact of the COVID-19 pandemic on our commercial loan portfolios, including the oil and gas portfolio.

Noninterest expense increased driven by:
•higher other expense, including increased risk management expense;
partially offset by:
•lower personnel expense, travel expense within other expense, and project-related expense within professional and outside services expense.

Average loans decreased driven by lower loan demand and higher paydowns reflecting continued liquidity and strength in the capital markets.

Earnings Performance (continued)

Average deposits decreased reflecting continued actions taken to manage under the asset cap.

First nine months of 2020 vs. first nine months of 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher investment asset spread and higher average loan balances and higher funds transfer pricing credit earned from higher deposit balances; and
•lower noninterest income driven by lower other income from community lending investments, lower strategic capital and renewable energy equity method income, and lower commercial real estate brokerage fees related to our sale of Eastdil in fourth quarter 2019, as well as lower mortgage banking fees and net losses from equity securities;
partially offset by:
•higher investment banking fees, gains from trading activities, gains on debt securities, and deposit-related fees.

Provision for credit losses increased due to:
•increases in the ACL reflecting current and forecasted economic conditions due to the impact of the COVID-19 pandemic; and
•higher charge-offs in the oil and gas, commercial real estate, and commercial capital portfolios.
Noninterest expense increased due to:
•higher other expense, including increased risk management expense and charitable donations; and
•higher operating losses;
partially offset by:
•lower personnel expense, and lower lease and travel expenses within other expense, as well as the impact of the sale of Eastdil in fourth quarter 2019.

Average loans increased reflecting broad-based growth across the lines of business driven by draws of revolving lines due to the economic slowdown associated with the COVID-19 pandemic.

Average deposits increased reflecting customers’ preferences for liquidity due to the COVID-19 pandemic.

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
Table 4c provides additional financial information for WIM.
Table 4c: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions, except average balances which are in billions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$771	989	(218)	(22)%	$2,374	3,127	(753)	(24)%
Noninterest income (1)
Deposit-related fees	7	6	1	17	20	18	2	11
Trust and investment fees:
Brokerage advisory, commissions and other fees	2,265	2,272	(7)	—	6,701	6,644	57	1
Trust and investment management	610	615	(5)	(1)	1,760	1,978	(218)	(11)
Investment banking	4	—	4	NM	6	4	2	50
Total trust and investment fees	2,879	2,887	(8)	—	8,467	8,626	(159)	(2)
Card fees	1	2	(1)	(50)	3	5	(2)	(40)
Lending-related fees	2	2	—	—	6	6	—	—
Mortgage banking	(3)	(3)	—	—	(9)	(9)	—	—
Net gains from trading activities	9	10	(1)	(10)	8	42	(34)	(81)
Net gains (losses) from equity securities	3	(1)	4	400	(114)	170	(284)	NM
Other	125	1,249	(1,124)	(90)	414	1,285	(871)	(68)
Total noninterest income	3,023	4,152	(1,129)	(27)	8,795	10,143	(1,348)	(13)

Total revenue	3,794	5,141	(1,347)	(26)	11,169	13,270	(2,101)	(16)

Provision (reversal of provision) for credit losses	(9)	3	(12)	NM	256	6	250	NM
Noninterest expense (2)
Personnel	1,937	2,060	(123)	(6)	5,911	6,369	(458)	(7)
Technology, telecommunications and equipment	6	115	(109)	(95)	(77)	145	(222)	NM
Occupancy	123	113	10	9	347	337	10	3
Operating losses	3	101	(98)	(97)	27	165	(138)	(84)
Professional and outside services	262	271	(9)	(3)	825	775	50	6
Advertising and promotion	3	7	(4)	(57)	13	21	(8)	(38)
Other	850	764	86	11	2,394	2,168	226	10
Total noninterest expense	3,184	3,431	(247)	(7)	9,440	9,980	(540)	(5)
Income before income tax expense and noncontrolling interests	619	1,707	(1,088)	(64)	1,473	3,284	(1,811)	(55)
Income tax expense	153	426	(273)	(64)	369	819	(450)	(55)
Less: Net income (loss) from noncontrolling interests	3	1	2	200	(2)	6	(8)	NM
Net income	$463	1,280	(817)	(64)	$1,106	2,459	(1,353)	(55)
Average loans	$79.8	75.9	3.9	5	$79.0	75.1	3.9	5
Average deposits	175.3	142.4	32.9	23	166.2	146.3	19.9	14
NM – Not meaningful
(1)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
(2)In third quarter 2020, expenses for outside professional services, contract services, and outside data processing were combined into a single line item for professional and outside services expense; expenses for technology and equipment and telecommunications were combined into a single line item for technology, telecommunications and equipment expense; and certain other expenses were reclassified to other noninterest expense. Prior period balances have been revised to conform with the current period presentation.
Third quarter 2020 vs. third quarter 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher funds transfer pricing credit earned from higher average deposit balances; and
•lower noninterest income predominantly related to a $1.1 billion gain from the sale of our IRT business in third quarter 2019 (in other income).

Noninterest expense decreased driven by:
•lower personnel expense from lower incentive compensation;
•lower technology, telecommunications and equipment expense driven by a $103 million impairment of capitalized software reflecting a reevaluation of software under development in third quarter 2019; and
•lower operating losses;
partially offset by:
•higher project spending on regulatory and compliance related initiatives included within other expense.

Average loans increased driven by growth in real estate 1-4 first mortgage loans.

Average deposits increased primarily due to growth in brokerage clients’ cash balances.

Earnings Performance (continued)

First nine months of 2020 vs. first nine months of 2019

Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher funds transfer pricing credit earned from higher average deposit balances; and
•lower noninterest income largely related to a $1.1 billion gain from the sale of our IRT business in third quarter 2019 (in other income), as well as net losses from equity securities driven by a decline in deferred compensation plan investment results (largely offset by lower personnel expense), and lower trust and investment management income;
partially offset by:
•higher retail brokerage advisory fees (priced at the beginning of the quarter).

Provision for credit losses increased due to current and forecasted economic conditions due to the impact of the COVID-19 pandemic.

Noninterest expense decreased due to:
•lower personnel expense driven by lower deferred compensation plan expense (largely offset by net losses from equity securities) and lower incentive compensation;
•lower technology, telecommunications and equipment expense driven by a $103 million impairment of capitalized software reflecting a reevaluation of software under development in third quarter 2019, and the reversal of an accrual for software costs in second quarter 2020; and
•lower operating losses;
partially offset by:
•higher project spending on regulatory and compliance related initiatives included within other expense.

Average loans increased driven by growth in real estate 1-4 first mortgage loans.

Average deposits increased primarily due to growth in brokerage clients’ cash balances.

The following discussions provide additional information for client assets we oversee in our retail brokerage advisory and trust and investment management business lines.

Retail Brokerage Client Assets Brokerage advisory, commissions and other fees are received for providing full-service and discount brokerage services to retail brokerage clients. A majority of our retail brokerage client assets are in accounts that earn brokerage commissions generally based on the number and size of transactions executed at the client’s direction. In addition to these types of accounts, we also offer advisory account relationships as an important component of our broader strategy of meeting brokerage clients’ financial needs. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. A majority of our brokerage advisory, commissions and other fee income is earned from advisory accounts. Table 4d shows advisory account client assets as a percentage of total retail brokerage client assets at September 30, 2020 and 2019.
Table 4d: Retail Brokerage Client Assets

	September 30,
($ in billions)	2020	2019
Retail brokerage client assets	$1,625.8	1,629.4
Advisory account client assets	601.7	569.4
Advisory account client assets as a percentage of total client assets	37%	35

Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion. For third quarter 2020 and 2019, the average fee rate by account type ranged from 80 to 120 basis points. Table 4e presents advisory account client assets activity by account type for the third quarter and first nine months of 2020 and 2019.
Table 4e: Retail Brokerage Advisory Account Client Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2020
Client directed (4)	$162.2	8.8	(10.2)	9.5	170.3	$169.4	26.2	(27.6)	2.3	170.3
Financial advisor directed (5)	176.8	9.9	(9.0)	11.6	189.3	176.3	29.0	(24.2)	8.2	189.3
Separate accounts (6)	151.5	5.9	(6.0)	8.0	159.4	160.1	17.7	(20.3)	1.9	159.4
Mutual fund advisory (7)	78.9	2.9	(3.3)	4.2	82.7	83.7	8.3	(10.5)	1.2	82.7
Total advisory client assets	$569.4	27.5	(28.5)	33.3	601.7	$589.5	81.2	(82.6)	13.6	601.7
September 30, 2019
Client directed (4)	$166.2	8.3	(8.3)	0.7	166.9	$151.5	24.8	(27.3)	17.9	166.9
Financial advisor directed (5)	163.2	8.8	(7.0)	3.1	168.1	141.9	24.9	(23.4)	24.7	168.1
Separate accounts (6)	151.9	6.2	(6.4)	2.3	154.0	136.4	18.0	(21.3)	20.9	154.0
Mutual fund advisory (7)	80.0	2.9	(3.0)	0.5	80.4	71.3	8.6	(9.7)	10.2	80.4
Total advisory client assets	$561.3	26.2	(24.7)	6.6	569.4	$501.1	76.3	(81.7)	73.7	569.4
(1)Inflows include new advisory account assets, contributions, dividends and interest.
(2)Outflows include closed advisory account assets, withdrawals, and client management fees.
(3)Market impact reflects gains and losses on portfolio investments.
(4)Investment advice and other services are provided to client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.
(5)Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.
(6)Professional advisory portfolios managed by Wells Fargo Asset Management or third-party asset managers. Fees are earned based on a percentage of certain client assets.
(7)Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.
Trust and Investment Client Assets Under Management We earn trust and investment management fees from managing and administering assets, including mutual funds, separate accounts, and personal trust assets, through our asset management and wealth businesses. Prior to the sale of our IRT business, which closed on July 1, 2019, we also earned fees from managing employee benefit trusts through the retirement business. Our asset management business is conducted by Wells Fargo Asset Management (WFAM), which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts, and our wealth business, which manages assets for high net worth clients. Generally, our trust and investment management fee income is earned from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. For additional information on the sale of our IRT business, including its impact on our AUM and AUA, see the “Earnings Performance – Noninterest Income” section in this Report. Table 4f presents AUM activity for the third quarter and first nine months of 2020 and 2019.
Table 4f: WIM Trust and Investment – Assets Under Management

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2020
Assets managed by WFAM (4):
Money market funds (5)	$201.9	19.2	—	—	221.1	$130.6	90.5	—	—	221.1
Other assets managed	376.4	23.2	(24.1)	10.3	385.8	378.2	76.3	(79.2)	10.5	385.8
Assets managed by Wealth and IRT (6)	176.5	7.2	(10.6)	7.6	180.7	187.4	23.5	(31.8)	1.6	180.7
Total assets under management	$754.8	49.6	(34.7)	17.9	787.6	$696.2	190.3	(111.0)	12.1	787.6
September 30, 2019
Assets managed by WFAM (4):
Money market funds (5)	$119.8	9.6	—	—	129.4	$112.4	17.0	—	—	129.4
Other assets managed	375.3	16.4	(20.7)	3.0	374.0	353.5	57.9	(65.6)	28.2	374.0
Assets managed by Wealth and IRT (6)	181.9	7.9	(9.1)	1.1	181.8	170.7	25.3	(30.7)	16.5	181.8
Total assets under management	$677.0	33.9	(29.8)	4.1	685.2	$636.6	100.2	(96.3)	44.7	685.2
(1)Inflows include new managed account assets, contributions, dividends and interest.
(2)Outflows include closed managed account assets, withdrawals and client management fees.
(3)Market impact reflects gains and losses on portfolio investments.
(4)Assets managed by WFAM consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business.
(5)Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.
(6)Includes $4.8 billion and $5.4 billion as of September 30, 2020 and 2019, respectively, of client assets invested in proprietary funds managed by WFAM.

Balance Sheet Analysis
At September 30, 2020, our assets totaled $1.92 trillion, down $5.3 billion from December 31, 2019. The decline in assets reflected:
•a decrease in debt securities of $20.7 billion;
•a decrease in loans of $42.2 billion;
•a decrease in federal funds sold and securities purchased under resale agreements of $32.8 billion; and
•a decrease in equity securities of $17.1 billion;
partially offset by:
•an increase in cash, cash equivalents and restricted cash of $105.5 billion.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and changes in our asset mix is included in the “Earnings Performance – Net Interest Income” and “Capital Management” sections and Note 23 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 5: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2020				December 31, 2019
(in millions)	Amortized cost, net (1)	Net unrealized gain (loss)	Fair value	Weighted average expected maturity (yrs)	Amortized cost	Net unrealized gain (loss)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	216,311	4,262	220,573	4.5	260,060	3,399	263,459	4.7
Held-to-maturity (3)	182,595	6,839	189,434	4.5	153,933	2,927	156,860	4.9
Total	$398,906	11,101	410,007	n/a	413,993	6,326	420,319	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses, of $79 million related to available-for-sale debt securities and $26 million related to held-to-maturity debt securities at September 30, 2020. The allowance for credit losses related to available-for-sale and held-to-maturity debt securities was $0 at December 31, 2019, due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Available-for-sale debt securities are carried on the balance sheet at fair value, which includes the allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.
(3)Held-to-maturity debt securities are carried on the balance sheet at amortized cost, net of allowance for credit losses, subsequent to the adoption of CECL on January 1, 2020.
Table 5 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities, which decreased in balance sheet carrying value from December 31, 2019, as purchases were more than offset by runoff and sales. While the overall portfolio decreased from December 31, 2019, HTM debt securities increased due to actions taken to reposition the overall portfolio for capital management purposes. See Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.
The total net unrealized gains on AFS debt securities increased from December 31, 2019, driven by lower interest rates, partially offset by wider credit spreads. For a discussion of our investment management objectives and practices, see the “Balance Sheet Analysis” section in our 2019 Form 10-K. Also, see the “Risk Management – Asset/Liability Management” section in this Report for information on our use of investments to manage liquidity and interest rate risk.

Loan Portfolios
Table 6 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2019, driven by:
•lower demand for originations of new loans and lower utilization on existing revolving loans in commercial and industrial loans; and
•loan paydowns on continued customer liquidity from strength in capital markets.

Consumer loans decreased from December 31, 2019, due to:
•paydowns exceeding originations in first and junior lien mortgage loans; and
•lower consumer spending and originations in credit cards;
partially offset by:
•the repurchase of $26.9 billion of first lien mortgage loans from GNMA loan securitization pools, including $21.9 billion in third quarter 2020.

Table 6: Loan Portfolios

(in millions)	September 30, 2020	December 31, 2019
Commercial	$482,289	515,719
Consumer	437,793	446,546
Total loans	$920,082	962,265
Change from prior year-end	$(42,183)	9,155

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
Deposits
Deposits increased from December 31, 2019, reflecting:
•consumer and wealth customers’ preferences for liquidity given the economic uncertainty associated with the
COVID-19 pandemic, loan payment deferrals, government stimulus programs, and lower customer spending;
partially offset by:
•actions taken to manage under the asset cap resulting in declines in interest-bearing checking, other time deposits, such as brokered certificates of deposit (CDs), and deposits in non-U.S. offices.

Table 7 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 7: Deposits

($ in millions)	Sep 30, 2020	% of total deposits	Dec 31, 2019	% of total deposits	% Change
Noninterest-bearing	$447,011	32%	$344,496	26%	30
Interest-bearing checking	48,660	4	62,814	5	(23)
Market rate and other savings	790,117	57	751,080	57	5
Savings certificates	23,187	2	31,715	2	(27)
Other time deposits	41,843	3	78,609	6	(47)
Deposits in non-U.S. offices (1)	32,397	2	53,912	4	(40)
Total deposits	$1,383,215	100%	$1,322,626	100%	5
(1)    Includes Eurodollar sweep balances of $19.8 billion and $34.2 billion at September 30, 2020, and December 31, 2019, respectively.
Equity
Total equity was $182.0 billion at September 30, 2020, compared with $188.0 billion at December 31, 2019. The decrease was driven by:
•common stock repurchases of $3.4 billion (substantially all of which occurred in first quarter 2020); and
•dividends of $5.6 billion;
partially offset by:
•issuances of common stock of $2.4 billion predominantly related to employee stock ownership plans.

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

Commitments to Lend
We enter into commitments to lend to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we enter into commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not funded. For additional information, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Commitments to Purchase Debt and Equity Securities
We enter into commitments to purchase securities under resale agreements. We also may enter into commitments to purchase debt and equity securities to provide capital for customers’ funding, liquidity or other future needs. For additional information, see Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For additional information, see Note 10 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Guarantees and Other Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. For additional information, see Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For additional information, see Note 15 (Derivatives) to Financial Statements in this Report.

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. For additional information about how we manage risk, see the “Risk Management” section in our 2019 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2019 Form 10-K.
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

Loan Portfolios
The following discussion focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk. Table 8 presents our total loans outstanding by portfolio segment and class of financing receivable.
Table 8: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$320,913	354,125
Real estate mortgage	121,910	121,824
Real estate construction	22,519	19,939
Lease financing	16,947	19,831
Total commercial	482,289	515,719
Consumer:
Real estate 1-4 family first mortgage	294,990	293,847
Real estate 1-4 family junior lien mortgage	25,162	29,509
Credit card	36,021	41,013
Automobile	48,450	47,873
Other revolving credit and installment	33,170	34,304
Total consumer	437,793	446,546
Total loans	$920,082	962,265
We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold, could acquire or originate including:
•Loan concentrations and related credit quality;
•Counterparty credit risk;
•Economic and market conditions;
•Legislative or regulatory mandates;
•Changes in interest rates;
•Merger and acquisition activities; and
•Reputation risk.

Our credit risk management oversight process is governed centrally, but provides for direct management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, disciplined credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process.
A key to our credit risk management is adherence to a well-controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans.
Credit Quality Overview  Credit quality in third quarter 2020 continued to be affected by the economic impact that the COVID-19 pandemic had on our customer base. Third quarter 2020 results reflected:
•Nonaccrual loans were $8.0 billion at September 30, 2020, up from $5.3 billion at December 31, 2019. Commercial nonaccrual loans increased to $4.4 billion at September 30, 2020, compared with $2.3 billion at December 31, 2019, and consumer nonaccrual loans increased to $3.6 billion at September 30, 2020, compared with $3.1 billion at December 31, 2019. Nonaccrual loans represented 0.87% of total loans at September 30, 2020, compared with 0.56% at December 31, 2019.
•Net loan charge-offs (annualized) as a percentage of our average commercial and consumer loan portfolios were 0.29% and 0.30% in the third quarter and 0.33% and 0.44% in the first nine months of 2020, respectively, compared with 0.11% and 0.46% in the third quarter and 0.12% and 0.47% in the first nine months of 2019.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $108 million and $549 million in our commercial and consumer portfolios, respectively, at September 30, 2020, compared with $78 million and $855 million at December 31, 2019.
•Provision for credit losses for loans was $751 million and $14.1 billion in the third quarter and first nine months of 2020, respectively, compared with $695 million and $2.0 billion for the same periods a year ago.
•The ACL for loans totaled $20.5 billion, or 2.22% of total loans, at September 30, 2020, up from $10.5 billion, or 1.09%, at December 31, 2019.
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

Risk Management – Credit Risk Management (continued)
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

COVID-Related Lending Accommodations
During the first nine months of 2020, we provided accommodations to customers in response to the COVID-19 pandemic, including fee reversals for consumer and small business banking customers, and payment deferrals, fee waivers, covenant waivers, and other expanded assistance for mortgage, credit card, automobile, small business, personal and commercial lending customers. Certain foreclosure, collection and credit bureau reporting activities were also suspended. Additionally, we deferred rental payments on certain leased assets for which we are the lessor.
Table 9 and Table 9a summarize the unpaid principal balance (UPB) of commercial and consumer loans that received accommodations under loan modification programs established to assist customers with the economic impact of the COVID-19 pandemic (COVID-related modifications) and that remained in a deferral period as of September 30, 2020. These amounts included accommodations made for customers with loans reported on our consolidated balance sheet and excluded accommodations made for customers with loans that we service for others. COVID-related modifications primarily included payment deferrals of principal, interest or both as well as interest and fee waivers.
Customer payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of net charge-offs, delinquencies, and nonaccrual status for those customers who would have otherwise moved into past due or nonaccrual status. Customers requiring assistance after receiving payment deferrals under the programs described in Tables 9 and 9a may be eligible to receive modifications consistent with those offered prior to the COVID-19 pandemic, such as interest rate reductions, term extensions, or principal forgiveness.
Of the total modifications granted during the first nine months of 2020, $222 million and $6.1 billion of unpaid principal balance of commercial and consumer loans, respectively, were classified as TDRs as of September 30, 2020, including $201 million and $4.0 billion, respectively, that were already classified as a TDR when the COVID-related modification was granted.
For information related to loans that are classified as TDRs, see Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Table 9: Commercial Loan Modifications Related to COVID-19

($ in millions)	Unpaid principal balance of modified loans still in deferral period at Sep 30, 2020 (1)	% of loan class (2)	General program description
Commercial:
Commercial and industrial	$1,102	*	Initial deferral of scheduled principal and/or interest up to 90 days, extensions available on a case-by-case basis, generally in increments of 90 days.
Real estate mortgage and construction	2,504	2	Initial deferral of scheduled principal and/or interest up to 90 days, extensions available on a case-by-case basis, generally in increments of 90 days.
Lease financing	111	1	Initial deferral of lease payments up to 90 days, with available extensions up to 90 days.
Total commercial	$3,717	1%
*Less than 1%.
(1)COVID-related modifications are at the loan facility level.
(2)Based on total loans outstanding at September 30, 2020.

Table 9a: Consumer Loan Modifications Related to COVID-19

($ in millions)	Unpaid principal balance of modified loans still in deferral period at Jun 30, 2020	% of loan class (1)	Unpaid principal balance of modified loans still in deferral period at Sep 30, 2020	% of loan class (2)	% current after exit from deferral period (3)	General program description
Consumer:
Real estate 1-4 family first mortgage	$25,194	9%	$16,994	6%	96	Initial deferral up to 90 days of scheduled principal and interest, with available extensions up to a total of 12 months.
Real estate 1-4 family junior lien mortgage	2,812	10	1,848	7	94	Initial deferral up to 90 days of scheduled principal and interest, with available extensions up to a total of 12 months.
Credit card	2,616	7	783	2	92
Initial 90 day deferral of minimum payment and waiver of interest and fees until June 2020, then initial or subsequent 60 day deferral of minimum payment and waiver of certain fees. Deferrals limited to an initial period and one subsequent deferral.

Automobile	4,880	10	2,796	6	96	Initial 90 day deferral of scheduled principal and interest, with available extensions of 90 days.
Other revolving credit and installment	1,673	5	1,057	3	95	Revolving lines: Initial 90 day deferral of minimum payment and waiver of interest and fees, with available extensions of 60 days.
						Installment loans: Initial 90 day deferral of scheduled principal and interest, with available extensions of 90 days.
Subtotal	$37,175	9	$23,478	5
Real estate 1-4 family first mortgage (government insured/guaranteed) (4)	7,059	3	19,111	6
Total consumer	$44,234	10%	$42,589	10%
(1)Based on total loans outstanding at June 30, 2020.
(2)Based on total loans outstanding at September 30, 2020.
(3)Represents the UPB of loans that exited the deferral period and had a balance that was less than 30 days past due as of September 30, 2020.
(4)Represents real estate 1-4 family first mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) that were primarily repurchased from GNMA loan securitization pools. For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report. FHA/VA loans are entitled to payment deferrals of scheduled principal and interest up to a total of 12 months.
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
The commercial and industrial loans and lease financing portfolio totaled $337.9 billion, or 37% of total loans, at September 30, 2020. The net charge-off rate (annualized) of average loans for this portfolio was 0.34% and 0.42% in the third quarter and first nine months of 2020, respectively, compared with 0.17% for both the third quarter and first nine months of 2019. At September 30, 2020, 0.89% of this portfolio was nonaccruing, compared with 0.44% at December 31, 2019. Nonaccrual loans in this portfolio increased $1.4 billion from December 31, 2019, a significant portion of which was in the oil, gas and pipelines category due to the economic impact of the
COVID-19 pandemic. Also, $24.6 billion of the commercial and industrial loan and lease financing portfolio was internally classified as criticized in accordance with regulatory guidance at September 30, 2020, compared with $16.6 billion at December 31, 2019, reflecting increases primarily in the oil, gas and pipelines, real estate and construction, entertainment and recreation, and retail categories due to the economic impact of the COVID-19 pandemic.
The majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory, and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.
Table 10 provides our commercial and industrial loans and lease financing by industry, and includes non-U.S. loans of $62.8 billion and $71.7 billion at September 30, 2020, and December 31, 2019, respectively. Significant industry concentrations of non-U.S. loans included $33.0 billion and $31.2 billion in the financials except banks category, and $13.0 billion and $19.9 billion in the banks category, at September 30, 2020, and December 31, 2019, respectively. The oil, gas and pipelines category included $1.5 billion of non-U.S. loans at both September 30, 2020, and December 31, 2019. The industry categories are based on the North American Industry Classification System.
Loans to financials except banks, our largest industry concentration, is comprised of loans to investment firms, financial vehicles, and non-bank creditors, including those that invest in financial assets backed predominantly by commercial or residential real estate or consumer loan assets. We had $72.8 billion and $75.9 billion of loans originated by our Asset Backed Finance (ABF) and Financial Institution Group (FIG) lines of business at September 30, 2020, and December 31, 2019, respectively. These ABF and FIG loans are limited to a percentage

Risk Management – Credit Risk Management (continued)
of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF and FIG loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. Loans to financials except banks included collateralized loan obligations (CLOs) in loan form of $7.7 billion and $7.0 billion at September 30, 2020, and December 31, 2019, respectively.
Oil, gas and pipelines loans included $8.1 billion and $9.2 billion of senior secured loans outstanding at September 30,
2020 and December 31, 2019, respectively. Oil, gas and pipelines nonaccrual loans increased at September 30, 2020, compared with December 31, 2019, due to new downgrades to nonaccrual status in 2020.
In addition to the oil, gas and pipelines category, industries with escalated credit monitoring include real estate and construction, retail (including restaurants), and hotels/motels.
Table 10: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2020				December 31, 2019
($ in millions)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding	% of total loans	Total commitments (1)
Financials except banks	$204	108,597	12%	$193,838	$112	117,312	12%	$200,848
Equipment, machinery and parts manufacturing	95	19,586	2	40,649	36	23,457	2	42,040
Technology, telecom and media	100	24,517	3	56,417	28	22,447	2	53,343
Real estate and construction	287	24,959	3	52,995	47	22,011	2	48,217
Banks	—	12,975	1	13,982	—	20,070	2	20,728
Retail	149	19,243	2	42,250	105	19,923	2	41,938
Materials and commodities	48	13,188	1	35,885	33	16,375	2	39,369
Automobile related	24	12,031	1	25,240	24	15,996	2	26,310
Food and beverage manufacturing	30	12,051	1	28,597	9	14,991	2	29,172
Health care and pharmaceuticals	163	16,074	2	32,304	28	14,920	2	30,168
Oil, gas and pipelines	1,188	11,138	1	31,344	615	13,562	1	35,445
Entertainment and recreation	85	9,643	1	16,849	44	13,462	1	19,854
Transportation services	390	10,216	1	16,642	224	10,957	1	17,660
Commercial services	145	10,618	1	24,467	50	10,455	1	22,713
Agribusiness	40	6,829	*	12,419	35	7,539	*	12,901
Utilities	9	5,922	*	19,315	224	5,995	*	19,390
Insurance and fiduciaries	2	3,463	*	14,814	1	5,525	*	15,596
Government and education	10	5,413	*	11,691	6	5,363	*	12,267
Other (2)	52	11,397	2	27,989	19	13,596	*	32,988
Total	$3,021	337,860	37%	$697,687	$1,640	373,956	39%	$720,947
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.
(2)No other single industry had total loans in excess of $5.0 billion and $4.7 billion at September 30, 2020, and December 31, 2019, respectively.
COMMERCIAL REAL ESTATE (CRE) We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to federal banking regulators' definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. The CRE portfolio, which included $8.1 billion of non-U.S. CRE loans, totaled $144.4 billion, or 16% of total loans, at September 30, 2020, and consisted of $121.9 billion of mortgage loans and $22.5 billion of construction loans.
Table 11 summarizes CRE loans by state and property type with the related nonaccrual totals at September 30, 2020. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which combined represented 48% of the total CRE portfolio. By property type, the largest concentrations are office buildings at 26% and apartments at 19% of the portfolio. CRE nonaccrual loans totaled 0.95% of the CRE outstanding balance at September 30, 2020, compared with 0.43% at December 31, 2019. The increase in CRE nonaccrual loans was predominantly driven by the hotel/motel, shopping center, and office buildings property types and reflected the economic impact of the COVID-19 pandemic. At September 30, 2020, we had $11.2 billion of criticized CRE mortgage loans, compared with $3.8 billion at December 31, 2019, and $1.5 billion of criticized CRE construction loans, compared with $187 million at December 31, 2019. The increase in criticized CRE mortgage and CRE construction loans was driven by the hotel/motel, shopping center, and retail (excluding shopping center) property types and reflected the economic impact of the COVID-19 pandemic.

Table 11: CRE Loans by State and Property Type

	September 30, 2020
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$172	31,615	2	4,515	174	36,130	4%
New York	97	12,973	2	2,022	99	14,995	2
Florida	24	8,104	1	1,542	25	9,646	1
Texas	325	7,855	—	1,221	325	9,076	*
Washington	13	3,935	—	837	13	4,772	*
North Carolina	14	3,666	—	743	14	4,409	*
Georgia	12	3,919	—	446	12	4,365	*
Arizona	35	3,672	—	334	35	4,006	*
New Jersey	51	3,049	—	915	51	3,964	*
Colorado	82	3,275	—	615	82	3,890	*
Other (1)	518	39,847	29	9,329	547	49,176	5
Total	$1,343	121,910	34	22,519	1,377	144,429	16%
By property:
Office buildings	$279	34,133	1	3,214	280	37,347	4%
Apartments	30	19,162	—	8,273	30	27,435	3
Industrial/warehouse	76	15,949	1	1,781	77	17,730	2
Retail (excluding shopping center)	170	13,886	2	167	172	14,053	2
Hotel/motel	159	10,594	—	1,694	159	12,288	1
Shopping center	408	10,703	—	1,029	408	11,732	1
Mixed use properties	91	5,516	—	701	91	6,217	*
Institutional	75	3,871	20	2,344	95	6,215	*
Collateral pool	—	2,659	—	191	—	2,850	*
Storage facilities	1	1,577	—	226	1	1,803	*
Other	54	3,860	10	2,899	64	6,759	*
Total	$1,343	121,910	34	22,519	1,377	144,429	16%
*Less than 1%.
(1)Consists of 40 states, none of which had loans in excess of $3.8 billion.

Risk Management – Credit Risk Management (continued)
NON-U.S LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2020, non-U.S. loans totaled $71.2 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $80.5 billion, or approximately 8% of total consolidated loans outstanding, at December 31, 2019. Non-U.S. loans were approximately 4% of our consolidated total assets at both September 30, 2020, and December 31, 2019.

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
Our largest single country exposure outside the U.S. based on our assessment of risk at September 30, 2020, was the United Kingdom, which totaled $38.1 billion, or approximately 2% of our total assets, and included $12.2 billion of sovereign claims. Our
United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch. The United Kingdom withdrew from the European Union (Brexit) on January 31, 2020, and is currently subject to a transition period during which the terms and conditions of its exit are being negotiated. For additional information on our plans to address Brexit, see the “Risk Management – Credit Risk Management – Country Risk Exposure” section in our 2019 Form 10-K. For additional information on risks associated with Brexit, see the “Risk Factors” section in our 2019 Form 10-K.
Table 12 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to
Table 12:
•Lending and deposits exposure includes outstanding loans, unfunded credit commitments, and deposits with non-U.S. banks. These balances are presented prior to the deduction of allowance for credit losses or collateral received under the terms of the credit agreements, if any.
•Securities exposure represents debt and equity securities of non-U.S. issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.
•Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 12: Select Country Exposures

	September 30, 2020
	Lending and deposits		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$12,150	23,010	—	1,075	3	1,868	12,153	25,953	38,106
Canada	3	14,712	—	(60)	—	410	3	15,062	15,065
Japan	20	913	8,848	229	—	20	8,868	1,162	10,030
Cayman Islands	—	6,380	—	—	—	186	—	6,566	6,566
Ireland (EU)	1,375	4,802	—	81	—	84	1,375	4,967	6,342
Luxembourg (EU)	—	3,772	—	99	—	90	—	3,961	3,961
Guernsey	—	3,537	—	2	—	7	—	3,546	3,546
Germany (EU)	—	2,834	—	197	6	120	6	3,151	3,157
Bermuda	—	2,885	—	6	—	92	—	2,983	2,983
China	—	2,540	(12)	294	39	47	27	2,881	2,908
Netherlands (EU)	—	2,340	—	304	1	226	1	2,870	2,871
South Korea	—	2,229	2	60	1	12	3	2,301	2,304
Switzerland	—	1,843	—	(84)	—	118	—	1,877	1,877
France (EU)	—	1,761	—	23	52	2	52	1,786	1,838
Brazil	—	1,501	—	3	5	15	5	1,519	1,524
Australia	—	1,366	—	33	—	22	—	1,421	1,421
India	—	1,008	—	67	—	—	—	1,075	1,075
Chile	—	966	—	49	—	1	—	1,016	1,016
United Arab Emirates	—	1,004	—	1	—	4	—	1,009	1,009
Singapore	—	821	—	145	—	37	—	1,003	1,003
Total top 20 country exposures	$13,548	80,224	8,838	2,524	107	3,361	22,493	86,109	108,602
(1)Total non-sovereign exposure comprised $45.6 billion of exposure to financial institutions and $40.5 billion to non-financial corporations at September 30, 2020.

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS  Our real estate 1-4 family mortgage loan portfolio is comprised of both first and junior lien mortgage loans, which are presented in Table 13.
Table 13: Real Estate 1-4 Family Mortgage Loans

	September 30, 2020		December 31, 2019
($ in millions)	Balance	% of portfolio	Balance	% of portfolio
Real estate 1-4 family first mortgage	$294,990	92%	$293,847	91%
Real estate 1-4 family junior lien mortgage	25,162	8	29,509	9
Total real estate 1-4 family mortgage loans	$320,152	100%	$323,356	100%

The real estate 1-4 family mortgage loan portfolio includes some loans with an interest-only feature as part of the loan terms and some with adjustable-rate features. Interest-only loans were approximately 3% of total loans at both September 30, 2020, and December 31, 2019. We believe we have manageable adjustable-rate mortgage (ARM) reset risk across our mortgage loan portfolios, including ARM loans that have negative amortizing features that were acquired in prior business combinations. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans. In connection with our adoption of CECL on January 1, 2020, our real estate 1-4 family mortgage purchased credit-impaired (PCI) loans, which had a carrying value of $568 million, were reclassified as purchased credit-deteriorated (PCD) loans. PCD loans are generally accounted for in the same manner as non-PCD loans. For additional information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019
Form 10-K. For additional information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire real estate 1-4 family mortgage loan portfolio. These credit risk indicators on the mortgage portfolio exclude government insured/guaranteed loans. Loans 30 days or more delinquent at September 30, 2020, totaled $3.1 billion, or 1% of total mortgages, compared with $3.0 billion, or 1%, at December 31, 2019. Loans with FICO scores lower than 640 totaled $6.1 billion, or 2% of total mortgages at September 30, 2020, compared with $7.6 billion, or 2%, at December 31, 2019. Mortgages with a LTV/CLTV greater than 100% totaled $2.0 billion at September 30, 2020, or 1% of total mortgages, compared with $2.5 billion, or 1%, at December 31, 2019. Information regarding credit quality indicators can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Real estate 1-4 mortgage loans by state are presented in Table 14. Our real estate 1-4 family mortgage loans to borrowers in California represented 13% of total loans at September 30, 2020, located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 5% of total loans. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals and AVMs and our policy for their use can be found in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2019 Form 10-K.
Table 14: Real Estate 1-4 Family Mortgage Loans by State

	September 30, 2020
($ in millions)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total real estate 1-4 family mortgage	% of total loans
Real estate 1-4 family mortgage loans:
California	$110,292	6,795	117,087	13%
New York	31,652	1,347	32,999	4
New Jersey	13,020	2,406	15,426	2
Florida	11,063	2,254	13,317	1
Washington	9,935	558	10,493	1
Virginia	7,622	1,459	9,081	1
Texas	8,275	508	8,783	1
North Carolina	5,307	1,185	6,492	1
Colorado	5,771	542	6,313	1
Other (1)	59,116	8,108	67,224	7
Government insured/ guaranteed loans (2)	32,937	—	32,937	3
Total	$294,990	25,162	320,152	35%
(1)Consists of 41 states, none of which had loans in excess of $6.3 billion.
(2)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Risk Management – Credit Risk Management (continued)
First Lien Mortgage Portfolio  Our total real estate 1-4 family first lien mortgage portfolio (first mortgage) increased $1.1 billion from December 31, 2019, driven by our repurchase of $26.9 billion of loans from GNMA loan securitization pools, including $21.9 billion in third quarter 2020, and mortgage loan originations of $44.1 billion that were more than offset by paydowns. We also reclassified $9.0 billion of loans that were designated as mortgage loans held for sale (MLHFS) in second quarter 2020 to held for investment in third quarter 2020.
Net loan charge-offs (annualized) as a percentage of average first mortgage loans were 0.00% in both the third quarter and first nine months of 2020, compared with a net recovery of 0.01% and 0.02%, respectively, for the same periods a year ago.
Nonaccrual loans were $2.6 billion at September 30, 2020, up $491 million from December 31, 2019. The increase in nonaccrual loans from December 31, 2019 was driven by COVID-related loan payment deferrals that did not qualify for legislative or regulatory relief, as well as the implementation of CECL, which required PCI loans to be classified as nonaccruing based on performance. For additional information, see the “Risk Management – Credit Risk Management – Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report.
Table 15 shows certain delinquency and loss information for the first mortgage portfolio and lists the top five states by outstanding balance.
Table 15: First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
California	$110,292	118,256	0.69%	0.48	(0.01)	(0.01)	(0.01)	(0.02)	(0.01)
New York	31,652	31,336	0.97	0.83	0.02	0.02	(0.01)	0.02	0.01
New Jersey	13,020	14,113	1.41	1.40	(0.01)	0.03	—	0.02	0.02
Florida	11,063	11,804	2.07	1.81	0.03	(0.01)	(0.03)	(0.06)	(0.07)
Washington	9,935	10,863	0.55	0.29	0.01	(0.01)	(0.02)	(0.02)	—
Other	86,091	95,750	1.28	1.20	(0.01)	0.01	0.01	(0.02)	—
Total	262,053	282,122	1.00	0.86	—	—	—	(0.02)	(0.01)
Government insured/guaranteed loans	32,937	11,170
PCI (1)	N/A	555
Total first lien mortgages	$294,990	293,847
(1)In connection with our adoption of CECL on January 1, 2020, PCI loans were reclassified as PCD loans and are therefore included with other non-PCD loans in this table. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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
We continuously monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of losses, such as junior lien mortgage performance when the first mortgage loan is delinquent. Table 16 shows certain delinquency and loss information for the junior lien mortgage portfolio and lists the top five states by outstanding balance. The decrease in outstanding balances since December 31, 2019, predominantly reflected loan paydowns. Beginning in second quarter 2020, we suspended the origination of junior lien mortgages. As of September 30, 2020, 4% of the outstanding balance of the junior lien mortgage portfolio was associated with loans that had a combined loan to value (CLTV) ratio in excess of 100%. Of those junior lien mortgages with a CLTV ratio in excess of 100%, 3% were 30 days or more past due. CLTV means the ratio of the total loan balance of first mortgages and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. The unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 1% of the junior lien mortgage portfolio at September 30, 2020. For additional information on consumer loans by LTV/CLTV, see Table 6.12 in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Junior Lien Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
California	$6,795	8,054	1.78%	1.62	(0.34)	(0.26)	(0.36)	(0.44)	(0.51)
New Jersey	2,406	2,744	2.52	2.74	(0.02)	(0.12)	0.13	0.07	0.11
Florida	2,254	2,600	2.74	2.93	(0.22)	(0.01)	—	(0.09)	(0.11)
Virginia	1,459	1,712	2.06	1.97	(0.34)	(0.05)	0.09	(0.02)	(0.23)
Pennsylvania	1,464	1,674	1.96	2.16	(0.19)	0.05	0.11	(0.10)	(0.05)
Other	10,784	12,712	2.01	2.05	(0.17)	(0.21)	0.01	(0.18)	(0.29)
Total	25,162	29,496	2.06	2.07	(0.22)	(0.17)	(0.07)	(0.21)	(0.28)
PCI (1)	N/A	13
Total junior lien mortgages	$25,162	29,509
(1)In connection with our adoption of CECL on January 1, 2020, PCI loans were reclassified as PCD loans and are therefore included with other non-PCD loans in this table. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest only or (2) 1.5% of outstanding principal balance plus accrued interest. As of September 30, 2020, lines of credit in a draw period primarily used the interest-only option. During the draw period, the borrower has the option of converting all or a portion of the line from a variable interest rate to a fixed rate with terms including interest-only payments for a fixed period between three to seven years or a fully amortizing payment with a fixed period between five to 30 years. At the end of the draw period, a line of credit generally converts to an amortizing payment schedule with repayment terms of up to 30 years based on the balance at time of conversion. Certain lines and loans have been structured with a balloon payment, which requires full repayment of the outstanding balance at the end of the term period. The conversion of lines or loans to fully amortizing or balloon payoff may result in a significant payment increase, which can affect some borrowers’ ability to repay the outstanding balance.

On a monthly basis, we monitor the payment characteristics of borrowers in our first and junior lien lines of credit portfolios. In September 2020, excluding borrowers with COVID-related loan modification payment deferrals, approximately 43% of borrowers paid the minimum amount due and approximately 52% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due. For the borrowers with an interest-only payment feature, approximately 28% paid the minimum amount due and approximately 67% paid more than the minimum amount due.
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

Risk Management – Credit Risk Management (continued)
Table 17 reflects the outstanding balance of our portfolio of junior lien mortgages, including lines and loans, and first lien lines segregated into scheduled end-of-draw or end-of-term periods and products that are currently amortizing, or in balloon repayment status. At September 30, 2020, $383 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $377 million, or 5%, of amortizing lines of credit. Included in the amortizing amounts in Table 17 is $64 million of end-of-term balloon payments which were past due. The unfunded credit commitments for junior and first lien lines totaled $55.7 billion at September 30, 2020.
Table 17: Junior Lien Mortgage Line and Loan and First Lien Mortgage Line Portfolios Payment Schedule

			Scheduled end of draw / term
($ in millions)	Outstanding balance September 30, 2020	Remainder of 2020	2021	2022	2023	2024	2025 and thereafter (1)	Amortizing
Junior lien lines and loans	$25,162	61	682	2,822	1,930	1,545	10,441	7,681
First lien lines	9,393	24	345	1,433	1,076	847	4,103	1,565
Total	$34,555	85	1,027	4,255	3,006	2,392	14,544	9,246
% of portfolios	100%	—	3	12	9	7	42	27
(1)Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2029, with annual scheduled amounts through 2029 ranging from $1.5 billion to $4.1 billion and averaging $2.7 billion per year.
CREDIT CARDS  Our credit card portfolio totaled $36.0 billion at September 30, 2020, which represented 4% of our total outstanding loans. The net charge-off rate (annualized) for our credit card portfolio was 2.71% for third quarter 2020, compared with 3.22% for third quarter 2019, and 3.39% and 3.54% for the first nine months of 2020 and 2019, respectively. The decrease in the net charge-off rate in the third quarter and first nine months of 2020, compared with the same periods a year ago, was driven by payment deferral activities in response to the COVID-19 pandemic and the effects of government stimulus programs.

AUTOMOBILE  Our automobile portfolio totaled $48.5 billion at September 30, 2020. The net charge-off rate (annualized) for our automobile portfolio was 0.25% for third quarter 2020, compared with 0.65% for third quarter 2019, and 0.60% and 0.64% for the first nine months of 2020 and 2019, respectively. The decrease in the net charge-off rate in the third quarter and first nine months of 2020, compared with the same periods in 2019, was driven by payment deferral activities in response to the COVID-19 pandemic and stronger recoveries from higher used car values.
OTHER REVOLVING CREDIT AND INSTALLMENT Other revolving credit and installment loans totaled $33.2 billion at September 30, 2020, and predominantly included student and securities-based loans. Our private student loan portfolio totaled $10.0 billion at September 30, 2020. On September 22, 2020, we notified customers of our exit from the student lending business. New applications from current customers will be accepted for the 2020-2021 academic year until January 28, 2021, with final disbursement of funds to colleges by June 30, 2021. The net charge-off rate (annualized) for other revolving credit and installment loans was 0.80% for third quarter 2020, compared with 1.60% for third quarter 2019, and 1.16% and 1.54% for the first nine months of 2020 and 2019, respectively. The decrease in the net charge-off rate in the third quarter and first nine months of 2020, compared with the same periods a year ago, was driven by payment deferral activities in response to the COVID-19 pandemic.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 18 summarizes nonperforming assets (NPAs) for each of the last four quarters. Total NPAs increased $378 million from second quarter 2020 to $8.2 billion. Nonaccrual loans of $8.0 billion increased $417 million from second quarter 2020. The increase in nonaccrual loans was due to the economic impact of the COVID-19 pandemic, including real estate 1-4 family mortgage loans in COVID-related payment deferral programs that were classified as nonaccrual because they did not qualify for legislative or regulatory relief. Customer payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. Prior to January 1, 2020, PCI loans were excluded from nonaccrual loans because they continued to earn interest income from accretable yield, independent of performance in accordance with their contractual terms. However, as a result of our adoption of CECL on January 1,
2020, $275 million of real estate 1-4 family mortgage loans were reclassified from PCI to PCD loans, and as a result, were also classified as nonaccrual loans given their contractual delinquency. For additional information on PCD loans, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K. For additional information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
Foreclosed assets of $156 million were down $39 million from second quarter 2020.
Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,834	0.88%	$2,896	0.83%	$1,779	0.44%	$1,545	0.44%
Real estate mortgage	1,343	1.10	1,217	0.98	944	0.77	573	0.47
Real estate construction	34	0.15	34	0.16	21	0.10	41	0.21
Lease financing	187	1.10	138	0.79	131	0.68	95	0.48
Total commercial	4,398	0.91	4,285	0.83	2,875	0.51	2,254	0.44
Consumer:
Real estate 1-4 family first mortgage (1)	2,641	0.90	2,393	0.86	2,372	0.81	2,150	0.73
Real estate 1-4 family junior lien mortgage (1)	767	3.05	753	2.81	769	2.70	796	2.70
Automobile	176	0.36	129	0.26	99	0.20	106	0.22
Other revolving credit and installment	40	0.12	45	0.14	41	0.12	40	0.12
Total consumer	3,624	0.83	3,320	0.79	3,281	0.74	3,092	0.69
Total nonaccrual loans	8,022	0.87	7,605	0.81	6,156	0.61	5,346	0.56
Foreclosed assets:
Government insured/guaranteed (2)	22		31		43		50
Non-government insured/guaranteed	134		164		209		253
Total foreclosed assets	156		195		252		303
Total nonperforming assets	$8,178	0.89%	$7,800	0.83%	$6,408	0.63%	$5,649	0.59%
Change in NPAs from prior quarter	$378		1,392		759		(333)
(1)Real estate 1-4 family mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed residential real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For additional information on foreclosed assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K.

Risk Management – Credit Risk Management (continued)
Table 19 provides an analysis of the changes in nonaccrual loans.
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Commercial nonaccrual loans
Balance, beginning of period	$4,285	2,875	2,254	2,312	2,470
Inflows	1,316	2,741	1,479	652	710
Outflows:
Returned to accruing	(166)	(64)	(56)	(124)	(52)
Foreclosures	—	—	—	—	(78)
Charge-offs	(382)	(560)	(360)	(201)	(194)
Payments, sales and other	(655)	(707)	(442)	(385)	(544)
Total outflows	(1,203)	(1,331)	(858)	(710)	(868)
Balance, end of period	4,398	4,285	2,875	2,254	2,312
Consumer nonaccrual loans
Balance, beginning of period	3,320	3,281	3,092	3,233	3,452
Inflows (1)	696	379	749	473	448
Outflows:
Returned to accruing	(160)	(135)	(254)	(227)	(274)
Foreclosures	(4)	(6)	(21)	(29)	(32)
Charge-offs	(36)	(39)	(48)	(45)	(44)
Payments, sales and other	(192)	(160)	(237)	(313)	(317)
Total outflows	(392)	(340)	(560)	(614)	(667)
Balance, end of period	3,624	3,320	3,281	3,092	3,233
Total nonaccrual loans	$8,022	7,605	6,156	5,346	5,545
(1)In connection with our adoption of CECL on January 1, 2020, we classified $275 million of PCD loans as nonaccruing based on performance.
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
We believe exposure to loss on nonaccrual loans is mitigated by the following factors at September 30, 2020:
•92% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 94% are secured by real estate and 90% have a combined LTV (CLTV) ratio of 80% or less.
•losses of $701 million and $1.0 billion have already been recognized on 18% of commercial nonaccrual loans and 32% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.

•74% of commercial nonaccrual loans were current on interest and 70% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•of the $1.3 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $848 million were current.
•the remaining risk of loss of all nonaccrual loans has been considered in developing our allowance for loan losses.

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

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Summary by loan segment
Government insured/guaranteed	$22	31	43	50	59
Commercial	39	45	49	62	180
Consumer	95	119	160	191	198
Total foreclosed assets	$156	195	252	303	437
Analysis of changes in foreclosed assets
Balance, beginning of period	$195	252	303	437	377
Net change in government insured/guaranteed (1)	(9)	(12)	(7)	(9)	(9)
Additions to foreclosed assets (2)	60	51	107	126	235
Reductions:
Sales	(88)	(98)	(154)	(250)	(155)
Write-downs and gains (losses) on sales	(2)	2	3	(1)	(11)
Total reductions	(90)	(96)	(151)	(251)	(166)
Balance, end of period	$156	195	252	303	437
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed automobiles.
Foreclosed assets at September 30, 2020, included $104 million of foreclosed residential real estate, of which 21% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $156 million in foreclosed assets at September 30, 2020, 52% have been in the foreclosed assets portfolio one year or less.
As part of our actions to support customers during the COVID-19 pandemic, we have temporarily suspended certain mortgage foreclosure activities, which may affect the amount of our foreclosed assets for the remainder of the year. For additional information on loans in process of foreclosure, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)
TROUBLED DEBT RESTRUCTURINGS

Table 21: TDR Balances

(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Commercial:
Commercial and industrial	$2,082	1,882	1,302	1,183	1,162
Real estate mortgage	805	717	697	669	598
Real estate construction	21	20	33	36	40
Lease financing	9	10	10	13	16
Total commercial TDRs	2,917	2,629	2,042	1,901	1,816
Consumer:
Real estate 1-4 family first mortgage	9,420	7,176	7,284	7,589	7,905
Real estate 1-4 family junior lien mortgage	1,298	1,309	1,356	1,407	1,457
Credit Card	494	510	527	520	504
Automobile	156	108	76	81	82
Other revolving credit and installment	190	173	172	170	167
Trial modifications	91	91	108	115	123
Total consumer TDRs	11,649	9,367	9,523	9,882	10,238
Total TDRs	$14,566	11,996	11,565	11,783	12,054
TDRs on nonaccrual status	$4,163	3,475	2,846	2,833	2,775
TDRs on accrual status:
Government insured/guaranteed	3,467	1,277	1,157	1,190	1,199
Non-government insured/guaranteed	6,936	7,244	7,562	7,760	8,080
Total TDRs	$14,566	11,996	11,565	11,783	12,054
Table 21 provides information regarding the recorded investment of loans modified in TDRs. The allowance for loan losses for TDRs was $732 million and $1.0 billion at September 30, 2020, and December 31, 2019, respectively. See Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs. In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Credit Quality Overview – Troubled Debt Restructuring Relief” section in this Report.
For additional information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2019 Form 10-K.
Table 22 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, sales and transfers to held for sale, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as new loans.

Table 22: Analysis of Changes in TDRs

			Quarter ended
(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Commercial TDRs
Balance, beginning of quarter	$2,629	2,042	1,901	1,816	1,988
Inflows (1)	866	971	452	476	293
Outflows
Charge-offs	(77)	(60)	(56)	(48)	(66)
Foreclosures	—	—	—	(1)	—
Payments, sales and other (2)	(501)	(324)	(255)	(342)	(399)
Balance, end of quarter	2,917	2,629	2,042	1,901	1,816
Consumer TDRs
Balance, beginning of quarter	9,367	9,523	9,882	10,238	10,625
Inflows (1)	2,805	425	312	350	360
Outflows
Charge-offs	(58)	(46)	(63)	(57)	(56)
Foreclosures	(7)	(8)	(57)	(61)	(70)
Payments, sales and other (2)	(458)	(510)	(544)	(580)	(617)
Net change in trial modifications (3)	—	(17)	(7)	(8)	(4)
Balance, end of quarter	11,649	9,367	9,523	9,882	10,238
Total TDRs	$14,566	11,996	11,565	11,783	12,054
(1)Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving TDRs that modified in a prior period.
(2)Other outflows consist of normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. Occasionally, loans that have been refinanced or restructured at market terms qualify as new loans, which are also included as other outflows.
(3)Net change in trial modifications includes inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved.

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
Loans 90 days or more past due and still accruing, excluding insured/guaranteed loans, at September 30, 2020, were down $276 million, or 30%, from December 31, 2019 due to lower delinquencies in consumer loans as payment deferral activities instituted in response to the COVID-19 pandemic delayed recognition of delinquencies for customers who would have otherwise moved into past due status.
Loans 90 days or more past due and still accruing whose repayments are largely insured by the FHA or guaranteed by the VA for mortgages at September 30, 2020, were up from December 31, 2019, driven by our repurchases of loans more than 90 days past due from GNMA loan securitization pools.
Table 23 reflects loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 23: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Total:	$11,698	9,739	7,023	7,285	7,130
Less: FHA insured/VA guaranteed (1)	11,041	8,922	6,142	6,352	6,308
Total, not government insured/guaranteed	$657	817	881	933	822
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$61	101	24	47	6
Real estate mortgage	47	44	28	31	28
Real estate construction	—	—	1	—	—
Total commercial	108	145	53	78	34
Consumer:
Real estate 1-4 family first mortgage	97	93	128	112	100
Real estate 1-4 family junior lien mortgage	28	19	25	32	35
Credit card	297	418	528	546	491
Automobile	50	54	69	78	75
Other revolving credit and installment	77	88	78	87	87
Total consumer	549	672	828	855	788
Total, not government insured/guaranteed	$657	817	881	933	822
(1)Represents loans whose repayments are largely insured by the FHA or guaranteed by the VA.

NET LOAN CHARGE-OFFS

Table 24: Net Loan Charge-offs

									Quarter ended
	Sep 30, 2020		Jun 30, 2020		Mar 31, 2020		Dec 31, 2019		Sep 30, 2019
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)	Net loan charge-offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$274	0.33%	$521	0.55%	$333	0.37%	$168	0.19%	$147	0.17%
Real estate mortgage	56	0.18	67	0.22	(2)	(0.01)	4	0.01	(8)	(0.02)
Real estate construction	(2)	(0.03)	(1)	(0.02)	(16)	(0.32)	—	—	(8)	(0.14)
Lease financing	28	0.66	15	0.33	9	0.19	31	0.63	8	0.17
Total commercial	356	0.29	602	0.44	324	0.25	203	0.16	139	0.11
Consumer:
Real estate 1-4 family first mortgage	(1)	—	2	—	(3)	—	(3)	—	(5)	(0.01)
Real estate 1-4 family junior lien mortgage	(14)	(0.22)	(12)	(0.17)	(5)	(0.07)	(16)	(0.20)	(22)	(0.28)
Credit card	245	2.71	327	3.60	377	3.81	350	3.48	319	3.22
Automobile	31	0.25	106	0.88	82	0.68	87	0.73	76	0.65
Other revolving credit and installment	66	0.80	88	1.09	134	1.59	148	1.71	138	1.60
Total consumer	327	0.30	511	0.48	585	0.53	566	0.51	506	0.46
Total	$683	0.29%	$1,113	0.46%	$909	0.38%	$769	0.32%	$645	0.27%

(1)Quarterly net loan charge-offs (recoveries) as a percentage of average respective loans are annualized.

Table 24 presents net loan charge-offs for third quarter 2020 and the previous four quarters.
The decrease in commercial net loan charge-offs in third quarter 2020 from the prior quarter was driven by lower commercial and industrial losses predominantly in our oil and gas portfolio, as well as lower commercial real estate mortgage losses. The decrease in consumer net loan charge-offs in third quarter 2020 from the prior quarter was driven by lower losses in our credit card and automobile portfolios.
The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for credit losses for loans, payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of net loan charge-offs. For additional information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.

ALLOWANCE FOR CREDIT LOSSES We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL for debt securities classified as either available-for-sale or held-to-maturity, other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures.
We apply a disciplined process and methodology to establish our ACL each quarter. The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. For additional information on our ACL for loans, see Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our allowance for credit losses for debt securities, see the “Balance Sheet Analysis – Available-For-Sale and Held-To-Maturity Debt Securities” section and Note 5 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
Table 25 presents the allocation of the ACL for loans by loan segment and class for the most recent quarter end and last four year ends. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 6 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Risk Management – Credit Risk Management (continued)
Table 25: Allocation of the ACL for Loans (1)

	Sep 30, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$7,845	35%	$3,600	37%	$3,628	37%	$3,752	35%	$4,560	34%
Real estate mortgage	2,517	13	1,236	13	1,282	13	1,374	13	1,320	14
Real estate construction	521	2	1,079	2	1,200	2	1,238	3	1,294	2
Lease financing	659	2	330	2	307	2	268	2	220	2
Total commercial	11,542	52	6,245	54	6,417	54	6,632	53	7,394	52
Consumer:
Real estate 1-4 family first mortgage	1,519	32	692	30	750	30	1,085	30	1,270	29
Real estate 1-4 family junior lien mortgage	710	3	247	3	431	3	608	4	815	5
Credit card	4,082	4	2,252	4	2,064	4	1,944	4	1,605	4
Automobile	1,225	5	459	5	475	5	1,039	5	817	6
Other revolving credit and installment	1,393	4	561	4	570	4	652	4	639	4
Total consumer	8,929	48	4,211	46	4,290	46	5,328	47	5,146	48
Total	$20,471	100%	$10,456	100%	$10,707	100%	$11,960	100%	$12,540	100%

	Sep 30, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
Components:
Allowance for loan losses	$19,463		9,551		9,775		11,004		11,419
Allowance for unfunded credit commitments	1,008		905		932		956		1,121
Allowance for credit losses for loans	$20,471		10,456		10,707		11,960		12,540
Allowance for loan losses as a percentage of total loans	2.12%		0.99		1.03		1.15		1.18
Allowance for loan losses as a percentage of total net loan charge-offs (2)	716		346		356		376		324
Allowance for credit losses for loans as a percentage of total loans	2.22		1.09		1.12		1.25		1.30
Allowance for credit losses for loans as a percentage of total nonaccrual loans	255		196		165		156		126
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2020.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 25 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans increased $10.0 billion, or 96%, from December 31, 2019, driven by a $11.3 billion increase in the ACL for loans in the first nine months of 2020 reflecting current and forecasted economic conditions due to the COVID-19 pandemic, partially offset by a $1.3 billion decrease as a result of adopting CECL. Total provision for credit losses for loans was $751 million in third quarter 2020, compared with $695 million in third quarter 2019. The increase in the provision for credit losses for loans in third quarter 2020, compared with the same period a year ago, reflected an increase in the ACL for loans due to the economic impact of the COVID-19 pandemic.
We consider multiple economic scenarios to develop our estimate of the ACL for loans. The scenarios include a base case considered to be the most likely economic forecast, along with an optimistic (upside) and a pessimistic (downside) economic forecast. Our estimate of the ACL for loans at September 30, 2020, was based on a weighting of the base case and downside economic scenarios of 80% and 20%, respectively, with no weighting applied to the upside scenario. The base case economic forecast assumed near-term economic stress recovering into late 2021. The downside scenario assumed more sustained adverse economic impacts resulting from the COVID-19 pandemic compared with the base case. The downside scenario assumed U.S. real GDP increasing slowly and not fully recovering during the remainder of 2020 and 2021, and a sustained elevation in the U.S. unemployment rate until mid-2022. We considered expectations for the impact of government economic stimulus programs in effect on September 30, 2020; however, we did not consider the impact of future government economic stimulus programs. In addition, we considered expectations for the impact of customer accommodation activity, as well as the estimated impact on certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
In addition to quantitative estimates, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments. The forecasted key economic variables used in our estimate of the

ACL for loans generally reflected improvement from our prior expectations resulting in lower loss expectations in the quantitative component of our ACL for loans at September 30, 2020. However, we significantly increased the qualitative component of our ACL for loans at September 30, 2020, to consider the significant uncertainty related to the duration and severity of the economic impacts from the COVID-19 pandemic and the incremental risks to our loan portfolio, including specifically impacted industries in our commercial loan portfolio.
The forecasted key economic variables used in our estimate of the ACL for loans at June 30 and September 30, 2020, are presented in Table 26.

Table 26: Forecasted Key Economic Variables

	4Q 2020	2Q 2021	4Q 2021
Blend of economic scenarios (1):
U.S. unemployment rate (2)
Jun 30, 2020	11.0	9.2	7.5
Sep 30, 2020	8.8	7.3	6.0
U.S. real GDP (3)
Jun 30, 2020	4.3	6.3	3.5
Sep 30, 2020	1.7	3.9	2.8
Home price index (4)
Jun 30, 2020	0.7	(3.0)	(0.9)
Sep 30, 2020	2.0	(2.0)	(1.8)
Commercial real estate asset prices (4)
Jun 30, 2020	(2.5)	(7.6)	(5.1)
Sep 30, 2020	(5.4)	(10.9)	(5.5)
(1)Represents a weighted average of the forecasted economic variable inputs.
(2)Quarterly average.
(3)Percent change from the preceding period, seasonally adjusted annualized rate.
(4)Percent change year over year of national average; outlook differs by geography and property type.
Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. Based on economic conditions at the end of third quarter 2020, it was difficult to estimate the length and severity of the economic downturn that may result from the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the ACL, including the impact of economic stimulus programs and customer accommodation activity. The COVID-19 pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if the impact on the economy worsens.
We believe the ACL for loans of $20.5 billion at September 30, 2020, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb expected credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date.
LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES For information on our repurchase liability, see the “Risk
Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2019 Form 10-K.

RISKS RELATING TO SERVICING ACTIVITIES In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential mortgage loans included in government-sponsored entity (GSE)-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors. In connection with our servicing activities, we could become subject to consent orders and settlement agreements with federal and state regulators for alleged servicing issues and practices. In general, these can require us to provide customers with loan modification relief, refinancing relief, and foreclosure prevention and assistance, and can result in the imposition of certain monetary penalties.
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement of these advances vary by investor and the applicable servicing agreements. Due to continued customer requests for payment deferrals as a result of the COVID-19 pandemic, the amount of our servicing advances of principal and interest remained elevated in third quarter 2020. The amount of these advances may continue to increase if additional payment deferrals are provided. Payment deferrals also delay the collection of contractually specified servicing fees, resulting in lower net servicing income.
In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals, which has resulted in an increase in delinquent loans serviced for others and a corresponding increase in loans eligible for repurchase from GNMA loan securitization pools. Our option to repurchase loans from GNMA loan securitization pools becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. In third quarter 2020, we repurchased $21.9 billion of these delinquent loans, substantially all of which had COVID-related payment deferrals.
Loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. However, in accordance with guidance issued by GNMA, loans repurchased after June 30, 2020 with COVID-related payment deferrals are ineligible for inclusion in future GNMA loan securitization pools until the borrower has timely made six consecutive payments. This requirement may delay our ability to resell loans into the securitization market. At September 30, 2020, the amount of repurchased GNMA loans with COVID-related payment deferrals that were ineligible for inclusion in future GNMA loan securitization pools due to this requirement was $21.0 billion.
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

Asset/Liability Management (continued)
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

INTEREST RATE RISK Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally rising, earnings will initially increase);
•assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is rising, we may increase rates paid on checking and savings deposit accounts by an amount that is less than the general rise in market interest rates);
•short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently);
•the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates increase sharply, MBS held in the debt securities portfolio may pay down slower than anticipated, which could impact portfolio income); or
•interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.

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
Our most recent simulations estimate net interest income sensitivity over the next two years under a range of both lower and higher interest rates. Measured impacts from standardized ramps (gradual changes) and shocks (instantaneous changes) are summarized in Table 27, indicating net interest income sensitivity relative to the Company’s base net interest income plan. Ramp scenarios assume interest rates move gradually in parallel across the yield curve relative to the base scenario in year one, and the full amount of the ramp is held as a constant differential to the base scenario in year two. The following describes the simulation assumptions for the scenarios presented in Table 27:
•Simulations are dynamic and reflect anticipated growth across assets and liabilities.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.
•Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same as in the base scenario across the alternative scenarios. In higher interest rate scenarios, customer activity that shifts balances into higher-yielding products could reduce expected net interest income.
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 27: Net Interest Income Sensitivity Over Next Two-Year Horizon Relative to Base Expectation

		Lower Rates (1)			Higher Rates
($ in billions)	Base	100 bps Ramp Parallel Decrease			100 bps Instantaneous Parallel Increase			200 bps Ramp Parallel Increase
First Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(1.7)	-	(1.2)	5.9	-	6.4	5.3	-	5.8
Key Rates at Horizon End
Fed Funds Target	0.25%	0.00			1.25			2.25
10-year CMT (2)	0.84	0.00			1.84			2.84
Second Year of Forecasting Horizon
Net Interest Income Sensitivity to Base Scenario		$(3.5)	-	(3.0)	8.6	-	9.1	13.2	-	13.7
Key Rates at Horizon End
Fed Funds Target	0.25%	0.00			1.25			2.25
10-year CMT (2)	0.99	0.00			1.99			2.99
(1)U.S. interest rates are floored at zero where applicable in this scenario analysis
(2)U.S. Constant Maturity Treasury Rate

The sensitivity results above do not capture interest rate sensitive noninterest income and expense impacts. Our interest rate sensitive noninterest income and expense are predominantly driven by mortgage banking activities, and may move in the opposite direction of our net interest income. Mortgage originations generally decline in response to higher interest rates and generally increase, particularly refinancing activity, in response to lower interest rates. Mortgage results are also impacted by the valuation of MSRs and related hedge positions. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in this Report for additional information.
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
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to hedge our interest rate exposures. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in this Report for additional information on the use of the available-for-sale and held-to-maturity securities portfolios. The notional or contractual amount, credit risk amount and fair value of the derivatives used to hedge our interest rate risk exposures as of September 30, 2020, and December 31, 2019, are presented in Note 15 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in two main ways:
•to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from fixed-rate payments to floating-rate payments, or vice versa; and
•to economically hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For additional information on mortgage banking interest rate and market risk, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2019 Form 10-K.
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
The total carrying value of our residential and commercial MSRs was $7.7 billion at September 30, 2020, and $12.9 billion at December 31, 2019. The weighted average note rate on our portfolio of loans serviced for others was 4.13% at September 30, 2020, and 4.25% at December 31, 2019. The carrying value of our total MSRs represented 0.52% and 0.79% of mortgage loans serviced for others at September 30, 2020 and December 31, 2019, respectively.
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

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our Wholesale Banking businesses and to a lesser extent other divisions of the Company. Debt securities held for trading, equity securities held for trading, trading loans and trading derivatives are financial instruments used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our income statement. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains on trading activities, a component of noninterest income in our income statement. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 4 (Trading Activities) to Financial Statements in this Report.
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For additional information, including information regarding our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2019 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The
Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our balance sheet.
Table 28 shows the Company’s Trading General VaR by risk category. As presented in Table 28, average Company Trading General VaR was $153 million for the quarter ended September 30, 2020, compared with $155 million for the quarter ended June 30, 2020, and $24 million for the quarter ended September 30, 2019. The increase in average as well as period end Company Trading General VaR for the quarter ended September 30, 2020, compared with the quarter ended September 30, 2019, was driven by market volatility due to the COVID-19 pandemic, in particular changes in interest rate curves and a significant widening of credit spreads entering the 12-month historical lookback window used to calculate VaR.

Asset/Liability Management (continued)
Table 28: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2020				June 30, 2020				September 30, 2019
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$98	85	59	104	86	82	61	99	27	20	12	30
Interest rate	145	155	114	201	155	106	42	161	15	18	13	26
Equity	21	17	9	24	14	10	6	17	6	5	4	11
Commodity	5	5	2	8	4	4	2	7	2	2	1	3
Foreign exchange	1	1	1	2	1	2	1	3	1	1	1	1
Diversification benefit (1)	(121)	(110)			(51)	(49)			(16)	(22)
Company Trading General VaR	$149	153			209	155			35	24
(1)The period-end VaR was less than the sum of the VaR components described above, which is due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.
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
As part of our business to support our customers, we trade public equities, listed/OTC equity derivatives and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities that include investments relating to our venture capital activities. We manage these marketable equity securities within capital risk limits approved by management and the Board and monitored by Corporate ALCO and the Market Risk Committee. The fair value changes in these marketable equity securities are recognized in net income. For additional information, see Note 8 (Equity Securities) to Financial Statements in this Report.
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

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and Federal Deposit Insurance Corporation (FDIC), that includes a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires banking institutions, such as Wells Fargo, to hold high-quality liquid assets (HQLA), predominantly consisting of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The rule is applicable to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets greater than $10 billion. In addition, rules issued by the FRB impose enhanced liquidity management standards on large BHCs such as Wells Fargo.
The FRB, OCC and FDIC have issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which will require large banking organizations, including Wells Fargo, to maintain a sufficient amount of available stable funding, such as common equity, long-term subordinated debt and most types of deposits, in relation to their assets, derivative exposures and commitments over a one-year horizon period. The rule will become effective on July 1, 2021.
Liquidity Coverage Ratio As of September 30, 2020, the consolidated Company, Wells Fargo Bank, N.A. and Wells Fargo
National Bank West were above the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 29 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 29: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Sep 30, 2020	Jun 30, 2020	Sep 30, 2019
HQLA (1)(2)	$424,073	409,467	359,364
Projected net cash outflows	317,064	316,268	302,214
LCR	134%	129	119
(1)Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
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
Table 30: Primary Sources of Liquidity

	September 30, 2020			December 31, 2019
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$221,235	—	221,235	119,493	—	119,493
Debt securities of U.S. Treasury and federal agencies	56,262	4,907	51,355	61,099	3,107	57,992
Mortgage-backed securities of federal agencies	258,554	36,935	221,619	258,589	41,135	217,454
Total	$536,051	41,842	494,209	439,181	44,242	394,939
In addition to our primary sources of liquidity shown in
Table 30, liquidity is also available through the sale or financing of other debt securities including trading and/or available-for-sale debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of September 30, 2020, we also maintained approximately $262.7 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 150% of total loans at September 30, 2020, and 137% at December 31, 2019.
Additional funding is provided by long-term debt and short-term borrowings. Table 31 shows selected information for short-term borrowings, which generally mature in less than 30 days.

Asset/Liability Management (continued)
Table 31: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$44,055	49,659	79,036	92,403	110,399
Other short-term borrowings	11,169	10,826	13,253	12,109	13,509
Total	$55,224	60,485	92,289	104,512	123,908
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$46,504	52,868	90,722	103,614	109,499
Other short-term borrowings	10,788	10,667	12,255	12,335	12,343
Total	$57,292	63,535	102,977	115,949	121,842
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$49,148	50,397	91,121	111,727	110,399
Other short-term borrowings (2)	11,169	11,220	13,253	12,708	13,509
(1)Highest month-end balance in each of the last five quarters was in July, April and February 2020, and October and September 2019.
(2)Highest month-end balance in each of the last five quarters was in September, April and March 2020, and October and September 2019.
Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Long-term debt of $215.7 billion at
September 30, 2020, decreased $12.5 billion from December 31, 2019. We issued $237.1 million and $37.9 billion of long-term debt in the third quarter and first nine months of 2020, respectively. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise. Table 32 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2020 and the following years thereafter, as of September 30, 2020.
Table 32: Maturity of Long-Term Debt

	September 30, 2020
(in millions)	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,713	18,126	18,748	11,472	12,373	88,839	152,271
Subordinated notes	—	—	—	3,770	768	26,251	30,789
Junior subordinated notes	—	—	—	—	—	1,820	1,820
Total long-term debt – Parent	$2,713	18,126	18,748	15,242	13,141	116,910	184,880
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$257	6,872	4,887	2,924	6	420	15,366
Subordinated notes	—	—	—	1,048	—	4,834	5,882
Junior subordinated notes	—	—	—	—	—	372	372
Securitizations and other bank debt	1,254	1,353	1,057	339	156	1,383	5,542
Total long-term debt – Bank	$1,511	8,225	5,944	4,311	162	7,009	27,162
Other consolidated subsidiaries
Senior notes	$91	1,861	205	517	124	839	3,637
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt – Other consolidated subsidiaries	$91	1,861	205	517	124	871	3,669
Total long-term debt	$4,315	28,212	24,897	20,070	13,427	124,790	215,711

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
On July 22, 2020, Standard & Poor's (S&P) Global Ratings lowered the long-term rating of the Company to BBB+ from A- and revised the rating outlook to stable from negative. On
September 2, 2020, Moody’s Investors Service affirmed the Company’s ratings and revised the ratings outlook to negative from stable.
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
The credit ratings of the Company and Wells Fargo Bank, N.A. as of September 30, 2020, are presented in Table 33.
Table 33: Credit Ratings as of September 30, 2020

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A2	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

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

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our working capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long and short-term debt. Retained earnings at September 30, 2020, decreased $5.8 billion from December 31, 2019, predominantly as a result of common and preferred stock dividends of $5.6 billion. During third quarter 2020, we issued $325 million of common stock, excluding conversions of preferred shares. On September 30, 2020, the Board of Governors of the Federal Reserve System (FRB) announced that it was extending through fourth quarter 2020 measures it announced on June 25, 2020, prohibiting large bank holding companies (BHCs) subject to the FRB’s capital plan rule, including Wells Fargo, from making capital distributions, subject to certain limited exceptions. For additional information about capital planning, including the FRB’s recent prohibition on capital distributions, see the “Capital Planning and Stress Testing” and “Securities Repurchases” sections below.
In January 2020, we issued $2.0 billion of our Preferred Stock, Series Z. In March 2020, we redeemed the remaining $1.8 billion of our Preferred Stock, Series K, and redeemed $669 million of our Preferred Stock, Series T. In October 2020, we issued $1.2 billion of our Preferred Stock, Series AA. For additional information, see Note 17 (Preferred Stock) to Financial Statements in this Report.

Regulatory Capital Guidelines
The Company and each of our insured depository institutions (IDIs) are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The federal banking regulators’ capital rules, among other things, required on a fully phased-in basis as of September 30, 2020:
•a minimum Common Equity Tier 1 (CET1) ratio of 9.00%, comprised of a 4.50% minimum requirement plus a capital conservation buffer of 2.50% and for us, as a global systemically important bank (G-SIB), a capital surcharge of 2.00%;
•a minimum tier 1 capital ratio of 10.50%, comprised of a 6.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;
•a minimum total capital ratio of 12.50%, comprised of a 8.00% minimum requirement plus the capital conservation buffer of 2.50% and the G-SIB capital surcharge of 2.00%;
•a potential countercyclical buffer of up to 2.50% to be added to the minimum risk-based capital ratios, which could be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in systemic risk; and
•a minimum tier 1 leverage ratio of 4.00%.
The Basel III capital requirements for calculating CET1 and tier 1 capital, along with risk-weighted assets (RWAs), are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with Transition Requirements and are scheduled to be fully phased-in by the end of 2021. The Basel III capital rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the Standardized Approach and under the Advanced Approach. The difference between RWAs under the Standardized and Advanced Approach has narrowed in recent quarters due to economic conditions from the COVID-19 pandemic impacting our calculation of Advanced Approach RWAs. In particular, changes in internal credit ratings in our loan portfolio contributed to an increase in our Advanced Approach RWAs at September 30, 2020. We expect this trend to continue if the economic impact of the COVID-19 pandemic continues to affect our customer base.
Effective October 1, 2020, a stress capital buffer replaced the 2.50% capital conservation buffer under the Standardized Approach. The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. On August 10, 2020, the FRB announced that the Company's stress capital buffer for the period October 1, 2020, through September 30, 2021, is 2.50%. Because the stress capital buffer is calculated annually as part of the FRB’s supervisory stress test and related CCAR and will be based on data that can differ over time, our stress capital buffer, and thus the regulatory minimums for our risk-based capital ratios, are subject to change in future years.
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
Table 34 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at September 30, 2020, and December 31, 2019.
Table 34: Capital Components and Ratios (Fully Phased-In) (1)

			September 30, 2020				December 31, 2019
(in millions, except ratios)		Required Minimum Capital Ratios	Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Common Equity Tier 1	(A)		$134,901		134,901		138,760	138,760
Tier 1 Capital	(B)		154,743		154,743		158,949	158,949
Total Capital (2)	(C)		184,040		193,667		187,813	195,703
Risk-Weighted Assets (3)	(D)		1,171,956		1,185,610		1,165,079	1,245,853
Common Equity Tier 1 Capital Ratio (3)	(A)/(D)	9.00%	11.51%		11.38	*	11.91	11.14	*
Tier 1 Capital Ratio (3)	(B)/(D)	10.50	13.20		13.05	*	13.64	12.76	*
Total Capital Ratio (2)(3)	(C)/(D)	12.50	15.70	*	16.33		16.12	15.71	*
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.
(1)See Table 35 for information regarding the calculation and components of CET1, tier 1 capital, total capital and RWAs.
(2)Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 35 for information regarding the calculation and components of our fully phased-in total capital amounts, including a corresponding reconciliation to GAAP financial measures.
(3)RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

Capital Management (continued)
Table 35 provides information regarding the calculation and composition of our risk-based capital under the Advanced and
Standardized Approaches at September 30, 2020, and
December 31, 2019.
Table 35: Risk-Based Capital Calculation and Components

		September 30, 2020		December 31, 2019
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$182,032	182,032	187,984	187,984
Adjustments:
Preferred stock		(21,098)	(21,098)	(21,549)	(21,549)
Additional paid-in capital on preferred stock		159	159	(71)	(71)
Unearned ESOP shares		875	875	1,143	1,143
Noncontrolling interests		(859)	(859)	(838)	(838)
Total common stockholders’ equity		161,109	161,109	166,669	166,669
Adjustments:
Goodwill		(26,387)	(26,387)	(26,390)	(26,390)
Certain identifiable intangible assets (other than MSRs)		(366)	(366)	(437)	(437)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,019)	(2,019)	(2,146)	(2,146)
Applicable deferred taxes related to goodwill and other intangible assets (1)		842	842	810	810
CECL transition provision (2)		1,877	1,877	—	—
Other		(155)	(155)	254	254
Common Equity Tier 1		134,901	134,901	138,760	138,760

Common Equity Tier 1		$134,901	134,901	138,760	138,760
Preferred stock		21,098	21,098	21,549	21,549
Additional paid-in capital on preferred stock		(159)	(159)	71	71
Unearned ESOP shares		(875)	(875)	(1,143)	(1,143)
Other		(222)	(222)	(288)	(288)
Total Tier 1 capital	(A)	154,743	154,743	158,949	158,949

Long-term debt and other instruments qualifying as Tier 2		24,953	24,953	26,515	26,515
Qualifying allowance for credit losses (3)		4,504	14,131	2,566	10,456
Other		(160)	(160)	(217)	(217)
Total Tier 2 capital (Fully Phased-In)	(B)	29,297	38,924	28,864	36,754
Effect of Basel III Transition Requirements		132	132	520	520
Total Tier 2 capital (Basel III Transition Requirements)		$29,429	39,056	29,384	37,274

Total qualifying capital (Fully Phased-In)	(A)+(B)	$184,040	193,667	187,813	195,703
Total Effect of Basel IIII Transition Requirements		132	132	520	520
Total qualifying capital (Basel III Transition Requirements)		$184,172	193,799	188,333	196,223

Risk-Weighted Assets (RWAs) (4)(5):
Credit risk (6)		$772,206	1,125,098	790,784	1,210,209
Market risk		60,512	60,512	35,644	35,644
Operational risk (7)		339,238	—	338,651	—
Total RWAs (7)		$1,171,956	1,185,610	1,165,079	1,245,853
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on our regulatory capital at September 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.5 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2020.
(3)Under the Advanced Approach the allowance for credit losses that exceeds expected credit losses is eligible for inclusion in Tier 2 Capital, to the extent the excess allowance does not exceed 0.60% of Advanced credit RWAs, and under the Standardized Approach, the allowance for credit losses is includable in Tier 2 Capital up to 1.25% of Standardized credit RWAs, in each case with any excess allowance for credit losses being deducted from the respective total RWAs.
(4)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
(5)Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total RWAs.
(6)Includes an increase of $1.5 billion under the Standardized Approach and a decrease of $1.3 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses as of September 30, 2020. See footnote (3) to this table.
(7)Amounts for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.

Table 36 presents the changes in Common Equity Tier 1 under the Advanced Approach for the nine months ended September 30, 2020.

Table 36: Analysis of Changes in Common Equity Tier 1 (Advanced Approach)

(in millions)
Common Equity Tier 1 at December 31, 2019	$138,760
Net income applicable to common stock	(932)
Common stock dividends	(4,602)
Common stock issued, repurchased, and stock compensation-related items	(1,759)
Changes in cumulative other comprehensive income	561
Cumulative effect from change in accounting policies (1)	991
Goodwill	3
Certain identifiable intangible assets (other than MSRs)	71
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	127
Applicable deferred taxes related to goodwill and other intangible assets (2)	32
CECL transition provision (3)	1,877
Other	(228)
Change in Common Equity Tier 1	(3,859)
Common Equity Tier 1 at September 30, 2020	$134,901
(1)Effective January 1, 2020, we adopted CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(3)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on our regulatory capital at September 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.5 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2020.

Table 37 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2020.
Table 37: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2019 (1)	$1,165,079	1,245,853
Net change in credit risk RWAs (2)	(18,578)	(85,111)
Net change in market risk RWAs	24,868	24,868
Net change in operational risk RWAs	587	—
Total change in RWAs	6,877	(60,243)
RWAs at September 30, 2020	$1,171,956	1,185,610
(1)Amount for December 31, 2019, has been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.
(2)Includes an increase of $1.5 billion under the Standardized Approach and a decrease of $1.3 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses. See Table 35 for additional information.

Capital Management (continued)
TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than MSRs) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. These tangible common equity ratios are as follows:
•Tangible book value per common share, which represents tangible common equity divided by common shares outstanding; and
•Return on average tangible common equity (ROTCE), which represents our annualized earnings contribution as a percentage of tangible common equity.

The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable investors and others to assess the Company’s use of equity.
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.

Table 38: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2020	June 30, 2020	Sep 30, 2019	Sep 30, 2020	June 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Total equity		$182,032	180,122	194,416	182,850	184,108	200,095	185,035	199,383
Adjustments:
Preferred stock		(21,098)	(21,098)	(21,549)	(21,098)	(21,344)	(22,325)	(21,411)	(22,851)
Additional paid-in capital on preferred stock		159	159	(71)	158	140	(78)	145	(84)
Unearned ESOP shares		875	875	1,143	875	1,140	1,290	1,052	1,361
Noncontrolling interests		(859)	(736)	(1,112)	(761)	(643)	(1,065)	(730)	(968)
Total common stockholders’ equity	(A)	161,109	159,322	172,827	162,024	163,401	177,917	164,091	176,841
Adjustments:
Goodwill		(26,387)	(26,385)	(26,388)	(26,388)	(26,384)	(26,413)	(26,386)	(26,416)
Certain identifiable intangible assets (other than MSRs)		(366)	(389)	(465)	(378)	(402)	(477)	(401)	(508)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,019)	(2,050)	(2,295)	(2,045)	(1,922)	(2,159)	(2,040)	(2,158)
Applicable deferred taxes related to goodwill and other intangible assets (1)		842	831	802	838	828	797	828	787
Tangible common equity	(B)	$133,179	131,329	144,481	134,051	135,521	149,665	136,092	148,546
Common shares outstanding	(C)	4,132.5	4,119.6	4,269.1	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	1,720	$(2,694)	4,037	(932)	15,392
Book value per common share	(A)/(C)	$38.99	38.67	40.48	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	32.23	31.88	33.84	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	4.22%	(6.63)	9.00	(0.76)	11.64
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	5.10	(8.00)	10.70	(0.91)	13.85
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.

SUPPLEMENTARY LEVERAGE RATIO As a BHC, we are required to maintain a supplementary leverage ratio (SLR) of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. Our IDIs are required to maintain a SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy guidelines. In April 2018, the FRB and OCC proposed rules (Proposed SLR rules) that would replace the 2.00% supplementary leverage buffer with a buffer equal to one-half of our G-SIB capital surcharge. The Proposed SLR rules would similarly tailor the current 6.00% SLR requirement for our IDIs. In April 2020, the FRB issued an interim final rule that temporarily allows a BHC to exclude on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of its total leverage exposure in the denominator of the SLR. This interim final rule became effective on April 1, 2020, and expires on March 31, 2021. In May 2020, federal banking regulators issued an interim final rule that permits IDIs to choose to similarly exclude these items from the denominator of their SLRs; however, if an IDI chooses to exclude such amounts from the calculation of its SLR, it will be required to request approval from its primary federal banking regulator before making capital distributions, such as paying dividends, to its parent company. As of September 30, 2020, none of the Company’s IDIs elected to apply this exclusion.
At September 30, 2020, our SLR for the Company was 7.75%, and we also exceeded the applicable SLR requirements for each of our IDIs. See Table 39 for information regarding the calculation and components of the SLR.
Table 39: Supplementary Leverage Ratio

(in millions, except ratio)		Quarter ended September 30, 2020
Tier 1 capital	(A)	$154,743
Total average assets		1,949,549
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,246
Less: Other SLR exclusions		257,568
Total adjusted average assets		1,663,735
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		69,902
Repo-style transactions (2)		2,839
Other (3)		260,973
Total off-balance sheet exposures		333,714
Total leverage exposure	(B)	$1,997,449
Supplementary leverage ratio	(A)/(B)	7.75%
(1)Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.
(2)Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal (i.e., principal counterparty facing the client).
(3)Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum TLAC amount (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) equal to the greater of (i) 18.00% of RWAs and (ii) 7.50% of total leverage exposure (the denominator of the SLR calculation). Additionally, U.S. G-SIBs are required to maintain (i) a TLAC buffer equal to 2.50% of RWAs plus our applicable G-SIB capital surcharge calculated under method one plus any applicable countercyclical buffer to be added to the 18.00% minimum and (ii) an external TLAC leverage buffer equal to 2.00% of total leverage exposure to be added to the 7.50% minimum, in order to avoid restrictions on capital distributions and discretionary bonus payments. U.S. G-SIBs are also required to have a minimum amount of eligible unsecured long-term debt equal to the greater of (i) 6.00% of RWAs plus our applicable G-SIB capital surcharge calculated under method two and (ii) 4.50% of the total leverage exposure. Under the Proposed SLR rules, the 2.00% external TLAC leverage buffer would be replaced with a buffer equal to one-half of our applicable G-SIB capital surcharge, and the leverage component for calculating the minimum amount of eligible unsecured long-term debt would be modified from 4.50% of total leverage exposure to 2.50% of total leverage exposure plus one-half of our applicable G-SIB capital surcharge. As of September 30, 2020, our eligible external TLAC as a percentage of total risk-weighted assets was 25.76% compared with a required minimum of 22.00%. Similar to the risk-based capital requirements, our minimum TLAC requirement is assessed based on the greater of RWAs determined under the Standardized and Advanced approaches.
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

Capital Management (continued)
results both as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and by taking into account the Company’s proposed capital actions. The FRB published its supervisory stress test results as required under the Dodd-Frank Act on June 25, 2020.
On June 25, 2020, the FRB also announced that it was requiring large BHCs, including Wells Fargo, to update and resubmit their capital plans within 45 days after the FRB provides updated scenarios. The FRB released the updated scenarios on September 17, 2020, and has announced that it will release BHC-specific results under the updated scenarios by the end of 2020.
On September 30, 2020, the FRB announced that it was extending through fourth quarter 2020 measures it announced on June 25, 2020, prohibiting large BHCs subject to the FRB's capital plan rule, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB has generally authorized BHCs to (i) make share repurchases relating to issuances of common stock related to employee stock ownership plans; (ii) provided that the BHC does not increase the amount of its common stock dividends, pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the FRB; and (iii) make scheduled payments on additional tier 1 and tier 2 capital instruments. These provisions may be extended by the FRB quarter-by-quarter.
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

On September 30, 2020, the FRB announced that it was extending through fourth quarter 2020 measures it announced on June 25, 2020, prohibiting large BHCs subject to the FRB’s capital plan rule, including Wells Fargo, from making capital distributions, subject to certain limited exceptions that are described in the “Capital Planning and Stress Testing” section above.
At September 30, 2020, we had remaining Board authority to repurchase approximately 167 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during third quarter 2020, see Part II, Item 2 in this Report.
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
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2019 Form 10-K and in our 2020 First and Second Quarter Reports on Form 10-Q.

REGULATORY DEVELOPMENTS RELATED TO COVID-19 In response to the COVID-19 pandemic and related events, federal banking regulators have undertaken a number of measures to help stabilize the banking sector, support the broader economy, and facilitate the ability of banking organizations like Wells Fargo to continue lending to consumers and businesses. For example, in order to facilitate the Coronavirus Aid, Relief and Economic Security Act (CARES Act), federal banking regulators issued rules designed to encourage financial institutions to participate in stimulus measures, such as the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. Similarly, the FRB launched a number of lending facilities designed to enhance liquidity and the functioning of markets, including facilities covering money market mutual funds and term asset-backed securities loans. Federal banking regulators also issued several rules amending the regulatory capital and TLAC rules and other prudential regulations to ease certain restrictions on banking organizations and encourage the use of certain FRB-established facilities in order to further promote lending to consumers and businesses.
In addition, the OCC and the FRB issued guidelines for banks and BHCs related to working with customers affected by the COVID-19 pandemic, including guidance with respect to waiving fees, offering repayment accommodations, and providing payment deferrals. Any current or future rules, regulations, and guidance related to the COVID-19 pandemic and its impacts could require us to change certain of our business practices, reduce our revenue and earnings, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position.

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2019 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses (ACL);
•the valuation of residential MSRs;
•the fair value of financial instruments;
•income taxes; and
•liability for contingent litigation losses.

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

Allowance for Credit Losses
We maintain an ACL for loans, which is management’s estimate of the expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an allowance for credit losses for debt securities classified as either held-to-maturity (HTM) or available-for-sale (AFS), other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures. In connection with our adoption of CECL, we updated our approach for estimating expected credit losses, which includes new areas for management judgment, described more fully below, and updated our accounting policies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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
Judgment is specifically applied in:
•Economic assumptions and the length of the initial loss forecast period. Forecasted economic variables, such as gross domestic product (GDP), unemployment rate or collateral asset prices, are used to estimate expected credit losses. While many of these economic variables are evaluated at the macro-economy level, some economic variables may be forecasted at more granular levels, for example, using the metro statistical area (MSA) level for unemployment rates, home prices and commercial real estate prices. Quarterly, we assess the length of the initial loss forecast period and have currently set the period to one year. Management exercises judgment when assigning weight to the three economic scenarios that are used to estimate future credit losses. The three scenarios include a most likely expectation of economic variables referred to as the base case scenario, as well as an optimistic (upside) scenario and a pessimistic (downside) scenario.
•Reversion of losses beyond the initial forecast period. We use a reversion approach to connect the losses estimated for our initial loss forecast period to the period of our historical loss forecast based on economic conditions at the measurement date. Our reversion methodology considers the type of portfolio, point in the credit cycle, expected length of recessions and recoveries, as well as other relevant factors. The length of reversion period varies by asset type – one year for shorter contractual term loans such as commercial loans and two years for longer contractual term loans such as real estate 1-4 family mortgage loans. We assess the reversion approach on a quarterly basis and the length of the reversion period by asset type annually.
•Historical loss expectations. At the end of the reversion period, we incorporate the changes in economic variables observed during representative historical time periods that include both recessions and expansions. This analysis is used to compute average losses for any given portfolio and its associated credit characteristics. Annually, we assess the historical time periods and ensure the average loss estimates are representative of our historical loss experience.
•Credit risk ratings applied to individual commercial loans, unfunded credit commitments, and debt securities. Individually assessed credit risk ratings are considered key credit variables in our modeled approaches to help assess probability of default and loss given default. Borrower quality ratings are aligned to the borrower’s financial strength and contribute to forecasted probability of default curves. Collateral quality ratings combined with forecasted collateral prices (as applicable) contribute to the forecasted severity of loss in the event of default. These credit risk ratings are reviewed by experienced senior credit officers and subjected to reviews by an internal team of credit risk specialists.
•Usage of credit loss estimation models. We use internally developed models that incorporate credit attributes and economic variables to generate estimates of credit losses. Management uses a combination of judgement and quantitative analytics in the determination of segmentation, modeling approach, and variables that are leveraged in the models. These models are validated in accordance with the Company’s policies by an internal model validation group. We routinely assess our model performance and apply adjustments when necessary to improve the accuracy of loss estimation. We also assess our models for limitations against the company-wide risk inventory to help ensure that we appropriately capture known and emerging risks in our estimate of expected credit losses and apply overlays as needed.
•Valuation of collateral. The current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent. We apply judgment when valuing the collateral either through appraisals, evaluation of the cash flows of the property, or other quantitative techniques. Decreases in collateral valuations support incremental charge-downs and increases in collateral valuation are included in the allowance for credit losses as a negative allowance when the financial asset has been previously written-down below current recovery value.
•Contractual term considerations. The remaining contractual term of a loan is adjusted for expected prepayments and certain expected extensions, renewals, or modifications. We extend the contractual term when we are not able to unconditionally cancel contractual renewals or extension options. We also incorporate into our allowance for credit losses any scenarios where we reasonably expect to provide an extension through a TDR.
•Qualitative factors which may not be adequately captured in the loss models. These amounts represent management’s judgment of risks inherent in the processes and assumptions used in establishing the ACL. We also consider economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

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
Our sensitivity analysis does not represent management’s view of expected credit losses at the balance sheet date. We applied 50% weight to both the base case scenario and the downside scenario in our sensitivity analysis to reflect the potential for further economic deterioration from a COVID-19 resurgence. The outcomes of both scenarios were influenced by the duration, severity, and timing of changes in economic variables within those scenarios. The sensitivity analysis resulted in a hypothetical increase in the ACL for loans of approximately $2.3 billion at September 30, 2020. The hypothetical increase in our ACL for loans does not incorporate the impact of management judgment for qualitative factors applied in the current ACL for loans, which may have a positive or negative effect on the results. It is possible that others performing similar sensitivity analyses could reach different conclusions or results.
The sensitivity analysis excludes the ACL for debt securities given its size relative to the overall ACL. Management believes that the estimate for the ACL for loans was appropriate at the balance sheet date.

Current Accounting Developments
Table 40 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Table 40: Current Accounting Developments – Issued Standards

Description	Effective date and financial statement impact
ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates
The Update requires all features in long-duration insurance contracts that meet the definition of a market risk benefit to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. Currently, two measurement models exist for these features, fair value and insurance accrual. The Update requires the use of a standardized discount rate and routine updates for insurance assumptions used in valuing the liability for future policy benefits for traditional long-duration contracts. The Update also simplifies the amortization of deferred acquisition costs.	The guidance becomes effective on January 1, 2022. Certain of our variable annuity reinsurance products meet the definition of market risk benefits and will require the associated insurance related reserves for these products to be measured at fair value as of the earliest period presented, with the cumulative effect on fair value for changes attributable to our own credit risk recognized in the beginning balance of accumulated other comprehensive income. The cumulative effect of the difference between fair value and carrying value, excluding the effect of our own credit, will be recognized in the opening balance of retained earnings. As of September 30, 2020, we held $1.2 billion in insurance-related reserves of which $583 million was in scope of the Update. A total of $531 million was associated with products that meet the definition of market risk benefits, and of this amount, $47 million was measured at fair value under current accounting standards. The market risk benefits are largely indexed to U.S. equity and fixed income markets. Upon adoption, we may incur periodic earnings volatility from changes in the fair value of market risk benefits generally due to the long duration of these contracts. We plan to economically hedge this volatility, where feasible. The ultimate impact of these changes will depend on the composition of our market risk benefits portfolio at the date of adoption. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs will be applied to all outstanding long-duration contracts on the basis of their existing carrying amounts at the beginning of the earliest period presented, and are not expected to be material.
The following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:
•ASU 2020-10 - Codification Improvements
•ASU 2020-09 – Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762
•ASU 2020-08 – Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs
•ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
•ASU 2020-01 – Investments – Equity Securities (Topic 321),
Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)
•ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) the performance of our mortgage business and any related exposures; (viii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (ix) future common stock dividends, common share repurchases and other uses of capital; (x) our targeted range for return on assets, return on equity, and return on tangible common equity; (xi) expectations regarding our effective income tax rate; (xii) the outcome of contingencies, such as legal proceedings; and (xiii) the Company’s plans, objectives and strategies.
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth;
•the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions;
•our capital and liquidity requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;
•financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and other legislation and regulation relating to bank products and services;
•developments in our mortgage banking business, including the extent of the success of our mortgage loan modification efforts, the amount of mortgage loan repurchase demands that we receive, any negative effects relating to our mortgage servicing, loan modification or foreclosure practices, and the effects of regulatory or judicial requirements or guidance impacting our mortgage banking business and any changes in industry standards;
•our ability to realize any efficiency ratio or expense target as part of our expense management initiatives, including as a result of business and economic cyclicality, seasonality, changes in our business composition and operating environment, growth in our businesses and/or acquisitions, and unexpected expenses relating to, among other things, litigation and regulatory matters;
•the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;
•significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of impairments of securities held in our debt securities and equity securities portfolios;
•the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage, asset and wealth management businesses;
•negative effects from the retail banking sales practices matter and from other instances where customers may have experienced financial harm, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability to attract and retain qualified employees, and our reputation;
•resolution of regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
•a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;
•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•fiscal and monetary policies of the Federal Reserve Board;
•changes to U.S. tax guidance and regulations, as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the “Risk Factors” section in this Report.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common

Forward-Looking Statements (continued)
stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s Board of Directors, and may be subject to regulatory approval or conditions.
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the “Risk Factors” section in this Report, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov1.
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

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, affected equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in restrictions and closures for many businesses, as well as the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may continue to be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold, as well as reductions in other comprehensive income. Moreover, the persistence of adverse economic conditions and reduced revenue may adversely affect the fair value of our operating segments and underlying reporting units which may result in the impairment of goodwill or other long-lived assets. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices.
Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The pandemic could also result in or contribute to additional downgrades to our credit ratings or credit outlook. In response to the pandemic, we have temporarily suspended certain mortgage foreclosure activities, and have provided fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, personal and commercial lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we have reduced our common stock dividend and temporarily suspended share repurchases, and we could take, or be required to take, other capital actions in the future. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2020, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Interest income
Debt securities	$2,446	3,666	$8,864	11,388
Mortgage loans held for sale	232	232	659	579
Loans held for sale	7	20	26	64
Loans	7,954	10,982	26,467	33,652
Equity securities	101	247	423	693
Other interest income	60	1,352	889	4,112
Total interest income	10,800	16,499	37,328	50,488
Interest expense
Deposits	314	2,324	2,641	6,563
Short-term borrowings	(12)	635	262	1,877
Long-term debt	1,038	1,780	3,515	5,607
Other interest expense	92	135	350	410
Total interest expense	1,432	4,874	6,768	14,457
Net interest income	9,368	11,625	30,560	36,031
Provision for credit losses:
Debt securities (1)	18	—	159	—
Loans	751	695	14,149	2,043
Net interest income after provision for credit losses	8,599	10,930	16,252	33,988
Noninterest income (2)
Deposit-related fees	1,299	1,480	3,888	4,289
Trust and investment fees	3,514	3,559	10,439	10,500
Card fees	912	1,027	2,601	2,996
Lending-related fees	352	374	1,025	1,116
Mortgage banking	1,590	466	2,286	1,932
Net gains from trading activities	361	276	1,232	862
Net gains on debt securities	264	3	713	148
Net gains (losses) from equity securities	649	956	(219)	2,392
Lease income	333	402	1,021	1,270
Other	220	1,842	869	3,667
Total noninterest income	9,494	10,385	23,855	29,172
Noninterest expense (3)
Personnel	8,624	8,604	25,863	26,309
Technology, telecommunications and equipment	791	821	2,261	2,340
Occupancy	851	760	2,437	2,196
Operating losses	1,219	1,920	2,902	2,405
Professional and outside services	1,760	1,737	5,042	4,956
Leases	291	272	795	869
Advertising and promotion	144	266	462	832
Restructuring charges	718	—	718	—
Other	831	819	2,348	2,657
Total noninterest expense	15,229	15,199	42,828	42,564
Income (loss) before income tax expense (benefit)	2,864	6,116	(2,721)	20,596
Income tax expense (benefit)	645	1,304	(3,113)	3,479
Net income before noncontrolling interests	2,219	4,812	392	17,117
Less: Net income from noncontrolling interests	184	202	83	441
Wells Fargo net income	$2,035	4,610	$309	16,676
Less: Preferred stock dividends and other	315	573	1,241	1,284
Wells Fargo net income (loss) applicable to common stock	$1,720	4,037	$(932)	15,392
Per share information
Earnings (loss) per common share	$0.42	0.93	$(0.23)	3.45
Diluted earnings (loss) per common share	0.42	0.92	(0.23)	3.43
Average common shares outstanding	4,123.8	4,358.5	4,111.4	4,459.1
Diluted average common shares outstanding (4)	4,132.2	4,389.6	4,111.4	4,489.5
(1)Prior to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), on January 1, 2020, provision for credit losses from debt securities was not applicable and is therefore presented as $0 for both the third quarter and first nine months of 2019. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
(3)In third quarter 2020, expenses for outside professional services, contract services, and outside data processing were combined into a single line item for professional and outside services expense; expenses for technology and equipment and telecommunications were combined into a single line item for technology, telecommunications and equipment expense; and certain other expenses were reclassified to other noninterest expense. Prior period balances have been revised to conform with the current period presentation.
(4)For the nine months ended September 30, 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Wells Fargo net income	$2,035	4,610	309	16,676
Other comprehensive income (loss), before tax:
Debt securities:
Net unrealized gains arising during the period	96	652	1,582	5,192
Reclassification of net (gains) losses to net income	(95)	76	(357)	34
Derivative and hedging activities:
Net unrealized gains (losses) arising during the period	(70)	10	2	32
Reclassification of net losses to net income	52	75	165	233
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(89)	—	(760)	(4)
Amortization of net actuarial loss, settlements and other to net income	68	33	205	101
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	74	(53)	(70)	3
Other comprehensive income, before tax	36	793	767	5,591
Income tax benefit (expense) related to other comprehensive income	13	(208)	(206)	(1,375)
Other comprehensive income, net of tax	49	585	561	4,216
Less: Other comprehensive income from noncontrolling interests	1	—	—	—
Wells Fargo other comprehensive income, net of tax	48	585	561	4,216
Wells Fargo comprehensive income	2,083	5,195	870	20,892
Comprehensive income from noncontrolling interests	185	202	83	441
Total comprehensive income	$2,268	5,397	953	21,333

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2020	Dec 31, 2019
Assets	(Unaudited)
Cash and due from banks	$25,535	21,757
Interest-earning deposits with banks	221,235	119,493
Total cash, cash equivalents, and restricted cash	246,770	141,250
Federal funds sold and securities purchased under resale agreements	69,304	102,140
Debt securities:
Trading, at fair value	73,253	79,733
Available-for-sale, at fair value (includes amortized cost of $216,311 and $260,060, net of allowance for credit losses of $79 and $0) (1)	220,573	263,459
Held-to-maturity, at amortized cost, net of allowance for credit losses of $26 and $0 (fair value $189,434 and $156,860) (1)	182,595	153,933
Mortgage loans held for sale (includes $19,884 and $16,606 carried at fair value) (2)	23,307	23,342
Loans held for sale (includes $1,688 and $972 carried at fair value) (2)	1,697	977
Loans (includes $148 and $171 carried at fair value) (2)	920,082	962,265
Allowance for loan losses	(19,463)	(9,551)
Net loans	900,619	952,714
Mortgage servicing rights:
Measured at fair value	6,355	11,517
Amortized	1,325	1,430
Premises and equipment, net	8,977	9,309
Goodwill	26,387	26,390
Derivative assets	23,715	14,203
Equity securities (includes $25,053 and $41,936 carried at fair value) (2)	51,169	68,241
Other assets	86,174	78,917
Total assets (3)	$1,922,220	1,927,555
Liabilities
Noninterest-bearing deposits	$447,011	344,496
Interest-bearing deposits	936,204	978,130
Total deposits	1,383,215	1,322,626
Short-term borrowings	55,224	104,512
Derivative liabilities	13,767	9,079
Accrued expenses and other liabilities	72,271	75,163
Long-term debt	215,711	228,191
Total liabilities (4)	1,740,188	1,739,571
Equity
Wells Fargo stockholders’ equity:
Preferred stock	21,098	21,549
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,035	61,049
Retained earnings	160,913	166,697
Cumulative other comprehensive income (loss)	(750)	(1,311)
Treasury stock – 1,349,294,592 shares and 1,347,385,537 shares	(68,384)	(68,831)
Unearned ESOP shares	(875)	(1,143)
Total Wells Fargo stockholders’ equity	181,173	187,146
Noncontrolling interests	859	838
Total equity	182,032	187,984
Total liabilities and equity	$1,922,220	1,927,555
(1)Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses (ACL) related to available-for-sale (AFS) and held-to-maturity (HTM) debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Parenthetical amounts represent assets and liabilities that we are required to carry at fair value or for which we have elected the fair value option.
(3)Our consolidated assets at September 30, 2020, and December 31, 2019, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and due from banks, $16 million and $16 million; Interest-earning deposits with banks, $0 million and $284 million; Debt securities, $662 million and $540 million; Net loans, $10.6 billion and $13.2 billion; Derivative assets, $1 million and $1 million; Equity securities, $72 million and $118 million; Other assets, $214 million and $239 million; and Total assets, $11.6 billion and $14.4 billion, respectively.
(4)Our consolidated liabilities at September 30, 2020, and December 31, 2019, included the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $395 million and $401 million; Derivative liabilities, $1 million and $3 million; Accrued expenses and other liabilities, $229 million and $235 million; Long-term debt, $215 million and $587 million; and Total liabilities, $840 million and $1.2 billion, respectively.

The accompanying notes are an integral part of these statements.

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance June 30, 2020	5,494,773	$21,098	4,119,558,592	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			13,087,759
Common stock repurchased			(129,469)
Preferred stock redeemed	—	—
Preferred stock released by ESOP
Preferred stock converted to common shares	—	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	—	—	12,958,290	—
Balance September 30, 2020	5,494,773	$21,098	4,132,516,882	$9,136
Balance June 30, 2019	9,184,169	$23,021	4,419,591,197	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			5,834,645
Common stock repurchased			(159,099,263)
Preferred stock redeemed	(1,550,000)	(1,330)
Preferred stock released by ESOP
Preferred stock converted to common shares	(142,000)	(142)	2,815,225
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,692,000)	(1,472)	(150,449,393)	—
Balance September 30, 2019	7,492,169	$21,549	4,269,141,804	$9,136

					Quarter ended September 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
59,923	159,952	(798)	(69,050)	(875)	179,386	736	180,122
	2,035				2,035	184	2,219
		48			48	1	49
					—	(62)	(62)
—	(343)		668		325		325
			(3)		(3)		(3)
	—				—		—
—				—	—		—
—			—		—		—
3	(416)				(413)		(413)
	(315)				(315)		(315)
136					136		136
(27)			1		(26)		(26)
112	961	48	666	—	1,787	123	1,910
60,035	160,913	(750)	(68,384)	(875)	181,173	859	182,032
60,625	164,551	(2,224)	(54,775)	(1,292)	199,042	995	200,037
	4,610				4,610	202	4,812
		585			585	—	585
					—	(85)	(85)
(6)	(15)		299		278		278
			(7,448)		(7,448)		(7,448)
	(220)				(1,550)		(1,550)
(7)				149	142		142
(1)			143		—		—
23	(2,253)				(2,230)		(2,230)
	(353)				(353)		(353)
262					262		262
(30)			(4)		(34)		(34)
241	1,769	585	(7,010)	149	(5,738)	117	(5,621)
60,866	166,320	(1,639)	(61,785)	(1,143)	193,304	1,112	194,416

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount
Balance December 31, 2019	7,492,169	$21,549	4,134,425,937	$9,136
Cumulative effect from change in accounting policies (1)
Balance January 1, 2020	7,492,169	$21,549	4,134,425,937	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			63,900,366
Common stock repurchased			(75,542,855)
Preferred stock redeemed	(1,828,720)	(2,215)
Preferred stock released by ESOP
Preferred stock converted to common shares	(249,176)	(249)	9,733,434
Preferred stock issued	80,500	2,013
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,997,396)	(451)	(1,909,055)	—
Balance September 30, 2020	5,494,773	$21,098	4,132,516,882	$9,136
Balance December 31, 2018	9,377,216	$23,214	4,581,253,608	$9,136
Cumulative effect from change in accounting policies (2)
Balance January 1, 2019	9,377,216	$23,214	4,581,253,608	$9,136
Net income
Other comprehensive income (loss), net of tax
Noncontrolling interests
Common stock issued			42,384,469
Common stock repurchased			(361,315,717)
Preferred stock redeemed	(1,550,000)	(1,330)
Preferred stock released by ESOP
Preferred stock converted to common shares	(335,047)	(335)	6,819,444
Preferred stock issued	—	—
Common stock dividends
Preferred stock dividends
Stock incentive compensation expense
Net change in deferred compensation and related plans
Net change	(1,885,047)	(1,665)	(312,111,804)	—
Balance September 30, 2019	7,492,169	$21,549	4,269,141,804	$9,136
(1)We adopted CECL effective January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) in this Report.
(2)Effective January 1, 2019, we adopted ASU 2016-02 – Leases (Topic 842) and subsequent related Updates, ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.

					Nine months ended September 30,
			Wells Fargo stockholders’ equity
Additional paid-in capital	Retained earnings	Cumulative other comprehensive income	Treasury stock	Unearned ESOP shares	Total Wells Fargo stockholders’ equity	Noncontrolling interests	Total equity
61,049	166,697	(1,311)	(68,831)	(1,143)	187,146	838	187,984
	991	—			991		991
61,049	167,688	(1,311)	(68,831)	(1,143)	188,137	838	188,975
	309				309	83	392
		561			561	—	561
					—	(62)	(62)
207	(1,200)		3,362		2,369		2,369
			(3,412)		(3,412)		(3,412)
17	(272)				(2,470)		(2,470)
(19)				268	249		249
(243)			492		—		—
(45)					1,968		1,968
41	(4,643)				(4,602)		(4,602)
	(969)				(969)		(969)
437					437		437
(1,409)			5		(1,404)		(1,404)
(1,014)	(6,775)	561	447	268	(6,964)	21	(6,943)
60,035	160,913	(750)	(68,384)	(875)	181,173	859	182,032
60,685	158,163	(6,336)	(47,194)	(1,502)	196,166	900	197,066
	(492)	481			(11)		(11)
60,685	157,671	(5,855)	(47,194)	(1,502)	196,155	900	197,055
	16,676				16,676	441	17,117
		4,216			4,216	—	4,216
					—	(229)	(229)
(8)	(382)		2,206		1,816		1,816
			(17,166)		(17,166)		(17,166)
—	(220)				(1,550)		(1,550)
(24)				359	335		335
(16)			351		—		—
—					—		—
62	(6,361)				(6,299)		(6,299)
	(1,064)				(1,064)		(1,064)
1,053					1,053		1,053
(886)			18		(868)		(868)
181	8,649	4,216	(14,591)	359	(2,851)	212	(2,639)
60,866	166,320	(1,639)	(61,785)	(1,143)	193,304	1,112	194,416

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interests	$392	17,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,308	2,043
Changes in fair value of MSRs, MLHFS and LHFS carried at fair value	4,434	3,704
Depreciation, amortization and accretion	6,444	4,940
Other net (gains) losses	6,753	(2,888)
Stock-based compensation	1,337	1,885
Originations and purchases of mortgage loans held for sale	(134,318)	(109,609)
Proceeds from sales of and paydowns on mortgage loans held for sale	87,350	70,676
Net change in:
Debt and equity securities, held for trading	58,969	17,104
Loans held for sale	(669)	241
Deferred income taxes	(1,647)	(3,142)
Derivative assets and liabilities	(5,823)	(2,397)
Other assets	(9,482)	(6,320)
Other accrued expenses and liabilities	(3,232)	953
Net cash provided (used) by operating activities	24,816	(5,693)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	32,836	(22,844)
Available-for-sale debt securities:
Proceeds from sales	40,709	7,709
Prepayments and maturities	59,393	30,362
Purchases	(54,010)	(44,460)
Held-to-maturity debt securities:
Paydowns and maturities	22,767	9,154
Purchases	(41,758)	(2,929)
Equity securities, not held for trading:
Proceeds from sales and capital returns	10,344	4,104
Purchases	(6,518)	(4,595)
Loans:
Loans originated by banking subsidiaries, net of principal collected	33,296	(15,133)
Proceeds from sales (including participations) of loans held for investment	6,828	10,416
Purchases (including participations) of loans	(1,036)	(1,574)
Principal collected on nonbank entities’ loans	7,150	2,990
Loans originated by nonbank entities	(8,703)	(3,816)
Proceeds from sales of foreclosed assets and short sales	967	1,992
Other, net	(223)	1,519
Net cash provided (used) by investing activities	102,042	(27,105)
Cash flows from financing activities:
Net change in:
Deposits	60,589	22,005
Short-term borrowings	(49,288)	18,121
Long-term debt:
Proceeds from issuance	37,901	40,220
Repayment	(61,151)	(45,940)
Preferred stock:
Proceeds from issuance	1,968	—
Redeemed	(2,470)	(1,550)
Cash dividends paid	(910)	(1,005)
Common stock:
Proceeds from issuance	513	356
Stock tendered for payment of withholding taxes	(326)	(283)
Repurchased	(3,412)	(17,166)
Cash dividends paid	(4,454)	(6,118)
Net change in noncontrolling interests	(67)	(221)
Other, net	(231)	(177)
Net cash provided (used) by financing activities	(21,338)	8,242
Net change in cash, cash equivalents, and restricted cash	105,520	(24,556)
Cash, cash equivalents, and restricted cash at beginning of period	141,250	173,287
Cash, cash equivalents, and restricted cash at end of period	$246,770	148,731
Supplemental cash flow disclosures:
Cash paid for interest	$7,099	14,505
Cash paid for income taxes	2,360	5,248
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
To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:
•allowance for credit losses (Note 6 (Loans and Related Allowance for Credit Losses);
•valuations of residential mortgage servicing rights (MSRs) (Note 10 (Securitizations and Variable Interest Entities) and Note 11 (Mortgage Banking Activities));
•valuations of financial instruments (Note 15 (Derivatives) and Note 16 (Fair Values of Assets and Liabilities));
•liabilities for contingent litigation losses (Note 14 (Legal Actions)); and
•income taxes.

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

Accounting Standards Adopted in 2020
In 2020, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU or Update) 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
•ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes guidance on recoveries of financial assets, which is included in the discussion for ASU 2016-13 below.
•ASU 2018-17 – Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
•ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force)
•ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.
•ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
•ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related subsequent Updates

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

Note 1: Summary of Significant Accounting Policies (continued)
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
NM – Not meaningful
(1)Amounts presented in this table may not equal the sum of its components due to rounding.
(2)Decrease reflecting shorter contractual maturities given limitation to contractual terms.
(3)Impact reflects an increase due to longer contractual terms, offset by expectation of recoveries in collateral value on mortgage loans previously written down significantly below current recovery value.
(4)Increase due to longer contractual terms or indeterminate maturities.
(5)Excludes other financial assets in the scope of CECL that do not have an allowance for credit losses based on the nature of the asset.
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
IMPAIRMENT AND CREDIT LOSSES Unrealized losses of AFS debt securities are driven by a number of factors, including changes in interest rates and credit spreads which impact most types of debt securities with additional considerations for certain types of debt securities:
•Debt securities of U.S. Treasury and federal agencies, including federal agency MBS, are not impacted by credit movements given the explicit or implicit guarantees provided by the U.S. government.
•Debt securities of U.S. states and political subdivisions are most impacted by changes in the relationship between municipal and term funding credit curves rather than by changes in the credit quality of the underlying securities.
•Structured securities, such as MBS and collateralized loan obligations (CLO), are also impacted by changes in projected collateral losses of assets underlying the security.

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

Note 1: Summary of Significant Accounting Policies (continued)
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

    Our approach for estimating expected life-time credit losses for loans and debt securities includes the following key components:
•An initial loss forecast period of one year for all portfolio segments and classes of financing receivables and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
•A historical loss forecast period covering the remaining contractual term, adjusted for expected prepayments and certain expected extensions, renewals, or modifications, by portfolio segment and class of financing receivables based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.
•A reversion period of up to two years to connect the losses estimated for our initial loss forecast period to the period of our historical loss forecast based on economic conditions at the measurement date. Our reversion methodology considers the type of portfolio, point in the credit cycle, expected length of recessions and recoveries, as well as other relevant factors.
•Utilization of discounted cash flow (DCF) methods to measure credit impairment for loans modified in a troubled debt restructuring, unless they are collateral dependent and measured at the fair value of the collateral. The DCF methods obtain estimated life-time credit losses using the initial and historical mean loss forecast periods described above.
•For AFS debt securities and certain beneficial interests classified as HTM, we utilize the DCF methods to measure the ACL, which incorporate expected credit losses using the conceptual components described above. The ACL on AFS debt securities is subject to a limitation based on the fair value of the debt securities (fair value floor).

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

Note 1: Summary of Significant Accounting Policies (continued)
CARES Act or the Interagency Statement will be assessed for TDR classification.
On April 10, 2020, the FASB Staff issued Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, a question and answer guide (the guide). The guide provided an election for leases accounted for under Accounting Standards Codification (ASC) 842, Leases, that were modified due to COVID-19 and met certain criteria in order to not require a new lease classification test upon modification. In second quarter 2020, we elected to apply the lease modification relief provided by the guide.

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.

Table 1.3: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2020	2019
Trading debt securities retained from securitization of mortgage loans held for sale (MLHFS)	$39,626	31,517
Available-for-sale debt securities retained from securitization of MLHFS	2,710	—
Held-to-maturity debt securities retained from securitization of MLHFS	9,016	115
Transfers from (to) loans to (from) MLHFS	4,033	5,409
Transfers from available-for-sale debt securities to held-to-maturity debt securities	1,236	13,833
Operating lease ROU assets acquired with operating lease liabilities (1)	482	5,644
(1)Includes amounts attributable to new leases and changes from modified leases. The nine months ended September 30, 2019, balance also includes $4.9 billion from adoption of ASU 2016-02 – Leases (Topic 842).

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2020, and, except as disclosed in Note 17 (Preferred Stock) and Note 19 (Employee Benefits and
Other Expenses), there have been no material events that would require recognition in our third quarter 2020 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Note 2: Restructuring Charges
The Company is pursuing various initiatives to reduce expenses and create a more efficient and streamlined organization. Actions from these initiatives may include reorganizing and simplifying business processes and structures, reducing headcount, optimizing third-party spending, and rationalizing our branch and administrative locations, which may include consolidations and closures. The evaluation of potential actions will continue in future periods.
Restructuring charges are recorded as a component of noninterest expense on our consolidated statement of income.
The following costs associated with these initiatives are included in restructuring charges
•Personnel costs – Primarily severance costs associated with headcount reductions with payments made over time in accordance with our severance plan.
•Facility closure costs – Write-downs and acceleration of depreciation and amortization of owned or leased assets for branch and administrative locations, as well as related decommissioning costs.
Table 2.1 provides details on our restructuring charges.

Table 2.1: Restructuring Charges

(in millions)	Personnel costs	Facility closure costs	Total
Restructuring charges	$694	24	718
Payments and utilization	—	(24)	(24)
Accrual balance at September 30, 2020	$694	—	694

Note 3: Cash, Loan and Dividend Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Federal Reserve Board (FRB) regulations require that each of our subsidiary banks maintain reserve balances on deposit with the Federal Reserve Banks. Table 3.1 provides a summary of restrictions on cash equivalents in addition to the FRB reserve cash balance requirements.
Table 3.1: Nature of Restrictions on Cash Equivalents

(in millions)	Sep 30, 2020	Dec 31, 2019
Required reserve balance for the FRB (1)	$—	11,374
Reserve balance for non-U.S. central banks	220	460
Segregated for benefit of brokerage customers under federal and other brokerage regulations	875	733
Related to consolidated variable interest entities (VIEs) that can only be used to settle liabilities of VIEs	16	300
(1)Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%. The amount for December 31, 2019, represents an average for the year ended December 31, 2019.

Federal laws and regulations limit the dividends that a national bank may pay. Our national bank subsidiaries could have declared additional dividends of $2.7 billion at September 30, 2020, without obtaining prior regulatory approval. We have elected to retain higher capital at our national bank subsidiaries in order to meet internal capital policy minimums and regulatory requirements. Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Based on retained earnings at September 30, 2020, our nonbank subsidiaries could have declared additional dividends of $27.8 billion at September 30, 2020, without obtaining prior regulatory approval. For additional information see Note 3 (Cash, Loan and Dividend Restrictions) in our 2019 Form 10-K.
The FRB’s Capital Plan Rule (codified at 12 CFR 225.8 of Regulation Y) establishes capital planning and other requirements that govern capital distributions including dividends by certain large bank holding companies. The FRB has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to review by the FRB as part of the Parent’s capital plan in connection with the FRB’s annual Comprehensive Capital Analysis and Review (CCAR). The Parent’s ability to take certain capital actions is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
On September 30, 2020, the Board of Governors of the Federal Reserve System (FRB) announced that it was extending through fourth quarter 2020 measures it announced on June 25, 2020, prohibiting large bank holding companies (BHCs) subject to the FRB’s capital plan rule, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB has generally authorized BHCs to (i) make share repurchases relating to issuances of common stock related to employee stock ownership plans; (ii) provided that the BHC does not increase the amount of its common stock dividends, pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the FRB; and (iii) make scheduled payments on additional tier 1 and tier 2 capital instruments. These provisions may be extended by the FRB quarter-by-quarter.

Note 4: Trading Activities
Table 4.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.
Table 4.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2020	Dec 31, 2019
Trading assets:
Debt securities	$73,253	79,733
Equity securities	14,058	27,440
Loans held for sale	1,688	972
Gross trading derivative assets	57,990	34,825
Netting (1)	(35,662)	(21,463)
Total trading derivative assets	22,328	13,362
Total trading assets	111,327	121,507
Trading liabilities:
Short sale	18,779	17,430
Gross trading derivative liabilities	51,241	33,861
Netting (1)	(39,278)	(26,074)
Total trading derivative liabilities	11,963	7,787
Total trading liabilities	$30,742	25,217
(1)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 4.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.

Table 4.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2020	2019	2020	2019
Interest income:
Debt securities	$546	790	$1,971	2,323
Equity securities	68	157	273	415
Loans held for sale	6	20	24	63
Total interest income	620	967	2,268	2,801
Less: Interest expense	93	129	350	392
Net interest income	527	838	1,918	2,409
Net gains (losses) from trading activities (1):
Debt securities	214	451	2,898	1,540
Equity securities	1,381	(242)	(691)	3,061
Loans held for sale	14	5	26	15
Derivatives (2)	(1,248)	62	(1,001)	(3,754)
Total net gains from trading activities	361	276	1,232	862
Total trading-related net interest and noninterest income	$888	1,114	$3,150	3,271
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

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
    Outstanding balances exclude accrued interest receivable on available-for-sale and held-to-maturity debt securities which are included in other assets. During the first nine months of 2020, we reversed accrued interest receivable on our available-for-sale and held-to-maturity debt securities by reversing interest income of $6 million. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 5.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$5,826	149	—	5,975
Securities of U.S. states and political subdivisions (2)	31,563	239	(291)	31,511
Mortgage-backed securities:
Federal agencies	130,717	4,582	(72)	135,227
Residential	539	3	(1)	541
Commercial	3,393	17	(67)	3,343
Total mortgage-backed securities	134,649	4,602	(140)	139,111
Corporate debt securities	5,687	131	(46)	5,772
Collateralized loan obligations	25,389	5	(380)	25,014
Other	13,197	80	(87)	13,190
Total available-for-sale debt securities	216,311	5,206	(944)	220,573
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	48,587	1,765	(65)	50,287
Securities of U.S. states and political subdivisions	14,232	682	(4)	14,910
Federal agency and other mortgage-backed securities (3)	119,766	4,518	(57)	124,227
Other debt securities	10	—	—	10
Total held-to-maturity debt securities	182,595	6,965	(126)	189,434
Total (4)	$398,906	12,171	(1,070)	410,007
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$14,948	13	(1)	14,960
Securities of U.S. states and political subdivisions (2)	39,381	992	(36)	40,337
Mortgage-backed securities:
Federal agencies	160,318	2,299	(164)	162,453
Residential	814	14	(1)	827
Commercial	3,899	41	(6)	3,934
Total mortgage-backed securities	165,031	2,354	(171)	167,214
Corporate debt securities	6,343	252	(32)	6,563
Collateralized loan obligations	29,153	25	(123)	29,055
Other	5,204	150	(24)	5,330
Total available-for-sale debt securities	260,060	3,786	(387)	263,459
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	45,541	617	(19)	46,139
Securities of U.S. states and political subdivisions	13,486	286	(13)	13,759
Federal agency and other mortgage-backed securities (3)	94,869	2,093	(37)	96,925
Other debt securities	37	—	—	37
Total held-to-maturity debt securities	153,933	2,996	(69)	156,860
Total (4)	$413,993	6,782	(456)	420,319
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $79 million related to available-for-sale debt securities and $26 million related to held-to-maturity debt securities at September 30, 2020. Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses related to available-for-sale and held-to-maturity debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost net of allowance for credit losses and fair value of these types of securities was $5.6 billion at September 30, 2020, and $5.8 billion at December 31, 2019.
(3)Predominantly consists of federal agency mortgage-backed securities at both September 30, 2020 and December 31, 2019.
(4)We held available-for-sale and held-to-maturity debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $97.1 billion and $85.0 billion and a fair value of $100.9 billion and $88.1 billion at September 30, 2020 and an amortized cost of $98.5 billion and $84.1 billion and a fair value of $100.3 billion and $85.5 billion at December 31, 2019, respectively.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 5.2 details the breakout of purchases of and transfers to held-to-maturity debt securities by major category of security.

Table 5.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Purchases of held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	$3,016	—
Securities of U.S. states and political subdivisions	—	491	881	734
Federal agency and other mortgage-backed securities	23,683	3,108	46,578	3,161
Total purchases of held-to-maturity debt securities	23,683	3,599	50,475	3,895
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Securities of U.S. states and political subdivisions	1,236	4,354	1,236	5,912
Federal agency and other mortgage-backed securities	—	3,408	—	7,921
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$1,236	7,762	$1,236	13,833
Table 5.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to available-for-sale and held-to-maturity debt securities (pre-tax).

Table 5.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest income:
Available-for-sale	$1,009	1,957	$4,084	6,268
Held-to-maturity	891	919	2,809	2,797
Total interest income (1)	1,900	2,876	6,893	9,065
Provision for credit losses (2):
Available-for-sale	12	—	140	—
Held-to-maturity	6	—	19	—
Total provision for credit losses	18	—	159	—
Realized gains and losses (3):
Gross realized gains	264	21	768	223
Gross realized losses	—	(12)	(40)	(17)
Impairment write-downs included in earnings:
Credit-related (4)	—	—	—	(23)
Intent-to-sell	—	(6)	(15)	(35)
Total impairment write-downs included in earnings	—	(6)	(15)	(58)
Net realized gains	$264	3	$713	148
(1)Total interest income from debt securities excludes interest income from trading debt securities, which is disclosed in Note 4 (Trading Activities).
(2)Prior to our adoption of CECL on January 1, 2020, the provision for credit losses from debt securities was not applicable and is therefore presented as $0 for the prior period. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(3)Realized gains and losses relate to available-for-sale debt securities. There were no realized gains or losses from held-to-maturity debt securities in all periods presented.
(4)For the third quarter and first nine months of 2020, credit-related impairment recognized in earnings is classified as provision for credit losses due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs).
Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2020, and December 31, 2019.

    Table 5.4 shows the percentage of fair value of available-for-sale debt securities and amortized cost of held-to-maturity debt securities determined by those rated investment grade, inclusive of those based on internal credit grades.
Table 5.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2020
Total portfolio	$220,573	99%	182,621	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$141,202	100%	167,489	100%
Securities of U.S. states and political subdivisions	31,511	99	14,245	100
Collateralized loan obligations	25,014	100	N/A	N/A
All other debt securities (2)	22,846	90	887	7
December 31, 2019
Total portfolio	$263,459	99%	153,933	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (1)	$177,413	100%	139,619	100%
Securities of U.S. states and political subdivisions	40,337	99	13,486	100
Collateralized loan obligations	29,055	100	N/A	N/A
All other debt securities (2)	16,654	82	828	4
(1)Includes federal agency mortgage-backed securities.
(2)Includes non-agency mortgage-backed, corporate, and all other debt securities.
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
    We had no debt securities that were past due and still accruing at September 30, 2020 or December 31, 2019. The fair value of available-for-sale debt securities in nonaccrual status was $98 million and $110 million as of September 30, 2020, and December 31, 2019, respectively. There were no held-to-
maturity debt securities in nonaccrual status as of September 30, 2020, or December 31, 2019. Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current.
    Table 5.5 presents detail of available-for-sale debt securities purchased with credit deterioration during the period. There were no available-for-sale debt securities purchased with credit deterioration during third quarter 2020. There were no held-to-maturity debt securities purchased with credit deterioration during the third quarter and first nine months of 2020. The amounts presented are as of the date of the PCD assets were purchased.
Table 5.5: Debt Securities Purchased with Credit Deterioration

(in millions)	Nine months ended September 30, 2020
Available-for-sale debt securities purchased with credit deterioration (PCD):
Par value	$164
Allowance for credit losses at acquisition	(11)
Discount (or premiums) attributable to other factors	3
Purchase price of available-for-sale debt securities purchased with credit deterioration	$156

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)
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
Table 5.6: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(234)	12,366	(57)	1,817	(291)	14,183
Mortgage-backed securities:
Federal agencies	(71)	15,985	(1)	365	(72)	16,350
Residential	—	—	(1)	58	(1)	58
Commercial	(45)	1,910	(22)	331	(67)	2,241
Total mortgage-backed securities	(116)	17,895	(24)	754	(140)	18,649
Corporate debt securities	(35)	788	(11)	95	(46)	883
Collateralized loan obligations	(208)	16,696	(172)	7,265	(380)	23,961
Other	(34)	6,545	(53)	1,382	(87)	7,927
Total available-for-sale debt securities	$(627)	54,290	(317)	11,313	(944)	65,603
December 31, 2019
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(1)	2,423	(1)	2,423
Securities of U.S. states and political subdivisions	(10)	2,776	(26)	2,418	(36)	5,194
Mortgage-backed securities:
Federal agencies	(50)	16,807	(114)	10,641	(164)	27,448
Residential	(1)	149	—	—	(1)	149
Commercial	(3)	998	(3)	244	(6)	1,242
Total mortgage-backed securities	(54)	17,954	(117)	10,885	(171)	28,839
Corporate debt securities	(9)	303	(23)	216	(32)	519
Collateralized loan obligations	(13)	5,001	(110)	16,789	(123)	21,790
Other	(12)	1,656	(12)	492	(24)	2,148
Total available-for-sale debt securities	$(98)	27,690	(289)	33,223	(387)	60,913
We have assessed each debt security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the debt securities, and that it is more likely than not that we will not be required to sell, prior to recovery of the amortized cost basis. We evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the debt securities’ amortized cost basis. In prior periods, credit impairment was recorded as a write-down to the amortized cost basis of the security. In the current period, credit impairment is recorded as an allowance for credit losses for debt securities.

For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies).

Allowance for Credit Losses for Debt Securities
Table 5.7 presents the allowance for credit losses on available-for-sale and held-to-maturity debt securities.
Table 5.7: Allowance for Credit Losses for Debt Securities

	Quarter ended September 30, 2020		Nine months ended September 30, 2020
(in millions)	Available-for-Sale	Held-to-Maturity	Available-for-Sale	Held-to-Maturity
Balance, beginning of period (1)	$114	20	$—	—
Cumulative effect from change in accounting policies (2)	—	—	24	7
Balance, beginning of period, adjusted	114	20	24	7
Provision for credit losses	12	6	140	19
Securities purchased with credit deterioration	—	—	11	—
Reduction due to sales	—	—	(8)	—
Reduction due to intent to sell	(2)	—	(13)	—
Charge-offs	(48)	—	(81)	—
Interest income (3)	3	—	6	—
Balance, end of period (4)	$79	26	$79	26
(1)Prior to our adoption of CECL on January 1, 2020, the allowance for credit losses related to available-for-sale and held-to-maturity debt securities was not applicable and is therefore presented as $0 at December 31, 2019. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents the impact of adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(3)Certain debt securities with an allowance for credit losses calculated by discounting expected cash flows using the securities’ effective interest rate over its remaining life, recognize changes in the allowance for credit losses attributable to the passage of time as interest income.
(4)The allowance for credit losses for debt securities primarily relates to corporate debt securities as of September 30, 2020.

Note 5: Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
Table 5.8 shows the remaining contractual maturities, amortized cost net of allowance for credit losses, fair value and weighted average effective yields of available-for-sale debt securities. The remaining contractual principal maturities for MBS do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.
Table 5.8: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2020
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$5,826	511	2,771	10	2,534
Fair value	5,975	511	2,777	11	2,676
Weighted average yield	0.99%	2.61	0.28	2.34	1.42
Securities of U.S. states and political subdivisions
Amortized cost, net	$31,563	2,748	3,193	3,558	22,064
Fair value	31,511	2,754	3,246	3,570	21,941
Weighted average yield	2.34%	1.37	1.74	1.46	2.68
Mortgage-backed securities:
Federal agencies
Amortized cost, net	$130,717	—	138	2,766	127,813
Fair value	135,227	—	146	2,865	132,216
Weighted average yield	3.01%	—	3.24	2.34	3.02
Residential
Amortized cost, net	$539	—	—	—	539
Fair value	541	—	—	—	541
Weighted average yield	2.24%	—	—	—	2.24
Commercial
Amortized cost, net	$3,393	—	—	161	3,232
Fair value	3,343	—	—	159	3,184
Weighted average yield	2.16%	—	—	1.63	2.18
Total mortgage-backed securities
Amortized cost, net	$134,649	—	138	2,927	131,584
Fair value	139,111	—	146	3,024	135,941
Weighted average yield	2.98%	—	3.24	2.30	3.00
Corporate debt securities
Amortized cost, net	$5,687	207	2,390	2,301	789
Fair value	5,772	208	2,459	2,326	779
Weighted average yield	4.75%	6.41	4.88	4.61	4.36
Collateralized loan obligations
Amortized cost, net	$25,389	—	249	12,901	12,239
Fair value	25,014	—	248	12,731	12,035
Weighted average yield	1.67%	—	2.40	1.75	1.57
Other
Amortized cost, net	$13,197	8,991	457	1,087	2,662
Fair value	13,190	8,985	446	1,078	2,681
Weighted average yield	0.42%	(0.15)	1.76	1.03	1.84
Total available-for-sale debt securities
Amortized cost, net	$216,311	12,457	9,198	22,784	171,872
Fair value	220,573	12,458	9,322	22,740	176,053
Weighted average yield	2.57%	0.41	2.17	2.03	2.82
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Table 5.9 shows the remaining contractual maturities, amortized cost net of allowance for credit losses, fair value, and weighted average effective yields of held-to-maturity debt securities.

Table 5.9: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2020
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,587	24,742	20,064	—	3,781
Fair value	50,287	25,051	21,275	—	3,961
Weighted average yield	2.14%	2.19	2.19	—	1.57
Securities of U.S. states and political subdivisions
Amortized cost, net	$14,232	292	1,006	1,830	11,104
Fair value	14,910	295	1,059	1,932	11,624
Weighted average yield	2.72%	2.36	2.59	2.93	2.71
Federal agency and other mortgage-backed securities
Amortized cost, net	$119,766	—	15	—	119,751
Fair value	124,227	—	14	—	124,213
Weighted average yield	2.65%	—	1.50	—	2.65
Other debt securities
Amortized cost, net	$10	—	—	10	—
Fair value	10	—	—	10	—
Weighted average yield	1.45%	—	—	1.45	—
Total held-to-maturity debt securities
Amortized cost, net	$182,595	25,034	21,085	1,840	134,636
Fair value	189,434	25,346	22,348	1,942	139,798
Weighted average yield	2.52%	2.19	2.21	2.92	2.62
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

Note 6: Loans and Related Allowance for Credit Losses
Table 6.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at September 30, 2020, and December 31, 2019.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
During the first nine months of 2020, we reversed accrued interest receivable by reversing interest income of $29 million for our commercial portfolio segment and $161 million for our consumer portfolio segment. See Note 9 (Other Assets) for additional information on accrued interest receivable.
Table 6.1: Loans Outstanding

(in millions)	Sep 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$320,913	354,125
Real estate mortgage	121,910	121,824
Real estate construction	22,519	19,939
Lease financing	16,947	19,831
Total commercial	482,289	515,719
Consumer:
Real estate 1-4 family first mortgage	294,990	293,847
Real estate 1-4 family junior lien mortgage	25,162	29,509
Credit card	36,021	41,013
Automobile	48,450	47,873
Other revolving credit and installment	33,170	34,304
Total consumer	437,793	446,546
Total loans	$920,082	962,265
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 6.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 6.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2020	Dec 31, 2019
Non-U.S. Commercial Loans
Commercial and industrial	$61,594	70,494
Real estate mortgage	6,228	7,004
Real estate construction	1,898	1,434
Lease financing	1,156	1,220
Total non-U.S. commercial loans	$70,876	80,152

Loan Purchases, Sales, and Transfers
Table 6.3 summarizes the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed real estate 1-4 family first mortgage loans because their loan activity normally does not impact the ACL. In the first nine months of 2020, we sold $1.2 billion of 1-4 family first mortgage loans for a gain of $724 million, which is included in other noninterest income on our consolidated income statement. These whole loans were designated as MLHFS in 2019.
Table 6.3: Loan Purchases, Sales, and Transfers

	2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$260	2	262	571	910	1,481
Sales	(564)	—	(564)	(433)	(85)	(518)
Transfers (to) from MLHFS/LHFS	(170)	8,990	8,820	(25)	(37)	(62)
Nine months ended September 30,
Purchases	$1,034	5	1,039	1,570	918	2,488
Sales	(3,334)	(27)	(3,361)	(1,389)	(417)	(1,806)
Transfers (to) from MLHFS/LHFS	(101)	(1,387)	(1,488)	(117)	(1,889)	(2,006)
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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $79.9 billion at September 30, 2020.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2020, and December 31, 2019, we had $942 million and $862 million, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments) for additional information on standby letters of credit.
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
Table 6.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$359,827	346,991
Real estate mortgage	8,420	8,206
Real estate construction	16,028	17,729
Total commercial	384,275	372,926
Consumer:
Real estate 1-4 family first mortgage	30,853	34,391
Real estate 1-4 family junior lien mortgage	34,452	36,916
Credit card	121,312	114,933
Other revolving credit and installment	22,239	25,898
Total consumer	208,856	212,138
Total unfunded credit commitments	$593,131	585,064

Note 6: Loans and Related Allowance for Credit Losses (continued)

Allowance for Credit Losses for Loans
Table 6.5 presents the allowance for credit losses for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. On January 1, 2020, we adopted CECL. Additional information regarding our adoption of CECL is included in Note 1 (Summary of Significant Accounting Policies).
The ACL for loans increased $10.0 billion from December 31, 2019, driven by a $11.3 billion increase in the ACL for loans in the first nine months of 2020 reflecting current and forecasted economic conditions due to the COVID-19 pandemic, partially offset by a $1.3 billion decrease as a result of adopting CECL.
Table 6.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Balance, beginning of period	$20,436	10,603	10,456	10,707
Cumulative effect from change in accounting policies (1)	—	—	(1,337)	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	8	—
Balance, beginning of period, adjusted	20,436	10,603	9,127	10,707
Provision for credit losses	751	695	14,149	2,043
Interest income on certain loans (3)	(41)	(34)	(117)	(112)
Loan charge-offs:
Commercial:
Commercial and industrial	(327)	(209)	(1,260)	(590)
Real estate mortgage	(59)	(2)	(134)	(28)
Real estate construction	—	—	—	(1)
Lease financing	(34)	(12)	(66)	(35)
Total commercial	(420)	(223)	(1,460)	(654)
Consumer:
Real estate 1-4 family first mortgage	(20)	(31)	(63)	(101)
Real estate 1-4 family junior lien mortgage	(22)	(27)	(70)	(90)
Credit card	(339)	(404)	(1,225)	(1,278)
Automobile	(99)	(156)	(413)	(485)
Other revolving credit and installment	(94)	(168)	(372)	(497)
Total consumer	(574)	(786)	(2,143)	(2,451)
Total loan charge-offs	(994)	(1,009)	(3,603)	(3,105)
Loan recoveries:
Commercial:
Commercial and industrial	53	62	132	151
Real estate mortgage	3	10	13	26
Real estate construction	2	8	19	13
Lease financing	6	4	14	15
Total commercial	64	84	178	205
Consumer:
Real estate 1-4 family first mortgage	21	36	65	148
Real estate 1-4 family junior lien mortgage	36	49	101	140
Credit card	94	85	276	258
Automobile	68	80	194	266
Other revolving credit and installment	28	30	84	95
Total consumer	247	280	720	907
Total loan recoveries	311	364	898	1,112
Net loan charge-offs	(683)	(645)	(2,705)	(1,993)
Other	8	(6)	17	(32)
Balance, end of period	$20,471	10,613	20,471	10,613
Components:
Allowance for loan losses	$19,463	9,715	19,463	9,715
Allowance for unfunded credit commitments	1,008	898	1,008	898
Allowance for credit losses for loans	$20,471	10,613	20,471	10,613
Net loan charge-offs (annualized) as a percentage of average total loans	0.29%	0.27	0.38	0.28
Allowance for loan losses as a percentage of total loans	2.12	1.02	2.12	1.02
Allowance for credit losses for loans as a percentage of total loans	2.22	1.11	2.22	1.11
(1)Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.
(2)Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(3)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Table 6.6 summarizes the activity in the allowance for credit losses for loans by our commercial and consumer portfolio segments.
Table 6.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

			2020			2019
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$11,669	8,767	20,436	6,298	4,305	10,603
Provision for credit losses	241	510	751	84	611	695
Interest income on certain loans (1)	(18)	(23)	(41)	(10)	(24)	(34)
Loan charge-offs	(420)	(574)	(994)	(223)	(786)	(1,009)
Loan recoveries	64	247	311	84	280	364
Net loan charge-offs	(356)	(327)	(683)	(139)	(506)	(645)
Other	6	2	8	(3)	(3)	(6)
Balance, end of period	$11,542	8,929	20,471	6,230	4,383	10,613
Nine months ended September 30,
Balance, beginning of period	$6,245	4,211	10,456	6,417	4,290	10,707
Cumulative effect from change in accounting policies (1)	(2,861)	1,524	(1,337)	—	—	—
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	8	8	—	—	—
Balance, beginning of period, adjusted	3,384	5,743	9,127	6,417	4,290	10,707
Provision for credit losses	9,480	4,669	14,149	294	1,749	2,043
Interest income on certain loans (3)	(44)	(73)	(117)	(35)	(77)	(112)
Loan charge-offs	(1,460)	(2,143)	(3,603)	(654)	(2,451)	(3,105)
Loan recoveries	178	720	898	205	907	1,112
Net loan charge-offs	(1,282)	(1,423)	(2,705)	(449)	(1,544)	(1,993)
Other	4	13	17	3	(35)	(32)
Balance, end of period	$11,542	8,929	20,471	6,230	4,383	10,613
(1)Represents the overall decrease in our allowance for credit losses for loans as a result of our adoption of CECL on January 1, 2020.
(2)Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(3)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.
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
(1)Represents non-impaired loans evaluated collectively for impairment.
(2)Represents impaired loans evaluated individually for impairment.
(3)Represents the allowance for loan losses and related loan carrying value for PCI loans.

Note 6: Loans and Related Allowance for Credit Losses (continued)

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2020. Amounts disclosed in the credit quality tables that follow are not comparative between reported periods due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
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
Table 6.8 provides the outstanding balances of our commercial loan portfolio by risk category. In connection with our adoption of CECL, credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a TDR. At September 30, 2020, we had $444.9 billion and $37.3 billion of pass and criticized loans, respectively.

Table 6.8: Commercial Loans Categories by Risk Categories and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2020	2019	2018	2017	2016	Prior
September 30, 2020
Commercial and industrial
Pass	$46,064	39,124	18,498	8,711	4,905	5,748	172,440	2,546	298,036
Criticized	1,591	2,010	1,893	1,207	915	428	14,645	188	22,877
Total commercial and industrial	47,655	41,134	20,391	9,918	5,820	6,176	187,085	2,734	320,913
Real estate mortgage
Pass	15,269	27,768	20,335	12,452	13,232	16,833	4,831	6	110,726
Criticized	1,307	2,106	2,033	1,361	1,393	2,507	477	—	11,184
Total real estate mortgage	16,576	29,874	22,368	13,813	14,625	19,340	5,308	6	121,910
Real estate construction
Pass	4,244	6,828	5,248	2,139	618	399	1,506	3	20,985
Criticized	123	416	518	96	371	10	—	—	1,534
Total real estate construction	4,367	7,244	5,766	2,235	989	409	1,506	3	22,519
Lease financing
Pass	2,958	4,276	2,496	1,759	1,381	2,324	—	—	15,194
Criticized	254	533	469	249	151	97	—	—	1,753
Total lease financing	3,212	4,809	2,965	2,008	1,532	2,421	—	—	16,947
Total commercial loans	$71,810	83,061	51,490	27,974	22,966	28,346	193,899	2,743	482,289
					Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
December 31, 2019
By risk category:
Pass					$338,740	118,054	19,752	18,655	495,201
Criticized					15,385	3,770	187	1,176	20,518
Total commercial loans					$354,125	121,824	19,939	19,831	515,719
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Table 6.9 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans. Payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into past due status.
Table 6.9: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2020
By delinquency status:
Current-29 days past due (DPD) and still accruing	$317,563	120,055	22,252	16,518	476,388
30-89 DPD and still accruing	455	465	233	242	1,395
90+ DPD and still accruing	61	47	—	—	108
Nonaccrual loans	2,834	1,343	34	187	4,398
Total commercial loans	$320,913	121,910	22,519	16,947	482,289
December 31, 2019
By delinquency status:
Current-29 DPD and still accruing	$352,110	120,967	19,845	19,484	512,406
30-89 DPD and still accruing	423	253	53	252	981
90+ DPD and still accruing	47	31	—	—	78
Nonaccrual loans	1,545	573	41	95	2,254
Total commercial loans	$354,125	121,824	19,939	19,831	515,719
CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, FICO credit scores and LTV for 1-4 family mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.
Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our allowance for credit losses.
Table 6.10 provides the outstanding balances of our consumer loan portfolio by delinquency status. Payment deferral activities instituted in response to the COVID-19 pandemic may delay recognition of delinquencies for customers who otherwise would have moved into past due status.
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

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.10: Consumer Loan Categories by Delinquency Status and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
September 30, 2020
Real estate 1-4 family first mortgage
By delinquency status:
Current-29 DPD	$42,388	49,009	17,902	28,860	34,728	77,341	7,300	1,906	259,434
30-59 DPD	40	84	36	61	64	723	28	42	1,078
60-89 DPD	1	6	2	7	17	236	13	23	305
90-119 DPD	2	6	2	7	2	194	9	19	241
120-179 DPD	3	4	6	3	9	222	8	22	277
180+ DPD	1	—	4	15	14	543	12	129	718
Government insured/guaranteed loans (2)	204	794	969	1,248	2,646	27,076	—	—	32,937
Total real estate 1-4 family first mortgage	42,639	49,903	18,921	30,201	37,480	106,335	7,370	2,141	294,990
Real estate 1-4 family junior mortgage
By delinquency status:
Current-29 DPD	16	41	47	43	35	1,255	16,896	6,302	24,635
30-59 DPD	1	—	—	—	—	23	57	86	167
60-89 DPD	—	—	—	—	—	10	24	50	84
90-119 DPD	—	—	—	—	—	8	14	29	51
120-179 DPD	—	—	—	—	—	11	12	42	65
180+ DPD	—	—	—	—	1	14	17	128	160
Total real estate 1-4 family junior mortgage	17	41	47	43	36	1,321	17,020	6,637	25,162
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,123	264	35,387
30-59 DPD	—	—	—	—	—	—	196	13	209
60-89 DPD	—	—	—	—	—	—	118	10	128
90-119 DPD	—	—	—	—	—	—	93	10	103
120-179 DPD	—	—	—	—	—	—	185	6	191
180+ DPD	—	—	—	—	—	—	3	—	3
Total credit cards	—	—	—	—	—	—	35,718	303	36,021
Automobile
By delinquency status:
Current-29 DPD	15,736	16,210	7,186	4,087	3,269	1,053	—	—	47,541
30-59 DPD	66	185	126	90	127	62	—	—	656
60-89 DPD	15	54	37	27	39	20	—	—	192
90-119 DPD	6	20	11	7	11	5	—	—	60
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total automobile	15,823	16,470	7,360	4,211	3,446	1,140	—	—	48,450
Other revolving credit and installment
By delinquency status:
Current-29 DPD	1,820	2,972	1,809	1,239	1,116	5,148	18,688	165	32,957
30-59 DPD	2	7	7	6	6	41	12	6	87
60-89 DPD	1	6	6	6	6	29	7	2	63
90-119 DPD	—	3	3	3	3	21	5	2	40
120-179 DPD	—	—	—	—	—	1	9	3	13
180+ DPD	—	—	—	—	—	1	3	6	10
Total other revolving credit and installment	1,823	2,988	1,825	1,254	1,131	5,241	18,724	184	33,170
Total consumer loans	$60,302	69,402	28,153	35,709	42,093	114,037	78,832	9,265	437,793

(continued on following page)

(continued from previous page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By delinquency status:
Current-29 DPD	$279,722	28,870	39,935	46,650	33,981	429,158
30-59 DPD	1,136	216	311	882	140	2,685
60-89 DPD	404	115	221	263	81	1,084
90-119 DPD	197	69	202	77	74	619
120-179 DPD	160	71	343	1	18	593
180+ DPD	503	155	1	—	10	669
Government insured/guaranteed loans (2)	11,170	—	—	—	—	11,170
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $11.0 billion at September 30, 2020, compared with $6.4 billion at December 31, 2019.
(3)26% of the adjusted unpaid principal balance for consumer PCI loans was 30+ DPD at December 31, 2019.
Of the $1.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2020, $549 million was accruing, compared with $1.9 billion past due and $855 million accruing at December 31, 2019.
Table 6.11 provides the outstanding balances of our consumer loan portfolio by FICO score. Substantially all of the scored consumer portfolio has an updated FICO score of 680 and above, reflecting a strong current borrower credit profile. FICO scores are not available for certain loan types, or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $11.3 billion and $9.1 billion at September 30, 2020, and December 31, 2019, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.11: Consumer Loan Categories by FICO and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
September 30, 2020
By FICO:
Real estate 1-4 family first mortgage
800+	$22,861	32,129	12,129	20,712	25,429	46,803	3,644	510	164,217
760-799	13,693	11,343	3,522	5,002	5,507	11,999	1,428	279	52,773
720-759	4,224	3,822	1,376	1,994	2,397	7,526	910	273	22,522
680-719	1,249	1,170	552	745	901	4,718	557	230	10,122
640-679	253	292	184	237	267	2,588	263	163	4,247
600-639	30	77	66	91	77	1,522	131	107	2,101
< 600	16	24	37	44	85	1,994	174	189	2,563
No FICO available	109	252	86	128	171	2,109	263	390	3,508
Government insured/guaranteed loans (2)	204	794	969	1,248	2,646	27,076	—	—	32,937
Total real estate 1-4 family first mortgage	42,639	49,903	18,921	30,201	37,480	106,335	7,370	2,141	294,990
Real estate 1-4 family junior lien mortgage
800+	—	—	—	—	—	325	8,689	1,926	10,940
760-799	—	—	—	—	—	193	3,213	1,100	4,506
720-759	—	—	—	—	—	233	2,224	1,109	3,566
680-719	—	—	—	—	—	204	1,337	930	2,471
640-679	—	—	—	—	—	114	546	528	1,188
600-639	—	—	—	—	—	70	264	323	657
< 600	—	—	—	—	—	87	291	432	810
No FICO available	17	41	47	43	36	95	456	289	1,024
Total real estate 1-4 family junior lien mortgage	17	41	47	43	36	1,321	17,020	6,637	25,162
Credit card
800+	—	—	—	—	—	—	3,827	1	3,828
760-799	—	—	—	—	—	—	5,312	7	5,319
720-759	—	—	—	—	—	—	7,795	28	7,823
680-719	—	—	—	—	—	—	8,731	60	8,791
640-679	—	—	—	—	—	—	5,495	65	5,560
600-639	—	—	—	—	—	—	2,223	49	2,272
< 600	—	—	—	—	—	—	2,325	92	2,417
No FICO available	—	—	—	—	—	—	10	1	11
Total credit card	—	—	—	—	—	—	35,718	303	36,021
Automobile
800+	2,102	2,856	1,378	861	577	168	—	—	7,942
760-799	2,333	2,951	1,276	684	449	128	—	—	7,821
720-759	2,565	2,806	1,251	687	498	153	—	—	7,960
680-719	2,950	2,839	1,224	648	505	157	—	—	8,323
640-679	2,839	2,190	871	464	409	137	—	—	6,910
600-639	1,830	1,335	542	315	328	121	—	—	4,471
< 600	1,198	1,460	814	541	660	263	—	—	4,936
No FICO available	6	33	4	11	20	13	—	—	87
Total automobile	15,823	16,470	7,360	4,211	3,446	1,140	—	—	48,450
Other revolving credit and installment
800+	621	964	583	432	439	2,070	2,454	23	7,586
760-799	485	676	365	240	225	1,058	1,198	18	4,265
720-759	330	515	303	195	184	830	954	26	3,337
680-719	180	363	229	147	134	590	838	28	2,509
640-679	70	167	117	77	70	323	439	20	1,283
600-639	18	51	41	31	31	154	165	14	505
< 600	10	48	47	33	33	143	166	20	500
No FICO available	109	204	140	99	15	73	1,191	35	1,866
FICO not required	—	—	—	—	—	—	11,319	—	11,319
Total other revolving credit and installment	1,823	2,988	1,825	1,254	1,131	5,241	18,724	184	33,170
Total consumer loans	$60,302	69,402	28,153	35,709	42,093	114,037	78,832	9,265	437,793

(continued on next page)

(continued from prior page)

	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Credit card	Automobile	Other revolving credit and installment	Total
December 31, 2019
By FICO:
800+	$165,460	11,851	4,037	7,900	7,585	196,833
760-799	61,559	5,483	5,648	7,624	4,915	85,229
720-759	27,879	4,407	8,376	7,839	4,097	52,598
680-719	12,844	3,192	9,732	7,871	3,212	36,851
640-679	5,068	1,499	6,626	6,324	1,730	21,247
600-639	2,392	782	2,853	4,230	670	10,927
< 600	3,264	1,164	3,373	6,041	704	14,546
No FICO available	3,656	1,118	368	44	2,316	7,502
FICO not required	—	—	—	—	9,075	9,075
Government insured/guaranteed loans (2)	11,170	—	—	—	—	11,170
Total consumer loans (excluding PCI)	293,292	29,496	41,013	47,873	34,304	445,978
Total consumer PCI loans (carrying value) (3)	555	13	—	—	—	568
Total consumer loans	$293,847	29,509	41,013	47,873	34,304	446,546
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(3)41% of the adjusted unpaid principal balance for consumer PCI loans had FICO scores less than 680 and 19% where no FICO was available to us at December 31, 2019.
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

Note 6: Loans and Related Allowance for Credit Losses (continued)

Table 6.12: Consumer Loan Categories by LTV/CLTV and Vintage (1)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
September 30, 2020
Real estate 1-4 family first mortgage
By LTV/CLTV:
0-60%	$12,777	15,718	6,606	13,753	21,870	65,355	5,138	1,605	142,822
60.01-80%	27,558	28,843	9,775	14,099	12,226	12,003	1,485	359	106,348
80.01-100%	1,981	4,293	1,419	943	567	1,321	488	119	11,131
100.01-120% (2)	20	110	64	59	56	226	150	32	717
> 120% (2)	10	49	22	21	23	100	53	12	290
No LTV/CLTV available	89	96	66	78	92	254	56	14	745
Government insured/guaranteed loans (3)	204	794	969	1,248	2,646	27,076	—	—	32,937
Total real estate 1-4 family first mortgage	42,639	49,903	18,921	30,201	37,480	106,335	7,370	2,141	294,990
Real estate 1-4 family junior lien mortgage
By LTV/CLTV:
0-60%	—	—	—	—	—	572	8,819	3,829	13,220
60.01-80%	—	—	—	—	—	373	5,784	1,740	7,897
80.01-100%	—	—	—	—	—	229	1,772	773	2,774
100.01-120% (2)	—	—	—	—	—	74	452	193	719
> 120% (2)	—	—	—	—	—	22	167	61	250
No LTV/CLTV available	17	41	47	43	36	51	26	41	302
Total real estate 1-4 family junior lien mortgage	17	41	47	43	36	1,321	17,020	6,637	25,162
Total	$42,656	49,944	18,968	30,244	37,516	107,656	24,390	8,778	320,152
December 31, 2019							Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
By LTV/CLTV:
0-60%							$151,478	14,603	166,081
60.01-80%							114,795	9,663	124,458
80.01-100%							13,867	3,574	17,441
100.01-120% (2)							860	978	1,838
> 120% (2)							338	336	674
No LTV/CLTV available							784	342	1,126
Government insured/guaranteed loans (3)							11,170	—	11,170
Total consumer loans (excluding PCI)							293,292	29,496	322,788
Total consumer PCI loans (carrying value) (4)							555	13	568
Total consumer loans							$293,847	29,509	323,356
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(3)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
(4)9% of the adjusted unpaid principal balance for consumer PCI loans have LTV/CLTV amounts greater than 80% at December 31, 2019.

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
Table 6.13: Nonaccrual Loans (1)

	Amortized cost		Nine months ended September 30, 2020
(in millions)	Nonaccrual loans	Nonaccrual loans without related allowance for credit losses (2)	Recognized interest income
September 30, 2020
Commercial:
Commercial and industrial	$2,834	293	48
Real estate mortgage	1,343	113	25
Real estate construction	34	2	6
Lease financing	187	18	—
Total commercial	4,398	426	79
Consumer:
Real estate 1-4 family first mortgage	2,641	1,549	116
Real estate 1-4 family junior lien mortgage	767	465	39
Automobile	176	—	12
Other revolving credit and installment	40	—	2
Total consumer	3,624	2,014	169
Total nonaccrual loans	$8,022	2,440	248
December 31, 2019 (1)
Commercial:
Commercial and industrial	$1,545
Real estate mortgage	573
Real estate construction	41
Lease financing	95
Total commercial	2,254
Consumer:
Real estate 1-4 family first mortgage	2,150
Real estate 1-4 family junior lien mortgage	796
Automobile	106
Other revolving credit and installment	40
Total consumer	3,092
Total nonaccrual loans (excluding PCI)	$5,346
(1)Disclosure is not comparative due to our adoption of CECL on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE  Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $2.3 billion and $3.5 billion at September 30, 2020, and December 31, 2019, respectively, which included $1.9 billion and $2.8 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on real estate 1-4 family mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

Note 6: Loans and Related Allowance for Credit Losses (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 6.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 6.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2020	Dec 31, 2019
Total:	$11,698	7,285
Less: FHA insured/VA guaranteed (1)	11,041	6,352
Total, not government insured/guaranteed	$657	933
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$61	47
Real estate mortgage	47	31
Total commercial	108	78
Consumer:
Real estate 1-4 family first mortgage	97	112
Real estate 1-4 family junior lien mortgage	28	32
Credit card	297	546
Automobile	50	78
Other revolving credit and installment	77	87
Total consumer	549	855
Total, not government insured/guaranteed	$657	933
(1)Represents loans whose repayments are largely insured by the FHA or guaranteed by the VA.

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
(1)Included the recorded investment of $1.2 billion at December 31, 2019 of government insured/guaranteed loans that are predominantly insured by the FHA or guaranteed by the VA and generally do not have an ACL. Impaired loans may also have limited, if any, ACL when the recorded investment of the loan approximates estimated net realizable value as a result of charge-offs prior to a TDR modification.

Note 6: Loans and Related Allowance for Credit Losses (continued)

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
(1)Included interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.
TROUBLED DEBT RESTRUCTURINGS When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $14.6 billion and $11.8 billion at September 30, 2020, and December 31, 2019, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies).
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $477 million and $500 million at September 30, 2020, and December 31, 2019, respectively.

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
Table 6.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended September 30, 2020
Commercial:
Commercial and industrial	$—	7	882	889	44	0.79%	$7
Real estate mortgage	—	5	238	243	5	1.38	5
Real estate construction	9	1	1	11	—	5.25	1
Lease financing	—	—	—	—	—	—	—
Total commercial	9	13	1,121	1,143	49	1.29	13
Consumer:
Real estate 1-4 family first mortgage	1	4	2,576	2,581	1	2.06	4
Real estate 1-4 family junior lien mortgage	—	2	59	61	2	2.63	2
Credit card	—	72	—	72	—	15.06	72
Automobile	—	1	65	66	35	3.99	1
Other revolving credit and installment	—	3	24	27	1	7.36	3
Trial modifications (5)	—	—	10	10	—	—	—
Total consumer	1	82	2,734	2,817	39	13.64	82
Total	$10	95	3,855	3,960	88	12.07%	$95
Quarter ended September 30, 2019
Commercial:
Commercial and industrial	$13	9	209	231	39	0.67%	$9
Real estate mortgage	—	4	72	76	—	0.91	4
Real estate construction	—	1	15	16	—	1.00	1
Lease financing	—	—	2	2	—	—	—
Total commercial	13	14	298	325	39	0.75	14
Consumer:
Real estate 1-4 family first mortgage	24	4	199	227	—	2.11	16
Real estate 1-4 family junior lien mortgage	1	8	19	28	—	2.49	9
Credit card	—	94	—	94	—	12.78	94
Automobile	2	3	12	17	7	5.30	3
Other revolving credit and installment	—	14	2	16	—	8.38	14
Trial modifications (5)	—	—	6	6	—	—	—
Total consumer	27	123	238	388	7	10.23	136
Total	$40	137	536	713	46	9.32%	$150

(continued on following page)

Note 6: Loans and Related Allowance for Credit Losses (continued)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Nine months ended September 30, 2020
Commercial:
Commercial and industrial	$18	39	2,144	2,201	126	0.74%	$39
Real estate mortgage	—	23	488	511	5	1.21	23
Real estate construction	9	1	7	17	—	4.29	1
Lease financing	—	—	1	1	—	—	—
Total commercial	27	63	2,640	2,730	131	0.98	63
Consumer:
Real estate 1-4 family first mortgage	42	10	3,021	3,073	2	1.76	35
Real estate 1-4 family junior lien mortgage	4	10	95	109	2	2.43	11
Credit card	—	229	—	229	—	13.31	229
Automobile	3	5	119	127	69	4.45	5
Other revolving credit and installment	—	18	32	50	1	7.65	18
Trial modifications (5)	—	—	(1)	(1)	—	—	—
Total consumer	49	272	3,266	3,587	74	11.03	298
Total	$76	335	5,906	6,317	205	9.29%	$361
Nine months ended September 30, 2019
Commercial:
Commercial and industrial	$13	54	943	1,010	78	0.47%	$54
Real estate mortgage	—	30	240	270	—	0.59	30
Real estate construction	13	1	31	45	—	1.00	1
Lease financing	—	—	2	2	—	—	—
Total commercial	26	85	1,216	1,327	78	0.51	85
Consumer:
Real estate 1-4 family first mortgage	87	9	674	770	1	1.96	54
Real estate 1-4 family junior lien mortgage	4	30	65	99	2	2.38	32
Credit card	—	280	—	280	—	13.11	280
Automobile	6	7	38	51	21	4.84	7
Other revolving credit and installment	—	37	6	43	—	7.92	37
Trial modifications (5)	—	—	11	11	—	—	—
Total consumer	97	363	794	1,254	24	10.19	410
Total	$123	448	2,010	2,581	102	8.52%	$495
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $382 million and $188 million for the quarters ended September 30, 2020 and 2019, respectively, and $866 million and $871 million for the first nine months of 2020 and 2019, respectively.
(2)Other concessions include loans with payment (principal and/or interest) deferral, loans discharged in bankruptcy, and loans with renewals, extensions, or other changes to original contract terms and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate. The reported amounts include COVID-related payment deferrals that are new TDRs and exclude COVID-related payment deferrals previously reported as TDRs given limited current financial effects other than the payment deferral.
(3)Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in deferring or legally forgiving principal of $2 million and $16 million for the quarters ended September 30, 2020 and 2019, respectively, and $34 million and $22 million for the first nine months of 2020 and 2019, respectively.
(4)Reflects the effect of reduced interest rates on loans with an interest rate concession as one of its concession types, which includes loans reported as a principal primary modification type that also have an interest rate concession.
(5)Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of previously reported trial modifications that became permanent in the current period.

Table 6.18 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 6.18: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Commercial:
Commercial and industrial	$138	24	360	72
Real estate mortgage	3	5	105	38
Real estate construction	—	12	—	15
Total commercial	141	41	465	125
Consumer:
Real estate 1-4 family first mortgage	8	8	26	32
Real estate 1-4 family junior lien mortgage	1	2	9	11
Credit card	11	23	56	65
Automobile	11	2	14	9
Other revolving credit and installment	1	2	4	5
Total consumer	32	37	109	122
Total	$173	78	574	247

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activity) in our 2019 Form 10-K for additional information about our leasing activities.

As a Lessor
Table 7.1 presents the composition of our leasing revenue.

Table 7.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest income on lease financing	$144	208	$551	655
Other lease revenues:
Variable revenues on lease financing	26	23	80	74
Fixed revenues on operating leases	287	339	895	1,069
Variable revenues on operating leases	9	16	34	48
Other lease-related revenues (1)	11	24	12	79
Lease income	333	402	1,021	1,270
Total leasing revenue	$477	610	$1,572	1,925
(1)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.

As a Lessee
Substantially all of our leases are operating leases. Table 7.2 presents balances for our operating leases.

Table 7.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2020	Dec 31, 2019
ROU assets	$4,421	4,724
Lease liabilities	5,022	5,297

Table 7.3 provides the composition of our lease costs, which are predominantly included in occupancy expense.

Table 7.3: Lease Costs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Fixed lease expense – operating leases	$286	302	$869	890
Variable lease expense	81	81	227	234
Other (1)	(7)	(40)	(63)	(57)
Total lease costs	$360	343	$1,033	1,067
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Note 8: Equity Securities
Table 8.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).

Table 8.1: Equity Securities

(in millions)	Sep 30, 2020	Dec 31, 2019
Held for trading at fair value:
Marketable equity securities	$14,058	27,440
Not held for trading:
Fair value:
Marketable equity securities (1)	2,412	6,481
Nonmarketable equity securities	8,583	8,015
Total equity securities at fair value	10,995	14,496
Equity method:
Low income housing tax credit investments	11,295	11,343
Private equity	2,841	3,459
Tax-advantaged renewable energy	4,142	3,811
New market tax credit and other	356	387
Total equity method	18,634	19,000
Other:
Federal Reserve Bank stock and other at cost (2)	3,585	4,790
Private equity (3)	3,897	2,515
Total equity securities not held for trading	37,111	40,801
Total equity securities	$51,169	68,241
(1)Includes $206 million and $3.8 billion at September 30, 2020, and December 31, 2019, respectively, related to securities held as economic hedges of our deferred compensation plan liabilities. In second quarter 2020, we entered into arrangements to transition our economic hedges of our deferred compensation plan liabilities from equity securities to derivative instruments.
(2)Includes $3.5 billion and $4.8 billion at September 30, 2020, and December 31, 2019, respectively, related to investments in Federal Reserve Bank and Federal Home Loan Bank stock.
(3)Represents nonmarketable equity securities accounted for under the measurement alternative.

Equity Securities Held for Trading
Equity securities held for trading purposes are marketable equity securities traded on organized exchanges. These securities are held as part of our customer accommodation trading activities. For additional information on these activities, see Note 4 (Trading Activities).

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

EQUITY METHOD Our equity method investments consist of tax credit and private equity investments, the majority of which are our low income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low income housing. These investments typically generate a return through realization of federal tax credit and other tax benefits. In the third quarter and first nine months of 2020, we recognized pre-tax losses of $336 million and $1.0 billion, respectively, related to our LIHTC investments, compared with $304 million and $875 million, respectively, for the same periods a year ago. These losses were recognized in other noninterest income. We also recognized total tax benefits of $422 million and $1.2 billion in the third quarter and first nine months of 2020, respectively, which included tax credits recorded to income taxes of $339 million and $970 million for the same periods, respectively. In the third quarter and first nine months of 2019, total tax benefits were $362 million and $1.1 billion, respectively, which included tax credits of $286 million and $891 million for the same periods, respectively. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.0 billion at September 30, 2020, and $4.3 billion at December 31, 2019. This liability for unfunded commitments is included in long-term debt.

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

Table 8.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$38	116	$(371)	757
Nonmarketable equity securities	265	1,477	585	3,145
Total equity securities carried at fair value	303	1,593	214	3,902
Net gains (losses) from nonmarketable equity securities not carried at fair value:
Impairment write-downs (1)	(535)	(43)	(1,576)	(110)
Net unrealized gains related to measurement alternative observable transactions (1)	1,030	158	1,276	489
Net realized gains on sale	60	623	259	1,029
Total nonmarketable equity securities not carried at fair value	555	738	(41)	1,408
Net gains (losses) from economic hedge derivatives (2)	(209)	(1,375)	(392)	(2,918)
Total net gains (losses) from equity securities not held for trading	$649	956	$(219)	2,392
(1)In third quarter 2020, we recorded $452 million of income related to a change in the accounting measurement model from the equity method to the measurement alternative for certain nonmarketable equity securities from our affiliated venture capital partnerships. This amount is comprised of $(434) million of impairment write-downs and $$658 million of net unrealized gains reported in the table above, as well as $228 million of equity method investment income reported in other noninterest income.
(2)Includes net gains (losses) on derivatives not designated as hedging instruments.

Measurement Alternative
Table 8.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 8.2.

Table 8.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2020	2019	2020	2019
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$1,030	158	$1,276	500
Gross unrealized losses due to observable price changes	—	—	—	(11)
Impairment write-downs	(506)	(20)	(918)	(53)
Realized net gains from sale	8	36	21	161
Total net gains (losses) recognized during the period	$532	174	$379	597

Table 8.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.

Table 8.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2020	Dec 31, 2019
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$2,138	973
Gross unrealized losses due to observable price changes	(43)	(42)
Impairment write-downs	(1,024)	(134)

Note 9: Other Assets
Table 9.1 presents the components of other assets.

Table 9.1: Other Assets

(in millions)	Sep 30, 2020	Dec 31, 2019
Corporate/bank-owned life insurance	$20,303	20,070
Accounts receivable (1)	34,524	29,137
Interest receivable:
AFS and HTM debt securities	1,399	1,729
Loans	3,074	3,099
Trading and other	409	758
Customer relationship and other amortized intangibles	352	423
Foreclosed assets:
Residential real estate:
Government insured/guaranteed (1)	22	50
Non-government insured/guaranteed	82	172
Other	52	81
Operating lease assets (lessor)	7,573	8,221
Operating lease ROU assets (lessee)	4,421	4,724
Due from customers on acceptances	207	253
Other	13,756	10,200
Total other assets	$86,174	78,917
(1)Certain government-guaranteed residential real estate mortgage loans upon foreclosure are included in Accounts receivable. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

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
Table 10.1 provides the classifications of assets and liabilities in our balance sheet for our transactions with VIEs.
Table 10.1: Balance Sheet Transactions with VIEs

(in millions)	VIEs that we do not consolidate	VIEs that we consolidate	Transfers that we account for as secured borrowings	Total
September 30, 2020
Cash and due from banks	$—	16	—	16
Interest-earning deposits with banks	—	—	—	—
Debt securities (1):
Trading debt securities	1,869	267	—	2,136
Available-for-sale debt securities	1,484	395	—	1,879
Held-to-maturity debt securities	1,170	—	—	1,170
Loans	1,960	10,634	69	12,663
Mortgage servicing rights	7,009	—	—	7,009
Derivative assets	247	1	—	248
Equity securities	11,356	72	—	11,428
Other assets	1,002	214	—	1,216
Total assets	26,097	11,599	69	37,765
Short-term borrowings	—	595	—	595
Derivative liabilities	2	1	—	3
Accrued expenses and other liabilities	223	229	—	452
Long-term debt	4,080	215	68	4,363
Total liabilities	4,305	1,040	68	5,413
Noncontrolling interests	—	35	—	35
Net assets	$21,792	10,524	1	32,317
December 31, 2019
Cash and due from banks	$—	16	—	16
Interest-earning deposits with banks	—	284	—	284
Debt securities (1):
Trading debt securities	792	339	—	1,131
Available-for-sale debt securities	1,696	201	—	1,897
Held-to-maturity debt securities	791	—	—	791
Loans	2,127	13,170	80	15,377
Mortgage servicing rights	11,884	—	—	11,884
Derivative assets	142	1	—	143
Equity securities	11,401	118	—	11,519
Other assets	1,268	239	—	1,507
Total assets	30,101	14,368	80	44,549
Short-term borrowings	—	401	—	401
Derivative liabilities	1	3	—	4
Accrued expenses and other liabilities	189	235	—	424
Long-term debt	4,817	587	79	5,483
Total liabilities	5,007	1,226	79	6,312
Noncontrolling interests	—	43	—	43
Net assets	$25,094	13,099	1	38,194
(1)Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).
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
Table 10.2: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
September 30, 2020
Residential mortgage loan securitizations:
Conforming (2)	$979,592	2,067	6,787	—	(217)	8,637
Other/nonconforming	5,762	15	38	—	—	53
Commercial mortgage loan securitizations (2)	177,421	2,512	1,186	179	(76)	3,801
Tax credit structures	39,532	13,094	—	—	(4,010)	9,084
Other asset-based finance structures	865	100	—	66	—	166
Other	1,153	51	—	—	—	51
Total	$1,204,325	17,839	8,011	245	(4,303)	21,792
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$2,047	6,787	—	1,355	10,189
Other/nonconforming		15	38	—	—	53
Commercial mortgage loan securitizations (2)		2,461	1,186	179	12,200	16,026
Tax credit structures		13,094	—	—	1,331	14,425
Other asset-based finance structures		100	—	70	71	241
Other		51	—	—	157	208
Total		$17,768	8,011	249	15,114	41,142

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Net assets
December 31, 2019
Residential mortgage loan securitizations:
Conforming (2)	$1,098,103	1,528	11,931	—	(683)	12,776
Other/nonconforming	5,178	6	152	—	—	158
Commercial mortgage loan securitizations (2)	169,736	2,239	1,069	80	(43)	3,345
Tax credit structures	39,091	12,826	—	—	(4,260)	8,566
Other asset-based finance structures	1,355	157	—	61	(20)	198
Other	1,167	51	—	—	—	51
Total	$1,314,630	16,807	13,152	141	(5,006)	25,094
		Maximum exposure to loss
		Debt and equity interests (1)	Servicing assets and advances	Derivatives	Debt, guarantees, and other commitments	Total exposure
Residential mortgage loan securitizations:
Conforming (2)		$972	11,931	—	937	13,840
Other/nonconforming		6	152	—	—	158
Commercial mortgage loan securitizations (2)		2,239	1,069	80	11,667	15,055
Tax credit structures		12,826	—	—	1,701	14,527
Other asset-based finance structures		157	—	63	91	311
Other		51	—	—	157	208
Total		$16,251	13,152	143	14,553	44,099
(1)Includes total equity interests of $11.4 billion at both September 30, 2020, and December 31, 2019. Also includes debt interests in the form of both loans and securities. Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
(2)Carrying values include assets and related liabilities of $71 million and $556 million at September 30, 2020, and December 31, 2019, respectively, related to certain unexercised unconditional repurchase options. These amounts represent the carrying value of the loans and associated debt that would be payable if the option was exercised to repurchase eligible loans from GNMA residential and multifamily loan securitizations. These amounts are excluded from maximum exposure to loss as we are not obligated to exercise the options.
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

Note 10: Securitizations and Variable Interest Entities (continued)
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
Table 10.3: Transfers With Continuing Involvement

(in millions)		2020		2019
Quarter ended September 30,	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Net gains (losses) on sale	$1	54	25	72
Asset balances sold	71,032	2,430	48,378	4,419
Servicing rights recognized	477	32	532	33
Securities recognized (1)	12,024	5	4,271	—
Liability for repurchase losses recognized	8	—	5	—
Nine months ended September 30,
Net gains (losses) on sale	$53	187	85	193
Asset balances sold	182,473	7,663	119,153	10,479
Servicing rights recognized	1,366	114	1,239	92
Securities recognized (1)	14,074	79	7,665	—
Liability for repurchase losses recognized	15	—	13	—
(1)Includes securities retained upon initial transfer and subsequent sales during the periods presented, which may result in a net reduction of securities recognized.
Table 10.4 presents the key weighted average assumptions we used to measure residential MSRs at the date of securitization.
Table 10.4: Residential Mortgage Servicing Rights

	Residential mortgage servicing rights
	2020	2019
Quarter ended September 30,
Prepayment speed (1)	16.7%	13.2
Discount rate	6.7	7.4
Cost to service ($ per loan) (2)	$107	101
Nine months ended September 30,
Prepayment speed (1)	15.0%	13.3
Discount rate	6.8	7.6
Cost to service ($ per loan) (2)	$99	106
(1)The prepayment speed assumption for residential MSRs includes a blend of prepayment speeds and default rates. Prepayment speed assumptions are influenced by mortgage interest rate inputs as well as our estimation of drivers of borrower behavior.
(2)Includes costs to service and unreimbursed foreclosure costs, which can vary period to period due to changes in model assumptions and the mix of modified government-guaranteed loans sold to GNMA.
Table 10.5 presents the proceeds related to transfers accounted for as sales in which we have continuing involvement with the transferred financial assets, as well as current period cash flows from continuing involvement with previous transfers accounted for as sales. Cash flows from other interests held exclude cash flows from certain debt securities related to loans serviced for FNMA, FHLMC and GNMA and predominantly include principal and interest payments received on retained bonds. Repurchases of assets represent cash paid to repurchase loans from investors under representation and warranty obligations or in connection with the exercise of cleanup calls on securitizations. Loss reimbursements are cash paid to reimburse investors for losses on individual loans that are already liquidated. Repurchases of government insured loans result from the exercise of our option, as servicer, to repurchase loans from GNMA loan securitization pools, when three scheduled loan payments remain unpaid by the borrower. These loans are insured by the FHA or guaranteed by the VA. Cash flows from servicing advances include principal and interest payments to investors required by servicing agreements.

Table 10.5: Cash Inflows (Outflows) From Sales and Securitization Activity

	Mortgage loans
(in millions)	2020	2019
Quarter ended September 30,
Proceeds from securitizations and whole loan sales	$73,673	52,274
Fees from servicing rights retained	676	793
Cash flows from other interests held	174	131
Repurchases of assets/loss reimbursements:
Non-agency securitizations and whole loan transactions	1	(1,369)
Government insured loans	(21,905)	(1,402)
Agency securitizations	(152)	(26)
Servicing advances, net of recoveries	(66)	73
Nine months ended September 30,
Proceeds from securitizations and whole loan sales	$188,911	128,478
Fees from servicing rights retained	2,095	2,359
Cash flows from other interests held	533	375
Repurchases of assets/loss reimbursements:
Non-agency securitizations and whole loan transactions	—	(1,370)
Government insured loans	(26,939)	(4,590)
Agency securitizations	(213)	(70)
Servicing advances, net of recoveries	(126)	166

Note 10: Securitizations and Variable Interest Entities (continued)
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
Table 10.6: Retained Interests from Unconsolidated VIEs

	Residential mortgage servicing rights	Other interests held
($ in millions, except cost to service amounts)		Subordinated bonds	Senior bonds
Fair value of interests held at September 30, 2020	$6,355	1,009	276
Expected weighted average life (in years)	3.7	6.8	6.3
Key economic assumptions:
Prepayment speed assumption	19.7%
Decrease in fair value from:
10% adverse change	$452
25% adverse change	1,044
Discount rate assumption	5.8%	5.3	1.5
Decrease in fair value from:
100 basis point increase	$236	56	15
200 basis point increase	454	109	29
Cost to service assumption ($ per loan)	138
Decrease in fair value from:
10% adverse change	204
25% adverse change	508
Credit loss assumption		4.5%	—
Decrease in fair value from:
10% higher losses		$32	—
25% higher losses		35	—
Fair value of interests held at December 31, 2019	$11,517	909	352
Expected weighted average life (in years)	5.3	7.3	5.5
Key economic assumptions:
Prepayment speed assumption	11.9%
Decrease in fair value from:
10% adverse change	$537
25% adverse change	1,261
Discount rate assumption	7.2%	4.0	2.9
Decrease in fair value from:
100 basis point increase	$464	53	16
200 basis point increase	889	103	32
Cost to service assumption ($ per loan)	102
Decrease in fair value from:
10% adverse change	253
25% adverse change	632
Credit loss assumption		3.1%	—
Decrease in fair value from:
10% higher losses		$1	—
25% higher losses		4	—
In addition to residential MSRs included in the previous table, we have a small portfolio of commercial MSRs, which are carried at the lower of cost or fair value (LOCOM), with a fair value of $1.4 billion and $1.9 billion at September 30, 2020, and
December 31, 2019, respectively. Prepayment assumptions do not significantly impact values of commercial MSRs and commercial mortgage bonds as commercial loans generally include contractual restrictions on prepayment. Servicing costs are not a driver of our MSR value as we are typically primary or master servicer; the higher costs of servicing delinquent and foreclosed loans is generally borne by the special servicer. The primary economic driver impacting the fair value of our commercial MSRs is forward interest rates, which are derived from market observable yield curves used to price capital markets instruments. Market interest rates significantly affect interest earned on custodial deposit balances. The sensitivity of the current fair value of our commercial MSRs to a hypothetical immediate adverse 25% change in the assumption about interest earned on deposit balances at September 30, 2020, and December 31, 2019, would result in a decrease in fair value of $89 million and $205 million, respectively. See Note 11 (Mortgage Banking Activities) for additional information on our commercial MSRs.
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
Table 10.7: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended Sep 30,
(in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	2020	2019
Commercial:
Real estate mortgage	$114,479	112,507	2,363	776	129	109
Total commercial	114,479	112,507	2,363	776	129	109
Consumer:
Real estate 1-4 family first mortgage	875,298	1,008,446	36,605	6,664	71	180
Real estate 1-4 family junior lien mortgage	10	13	2	2	—	—
Total consumer	875,308	1,008,459	36,607	6,666	71	180
Total off-balance sheet sold or securitized loans (3)	$989,787	1,120,966	38,970	7,442	200	289
(1)Includes $397 million and $492 million of commercial foreclosed assets and $264 million and $356 million of consumer foreclosed assets at September 30, 2020, and December 31, 2019, respectively.
(2)Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.
(3)At September 30, 2020, and December 31, 2019, the table includes total loans of $920.7 billion and $1.0 trillion respectively, delinquent loans of $35.0 billion and $5.2 billion, respectively, and foreclosed assets of $205 million and $251 million, respectively, for FNMA, FHLMC and GNMA.

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
Table 10.8: Transactions with Consolidated VIEs and Secured Borrowings

		Carrying value
(in millions)	Total VIE assets	Assets	Liabilities	Noncontrolling interests	Net assets
September 30, 2020
Secured borrowings:
Residential mortgage securitizations	$69	69	(68)	—	1
Total secured borrowings	69	69	(68)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	6,978	4,924	(227)	(13)	4,684
Nonconforming residential mortgage loan securitizations	622	538	(214)	—	324
Commercial real estate loans	5,379	5,379	—	—	5,379
Municipal tender option bond securitizations	596	599	(596)	—	3
Other	159	159	(3)	(22)	134
Total consolidated VIEs	13,734	11,599	(1,040)	(35)	10,524
Total secured borrowings and consolidated VIEs	$13,803	11,668	(1,108)	(35)	10,525
December 31, 2019
Secured borrowings:
Residential mortgage securitizations	$81	80	(79)	—	1
Total secured borrowings	81	80	(79)	—	1
Consolidated VIEs:
Commercial and industrial loans and leases	8,054	8,042	(529)	(16)	7,497
Nonconforming residential mortgage loan securitizations	935	809	(290)	—	519
Commercial real estate loans	4,836	4,836	—	—	4,836
Municipal tender option bond securitizations	401	402	(401)	—	1
Other	279	279	(6)	(27)	246
Total consolidated VIEs	14,505	14,368	(1,226)	(43)	13,099
Total secured borrowings and consolidated VIEs	$14,586	14,448	(1,305)	(43)	13,100
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

Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $698 million and $2.1 billion at September 30, 2020, and December 31, 2019, respectively. During first quarter 2020, we liquidated certain of our trust preferred security VIEs. As part of these liquidations, the preferred securities issued by the trusts were canceled and junior subordinated debentures with a total carrying value of $1.4 billion were distributed to the preferred security holders. Prior to the liquidations, we held $10 million of these preferred securities, which were exchanged for junior subordinated debentures upon liquidation and subsequently retired with no impact to earnings. See Note 17 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was $30 million and $63 million in the third quarter and first nine months of 2020, respectively, compared with $10 million and $30 million for the same periods a year ago.

Note 11: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and the fair value method to residential MSRs. Table 11.1 presents the changes in MSRs measured using the fair value method.
Table 11.1: Analysis of Changes in Fair Value MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Fair value, beginning of period	$6,819	12,096	$11,517	14,649
Servicing from securitizations or asset transfers (1)	351	538	1,274	1,279
Sales and other (2)	—	(4)	(32)	(286)
Net additions	351	534	1,242	993
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	(294)	(718)	(3,916)	(2,811)
Servicing and foreclosure costs (4)	157	13	(265)	3
Discount rates	—	188	27	179
Prepayment estimates and other (5)	(80)	(445)	(451)	(302)
Net changes in valuation inputs or assumptions	(217)	(962)	(4,605)	(2,931)
Changes due to collection/realization of expected cash flows (6)	(598)	(596)	(1,799)	(1,639)
Total changes in fair value	(815)	(1,558)	(6,404)	(4,570)
Fair value, end of period	$6,355	11,072	$6,355	11,072
(1)Includes impacts associated with exercising cleanup calls on securitizations and our right to repurchase delinquent loans from GNMA loan securitization pools. MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.
(2)Includes sales and transfers of MSRs, which can result in an increase in MSRs if related to portfolios with servicing liabilities.
(3)Includes prepayment speed changes as well as other valuation changes due to changes in mortgage interest rates.
(4)Includes costs to service and unreimbursed foreclosure costs.
(5)Represents other changes in valuation model inputs or assumptions including prepayment speed estimation changes that are independent of mortgage interest rate changes.
(6)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.

Table 11.2 presents the changes in amortized MSRs.
Table 11.2: Analysis of Changes in Amortized MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Balance, beginning of period	$1,361	1,407	$1,430	1,443
Purchases	6	25	21	65
Servicing from securitizations or asset transfers	32	33	114	92
Amortization (1)	(74)	(68)	(240)	(203)
Balance, end of period	$1,325	1,397	$1,325	1,397
Fair value of amortized MSRs:
Beginning of period	$1,401	1,897	$1,872	2,288
End of period	1,400	1,813	1,400	1,813
(1)Commercial amortized MSRs are evaluated for impairment purposes by the following risk strata: agency (GSEs) for multi-family properties and non-agency. There was a $7 million and $37 million impairment recorded in the third quarter and first nine months of 2020, respectively, and an associated valuation allowance of $37 million recorded at September 30, 2020, on the commercial amortized MSRs.

Note 11: Mortgage Banking Activities (continued)
We present the components of our managed servicing portfolio in Table 11.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.

Table 11.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2020	Dec 31, 2019
Residential mortgage servicing:
Serviced and subserviced for others	$920	1,065
Owned loans serviced	342	343
Total residential servicing	1,262	1,408
Commercial mortgage servicing:
Serviced and subserviced for others	579	575
Owned loans serviced	123	124
Total commercial servicing	702	699
Total managed servicing portfolio	$1,964	2,107
Total serviced for others, excluding subserviced for others	$1,488	1,629
Ratio of MSRs to related loans serviced for others	0.52%	0.79
Weighted average note rate (mortgage loans serviced for others)	4.13	4.25
At September 30, 2020, and December 31, 2019, we had servicer advances, net of an allowance for uncollectible amounts, of $2.6 billion and $2.0 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 11.4 presents the components of mortgage banking noninterest income.

Table 11.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2020	2019	2020	2019
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$838	924	$2,452	2,749
Unreimbursed direct servicing costs (1)		(121)	(118)	(333)	(272)
Servicing fees		717	806	2,119	2,477
Amortization (2)		(74)	(68)	(240)	(203)
Changes due to collection/realization of expected cash flows (3)	(A)	(598)	(596)	(1,799)	(1,639)
Net servicing fees		45	142	80	635
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(217)	(962)	(4,605)	(2,931)
Net derivative gains from economic hedges (5)		513	678	4,448	2,795
Market-related valuation changes to MSRs, net of hedge results		296	(284)	(157)	(136)
Total servicing income (loss), net		341	(142)	(77)	499
Net gains on mortgage loan origination/sales activities (6)		1,249	608	2,363	1,433
Total mortgage banking noninterest income		$1,590	466	$2,286	1,932
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(815)	(1,558)	$(6,404)	(4,570)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)Includes a $7 million and $37 million impairment recorded in the third quarter and first nine months of 2020, respectively, on the commercial amortized MSRs.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 11.1 in this Note for more detail.
(5)See Note 15 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $(297) million and $(1.6) billion in the third quarter and first nine months of 2020, respectively, and $58 million and $(376) million in the third quarter and first nine months of 2019, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Note 12: Intangible Assets
Table 12.1 presents the gross carrying value of intangible assets and accumulated amortization.
Table 12.1: Intangible Assets

	September 30, 2020			December 31, 2019
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,557	(3,232)	1,325	4,422	(2,992)	1,430
Customer relationship and other intangibles	879	(527)	352	947	(524)	423
Total amortized intangible assets	$5,436	(3,759)	1,677	5,369	(3,516)	1,853
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$6,355			11,517
Goodwill	26,387			26,390
Trademark	14			14
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $37 million valuation allowance recorded for amortized MSRs at September 30, 2020. See Note 11 (Mortgage Banking Activities) for additional information on MSRs.

Table 12.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2020. Future amortization expense may vary from these projections.
Table 12.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Nine months ended September 30, 2020 (actual)	$240	71	311
Estimate for the remainder of 2020	$66	24	90
Estimate for year ended December 31,
2021	239	81	320
2022	212	68	280
2023	184	59	243
2024	159	48	207
2025	134	39	173
Table 12.3 shows the allocation of goodwill to our reportable operating segments. We assess goodwill for impairment at a reporting unit level, which is generally one level below the operating segments.
Table 12.3: Goodwill

(in millions)	Community Banking	Wholesale Banking	Wealth and Investment Management	Consolidated Company
December 31, 2018	$16,685	8,450	1,283	26,418
Reclassification of goodwill held for sale to other assets	—	(25)	—	(25)
Reduction in goodwill related to divested business and other	—	—	(7)	(7)
Foreign currency translation	—	2	—	2
September 30, 2019	$16,685	8,427	1,276	26,388
December 31, 2019	$16,685	8,429	1,276	26,390
Foreign currency translation	—	(3)	—	(3)
September 30, 2020	$16,685	8,426	1,276	26,387

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
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non- investment grade
September 30, 2020
Standby letters of credit	$195	12,381	4,287	1,844	446	18,958	7,484
Direct pay letters of credit	42	2,227	2,853	704	48	5,832	1,175
Written options (1)	(245)	13,356	10,851	2,379	152	26,738	16,205
Loans and MLHFS sold with recourse (2)	34	231	752	1,596	10,016	12,595	10,254
Exchange and clearing house guarantees	—	—	—	—	5,516	5,516	—
Other guarantees and indemnifications (3)	1	567	1	1	1,667	2,236	528
Total guarantees	$27	28,762	18,744	6,524	17,845	71,875	35,646
December 31, 2019
Standby letters of credit	$36	11,569	4,460	2,812	467	19,308	7,104
Direct pay letters of credit	—	1,861	3,815	824	105	6,605	1,184
Written options (1)	(345)	17,088	10,869	2,341	273	30,571	18,113
Loans and MLHFS sold with recourse (2)	52	114	576	1,356	10,050	12,096	9,835
Exchange and clearing house guarantees	—	—	—	—	4,817	4,817	—
Other guarantees and indemnifications (3)	1	785	1	3	809	1,598	698
Total guarantees	$(256)	31,417	19,721	7,336	16,521	74,995	36,934
(1)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 15 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(2)Represent recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Outstanding customer obligations under these arrangements were $176 million and $80 million with related collateral of $1.5 billion and $696 million at September 30, 2020, and December 31, 2019, respectively.

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
We provide debit and credit card transaction processing services through the payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation for payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder. If we are unable to collect the amounts from the merchant, we incur a loss for the refund to the cardholder. We are secondarily obligated to make a refund for transactions involving the sponsored merchant processing servicers. We have a low likelihood of loss since most products and services are delivered when purchased and amounts are refunded when items are returned to the merchant. In addition, we may reduce our risk by withholding future payments and requiring cash or other collateral. For the first nine months of 2020, we processed card transaction volume of $982.7 billion as a merchant acquiring bank, and related losses, including those from our joint venture entity, were immaterial.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These guaranteed liabilities were $2.4 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

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
Table 13.2: Pledged Assets

(in millions)	Sep 30, 2020	Dec 31, 2019
Related to trading activities:
Repledged third-party owned debt and equity securities	$37,121	60,083
Trading debt securities and other	20,483	51,083
Equity securities	835	1,379
Total pledged assets related to trading activities	58,439	112,545
Related to non-trading activities:
Loans	364,865	406,106
Debt securities:
Available-for-sale	55,479	61,126
Held-to-maturity	2,786	3,685
Mortgage loans held for sale	—	2,266
Total pledged assets related to non-trading activities	423,130	473,183
Related to VIEs:
Consolidated VIE assets	11,599	14,368
VIEs accounted for as secured borrowings	69	80
Loans eligible for repurchase from GNMA securitizations	76	568
Total pledged assets related to VIEs	11,744	15,016
Total pledged assets	$493,313	600,744

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
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on the balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the reported amount of such collateral to the

Note 13: Guarantees, Pledged Assets and Collateral, and Other Commitments (continued)
amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 13.3, we also have balance sheet netting related to derivatives that is disclosed in Note 15 (Derivatives).
Table 13.3: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2020	Dec 31, 2019
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$94,579	140,773
Gross amounts offset in consolidated balance sheet (1)	(11,066)	(19,180)
Net amounts in consolidated balance sheet (2)	83,513	121,593
Collateral not recognized in consolidated balance sheet (3)	(82,736)	(120,786)
Net amount (4)	$777	807
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$54,888	111,038
Gross amounts offset in consolidated balance sheet (1)	(11,066)	(19,180)
Net amounts in consolidated balance sheet (5)	43,822	91,858
Collateral pledged but not netted in consolidated balance sheet (6)	(43,602)	(91,709)
Net amount (4)	$220	149
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $69.2 billion and $102.1 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2020, and December 31, 2019, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $14.3 billion and $19.5 billion, at September 30, 2020, and December 31, 2019, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At September 30, 2020, and December 31, 2019, we have received total collateral with a fair value of $106.5 billion and $150.9 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $35.9 billion at September 30, 2020, and $59.1 billion at December 31, 2019.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At September 30, 2020, and December 31, 2019, we have pledged total collateral with a fair value of $56.5 billion and $113.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.

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

Table 13.4: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2020	Dec 31, 2019
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$22,342	48,161
Securities of U.S. States and political subdivisions	46	104
Federal agency mortgage-backed securities	13,184	44,737
Non-agency mortgage-backed securities	1,176	1,818
Corporate debt securities	8,780	7,126
Asset-backed securities	1,050	1,844
Equity securities	1,463	1,674
Other	830	705
Total repurchases	48,871	106,169
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	57	163
Federal agency mortgage-backed securities	42	—
Corporate debt securities	98	223
Equity securities (1)	5,788	4,481
Other	32	2
Total securities lending	6,017	4,869
Total repurchases and securities lending	$54,888	111,038
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 13.5 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 13.5: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2020
Repurchase agreements	$37,173	1,963	6,150	3,585	48,871
Securities lending arrangements	5,467	—	550	—	6,017
Total repurchases and securities lending (1)	$42,640	1,963	6,700	3,585	54,888
December 31, 2019
Repurchase agreements	$79,793	17,681	4,825	3,870	106,169
Securities lending arrangements	4,724	—	145	—	4,869
Total repurchases and securities lending (1)	$84,517	17,681	4,970	3,870	111,038
(1)Securities lending is executed under agreements that allow either party to terminate the transaction without notice, while repurchase agreements have a term structure to them that technically matures at a point in time. The overnight/continuous repurchase agreements require election of both parties to roll the trade rather than the election to terminate the arrangement as in securities lending.
OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of September 30, 2020, and December 31, 2019, we had commitments to purchase debt securities of $18 million in both periods and commitments to purchase equity securities of $3.2 billion and $2.7 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Other guarantees and indemnifications in Table 13.1.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $9.1 billion and $7.5 billion as of September 30, 2020, and December 31, 2019, respectively.
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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks, violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases that make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings. The Company has entered into an agreement pursuant to which the Company will pay $20.8 million to resolve the cases, subject to court approval.
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class action cases alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $643 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court granted final approval of the settlement on November 21, 2019. A putative class of shareholders also filed a securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action lawsuit in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. Allegations related to the CPI and GAP programs are among the subjects of shareholder derivative lawsuits pending in federal and state court in California. The court dismissed the state court action in September 2018, but plaintiffs filed an amended complaint in November 2018. The parties to the state court action have entered into an agreement to resolve the action pursuant to which the Company will pay plaintiffs’ attorneys’ fees and undertake certain business and governance practices. The state court granted final approval of the settlement on January 15, 2020, and a notice of appeal has been filed. These and other issues related to the origination, servicing, and collection of consumer automobile loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a securities fraud class action in the United States District Court for the Southern District of New

York alleging that the Company and certain of its current and former executive officers made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATION The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts.
CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT/PAYCHECK PROTECTION PROGRAM Plaintiffs have filed putative class actions in various federal courts against the Company. The actions seek damages and injunctive relief related to the Company’s offering of Paycheck Protection Program (PPP) loans under the Coronavirus Aid, Relief, and Economic Security Act, as well as claims for fees by purported agents who allegedly assisted customers with preparing PPP loan applications submitted to the Company. The Company has also received formal and informal inquiries from federal and state governmental agencies regarding its offering of PPP loans. In addition, Wells Fargo shareholders have brought a securities fraud class action in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements regarding the Company's participation in the PPP and the Company's compliance with related regulations.
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

Note 14: Legal Actions (continued)
MORTGAGE LOAN MODIFICATION LITIGATION Plaintiffs representing a putative class of mortgage borrowers have filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., Ryder v. Wells Fargo, Liguori v. Wells Fargo, and Dore v. Wells Fargo, against Wells Fargo Bank, N.A., in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, the United States District Court for the Southern District of Ohio, the United States District Court for the Southern District of New York, and the United States District Court for the Western District of Pennsylvania, respectively. Plaintiffs allege that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. The district court in the Hernandez case certified a nationwide breach of contract class for foreclosed borrowers and denied certification on claims pertaining to other impacted borrowers. In March 2020, the Company entered into an agreement pursuant to which the Company will pay $18.5 million to resolve the claims of the certified class in the Hernandez case, which was approved by the district court in October 2020. The plaintiffs and the Company have informed the district court that they will move to reopen the Hernandez settlement to include additional borrowers who the Company determined should have been included in the settlement class once the total number of additional borrowers has been confirmed. The Company has identified a population of additional borrowers during the relevant class period whose loans had not previously been reviewed for inclusion in the original population of impacted customers. The identification of these additional borrowers may also increase the potential class of mortgage borrowers in the other pending matters.
MORTGAGE-RELATED REGULATORY INVESTIGATIONS Federal and state government agencies, including the Department of Justice, have been investigating or examining certain mortgage related activities of Wells Fargo and predecessor institutions. Wells Fargo, for itself and for predecessor institutions, has responded to requests from these agencies seeking information regarding the origination, underwriting, and securitization of residential mortgages, including sub-prime mortgages. These agencies have advanced theories of purported liability with respect to certain of these activities. An agreement, pursuant to which the Company paid $2.09 billion, was reached in August 2018 to resolve the Department of Justice investigation, which related to certain 2005-2007 residential mortgage-backed securities activities. In addition, the Company reached an agreement with the Attorney General of the State of Illinois in November 2018 pursuant to which the Company paid $17 million in restitution to certain Illinois state pension funds and reached an agreement with the Attorney General of the State of Maryland in June 2020 pursuant to which the Company agreed to pay $20 million in restitution, in each case to resolve claims relating to certain residential mortgage-backed securities activities. Other financial institutions have entered into similar settlements with these agencies, the nature of which related to the specific activities of those financial institutions, including the imposition of significant financial penalties and remedial actions.
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
In addition, a number of lawsuits have been filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. First, various class plaintiffs, purporting to represent consumers who allege that they received products or services without their authorization or consent, have brought separate putative class actions against the Company in the United States District Court for the Northern District of California and various other jurisdictions. On June 14, 2018, the district court granted final approval of a settlement entered into by the Company in the first-filed action, Jabbari v. Wells Fargo Bank, N.A., pursuant to which the Company will pay $142 million to resolve claims regarding certain products or services provided without authorization or consent for the time period May 1, 2002 to April 20, 2017. On July 20, 2020, the United States Court of Appeals for the Ninth Circuit affirmed the district court's order granting final approval of the settlement. On September 29, 2020, the district court approved the settlement distribution to the Jabbari claimants. Second, the Company was subject to a consolidated securities fraud class action alleging certain misstatements and omissions in the Company’s disclosures related to sales practices matters. The Company entered into a settlement agreement to resolve this matter pursuant to which the Company paid $480 million. Third, Wells Fargo shareholders have brought numerous shareholder derivative lawsuits asserting breach of fiduciary duty claims against, among others, current and former directors and officers for their alleged involvement with and failure to detect and prevent sales practices issues. These actions are currently pending in the United States District Court for the Northern District of California and California state court as consolidated or coordinated proceedings. The parties have entered into settlement agreements to resolve the shareholder derivative lawsuits pursuant to which insurance carriers will pay the Company approximately $240 million for alleged damage to the Company, and the Company will pay plaintiffs’ attorneys’ fees. The federal court granted final approval of the settlement for its action on April 7, 2020. The state court granted final approval of the settlement for its action on January 15, 2020. Fourth, a purported Employee Retirement Income Security Act (ERISA) class action was filed in the United States District Court for the
District of Minnesota on behalf of 401(k) plan participants. The district court dismissed the action, and on July 27, 2020, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal.
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

Note 14: Legal Actions (continued)
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.4 billion as of September 30, 2020. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Wells Fargo is unable to determine whether the ultimate resolution of the retail sales practices matters will have a material adverse effect on its consolidated financial condition. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of other actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Note 15: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting, and derivatives held for customer accommodation trading or other purposes. For additional information on our derivative activities, see Note 18 (Derivatives) in our 2019 Form 10-K.
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
Table 15.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2020			December 31, 2019
	Notional or contractual amount		Fair value	Notional or contractual amount		Fair value
(in millions)		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$185,124	3,483	1,820	182,789	2,595	1,237
Foreign exchange contracts	38,477	587	616	32,386	341	1,170
Total derivatives designated as qualifying hedging instruments		4,070	2,436		2,936	2,407
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	344,263	470	266	235,810	207	160
Equity contracts	23,624	1,724	209	19,263	1,126	224
Foreign exchange contracts	44,282	422	555	26,595	118	286
Credit contracts – protection purchased	81	32	—	1,400	27	—
Subtotal		2,648	1,030		1,478	670
Customer accommodation trading and other derivatives:
Interest rate contracts	10,657,433	37,949	28,936	11,117,542	21,245	17,969
Commodity contracts	73,086	2,344	2,446	79,737	1,421	1,770
Equity contracts	305,900	13,009	16,066	272,145	7,410	10,240
Foreign exchange contracts	347,499	4,880	4,717	364,469	4,755	4,791
Credit contracts – protection sold	16,067	11	48	12,215	12	65
Credit contracts – protection purchased	25,657	75	17	24,030	69	18
Subtotal		58,268	52,230		34,912	34,853
Total derivatives not designated as hedging instruments		60,916	53,260		36,390	35,523
Total derivatives before netting		64,986	55,696		39,326	37,930
Netting		(41,271)	(41,929)		(25,123)	(28,851)
Total		$23,715	13,767		14,203	9,079

Note 15: Derivatives (continued)
Table 15.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the balance sheet. The “Gross amounts recognized” column in the following table includes $55.9 billion and $48.6 billion of gross derivative assets and liabilities, respectively, at September 30, 2020, and $33.7 billion and $33.5 billion, respectively, at December 31, 2019, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The majority of these amounts are interest rate contracts executed in over-the-counter (OTC) markets. The remaining gross derivative assets and liabilities of $9.1 billion and $7.1 billion, respectively, at September 30, 2020, and $5.6 billion and $4.4 billion, respectively, at December 31, 2019, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $3.6 billion and $605 million, respectively, at September 30, 2020, and $6.3 billion and $1.4 billion, respectively, at December 31, 2019.
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
The “Net amounts” column within Table 15.2 represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in OTC markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. The proportion of these derivative contracts relative to our total derivative assets and liabilities are presented in the “Percent exchanged in over-the-counter market” column in Table 15.2. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 13 (Guarantees, Pledged Assets and Collateral, and Other Commitments).

Table 15.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
September 30, 2020
Derivative assets
Interest rate contracts	$41,902	(26,163)	15,739	(1,380)	14,359	97%
Commodity contracts	2,344	(1,345)	999	(6)	993	80
Equity contracts	14,733	(9,390)	5,343	(794)	4,549	71
Foreign exchange contracts	5,889	(4,306)	1,583	(8)	1,575	100
Credit contracts – protection sold	11	(8)	3	—	3	73
Credit contracts – protection purchased	107	(59)	48	(2)	46	88
Total derivative assets	$64,986	(41,271)	23,715	(2,190)	21,525
Derivative liabilities
Interest rate contracts	$31,022	(27,112)	3,910	(2,039)	1,871	97%
Commodity contracts	2,446	(1,225)	1,221	(6)	1,215	79
Equity contracts	16,275	(9,341)	6,934	(372)	6,562	73
Foreign exchange contracts	5,888	(4,206)	1,682	(624)	1,058	100
Credit contracts – protection sold	48	(40)	8	(5)	3	95
Credit contracts – protection purchased	17	(5)	12	—	12	85
Total derivative liabilities	$55,696	(41,929)	13,767	(3,046)	10,721
December 31, 2019
Derivative assets
Interest rate contracts	$24,047	(14,878)	9,169	(445)	8,724	95%
Commodity contracts	1,421	(888)	533	(2)	531	80
Equity contracts	8,536	(5,570)	2,966	(69)	2,897	65
Foreign exchange contracts	5,214	(3,722)	1,492	(22)	1,470	100
Credit contracts – protection sold	12	(9)	3	—	3	84
Credit contracts – protection purchased	96	(56)	40	(1)	39	97
Total derivative assets	$39,326	(25,123)	14,203	(539)	13,664
Derivative liabilities
Interest rate contracts	$19,366	(16,595)	2,771	(545)	2,226	94%
Commodity contracts	1,770	(677)	1,093	(2)	1,091	82
Equity contracts	10,464	(6,647)	3,817	(319)	3,498	81
Foreign exchange contracts	6,247	(4,866)	1,381	(169)	1,212	100
Credit contracts – protection sold	65	(60)	5	(3)	2	98
Credit contracts – protection purchased	18	(6)	12	—	12	93
Total derivative liabilities	$37,930	(28,851)	9,079	(1,038)	8,041
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $507 million and $231 million and debit valuation adjustments related to derivative liabilities were $236 million and $100 million at September 30, 2020, and December 31, 2019, respectively. Cash collateral totaled $6.4 billion and $7.3 billion, netted against derivative assets and liabilities, respectively, at September 30, 2020, and $2.9 billion and $6.8 billion, respectively, at December 31, 2019.
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
We estimate $175 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2020, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of

Note 15: Derivatives (continued)
September 30, 2020, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) and Note 18 (Derivatives) in our 2019 Form 10-K.
Table 15.3 and Table 15.4 show the net gains (losses) by income statement line item impacted, related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 15.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income				Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Mortgage loans held for sale	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,446	232	(314)	(1,038)	220	N/A	(18)

Interest contracts:
Amounts related to interest settlements on derivatives	(114)	—	157	542	—	585
Recognized on derivatives	280	1	(156)	(1,357)	—	(1,232)	—
Recognized on hedged items	(265)	(1)	156	1,269	—	1,159
Total gains (losses) (pre-tax) on interest rate contracts	(99)	—	157	454	—	512	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	16	—	—	(5)	—	11
Recognized on derivatives	1	—	—	52	856	909	(82)
Recognized on hedged items	(1)	—	—	(5)	(849)	(855)
Total gains (losses) (pre-tax) on foreign exchange contracts	16	—	—	42	7	65	(82)
Total gains (losses) (pre-tax) recognized on fair value hedges	$(83)	—	157	496	7	577	(82)
Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,864	659	(2,641)	(3,515)	869	N/A	167

Interest contracts:
Amounts related to interest settlements on derivatives	(253)	—	379	1,144	—	1,270
Recognized on derivatives	(1,612)	(52)	288	8,967	—	7,591	—
Recognized on hedged items	1,654	53	(278)	(8,775)	—	(7,346)
Total gains (losses) (pre-tax) on interest rate contracts	(211)	1	389	1,336	—	1,515	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	33	—	—	(136)	—	(103)
Recognized on derivatives	(1)	—	—	276	780	1,055	5
Recognized on hedged items	2	—	—	(249)	(769)	(1,016)
Total gains (losses) (pre-tax) on foreign exchange contracts	34	—	—	(109)	11	(64)	5
Total gains (losses) (pre-tax) recognized on fair value hedges	$(177)	1	389	1,227	11	1,451	5
(continued on following page)

(continued from previous page)

	Net interest income				Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Mortgage loans held for sale	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,666	232	(2,324)	(1,780)	1,842	N/A	85

Interest contracts:
Amounts related to interest settlements on derivatives	(1)	1	26	53	—	79
Recognized on derivatives	(628)	(3)	30	2,880	—	2,279	—
Recognized on hedged items	631	1	(30)	(2,809)	—	(2,207)
Total gains (losses) (pre-tax) on interest rate contracts	2	(1)	26	124	—	151	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	9	—	—	(115)	—	(106)
Recognized on derivatives	(2)	—	—	86	(918)	(834)	28
Recognized on hedged items	3	—	—	(124)	899	778
Total gains (losses) (pre-tax) on foreign exchange contracts	10	—	—	(153)	(19)	(162)	28
Total gains (losses) (pre-tax) recognized on fair value hedges	$12	(1)	26	(29)	(19)	(11)	28
Nine months ended September 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,388	579	(6,563)	(5,607)	3,667	N/A	265

Interest contracts:
Amounts related to interest settlements on derivatives	29	1	(4)	53	—	79
Recognized on derivatives	(2,531)	(36)	588	7,813	—	5,834	—
Recognized on hedged items	2,544	32	(563)	(7,646)	—	(5,633)
Total gains (losses) (pre-tax) on interest rate contracts	42	(3)	21	220	—	280	—
Foreign exchange contracts:
Amounts related to interest settlements on derivatives	29	—	—	(385)	—	(356)
Recognized on derivatives	(11)	—	—	583	(994)	(422)	58
Recognized on hedged items	12	—	—	(576)	975	411
Total gains (losses) (pre-tax) on foreign exchange contracts	30	—	—	(378)	(19)	(367)	58
Total gains (losses) (pre-tax) recognized on fair value hedges	$72	(3)	21	(158)	(19)	(87)	58

Note 15: Derivatives (continued)

Table 15.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest Income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,954	(1,038)	N/A	(18)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	2	(51)	51
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(53)	2	(51)	51
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	12
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(1)	(1)	13
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	1	(52)	64
Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$26,467	(3,515)	N/A	167
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(162)	3	(159)	159
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(162)	3	(159)	159
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(6)	(6)	6
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(3)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(6)	(6)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(162)	(3)	(165)	162
Quarter ended September 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$10,982	(1,780)	N/A	85
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(73)	—	(73)	73
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(73)	—	(73)	73
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(18)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(2)	(2)	(16)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(73)	(2)	(75)	57
Nine months ended September 30, 2019
Total amounts presented in the consolidated statement of income and other comprehensive income	$33,652	(5,607)	N/A	265
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(228)	1	(227)	227
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(228)	1	(227)	227
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(6)	(6)	6
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(26)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(6)	(6)	(20)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(228)	(5)	(233)	207

Table 15.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 15.5: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
September 30, 2020
Available-for-sale debt securities (5)	$25,969	2,109	9,435	301
Mortgage loans held for sale	173	5	—	—
Deposits	(29,852)	(604)	—	—
Long-term debt	(164,848)	(14,736)	(16,538)	60
December 31, 2019
Available-for-sale debt securities (5)	$36,896	1,110	9,486	278
Mortgage loans held for sale	961	(12)	—	—
Deposits	(43,716)	(324)	—	—
Long-term debt	(127,423)	(5,827)	(25,750)	173
(1)Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $9.6 billion for debt securities and $(4.5) billion for long-term debt as of September 30, 2020, and $1.2 billion for debt securities and $(5.2) billion for long-term debt as of December 31, 2019.
(3)The balance includes $476 million and $138 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of September 30, 2020, and $790 million and $109 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2019, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(5)Carrying amount represents the amortized cost.

Note 15: Derivatives (continued)
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
For additional information on economic hedges and other derivatives, see Note 18 (Derivatives) to Financial Statements in our 2019 Form 10-K.
Table 15.6 shows the net gains (losses) recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 15.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income					Noninterest Expense
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total	Personnel expense
Quarter ended September 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$216	—	—	(27)	189	—
Equity contracts	—	(209)	—	(1)	(210)	(215)
Foreign exchange contracts	—	—	—	(523)	(523)	—
Credit contracts	—	—	—	(3)	(3)	—
Subtotal	216	(209)	—	(554)	(547)	(215)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	485	—	271	—	756	—
Commodity contracts	—	—	(356)	—	(356)	—
Equity contracts	—	—	(1,291)	(142)	(1,433)	—
Foreign exchange contracts	—	—	160	—	160	—
Credit contracts	—	—	(32)	—	(32)	—
Subtotal	485	—	(1,248)	(142)	(905)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$701	(209)	(1,248)	(696)	(1,452)	(215)
Nine months ended September 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,829	—	—	(72)	2,757	—
Equity contracts	—	(392)	—	(35)	(427)	(356)
Foreign exchange contracts	—	—	—	49	49	—
Credit contracts	—	—	—	14	14	—
Subtotal	2,829	(392)	—	(44)	2,393	(356)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	1,584	—	(1,516)	—	68	—
Commodity contracts	—	—	(468)	—	(468)	—
Equity contracts	—	—	1,110	(214)	896	—
Foreign exchange contracts	—	—	(242)	—	(242)	—
Credit contracts	—	—	115	—	115	—
Subtotal	1,584	—	(1,001)	(214)	369	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$4,413	(392)	(1,001)	(258)	2,762	(356)

(continued on following page)

(continued from previous page)

	Noninterest income
(in millions)	Mortgage banking	Net gains (losses) from equity securities	Net gains (losses) from trading activities	Other	Total
Quarter ended September 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$736	—	—	—	736
Equity contracts	—	(1,375)	—	(6)	(1,381)
Foreign exchange contracts	—	—	—	263	263
Credit contracts	—	—	—	(11)	(11)
Subtotal	736	(1,375)	—	246	(393)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	95	—	(355)	—	(260)
Commodity contracts	—	—	65	—	65
Equity contracts	—	—	284	10	294
Foreign exchange contracts	—	—	78	—	78
Credit contracts	—	—	(10)	—	(10)
Subtotal	95	—	62	10	167
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$831	(1,375)	62	256	(226)
Nine months ended September 30, 2019
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,419	—	—	7	2,426
Equity contracts	—	(2,918)	—	(6)	(2,924)
Foreign exchange contracts	—	—	—	403	403
Credit contracts	—	—	—	(1)	(1)
Subtotal	2,419	(2,918)	—	403	(96)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	392	—	(861)	—	(469)
Commodity contracts	—	—	143	—	143
Equity contracts	—	—	(2,975)	(396)	(3,371)
Foreign exchange contracts	—	—	9	—	9
Credit contracts	—	—	(70)	—	(70)
Subtotal	392	—	(3,754)	(396)	(3,758)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$2,811	(2,918)	(3,754)	7	(3,854)
(1)Mortgage banking amounts for the third quarter and first nine months of 2020 are comprised of gains of $513 million and $4.4 billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(297) million and $(1.6) billion, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the third quarter and first nine months of 2019 are comprised of gains of $678 million and $2.8 billion offset by gains (losses) of $58 million and $(376) million, respectively.

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
Table 15.7 provides details of sold and purchased credit derivatives.
Table 15.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non- investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A) - (B)	Other protection purchased	Range of maturities
September 30, 2020
Credit default swaps on:
Corporate bonds	$8	3	3,850	1,010	2,677	1,173	3,348	2020 - 2029
Structured products	—	6	22	22	20	2	92	2034 - 2047
Credit protection on:
Default swap index	1	—	5,250	1,239	2,125	3,125	4,762	2020 - 2029
Commercial mortgage-backed securities index	2	26	311	54	286	25	75	2047 - 2072
Asset-backed securities index	—	7	40	40	40	—	1	2045 - 2046
Other	—	6	6,594	6,426	—	6,594	12,312	2020 - 2040
Total credit derivatives	$11	48	16,067	8,791	5,148	10,919	20,590
December 31, 2019
Credit default swaps on:
Corporate bonds	$8	1	2,855	707	1,885	970	2,447	2020 - 2029
Structured products	—	25	74	69	63	11	111	2022 - 2047
Credit protection on:
Default swap index	1	—	2,542	120	550	1,992	8,105	2020 - 2029
Commercial mortgage-backed securities index	3	26	322	67	296	26	50	2047 - 2058
Asset-backed securities index	—	8	41	41	41	—	1	2045 - 2046
Other	—	5	6,381	5,738	—	6,381	11,881	2020 - 2049
Total credit derivatives	$12	65	12,215	6,742	2,835	9,380	22,595

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

Table 15.8: Credit-Risk Contingent Features

(in billions)	Sep 30, 2020	Dec 31, 2019
Net derivative liabilities with credit-risk contingent features	$14.9	10.4
Collateral posted	13.2	9.1
Additional collateral to be posted upon a below investment grade credit rating (1)	1.6	1.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

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
The unadjusted fair value measurements obtained from brokers for available-for-sale debt securities were $19 million in Level 2 assets and $124 million in Level 3 assets at September 30, 2020, and $45 million and $126 million at December 31, 2019, respectively.

Table 16.1: Fair Value Measurements obtained from Third-Party Pricing Services

	September 30, 2020			December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Trading debt securities	822	286	—	634	329	—
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	5,975	—	—	13,460	1,500	—
Securities of U.S. states and political subdivisions	—	31,187	38	—	39,868	34
Mortgage-backed securities	—	139,043	43	—	167,172	42
Other debt securities (1)	—	40,614	569	—	38,067	650
Total available-for-sale debt securities	5,975	210,844	650	13,460	246,607	726
Marketable equity securities	—	105	—	—	110	—
Derivative assets	18	1	—	12	1	—
Derivative liabilities	(13)	(1)	—	(11)	(3)	—
(1)Includes corporate debt securities, collateralized loan obligations, and other debt securities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 16.2 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 16.2: Fair Value on a Recurring Basis

(in millions)	Level 1	Level 2	Level 3		Netting (1)	Total
September 30, 2020
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$29,024	3,070	—		—	32,094
Securities of U.S. states and political subdivisions	—	2,509	—		—	2,509
Collateralized loan obligations	—	564	140		—	704
Corporate debt securities	56	12,264	12		—	12,332
Mortgage-backed securities	—	24,829	11		—	24,840
Other	—	774	—		—	774
Total trading debt securities	29,080	44,010	163		—	73,253
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	5,975	—	—		—	5,975
Securities of U.S. states and political subdivisions	—	31,225	286		—	31,511
Mortgage-backed securities:
Federal agencies	—	135,227	—		—	135,227
Residential	—	541	—		—	541
Commercial	—	3,300	43		—	3,343
Total mortgage-backed securities	—	139,068	43		—	139,111
Corporate debt securities	36	4,694	1,042		—	5,772
Collateralized loan obligations	—	25,014	—		—	25,014
Other	—	12,574	616		—	13,190
Total available-for-sale debt securities	6,011	212,575	1,987	(2)	—	220,573
Mortgage loans held for sale	—	19,037	847		—	19,884
Loans held for sale	—	1,680	8		—	1,688
Loans	—	—	148		—	148
Mortgage servicing rights (residential)	—	—	6,355		—	6,355
Derivative assets:
Interest rate contracts	20	41,402	480		—	41,902
Commodity contracts	—	2,305	39		—	2,344
Equity contracts	4,341	8,967	1,425		—	14,733
Foreign exchange contracts	18	5,864	7		—	5,889
Credit contracts	—	60	58		—	118
Netting	—	—	—		(41,271)	(41,271)
Total derivative assets	4,379	58,598	2,009		(41,271)	23,715
Equity securities – excluding securities at NAV:
Marketable	16,230	238	2		—	16,470
Nonmarketable	—	15	8,428		—	8,443
Total equity securities	16,230	253	8,430		—	24,913
Total assets included in the fair value hierarchy	$55,700	336,153	19,947		(41,271)	370,529
Equity securities at NAV (3)						140
Total assets recorded at fair value						370,669
Derivative liabilities:
Interest rate contracts	$(32)	(30,956)	(34)		—	(31,022)
Commodity contracts	—	(2,407)	(39)		—	(2,446)
Equity contracts	(4,339)	(10,403)	(1,533)		—	(16,275)
Foreign exchange contracts	(13)	(5,868)	(7)		—	(5,888)
Credit contracts	—	(53)	(12)		—	(65)
Netting	—	—	—		41,929	41,929
Total derivative liabilities	(4,384)	(49,687)	(1,625)		41,929	(13,767)
Short sale liabilities:
Securities of U.S. Treasury and federal agencies	(9,776)	(138)	—		—	(9,914)
Mortgage-backed securities	—	(924)	—		—	(924)
Corporate debt securities	(2)	(4,837)	—		—	(4,839)
Equity securities	(3,053)	(45)	—		—	(3,098)
Other securities	—	(4)	—		—	(4)
Total short sale liabilities	(12,831)	(5,948)	—		—	(18,779)
Other liabilities	—	—	(2)		—	(2)
Total liabilities recorded at fair value	$(17,215)	(55,635)	(1,627)		41,929	(32,548)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 15 (Derivatives) for additional information.
(2)Largely consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 15 (Derivatives) for additional information.
(2)A significant portion of the balance consists of securities that are investment grade based on ratings received from the ratings agencies or internal credit grades categorized as investment grade if external ratings are not available. The securities are classified as Level 3 due to limited market activity.
(3)Consists of certain nonmarketable equity securities that are measured at fair value using NAV per share (or its equivalent) as a practical expedient and are excluded from the fair value hierarchy.

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2020, are presented in Table 16.3.

Table 16.3: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2020

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) related to assets and liabilities held at period end included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period	Net income	(4)	Other compre-hensive income
Quarter ended September 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—		—
Collateralized loan obligations	128	17	—	(5)	—	—	140	10		—
Corporate debt securities	23	(1)	—	(10)	—	—	12	(3)		—
Mortgage-backed securities	49	1	—	(3)	—	(36)	11	—		—
Other	23	—	—	—	—	(23)	—	—		—
Total trading debt securities	223	17	—	(18)	—	(59)	163	7	(5)	—
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	351	5	(5)	(65)	—	—	286	—		1
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—		—
Commercial	61	(1)	(3)	—	5	(19)	43	(1)		(4)
Total mortgage-backed securities	61	(1)	(3)	—	5	(19)	43	(1)		(4)
Corporate debt securities	1,051	(22)	6	1	6	—	1,042	(22)		7
Collateralized loan obligations	9	—	—	—	—	(9)	—	—		—
Other	626	4	9	(20)	5	(8)	616	—		9
Total available-for-sale debt securities	2,098	(14)	7	(84)	16	(36)	1,987	(23)	(6)	13
Mortgage loans held for sale	751	(7)	—	44	63	(4)	847	(6)	(7)	—
Loans held for sale	7	—	—	(2)	3	—	8	—	(5)	—
Loans	152	—	—	(4)	—	—	148	(2)	(7)	—
Mortgage servicing rights (residential)(8)	6,819	(815)	—	351	—	—	6,355	(217)	(7)	—
Net derivative assets and liabilities:
Interest rate contracts	523	469	—	(546)	—	—	446	226		—
Commodity contracts	1	(15)	—	4	10	—	—	(6)		—
Equity contracts	20	(191)	—	78	—	(15)	(108)	(114)		—
Foreign exchange contracts	(16)	4	—	12	—	—	—	—		—
Credit contracts	50	(5)	—	1	—	—	46	(7)		—
Total derivative contracts	578	262	—	(451)	10	(15)	384	99	(9)	—
Equity securities:
Marketable	—	—	—	—	2	—	2	—		—
Nonmarketable	8,165	253	—	—	10	—	8,428	253		—
Total equity securities	8,165	253	—	—	12	—	8,430	253	(10)	—
Short sale liabilities	(3)	—	—	3	—	—	—	—	(5)	—
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)	—
(1)See Table 16.4 for detail.
(2)All assets and liabilities transferred into level 3 were previously classified within level 2.
(3)All assets and liabilities transferred out of level 3 are classified as level 2.
(4)Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(5)Included in net gains from trading activities in the income statement.
(6)Included in net gains from debt securities and provision for credit losses – debt securities in the income statement.
(7)Included in mortgage banking and other noninterest income in the income statement.
(8)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.
(10)Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.4 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2020.

Table 16.4: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2020

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	46	(51)	—	—	(5)
Corporate debt securities	4	(14)	—	—	(10)
Mortgage-backed securities	14	(17)	—	—	(3)
Other	—	—	—	—	—
Total trading debt securities	64	(82)	—	—	(18)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(35)	—	(30)	(65)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—
Corporate debt securities	1	—	—	—	1
Collateralized loan obligations	—	—	—	—	—
Other	—	—	—	(20)	(20)
Total available-for-sale debt securities	1	(35)	—	(50)	(84)
Mortgage loans held for sale	46	(34)	98	(66)	44
Loans held for sale	—	(2)	—	—	(2)
Loans	1	—	1	(6)	(4)
Mortgage servicing rights (residential) (1)	—	—	351	—	351
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(546)	(546)
Commodity contracts	—	—	—	4	4
Equity contracts	—	—	—	78	78
Foreign exchange contracts	—	—	—	12	12
Credit contracts	—	7	—	(6)	1
Total derivative contracts	—	7	—	(458)	(451)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	3	—	—	—	3
Other liabilities	—	—	—	—	—
(1)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

Table 16.5 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2019.
Table 16.5: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Quarter ended September 30, 2019

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses)included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Quarter ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—
Collateralized loan obligations	249	(11)	—	(4)	—	(2)	232	(13)
Corporate debt securities	44	(2)	—	(4)	—	(5)	33	1
Mortgage-backed securities	—	—	—	—	—	—	—	—
Other	14	(1)	—	(6)	—	—	7	—
Total trading debt securities	307	(14)	—	(14)	—	(7)	272	(12)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	391	—	—	(38)	—	—	353	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	(1)	(3)	—	—	37	—
Total mortgage-backed securities	41	—	(1)	(3)	—	—	37	—
Corporate debt securities	383	6	(8)	(14)	—	—	367	—
Other	990	6	(11)	(105)	—	(153)	727	—
Total available-for-sale debt securities	1,805	12	(20)	(160)	—	(153)	1,484	—	(6)
Mortgage loans held for sale	1,115	22	—	(6)	121	(3)	1,249	22	(7)
Loans held for sale	12	—	—	(12)	1	—	1	—	(5)
Loans	202	—	—	(17)	—	—	185	(2)	(7)
Mortgage servicing rights (residential) (8)	12,096	(1,558)	—	534	—	—	11,072	(962)	(7)
Net derivative assets and liabilities:
Interest rate contracts	205	71	—	(133)	—	—	143	30
Commodity contracts	(29)	(85)	—	61	—	23	(30)	(6)
Equity contracts	(228)	(298)	—	263	—	60	(203)	(80)
Foreign exchange contracts	(10)	17	—	(33)	—	—	(26)	—
Credit contracts	45	(8)	—	1	—	—	38	(8)
Total derivative contracts	(17)	(303)	—	159	—	83	(78)	(64)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	7,110	13	—	—	7	—	7,130	13
Total equity securities	7,110	13	—	—	7	—	7,130	13	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)
(1)See Table 16.6 for detail.
(2)All assets and liabilities transferred into level 3 were previously classified within level 2.
(3)All assets and liabilities transferred out of level 3 are classified as level 2, except for $153 million of asset-backed securities that were transferred to loans during third quarter 2019.
(4)Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(5)Included in net gains from trading activities in the income statement.
(6)Included in net gains from debt securities in the income statement.
(7)Included in mortgage banking and other noninterest income in the income statement.
(8)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.
(10)Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.6 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2019.

Table 16.6: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Quarter ended September 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Quarter ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	107	(100)	—	(11)	(4)
Corporate debt securities	3	(7)	—	—	(4)
Mortgage-backed securities	—	—	—	—	—
Other	—	—	—	(6)	(6)
Total trading debt securities	110	(107)	—	(17)	(14)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	12	(50)	(38)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	1	—	—	(15)	(14)
Other	—	(4)	10	(111)	(105)
Total available-for-sale debt securities	1	(4)	22	(179)	(160)
Mortgage loans held for sale	23	(45)	87	(71)	(6)
Loans held for sale	—	—	—	(12)	(12)
Loans	1	—	2	(20)	(17)
Mortgage servicing rights (residential) (1)	—	(4)	538	—	534
Net derivative assets and liabilities:
Interest rate contracts	—	—	(1)	(132)	(133)
Commodity contracts	—	—	—	61	61
Equity contracts	—	—	—	263	263
Foreign exchange contracts	—	—	—	(33)	(33)
Credit contracts	4	(3)	—	—	1
Total derivative contracts	4	(3)	(1)	159	159
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Other liabilities	—	—	—	—	—
(1)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020, are presented in Table 16.7.
Table 16.7: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2020

		Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) related to assets and liabilities held at period end included in
(in millions)	Balance, beginning of period	Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period	Net income	(4)	Other compre- hensive income
Nine months ended September 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—	—	—	—		—
Collateralized loan obligations	183	(52)	—	18	16	(25)	140	(50)		—
Corporate debt securities	38	(12)	—	(6)	—	(8)	12	(6)		—
Mortgage-backed securities	—	(6)	—	20	52	(55)	11	(1)		—
Other	2	2	—	(28)	47	(23)	—	(1)		—
Total trading debt securities	223	(68)	—	4	115	(111)	163	(58)	(5)	—
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	413	6	(5)	(109)	67	(86)	286	—		1
Mortgage-backed securities:
Residential	—	—	(3)	1	13	(11)	—	—		—
Commercial	42	—	(17)	(3)	160	(139)	43	(3)		(6)
Total mortgage-backed securities	42	—	(20)	(2)	173	(150)	43	(3)		(6)
Corporate debt securities	367	(76)	33	(45)	837	(74)	1,042	(78)		43
Collateralized loan obligations	—	—	(9)	—	68	(59)	—	—		—
Other	743	10	(67)	(78)	43	(35)	616	(1)		(64)
Total available-for-sale debt securities	1,565	(60)	(68)	(234)	1,188	(404)	1,987	(82)	(6)	(26)
Mortgage loans held for sale	1,198	(105)	—	493	1,465	(2,204)	847	(32)	(7)	—
Loans held for sale	16	(6)	—	(11)	10	(1)	8	(4)	(5)	—
Loans	171	(2)	—	(21)	—	—	148	(7)	(7)	—
Mortgage servicing rights (residential) (8)	11,517	(6,404)	—	1,242	—	—	6,355	(4,605)	(7)	—
Net derivative assets and liabilities:
Interest rate contracts	214	1,673	—	(1,441)	—	—	446	335		—
Commodity contracts	(16)	(80)	—	74	22	—	—	3		—
Equity contracts	(269)	(38)	—	230	(10)	(21)	(108)	194		—
Foreign exchange contracts	(18)	2	—	16	—	—	—	2		—
Credit contracts	29	14	—	3	—	—	46	13		—
Total derivative contracts	(60)	1,571	—	(1,118)	12	(21)	384	547	(9)	—
Equity securities:
Marketable	3	—	—	—	2	(3)	2	(1)		—
Nonmarketable	7,847	566	—	—	17	(2)	8,428	562		—
Total equity securities	7,850	566	—	—	19	(5)	8,430	561	(10)	—
Short sale liabilities	—	—	—	—	—	—	—	—	(5)	—
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)	—
(1)See Table 16.8 for detail.
(2)All assets and liabilities transferred into level 3 were previously classified within level 2.
(3)All assets and liabilities transferred out of level 3 are classified as level 2.
(4)Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(5)Included in net gains from trading activities in the income statement.
(6)Included in net gains from debt securities and provision for credit losses – debt securities in the income statement.
(7)Included in mortgage banking and other noninterest income in the income statement.
(8)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.
(10)Included in net gains (losses) from equity securities in the income statement.
(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)
Table 16.8 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for nine months ended September 30, 2020.
Table 16.8: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2020

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2020
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	—	—
Collateralized loan obligations	217	(189)	—	(10)	18
Corporate debt securities	36	(42)	—	—	(6)
Mortgage-backed securities	281	(257)	—	(4)	20
Other	6	(33)	—	(1)	(28)
Total trading debt securities	540	(521)	—	(15)	4
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	(35)	—	(74)	(109)
Mortgage-backed securities:
Residential	25	(23)	—	(1)	1
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	25	(23)	—	(4)	(2)
Corporate debt securities	7	—	—	(52)	(45)
Collateralized loan obligations	—	—	—	—	—
Other	—	(10)	—	(68)	(78)
Total available-for-sale debt securities	32	(68)	—	(198)	(234)
Mortgage loans held for sale	101	(384)	1,003	(227)	493
Loans held for sale	—	(10)	—	(1)	(11)
Loans	2	—	5	(28)	(21)
Mortgage servicing rights (residential) (1)	—	(33)	1,274	1	1,242
Net derivative assets and liabilities:
Interest rate contracts	—	—	—	(1,441)	(1,441)
Commodity contracts	—	—	—	74	74
Equity contracts	—	—	—	230	230
Foreign exchange contracts	—	—	—	16	16
Credit contracts	8	3	—	(8)	3
Total derivative contracts	8	3	—	(1,129)	(1,118)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	—	—	—	—
Total equity securities	—	—	—	—	—
Short sale liabilities	3	(3)	—	—	—
Other liabilities	—	—	—	—	—
(1)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for nine months ended September 30, 2019, are presented in Table 16.9.

Table 16.9: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis – Nine months ended September 30, 2019

	Balance, beginning of period	Total net gains (losses) included in		Purchases, sales, issuances and settlements, net (1)				Net unrealized gains (losses) included in income related to assets and liabilities held at period end
(in millions)		Net income	Other compre- hensive income		Transfers into Level 3 (2)	Transfers out of Level 3 (3)	Balance, end of period		(4)
Nine months ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$3	—	—	(2)	—	(1)	—	—
Collateralized loan obligations	237	(16)	—	13	—	(2)	232	(23)
Corporate debt securities	34	1	—	3	1	(6)	33	3
Mortgage-backed securities	—	—	—	—	—	—	—	—
Other	16	(3)	—	(6)	—	—	7	—
Total trading debt securities	290	(18)	—	8	1	(9)	272	(20)	(5)
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	444	1	5	(48)	—	(49)	353	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—	—	—
Commercial	41	—	(1)	(3)	—	—	37	—
Total mortgage-backed securities	41	—	(1)	(3)	—	—	37	—
Corporate debt securities	370	7	(5)	(5)	—	—	367	—
Other	1,189	19	(22)	(306)	—	(153)	727	—
Total available-for-sale debt securities	2,044	27	(23)	(362)	—	(202)	1,484	—	(6)
Mortgage loans held for sale	997	74	—	(94)	281	(9)	1,249	75	(7)
Loans held for sale	60	—	—	(4)	38	(93)	1	—	(5)
Loans	244	1	—	(60)	—	—	185	(6)	(7)
Mortgage servicing rights (residential) (8)	14,649	(4,570)	—	993	—	—	11,072	(2,931)	(7)
Net derivative assets and liabilities:
Interest rate contracts	25	495	—	(377)	—	—	143	179
Commodity contracts	4	(211)	—	152	2	23	(30)	(6)
Equity contracts	(17)	(402)	—	194	7	15	(203)	(205)
Foreign exchange contracts	(26)	27	—	(27)	—	—	(26)	2
Credit contracts	35	(3)	—	6	—	—	38	2
Total derivative contracts	21	(94)	—	(52)	9	38	(78)	(28)	(9)
Equity securities:
Marketable	—	—	—	—	—	—	—	—
Nonmarketable	5,468	1,663	—	(1)	12	(12)	7,130	1,664
Total equity securities	5,468	1,663	—	(1)	12	(12)	7,130	1,664	(10)
Other liabilities	(2)	—	—	—	—	—	(2)	—	(7)
(1)See Table 16.10 for detail.
(2)All assets and liabilities transferred into level 3 were previously classified within level 2.
(3)All assets and liabilities transferred out of level 3 are classified as level 2, except for $153 million of asset-backed securities that were transferred to loans during third quarter 2019.
(4)Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(5)Included in net gains from trading activities in the income statement.
(6)Included in net gains from debt securities in the income statement.
(7)Included in mortgage banking and other noninterest income in the income statement.
(8)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading activities, net gains (losses) from equity securities and other noninterest income in the income statement.
(10)Included in net gains (losses) from equity securities in the income statement.

(continued on following page)

Note 16: Fair Values of Assets and Liabilities (continued)

(continued from previous page)

Table 16.10 presents gross purchases, sales, issuances and settlements related to the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for nine months ended September 30, 2019.
Table 16.10: Gross Purchases, Sales, Issuances and Settlements – Level 3 – Nine months ended September 30, 2019

(in millions)	Purchases	Sales	Issuances	Settlements	Net
Nine months ended September 30, 2019
Trading debt securities:
Securities of U.S. states and political subdivisions	$—	—	—	(2)	(2)
Collateralized loan obligations	281	(252)	—	(16)	13
Corporate debt securities	14	(11)	—	—	3
Mortgage-backed securities	—	—	—	—	—
Other	—	—	—	(6)	(6)
Total trading debt securities	295	(263)	—	(24)	8
Available-for-sale debt securities:
Securities of U.S. states and political subdivisions	—	—	67	(115)	(48)
Mortgage-backed securities:
Residential	—	—	—	—	—
Commercial	—	—	—	(3)	(3)
Total mortgage-backed securities	—	—	—	(3)	(3)
Corporate debt securities	12	—	—	(17)	(5)
Other	—	(9)	133	(430)	(306)
Total available-for-sale debt securities	12	(9)	200	(565)	(362)
Mortgage loans held for sale	69	(185)	187	(165)	(94)
Loans held for sale	12	(2)	—	(14)	(4)
Loans	3	—	7	(70)	(60)
Mortgage servicing rights (residential) (1)	—	(286)	1,279	—	993
Net derivative assets and liabilities:
Interest rate contracts	—	—	(1)	(376)	(377)
Commodity contracts	—	—	—	152	152
Equity contracts	—	—	—	194	194
Foreign exchange contracts	—	—	—	(27)	(27)
Credit contracts	12	(6)	—	—	6
Total derivative contracts	12	(6)	(1)	(57)	(52)
Equity securities:
Marketable	—	—	—	—	—
Nonmarketable	—	(1)	—	—	(1)
Total equity securities	—	(1)	—	—	(1)
Other liabilities	—	—	—	—	—
(1)For additional information on the changes in mortgage servicing rights, see Note 11 (Mortgage Banking Activities).
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

Table 16.11: Valuation Techniques – Recurring Basis – September 30, 2020

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs Positive (Negative)				Weighted Average
September 30, 2020
Trading and available-for-sale debt securities:
Securities of U.S. states and political subdivisions	$248		Discounted cash flow	Discount rate	0.4	-	4.5%		1.2
	38		Vendor priced
Collateralized loan obligations	140		Market comparable pricing	Comparability adjustment	(37.7)	-	2.0		(7.6)
Corporate debt securities	859		Discounted cash flow	Discount rate	3.4	-	14.8		4.0
	66		Market comparable pricing	Comparability adjustment	(34.5)	-	8.3		(23.4)
	129		Vendor priced
Mortgage-backed securities	11		Market comparable pricing	Comparability adjustment	(17.1)	-	(13.5)		(15.2)
	43		Vendor priced
Other debt securities	52		Discounted cash flow	Discount rate	1.0	-	2.7		2.4
	564		Vendor priced
Mortgage loans held for sale (residential)	832		Discounted cash flow	Default rate	0.0	-	31.7		1.3
				Discount rate	1.6	-	6.1		5.1
				Loss severity	0.0	-	30.1		20.6
				Prepayment rate	8.5	-	23.5		15.7
	15		Market comparable pricing	Comparability adjustment	(50.0)	-	(14.3)		(37.3)
Loans (1)	148		Discounted cash flow	Discount rate	3.9	-	5.7		4.3
				Default rate	0.0		31.6		0.6
				Prepayment rate	8.4	-	100.0		84.7
				Loss severity	0.0	-	44.9		15.8
Mortgage servicing rights (residential)	6,355		Discounted cash flow	Cost to service per loan (2)	$64	-	907		138
				Discount rate	4.8	-	8.6%		5.8
				Prepayment rate (3)	12.7	-	24.1		19.7
Net derivative assets and (liabilities):
Interest rate contracts	195		Discounted cash flow	Default rate	0.0	-	6.0		1.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.1
	(3)		Market comparable pricing	Comparability adjustment	(33.3)		(31.3)		(32.2)
Interest rate contracts: derivative loan commitments	254		Discounted cash flow	Fall-out factor	1.0	-	99.0		25.3
				Initial-value servicing	(52.8)	-	156.0	bps	58.5
Equity contracts	177		Discounted cash flow	Conversion factor	(8.8)	-	0.0%		(7.8)
				Weighted average life	0.3	-	2.3	yrs	1.2
	(285)		Option model	Correlation factor	(77.0)	-	99.0%		38.8
				Volatility factor	6.5	-	101.3		17.9
Credit contracts	35		Market comparable pricing	Comparability adjustment	(99.0)	-	132.0		(7.2)
	11		Option model	Credit spread	0.0	-	9.3		1.3
				Loss severity	12.0	-	60.0		45.5
Nonmarketable equity securities	8,428		Market comparable pricing	Comparability adjustment	3.6	-	21.1		13.9

Insignificant Level 3 assets, net of liabilities	8
Total level 3 assets, net of liabilities	$18,320	(4)
(1)Consists of reverse mortgage loans.
(2)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $64 to $248 per loan.
(3)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(4)Consists of total Level 3 assets of $19.9 billion and total Level 3 liabilities of $1.6 billion, before netting of derivative balances.

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
(1)Consists of reverse mortgage loans.
(2)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $61 to $231 per loan.
(3)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(4)Consists of total Level 3 assets of $24.3 billion and total Level 3 liabilities of $1.8 billion, before netting of derivative balances.
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
Table 16.13 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2020, and December 31, 2019, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2020, and year ended December 31, 2019.
Table 16.14 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.
Table 16.13: Fair Value on a Nonrecurring Basis

	September 30, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (1)	$—	864	1,825	2,689	—	2,034	3,803	5,837
Loans held for sale	—	9	—	9	—	5	—	5
Loans:
Commercial	—	1,065	—	1,065	—	280	—	280
Consumer	—	289	—	289	—	213	1	214
Total loans	—	1,354	—	1,354	—	493	1	494
Mortgage servicing rights (commercial)	—	—	534	534	—	—	—	—
Nonmarketable equity securities	—	1,805	998	2,803	—	1,308	173	1,481
Other assets	—	1,098	417	1,515	—	359	27	386
Total assets at fair value on a nonrecurring basis	$—	5,130	3,774	8,904	—	4,199	4,004	8,203
(1)Consists of commercial mortgages and residential real estate 1-4 family first mortgage loans.

Nonmarketable equity securities includes impairment on private equity and venture capital investments and gains or losses under the measurement alternative. Other assets includes impairments of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment on private equity and venture capital investments in consolidated portfolio companies.
Table 16.14: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2020	2019
Mortgage loans held for sale	$(72)	14
Loans held for sale	(5)	(2)
Loans:
Commercial	(594)	(181)
Consumer	(192)	(168)
Total loans	(786)	(349)
Mortgage servicing rights (commercial)	(37)	—
Nonmarketable equity securities	102	379
Other assets	(468)	(29)
Total	$(1,266)	13

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

Table 16.15: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3		Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of Inputs Positive (Negative)			Weighted Average
September 30, 2020
Residential mortgage loans held for sale	$1,825	(2)	Discounted cash flow	Default rate	(3)	0.8	—	68.5%	26.8
				Discount rate		0.6	—	8.5	3.9
				Loss severity		0.8	—	65.1	8.1
				Prepayment rate	(4)	4.1	—	100.0	43.3
Mortgage servicing rights (commercial)	534		Discounted cash flow	Cost to service per loan		$150	—	3,377	2,774
				Discount rate		2.1	—	2.1%	2.1
				Prepayment rate		0.0	—	20.0	5.0
Nonmarketable equity securities (5)	874		Market comparable pricing	Multiples		0.1x	—	10.9x	4.9x
	357		Market comparable pricing	Comparability adjustment		(100.0)	—	(47.0)%	(51.4)
	77		Other	Company risk factor		(100.0)	—	(20.0)	(52.0)
	104		Discounted cash flow	Discount rate		10.0	—	20.0	11.1
				Company risk factor		(72.0)	—	0.0	(33.6)
				Crude oil prices ($/barrel)		$42	—	48	47
				Natural gas prices ($/MMBtu)		2	—	2	2
Insignificant level 3 assets	3
Total	$3,774
December 31, 2019
Residential mortgage loans held for sale	$3,803	(2)	Discounted cash flow	Default rate	(3)	0.3	—	48.3%	4.6
				Discount rate		1.5	—	9.4	4.3
				Loss severity		0.4	—	100.0	23.4
				Prepayment rate	(4)	4.8	—	100.0	23.2
Insignificant level 3 assets	201
Total	$4,004
(1)Refer to Note 19 (Fair Value of Assets and Liabilities) in our 2019 Form 10-K for a definition of the valuation technique(s) and significant unobservable inputs used in the valuation of residential mortgage loans held for sale, mortgage servicing rights, and certain nonmarketable equity securities.
(2)Consists of approximately $1.4 billion and $1.3 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2020 and December 31, 2019, and approximately $400 million and $2.5 billion, respectively, of other mortgage loans that are not government insured/guaranteed.
(3)Applies only to non-government insured/guaranteed loans.
(4)Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.
(5)Includes $417 million of private equity and venture capital investments in consolidated portfolio companies classified in other assets on the balance sheet.
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

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. For additional information, including the basis for our fair value option elections, see Note 19 (Fair Values of Assets and Liabilities) in our 2019 Form 10-K.
Table 16.16 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 16.16: Fair Value Option

	September 30, 2020			December 31, 2019
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held for sale:
Total loans	$19,884	19,131	753	16,606	16,279	327
Nonaccrual loans	158	190	(32)	133	157	(24)
Loans 90 days or more past due and still accruing	21	24	(3)	8	10	(2)
Loans held for sale:
Total loans	1,688	1,777	(89)	972	1,020	(48)
Nonaccrual loans	5	39	(34)	21	29	(8)
Loans:
Total loans	148	180	(32)	171	201	(30)
Nonaccrual loans	116	148	(32)	129	159	(30)
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown in Table 16.17 by income statement line item. Amounts recorded as interest income are excluded from Table 16.17.
Table 16.17: Fair Value Option – Changes in Fair Value Included in Earnings

	2020			2019
(in millions)	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading activities	Other noninterest income
Quarter ended September 30,
Mortgage loans held for sale	$847	—	—	256	—	—
Loans held for sale	—	15	—	—	5	1
Loans	—	—	—	—	—	—
Nine months ended September 30,
Mortgage loans held for sale	$1,944	—	—	849	—	—
Loans held for sale	—	26	—	—	15	2
Loans	—	—	(2)	—	—	1
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
Table 16.18: Fair Value Option – Gains/Losses Attributable to Instrument-Specific Credit Risk

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Gains (losses) attributable to instrument-specific credit risk:
Mortgage loans held for sale	$11	(13)	$(206)	(1)
Loans held for sale	13	5	27	16
Total	$24	(8)	$(179)	15

Note 16: Fair Values of Assets and Liabilities (continued)

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 16.19. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.2 billion and $1.0 billion at September 30, 2020 and December 31, 2019, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

Table 16.19: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets
Cash and due from banks (1)	$25,535	25,535	—	—	25,535
Interest-earning deposits with banks (1)	221,235	221,026	209	—	221,235
Federal funds sold and securities purchased under resale agreements (1)	69,304	—	69,304	—	69,304
Held-to-maturity debt securities, net	182,595	50,287	138,210	937	189,434
Mortgage loans held for sale	3,423	—	1,256	2,344	3,600
Loans held for sale	9	—	9	—	9
Loans, net (2)	884,183	—	56,045	843,935	899,980
Nonmarketable equity securities (cost method)	3,585	—	—	3,629	3,629
Total financial assets	$1,389,869	296,848	265,033	850,845	1,412,726
Financial liabilities
Deposits (3)	$67,625	—	45,069	23,297	68,366
Short-term borrowings	55,224	—	55,224	—	55,224
Long-term debt (4)	215,682	—	216,885	1,422	218,307
Total financial liabilities	$338,531	—	317,178	24,719	341,897
December 31, 2019
Financial assets
Cash and due from banks (1)	$21,757	21,757	—	—	21,757
Interest-earning deposits with banks (1)	119,493	119,257	236	—	119,493
Federal funds sold and securities purchased under resale agreements (1)	102,140	—	102,140	—	102,140
Held-to-maturity debt securities	153,933	46,138	109,933	789	156,860
Mortgage loans held for sale	6,736	—	2,939	4,721	7,660
Loans held for sale	5	—	5	—	5
Loans, net (2)	933,042	—	54,125	891,714	945,839
Nonmarketable equity securities (cost method)	4,790	—	—	4,823	4,823
Total financial assets	$1,341,896	187,152	269,378	902,047	1,358,577
Financial liabilities
Deposits (3)	$118,849	—	87,279	31,858	119,137
Short-term borrowings	104,512	—	104,513	—	104,513
Long-term debt (4)	228,159	—	231,332	1,720	233,052
Total financial liabilities	$451,520	—	423,124	33,578	456,702
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $16.3 billion and $19.5 billion at September 30, 2020 and December 31, 2019, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion and $1.2 trillion at September 30, 2020 and December 31, 2019, respectively.
(4)Excludes capital lease obligations under capital leases of $29 million and $32 million at September 30, 2020 and December 31, 2019, respectively.

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
In October 2020, we issued $1.2 billion of our Non-Cumulative Perpetual Class A Preferred Stock, Series AA.

Table 17.1: Preferred Stock Shares

	September 30, 2020		December 31, 2019
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I
Floating Class A Preferred Stock (1)	100,000	25,010	100,000	25,010
Series K
Floating Non-Cumulative Perpetual Class A Preferred Stock (2)	—	—	1,000	3,500,000
Series L
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock (3)	1,000	4,025,000	1,000	4,025,000
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	26,400	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series T
6.00% Non-Cumulative Perpetual Class A Preferred Stock (4)	25,000	32,200	25,000	32,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	40,000	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	—	—
ESOP
Cumulative Convertible Preferred Stock (5)	—	822,242	—	1,071,418
Total		5,583,052		9,251,728
(1)Preferred Stock, Series I, relates to trust preferred securities. See Note 10 (Securitizations and Variable Interest Entities) for additional information. This issuance has a floating interest rate that is the greater of three-month London Interbank Offered Rate (LIBOR) plus 0.93% and 5.56975%.
(2)Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%. In first quarter 2020, the remaining $1.8 billion of Preferred Stock, Series K, was redeemed.
(3)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(4)In first quarter 2020, $669 million of Preferred Stock, Series T, was redeemed.
(5)See the ESOP Cumulative Convertible Preferred Stock section in this Note for additional information about the liquidation preference.

Note 17: Preferred Stock (continued)
Table 17.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2020				December 31, 2019
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	25,010	2,501	2,501	—	25,010	2,501	2,501	—
Series K (2)
Floating Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	1,802,000	1,802	1,546	256
Series L (3)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N
5.20% Non-Cumulative Perpetual Class A Preferred Stock	30,000	750	750	—	30,000	750	750	—
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P
5.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	625	625	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series T (4)
6.00% Non-Cumulative Perpetual Class A Preferred Stock	5,280	131	131	—	32,000	800	800	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series V
6.00% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series W
5.70% Non-Cumulative Perpetual Class A Preferred Stock	40,000	1,000	1,000	—	40,000	1,000	1,000	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	—	—	—	—
ESOP
Cumulative Convertible Preferred Stock	822,242	823	823	—	1,071,418	1,072	1,072	—
Total	5,494,773	$21,866	21,098	768	7,492,169	$22,573	21,549	1,024
(1)Floating rate for Preferred Stock, Series I, is the greater of three-month LIBOR plus 0.93% and 5.56975%.
(2)Floating rate for Preferred Stock, Series K, is three-month LIBOR plus 3.77%. In first quarter 2020, the remaining $1.8 billion of Preferred Stock, Series K, was redeemed.
(3)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(4)In first quarter 2020, $669 million of Preferred Stock, Series T, was redeemed.

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
Table 17.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	221,945	254,945	222	255	7.00%	8.00%
2017	163,210	192,210	163	192	7.00	8.00
2016	162,450	197,450	163	198	9.30	10.30
2015	92,904	116,784	93	117	8.90	9.90
2014	99,151	136,151	99	136	8.70	9.70
2013	61,948	97,948	62	98	8.50	9.50
2012	20,634	49,134	21	49	10.00	11.00
2011	—	26,796	—	27	9.00	10.00
Total ESOP Preferred Stock (1)	822,242	1,071,418	$823	1,072
Unearned ESOP shares (2)			$(875)	(1,143)
(1)At September 30, 2020, and December 31, 2019, additional paid-in capital included $52 million and $71 million, respectively, related to ESOP preferred stock.
(2)We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

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
Table 18.1: Revenue by Operating Segment

	Quarter ended September 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (1)	$5,587	6,769	3,481	4,382	771	989	(471)	(515)	9,368	11,625
Noninterest income (2)
Deposit-related fees	723	952	574	527	7	6	(5)	(5)	1,299	1,480
Trust and investment fees:
Brokerage advisory, commissions and other fees:
Asset-based revenue (3)	386	381	—	—	1,768	1,741	(386)	(382)	1,768	1,740
Transactional revenue	86	105	4	(8)	357	376	(86)	(92)	361	381
Other revenue	17	18	66	70	140	155	(16)	(18)	207	225
Total brokerage advisory, commissions and other fees	489	504	70	62	2,265	2,272	(488)	(492)	2,336	2,346
Trust and investment management:
Investment management fees	—	—	—	—	506	510	—	—	506	510
Trust fees	188	203	85	85	99	106	(201)	(210)	171	184
Other revenue	—	—	55	36	5	(1)	—	—	60	35
Total trust and investment management	188	203	140	121	610	615	(201)	(210)	737	729
Investment banking	—	(26)	440	510	4	—	(3)	—	441	484
Total trust and investment fees	677	681	650	693	2,879	2,887	(692)	(702)	3,514	3,559
Card fees:
Card interchange and network revenues (4)	733	750	55	90	1	2	—	(1)	789	841
Other card fees (1)	123	186	—	—	—	—	—	—	123	186
Total card fees	856	936	55	90	1	2	—	(1)	912	1,027
Lending-related fees (1)	42	60	310	314	2	2	(2)	(2)	352	374
Mortgage banking (1)	1,542	339	49	128	(3)	(3)	2	2	1,590	466
Net gains (losses) from trading activities (1)	(11)	19	363	247	9	10	—	—	361	276
Net gains (losses) on debt securities (1)	240	(1)	24	4	—	—	—	—	264	3
Net gains (losses) from equity securities (1)	587	822	59	135	3	(1)	—	—	649	956
Lease income (1)	—	—	333	402	—	—	—	—	333	402
Other (1)	479	662	(304)	20	125	1,249	(80)	(89)	220	1,842
Total noninterest income	5,135	4,470	2,113	2,560	3,023	4,152	(777)	(797)	9,494	10,385
Total revenue	$10,722	11,239	5,594	6,942	3,794	5,141	(1,248)	(1,312)	18,862	22,010

(continued on following page)

(continued from previous page)

	Nine months ended September 30,
	Community Banking		Wholesale Banking		Wealth and Investment Management		Other		Consolidated Company
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (1)	$18,073	21,083	11,508	13,451	2,374	3,127	(1,395)	(1,630)	30,560	36,031
Noninterest income (2)
Deposit-related fees	2,207	2,675	1,676	1,610	20	18	(15)	(14)	3,888	4,289
Trust and investment fees:
Brokerage advisory, commissions and other fees:
Asset-based revenue (3)	1,126	1,093	—	—	5,141	5,019	(1,127)	(1,094)	5,140	5,018
Transactional revenue	266	288	9	18	1,132	1,153	(272)	(288)	1,135	1,171
Other revenue	48	52	230	196	428	472	(46)	(52)	660	668
Total brokerage advisory, commissions and other fees	1,440	1,433	239	214	6,701	6,644	(1,445)	(1,434)	6,935	6,857
Trust and investment management:
Investment management fees	—	—	—	—	1,469	1,488	—	—	1,469	1,488
Trust fees	557	612	255	250	302	449	(592)	(632)	522	679
Other revenue	(1)	—	146	102	(11)	41	—	—	134	143
Total trust and investment management	556	612	401	352	1,760	1,978	(592)	(632)	2,125	2,310
Investment banking	(166)	(64)	1,544	1,397	6	4	(5)	(4)	1,379	1,333
Total trust and investment fees	1,830	1,981	2,184	1,963	8,467	8,626	(2,042)	(2,070)	10,439	10,500
Card fees:
Card interchange and network revenues (4)	2,013	2,201	203	271	3	5	(2)	(3)	2,217	2,474
Other card fees (1)	384	522	—	—	—	—	—	—	384	522
Total card fees	2,397	2,723	203	271	3	5	(2)	(3)	2,601	2,996
Lending-related fees (1)	128	191	897	925	6	6	(6)	(6)	1,025	1,116
Mortgage banking (1)	2,135	1,635	154	300	(9)	(9)	6	6	2,286	1,932
Net gains (losses) from trading activities (1)	24	13	1,198	806	8	42	2	1	1,232	862
Net gains (losses) on debt securities (1)	557	51	156	97	—	—	—	—	713	148
Net gains (losses) from equity securities (1)	(53)	1,894	(52)	328	(114)	170	—	—	(219)	2,392
Lease income (1)	—	—	1,021	1,270	—	—	—	—	1,021	1,270
Other (1)	1,686	2,548	(971)	97	414	1,285	(260)	(263)	869	3,667
Total noninterest income	10,911	13,711	6,466	7,667	8,795	10,143	(2,317)	(2,349)	23,855	29,172
Total revenue	$28,984	34,794	17,974	21,118	11,169	13,270	(3,712)	(3,979)	54,415	65,203
(1)These revenues are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.
(2)In third quarter 2020, service charges on deposit accounts, cash network fees, wire transfer and other remittance fees, and certain other fees were combined into a single line item for deposit-related fees; certain fees associated with lending activities were combined into a single line item for lending-related fees; and certain other fees were reclassified to other noninterest income. Prior period balances have been revised to conform with the current period presentation.
(3)We earned trailing commissions of $284 million and $816 million for the third quarter and first nine months of 2020, respectively, and $289 million and $858 million for the third quarter and first nine months of 2019, respectively.
(4)The cost of credit card rewards and rebates of $318 million and $969 million for the third quarter and first nine months of 2020, respectively, and $383 million and $1.1 billion for the third quarter and first nine months of 2019, respectively, are presented net against the related revenues.
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

DEPOSIT-RELATED FEES are earned in connection with depository accounts for commercial and consumer customers and include fees for account charges, overdraft services, cash network fees, wire transfer and other remittance fees, and safe deposit box fees. Account charges include fees for periodic account maintenance activities and event-driven services such as stop payment fees. Our obligation for event-driven services is satisfied at the time of the event when the service is delivered, while our obligation for maintenance services is satisfied over the course of each month. Our obligation for overdraft services is satisfied at the time of the overdraft. Cash network fees are earned for processing ATM transactions, and our obligation is completed upon settlement of ATM transactions. Wire transfer and other remittance fees consist of fees earned for providing funds transfer services and issuing cashier’s checks and money orders. Our obligation is satisfied at the time of the performance of the funds transfer service or upon issuance of the cashier’s check or money order. Safe deposit box fees are generally recognized over time as we provide the services.

BROKERAGE ADVISORY, COMMISSIONS AND OTHER FEES are earned for providing brokerage services and include fees earned on asset-based and transactional accounts and other brokerage advisory services.
Asset-based revenues are charged based on the market value of the client’s assets. The services and related obligations associated with certain of these revenues, which include investment advice, active management of client assets, and assistance with selecting and engaging a third-party advisory manager, are generally satisfied over a month or quarter. The remaining revenues include trailing commissions which are earned for selling shares to investors. Our obligation associated with earning trailing commissions is satisfied at the time shares are sold. However, these fees are received and recognized over time during the period the customer owns the shares and we remain the broker of record. The amount of trailing commissions is variable based on the length of time the customer holds the shares and on changes in the value of the underlying assets.
Transactional revenues are earned for executing transactions at the client’s direction. Our obligation is generally satisfied upon the execution of the transaction and the fees are based on the size and number of transactions executed.

Note 18: Revenue from Contracts with Customers (continued)

Other revenues earned from other brokerage advisory services include omnibus and networking fees received from mutual fund companies in return for providing record keeping and other administrative services, and annual account maintenance fees charged to customers.

TRUST AND INVESTMENT MANAGEMENT FEES are earned for providing trust, investment management and other related services.
Investment management services include managing and administering assets, including mutual funds, and institutional separate accounts. Fees for these services are generally determined based on a tiered scale relative to the market value of assets under management (AUM). In addition to AUM, we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Services with AUM and AUA-based fees are generally satisfied over time.
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
INVESTMENT BANKING FEES are earned for underwriting debt and equity securities, arranging syndicated loan transactions and performing other advisory services. Our obligation for these services is generally satisfied at closing of the transaction.

CARD FEES include credit and debit card interchange and network revenues and various card-related fees. Credit and debit card interchange and network revenues are earned on credit and debit card transactions conducted through payment networks such as Visa, MasterCard, and American Express. Our obligation is satisfied concurrently with the delivery of services on a daily basis. Other card fees represent late fees, cash advance fees, balance transfer fees, and annual fees.

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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost. Settlement losses of $29 million and $99 million were recognized during the third quarter and first nine months of 2020, respectively, representing the pro rata portion of the net loss in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first nine months of 2020. As a result of the settlement losses, we re-measured the Cash Balance Plan obligation and plan assets as of September 30, 2020, and used a discount rate of 2.60% based on our consistent methodology of determining our discount rate using a yield curve with maturity dates that closely match the estimated timing of the expected benefit payments. The result of the settlement losses and re-measurement increased the Cash Balance Plan liability by $89 million and $763 million for the third quarter and first nine months of 2020, respectively, and decreased other comprehensive income (pre-tax) by $60 million and $664 million for the third quarter and first nine months of 2020, respectively.
We voluntarily made a $130 million contribution to our Cash Balance Plan in September 2020 and made an additional contribution of $570 million in October 2020.
Table 19.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.
Table 19.1: Net Periodic Benefit Cost

	2020			2019
	Pension benefits			Pension benefits
(in millions)	Qualified	Non-qualified	Other benefits	Qualified	Non-qualified	Other benefits
Quarter ended September 30,
Service cost	$4	—	—	3	—	—
Interest cost	77	5	4	105	5	6
Expected return on plan assets	(148)	—	(5)	(142)	—	(7)
Amortization of net actuarial loss (gain)	43	3	(5)	37	3	(5)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	29	—	—	—	—	—
Net periodic benefit cost	$5	8	(8)	3	8	(8)
Nine months ended September 30,
Service cost	$11	—	—	9	—	—
Interest cost	249	13	12	314	16	17
Expected return on plan assets	(445)	—	(16)	(426)	—	(21)
Amortization of net actuarial loss (gain)	114	10	(14)	111	8	(13)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Settlement loss	99	3	—	—	2	—
Net periodic benefit cost	$28	26	(25)	8	26	(24)

Other Expenses
Federal Deposit Insurance Corporation (FDIC) deposit assessment expense, which is included in other noninterest expense, was $248 million and $622 million in the third quarter and first nine months of 2020, respectively, compared with $145 million and $546 million in the same periods a year ago.

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Wells Fargo net income	$2,035	4,610	$309	16,676
Less: Preferred stock dividends and other (1)	315	573	1,241	1,284
Wells Fargo net income (loss) applicable to common stock (numerator)	$1,720	4,037	$(932)	15,392
Earnings (loss) per common share
Average common shares outstanding (denominator)	4,123.8	4,358.5	4,111.4	4,459.1
Per share	$0.42	0.93	$(0.23)	3.45
Diluted earnings (loss) per common share
Average common shares outstanding	4,123.8	4,358.5	4,111.4	4,459.1
Add: Stock options (2)(3)	—	0.1	—	1.0
Restricted share rights (2)(3)	8.4	31.0	—	29.4
Diluted average common shares outstanding (denominator) (3)	4,132.2	4,389.6	4,111.4	4,489.5
Per share	$0.42	0.92	$(0.23)	3.43
(1)The nine months ended September 30, 2020, balance includes $272 million, and the quarter and nine months ended September 30, 2019, balance includes $220 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
(3)For the nine months ended September 30, 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect. Weighted average restricted share rights outstanding were 53.4 million for the nine months ended September 30, 2020.

Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.

Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	17.7	—	1.3	—
(1)Calculated using the if-converted method.
(2)Calculated using the treasury stock method.

Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Per common share	$0.10	0.51	$1.12	1.41

Note 21: Other Comprehensive Income
Table 21.1 provides the components of OCI, reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2020			2019			2020			2019
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains arising during the period	$96	(18)	78	652	(159)	493	1,582	(391)	1,191	5,192	(1,276)	3,916
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	167	(41)	126	77	(19)	58	356	(88)	268	183	(45)	138
Net gains on debt securities	(264)	63	(201)	(3)	—	(3)	(713)	174	(539)	(148)	36	(112)
Other noninterest income	2	—	2	2	(1)	1	—	—	—	(1)	—	(1)
Subtotal reclassifications to net income	(95)	22	(73)	76	(20)	56	(357)	86	(271)	34	(9)	25
Net change	1	4	5	728	(179)	549	1,225	(305)	920	5,226	(1,285)	3,941
Derivative and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	(82)	20	(62)	28	(7)	21	5	(2)	3	58	(14)	44
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	12	(3)	9	(18)	4	(14)	(3)	1	(2)	(26)	6	(20)
Reclassification of net (gains) losses to net income on cash flow hedges:
Interest income on loans	53	(14)	39	73	(19)	54	162	(40)	122	228	(57)	171
Interest expense on long-term debt	(1)	1	—	2	—	2	3	—	3	5	(1)	4
Subtotal reclassifications to net income	52	(13)	39	75	(19)	56	165	(40)	125	233	(58)	175
Net change	(18)	4	(14)	85	(22)	63	167	(41)	126	265	(66)	199
Defined benefit plans adjustments:
Net actuarial and prior service losses arising during the period	(89)	22	(67)	—	—	—	(760)	188	(572)	(4)	1	(3)
Reclassification of amounts to non interest expense (3):
Amortization of net actuarial loss	41	(10)	31	35	(9)	26	110	(27)	83	106	(26)	80
Settlements and other	27	(6)	21	(2)	1	(1)	95	(22)	73	(5)	3	(2)
Subtotal reclassifications to non interest expense	68	(16)	52	33	(8)	25	205	(49)	156	101	(23)	78
Net change	(21)	6	(15)	33	(8)	25	(555)	139	(416)	97	(22)	75
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	74	(1)	73	(53)	1	(52)	(70)	1	(69)	3	(2)	1
Net change	74	(1)	73	(53)	1	(52)	(70)	1	(69)	3	(2)	1
Other comprehensive income	$36	13	49	793	(208)	585	767	(206)	561	5,591	(1,375)	4,216
Less: Other comprehensive income from noncontrolling interests, net of tax			1			—			—			—
Wells Fargo other comprehensive income, net of tax			$48			585			561			4,216
(1)Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.
(2)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of effectiveness recorded in other comprehensive income.
(3)These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits and Other Expenses) for additional information).

Note 21: Other Comprehensive Income (continued)

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income
Quarter ended September 30, 2020
Balance, beginning of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
Net unrealized gains (losses) arising during the period	78	(62)	9	(67)	73	31
Amounts reclassified from accumulated other comprehensive income	(73)	—	39	52	—	18
Net change	5	(62)	48	(15)	73	49
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	1	1
Balance, end of period	$2,472	(177)	(175)	(2,639)	(231)	(750)
Quarter ended September 30, 2019
Balance, beginning of period	751	(155)	(394)	(2,246)	(180)	(2,224)
Net unrealized gains (losses) arising during the period	493	21	(14)	—	(52)	448
Amounts reclassified from accumulated other comprehensive income	56	—	56	25	—	137
Net change	549	21	42	25	(52)	585
Balance, end of period	$1,300	(134)	(352)	(2,221)	(232)	(1,639)
Nine months ended September 30, 2020
Balance, beginning of period	$1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	1,191	3	(2)	(572)	(69)	551
Amounts reclassified from accumulated other comprehensive income	(271)	—	125	156	—	10
Net change	920	3	123	(416)	(69)	561
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$2,472	(177)	(175)	(2,639)	(231)	(750)
Nine months ended September 30, 2019
Balance, beginning of period	$(3,122)	(178)	(507)	(2,296)	(233)	(6,336)
Transition adjustment (3)	481	—	—	—	—	481
Balance, January 1, 2019	(2,641)	(178)	(507)	(2,296)	(233)	(5,855)
Net unrealized gains (losses) arising during the period	3,916	44	(20)	(3)	1	3,938
Amounts reclassified from accumulated other comprehensive income	25	—	175	78	—	278
Net change	3,941	44	155	75	1	4,216
Balance, end of period	$1,300	(134)	(352)	(2,221)	(232)	(1,639)
(1)Substantially all of the beginning and end of period amounts for fair value hedges are foreign exchange contracts.
(2)Substantially all of the beginning and end of period amounts for cash flow hedges are interest rate contracts.
(3)The transition adjustment relates to the adoption of ASU 2017-08 – Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For additional information see Note 1 (Summary of Significant Accounting Policies) in our 2019 Form 10-K.

Note 22: Operating Segments
Our operating segments are defined by product type and customer segment, and their results are based on our management reporting process. The management reporting process is based on U.S. GAAP with specific adjustments, such as for funds transfer pricing for asset/liability management, for shared revenues and expenses, and tax-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources. On February 11, 2020, we announced a new organizational structure. We continue to refine the composition of our operating segments and allocation methodologies. Additionally, we are still in the process of transitioning key leadership positions. We now expect to update our operating segment disclosures, including comparative financial results, in fourth quarter 2020. These changes will not impact previously reported consolidated financial results of the Company. For a description of our current operating segments, see Note 27 (Operating Segments) in our 2019 Form 10-K. Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(income/expense in millions, average balances in billions)	Community Banking		Wholesale Banking		Wealth and Investment Management		Other (1)		Consolidated Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Quarter ended September 30,
Net interest income (2)	$5,587	6,769	3,481	4,382	771	989	(471)	(515)	9,368	11,625
Provision (reversal of provision) for credit losses	556	608	219	92	(9)	3	3	(8)	769	695
Noninterest income	5,135	4,470	2,113	2,560	3,023	4,152	(777)	(797)	9,494	10,385
Noninterest expense	8,947	8,766	4,013	3,889	3,184	3,431	(915)	(887)	15,229	15,199
Income (loss) before income tax expense (benefit)	1,219	1,865	1,362	2,961	619	1,707	(336)	(417)	2,864	6,116
Income tax expense (benefit) (3)	703	667	(127)	315	153	426	(84)	(104)	645	1,304
Net income (loss) before noncontrolling interests	516	1,198	1,489	2,646	466	1,281	(252)	(313)	2,219	4,812
Less: Net income (loss) from noncontrolling interests	180	199	1	2	3	1	—	—	184	202
Net income (loss)	$336	999	1,488	2,644	463	1,280	(252)	(313)	2,035	4,610

Average loans	$457.6	459.0	455.1	474.3	79.8	75.9	(60.8)	(59.4)	931.7	949.8
Average assets	1,119.8	1,033.9	801.4	869.2	88.2	84.7	(61.7)	(60.4)	1,947.7	1,927.4
Average deposits	881.7	789.7	418.8	422.0	175.3	142.4	(76.8)	(62.7)	1,399.0	1,291.4
Nine months ended September 30,
Net interest income (2)	$18,073	21,083	11,508	13,451	2,374	3,127	(1,395)	(1,630)	30,560	36,031
Provision (reversal of provision) for credit losses	5,652	1,797	8,535	254	256	6	(135)	(14)	14,308	2,043
Noninterest income	10,911	13,711	6,466	7,667	8,795	10,143	(2,317)	(2,349)	23,855	29,172
Noninterest expense	24,409	23,667	11,739	11,609	9,440	9,980	(2,760)	(2,692)	42,828	42,564
Income (loss) before income tax expense (benefit)	(1,077)	9,330	(2,300)	9,255	1,473	3,284	(817)	(1,273)	(2,721)	20,596
Income tax expense (benefit) (3)	(1,319)	1,929	(1,959)	1,049	369	819	(204)	(318)	(3,113)	3,479
Net income (loss) before noncontrolling interests	242	7,401	(341)	8,206	1,104	2,465	(613)	(955)	392	17,117
Less: Net income (loss) from noncontrolling interests	82	432	3	3	(2)	6	—	—	83	441
Net income (loss)	$160	6,969	(344)	8,203	1,106	2,459	(613)	(955)	309	16,676

Average loans	$456.5	458.3	481.2	474.9	79.0	75.1	(60.8)	(59.2)	955.9	949.1
Average assets	1,073.1	1,024.8	849.7	855.4	88.0	83.9	(61.7)	(60.2)	1,949.1	1,903.9
Average deposits	843.0	777.7	438.8	414.1	166.2	146.3	(73.4)	(63.9)	1,374.6	1,274.2
(1)Includes the elimination of certain items that are included in more than one business segment, substantially all of which represents products and services for WIM customers served through Community Banking distribution channels.
(2)Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets as well as interest credits for any funding of a segment available to be provided to other segments. The cost of liabilities includes actual interest expense on segment liabilities as well as funding charges for any funding provided from other segments.
(3)Income tax expense (benefit) for our Wholesale Banking operating segment included income tax credits related to low income housing and renewable energy investments of $469 million and $1.4 billion for the third quarter and first nine months of 2020, respectively, and $422 million and $1.3 billion for the third quarter and first nine months of 2019, respectively.

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
Table 23.1 presents regulatory capital information for Wells Fargo & Company and the Bank in accordance with Basel III capital requirements. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the Standardized Approach and under the Advanced Approach. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The Basel III capital requirements for calculating
Common Equity Tier 1 (CET1) and tier 1 capital, along with RWAs, are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with Transition Requirements and are scheduled to be fully phased-in by the end of 2021. Accordingly, the information presented below reflects fully phased-in CET1 capital, tier 1 capital, and RWAs, but reflects total capital still in accordance with Transition Requirements.
At September 30, 2020, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
The Bank is an approved seller/servicer of mortgage loans and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At September 30, 2020, the Bank met these requirements.
Table 23.1: Regulatory Capital Information (1)

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2020				December 31, 2019			September 30, 2020				December 31, 2019
(in millions, except ratios)	Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common equity tier 1	$134,901		134,901		138,760	138,760		149,252		149,252		145,149	145,149
Tier 1	154,743		154,743		158,949	158,949		149,252		149,252		145,149	145,149
Total	184,172		193,799		188,333	196,223		163,768		173,004		158,615	166,056
Assets:
Risk-weighted assets (2)	$1,171,956		1,185,610		1,165,079	1,245,853		1,038,062		1,090,132		1,047,054	1,152,791
Adjusted average assets (3)	1,921,303		1,921,303		1,913,297	1,913,297		1,762,607		1,762,607		1,695,807	1,695,807
Regulatory capital ratios:
Common equity tier 1 capital (2)	11.51%		11.38	*	11.91	11.14	*	14.38		13.69	*	13.86	12.59	*
Tier 1 capital (2)	13.20		13.05	*	13.64	12.76	*	14.38		13.69	*	13.86	12.59	*
Total capital (2)	15.71	*	16.35		16.16	15.75	*	15.78	*	15.87		15.15	14.40	*
Tier 1 leverage (3)	8.05		8.05		8.31	8.31		8.47		8.47		8.56	8.56
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2020				December 31, 2019			September 30, 2020				December 31, 2019
Supplementary leverage (4):
Total leverage exposure	$1,997,449				2,247,729			2,074,472				2,006,180
Supplementary leverage ratio	7.75%				7.07			7.19				7.24
*Denotes the lowest capital ratio as determined under the Advanced and Standardized Approaches.
(1)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the ACL under CECL for each period until December 31, 2021, followed by a three-year phase-out of the benefits. The impact of the CECL transition provision on the regulatory capital of the Company at September 30, 2020, was an increase in capital of $1.9 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $11.5 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2020. The impact of the CECL transition provision on the regulatory capital of the Bank at September 30, 2020, was an increase in capital of $1.8 billion.
(2)RWAs and capital ratios for December 31, 2019, have been revised as a result of a decrease in RWAs under the Advanced Approach due to the correction of duplicated operational loss amounts.
RWAs for the Company and the Bank included an increase of $1.5 billion under the Standardized Approach and a decrease of $1.3 billion under the Advanced Approach related to the impact of the CECL transition provision on the excess allowance for credit losses as of September 30, 2020.
(3)The leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items.
(4)The supplementary leverage ratio (SLR) consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.

Table 23.2 presents the minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject as of September 30, 2020, and
December 31, 2019.

Table 23.2: Minimum Required Regulatory Capital Ratios – Transition Requirements (1)

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Regulatory capital ratios:
Common equity tier 1 capital	9.00%	9.00	7.00	7.00
Tier 1 capital	10.50	10.50	8.50	8.50
Total capital	12.50	12.50	10.50	10.50
Tier 1 leverage	4.00	4.00	4.00	4.00
Supplementary leverage (2)	5.00	5.00	6.00	6.00
(1)At September 30, 2020, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements for the Company included a capital conservation buffer of 2.50% and a global systemically important bank (G-SIB) surcharge of 2.00%. Only the 2.50% capital conservation buffer applied to the Bank at September 30, 2020.
(2)The Company is required to maintain a SLR of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain a SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy guidelines.

Glossary of Acronyms

ACL	Allowance for credit losses	LHFS	Loans held for sale
AFS	Available-for-sale	LIBOR	London Interbank Offered Rate
ALCO	Asset/Liability Committee	LIHTC	Low income housing tax credit
ARM	Adjustable-rate mortgage	LOCOM	Lower of cost or fair value
ASC	Accounting Standards Codification	LTV	Loan-to-value
ASU	Accounting Standards Update	MBS	Mortgage-backed security
AUA	Assets under administration	MLHFS	Mortgage loans held for sale
AUM	Assets under management	MSR	Mortgage servicing right
AVM	Automated valuation model	NAV	Net asset value
BCBS	Basel Committee on Bank Supervision	NPA	Nonperforming asset
BHC	Bank holding company	NSFR	Net stable funding ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CD	Certificate of deposit	OCI	Other comprehensive income
CECL	Current expected credit loss	OTC	Over-the-counter
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CFPB	Consumer Financial Protection Bureau	PCD	Purchased credit-deteriorated
CLO	Collateralized loan obligation	PCI	Purchased credit-impaired
CLTV	Combined loan-to-value	PTPP	Pre-tax pre-provision profit
CPI	Collateral protection insurance	RBC	Risk-based capital
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Wells Fargo net income to average total assets
ESOP	Employee Stock Ownership Plan	ROE	Wells Fargo net income applicable to common stock
FASB	Financial Accounting Standards Board		to average Wells Fargo common stockholders’ equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
GAAP	Generally accepted accounting principles	TDR	Troubled debt restructuring
GNMA	Government National Mortgage Association	TLAC	Total Loss Absorbing Capacity
GSE	Government-sponsored entity	VA	Department of Veterans Affairs
G-SIB	Global systemically important bank	VaR	Value-at-Risk
HQLA	High-quality liquid assets	VIE	Variable interest entity
HTM	Held-to-maturity	WIM	Wealth and Investment Management
LCR	Liquidity coverage ratio

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2020. In third quarter 2020, share repurchases were limited to repurchases in connection with the Wells Fargo & Company Stock Purchase Plan and Wells Fargo’s deferred compensation plans.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	49,359	$25.39	167,453,491
August	38,074	24.52	167,415,417
September	42,036	24.18	167,373,381
Total	129,469
(1)All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 23, 2019. Unless modified or revoked by the Board, this authorization does not expire.

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

Dated: November 2, 2020     WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)