Form 10-K
period 2020-12-31
WELLS FARGO & COMPANY/MN
filed 2021-02-23
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020            Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  1-866-249-3302
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series N	WFC.PRN	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series O	WFC.PRO	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series P	WFC.PRP	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series W	WFC.PRW	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series X	WFC.PRX	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Z	WFC.PRZ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series AA	WFC.PRA	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series CC	WFC.PRC	NYSE
Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	WFC/TP	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 30, 2020, the aggregate market value of common stock held by non-affiliates was approximately $105.2 billion, based on a closing price of $25.60. At February 16, 2021, 4,134,106,677 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1. Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2020 (“2020 Annual Report to Shareholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2021 (“2021 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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
At December 31, 2020, we had assets of approximately $1.9 trillion, loans of $887.6 billion, deposits of $1.4 trillion and stockholders’ equity of $185 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2020, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.8 trillion, or 90% of the Company’s assets.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free at www.wellsfargo.com/about/investor-relations/filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available for free on the SEC’s website at www.sec.gov1.

DESCRIPTION OF BUSINESS
General
We are a leading financial services company that provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices, the internet (www.wellsfargo.com) and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in countries outside the U.S. We provide consumer financial products and services including checking and savings accounts, credit and debit cards, and auto, mortgage and home equity, and small business lending. In addition, we offer financial planning, private banking, investment management, and fiduciary services. We also provide financial solutions to businesses through products and services including traditional commercial loans and lines of credit, letters of credit, asset-based lending, trade financing, treasury management, and investment banking services.
As of December 31, 2020, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2020 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

Human Capital
Our people are what set Wells Fargo apart and are critical to our success. Wells Fargo continues to invest in our employees by offering market competitive compensation, career-development opportunities, a broad array of benefits, and strong work-life programs.

1 We do not control this website. Wells Fargo has provided this link for your convenience, but does not endorse and is not responsible for the content, links, privacy policy, or security policy of this website.

In 2020, we introduced a new set of expectations for everyone at the Company. These expectations guide how we lead ourselves, collaborate with our colleagues, and make decisions. The following expectations apply to everyone at Wells Fargo, at every level, and in every role:
•Embrace candor
•Do what’s right
•Be great at execution
•Learn and grow
•Champion diversity and inclusion
•Build high-performing teams (for managers)

At December 31, 2020, we had an active employee headcount of 268,531, with approximately 88% of employees based in the United States. Our global workforce was 54% female and 46% male, and our U.S. workforce was 56% female and 44% male. Our U.S. workforce was 55% Caucasian/white and 45% racially/ethnically diverse.

Supporting Employees During the COVID-19 Pandemic. In response to the COVID-19 pandemic, we expanded work-from-home capabilities wherever possible, and enabled approximately 200,000 employees to work from home. For jobs that could not be done remotely, we took significant actions to enhance safety, including implementing social distancing measures, requiring employees to wear facial coverings, staggering staff and shifts, and enhancing cleaning protocols in accordance with guidance from the U.S. Centers for Disease Control and Prevention. We adjusted our child care benefits in the U.S. and Canada to provide additional resources and flexibility for employees impacted by school closures. We also enhanced our health care and time-off benefits in the U.S. to help fully cover the medical costs associated with COVID-19 and allow high-risk, exposed, or infected employees to stay home without having to take paid time off. At more than 50 of our largest U.S. sites, we launched a temporary on-site nursing service to screen for COVID-19 symptoms and refer individuals for testing. We also took a number of actions to support our employees’ financial security. We made additional cash payments to employees whose roles required them to go into the office to serve customers or other employees. For U.S. nonexempt employees, we temporarily doubled the hourly rate for time worked over 40 hours per week. We also made a $25 million grant to the WE Care employee relief fund, which provided financial assistance to more than 23,000 U.S. and international employees facing COVID-related hardships.
Promoting Diversity, Equity and Inclusion. Meeting the increasingly diverse needs of Wells Fargo’s global customer base is critical to our company’s long-term growth and success. Wells Fargo values and promotes diversity, equity and inclusion in every aspect of our business. We are dedicated to recruitment and career development practices that support our employees and promote diversity in our workforce at all levels of our Company, including leadership positions. We have a strong record of recruiting, promoting, and rewarding women and racially/ethnically diverse employees at all levels of our Company, including a commitment to increase diverse representation in leadership roles. We use various metrics, including the actual percentage of women in our global workforce and racially/ethnically diverse individuals in senior leadership roles in the U.S. to monitor our progress. As of December 31, 2020, senior management (levels 2-4 down from the CEO) was 48% female and 25% racially/ethnically diverse, with 9% Black/African American. In November 2020, we appointed a Head of Diverse Segments, Representation and Inclusion, a newly created role reporting directly to the CEO, which has a broad mandate of driving diversity and inclusion in both our workplace and our business. This mandate included not only the work we do within our existing diversity and inclusion function, but also working with our business leaders to drive investments in products and solutions specifically for diverse populations across our country.
Pay Equity Review. Wells Fargo is committed to fair and equitable compensation practices, and we regularly review our compensation programs and practices for pay equity. Each year, we engage a third-party consultant to conduct a thorough pay equity review of employee compensation, which considers gender, race, and ethnicity. The results of our 2020 review, after accounting for factors such as role, tenure, and geography, show that women at Wells Fargo continued to earn more than 99 cents for every $1 earned by their male peers. In addition, our U.S. employees who are racially/ethnically diverse continued to earn more than 99 cents for every $1 earned by Caucasian/white peers. These results have remained consistent since we started publishing the results of our pay equity review in 2017.

Employee training and development. We invest heavily in coaching and training for employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2020, we invested more than $200 million in employee learning and development, which included functional training, regulatory compliance, leadership and professional development, and early talent development programs for employees.

Compensation and benefits. We value and support our people as a competitive advantage. We provide all eligible full- and part-time employees (and their eligible dependents, as applicable) with a comprehensive set of benefits designed to protect their physical and financial health and to help them make the most of their financial future. Our annual investment in benefits programs per employee was approximately $15,700. During 2020, we also raised minimum hourly pay levels in a majority of U.S. markets, with more than 25,000 employees receiving a pay adjustment.

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
REGULATION AND SUPERVISION
We describe below, and in Note 28 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2020 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to depository institutions and bank holding companies (BHCs) is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, make acquisitions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and “Risk Factors” sections in the 2020 Annual Report to Shareholders for additional information.

General
Parent Bank Holding Company.  As a BHC, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company with securities listed on the New York Stock Exchange (NYSE), the Parent is subject to the rules of the NYSE for listed companies.

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

Parent Bank Holding Company Activities
“Financial in Nature” Requirement.  We became a financial holding company effective March 13, 2000. We continue to maintain our status as a BHC for purposes of other FRB regulations. As a BHC that has elected to be treated as a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
FRB approval is generally not required for us to acquire a company (other than a BHC, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank or savings association. In addition, the FRB has implemented a final rule under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that also prohibits our ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.
Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than BHCs, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. CRA performance is also taken into account by regulators in reviewing applications to establish bank branches. In addition, if the FRB finds that the Company or any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 28 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2020 Annual Report to Shareholders.
Furthermore, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019 (the “Support Agreement”), among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other direct and indirect subsidiaries of the Parent designated as material entities for resolution planning purposes or identified as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2020 Annual Report to Shareholders for additional information on the Support Agreement.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large BHCs, including Wells Fargo, to submit annual capital plans describing planned capital distributions, such as the payment of dividends. The FRB also finalized rules implementing in the

United States the Basel Committee on Banking Supervision’s regulatory capital rules, including the reforms known as Basel III, which established various capital requirements for U.S. banking organizations. Moreover, federal banking regulators have finalized rules that require leverage and supplementary leverage ratio requirements for large BHCs, like Wells Fargo, and their insured depository institutions. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to meet any of these requirements could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2020 Annual Report to Shareholders.

Holding Company Structure
Transfer of Funds from Subsidiary Banks.  The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other assets from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally must be secured by qualifying collateral. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms. The Company is also subject to lending limits and qualitative requirements on loans to executive officers, directors and principal shareholders of the Parent and its subsidiary banks.

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

Liability of Commonly Controlled Institutions.  All of the Company’s subsidiary banks in the U.S. are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same BHC, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same BHC. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Dodd-Frank Act
The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and “Risk Factors” sections of the 2020 Annual Report to Shareholders.

Capital and Liquidity Requirements and Capital Planning
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy and liquidity requirements administered by federal banking regulators. The capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also finalized rules to impose a leverage and supplementary leverage ratio on large BHCs, like Wells Fargo, and their insured depository institutions, and to implement a liquidity coverage ratio and a net stable funding ratio. The FRB has also finalized rules to address the amount of equity and unsecured long-term debt a G-SIB must hold to improve its resolvability and resiliency, often referred to as total loss absorbing capacity.
From time to time, federal banking regulators propose changes and amendments to, and issue interpretations of, risk-based capital requirements and related reporting instructions. In addition, the FRB closely monitors capital levels of the institutions it supervises and may require such institutions to modify capital levels based on FRB determinations. Such determinations, proposals or interpretations could, if implemented in the future, affect our reported capital ratios and net risk-adjusted assets.
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
In addition, the FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. Federal banking regulators also require stress tests to evaluate whether an institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
For more information on our capital requirements and planning, see the “Capital Management” section of the 2020 Annual Report to Shareholders.

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
The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. For the year ended December 31, 2020, the Company's FDIC deposit insurance assessments totaled $650 million.
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

Fiscal and Monetary Policies
Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the monetary policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.

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

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2020 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2020 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

December 31, 2020	Approximate square footage (in millions)
We currently occupy properties in:

United States
San Francisco, California
420 Montgomery Street (corporate headquarters)	0.4
All other San Francisco locations	3.2
Total San Francisco, California	3.6

Top 10 other U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	8.1
Minneapolis-St. Paul-Bloomington, MN-WI	5.6
New York-Newark-Jersey City, NY-NJ-PA	3.8
Phoenix-Mesa-Chandler, AZ	3.4
Los Angeles-Long Beach-Anaheim, CA	3.4
Des Moines-West Des Moines, IA	3.1
St. Louis, MO-IL	2.3
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1.8
Dallas-Fort Worth-Arlington, TX	1.7
Miami-Fort Lauderdale-Pompano Beach, FL	1.5
All other U.S. locations	40.1
Total United States	78.4

Top 5 International locations:
India	3.7
Philippines	0.9
United Kingdom	0.3
Canada	0.2
China	0.1
All other international locations	0.3
Total International	5.5

Total square footage property occupied	83.9
As of December 31, 2020, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices under ownership and lease agreements. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2020 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2020 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2020 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 16, 2021, there were 273,418 holders of record of the Company’s common stock.

DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend Restrictions” section under Item 1 of this report and in the 2020 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 28
(Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES
In July 2019, our Board of Directors authorized the repurchase of 350 million shares of our common stock, of which approximately 167 million shares were remaining under this authority at December 31, 2020. In January 2021, our Board of Directors authorized the repurchase of an additional 500 million shares of our common stock. The authorizations cover shares repurchased to meet employee benefit plan requirements. The Company maintains a variety of retirement plans for its employees and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate employee preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. See the “Capital Management” section in the 2020 Annual Report to Shareholders for additional information about our common stock repurchases.
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2020. In fourth quarter 2020, share repurchases were limited to repurchases in connection with the Wells Fargo & Company Stock Purchase Plan.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
October	38,777	$23.46	167,334,604
November	42,428	24.74	167,292,176
December	50,917	29.17	167,241,259
Total	132,122
(1)All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 23, 2019. Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2020 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2020 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2020 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the
2020 Annual Report to Shareholders under “Controls and
Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 52)
Executive Vice President, Chief Accounting Officer and Controller since March 2020;
    Executive Vice President and Controller from January 2020 to March 2020;
Executive Vice President from February 2013 to October 2019 and Chief Financial Officer from January 2018 to October 2019 at Comerica, Incorporated, a financial services company;
Chief Accounting Officer at Comerica Incorporated from July 2010 to January 2018.
Ms. Carr has served with the Company for 1 year.

William M. Daley (age 72)
    Vice Chairman of Public Affairs since November 2019;
Vice Chairman and a member of the Executive Committee at Bank of New York Mellon, a financial services company, from June 2019 to October 2019;
Managing Partner at Argentiere Capital, an investment management firm, from May 2014 to June 2019.
    Mr. Daley has served with the Company for 1 year.

Derek A. Flowers (age 49)
    Senior Executive Vice President and Head of Strategic Execution and Operations since June 2019;
Executive Vice President and Chief Credit and Market Risk Officer from July 2016 to June 2019;
Executive Vice President and Chief Credit Officer from July 2014 to July 2016.
    Mr. Flowers has served with the Company or its predecessors for 22 years.

David C. Galloreese (age 41)
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
Senior Vice President and Head of Talent at Walmart Inc., a multinational retailer, from October 2017 to June 2018;
Senior Vice President and Chief Human Resources Officer at Sam’s Club (Walmart Inc.) from October 2016 to June 2018;
Vice President and Head of Human Resources at Medallia Inc., an international software company, from May 2012 to October 2016.
Mr. Galloreese has served with the Company for 3 years.

Mary T. Mack (age 58)
Senior Executive Vice President and CEO of Consumer and Small Business Banking since February 2020;
Interim CEO of Consumer Lending from February 2020 to April 2020;
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
Ms. Mack has served with the Company or its predecessors for 36 years.

Amanda G. Norton (age 54)
Senior Executive Vice President and Chief Risk Officer since June 2018;
Chief Risk Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from November 2013 to June 2018.
Ms. Norton has served with the Company for 2 years.

Lester J. Owens (age 63)
Senior Executive Vice President and Head of Operations since July 2020;
Senior Executive Vice President and Head of Operations at Bank of New York Mellon, a financial services company, from February 2019 to July 2020;
Managing Director for Wholesale Banking Operations at JPMorgan Chase & Co., a financial services company, from 2007 to December 2018.
Mr. Owens has served with the Company for less than 1 year.

Ellen R. Patterson (age 47)
Senior Executive Vice President and General Counsel since March 2020;
Group Head, General Counsel at The Toronto-Dominion Bank, a financial services company, from November 2017 to March 2020;
Executive Vice President, General Counsel at The Toronto-Dominion Bank and head of legal, compliance, anti-money laundering, and General Counsel at TD Bank, N.A., a financial services company, from December 2016 to October 2017;
Senior Vice President at The Toronto-Dominion Bank and head of legal, compliance, anti-money laundering, and General Counsel at TD Bank, N.A. from December 2013 to December 2016.
Ms. Patterson has served with the Company for less than 1 year.

Perry G. Pelos (age 57)
Senior Executive Vice President and CEO of Commercial Banking since February 2020;
Senior Executive Vice President (Wholesale Banking) from November 2016 to February 2020;
Executive Vice President (Commercial Banking Services Group) from January 2016 to November 2016;
Executive Vice President (Commercial Banking, f/k/a Middle Market Banking) from May 2009 to January 2016.
Mr. Pelos has served with the Company or its predecessors for 33 years.

Scott E. Powell (age 58)
    Senior Executive Vice President and Chief Operating Officer since December 2019;
President and Chief Executive Officer of Santander Consumer USA Holdings Inc., a financial services company, from August 2017 to December 2019;
Senior Executive Vice President of Santander Bank, N.A., a financial services company, from August 2017 to December 2019;
Chief Executive Officer of Santander Bank, N.A. from July 2015 to August 2017;
President and Chief Executive Officer of Santander Holdings USA Inc., a financial services company, from March 2015 to December 2019.
    Mr. Powell has served with the Company for 1 year.

Michael P. Santomassimo (age 45)
Senior Executive Vice President and Chief Financial Officer since October 2020;
Senior Executive Vice President and Chief Financial Officer at Bank of New York Mellon, a financial services company, from January 2018 to July 2020;
Chief Financial Officer of Investment Services at Bank of New York Mellon from July 2016 to January 2018;
Chief Financial Officer, Banking at JPMorgan Chase & Co., a financial services company, from December 2013 to June 2016.
Mr. Santomassimo has served with the Company for less than 1 year.

Kleber R. Santos (age 47)
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion since November 2020;
President, Retail and Direct Banking at Capital One Financial Corporation, a financial services company, from March 2017 to October 2020;
Executive Vice President of consumer bank at Capital One Financial Corporation from August 2014 to March 2017.
Mr. Santos has served with the Company for less than 1 year.

Charles W. Scharf (age 55)
    Chief Executive Officer and President since October 2019;
Chief Executive Officer of Bank of New York Mellon, a financial services company, from July 2017 to September 2019;
Chief Executive Officer of Visa, Inc., a financial services company, from November 2012 to December 2016.
Mr. Scharf has served with the Company for 1 year.

Barry Sommers (age 51)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020;
Chief Executive Officer of Wealth Management at JPMorgan Chase & Co., a financial services company, from September 2016 to April 2019;
Chief Executive Officer of the Consumer Bank at JPMorgan Chase & Co. from May 2013 to October 2016.
Mr. Sommers has served with the Company for less than 1 year.

Saul Van Beurden (age 51)
    Senior Executive Vice President and Head of Technology since April 2019;
Chief Information Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from August 2016 to January 2019;
Chief Information Officer of Consumer and Business Banking at JPMorgan Chase & Co. from January 2016 to August 2016;
Chief Information Officer of Consumer Lending and Mortgage Banking at JPMorgan Chase & Co. from April 2014 to January 2016.
Mr. Van Beurden has served with the Company for 1 year.

Michael S. Weinbach (age 47)
Senior Executive Vice President and CEO of Consumer Lending since April 2020;
Chief Executive Officer of Home Lending at JPMorgan Chase & Co., a financial services company, from December 2015 to January 2020;
Mr. Weinbach has served with the Company for less than 1 year.

Jonathan G. Weiss (age 63)
Senior Executive Vice President and CEO of Corporate and Investment Banking since February 2020;
Interim CEO of Wealth and Investment Management from February 2020 to June 2020;
Senior Executive Vice President (Wealth and Investment Management) from July 2017 to February 2020;
President and Chief Executive Officer of Wells Fargo Securities, LLC from May 2014 to June 2017.
Mr. Weiss has served with the Company for 15 years.

Ather Williams III (age 50)
Senior Executive Vice President and Head of Strategy, Digital Platform, and Innovation since October 2020;
Managing Director, Head of Business Banking at Bank of America Corporation, a financial services company, from September 2017 to July 2020;
Managing Director, Head of Global Transaction Services at Bank of America Corporation from May 2015 to September 2017.
Mr. Williams has served with the Company for less than 1 year.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.
AUDIT COMMITTEE INFORMATION
The Audit Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has four members: Mark A. Chancy, Theodore F. Craver, Jr., Charles H. Noski (Chair), and Ronald L. Sargent. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS
CONDUCT
The Company’s Code of Ethics and Business Conduct applicable to employees (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit, Governance and Nominating, Human Resources, Corporate Responsibility, Credit, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance. Effective March 1, 2021, the Risk Committee will have primary oversight responsibility for credit risk and the Credit Committee will become a subcommittee of the Risk Committee.

ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the Company’s 2021 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors – Director Nominees for Election” and under “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the Company’s 2021 Proxy Statement under “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Human Capital Management – Performance Management and Incentive Compensation – Incentive Compensation Risk Management,” and “Human Capital Management – Our Workforce – CEO Pay Ratio and Median Annual Total Compensation.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans in effect on December 31, 2020, separately aggregated for plans approved by shareholders and for plans not approved by shareholders. A description of the material features of each equity compensation plan not approved by shareholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2020, unless otherwise indicated.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan category	# of shares to be issued upon exercise of outstanding option, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	# of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	55,945,540	(2)	$0.00	204,307,278	(3)
Equity compensation plans not approved by security holders	5,185,538	(4)	NA	3,462,972	(5)
Total	61,131,078		0.00	207,770,250
(1)Does not reflect restricted share rights (RSRs), restricted share units (RSUs), performance share awards or deferred compensation benefits because they have no exercise price.
(2)For the Long-Term Incentive Compensation Plan (LTICP), consists of 46,280,020 shares subject to RSRs, and a maximum of 7,556,784 performance shares. For the Supplemental 401(k) Plan, consists of 1,637,957 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 264,598 shares issuable upon distribution of deferred stock awards, and 206,181 shares issuable upon distribution of deferred compensation benefits.
(3)We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. Each share of common stock issued under the LTICP pursuant to awards count as two shares.
(4)This consists of shares of common stock issuable upon distribution of deferred compensation benefits and 2,833 shares issuable upon distribution related to the Norwest Corporation Directors’ Formula Stock Award Plan.
(5)We could have issued the number of shares of our common stock indicated in the following table pursuant to distributions of deferred compensation benefits. No information is provided for the Norwest Corporation Directors’ Formula Stock Award Plan because no future awards or deferrals will be made under this plan and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plans approved by security holders	# of shares remaining available for future issuance under equity compensation plans	Award types
LTICP	202,279,485	Stock, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,764,227	Deferral distribution
Directors Plan	263,566	Stock options, deferral distribution
Total	204,307,278

Plans not approved by security holders	# of shares remaining available for future issuance under equity compensation plans	Award types
Deferred Compensation Plan	3,305,224	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	157,748	Deferral distribution
Total	3,462,972

Material Features of Equity Compensation Plans Not Approved by Shareholders

Deferred Compensation Plan.  Under the Deferred Compensation Plan, eligible employees may defer receipt of salary, bonuses and certain other compensation subject to the terms of the plan. Deferral elections are irrevocable once made except for limited re-deferral opportunities. We treat amounts deferred by a participant as if invested in the earnings options selected by the participant, and determine the deferred compensation benefit payable to the participant based on the performance of those earnings options. The plan offers a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the Company with respect to their deferred compensation benefits under the plan.

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

ADDITIONAL INFORMATION
Additional information in response to this Item 12 can be found in the Company’s 2021 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table” and “Ownership of Our Common Stock – Principal Shareholders.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the Company’s 2021 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the Company’s 2021 Proxy Statement under “Audit Matters – Item 3 – Ratify Appointment of Independent Registered Public Accounting Firm for 2021 – KPMG Fees” and “Audit Matters – Item 3 – Ratify Appointment of Independent Registered Public Accounting Firm for 2021 – Audit Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2020 Annual Report to Shareholders, and are incorporated into this item by reference.
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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 26, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
Forms of Performance Share Award Agreement:
	For grants on or after January 26, 2021;	Filed herewith.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	For grants on or after February 26, 2018;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 26, 2021;	Filed herewith.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
	For grants on or after April 7, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	For grants on or after December 14, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2021.	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
	Wells Fargo Bonus Plan, as amended effective January 1, 2019.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	Wells Fargo Bonus Plan, as amended effective January 1, 2018.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
	Wells Fargo Bonus Plan, as amended effective January 1, 2017.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Filed herewith.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Filed herewith.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Exhibit Number	Description	Location
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.

Exhibit Number	Description	Location
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Filed herewith.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
10(l)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(m)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors, effective June 1, 2009.	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(n)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(o)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.

Exhibit Number	Description	Location
10(p)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(q)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.
	Amendment to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Form of stock award agreement for employees of Wachovia Corporation, including Jonathan Weiss.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(r)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(s)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(t)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2020 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

WELLS FARGO & COMPANY

By:	/s/ CHARLES W. SCHARF
Charles W. Scharf
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES W. SCHARF
Charles W. Scharf
President and Chief Executive Officer
(Principal Executive Officer)
February 23, 2021

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 23, 2021

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 23, 2021

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Charles H. Noski to sign this document on their behalf.

Steven D. Black	Wayne M. Hewett	Charles H. Noski	Ronald L. Sargent
Mark A. Chancy	Donald M. James	Richard B. Payne, Jr.	Charles W. Scharf
Celeste A. Clark	Maria R. Morris	Juan A. Pujadas	Suzanne M. Vautrinot
Theodore F. Craver, Jr.

By:	/s/ CHARLES H. NOSKI
Charles H. Noski
Director and Attorney-in-fact
February 23, 2021