Form 10-Q
period 2021-03-31
WELLS FARGO & COMPANY/MN
filed 2021-05-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 22, 2021
Common stock, $1-2/3 par value	4,133,571,501

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Mar 31, 2021 % Change from
($ in millions, except per share amounts)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Selected Income Statement Data
Total revenue	$18,063	17,925	17,717	1%	2
Noninterest expense	13,989	14,802	13,048	(5)	7
Pre-tax pre-provision profit (PTPP) (1)	4,074	3,123	4,669	30	(13)
Provision for credit losses	(1,048)	(179)	4,005	NM	NM
Wells Fargo net income (loss)	4,742	2,992	653	58	626
Wells Fargo net income (loss) applicable to common stock	4,363	2,642	42	65	NM
Common Share Data
Diluted earnings (loss) per common share	1.05	0.64	0.01	64	NM
Dividends declared per common share	0.10	0.10	0.51	—	(80)
Common shares outstanding	4,141.1	4,144.0	4,096.4	—	1
Average common shares outstanding	4,141.3	4,137.6	4,104.8	—	1
Diluted average common shares outstanding	4,171.0	4,151.3	4,135.3	—	1
Book value per common share (2)	$40.34	39.76	39.71	1	2
Tangible book value per common share (2)(3)	33.57	33.04	32.90	2	2
Selected Equity Data (period-end)
Total equity	188,348	185,920	183,330	1	3
Common stockholders' equity	167,062	164,778	162,654	1	3
Tangible common equity (3)	139,016	136,935	134,787	2	3
Performance Ratios
Return on average assets (ROA)(4)	0.99%	0.62	0.13
Return on average equity (ROE)(5)	10.6	6.4	0.1
Return on average tangible common equity (ROTCE)(3)	12.7	7.7	0.1
Efficiency ratio (6)	77	83	74
Net interest margin on a taxable-equivalent basis	2.05	2.13	2.58
Selected Balance Sheet Data (average)
Loans	$873,439	899,704	965,046	(3)	(9)
Assets	1,936,710	1,926,872	1,950,659	1	(1)
Deposits	1,393,472	1,380,100	1,337,963	1	4
Selected Balance Sheet Data (period-end)
Debt securities	505,826	501,207	501,563	1	1
Loans	861,572	887,637	1,009,843	(3)	(15)
Allowance for credit losses for loans	18,043	19,713	12,022	(8)	50
Equity securities	59,981	62,260	54,047	(4)	11
Assets	1,959,543	1,955,163	1,981,349	—	(1)
Deposits	1,437,119	1,404,381	1,376,532	2	4

Headcount (#) (period-end)	264,513	268,531	272,267	(1)	(3)
Capital and other metrics
Risk-based capital ratios and components (7):
Standardized Approach:
Common equity tier 1 (CET1)	11.85%	11.59	10.67
Tier 1 capital	13.54	13.25	12.22
Total capital	16.75	16.47	15.21
Risk-weighted assets (RWAs) (in billions)	1,179.0	1,193.7	1,262.8	(1)	(7)
Advanced Approach:
Common equity tier 1 (CET1)	12.60%	11.94	11.41
Tier 1 capital	14.39	13.66	13.06
Total capital	16.92	16.14	15.58
Risk-weighted assets (RWAs) (in billions)	$1,109.4	1,158.4	1,181.3	(4)	(6)
Tier 1 leverage ratio	8.36%	8.32	8.03
Liquidity Coverage Ratio (LCR)	127	133	121
Supplementary Leverage Ratio (SLR)	7.91	8.05	6.84
Total Loss Absorbing Capacity (TLAC)	25.18	25.74	23.27
NM – Not meaningful
(1)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(2)Book value per common share is common stockholders' equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
(3)Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
(4)Represents Wells Fargo net income (loss) divided by average assets.
(5)Represents Wells Fargo net income (loss) applicable to common stock divided by average common stockholders’ equity.
(6)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(7)Beginning January 1, 2018, the requirements for calculating common equity tier 1 (CET1) and tier 1 capital, along with risk-weighted assets (RWAs), became fully phased-in. Accordingly, the information presented reflects fully phased-in CET1, tier 1 capital, and RWAs, but reflects total capital still in accordance with transition requirements. See the “Capital Management” section and Note 23 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report for additional information.

2	Wells Fargo & Company

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for definitions of terms used throughout this Report.
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets and proudly serves one in three U.S. households and more than 10% of all middle market companies and small businesses in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 30 on Fortune’s 2020 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2021.
Wells Fargo’s top priority remains meeting its regulatory requirements to build the right foundation for all that lies ahead. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we may experience issues or delays along the way in satisfying their requirements. Issues or delays with one regulatory action could affect our progress on others, and failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, enforcement actions, and other negative consequences. While we still have significant work to do, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Due to the COVID-19 pandemic, on April 8, 2020, the FRB amended the consent order to allow the Company to exclude from the asset cap any on-balance sheet exposure resulting from loans made by the Company in connection with the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. As required under the amendment to the consent order, to the extent the Company chooses to exclude these exposures from the asset cap, certain fees and other economic benefits received by the Company from loans made in connection with these programs shall be transferred to the U.S. Treasury or to non-profit organizations approved by the FRB that support small businesses. As of March 31, 2021, the Company had not excluded these exposures from the asset cap. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company. The Company continues to work to address the provisions of the consent orders. The Company has not yet satisfied certain aspects of the consent orders, and as a result, we

Wells Fargo & Company	3

Overview (continued)
believe regulators may impose additional penalties or take other enforcement actions.

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
For additional information regarding retail sales practices matters, including related legal matters, see the “Risk Factors” section in our 2020 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Other Customer Remediation Activities
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort. We have previously disclosed key areas of focus as part of our rebuilding trust efforts and are in the process of providing remediation for those matters. We have accrued for the probable and estimable remediation costs related to our rebuilding trust efforts, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators.
As our ongoing reviews continue, it is possible that in the future we may identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. For additional information, including related legal and regulatory risk, see the “Risk Factors” section in our 2020 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Recent Developments
Efficiency Initiatives
We are pursuing various initiatives to reduce expenses and create a more efficient and streamlined organization. Actions from these initiatives may include (i) reorganizing and simplifying business processes and structures to improve internal operations and the customer experience, (ii) reducing headcount, (iii) optimizing third-party spending, including for our technology infrastructure, and (iv) rationalizing our branch and administrative locations, which may include consolidations and closures. In first quarter 2021, we recognized a limited amount of restructuring charges within noninterest expense in our consolidated statement of income as a result of these initiatives. For additional information, see Note 19 (Restructuring Charges) to Financial Statements in this Report.

COVID-19 Pandemic
In response to the COVID-19 pandemic, we have been working diligently to protect employee safety while continuing to carry out Wells Fargo’s role as a provider of essential services to the public. We have taken comprehensive steps to help customers, employees and communities.
We have strong levels of capital and liquidity, and we remain focused on delivering for our customers and communities to get through these unprecedented times.

PAYCHECK PROTECTION PROGRAM The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) created funding for the Small Business Administration’s (SBA) loan program providing forgiveness of up to the full principal amount of qualifying loans guaranteed under a program called the Paycheck Protection Program (PPP). Since its inception, we have funded approximately 264,000 loans under the PPP totaling $13.2 billion, and more than $1.0 billion of principal forgiveness has been provided on qualifying PPP loans. We deferred approximately $420 million of SBA processing fees in 2020 that will be recognized as interest income over the terms of the loans. We voluntarily committed to donate all of the gross processing fees received from PPP loans funded in 2020. Through March 31, 2021, we donated approximately $125 million of these processing fees to non-profit organizations that support small businesses. We funded $2.8 billion of PPP loans in first quarter 2021. For this latest round in first quarter 2021, we deferred approximately $200 million of SBA processing fees that will be recognized as interest income over the terms of the loans. We have committed to donate any net profits related to PPP loans funded in 2021. For additional information on the CARES Act and the PPP, see the “Overview – Recent Developments – COVID-19 Pandemic” section in our 2020 Form 10-K.

LIBOR Transition
The London Interbank Offered Rate (LIBOR) is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. On March 5, 2021, the Financial Conduct Authority and the administrator of LIBOR announced that LIBOR will no longer be published on a representative basis after December 31, 2021, with the exception of the most commonly used tenors of U.S. dollar (USD) LIBOR which will no longer be published on a representative basis after June 30, 2023. Federal banking agencies have issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
For information on the amount of our LIBOR-linked assets and liabilities, as well as initiatives created by our LIBOR Transition Office in an effort to mitigate the risks associated with a transition away from LIBOR, see the “Overview – Recent Developments – LIBOR Transition” section in our 2020 Form
10-K. For information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2020 Form 10-K.

Capital Actions and Restrictions
On March 25, 2021, the FRB announced that it was extending measures it previously announced limiting capital distributions by large bank holding companies (BHCs), including Wells Fargo, subject to certain exceptions. The FRB has generally authorized, among other things, BHCs to pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, so long as the BHC does not increase the amount of its common stock dividend from the level paid in second quarter 2020. The FRB also announced that if a BHC remains above all of its minimum risk-based capital

4	Wells Fargo & Company

requirements in this year's supervisory stress test, these additional limitations on capital distributions will end for that BHC after June 30, 2021. For additional information about capital planning, including the FRB’s recent announcement on capital distributions, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

Business and Portfolio Divestitures
On February 23, 2021, we announced an agreement to sell Wells Fargo Asset Management for a purchase price of $2.1 billion. As part of the transaction, we will own a 9.9% equity interest and continue to serve as a client and distribution partner.
On March 23, 2021, we announced an agreement to sell our Corporate Trust Services business for a purchase price of $750 million. Both transactions are expected to close in the second half of 2021, subject to customary closing conditions.
In first quarter 2021, we completed the first phase of the previously announced sale of our student loan portfolio, which resulted in a $208 million gain included in other noninterest income and a $104 million goodwill write-down included in other noninterest expense. In April 2021, we completed the sale of substantially all of the remaining portfolio, which will result in a $147 million gain and a $79 million write-down of the remaining goodwill in second quarter 2021.
Financial Performance

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2021	2020	$ Change	% Change
Selected income statement data
Net interest income	$8,798	11,312	(2,514)	(22)%
Noninterest income	9,265	6,405	2,860	45
Total revenue	18,063	17,717	346	2
Net charge-offs	523	941	(418)	(44)
Change in the allowance for credit losses	(1,571)	3,064	(4,635)	NM
Provision for credit losses	(1,048)	4,005	(5,053)	NM
Noninterest expense	13,989	13,048	941	7
Income tax expense	326	159	167	105
Wells Fargo net income	4,742	653	4,089	626
Wells Fargo net income applicable to common stock	4,363	42	4,321	NM
NM – Not meaningful

In first quarter 2021, we generated $4.7 billion of net income and diluted earnings per common share (EPS) of $1.05, compared with $653 million of net income and EPS of $0.01 in the same period a year ago. Financial performance for first quarter 2021, compared with the same period a year ago, included the following:
•total revenue increased due to higher net gains from equity securities and mortgage banking income, partially offset by lower net interest income;
•provision for credit losses decreased reflecting lower net charge-offs and improvements in the economic environment;
•noninterest expense increased due to higher personnel expense, partially offset by lower operating losses and lower professional and outside services expense;
•average loans decreased due to paydowns exceeding originations in the residential mortgage and credit card portfolios, weak demand for commercial loans, and the reclassification of student loans, included in other consumer loans, to loans held for sale after the announced sale of the portfolio in fourth quarter 2020; and
•average deposits increased driven by growth in consumer deposits in the Consumer Banking and Lending and Wealth and Investment Management (WIM) operating segments due to customers' preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, government stimulus programs, and lower consumer spending, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

Capital and Liquidity
We maintained a strong capital position in first quarter 2021, with total equity of $188.3 billion at March 31, 2021, compared with $185.9 billion at December 31, 2020. Our liquidity and regulatory capital ratios remained strong at March 31, 2021, including:
•our liquidity coverage ratio (LCR) was 127%, which continued to exceed the regulatory minimum of 100%;
•our Common Equity Tier 1 (CET1) ratio was 11.85%, which continued to exceed both the regulatory requirement of 9% and our current internal target of 10%; and
•our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.18%, compared with the regulatory requirement of 21.50%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality was impacted by the improving economic environment.
•The allowance for credit losses (ACL) for loans of $18.0 billion at March 31, 2021, decreased $1.7 billion from December 31, 2020.
•Our provision for credit losses for loans was $(1.1) billion in first quarter 2021, down from $3.8 billion in the same period a year ago. The decrease in the ACL for loans and the provision for credit losses in first quarter 2021, compared with the same period a year ago, reflected improvements in the economic environment.

Wells Fargo & Company	5

Overview (continued)
•The allowance coverage for total loans was 2.09% at March 31, 2021, compared with 2.22% at December 31, 2020.
•Commercial portfolio net loan charge-offs were $149 million, or 13 basis points of average commercial loans, in first quarter 2021, compared with net loan charge-offs of $324 million, or 25 basis points, in the same period a year ago, predominantly driven by lower losses in our commercial and industrial portfolio primarily within the oil, gas and pipelines industry, partially offset by increased losses in the real estate mortgage and construction portfolios.
•Consumer portfolio net loan charge-offs were $364 million, or 37 basis points of average consumer loans, in first quarter
2021, compared with net loan charge-offs of $585 million, or 53 basis points, in the same period a year ago, driven by lower losses in all consumer loan portfolios as a result of payment deferral activities and government stimulus programs instituted in response to the COVID-19 pandemic.
•Nonperforming assets (NPAs) of $8.2 billion at March 31, 2021, decreased $692 million, or 8%, from December 31, 2020, predominantly driven by decreases in our commercial and industrial portfolio, primarily within the oil, gas and pipelines industry, commercial real estate mortgage, and residential mortgage portfolios reflecting improvements in the economic environment. NPAs represented 0.95% of total loans at March 31, 2021.

Earnings Performance
Wells Fargo net income for first quarter 2021 was $4.7 billion ($1.05 diluted EPS), compared with $653 million ($0.01 diluted EPS) for first quarter 2020. Net income increased in first quarter 2021, compared with the same period a year ago, predominantly due to a $5.1 billion decrease in provision for credit losses and a $2.9 billion increase in noninterest income, partially offset by a $2.5 billion decrease in net interest income and a $941 million increase in noninterest expense.

Net Interest Income
Net interest income and net interest margin decreased in first quarter 2021, compared with the same period a year ago, driven by a repricing of the balance sheet, lower loan balances primarily due to soft demand and elevated prepayments, as well as unfavorable hedge ineffectiveness accounting results, and higher mortgage-backed securities premium amortization.
Table 1 presents the individual components of net interest income and the net interest margin. Net interest income and the net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended March 31, 2021 and 2020.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2020 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
	2021			2020
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$223,437	57	0.10%	$129,522	381	1.18%
Federal funds sold and securities purchased under resale agreements	72,148	7	0.04	107,555	380	1.42
Debt securities:
Trading debt securities	87,383	534	2.45	101,062	770	3.05
Available-for-sale debt securities	206,946	841	1.63	252,559	1,810	2.87
Held-to-maturity debt securities	216,826	1,027	1.90	157,891	1,009	2.56
Total debt securities	511,155	2,402	1.89	511,512	3,589	2.81
Loans held for sale (2)	34,554	331	3.85	21,846	209	3.82
Loans:
Commercial loans:
Commercial and industrial – U.S.	252,892	1,596	2.56	288,502	2,546	3.55
Commercial and industrial – Non-U.S.	65,419	338	2.10	70,659	556	3.16
Real estate mortgage	120,734	812	2.73	121,788	1,187	3.92
Real estate construction	21,755	166	3.10	20,277	229	4.54
Lease financing	15,799	172	4.33	19,288	212	4.40
Total commercial loans	476,599	3,084	2.62	520,514	4,730	3.65
Consumer loans:
Residential mortgage – first lien	266,251	2,068	3.11	293,556	2,650	3.61
Residential mortgage – junior lien	22,321	228	4.13	28,905	370	5.14
Credit card	35,205	1,033	11.90	39,756	1,207	12.21
Auto	48,680	560	4.66	48,258	596	4.96
Other consumer	24,383	233	3.87	34,057	534	6.32
Total consumer loans	396,840	4,122	4.18	444,532	5,357	4.83
Total loans (2)	873,439	7,206	3.33	965,046	10,087	4.20
Equity securities	29,434	137	1.87	37,532	208	2.22
Other	9,498	1	0.03	7,431	14	0.77
Total interest-earning assets	$1,753,665	10,141	2.33%	$1,780,444	14,868	3.35%
Cash and due from banks	24,598	—		20,571	—
Goodwill	26,383	—		26,387	—
Other	132,064	—		123,257	—
Total noninterest-earning assets	$183,045	—		170,215	—
Total assets	$1,936,710	10,141		1,950,659	14,868
Liabilities
Deposits:
Demand deposits	$444,764	33	0.03%	$63,086	135	0.86%
Savings deposits	411,596	32	0.03	762,138	978	0.52
Time deposits	44,025	47	0.43	112,077	466	1.67
Deposits in non-U.S offices	30,731	—	0.01	53,335	163	1.23
Total interest-bearing deposits	931,116	112	0.05	990,636	1,742	0.71
Short-term borrowings	59,082	(9)	(0.06)	102,977	292	1.14
Long-term debt	198,340	1,026	2.07	229,002	1,240	2.17
Other liabilities	28,875	109	1.50	30,199	142	1.90
Total interest-bearing liabilities	$1,217,413	1,238	0.41	$1,352,814	3,416	1.01
Noninterest-bearing demand deposits	462,356	—		347,327	—
Other noninterest-bearing liabilities	67,609	—		62,348	—
Total noninterest-bearing liabilities	$529,965	—		409,675	—
Total liabilities	$1,747,378	1,238		1,762,489	3,416
Total equity	189,332	—		188,170	—
Total liabilities and equity	$1,936,710	1,238		1,950,659	3,416

Interest rate spread on a taxable-equivalent basis (3)			1.92%			2.34%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$8,903	2.05%		$11,452	2.58%
(1)The average balance amounts represent amortized costs. The interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $105 million and $140 million for the quarters ended March 31, 2021 and 2020, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Deposit-related fees	$1,255	1,447	(192)	(13)%
Lending-related fees	361	350	11	3
Investment advisory and other asset-based fees (1)	2,756	2,506	250	10
Commissions and brokerage services fees (1)	636	677	(41)	(6)
Investment banking fees	568	391	177	45
Card fees	949	892	57	6
Servicing income, net	(99)	271	(370)	NM
Net gains on mortgage loan originations/sales	1,425	108	1,317	NM
Mortgage banking	1,326	379	947	250
Net gains from trading activities	348	64	284	444
Net gains on debt securities	151	237	(86)	(36)
Net gains (losses) from equity securities	392	(1,401)	1,793	128
Lease income	315	353	(38)	(11)
Other	208	510	(302)	(59)
Total	$9,265	6,405	2,860	45
NM – Not meaningful
(1)In first quarter 2021, trust and investment management fees and asset-based brokerage fees were combined into a single line item for investment advisory and other asset-based fees, and brokerage commissions and other brokerage services fees were combined into a single line item for commissions and brokerage services fees. Prior period balances have been revised to conform with the current period presentation.
First quarter 2021 vs. first quarter 2020

Deposit-related fees decreased driven by:
•higher average consumer deposit account balances due to the economic slowdown and government stimulus programs associated with the COVID-19 pandemic; and
•higher fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic;
partially offset by:
•higher treasury management fees on commercial accounts driven by a lower earnings credit rate due to the lower interest rate environment.

Investment advisory and other asset-based fees increased reflecting higher market valuations on client investment assets.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” and “Earnings Performance – Operating Segment Results – Corporate – Wells Fargo Asset Management (WFAM) Assets Under Management” sections in this Report.

Commissions and brokerage services fees decreased driven by lower transactional revenue due to higher customer activity in first quarter 2020 reflecting the economic uncertainty associated with the onset of the COVID-19 pandemic.

Investment banking fees increased driven by higher advisory fees and equity and debt origination fees.

Card fees increased reflecting lower credit card rewards costs, partially offset by lower late fees due to higher payment rates.

Servicing income, net decreased reflecting:
•lower servicing fees due to a lower balance of loans serviced for others resulting from continued prepayments; and
•lower income from mortgage servicing right (MSR) valuation changes and related hedges, which reflected a favorable impact from changes in interest rates, more than offset by less favorable hedge results.

Net gains on mortgage loan originations/sales increased
driven by:
•higher margins in our retail production channel;
•higher residential real estate held for sale (HFS) origination volumes in our retail production channel;
•higher gains related to the re-securitization of loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools in 2020; and
•higher gains due to losses in first quarter 2020 driven by the impact of interest rate volatility on hedging activities associated with our residential mortgage loans held for sale portfolio and pipeline, as well as valuation losses on certain residential and commercial loans held for sale due to market conditions.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities increased reflecting:
•higher client demand for asset-backed finance products, other credit products, and municipal bonds;
partially offset by:
•lower client demand for interest rate products and lower revenue in equities and commodities.

Net gains on debt securities decreased due to lower gains from the sales of agency mortgage-backed securities (MBS) and municipal bonds as a result of decreased sales volumes.

Net gains (losses) from equity securities increased driven by:
•lower impairment of $920 million on equity securities due to the market impact of the COVID-19 pandemic in first quarter 2020;
•losses in first quarter 2020 on deferred compensation plan investments (largely offset in personnel expense). Refer to

8	Wells Fargo & Company

Table 3a for the results for our deferred compensation plan and related hedges; and
•higher realized gains on marketable equity securities.

Lease income decreased due to a reduction in the size of the operating lease asset portfolio.

Other income decreased due to:
•lower gains on the sales of residential mortgage loans which were reclassified to held for sale in 2019; and
•higher valuation losses related to the retained litigation risk, including the timing and amount of final settlement, associated with shares of Visa Class B common stock that we sold. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2020 Form 10-K;
partially offset by:
•a gain on the sale of a portion of our student loan portfolio; and
•higher income from investments accounted for under the equity method.
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Personnel	$9,558	8,323	1,235	15%
Technology, telecommunications and equipment	844	798	46	6
Occupancy	770	715	55	8
Operating losses	213	464	(251)	(54)
Professional and outside services	1,388	1,606	(218)	(14)
Leases (1)	226	260	(34)	(13)
Advertising and promotion	90	181	(91)	(50)
Restructuring charges	13	—	13	NM
Other	887	701	186	27
Total	$13,989	13,048	941	7
NM – Not meaningful
(1)Represents expenses for assets we lease to customers.
First quarter 2021 vs. first quarter 2020

Personnel expense increased driven by:
•higher deferred compensation expense;
•higher incentive compensation expense, including the impact of higher market valuations on stock-based compensation; and
•higher revenue-related compensation expense;
partially offset by:
• lower salaries.

Table 3a presents results for our deferred compensation plan and related hedges. In second quarter 2020, we entered into arrangements to transition our economic hedges of the deferred compensation plan liabilities from equity securities to derivative instruments. As a result of this transition, changes in fair value of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense rather than in net gains (losses) from equity securities within noninterest income. For additional information on the derivatives used in the economic hedges, see Note 14 (Derivatives) to Financial Statements in this Report.
Table 3a: Deferred Compensation and Related Hedges

	Quarter ended March 31,
(in millions)	2021	2020
Net interest income	$—	12
Net losses from equity securities	—	(621)
Total losses from deferred compensation plan investments	—	(609)
Decrease (increase) in deferred compensation plan liabilities	(165)	598
Net derivative gains from economic hedges of deferred compensation	160	—
Decrease (increase) in personnel expense	(5)	598
Loss before income tax expense	$(5)	(11)
Technology, telecommunications and equipment expense increased due to higher expense for technology contracts and higher telecommunications expense related to the COVID-19 pandemic.

Occupancy expense increased due to additional cleaning fees, supplies, and equipment expenses related to the COVID-19 pandemic.
Operating losses decreased driven by lower expense for litigation accruals and customer remediation accruals.

Professional and outside services expense decreased driven by reduced project spending due to efficiency initiatives.

Lease expense decreased due to a reduction in the size of the operating lease asset portfolio.

Wells Fargo & Company	9

Earnings Performance (continued)
Advertising and promotion expense decreased driven by reduced marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.

Restructuring charges increased related to our efficiency initiatives that began in third quarter 2020. For additional information on restructuring charges, see Note 19 (Restructuring Charges) to Financial Statements in this Report.

Other expenses increased driven by:
•a write-down of goodwill in first quarter 2021 related to the sale of a portion of our student loan portfolio;
•higher charitable donations expense driven by the donation of PPP processing fees; and
•higher Federal Deposit Insurance Corporation (FDIC) deposit assessment expense driven by a higher assessment rate;
partially offset by:
•a reduction in business travel and company events due to the impact of the COVID-19 pandemic.

Income Tax Expense
Income tax expense was $326 million in first quarter 2021, compared with $159 million in the same period a year ago, driven by higher pre-tax income. The effective income tax rate was 6.4% for first quarter 2021, compared with 19.5% for the same period a year ago. Income tax expense for first quarter 2021 included net discrete income tax benefits of $154 million related mainly to the resolution of prior period matters with tax authorities. Income tax expense for first quarter 2020 included net discrete income tax expense of $141 million driven by the accounting for stock compensation activity, the net impact of accounting for uncertain tax positions, and the outcome of U.S. federal income tax examinations.

Operating Segment Results
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see Table 4. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed by our Chief Executive Officer and Operating Committee. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenues and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

In February 2021, we announced an agreement to sell Wells Fargo Asset Management and moved the business from the Wealth and Investment Management operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. This change did not impact the previously reported consolidated financial results of the Company.
Funds Transfer Pricing Corporate treasury manages a funds transfer pricing methodology that considers interest rate risk, liquidity risk, and other product characteristics. Operating segments pay a funding charge for their assets and receive a funding credit for their deposits, both of which are included in net interest income. The net impact of the funding charges or credits is recognized in corporate treasury.
Revenue and Expense Sharing When lines of business jointly serve customers, the line of business that is responsible for providing the product or service recognizes revenue or expense with a referral fee paid or an allocation of cost to the other line of business based on established internal revenue-sharing agreements.
When a line of business uses a service provided by another line of business or enterprise function (included in Corporate), expense is generally allocated based on the cost and use of the service provided.
Taxable-Equivalent Adjustments Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for low-income housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.
Allocated Capital Reportable operating segments are allocated capital under a risk-sensitive framework that is primarily based on aspects of our regulatory capital requirements, and the assumptions and methodologies used to allocate capital are periodically assessed and revised. Management believes that return on allocated capital is a useful financial measure because it enables management, investors, and others to assess a reportable operating segment’s use of capital.
Selected Metrics We present certain financial and nonfinancial metrics that management uses when evaluating reportable operating segment results. Management believes that these metrics are useful to investors and others to assess the performance, customer growth, and trends of reportable operating segments or lines of business.

10	Wells Fargo & Company

Table 4: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer and Small Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Affiliated venture capital and private equity partnerships • Non-strategic businesses

Table 5 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Table 5: Operating Segment Results – Highlights

	Quarter ended March 31,
(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
2021
Net interest income	$5,615	1,283	1,778	657	(430)	(105)	8,798
Noninterest income	3,039	925	1,845	2,887	1,319	(750)	9,265
Total revenue	8,654	2,208	3,623	3,544	889	(855)	18,063
Provision for credit losses	(419)	(399)	(284)	(43)	97	—	(1,048)
Noninterest expense	6,267	1,766	1,833	3,028	1,095	—	13,989
Income (loss) before income tax expense (benefit)	2,806	841	2,074	559	(303)	(855)	5,122
Income tax expense (benefit)	702	203	500	140	(364)	(855)	326
Net income before noncontrolling interests	2,104	638	1,574	419	61	—	4,796
Less: Net income from noncontrolling interests	—	1	—	—	53	—	54
Net income	$2,104	637	1,574	419	8	—	4,742
2020
Net interest income	$6,002	1,774	2,019	838	819	(140)	11,312
Noninterest income	2,647	728	1,369	2,432	(119)	(652)	6,405
Total revenue	8,649	2,502	3,388	3,270	700	(792)	17,717
Provision for credit losses	1,569	1,041	1,125	8	262	—	4,005
Noninterest expense	6,257	1,697	1,870	2,657	567	—	13,048
Income (loss) before income tax expense (benefit)	823	(236)	393	605	(129)	(792)	664
Income tax expense (benefit)	205	(61)	101	152	554	(792)	159
Net income (loss) before noncontrolling interests	618	(175)	292	453	(683)	—	505
Less: Net income (loss) from noncontrolling interests	—	1	—	—	(149)	—	(148)
Net income (loss)	$618	(176)	292	453	(534)	—	653
(1)All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see the "Corporate" section below. In February 2021, we announced an agreement to sell Wells Fargo Asset Management and moved the business from the Wealth and Investment Management operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation.
(2)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for low-income housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

Wells Fargo & Company	11

Earnings Performance (continued)
Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $5 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending. Table 5a and Table 5b provide additional information for Consumer Banking and Lending.
Table 5a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change
Income Statement
Net interest income	$5,615	6,002	(387)	(6)%
Noninterest income:
Deposit-related fees	661	879	(218)	(25)
Card fees	892	819	73	9
Mortgage banking	1,259	342	917	268
Other	227	607	(380)	(63)
Total noninterest income	3,039	2,647	392	15
Total revenue	8,654	8,649	5	—
Net charge-offs	370	621	(251)	(40)
Change in the allowance for credit losses	(789)	948	(1,737)	NM
Provision for credit losses	(419)	1,569	(1,988)	NM
Noninterest expense	6,267	6,257	10	—
Income before income tax expense	2,806	823	1,983	241
Income tax expense	702	205	497	242
Net income	$2,104	618	1,486	240
Revenue by Line of Business
Consumer and Small Business Banking	$4,550	4,861	(311)	(6)
Consumer Lending:
Home Lending	2,227	1,876	351	19
Credit Card	1,346	1,375	(29)	(2)
Auto	403	380	23	6
Personal Lending	128	157	(29)	(18)
Total revenue	$8,654	8,649	5	—

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	17.2%	4.6
Efficiency ratio (2)	72	72
Headcount (#) (period-end)	123,547	133,394		(7)
Retail bank branches (#)	4,944	5,329		(7)
Digital active customers (# in millions) (3)	32.9	31.1		6
Mobile active customers (# in millions) (3)	26.7	24.9		7

Consumer and Small Business Banking:
Deposit spread (4)	1.6%	2.0
Debit card purchase volume ($ in billions) (5)	$108.5	90.6	17.9	20
Debit card purchase transactions (# in millions) (5)	2,266	2,195	71	3

(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$(123)	257	(380)	NM
Net gains on mortgage loan originations/sales	1,382	85	1,297	NM
Total mortgage banking	$1,259	342	917	268%

Originations ($ in billions):
Retail	$33.6	23.1	10.5	45
Correspondent	18.2	24.9	(6.7)	(27)
Total originations	$51.8	48.0	3.8	8

% of originations held for sale (HFS)	75.8%	69.6
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$801.0	1,037.5	(236.5)	(23)
Mortgage servicing rights (MSR) carrying value (period-end)	7,536	8,126	(590)	(7)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	0.94%	0.78
Home lending loans 30+ days or more delinquency rate (7)(8)	0.56	0.71

Credit Card:
Point of sale (POS) volume ($ in billions)	$21.1	19.9	1.2	6
New accounts (# in thousands) (9)	266	315		(16)
Credit card loans 30+ days or more delinquency rate (8)	2.01%	2.60

Auto:
Auto originations ($ in billions)	$7.0	6.5	0.5	8
Auto loans 30+ days or more delinquency rate (8)	1.22%	2.31

Personal Lending:
New funded balances	$413	667	(254)	(38)
NM – Not meaningful
(1)Return on allocated capital is segment net income (loss) applicable to common stock divided by segment average allocated capital. Segment net income (loss) applicable to common stock is segment net income (loss) less allocated preferred stock dividends.
(2)Efficiency ratio is segment noninterest expense divided by segment total revenue (net interest income and noninterest income).
(3)Digital and mobile active customers is the number of consumer and small business customers who have logged on via a digital or mobile device, respectively, in the prior 90 days. Digital active customers includes both online and mobile customers.
(4)Deposit spread is (i) the internal funds transfer pricing credit on segment deposits minus interest paid to customers for segment deposits, divided by (ii) average segment deposits.
(5)Debit card purchase volume and transactions reflect combined activity for both consumer and business debit card purchases.
(6)Excludes residential mortgage loans subserviced for others.
(7)Excludes residential mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) and loans held for sale.
(8)Beginning in second quarter 2020, customer payment deferral activities instituted in response to the COVID-19 pandemic may have delayed the recognition of delinquencies for those customers who would have otherwise moved into past due status.
(9)Excludes certain private label new account openings.
First quarter 2021 vs. first quarter 2020
Revenue was largely unchanged reflecting:
•higher card fees driven by lower credit card rewards costs, partially offset by lower late fees due to higher payment rates; and
•higher mortgage banking noninterest income driven by higher HFS origination volumes and higher margins in our retail production channel, partially offset by lower servicing income due to lower servicing fees on lower balances of loans serviced for others and lower income from MSR valuation changes and related hedges;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances as paydowns exceeded originations;
•lower deposit-related fees driven by higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic, as well as fee waivers and reversals as part of our actions to support customers during the COVID-19 pandemic; and
•lower other income driven by lower gains on loan sales.

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense was largely unchanged reflecting:
•higher charitable donations expense due to the donation of PPP processing fees;
•higher FDIC deposit assessment expense driven by a higher assessment rate;
•higher expense allocated from enterprise functions, reflecting risk management and technology support; and
•higher personnel expense driven by higher revenue-related compensation in Home Lending, partially offset by lower branch staffing expense related to efficiency initiatives in Consumer and Small Business Banking;
offset by:
•lower operating losses due to lower expense for litigation and customer remediation accruals; and
•lower advertising and promotion expense.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 5b: Consumer Banking and Lending – Balance Sheet

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Home Lending	$243,036	276,827	(33,791)	(12)%
Auto	49,518	49,493	25	—
Credit Card	35,205	39,756	(4,551)	(11)
Small Business	20,137	9,715	10,422	107
Personal Lending	5,185	6,771	(1,586)	(23)
Total loans	$353,081	382,562	(29,481)	(8)
Total deposits	789,439	652,706	136,733	21
Allocated capital	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Home Lending	$230,478	275,395	(44,917)	(16)
Auto	50,007	49,779	228	—
Credit Card	34,246	38,582	(4,336)	(11)
Small Business	20,820	9,753	11,067	113
Personal Lending	4,998	6,692	(1,694)	(25)
Total loans	$340,549	380,201	(39,652)	(10)
Total deposits	837,765	672,603	165,162	25
First quarter 2021 vs. first quarter 2020
Total loans (average and period-end) decreased as growth in small business loans driven by loans funded under the PPP was more than offset by paydowns exceeding originations in the home lending, credit card, and personal lending portfolios. Home lending loan balances were also impacted by actions taken in 2020 to suspend certain non-conforming residential mortgage and home equity originations.

Total deposits (average and period-end) increased driven by government stimulus programs and lower consumer spending due to the COVID-19 pandemic.

14	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. In March 2021, we announced an agreement to sell our Corporate Trust Services business and expect to move the business from the Commercial Banking operating segment to Corporate in second quarter 2021. Table 5c and Table 5d provide additional information for Commercial Banking.
Table 5c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions)	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,283	1,774	(491)	(28)%
Noninterest income:
Deposit-related fees	317	302	15	5
Lending-related fees	136	128	8	6
Lease income	174	198	(24)	(12)
Other	298	100	198	198
Total noninterest income	925	728	197	27
Total revenue	2,208	2,502	(294)	(12)
Net charge-offs	39	170	(131)	(77)
Change in the allowance for credit losses	(438)	871	(1,309)	NM
Provision for credit losses	(399)	1,041	(1,440)	NM
Noninterest expense	1,766	1,697	69	4
Income (loss) before income tax expense (benefit)	841	(236)	1,077	456
Income tax expense (benefit)	203	(61)	264	433
Less: Net income from noncontrolling interests	1	1	—	—
Net income (loss)	$637	(176)	813	462

Revenue by Line of Business
Middle Market Banking	$1,159	1,455	(296)	(20)
Asset-Based Lending and Leasing	898	843	55	7
Other	151	204	(53)	(26)
Total revenue	$2,208	2,502	(294)	(12)

Revenue by Product
Lending and leasing	$1,193	1,411	(218)	(15)
Treasury management and payments	749	982	(233)	(24)
Other	266	109	157	144
Total revenue	$2,208	2,502	(294)	(12)

Selected Metrics
Return on allocated capital	12.3%	(4.7)
Efficiency ratio	80	68
Headcount (#) (period-end)	22,657	24,036		(6)
NM – Not meaningful
First quarter 2021 vs. first quarter 2020
Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment and lower average loan balances; and
•lower lease income reflecting a reduction in the size of the operating lease asset portfolio;
partially offset by:
•higher other noninterest income due to impairments on equity securities in first quarter 2020; and
•higher treasury management fees on commercial accounts, included in deposit-related fees, driven by a lower earnings credit rate due to the lower interest rate environment.
Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense increased driven by:
•higher expenses allocated from enterprise functions, including higher technology expenses;
partially offset by:
•lower spending related to efficiency initiatives, including lower personnel expense from reduced headcount;
•lower professional and outside services expense reflecting decreased project-related expense; and
•lower lease expense reflecting a reduction in the size of the operating lease asset portfolio.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 5d: Commercial Banking – Balance Sheet

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$120,929	154,308	(33,379)	(22)%
Commercial real estate	48,574	53,288	(4,714)	(9)
Lease financing and other	13,640	17,261	(3,621)	(21)
Total loans	$183,143	224,857	(41,714)	(19)
Loans by Line of Business:
Middle Market Banking	$104,379	116,232	(11,853)	(10)
Asset-Based Lending and Leasing and Other	78,764	108,625	(29,861)	(27)
Total loans	$183,143	224,857	(41,714)	(19)
Total deposits	207,993	193,454	14,539	8
Allocated capital	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$119,322	170,893	(51,571)	(30)
Commercial real estate	47,832	53,531	(5,699)	(11)
Lease financing and other	13,534	17,179	(3,645)	(21)
Total loans	$180,688	241,603	(60,915)	(25)
Loans by Line of Business:
Middle Market Banking	$102,372	125,192	(22,820)	(18)
Asset-Based Lending and Leasing and Other	78,316	116,411	(38,095)	(33)
Total loans	$180,688	241,603	(60,915)	(25)
Total deposits	210,088	209,495	593	—
First quarter 2021 vs. first quarter 2020
Total loans (average and period-end) decreased driven by lower loan demand, including lower line utilization, and higher paydowns reflecting continued client liquidity and strength in the capital markets.

Total deposits (average) increased due to government stimulus programs, customers’ preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, and lower investment spending.

16	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions, as well as sales, trading, and research capabilities. Table 5e and Table 5f provide additional information for Corporate and Investment Banking.
Table 5e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions)	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,778	2,019	(241)	(12)%
Noninterest income:
Deposit-related fees	266	257	9	4
Lending-related fees	183	172	11	6
Investment banking fees	611	477	134	28
Net gains from trading activities	331	35	296	846
Other	454	428	26	6
Total noninterest income	1,845	1,369	476	35
Total revenue	3,623	3,388	235	7
Net charge-offs	37	47	(10)	(21)
Change in the allowance for credit losses	(321)	1,078	(1,399)	NM
Provision for credit losses	(284)	1,125	(1,409)	NM
Noninterest expense	1,833	1,870	(37)	(2)
Income before income tax expense	2,074	393	1,681	428
Income tax expense	500	101	399	395
Net income	$1,574	292	1,282	439

Revenue by Line of Business
Banking:
Lending	$453	457	(4)	(1)
Treasury Management and Payments	370	498	(128)	(26)
Investment Banking	416	361	55	15
Total Banking	1,239	1,316	(77)	(6)
Commercial Real Estate	931	883	48	5
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,144	914	230	25
Equities	252	396	(144)	(36)
Credit Adjustment (CVA/DVA) and Other	36	(108)	144	133
Total Markets	1,432	1,202	230	19
Other	21	(13)	34	262
Total revenue	$3,623	3,388	235	7

Selected Metrics
Return on allocated capital	17.8%	2.4
Efficiency ratio	51	55
Headcount (#) (period-end)	8,249	7,965		4
NM – Not meaningful
First quarter 2021 vs. first quarter 2020
Revenue increased driven by:
•higher net gains from trading activities driven by higher client demand for asset-backed finance products, other credit products, and municipal bonds, partially offset by lower client demand for interest rate products and lower revenue in equities and commodities; and
•higher investment banking fees driven by higher advisory fees and equity and debt origination fees;
partially offset by:
•lower net interest income reflecting the lower interest rate environment, lower deposit balances, and lower trading-related assets.

Provision for credit losses decreased driven by an improving economic environment.

Wells Fargo & Company	17

Earnings Performance (continued)
Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower expenses allocated from enterprise functions reflecting lower spending due to efficiency initiatives; and
•a reduction in business travel and company events due to the impact of the COVID-19 pandemic;
partially offset by:
•higher personnel expense on revenue-related incentive compensation.
Table 5f: Corporate and Investment Banking – Balance Sheet

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$162,290	178,254	(15,964)	(9)%
Commercial real estate	83,858	79,988	3,870	5
Total loans	$246,148	258,242	(12,094)	(5)
Loans by Line of Business:
Banking	$86,536	96,844	(10,308)	(11)
Commercial Real Estate	107,609	105,194	2,415	2
Markets	52,003	56,204	(4,201)	(7)
Total loans	$246,148	258,242	(12,094)	(5)
Trading-related assets:
Trading account securities	$106,358	123,327	(16,969)	(14)
Reverse repurchase agreements/securities borrowed	63,965	89,132	(25,167)	(28)
Derivative assets	27,102	18,284	8,818	48
Total trading-related assets	$197,425	230,743	(33,318)	(14)
Total assets	511,813	551,987	(40,174)	(7)
Total deposits	194,501	266,167	(71,666)	(27)
Allocated capital	34,000	34,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$163,808	206,620	(42,812)	(21)
Commercial real estate	84,836	81,152	3,684	5
Total loans	$248,644	287,772	(39,128)	(14)
Loans by Line of Business:
Banking	$88,042	118,682	(30,640)	(26)
Commercial Real Estate	108,508	109,937	(1,429)	(1)
Markets	52,094	59,153	(7,059)	(12)
Total loans	$248,644	287,772	(39,128)	(14)
Trading-related assets:
Trading account securities	$100,586	110,544	(9,958)	(9)
Reverse repurchase agreements/securities borrowed	71,282	79,560	(8,278)	(10)
Derivative assets	24,228	24,834	(606)	(2)
Total trading-related assets	$196,096	214,938	(18,842)	(9)
Total assets	512,340	574,660	(62,320)	(11)
Total deposits	188,920	260,281	(71,361)	(27)
First quarter 2021 vs. first quarter 2020
Total assets (average and period-end) decreased predominantly due to a decline in trading-related assets reflecting continued actions to manage under the asset cap and a decline in loan balances driven by lower demand due to the COVID-19 pandemic and higher paydowns reflecting continued client liquidity and strength in the capital markets.

Total deposits (average and period-end) decreased reflecting continued actions to manage under the asset cap.

18	Wells Fargo & Company

Wealth and Investment Management provides personalized wealth management, investment and retirement products and services to clients across U.S.-based businesses including Wells Fargo Advisors and The Private Bank. We serve clients’ brokerage needs, and deliver financial planning, private banking, credit, and fiduciary services to high-net worth and ultra-high-net worth individuals and families. In February 2021, we announced an agreement to sell Wells Fargo Asset Management and moved the business from the Wealth and Investment Management operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. Table 5g and Table 5h provide additional information for Wealth and Investment Management.
Table 5g: Wealth and Investment Management

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change
Income Statement
Net interest income	$657	838	(181)	(22)%
Noninterest income:
Investment advisory and other asset-based fees (1)	2,306	2,073	233	11
Commissions and brokerage services fees (1)	555	593	(38)	(6)
Other	26	(234)	260	111
Total noninterest income	2,887	2,432	455	19
Total revenue	3,544	3,270	274	8
Net charge-offs	—	1	(1)	(100)
Change in the allowance for credit losses	(43)	7	(50)	NM
Provision for credit losses	(43)	8	(51)	NM
Noninterest expense	3,028	2,657	371	14
Income before income tax expense	559	605	(46)	(8)
Income tax expense	140	152	(12)	(8)
Net income	$419	453	(34)	(8)

Selected Metrics
Return on allocated capital	18.9%	20.2
Efficiency ratio	85	81
Headcount (#) (period-end)	27,993	29,266		(4)
Advisory assets ($ in billions)	$885	661	224	34
Other brokerage assets and deposits ($ in billions)	1,177	950	227	24
Total client assets ($ in billions)	$2,062	1,611	451	28
Annualized revenue per advisor ($ in thousands) (2)	1,058	909	149	16
Total financial and wealth advisors (#) (period-end)	13,277	14,364		(8)

Selected Balance Sheet Data (average)
Total loans	$80,839	77,883	2,956	4
Total deposits	173,678	145,388	28,290	19
Allocated capital	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$81,175	78,182	2,993	4
Total deposits	175,999	162,370	13,629	8
NM – Not meaningful
(1)In first quarter 2021, trust and investment management fees and asset-based brokerage fees were combined into a single line item for investment advisory and other asset-based fees, and brokerage commissions and other brokerage services fees were combined into a single line item for commissions and brokerage services fees. Prior period balances have been revised to conform with the current period presentation.
(2)Represents annualized total revenue divided by average total financial and wealth advisors for the period.
First quarter 2021 vs. first quarter 2020
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher market valuations on WIM advisory assets; and
•higher deferred compensation plan investment results included in other noninterest income (largely offset by personnel expense);
partially offset by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher average deposit balances.
Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense increased due to higher personnel expense driven by higher revenue-related compensation and higher deferred compensation expense (largely offset by net gains from equity securities).

Total deposits (average and period-end) increased primarily due to growth in brokerage clients’ cash balances.

Wells Fargo & Company	19

Earnings Performance (continued)
WIM Advisory Assets In addition to transactional accounts, WIM offers advisory account relationships to brokerage customers. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets. Table 5h presents advisory assets activity by WIM line of business for first quarter 2021 and 2020. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
For first quarter 2021 and 2020, the average fee rate by account type ranged from 50 to 120 basis points.
Table 5h: WIM Advisory Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2021
Client-directed (4)	$186.3	10.6	(9.8)	5.6	192.7
Financial advisor-directed (5)	211.0	12.3	(9.0)	9.1	223.4
Separate accounts (6)	174.6	8.5	(7.0)	7.0	183.1
Mutual fund advisory (7)	91.4	4.0	(3.5)	2.8	94.7
Total Retail Brokerage	$663.3	35.4	(29.3)	24.5	693.9
Total Private Wealth (8)	189.4	8.9	(12.5)	5.7	191.5
Total WIM advisory assets	$852.7	44.3	(41.8)	30.2	885.4
March 31, 2020
Client directed (4)	$169.4	10.1	(9.6)	(27.2)	142.7
Financial advisor directed (5)	176.3	10.7	(8.6)	(26.0)	152.4
Separate accounts (6)	160.1	6.8	(8.5)	(24.2)	134.2
Mutual fund advisory (7)	83.7	3.2	(4.5)	(12.9)	69.5
Total Retail Brokerage	$589.5	30.8	(31.2)	(90.3)	498.8
Total Private Wealth (8)	188.0	8.5	(11.0)	(23.7)	161.8
Total WIM advisory assets	$777.5	39.3	(42.2)	(114.0)	660.6
(1)Inflows include new advisory account assets, contributions, dividends and interest.
(2)Outflows include closed advisory account assets, withdrawals and client management fees.
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
(8)Discretionary and non-discretionary portfolios held in personal trusts, investment agency, or custody accounts with fees earned based on a percentage of client assets.

20	Wells Fargo & Company

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity partnerships. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) to Financial Statements in this Report for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, including our student loan and rail car leasing businesses, as well as results for previously divested businesses. In February 2021, we announced an agreement to sell Wells Fargo Asset Management and moved the business from the Wealth and Investment Management operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. Table 5i, Table 5j, and Table 5k provide additional information for Corporate.
Table 5i: Corporate – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change
Income Statement
Net interest income	$(430)	819	(1,249)	NM
Noninterest income	1,319	(119)	1,438	NM
Total revenue	889	700	189	27%
Net charge-offs	77	102	(25)	(25)
Change in the allowance for credit losses	20	160	(140)	(88)
Provision for credit losses	97	262	(165)	(63)
Noninterest expense	1,095	567	528	93
Loss before income tax expense (benefit)	(303)	(129)	(174)	NM
Income tax expense (benefit)	(364)	554	(918)	NM
Less: Net income (loss) from noncontrolling interests (1)	53	(149)	202	136
Net income (loss)	$8	(534)	542	101

Selected Metrics
Headcount (#) (period-end) (2)	82,067	77,606		6
Wells Fargo Asset Management assets under management ($ in billions)	$590	518	72	14
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
(2)Beginning in first quarter 2021, employees who were notified of displacement remained as headcount in their respective operating segment rather than included in Corporate.
First quarter 2021 vs. first quarter 2020
Revenue increased driven by:
•higher gains on equity securities due to impairments in first quarter 2020 related to our affiliated venture capital and private equity partnerships;
•higher deferred compensation plan investment results (largely offset by personnel expense); and
•a gain on the sale of a portion of our student loan portfolio in first quarter 2021;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and unfavorable hedge ineffectiveness accounting results; and
•lower gains on debt securities due to decreased sales volumes.

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense increased due to:
•higher stock-based compensation on higher market valuations;
•higher deferred compensation plan expense; and
•a write-down of goodwill in first quarter 2021 related to the sale of a portion of our student loan portfolio;
partially offset by:
•lower professional and outside services expense driven by reduced project spending due to efficiency initiatives.
As of March 31, 2021, our rail car leasing business had long-lived operating lease assets (as a lessor) of $5.6 billion, which was net of $1.8 billion of accumulated depreciation. The average age of our rail cars is 21 years and the rail cars are typically leased under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of March 31, 2021, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairments may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For more information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Corporate includes assets under management (AUM) and assets under administration (AUA) for Institutional Retirement and Trust (IRT) client assets of $22 billion and $668 billion, respectively, at March 31, 2021, which we continue to administer at the direction of the buyer pursuant to a transition services agreement. The transition services agreement has been extended and will now terminate no later than December 2021.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 5j: Corporate – Balance Sheet

	Quarter ended March 31,
(in millions)	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$222,797	122,459	100,338	82%
Available-for-sale debt securities	200,421	244,834	(44,413)	(18)
Held-to-maturity debt securities	217,346	157,788	59,558	38
Equity securities	10,904	13,970	(3,066)	(22)
Total loans	10,228	21,502	(11,274)	(52)
Total assets	727,440	629,210	98,230	16
Total deposits	27,861	80,248	(52,387)	(65)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$257,887	123,943	133,944	108
Available-for-sale debt securities	188,724	239,051	(50,327)	(21)
Held-to-maturity debt securities	231,352	169,070	62,282	37
Equity securities	11,093	14,358	(3,265)	(23)
Total loans	10,516	22,085	(11,569)	(52)
Total assets	753,730	622,795	130,935	21
Total deposits	24,347	71,783	(47,436)	(66)
First quarter 2021 vs. first quarter 2020
Total assets (average and period-end) increased due to:
•an increase in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of an increase in deposits from the reportable operating segments; and
•an increase in held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk;
partially offset by:
•a decline in available-for-sale debt securities related to portfolio rebalancing to manage liquidity and interest rate risk;
•a decline in equity securities due to the transition from equity securities to derivative instruments for economic hedges of the deferred compensation plan liabilities in second quarter 2020 and a reduction in Federal Home Loan Bank stock; and
•a decline in loans due to the sale of a portion of our student loan portfolio in first quarter 2021.
Total deposits (average and period-end) decreased reflecting actions taken to manage under the asset cap.

Wells Fargo Asset Management (WFAM) Assets Under Management We earn investment advisory and other asset-based fees from managing and administering assets through WFAM, which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Generally, we earn fees from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. WFAM assets under management consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business. Table 5k presents WFAM AUM activity for first quarter 2021 and 2020. Management believes that AUM is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
Table 5k: WFAM Assets Under Management

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2021
Money market funds (4)	$197.4	—	(6.2)	—	191.2
Other assets managed	405.6	23.8	(30.3)	0.1	399.2
Total WFAM assets under management	$603.0	23.8	(36.5)	0.1	590.4
March 31, 2020
Money market funds (4)	$130.6	35.6	—	—	166.2
Other assets managed	378.2	26.2	(28.6)	(24.2)	351.6
Total WFAM assets under management	$508.8	61.8	(28.6)	(24.2)	517.8
(1)Inflows include new managed account assets, contributions, dividends and interest.
(2)Outflows include closed managed account assets, withdrawals and client management fees.
(3)Market impact reflects gains and losses on portfolio investments.
(4)Money Market funds activity is presented on a net inflow or net outflow basis, because the gross flows are not meaningful nor used by management as an indicator of performance.

22	Wells Fargo & Company

Balance Sheet Analysis

At March 31, 2021, our assets totaled $1.96 trillion, up $4.4 billion from December 31, 2020.
The following discussion provides additional information about the major components of our consolidated balance sheet.
See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities

Table 6: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2021				December 31, 2020
($ in millions)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	197,805	3,045	200,850	5.1	215,533	4,859	220,392	4.5
Held-to-maturity (3)	232,192	1,767	233,959	6.0	205,720	6,587	212,307	4.5
Total	$429,997	4,812	434,809	n/a	421,253	11,446	432,699	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $41 million and $28 million related to available-for-sale debt securities and $89 million and $41 million related to held-to-maturity debt securities at March 31, 2021, and December 31, 2020.
(2)Available-for-sale debt securities are carried on the consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on the consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 6 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2020 Form 10-K for information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The fair value of AFS debt securities decreased from December 31, 2020, as purchases were more than offset by runoff, sales and transfers to HTM debt securities due to actions taken to reposition the overall portfolio for capital management purposes.
The net amortized cost of HTM debt securities increased from December 31, 2020, as purchases and transfers from AFS debt securities were partially offset by runoff.
At March 31, 2021, 93% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.
The total net unrealized gains on AFS and HTM debt securities decreased from December 31, 2020, driven by higher interest rates, partially offset by tighter credit spreads. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Commercial loans were relatively flat compared with December 31, 2020. Consumer loans decreased from December 31, 2020, due to:
•paydowns exceeding originations in residential mortgage loans; and
•seasonally lower credit card balances.
Table 7: Loan Portfolios

(in millions)	March 31, 2021	December 31, 2020
Commercial	$477,520	478,417
Consumer	384,052	409,220
Total loans	$861,572	887,637
Change from prior year-end	$(26,065)	(74,628)
Average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
See the “Balance Sheet Analysis – Loan Portfolios” section in our 2020 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.

Wells Fargo & Company	23

Balance Sheet Analysis (continued)

Deposits
Deposits increased from December 31, 2020, reflecting:
•consumer customers’ preferences for liquidity given the economic uncertainty associated with the COVID-19 pandemic, government stimulus programs, and lower customer spending, as well as seasonality for items such as income tax refunds;
partially offset by:
•actions taken to manage under the asset cap resulting in declines in time deposits, such as brokered certificates of deposit (CDs), and interest-bearing deposits in non-U.S. offices.

Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 8: Deposits

($ in millions)	Mar 31, 2021	% of total deposits	Dec 31, 2020	% of total deposits	% Change
Noninterest-bearing demand deposits	$494,087	34%	$467,068	33%	6
Interest-bearing demand deposits	452,484	32	447,446	32	1
Savings deposits	423,388	29	404,935	29	5
Time deposits	39,446	3	49,775	4	(21)
Interest-bearing deposits in non-U.S. offices	27,714	2	35,157	2	(21)
Total deposits	$1,437,119	100%	$1,404,381	100%	2

24	Wells Fargo & Company

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in financial transactions that are not recorded on the consolidated balance sheet, or may be recorded on the consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to lend and purchase debt and equity securities, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Commitments to Lend
We enter into commitments to lend to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we enter into commitments, we are exposed to credit risk. The maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are not funded. For additional information, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For additional information, see Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Guarantees and Other Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby letters of credit, direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. For additional information, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.

Commitments to Purchase Debt and Equity Securities
We enter into commitments to purchase securities under resale agreements. We also may enter into commitments to purchase debt and equity securities to provide capital for customers’ funding, liquidity or other future needs. For additional information, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on the consolidated balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on the consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For additional information, see Note 14 (Derivatives) to Financial Statements in this Report.

Wells Fargo & Company	25

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. For additional information about how we manage risk, see the “Risk Management” section in our 2020 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2020 Form 10-K.
Credit Risk Management
We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of our assets and exposures such as debt security holdings, certain derivatives, and loans.
The Board’s Risk Committee has primary oversight responsibility for credit risk. A Credit Subcommittee of the Risk Committee assists the Risk Committee in providing oversight of credit risk. At the management level, Credit Risk, which is part of IRM, has oversight responsibility for credit risk. Credit Risk reports to the CRO and supports periodic reports related to credit risk provided to the Board’s Risk Committee or its Credit Subcommittee.

Loan Portfolio
Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 9 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 9: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$319,055	318,805
Real estate mortgage	121,198	121,720
Real estate construction	21,533	21,805
Lease financing	15,734	16,087
Total commercial	477,520	478,417
Consumer:
Residential mortgage – first lien	254,363	276,674
Residential mortgage – junior lien	21,308	23,286
Credit card	34,246	36,664
Auto	49,210	48,187
Other consumer	24,925	24,409
Total consumer	384,052	409,220
Total loans	$861,572	887,637
We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold including:
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
Credit Quality Overview  Credit quality in first quarter 2021 reflected continued improvement in the economic environment. In particular:
•Nonaccrual loans were $8.1 billion at March 31, 2021, down from $8.7 billion at December 31, 2020. Commercial nonaccrual loans decreased to $4.2 billion at March 31, 2021, compared with $4.8 billion at December 31, 2020, and consumer nonaccrual loans declined to $3.8 billion at March 31, 2021, compared with $3.9 billion at December 31, 2020. Nonaccrual loans represented 0.93% of total loans at March 31, 2021, compared with 0.98% at December 31, 2020.
•Net loan charge-offs as a percentage of our average commercial and consumer loan portfolios were 0.13% and 0.37%, respectively, in first quarter 2021, compared with 0.25% and 0.53% in first quarter 2020.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $269 million and $598 million in our commercial and consumer portfolios, respectively, at March 31, 2021, compared with $78 million and $612 million at December 31, 2020.
•Our provision for credit losses for loans was $(1.1) billion in first quarter 2021, compared with $3.8 billion for the same period a year ago.
•The ACL for loans decreased to $18.0 billion, or 2.09% of total loans, at March 31, 2021, compared with $19.7 billion, or 2.22%, at December 31, 2020.

Additional information on our loan portfolios and our credit quality trends follows.

26	Wells Fargo & Company

COVID-Related Lending Accommodations During 2020, we provided accommodations to customers in response to the COVID-19 pandemic, including payment deferrals, and other expanded assistance for mortgage, credit card, auto, small business, personal and commercial lending customers. With the exception of residential mortgage-related accommodation programs, the COVID-related lending accommodations instituted during 2020 were no longer offered as of December 31, 2020. Residential mortgage accommodation programs, which continued during first quarter 2021, offered payment deferrals for up to a total of 18 months. Table 10 summarizes the unpaid principal balance (UPB) of consumer loans that received accommodations under loan modification programs established to assist customers with the economic impact of the COVID-19 pandemic (COVID-related modifications) and that remained in a deferral period as of March 31, 2021.
Based on guidance in the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by federal banking regulators in April 2020 (the Interagency Statement), both of which we elected to apply, loan modifications related to COVID-19 and that meet certain other criteria are exempt from troubled debt restructuring (TDR) classification. Additionally, our election to apply the TDR relief provided by the CARES Act and the Interagency Statement impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification. At March 31, 2021, substantially all residential mortgage loans that were in a deferral period, excluding those that were government insured/guaranteed, met the criteria for TDR relief and were therefore not classified as TDRs. For additional information regarding the TDR relief provided by the CARES Act and the clarifying TDR accounting guidance from the Interagency Statement, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of net charge-offs, delinquencies, and nonaccrual status for those customers who would have otherwise moved into past due or nonaccrual status. Customer loans that are not further modified upon exit from the deferral period may be placed on nonaccrual status or charged-off in accordance with our policies if customers are unable to resume making payments in accordance with the contractual terms of their agreement. As of March 31, 2021, substantially all of our consumer loans were current after exiting the deferral period. For additional information about our COVID-related modifications, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Table 10: Consumer Loan Modifications Related to COVID-19

($ in millions)	Unpaid principal balance of modified loans still in deferral period at Mar 31, 2021	% of loan class (1)	% current at Mar 31, 2021 after exit from deferral period (2)
Consumer:
Residential mortgage – first lien (3)	$9,210	4%	97
Residential mortgage – junior lien (3)	1,274	6	93
All other consumer (4)	221	*	92
Subtotal	10,705	3
Residential mortgage – first lien (government insured/guaranteed) (5)	14,165	6
Total consumer	$24,870
*Less than 1%.
(1)Based on total loans outstanding at March 31, 2021.
(2)Represents the UPB of loans that exited the deferral period and had a balance that was less than 30 days past due as of March 31, 2021.
(3)For residential mortgage loans still in active COVID-related accommodation programs as of March 31, 2021, 95% of first lien and 84% of junior lien mortgage loans had a loan-to-value ratio that was 80% or lower.
(4)Includes credit card, auto, and other consumer loans (including personal lines/loans).
(5)Represents residential mortgage – first lien loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) that were primarily repurchased from GNMA loan securitization pools. For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report. FHA/VA loans are entitled to payment deferrals of scheduled principal and interest up to a total of 18 months.
Significant Loan Portfolio Reviews  Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

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
We had $18.0 billion of the commercial and industrial loan and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at March 31, 2021, compared with $19.3 billion at December 31, 2020. The change was driven by decreases in the oil, gas and pipelines, technology, telecom and media, and financials except banks industries reflecting improvement in the economic environment.
The majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets. Generally, the primary source of repayment for this portfolio is the operating cash flows of customers, with the collateral

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

securing this portfolio representing a secondary source of repayment.
The portfolio remained flat at March 31, 2021, compared with December 31, 2020, as a result of limited loan draws offset by paydowns. Table 11 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 11: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2021				December 31, 2020
($ in millions)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)
Financials except banks	$130	119,793	14%	$212,236	$160	117,726	13%	$206,999
Technology, telecom and media	90	21,582	3	55,433	144	23,061	3	56,500
Real estate and construction	146	23,867	3	53,829	133	23,113	3	51,526
Retail	84	17,129	2	40,975	94	17,393	2	41,669
Equipment, machinery and parts manufacturing	66	16,537	2	39,986	81	18,158	2	41,332
Materials and commodities	43	12,591	1	34,138	39	12,071	1	33,879
Health care and pharmaceuticals	42	15,020	2	31,610	145	15,322	2	32,154
Oil, gas and pipelines	635	9,906	1	30,124	953	10,471	1	30,055
Food and beverage manufacturing	18	12,061	1	29,160	17	12,401	1	28,908
Commercial services	85	10,322	1	25,730	107	10,284	1	24,442
Auto related	74	11,297	1	25,113	79	11,817	1	25,034
Utilities	67	6,270	*	19,012	2	5,031	*	18,564
Insurance and fiduciaries	1	3,947	*	18,050	2	3,297	*	14,334
Entertainment and recreation	255	9,483	1	17,108	263	9,884	1	17,551
Diversified or miscellaneous	28	6,304	*	16,802	7	5,437	*	14,717
Transportation services	554	8,889	1	15,372	573	9,236	1	15,531
Banks	—	13,292	2	14,209	—	12,789	1	13,842
Agribusiness	71	6,056	*	11,453	81	6,314	*	11,642
Government and education	9	5,182	*	10,792	9	5,464	*	11,065
Other (2)	74	5,261	*	19,232	68	5,623	*	23,315
Total	$2,472	334,789	39%	$720,364	$2,957	334,892	33%	$713,059
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.
(2)No other single industry had total loans in excess of $3.8 billion at both March 31, 2021, and December 31, 2020.
Loans to financials except banks, our largest industry concentration, is predominantly comprised of loans to investment firms, financial vehicles, and nonbank creditors. We had $84.5 billion and $80.0 billion of loans originated by our Asset Backed Finance (ABF) and Financial Institution Group (FIG) lines of business at March 31, 2021, and December 31, 2020, respectively. These loans include: (i) loans to customers related to their subscription or capital calls, (ii) loans to nonbank lenders collateralized by commercial loans, and (iii) loans to originators or servicers of financial assets collateralized by residential real estate or other consumer loans such as credit cards, auto loans and leases, student loans and other financial assets eligible for the securitization market. These ABF and FIG loans are limited to a percentage of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF and FIG loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. In addition, loans to financials except banks included collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $8.1 billion and $7.9 billion at March 31, 2021, and December 31, 2020, respectively. We had a prime brokerage relationship with Archegos Capital Management, which was closed out as of March 31, 2021. We did not experience losses related to closing out our exposure.
Oil, gas and pipelines loans included $6.8 billion and $7.5 billion of senior secured loans outstanding at March 31, 2021, and December 31, 2020, respectively. Oil, gas and pipelines nonaccrual loans decreased at March 31, 2021, compared with December 31, 2020, driven by loan payoffs.
We continue to perform escalated credit monitoring for certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
Our commercial and industrial loans and lease financing portfolio also includes non-U.S. loans of $70.1 billion and $63.8 billion at March 31, 2021, and December 31, 2020, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2021, and December 31, 2020, respectively, included:
•$42.5 billion and $36.2 billion in the financials except banks category;
•$13.0 billion and $12.8 billion in the banks category; and
•$1.7 billion and $1.6 billion in the oil, gas and pipelines category.
COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. We had $12.0 billion of CRE mortgage loans classified as criticized at both March 31, 2021, and December 31, 2020, and $1.9 billion of CRE construction loans classified as criticized at March 31, 2021, compared with $1.6 billion at December 31, 2020. The increase in criticized CRE construction loans was driven by the apartment, institutional, and shopping

28	Wells Fargo & Company

center property types and reflected the economic impact of the COVID-19 pandemic. Due to the significant uncertainty related to the duration and severity of the economic impact of the COVID-19 pandemic, the credit quality of certain property types within our CRE loan portfolio, such as retail, hotel/motel, office buildings, and shopping centers, could continue to be adversely affected.
The total CRE loan portfolio decreased $794 million from December 31, 2020, driven by a decrease in CRE mortgage loans predominantly related to the office, retail (excluding shopping center), and shopping center property types. The CRE loan portfolio included $8.7 billion of non-U.S. CRE loans at
March 31, 2021. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 48% of the total CRE portfolio. The largest property type concentrations are office buildings at 26% and apartments at 20% of the portfolio.
Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals at March 31, 2021.

Table 12: CRE Loans by State and Property Type

	March 31, 2021
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$238	30,892	2	4,219	240	35,111	4%
New York	76	12,771	2	1,951	78	14,722	2
Florida	41	8,033	1	1,581	42	9,614	1
Texas	315	7,800	5	1,264	320	9,064	1
Washington	141	4,058	6	913	147	4,971	*
North Carolina	13	3,794	—	794	13	4,588	*
Georgia	48	4,129	—	365	48	4,494	*
Arizona	57	3,851	1	319	58	4,170	*
New Jersey	87	2,851	—	860	87	3,711	*
Colorado	83	3,216	—	481	83	3,697	*
Other (1)	604	39,803	38	8,786	642	48,589	6
Total	$1,703	121,198	55	21,533	1,758	142,731	17%
By property:
Office buildings	$257	33,830	1	3,254	258	37,084	4%
Apartments	30	19,940	—	8,025	30	27,965	3
Industrial/warehouse	84	15,674	1	1,494	85	17,168	2
Retail (excluding shopping center)	290	13,442	3	140	293	13,582	2
Hotel/motel	319	10,474	5	1,788	324	12,262	1
Shopping center	470	10,200	—	924	470	11,124	1
Institutional	62	4,136	20	2,562	82	6,698	*
Mixed use properties	105	5,382	—	760	105	6,142	*
Collateral pool	—	2,788	—	191	—	2,979	*
1-4 family structure	—	8	—	1,364	—	1,372	*
Other	86	5,324	25	1,031	111	6,355	*
Total	$1,703	121,198	55	21,533	1,758	142,731	17%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.6 billion.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2021, non-U.S. loans totaled $79.1 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $72.9 billion, or approximately 8% of our total consolidated loans outstanding, at December 31, 2020. Non-U.S. loans were approximately 4% of our total consolidated assets at both March 31, 2021, and December 31, 2020.

COUNTRY RISK EXPOSURE Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on the borrower’s primary address.
Our largest single country exposure outside the U.S. at March 31, 2021, was the United Kingdom, which totaled $36.1 billion, or approximately 2% of our total assets, and included $8.8 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
Table 13 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 13:
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
Table 13: Select Country Exposures

	March 31, 2021
	Lending and deposits		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$8,829	24,199	—	1,027	—	2,063	8,829	27,289	36,118
Canada	2	15,494	1	121	3	373	6	15,988	15,994
Japan	19	751	14,432	418	—	27	14,451	1,196	15,647
Cayman Islands	—	6,213	—	—	—	194	—	6,407	6,407
Ireland	1,157	4,468	—	131	—	100	1,157	4,699	5,856
Luxembourg	—	4,035	—	143	—	156	—	4,334	4,334
China	—	3,634	(4)	403	145	36	141	4,073	4,214
Guernsey	—	4,013	—	2	—	49	—	4,064	4,064
Bermuda	—	3,578	—	43	—	138	—	3,759	3,759
Germany	—	3,008	(3)	91	7	38	4	3,137	3,141
Netherlands	—	2,498	—	104	—	129	—	2,731	2,731
France	130	1,976	—	167	301	4	431	2,147	2,578
South Korea	—	1,875	—	133	7	16	7	2,024	2,031
Switzerland	—	1,810	—	(62)	—	217	—	1,965	1,965
Brazil	—	1,442	—	4	8	20	8	1,466	1,474
Australia	—	1,110	—	110	—	11	—	1,231	1,231
Norway	—	1,009	—	1	—	—	—	1,010	1,010
Hong Kong	—	921	(2)	13	12	3	10	937	947
United Arab Emirates	—	906	—	—	—	3	—	909	909
Chile	—	847	—	40	—	1	—	888	888
Total top 20 country exposures	$10,137	83,787	14,424	2,889	483	3,578	25,044	90,254	115,298
(1)Total non-sovereign exposure comprised $46.8 billion exposure to financial institutions and $43.5 billion to non-financial corporations at March 31, 2021.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 92% of the total residential mortgage loan portfolio at both March 31, 2021, and December 31, 2020.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% of total loans at both March 31, 2021, and December 31, 2020. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loan portfolios and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on our modification programs, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2020 Form 10-K. For additional information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.

30	Wells Fargo & Company

We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our residential mortgage portfolios as part of our credit risk management process. Our underwriting and periodic review of loans and lines secured by residential real estate collateral includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals, AVMs, and our policy for their use can be found in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2020 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire residential mortgage loan portfolio. Excluding government insured/guaranteed loans, these credit risk indicators on the residential mortgage portfolio were:
•Loans 30 days or more delinquent at March 31, 2021, totaled $4.1 billion, or 1% of total mortgages, compared with $4.7 billion, or 2%, at December 31, 2020. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies;
•Loans with FICO scores lower than 640 totaled $4.9 billion, or 2% of total mortgages at March 31, 2021, compared with $5.6 billion, or 2%, at December 31, 2020; and
•Mortgages with a LTV/CLTV greater than 100% totaled $1.3 billion at March 31, 2021, or less than 1% of total mortgages, compared with $1.6 billion, or 1%, at December 31, 2020.

Information regarding credit quality indicators can be found in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report. Residential mortgage loans by state are presented in Table 14.
Table 14: Residential Mortgage Loans by State

	March 31, 2021
($ in millions)	Residential mortgage – first lien	Residential mortgage – junior lien	Total residential mortgage	% of total loans
Residential mortgage loans:
California (1)	$97,322	5,646	102,968	12%
New York	30,132	1,185	31,317	4
New Jersey	10,980	2,104	13,084	1
Florida	10,088	1,965	12,053	1
Washington	8,219	457	8,676	1
Texas	7,217	423	7,640	1
Virginia	5,990	1,244	7,234	1
North Carolina	4,589	1,006	5,595	1
Pennsylvania	4,039	1,278	5,317	1
Other (2)	50,665	6,000	56,665	6
Government insured/guaranteed loans (3)	25,122	—	25,122	3
Total	$254,363	21,308	275,671	32%
(1)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(2)Consists of 41 states; no state in Other had loans in excess of $5.3 billion.
(3)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

Residential Mortgage – First Lien Portfolio Our total residential mortgage – first lien portfolio decreased $22.3 billion from December 31, 2020, driven by loan paydowns as a result of the low interest rate environment and the transfer of $5.9 billion of first lien mortgage loans to loans held for sale (LHFS), partially offset by originations of $12.5 billion.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
California	$97,322	104,260	0.95%	1.00	(0.02)	(0.03)	(0.01)	(0.01)	(0.01)
New York	30,132	31,028	1.25	1.40	(0.01)	0.01	0.02	0.02	(0.01)
New Jersey	10,980	12,073	2.03	1.92	—	(0.03)	(0.01)	0.03	—
Florida	10,088	10,623	2.47	2.56	(0.11)	0.01	0.03	(0.01)	(0.03)
Washington	8,219	9,094	0.62	0.66	0.02	(0.01)	0.01	(0.01)	(0.02)
Other	72,500	79,356	1.60	1.60	(0.09)	0.02	(0.01)	0.01	0.01
Total	229,241	246,434	1.30	1.34	(0.04)	—	—	—	—
Government insured/guaranteed loans	25,122	30,240
Total first mortgage portfolio	$254,363	276,674
Residential Mortgage – Junior Lien Portfolio The residential mortgage – junior lien portfolio consists of residential mortgage lines and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. Junior lien loan products are primarily amortizing payment loans with fixed interest rates and repayment periods between five to 30 years. We continuously monitor the credit performance of our residential mortgage – junior lien portfolio for trends and factors that influence the frequency and severity of losses, such as residential mortgage – junior lien performance when the residential mortgage – first lien loan is delinquent.
The decrease in the residential mortgage – junior lien portfolio at March 31, 2021, compared with December 31, 2020, reflected loan paydowns. Beginning in second quarter 2020, we suspended the origination of residential mortgage – junior lien loans. Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
California	$5,646	6,237	2.24%	2.20	(0.69)	(0.46)	(0.34)	(0.26)	(0.36)
New Jersey	2,104	2,258	2.69	2.84	0.32	(0.06)	(0.02)	(0.12)	0.13
Florida	1,965	2,119	2.71	3.06	(0.11)	(0.35)	(0.22)	(0.01)	—
Pennsylvania	1,278	1,377	2.19	2.30	(0.22)	(0.62)	(0.19)	0.05	0.11
Virginia	1,244	1,355	2.35	2.41	(0.29)	(0.15)	(0.34)	(0.05)	0.09
Other	9,071	9,940	2.26	2.31	(0.36)	(0.43)	(0.17)	(0.21)	0.01
Total junior lien mortgage portfolio	$21,308	23,286	2.34	2.41	(0.35)	(0.39)	(0.22)	(0.17)	(0.07)

As of March 31, 2021, with respect to loans in the residential mortgage – junior lien portfolio that had a CLTV ratio in excess of 100%:
•such loans totaled 3% of the outstanding balance of the residential mortgage – junior lien portfolio;
•2% were 30 days or more past due. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies; and
•the unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 1% of the residential mortgage – junior lien portfolio.
CLTV represents the ratio of the total loan balance of first and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. For additional information on consumer loans by LTV/CLTV, see Table 4.11 in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

32	Wells Fargo & Company

Residential Mortgage – Junior Lien Line and Loan and Residential Mortgage – First Lien Line Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest-only or (2) 1.5% of outstanding principal balance plus accrued interest. As of March 31, 2021, lines of credit in a draw period primarily used the interest-only option.
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
The lines that enter their amortization period may experience higher delinquencies and higher loss rates than the ones in their draw or term period. We have considered this increased risk in our ACL for loans estimate.
In anticipation of our borrowers reaching the end of their contractual commitment, we have created a program to inform, educate and help these borrowers transition from interest-only to fully-amortizing payments or full repayment. We monitor the performance of the borrowers moving through the program in an effort to refine our ongoing program strategy.
Table 17 reflects the outstanding balance of our portfolio of residential mortgage – junior liens, including lines and loans, and residential mortgage – first lien lines segregated into scheduled end of draw or end-of-term periods and products that are currently amortizing, or in balloon repayment status. The unfunded credit commitments for residential mortgage – junior and first lien lines totaled $51.9 billion at March 31, 2021.

Table 17: Residential Mortgage – Junior Lien Line and Loan and Residential Mortgage – First Lien Line Portfolios Payment Schedule

			Scheduled end of draw/term					Amortizing (2)
	Outstanding balance	Remainder of 2021					2026 and
($ in millions)	March 31, 2021		2022	2023	2024	2025	thereafter (1)
Residential mortgage – junior lien lines and loans	$21,308	494	2,462	1,669	1,326	2,207	6,558	6,592
Residential mortgage – first lien lines	8,401	270	1,295	975	760	1,041	2,622	1,438
Total	$29,709	764	3,757	2,644	2,086	3,248	9,180	8,030
% of portfolios	100%	3	13	9	7	11	31	26
(1)Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2030, with annual scheduled amounts through 2030 ranging from $1.0 billion to $3.5 billion and averaging $1.8 billion per year.
(2)Includes $69 million of end-of-term balloon payments which were past due.
At March 31, 2021, $344 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $351 million, or 5%, of amortizing lines of credit. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies. On a monthly basis, we monitor the payment characteristics of borrowers in our residential mortgage – first and junior lien lines of credit portfolios. In March 2021, excluding borrowers with COVID-related loan modification payment deferrals:
•Approximately 42% of these borrowers paid only the minimum amount due and approximately 53% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due.
•For the borrowers with an interest-only payment feature, approximately 27% paid only the minimum amount due and approximately 69% paid more than the minimum amount due.
Table 18: Credit Card, Auto, and Other Consumer Loans

	March 31, 2021		December 31, 2020
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$34,246	3.97%	$36,664	4.13%
Auto	49,210	5.71	48,187	5.43
Other consumer (1)	24,925	2.89	24,409	2.75
Total	$108,381	12.58%	$109,260	12.31%
(1)Other consumer loans primarily include securities-based loans.

CREDIT CARD  Our credit card portfolio totaled $34.2 billion at March 31, 2021, compared with $36.7 billion at December 31, 2020. The decrease in the outstanding balance at March 31, 2021, compared with December 31, 2020, was driven by seasonal paydowns.

AUTO  Our auto portfolio totaled $49.2 billion at March 31, 2021, compared with $48.2 billion at December 31, 2020. The outstanding balance at March 31, 2021, compared with December 31, 2020, increased slightly as originations exceeded paydowns.

OTHER CONSUMER  Other consumer loans, which include revolving credit and installment loans, totaled $24.9 billion at March 31, 2021, compared with $24.4 billion at December 31, 2020.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of nonaccrual loans for those customers who would have otherwise moved into nonaccrual status. For additional information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.
Table 19 summarizes nonperforming assets (NPAs) for each of the last four quarters.

Table 19: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$2,223	0.70%	$2,698	0.85%	$2,834	0.88%	$2,896	0.83%
Real estate mortgage	1,703	1.41	1,774	1.46	1,343	1.10	1,217	0.98
Real estate construction	55	0.26	48	0.22	34	0.15	34	0.16
Lease financing	249	1.58	259	1.61	187	1.10	138	0.79
Total commercial	4,230	0.89	4,779	1.00	4,398	0.91	4,285	0.83
Consumer:
Residential mortgage – first lien (1)	2,859	1.12	2,957	1.07	2,641	0.90	2,393	0.86
Residential mortgage – junior lien (1)	747	3.51	754	3.24	767	3.05	753	2.81
Auto	181	0.37	202	0.42	176	0.36	129	0.26
Other consumer	38	0.15	36	0.15	40	0.12	45	0.14
Total consumer	3,825	1.00	3,949	0.97	3,624	0.83	3,320	0.79
Total nonaccrual loans	8,055	0.93	8,728	0.98	8,022	0.87	7,605	0.81
Foreclosed assets:
Government insured/guaranteed (2)	16		18		22		31
Non-government insured/guaranteed	124		141		134		164
Total foreclosed assets	140		159		156		195
Total nonperforming assets	$8,195	0.95%	$8,887	1.00%	$8,178	0.89%	$7,800	0.83%
Change in NPAs from prior quarter	$(692)		$709		$378		$1,392
(1)Residential mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For additional information on foreclosed assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Commercial nonaccrual loans decreased $549 million from December 31, 2020, driven by a decline in commercial and industrial nonaccrual loans in the oil, gas and pipelines industry reflecting improvement in the economic environment. For additional information on commercial and industrial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” section in this Report.
Consumer nonaccrual loans decreased $124 million from December 31, 2020, driven by a decline in residential mortgage nonaccrual loans.

34	Wells Fargo & Company

Table 20 provides an analysis of the changes in nonaccrual loans. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policies, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Table 20: Analysis of Changes in Nonaccrual Loans

	Quarter ended
($ in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Commercial nonaccrual loans
Balance, beginning of period	$4,779	4,398	4,285	2,875	2,254
Inflows	773	1,696	1,316	2,741	1,479
Outflows:
Returned to accruing	(177)	(99)	(166)	(64)	(56)
Foreclosures	(6)	(37)	—	—	—
Charge-offs	(202)	(367)	(382)	(560)	(360)
Payments, sales and other	(937)	(812)	(655)	(707)	(442)
Total outflows	(1,322)	(1,315)	(1,203)	(1,331)	(858)
Balance, end of period	4,230	4,779	4,398	4,285	2,875
Consumer nonaccrual loans
Balance, beginning of period	3,949	3,624	3,320	3,281	3,092
Inflows	454	792	696	379	749
Outflows:
Returned to accruing	(152)	(208)	(160)	(135)	(254)
Foreclosures	(19)	(5)	(4)	(6)	(21)
Charge-offs	(26)	(36)	(36)	(39)	(48)
Payments, sales and other	(381)	(218)	(192)	(160)	(237)
Total outflows	(578)	(467)	(392)	(340)	(560)
Balance, end of period	3,825	3,949	3,624	3,320	3,281
Total nonaccrual loans	$8,055	8,728	8,022	7,605	6,156

We believe exposure to loss on nonaccrual loans is mitigated by the following factors at March 31, 2021:
•94% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 94% are secured by real estate and 91% have a combined LTV (CLTV) ratio of 80% or less.
•losses of $661 million and $1.0 billion have already been recognized on 16% of commercial nonaccrual loans and 30% of consumer nonaccrual loans, respectively, in accordance with our charge-off policies. Once we write down loans to the net realizable value (fair value of collateral less estimated costs to sell), we re-evaluate each loan regularly and record additional write-downs if needed.
•75% of commercial nonaccrual loans were current on interest and 66% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•of the $1.1 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $723 million were current.
•the remaining risk of loss of all nonaccrual loans has been considered in developing our allowance for loan losses.

We continue to work with our customers experiencing financial difficulty to determine if they can qualify for a loan modification. Under our proprietary modification programs, customers may be required to provide updated documentation, and some programs require completion of payment during trial periods to demonstrate sustained performance before the loan can be removed from nonaccrual status.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Table 21 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 21: Foreclosed Assets

	Quarter ended
($ in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Summary by loan segment
Government insured/guaranteed	$16	18	22	31	43
Commercial	64	70	39	45	49
Consumer	60	71	95	119	160
Total foreclosed assets	$140	159	156	195	252
Analysis of changes in foreclosed assets
Balance, beginning of period	$159	156	195	252	303
Net change in government insured/guaranteed (1)	(2)	(4)	(9)	(12)	(7)
Additions to foreclosed assets (2)	88	114	60	51	107
Reductions:
Sales	(107)	(104)	(88)	(98)	(154)
Write-downs and gains (losses) on sales	2	(3)	(2)	2	3
Total reductions	(105)	(107)	(90)	(96)	(151)
Balance, end of period	$140	159	156	195	252
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

Foreclosed assets at March 31, 2021, included $59 million of foreclosed residential real estate, of which 28% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $140 million in foreclosed assets at March 31, 2021, 56% have been in the foreclosed assets portfolio for one year or less.
As part of our actions to support customers during the COVID-19 pandemic, we have temporarily suspended certain mortgage foreclosure activities, which has affected the amount of our foreclosed assets. For additional information on loans in process of foreclosure, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
TROUBLED DEBT RESTRUCTURINGS (TDRs) Table 22 provides information regarding the recorded investment of loans modified in TDRs. TDRs at March 31, 2021, decreased, compared with December 31, 2020, due to paydowns primarily in the commercial and industrial portfolio. The amount of our TDRs at March 31, 2021, would have otherwise been higher without the TDR relief provided by the CARES Act and Interagency Statement.
Table 22: TDR Balances

($ in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Commercial:
Commercial and industrial	$1,331	1,933	2,082	1,882	1,302
Real estate mortgage	652	774	805	717	697
Real estate construction	21	15	21	20	33
Lease financing	9	9	9	10	10
Total commercial TDRs	2,013	2,731	2,917	2,629	2,042
Consumer:
Residential mortgage – first lien	9,446	9,764	9,420	7,176	7,284
Residential mortgage – junior lien	1,174	1,237	1,298	1,309	1,356
Credit card	411	458	494	510	527
Auto	156	176	156	108	76
Other consumer	67	67	190	173	172
Trial modifications	81	90	91	91	108
Total consumer TDRs	11,335	11,792	11,649	9,367	9,523
Total TDRs	$13,348	14,523	14,566	11,996	11,565
TDRs on nonaccrual status	$3,800	4,456	4,163	3,475	2,846
TDRs on accrual status:
Government insured/guaranteed	3,708	3,721	3,467	1,277	1,157
Non-government insured/guaranteed	5,840	6,346	6,936	7,244	7,562
Total TDRs	$13,348	14,523	14,566	11,996	11,565

36	Wells Fargo & Company

In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. The allowance for loan losses for TDRs was $509 million and $565 million at March 31, 2021, and December 31, 2020, respectively. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Credit Quality Overview – COVID-Related Lending Accommodations” section in this Report.
For information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2020 Form 10-K.
Table 23 provides an analysis of the changes in TDRs. Loans modified more than once as a TDR are reported as inflows only in the period they are first modified. In addition to foreclosures, sales and transfers to held for sale, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 23: Analysis of Changes in TDRs

					Quarter ended
($ in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Commercial TDRs
Balance, beginning of period	$2,731	2,917	2,629	2,042	1,901
Inflows (1)	155	486	866	971	452
Outflows
Charge-offs	(49)	(72)	(77)	(60)	(56)
Foreclosure	(5)	—	—	—	—
Payments, sales and other (2)	(819)	(600)	(501)	(324)	(255)
Balance, end of period	2,013	2,731	2,917	2,629	2,042
Consumer TDRs
Balance, beginning of period	11,792	11,649	9,367	9,523	9,882
Inflows (1)	633	1,226	2,805	425	312
Outflows
Charge-offs	(43)	(57)	(58)	(46)	(63)
Foreclosure	(14)	(5)	(7)	(8)	(57)
Payments, sales and other (2)	(1,024)	(1,020)	(458)	(510)	(544)
Net change in trial modifications (3)	(9)	(1)	—	(17)	(7)
Balance, end of period	11,335	11,792	11,649	9,367	9,523
Total TDRs	$13,348	14,523	14,566	11,996	11,565
(1)Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving TDRs that modified in a prior period.
(2)Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to held for sale. Occasionally, loans that have been refinanced or restructured at market terms qualify as new loans, which are also included as other outflows.
(3)Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Loans 90 days or more past due are still accruing if they are (1) well-secured and in the process of collection or (2) residential mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 24 reflects loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Table 24: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Total:	$6,273	7,041	11,698	9,739	7,023
Less: FHA insured/VA guaranteed (1)	5,406	6,351	11,041	8,922	6,142
Total, not government insured/guaranteed	$867	690	657	817	881
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$55	39	61	101	24
Real estate mortgage	128	38	47	44	28
Real estate construction	86	1	—	—	1
Total commercial	269	78	108	145	53
Consumer:
Residential mortgage – first lien	85	135	97	93	128
Residential mortgage – junior lien	15	19	28	19	25
Credit card	394	365	297	418	528
Auto	46	65	50	54	69
Other consumer	58	28	77	88	78
Total consumer	598	612	549	672	828
Total, not government insured/guaranteed	$867	690	657	817	881
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Loans 90 days or more past due and still accruing, excluding government insured/guaranteed loans, at March 31, 2021, were up from December 31, 2020, due to an increase in delinquent commercial real estate mortgage and construction loans. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who would have otherwise moved into past due status.
Loans 90 days or more past due and still accruing whose repayments are largely insured by the FHA or guaranteed by the VA for mortgages at March 31, 2021, were down from December 31, 2020, consistent with the overall decrease in residential mortgage loans.

38	Wells Fargo & Company

NET CHARGE-OFFS Table 25 presents net loan charge-offs for first quarter 2021 and the previous four quarters.

Table 25: Net Loan Charge-offs

	Quarter ended
	Mar 31, 2021		Dec 31, 2020		Sep 30, 2020		Jun 30, 2020		Mar 31, 2020
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$88	0.11%	$111	0.14%	$274	0.33%	$521	0.55%	$333	0.37%
Real estate mortgage	46	0.16	162	0.53	56	0.18	67	0.22	(2)	(0.01)
Real estate construction	—	—	—	—	(2)	(0.03)	(1)	(0.02)	(16)	(0.32)
Lease financing	15	0.40	35	0.83	28	0.66	15	0.33	9	0.19
Total commercial	149	0.13	308	0.26	356	0.29	602	0.44	324	0.25
Consumer:
Residential mortgage – first lien	(24)	(0.04)	(3)	—	(1)	—	2	—	(3)	—
Residential mortgage – junior lien	(19)	(0.35)	(24)	(0.39)	(14)	(0.22)	(12)	(0.17)	(5)	(0.07)
Credit card	236	2.71	190	2.09	245	2.71	327	3.60	377	3.81
Auto	52	0.44	51	0.43	31	0.25	106	0.88	82	0.68
Other consumer	119	1.97	62	0.88	66	0.80	88	1.09	134	1.59
Total consumer	364	0.37	276	0.26	327	0.30	511	0.48	585	0.53
Total	$513	0.24%	$584	0.26%	$683	0.29%	$1,113	0.46%	$909	0.38%

(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.

The decrease in commercial net loan charge-offs in first quarter 2021, compared with the prior quarter, was driven by:
•lower commercial and industrial loan losses primarily in the oil, gas and pipelines industry; and
•lower commercial real estate mortgage loan losses primarily in the shopping center property type.

The increase in consumer net loan charge-offs in first quarter 2021, compared with the prior quarter, was driven by:
•credit card customers who exited deferral programs; and
•additional losses in other consumer loans due to the sale of a portion of our student loan portfolio.

The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for credit losses for loans, payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of net loan charge-offs. For additional information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.

ALLOWANCE FOR CREDIT LOSSES  We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL for debt securities classified as either AFS or HTM, other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures.
We apply a disciplined process and methodology to establish our ACL each quarter. The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K. For additional information on our ACL for loans, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see the “Balance Sheet Analysis – Available-For-Sale and Held-To-Maturity Debt Securities” section and Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.

Wells Fargo & Company	39

Risk Management – Credit Risk Management (continued)

Table 26 presents the allocation of the ACL for loans by loan portfolio segment and class for the most recent quarter and last four year ends.

Table 26: Allocation of the ACL for Loans (1)

	Mar 31, 2021		Dec 31, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$6,512	37%	$7,230	36%	$3,600	37%	$3,628	37%	$3,752	35%
Real estate mortgage	3,156	14	3,167	14	1,236	13	1,282	13	1,374	13
Real estate construction	410	2	410	2	1,079	2	1,200	2	1,238	3
Lease financing	604	2	709	2	330	2	307	2	268	2
Total commercial	10,682	55	11,516	54	6,245	54	6,417	54	6,632	53
Consumer:
Residential mortgage – first lien	1,202	30	1,600	31	692	30	750	30	1,085	30
Residential mortgage – junior lien	428	2	653	3	247	3	431	3	608	4
Credit card	4,082	4	4,082	4	2,252	4	2,064	4	1,944	4
Auto	1,108	6	1,230	5	459	5	475	5	1,039	5
Other consumer	541	3	632	3	561	4	570	4	652	4
Total consumer	7,361	45	8,197	46	4,211	46	4,290	46	5,328	47
Total	$18,043	100%	$19,713	100%	$10,456	100%	$10,707	100%	$11,960	100%

Components:
Allowance for loan losses	$16,928		18,516		9,551		9,775		11,004
Allowance for unfunded credit commitments	1,115		1,197		905		932		956
Allowance for credit losses	$18,043		19,713		10,456		10,707		11,960
Ratio of allowance for loan losses to total net loan charge-offs (2)	8.13x		5.63		3.46		3.56		3.76
Allowance for loan losses as a percentage of total loans	1.96%			2.09		0.99		1.03		1.15
Allowance for credit losses for loans as a percentage of total loans	2.09			2.22		1.09		1.12		1.25
Allowance for credit losses for loans as a percentage of total nonaccrual loans	224			226		196		165		156
(1)Disclosure is not comparative due to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
(2)Total net loan charge-offs are annualized for the quarter ended March 31, 2021.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 26 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $1.7 billion, or 8%, from December 31, 2020, reflecting continued improvement in the economic environment. Total provision for credit losses for loans was $(1.1) billion in first quarter 2021, compared with $3.8 billion in the same period a year ago, reflecting lower net charge-offs and improvement in the economic environment. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans. The scenarios generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. Our estimate of the ACL for loans at March 31, 2021, was based on a weighting of the base and a downside economic scenario of 50% and 50%, respectively, with no weighting applied to an upside scenario. The base scenario assumed economic improvements in the near term with a return to normalized levels near the end of 2022. The downside scenario assumed more sustained adverse economic impacts resulting from the COVID-19 pandemic, compared with the base scenario. The downside scenario assumed U.S. real GDP growth rates increasing in the near term followed by a decline with a return to normalized levels after 2023 and a sustained elevation in the U.S. unemployment rate until late 2022. We considered within each scenario our expectations for the impact of customer accommodation activity, as well as the estimated impact on certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
In addition to quantitative estimates, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments. We also considered the significant uncertainty related to the duration and severity of the economic impacts from the COVID-19 pandemic and the incremental risks to our loan portfolio.
The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2021, and December 31, 2020, are presented in Table 27.

40	Wells Fargo & Company

Table 27: Forecasted Key Economic Variables

	2Q 2021	4Q 2021	2Q 2022
Blend of economic scenarios (1):
U.S. unemployment rate (2):
Dec 31, 2020	8.1	7.1	6.2
Mar 31, 2021	6.2	6.5	7.0

U.S. real GDP (3):
Dec 31, 2020	5.5	4.5	4.0
Mar 31, 2020	3.0	(1.1)	(0.6)

Home price index (4):
Dec 31, 2020	1.7	(0.2)	2.5
Mar 31, 2021	9.2	1.0	(5.2)

Commercial real estate asset prices (4):
Dec 31, 2020	(9.2)	(9.8)	(5.3)
Mar 31, 2021	2.3	(10.0)	(11.5)
(1)Represents a weighting of the forecasted economic variable inputs based on a weighting of 50% for the base and 50% for a downside scenario at both March 31, 2021, and December 31, 2020.
(2)Quarterly average.
(3)Percent change from the preceding period, seasonally adjusted annualized rate.
(4)Percent change year over year of national average; outlook differs by geography and property type.
Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. We observed economic improvements in first quarter 2021; however, there remained significant uncertainty related to the length and severity of the economic impact of the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the ACL, including the impact of economic stimulus programs and customer accommodation activity. The COVID-19 pandemic could continue to impact the recognition of credit losses in our loan portfolios and may result in increases in our ACL, particularly if the impact on the economy worsens.
We believe the ACL for loans of $18.0 billion at March 31, 2021, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.

LIABILITY FOR MORTGAGE LOAN REPURCHASE LOSSES  For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Liability For Mortgage Loan Repurchase Losses” section in our 2020 Form 10-K.

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
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement of advances of delinquent payments vary by investor and the applicable servicing agreements. Due to continued customer requests for payment deferrals as a result of the COVID-19 pandemic, the amount of our servicing advances of principal and interest remained elevated. The amount of these advances may continue to increase if additional payment deferrals are provided. Payment deferrals also delay the collection of contractually specified servicing fees, resulting in lower net servicing income.
Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. As a result of the COVID-19 pandemic, our repurchases of these loans were elevated in 2020 but returned to more normalized levels in first quarter 2021.
Repurchased loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. However, in accordance with guidance issued by GNMA, certain loans repurchased after June 30, 2020, are ineligible for inclusion in future GNMA loan securitization pools until the borrower has timely made six consecutive payments. This requirement may delay our ability to resell loans into the securitization market.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in our 2020 Form 10-K. For additional information on mortgage banking activities, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Asset/Liability Management
Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. For information on our oversight of asset/liability risks, see the “Risk Management – Asset/Liability Management” section in our 2020 Form 10-K.

INTEREST RATE RISK Interest rate risk is created in our role as a financial intermediary for customers based on investments such as loans and other extensions of credit and debt securities. Interest rate risk can have a significant impact to our earnings. We are subject to interest rate risk because:
•assets and liabilities may mature or reprice at different times. If assets reprice faster than liabilities and interest rates are generally rising, earnings will initially increase;
•assets and liabilities may reprice at the same time but by different amounts;
•short-term and long-term market interest rates may change by different amounts. For example, the shape of the yield curve may affect yield for new loans and funding costs differently;
•the remaining maturity for various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates increase sharply, MBS held in the debt securities portfolio may pay down at a slower rate than anticipated, which could impact portfolio income; or

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
•interest rates may have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, and the fair value of MSRs and other financial instruments.
Currently, our profile is such that we project net interest income will benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income.
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
Our most recent simulations, as presented in Table 28, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer (e.g., 10-year U.S. Treasury securities) and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 28:
•Simulations are dynamic and reflect anticipated changes to our assets and liabilities.
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
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 28: Net Interest Income Sensitivity

($ in billions)	Mar 31, 2021	Dec 31, 2020
Parallel Shift:
+100 bps shift in interest rates	$6.8	6.7
-100 bps shift in interest rates	(3.0)	(2.7)

Steeper yield curve:
+50 bps shift in long-term interest rates	1.2	1.3

Flatter yield curve:
+50 bps shift in short-term interest rates	2.4	2.2
-50 bps shift in long-term interest rates	(1.3)	(1.4)
The sensitivity results above do not capture noninterest income or expense impacts. Our interest rate sensitive noninterest income and expense are predominantly driven by mortgage banking activities, and may move in the opposite direction of our net interest income. See the “Risk Management
– Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2020 Form 10-K for additional information. For additional information on our trading assets and liabilities, see Note 2 (Trading Activities) to Financial Statements in this Report.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to manage our interest rate exposures. See Note 1 (Summary of Significant Accounting Policies), Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) and Note 14 (Derivatives) to Financial Statements in our 2020 Form 10-K for additional information.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For additional information on mortgage banking interest rate and market risk, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report and the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2020 Form 10-K.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. There are several potential risks to earnings from mortgage banking related to origination volumes and mix, valuation of MSRs and associated hedging results, the relationship and degree of volatility between short-term and long-term interest rates, and changes in servicing and foreclosures costs. While we attempt to balance our mortgage banking interest rate and market risks, the financial instruments we use may not perfectly correlate with the values and income being hedged.

MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It also includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with the mortgage book, and impairment on private equity investments. For information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2020 Form 10-K.

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our CIB businesses and to a lesser extent other businesses of the Company. Debt securities held for trading, equity securities held for trading, trading loans and trading derivatives are financial instruments used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.

42	Wells Fargo & Company

Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For additional information on our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2020 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits.
Trading VaR is calculated based on all trading positions on our consolidated balance sheet.
Table 29 shows the Company’s Trading General VaR by risk category. The increase in average Company Trading General VaR for the quarter ended March 31, 2021, compared with the same period a year ago, was driven by a greater presence of market volatility in the 12-month historical lookback window used to calculate average Company Trading General VaR for the quarter ended March 31, 2021. Market volatility was driven by the COVID-19 pandemic, in particular, changes in interest rate curves and a significant widening of credit spreads.
Table 29: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	March 31, 2021				December 31, 2020				March 31, 2020
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$22	94	21	112	106	96	80	121	62	28	15	75
Interest rate	36	73	26	120	81	122	81	241	84	32	5	198
Equity	35	36	28	72	32	21	14	35	6	7	4	10
Commodity	11	5	2	12	3	4	2	6	2	2	1	6
Foreign exchange	1	1	1	1	1	1	1	1	2	1	1	6
Diversification benefit (1)	(64)	(111)			(126)	(93)			(63)	(37)
Company Trading General VaR	$41	98			97	151			93	33
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
MARKET RISK – EQUITY SECURITIES We are directly and indirectly affected by changes in the equity markets. We make and manage direct investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2020 Form 10-K.
We also have marketable equity securities that include investments relating to our venture capital activities. The fair value changes in these marketable equity securities are recognized in net income. For additional information, see Note 6 (Equity Securities) to Financial Statements in this Report.
Changes in equity market prices may also indirectly affect our net income by (1) the value of third-party assets under management and, hence, fee income, (2) borrowers whose ability to repay principal and/or interest may be affected by the stock market, or (3) brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.
LIQUIDITY RISK AND FUNDING In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To help achieve this objective, we monitor both the consolidated company and the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity, and WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2020 Form 10-K. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2020 Form 10-K.

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and FDIC, that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization, such as Wells Fargo, to hold high-quality liquid assets (HQLA), predominantly consisting of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The LCR applies to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large BHCs, such as Wells Fargo.
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR will

Wells Fargo & Company	43

Risk Management – Asset/Liability Management (continued)
become effective on July 1, 2021, and applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. Based on our liquidity profile at March 31, 2021, we expect to be compliant with the NSFR requirement.
Liquidity Coverage Ratio As of March 31, 2021, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo
National Bank West exceeded the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 30 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 30: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020
HQLA (1):
Eligible cash	$216,403	213,937	118,758
Eligible securities (2)	186,270	201,060	263,192
Total HQLA	402,673	414,997	381,950
Projected net cash outflows	316,116	312,697	315,980
LCR	127%	133	121
(1)Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule. Our primary sources of liquidity are presented in Table 31, which also includes encumbered securities that are not included as available HQLA in the calculation of the LCR.
Our cash is predominantly on deposit with the Federal Reserve. Debt securities included as part of our primary sources of liquidity are comprised of U.S. Treasury and federal agency debt, and MBS issued by federal agencies within our debt securities portfolio. We believe these debt securities provide quick sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Some of these debt securities are within our HTM portfolio and, as such, are not intended for sale but may be pledged to obtain financing.
Table 31: Primary Sources of Liquidity

	March 31, 2021			December 31, 2020
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$258,394	—	258,394	236,376	—	236,376
Debt securities of U.S. Treasury and federal agencies	65,811	3,576	62,235	70,756	5,370	65,386
Mortgage-backed securities of federal agencies (1)	262,835	46,145	216,690	258,668	49,156	209,512
Total	$587,040	49,721	537,319	565,800	54,526	511,274
(1)Included in encumbered securities at March 31, 2021, were securities with a fair value of $422 million, which were purchased in March 2021, but settled in April 2021.

44	Wells Fargo & Company

In addition to our primary sources of liquidity shown in
Table 31, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of March 31, 2021, we also maintained approximately $227.3 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 167% and 158% of total loans at March 31, 2021, and December 31, 2020, respectively. Additional funding is provided by long-term debt and short-term borrowings. Table 32 shows selected information for short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of
Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 32: Short-Term Borrowings

	Quarter ended
(in millions)	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$46,871	46,362	44,055	49,659	79,036
Other short-term borrowings	12,049	12,637	11,169	10,826	13,253
Total	$58,920	58,999	55,224	60,485	92,289
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$47,358	46,069	46,504	52,868	90,722
Other short-term borrowings	11,724	11,235	10,788	10,667	12,255
Total	$59,082	57,304	57,292	63,535	102,977
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$47,050	46,879	49,148	50,397	91,121
Other short-term borrowings (2)	12,049	12,637	11,169	11,220	13,253
(1)Highest month-end balance in each of the last five quarters was in February 2021, and November, July, April and February 2020.
(2)Highest month-end balance in each of the last five quarters was in March 2021, and December, September, April and March 2020.

Wells Fargo & Company	45

Risk Management – Asset/Liability Management (continued)
Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $110 million of long-term debt in first quarter 2021. Table 33 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2021 and the following years thereafter, as of March 31, 2021.
Table 33: Maturity of Long-Term Debt

	March 31, 2021
(in millions)	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$11,046	13,867	8,410	12,248	14,196	69,946	129,713
Subordinated notes	—	—	3,724	757	1,114	21,517	27,112
Junior subordinated notes	—	—	—	—	—	1,356	1,356
Total long-term debt – Parent	$11,046	13,867	12,134	13,005	15,310	92,819	158,181
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	$3,303	4,859	2,879	3	186	230	11,460
Subordinated notes	—	—	1,100	—	169	4,032	5,301
Junior subordinated notes	—	—	—	—	—	378	378
Securitizations and other bank debt	1,905	1,304	748	228	128	1,484	5,797
Total long-term debt – Bank	$5,208	6,163	4,727	231	483	6,124	22,936
Other consolidated subsidiaries
Senior notes	$543	192	515	112	436	365	2,163
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt – Other consolidated subsidiaries	$543	192	515	112	436	397	2,195
Total long-term debt	$16,797	20,222	17,376	13,348	16,229	99,340	183,312
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
There were no actions undertaken by the rating agencies with regard to our credit ratings during first quarter 2021.
See the “Risk Factors” section in our 2020 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 14 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2021, are presented in Table 34.

Table 34: Credit Ratings as of March 31, 2021

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A2	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings, Inc.	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)
FEDERAL HOME LOAN BANK MEMBERSHIP The Federal Home Loan Banks (the FHLBs) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLBs based in Dallas, Des Moines and San Francisco. FHLB members are required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a

46	Wells Fargo & Company

future event, the amount of any future investment in the capital stock of the FHLBs is not determinable.

Capital Management

We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at March 31, 2021, increased $3.9 billion from December 31, 2020, predominantly as a result of $4.7 billion of Wells Fargo net income, partially offset by $755 million of common and preferred stock dividends. During first quarter 2021, we issued $724 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, excluding conversions of preferred shares. During first quarter 2021, we repurchased 17 million shares of common stock at a cost of $596 million. For additional information about capital planning, including the FRB’s recent announcement on capital distributions, see the “Capital Planning and Stress Testing” section below.
In first quarter 2021, we issued $4.6 billion of preferred stock and redeemed $4.5 billion of preferred stock. For additional information, see Note 16 (Preferred Stock) to Financial Statements in this Report.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the two approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 35 and Table 36 present the risk-based capital requirements applicable to the Company on a fully phased-in basis under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2021.

Table 35: Risk-Based Capital Requirements – Standardized Approach
Table 36: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 35 and Table 36, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. The Company’s stress capital buffer for the period October 1, 2020, through September 30, 2021, is 2.50%.

Wells Fargo & Company	47

Capital Management (continued)
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge of between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years.
The Basel III capital requirements for calculating CET1 and tier 1 capital, along with risk-weighted assets (RWAs), are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with transition requirements and are scheduled to be fully phased-in by the end of 2021.
Under the risk-based capital rules, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total RWAs.
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Although we report certain capital amounts and ratios in accordance with transition requirements for bank regulatory reporting purposes, we manage our capital on a fully phased-in basis. For information about our capital requirements calculated in accordance with transition requirements, see
Note 23 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
Table 37 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at March 31, 2021, and December 31, 2020. Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 38 for information regarding the calculation and components of our CET1, tier 1 capital, total capital and RWAs, as well as a corresponding reconciliation to GAAP financial measures for our fully phased-in total capital amounts.
Table 37: Capital Components and Ratios (Fully Phased-In)

			March 31, 2021			December 31, 2020
(in millions, except ratios)		Required Capital Ratios (1)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)		$139,724	139,724		138,297		138,297
Tier 1 Capital	(B)		159,675	159,675		158,196		158,196
Total Capital	(C)		187,585	197,467		186,803		196,529
Risk-Weighted Assets	(D)		1,109,354	1,178,996		1,158,355		1,193,744
Common Equity Tier 1 Capital Ratio	(A)/(D)	9.00%	12.60	11.85	*	11.94		11.59	*
Tier 1 Capital Ratio	(B)/(D)	10.50	14.39	13.54	*	13.66		13.25	*
Total Capital Ratio	(C)/(D)	12.50	16.91	16.75	*	16.13	*	16.46
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments. The required ratios were the same under both the Standardized and Advanced Approaches at March 31, 2021.

48	Wells Fargo & Company

Table 38 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at March 31, 2021, and December 31, 2020.

Table 38: Risk-Based Capital Calculation and Components

		March 31, 2021		December 31, 2020
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity		$188,348	188,348	185,920	185,920
Adjustments:
Preferred stock		(21,170)	(21,170)	(21,136)	(21,136)
Additional paid-in capital on preferred stock		139	139	152	152
Unearned ESOP shares		875	875	875	875
Noncontrolling interests		(1,130)	(1,130)	(1,033)	(1,033)
Total common stockholders’ equity		167,062	167,062	164,778	164,778
Adjustments:
Goodwill		(26,290)	(26,290)	(26,392)	(26,392)
Certain identifiable intangible assets (other than MSRs)		(322)	(322)	(342)	(342)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,300)	(2,300)	(1,965)	(1,965)
Applicable deferred taxes related to goodwill and other intangible assets (1)		866	866	856	856
CECL transition provision (2)		1,298	1,298	1,720	1,720
Other		(590)	(590)	(358)	(358)
Common Equity Tier 1		$139,724	139,724	138,297	138,297
Preferred stock		21,170	21,170	21,136	21,136
Additional paid-in capital on preferred stock		(139)	(139)	(152)	(152)
Unearned ESOP shares		(875)	(875)	(875)	(875)
Other		(205)	(205)	(210)	(210)
Total Tier 1 capital	(A)	$159,675	159,675	158,196	158,196
Long-term debt and other instruments qualifying as Tier 2		23,840	23,840	24,387	24,387
Qualifying allowance for credit losses (3)		4,245	14,127	4,408	14,134
Other		(175)	(175)	(188)	(188)
Total Tier 2 capital (Fully Phased-In)	(B)	$27,910	37,792	28,607	38,333
Effect of Basel III Transition Requirements		66	66	131	131
Total Tier 2 capital (Basel III Transition Requirements)		$27,976	37,858	28,738	38,464

Total qualifying capital (Fully Phased-In)	(A)+(B)	$187,585	197,467	186,803	196,529
Total Effect of Basel III Transition Requirements		66	66	131	131
Total qualifying capital (Basel III Transition Requirements)		$187,651	197,533	186,934	196,660

Risk-Weighted Assets (RWAs)(4):
Credit risk (5)		$717,744	1,126,536	752,999	1,125,813
Market risk		52,460	52,460	67,931	67,931
Operational risk		339,150	—	337,425	—
Total RWAs		$1,109,354	1,178,996	1,158,355	1,193,744
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)At March 31, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $1.3 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $9.2 billion increase in our ACL under CECL from January 1, 2020, through March 31, 2021.
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
(5)Includes an increase of $1.0 billion under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses as of March 31, 2021. See footnote (3) to this table.

Wells Fargo & Company	49

Capital Management (continued)
Table 39 presents the changes in CET1 under the Advanced Approach for the three months ended March 31, 2021.
Table 39: Analysis of Changes in Common Equity Tier 1 (Advanced Approach)

(in millions)
Common Equity Tier 1 at December 31, 2020	$138,297
Net income applicable to common stock	4,363
Common stock dividends	(414)
Common stock issued, repurchased, and stock compensation-related items	(222)
Changes in cumulative other comprehensive income	(1,444)
Goodwill	102
Certain identifiable intangible assets (other than MSRs)	20
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	(335)
Applicable deferred taxes related to goodwill and other intangible assets (1)	10
CECL transition provision (2)	(422)
Other	(231)
Change in Common Equity Tier 1	1,427
Common Equity Tier 1 at March 31, 2021	$139,724
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)At March 31, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $1.3 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $9.2 billion increase in our ACL under CECL from January 1, 2020, through March 31, 2021.
Table 40 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the three months ended March 31, 2021.
Table 40: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2020	$1,158,355	1,193,744
Net change in credit risk RWAs (1)	(35,255)	723
Net change in market risk RWAs	(15,471)	(15,471)
Net change in operational risk RWAs	1,725	—
Total change in RWAs	(49,001)	(14,748)
RWAs at March 31, 2021	$1,109,354	1,178,996
(1)Includes an increase of $1.0 billion under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses. See Table 38 for additional information.

50	Wells Fargo & Company

TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than MSRs) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. The ratios are (i) tangible book value per common share, which represents tangible common equity divided by common shares outstanding; and (ii) return on average tangible common equity (ROTCE), which represents our annualized earnings as a percentage of tangible common equity. The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity.
Table 41 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 41: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020
Total equity		$188,348	185,920	183,330	189,332	185,748	188,170
Adjustments:
Preferred stock		(21,170)	(21,136)	(21,347)	(21,840)	(21,223)	(21,794)
Additional paid-in capital on preferred stock		139	152	140	145	156	135
Unearned ESOP shares		875	875	1,143	875	875	1,143
Noncontrolling interests		(1,130)	(1,033)	(612)	(1,115)	(887)	(785)
Total common stockholders’ equity	(A)	167,062	164,778	162,654	167,397	164,669	166,869
Adjustments:
Goodwill		(26,290)	(26,392)	(26,381)	(26,383)	(26,390)	(26,387)
Certain identifiable intangible assets (other than MSRs)		(322)	(342)	(413)	(330)	(354)	(426)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,300)	(1,965)	(1,894)	(2,217)	(1,889)	(2,152)
Applicable deferred taxes related to goodwill and other intangible assets (1)		866	856	821	863	852	818
Tangible common equity	(B)	$139,016	136,935	134,787	139,330	136,888	138,722
Common shares outstanding	(C)	4,141.1	4,144.0	4,096.4	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,363	2,642	42
Book value per common share	(A)/(C)	$40.34	39.76	39.71	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	33.57	33.04	32.90	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	10.57%	6.38	0.10
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	12.70	7.68	0.12
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 42 presents the leverage requirements applicable to the Company as of March 31, 2021.
Table 42: Leverage Requirements Applicable to the Company
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum tier 1 leverage ratio of 4.00%.
The FRB and OCC have proposed amendments to the SLR rules. For information regarding the proposed amendments to the SLR rules, see the “Capital Management – Leverage Requirements” section in our 2020 Form 10-K.
In April 2020, the FRB issued an interim final rule that temporarily allowed a BHC to exclude on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of its total leverage exposure in the denominator of the SLR. This interim final rule became effective on April 1, 2020, and expired on April 1, 2021.
At March 31, 2021, the Company’s SLR was 7.91%, and each of our IDIs exceeded their applicable SLR requirements. In addition, the Company’s SLR at March 31, 2021, would have been 6.97% without relying on the FRB’s April 2020 interim final rule that temporarily allowed for the exclusion of specific on-balance sheet amounts. Table 43 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Wells Fargo & Company	51

Capital Management (continued)
Table 43: Leverage Ratios for the Company

(in millions, except ratio)		Quarter ended March 31, 2021
Tier 1 capital	(A)	$159,675
Total average assets		1,938,008
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,744
Less: Other SLR exclusions		272,860
Total adjusted average assets		1,636,404
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		66,520
Repo-style transactions (2)		3,650
Other (3)		312,815
Total off-balance sheet exposures		382,985
Total leverage exposure	(B)	$2,019,389
Supplementary leverage ratio	(A)/(B)	7.91%

Tier 1 leverage ratio (4)		8.36%
(1)Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.
(2)Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal counterparty facing the client.
(3)Adjustment represents credit equivalent amounts of other off-balance sheet exposures not already included as derivatives and repo-style transactions exposures.
(4)The tier 1 leverage ratio consists of tier 1 capital divided by total average assets, excluding goodwill and certain other items as determined under the rule.
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. Our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2021, are presented in Table 44.
Table 44: TLAC and Eligible Unsecured Long-Term Debt Requirements

TLAC requirement Greater of:
18.00% of RWAs	7.50% of total leverage exposure (the denominator of the SLR calculation)
+	+
TLAC buffer (equal to 2.50% of RWAs + method one G-SIB capital surcharge + any countercyclical buffer)	External TLAC leverage buffer (equal to 2.00% of total leverage exposure)

Minimum amount of eligible unsecured long-term debt Greater of:
6.00% of RWAs	4.50% of total leverage exposure
+
Method two G-SIB capital surcharge

The FRB and OCC have proposed amendments to the TLAC and eligible unsecured long-term debt requirements. For information regarding these proposed amendments, see the “Capital Management – Total Loss Absorbing Capacity” section in our 2020 Form 10-K.
As of March 31, 2021, our eligible external TLAC as a percentage of total RWAs was 25.18%, compared with a required minimum of 21.50%. Similar to the risk-based capital requirements, our minimum TLAC requirement is assessed based on the greater of RWAs determined under the Standardized and Advanced Approaches.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS For information regarding the U.S. implementation of the Basel III LCR and NSFR, see the “Risk Management – Asset/ Liability Management – Liquidity Risk and Funding – Liquidity Standards” section in this Report.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, we currently target a long-term CET1 capital ratio at or in excess of 10.00%. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, changes to the regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans.
We submitted our 2021 capital plan to the FRB on April 5, 2021. As part of the 2021 CCAR, the FRB also generated a supervisory stress test. The FRB is expected to review the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and is also expected to review the Company’s proposed capital actions. The FRB has indicated it will publish its supervisory stress test results by July 1, 2021.
On March 25, 2021, the FRB announced that it was extending measures it previously announced limiting large BHCs, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB has generally authorized BHCs to (i) provided that the BHC does not increase the amount of its common stock dividends to be larger than the level paid in second quarter 2020, pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters; (ii) make share repurchases that equal the amount of share issuances related to expensed employee compensation; and (iii) redeem and make scheduled payments on additional tier 1 and tier 2 capital instruments. The FRB has also announced that if a BHC remains above all of its minimum risk-based capital requirements in this year's supervisory stress test, these additional limitations on capital distributions will end for that BHC after June 30, 2021. However, a BHC that falls below any of its minimum risk-based capital requirements in this year's supervisory stress test will remain subject to the additional limitations on capital distributions through September 30, 2021, and if the BHC remains below the capital required by the supervisory stress test at that time, the existing stress capital

52	Wells Fargo & Company

buffer framework will impose even stricter capital distribution limitations.
Concurrently with CCAR, federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

Securities Repurchases
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including under the FRB’s capital plan rule. Due to the various factors that may impact the amount of our share repurchases and the fact that we tend to be in the market regularly to satisfy repurchase considerations under our capital plan, our share repurchases occur at various price levels. We may suspend share repurchase activity at any time.
At March 31, 2021, we had remaining Board authority to repurchase approximately 650 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during first quarter 2021, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2020 Form 10-K.

Wells Fargo & Company	53

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses;
•the valuation of residential MSRs;
•the fair value of financial instruments;
•income taxes;
•liability for contingent litigation losses; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information on these policies, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.

Current Accounting Developments

The following significant accounting update has been issued by the Financial Accounting Standards Board (FASB) and is applicable to us, but is not yet effective:
•ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates

ASU 2018-12 See the “Current Accounting Developments” section in our 2020 Form 10-K for information on the effective date and our assessment of the expected financial statement impact upon adoption.
Other Accounting Developments
The following Update is applicable to us but is not expected to have a material impact on our consolidated financial statements:
•ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

54	Wells Fargo & Company

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our noninterest expense and efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) the performance of our mortgage business and any related exposures; (viii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (ix) future common stock dividends, common share repurchases and other uses of capital; (x) our targeted range for return on assets, return on equity, and return on tangible common equity; (xi) expectations regarding our effective income tax rate; (xii) the outcome of contingencies, such as legal proceedings; (xiii) environmental, social and governance related goals or commitments; and (xiv) the Company’s plans, objectives and strategies.
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
•current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services;
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
•the effect of a fall in stock market prices on our investment banking business and our fee income from our brokerage and wealth management businesses;
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
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and

Wells Fargo & Company	55

financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s Board of Directors, and may be subject to regulatory approval or conditions.
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1
Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

56	Wells Fargo & Company

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2020 Form 10-K.

Wells Fargo & Company	57

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2021, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

58	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2021	2020
Interest income
Debt securities	$2,312	3,472
Loans held for sale	331	209
Loans	7,191	10,065
Equity securities	137	206
Other interest income	65	775
Total interest income	10,036	14,727
Interest expense
Deposits	112	1,742
Short-term borrowings	(9)	291
Long-term debt	1,026	1,240
Other interest expense	109	142
Total interest expense	1,238	3,415
Net interest income	8,798	11,312
Noninterest income
Deposit and lending-related fees	1,616	1,797
Investment advisory and other asset-based fees (1)	2,756	2,506
Commissions and brokerage services fees (1)	636	677
Investment banking fees	568	391
Card fees	949	892
Mortgage banking	1,326	379
Net gains (losses) on trading and securities	891	(1,100)
Other	523	863
Total noninterest income	9,265	6,405
Total revenue	18,063	17,717
Provision for credit losses	(1,048)	4,005
Noninterest expense
Personnel	9,558	8,323
Technology, telecommunications and equipment	844	798
Occupancy	770	715
Operating losses	213	464
Professional and outside services	1,388	1,606
Advertising and promotion	90	181
Restructuring charges	13	—
Other	1,113	961
Total noninterest expense	13,989	13,048
Income before income tax expense	5,122	664
Income tax expense	326	159
Net income before noncontrolling interests	4,796	505
Less: Net income (loss) from noncontrolling interests	54	(148)
Wells Fargo net income	$4,742	653
Less: Preferred stock dividends and other	379	611
Wells Fargo net income applicable to common stock	$4,363	42
Per share information
Earnings per common share	$1.05	0.01
Diluted earnings per common share	1.05	0.01
Average common shares outstanding	4,141.3	4,104.8
Diluted average common shares outstanding	4,171.0	4,135.3
(1)In first quarter 2021, trust and investment management fees and asset-based brokerage fees were combined into a single line item for investment advisory and other asset-based fees, and brokerage commissions and other brokerage services fees were combined into a single line item for commissions and brokerage services fees. Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2021	2020
Net income before noncontrolling interests	$4,796	505
Other comprehensive income (loss), after tax:
Net change in debt securities	(1,525)	(228)
Net change in derivatives and hedging activities	36	137
Defined benefit plans adjustments	35	30
Net change in foreign currency translation adjustments	11	(193)
Other comprehensive loss, after tax	(1,443)	(254)
Total comprehensive income before noncontrolling interests	3,353	251
Less: Other comprehensive income (loss) from noncontrolling interests	1	(1)
Less: Net income (loss) from noncontrolling interests	54	(148)
Wells Fargo comprehensive income	$3,298	400
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2021	Dec 31, 2020
Assets	(Unaudited)
Cash and due from banks	$28,339	28,236
Interest-earning deposits with banks	258,394	236,376
Total cash, cash equivalents, and restricted cash	286,733	264,612
Federal funds sold and securities purchased under resale agreements	79,502	65,672
Debt securities:
Trading, at fair value	72,784	75,095
Available-for-sale, at fair value (includes amortized cost of $197,805 and $215,533, net of allowance for credit losses)	200,850	220,392
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $233,959 and $212,307)	232,192	205,720
Loans held for sale (includes $23,538 and $18,806 carried at fair value)	35,434	36,384
Loans	861,572	887,637
Allowance for loan losses	(16,928)	(18,516)
Net loans	844,644	869,121
Mortgage servicing rights (includes $7,536 and $6,125 carried at fair value)	8,832	7,437
Premises and equipment, net	8,760	8,895
Goodwill	26,290	26,392
Derivative assets	25,429	25,846
Equity securities (includes $31,401 and $34,009 carried at fair value)	59,981	62,260
Other assets	78,112	87,337
Total assets (1)	$1,959,543	1,955,163
Liabilities
Noninterest-bearing deposits	$494,087	467,068
Interest-bearing deposits	943,032	937,313
Total deposits	1,437,119	1,404,381
Short-term borrowings	58,920	58,999
Derivative liabilities	14,930	16,509
Accrued expenses and other liabilities (includes $22,733 and $22,441 carried at fair value)	76,914	76,404
Long-term debt	183,312	212,950
Total liabilities (2)	1,771,195	1,769,243
Equity
Wells Fargo stockholders’ equity:
Preferred stock	21,170	21,136
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,854	60,197
Retained earnings	166,772	162,890
Cumulative other comprehensive income (loss)	(1,250)	194
Treasury stock – 1,340,691,115 shares and 1,337,799,931 shares	(67,589)	(67,791)
Unearned ESOP shares	(875)	(875)
Total Wells Fargo stockholders’ equity	187,218	184,887
Noncontrolling interests	1,130	1,033
Total equity	188,348	185,920
Total liabilities and equity	$1,959,543	1,955,163
(1)Our consolidated assets at March 31, 2021, and December 31, 2020, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $965 million and $967 million; Loans, $5.5 billion and $10.9 billion; All other assets, $267 million and $310 million; and Total assets, $6.7 billion and $12.1 billion, respectively.
(2)Our consolidated liabilities at March 31, 2021, and December 31, 2020, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $192 million and $203 million; All other liabilities, $890 million and $900 million; and Total liabilities, $1.1 billion and $1.1 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2020	5.5	$21,136	4,144.0	$9,136	60,197	162,890	194	(67,791)	(875)	1,033	185,920
Net income						4,742				54	4,796
Other comprehensive income (loss), net of tax							(1,444)			1	(1,443)
Noncontrolling interests										42	42
Common stock issued			14.3		—	(61)		785			724
Common stock repurchased			(17.2)					(596)			(596)
Preferred stock redeemed (1)	(0.1)	(4,526)			44	(44)					(4,526)
Preferred stock issued	0.2	4,560			(31)						4,529
Common stock dividends					6	(420)					(414)
Preferred stock dividends						(335)					(335)
Stock incentive compensation expense					498						498
Net change in deferred compensation and related plans					(860)			13			(847)
Net change	0.1	34	(2.9)	—	(343)	3,882	(1,444)	202	—	97	2,428
Balance March 31, 2021	5.6	$21,170	4,141.1	$9,136	59,854	166,772	(1,250)	(67,589)	(875)	1,130	188,348
Balance December 31, 2019	7.5	$21,549	4,134.4	$9,136	61,049	166,697	(1,311)	(68,831)	(1,143)	838	187,984
Cumulative effect from change in accounting policies (2)						991					991
Balance January 1, 2020	7.5	21,549	4,134.4	9,136	61,049	167,688	(1,311)	(68,831)	(1,143)	838	188,975
Net income						653				(148)	505
Other comprehensive income (loss), net of tax							(253)			(1)	(254)
Noncontrolling interests										(77)	(77)
Common stock issued			37.4		(17)	(308)		2,002			1,677
Common stock repurchased			(75.4)					(3,407)			(3,407)
Preferred stock redeemed (3)	(1.9)	(2,215)			17	(272)					(2,470)
Preferred stock issued	0.1	2,013			(45)						1,968
Common stock dividends					18	(2,114)					(2,096)
Preferred stock dividends						(339)					(339)
Stock incentive compensation expense					181						181
Net change in deferred compensation and related plans					(1,354)			21			(1,333)
Net change	(1.8)	(202)	(38.0)	—	(1,200)	(2,380)	(253)	(1,384)	—	(226)	(5,645)
Balance March 31, 2020	5.7	$21,347	4,096.4	$9,136	59,849	165,308	(1,564)	(70,215)	(1,143)	612	183,330
(1)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, and partial redemption of Preferred Stock, Series N, in first quarter 2021.
(2)We adopted Accounting Standards Update (ASU) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3)Represents the impact of the redemption of the remaining Preferred Stock, Series K, in first quarter 2020.
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interests	$4,796	505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,048)	4,005
Changes in fair value of MSRs and LHFS carried at fair value	(1,368)	3,486
Depreciation, amortization and accretion	2,237	1,868
Other net (gains) losses (1)	(6,264)	7,643
Stock-based compensation	929	582
Originations and purchases of loans held for sale (1)	(45,179)	(38,001)
Proceeds from sales of and paydowns on loans originally classified as held for sale (1)	24,757	31,971
Net change in:
Debt and equity securities, held for trading	11,122	20,413
Deferred income taxes	299	(1,448)
Derivative assets and liabilities	(922)	(4,293)
Other assets	8,481	(10,391)
Other accrued expenses and liabilities	(1,310)	933
Net cash provided (used) by operating activities	(3,470)	17,273
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(13,830)	15,675
Available-for-sale debt securities:
Proceeds from sales	13,367	11,843
Prepayments and maturities	21,840	14,135
Purchases	(36,203)	(18,658)
Held-to-maturity debt securities:
Paydowns and maturities	20,643	3,769
Purchases	(19,899)	(19,141)
Equity securities, not held for trading:
Proceeds from sales and capital returns	545	1,115
Purchases	(1,626)	(3,338)
Loans:
Loans originated by banking subsidiaries, net of principal collected	17,447	(53,400)
Proceeds from sales of loans originally classified as held for investment	11,358	1,959
Purchases of loans	(50)	(342)
Principal collected on nonbank entities’ loans	5,265	3,837
Loans originated by nonbank entities	(3,469)	(2,348)
Proceeds from sales of foreclosed assets and short sales	180	500
Other, net	(40)	91
Net cash provided (used) by investing activities	15,528	(44,303)
Cash flows from financing activities:
Net change in:
Deposits	33,222	53,903
Short-term borrowings	(79)	(12,223)
Long-term debt:
Proceeds from issuance	110	18,895
Repayment	(21,676)	(17,563)
Preferred stock:
Proceeds from issuance	4,529	1,968
Redeemed	(4,525)	(2,470)
Cash dividends paid	(276)	(280)
Common stock:
Proceeds from issuance	66	209
Stock tendered for payment of withholding taxes	(222)	(306)
Repurchased	(596)	(3,407)
Cash dividends paid	(383)	(2,032)
Net change in noncontrolling interests	(31)	(29)
Other, net	(76)	(76)
Net cash provided by financing activities	10,063	36,589
Net change in cash, cash equivalents, and restricted cash	22,121	9,559
Cash, cash equivalents, and restricted cash at beginning of period	264,612	141,250
Cash, cash equivalents, and restricted cash at end of period	$286,733	150,809
Supplemental cash flow disclosures:
Cash paid for interest	$1,091	3,479
Cash paid for income taxes, net (1)	358	23
(1)Prior periods have been revised to conform to the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Wells Fargo & Company	63

Notes to Financial Statements
-See the Glossary of Acronyms at the end of this Report for terms used throughout the Financial Statements and related Notes.

Note 1: Summary of Significant Accounting Policies
Wells Fargo & Company is a diversified financial services company. We provide banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices, the internet and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia, and in countries outside the U.S. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a real estate investment trust, which has publicly traded preferred stock outstanding.
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). There were no material changes to these policies in first quarter 2021.
To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:
•allowance for credit losses (Note 4 (Loans and Related Allowance for Credit Losses));
•valuations of residential mortgage servicing rights (MSRs) (Note 8 (Securitizations and Variable Interest Entities) and Note 9 (Mortgage Banking Activities));
•valuations of financial instruments (Note 15 (Fair Values of Assets and Liabilities));
•liabilities for contingent litigation losses (Note 13 (Legal Actions));
•income taxes; and
•goodwill impairment (Note 10 (Intangible Assets)).

Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2020 Form 10-K.

Accounting Standards Adopted in 2021
In first quarter 2021, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU or Update) 2021-01 – Reference Rate Reform (Topic 848): Scope
•ASU 2020-08 – Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs
•ASU 2020-01 – Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force)
•ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

ASU 2021-01 clarifies the scope of Topic 848 to include derivatives affected by changes in interest rates for margining, discounting, or contract price alignment as part of the market-wide transition to new reference rate (commonly referred to as the “discounting transition”), even if they do not reference the London Interbank Offered Rate or another rate that is expected to be discontinued as a result of reference rate reform. The guidance also clarifies other aspects of the relief provided in Accounting Standards Codification (ASC) 848. We adopted ASU 2021-01 in first quarter 2021, and the guidance will be followed until the Update terminates on December 31, 2022. This guidance is applied on a prospective basis. The Update did not have a material impact on our consolidated financial statements.

ASU 2020-08 clarifies the accounting for purchased callable debt securities carried at a premium and was issued to correct an unintended application of ASU 2017-08 – Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires amortization of such premiums to the earliest call date, but was not clear for the method to be used for instruments with multiple call dates. This Update now specifies that such premiums are amortized to the next call date and requires reassessment throughout the life of the instruments with multiple call dates. The Update did not have an impact on our consolidated financial statements, as we had interpreted the provisions of ASU 2017-08 in this manner upon our adoption in first quarter 2019.

ASU 2020-01 clarifies the accounting for equity securities upon transition between the measurement alternative and equity method. The Update also clarifies for forward contracts and options to purchase equity securities an entity need not consider whether upon settlement of the forward contract or option if the equity securities would be accounted for by the equity method or the fair value option. We adopted this Update in first quarter 2021. The Update did not have an impact on our consolidated financial statements.

ASU 2019-12 provides narrow scope simplifications and improvements to the general principles in ASC Topic 740 – Income Taxes related to intraperiod tax allocation, basis differences when there are changes in ownership of foreign investments and interim periods income tax accounting for year to date losses that exceed anticipated annual losses. The Update did not have an impact on our consolidated financial statements.

64	Wells Fargo & Company

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2021	2020
Held-to-maturity debt securities purchased from securitization of LHFS (1)	10,252	62
Transfers from loans to LHFS (2)	6,249	1,063
Transfers from available-for-sale debt securities to held-to-maturity debt securities	16,617	—
(1)For the quarter ended March 31, 2021, predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.
(2)Prior periods have been revised to conform to the current period presentation.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2021, and there have been no material events that would require recognition in our first quarter 2021 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	65

Note 2: Trading Activities

Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Mar 31, 2021	Dec 31, 2020
Trading assets:
Debt securities	$72,784	75,095
Equity securities	20,254	23,032
Loans held for sale	2,303	1,015
Gross trading derivative assets	59,185	58,767
Netting (1)	(35,145)	(34,301)
Total trading derivative assets	24,040	24,466
Total trading assets	119,381	123,608
Trading liabilities:
Short sale	22,733	22,441
Gross trading derivative liabilities	49,296	53,285
Netting (1)	(37,269)	(39,444)
Total trading derivative liabilities	12,027	13,841
Total trading liabilities	$34,760	36,282
(1)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 2.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.
Table 2.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended March 31,
(in millions)	2021	2020
Interest income:
Debt securities	$529	766
Equity securities	103	137
Loans held for sale	12	12
Total interest income	644	915
Less: Interest expense	110	141
Net interest income	534	774
Net gains (losses) from trading activities (1):
Debt securities	(2,106)	2,355
Equity securities	1,153	(4,401)
Loans held for sale	24	(12)
Derivatives (2)	1,277	2,122
Total net gains from trading activities	348	64
Total trading-related net interest and noninterest income	$882	838
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

66	Wells Fargo & Company

Note 3: Available-for-Sale and Held-to-Maturity Debt Securities
Table 3.1 provides the amortized cost, net of the allowance for credit losses (ACL) for debt securities, and fair value by major categories of available-for-sale (AFS) debt securities, which are carried at fair value, and held-to-maturity (HTM) debt securities, which are carried at amortized cost, net of the ACL. The net unrealized gains (losses) for AFS debt securities are reported as a component of cumulative other comprehensive income (OCI), net of the ACL and applicable income taxes. Information on debt securities held for trading is included in Note 2 (Trading Activities).
    Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in first quarter 2021 and 2020 was insignificant.

Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$25,144	136	(63)	25,217
Non-U.S. government securities	14,458	—	—	14,458
Securities of U.S. states and political subdivisions (2)	19,288	417	(48)	19,657
Federal agency mortgage-backed securities	115,503	3,142	(988)	117,657
Non-agency mortgage-backed securities (3)	4,040	46	(28)	4,058
Collateralized loan obligations	9,858	7	(15)	9,850
Other debt securities	9,514	490	(51)	9,953
Total available-for-sale debt securities	197,805	4,238	(1,193)	200,850
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	40,251	964	(621)	40,594
Securities of U.S. states and political subdivisions	27,569	662	(171)	28,060
Federal agency mortgage-backed securities	144,484	2,986	(2,292)	145,178
Non-agency mortgage-backed securities	907	36	(15)	928
Collateralized loan obligations	18,981	218	—	19,199
Total held-to-maturity debt securities	232,192	4,866	(3,099)	233,959
Total (4)	$429,997	9,104	(4,292)	434,809
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$21,954	205	—	22,159
Non-U.S. government securities	16,816	—	(3)	16,813
Securities of U.S. states and political subdivisions (2)	19,263	224	(81)	19,406
Federal agency mortgage-backed securities	134,838	4,260	(28)	139,070
Non-agency mortgage-backed securities (3)	3,745	30	(46)	3,729
Collateralized loan obligations	9,058	4	(44)	9,018
Other debt securities	9,859	399	(61)	10,197
Total available-for-sale debt securities	215,533	5,122	(263)	220,392
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	47,295	1,472	(170)	48,597
Securities of U.S. states and political subdivisions	25,860	938	(5)	26,793
Federal agency mortgage-backed securities	115,437	4,182	(21)	119,598
Non-agency mortgage-backed securities	890	51	(8)	933
Collateralized loan obligations	16,238	148	—	16,386
Total held-to-maturity debt securities	205,720	6,791	(204)	212,307
Total (4)	$421,253	11,913	(467)	432,699
(1)Represents amortized cost of the securities, net of the ACL of $41 million and $28 million related to AFS debt securities and $89 million and $41 million related to HTM debt securities at March 31, 2021, and December 31, 2020, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL and fair value of these types of securities, was $5.2 billion at March 31, 2021, and $5.0 billion at December 31, 2020.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2021, and December 31, 2020.
(4)We held AFS and HTM debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $103.4 billion and $89.5 billion and a fair value of $104.5 billion and $90.5 billion at March 31, 2021, and an amortized cost of $99.8 billion and $88.7 billion and a fair value of $103.2 billion and $91.5 billion at December 31, 2020, respectively.

Wells Fargo & Company	67

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended March 31,
(in millions)	2021	2020
Purchases of held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies	$—	3,016
Securities of U.S. states and political subdivisions	1,910	866
Federal agency mortgage-backed securities	24,867	15,863
Non-agency mortgage-backed securities	29	62
Collateralized loan obligations	3,953	—
Total purchases of held-to-maturity debt securities	30,759	19,807
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Federal agency mortgage-backed securities	16,617	—
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$16,617	—
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2021	2020
Interest income (1):
Available-for-sale	$811	1,726
Held-to-maturity	972	980
Total interest income	1,783	2,706
Provision for credit losses:
Available-for-sale	22	168
Held-to-maturity	47	4
Total provision for credit losses	69	172
Realized gains and losses (2):
Gross realized gains	151	256
Gross realized losses	—	(4)
Impairment write-downs	—	(15)
Net realized gains	$151	237
(1)Excludes interest income from trading debt securities, which is disclosed in Note 2 (Trading Activities).
(2)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.
Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for debt securities. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2021, and December 31, 2020.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

68	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2021
Total portfolio (1)	$200,850	99%	232,281	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$142,874	100%	184,735	100%
Securities of U.S. states and political subdivisions	19,657	99	27,587	100
Collateralized loan obligations (3)	9,850	100	19,031	100
All other debt securities (4)	28,469	92	928	5
December 31, 2020
Total portfolio (1)	$220,392	99%	205,761	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$161,229	100%	162,732	100%
Securities of U.S. states and political subdivisions	19,406	99	25,870	100
Collateralized loan obligations (3)	9,018	100	16,255	100
All other debt securities (4)	30,739	93	904	6
(1)93% and 92% were rated AA- and above at March 31, 2021, and December 31, 2020, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)99% and 98% were rated AA- and above at March 31, 2021, and December 31, 2020, respectively.
(4)Includes non-U.S. government, non-agency mortgage-backed, and all other debt securities.
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
Debt securities that are past due and still accruing were insignificant at both March 31, 2021, and December 31, 2020. The carrying value of debt securities in nonaccrual status was insignificant at both March 31, 2021, and December 31, 2020. Charge-offs on debt securities were insignificant for the quarters ended March 31, 2021 and 2020.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant during the quarters ended March 31, 2021 and 2020.

Wells Fargo & Company	69

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Unrealized Losses of Available-for-Sale Debt Securities
Table 3.5 shows the gross unrealized losses and fair value of AFS debt securities by length of time those individual securities in each category have been in a continuous loss position. Debt securities on which we have recorded credit impairment are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis, net of allowance for credit losses.
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(63)	10,584	—	—	(63)	10,584
Non-U.S. government securities	—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(37)	1,097	(11)	1,088	(48)	2,185
Federal agency mortgage-backed securities	(988)	41,851	—	—	(988)	41,851
Non-agency mortgage-backed securities	(2)	777	(26)	886	(28)	1,663
Collateralized loan obligations	(2)	1,984	(13)	2,381	(15)	4,365
Other debt securities	(25)	1,102	(26)	1,091	(51)	2,193
Total available-for-sale debt securities	$(1,117)	57,395	(76)	5,446	(1,193)	62,841
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Non-U.S. government securities	(3)	16,812	—	—	(3)	16,812
Securities of U.S. states and political subdivisions	(51)	3,681	(30)	1,101	(81)	4,782
Federal agency mortgage-backed securities	(27)	11,310	(1)	316	(28)	11,626
Non-agency mortgage-backed securities	(28)	1,366	(18)	534	(46)	1,900
Collateralized loan obligations	(27)	5,082	(17)	1,798	(44)	6,880
Other debt securities	(16)	647	(45)	1,604	(61)	2,251
Total available-for-sale debt securities	$(152)	38,898	(111)	5,353	(263)	44,251
We have assessed each debt security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the debt securities, and that it is more likely than not that we will not be required to sell, prior to recovery of the amortized cost basis. We evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the debt securities’ amortized cost basis. Credit impairment is recorded as an ACL for debt securities.
For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.

70	Wells Fargo & Company

Contractual Maturities
Table 3.6 and Table 3.7 show the remaining contractual maturities, amortized cost, net of the ACL, fair value and weighted average effective yields of AFS and HTM debt securities, respectively. The remaining contractual principal maturities for mortgage-backed securities (MBS) do not consider prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2021
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$25,144	296	15,550	7,460	1,838
Fair value	25,217	296	15,573	7,402	1,946
Weighted average yield	0.59%	0.15	0.33	0.95	1.44
Non-U.S. government securities
Amortized cost, net	$14,458	14,433	25	—	—
Fair value	14,458	14,433	25	—	—
Weighted average yield	(0.11%)	(0.12)	0.42	—	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$19,288	2,024	2,049	4,715	10,500
Fair value	19,657	2,028	2,094	4,712	10,823
Weighted average yield	2.02%	1.35	1.74	1.22	2.56
Federal agency mortgage-backed securities
Amortized cost, net	$115,503	8	292	3,037	112,166
Fair value	117,657	8	303	3,133	114,213
Weighted average yield	2.70%	2.37	2.34	2.08	2.72
Non-agency mortgage-backed securities
Amortized cost, net	$4,040	—	—	162	3,878
Fair value	4,058	—	—	162	3,896
Weighted average yield	2.04%	—	—	1.94	2.05
Collateralized loan obligations
Amortized cost, net	$9,858	—	201	7,359	2,298
Fair value	9,850	—	201	7,353	2,296
Weighted average yield	1.60%	—	2.25	1.61	1.51
Other debt securities
Amortized cost, net	$9,514	362	2,595	3,136	3,421
Fair value	9,953	359	2,771	3,171	3,652
Weighted average yield	3.22%	3.04	4.47	3.23	2.29
Total available-for-sale debt securities
Amortized cost, net	$197,805	17,123	20,712	25,869	134,101
Fair value	$200,850	17,124	20,967	25,933	136,826
Weighted average yield	2.13%	0.23	1.03	1.60	2.64
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Wells Fargo & Company	71

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2021
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$40,251	24,063	12,406	—	3,782
Fair value	40,594	24,236	13,197	—	3,161
Weighted average yield	2.12%	2.09	2.37	—	1.57
Securities of U.S. states and political subdivisions
Amortized cost, net	$27,569	628	2,231	2,026	22,684
Fair value	28,060	633	2,305	2,109	23,013
Weighted average yield	2.18%	1.82	1.90	2.69	2.17
Federal agency mortgage-backed securities
Amortized cost, net	$144,484	—	—	—	144,484
Fair value	145,178	—	—	—	145,178
Weighted average yield	2.28%	—	—	—	2.28
Non-agency mortgage-backed securities
Amortized cost, net	$907	—	14	—	893
Fair value	928	—	14	—	914
Weighted average yield	3.12%	—	1.57	—	3.15
Collateralized loan obligations
Amortized cost, net	$18,981	—	32	8,652	10,297
Fair value	19,199	—	32	8,748	10,419
Weighted average yield	1.75%	—	2.32	1.77	1.73
Total held-to-maturity debt securities
Amortized cost, net	$232,192	24,691	14,683	10,678	182,140
Fair value	233,959	24,869	15,548	10,857	182,685
Weighted average yield	2.20%	2.08	2.29	1.94	2.23
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

72	Wells Fargo & Company

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at March 31, 2021, and December 31, 2020.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2021, we reversed accrued interest receivable of $16 million for our commercial portfolio segment and $51 million for our consumer portfolio segment, compared with $9 million and $63 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$319,055	318,805
Real estate mortgage	121,198	121,720
Real estate construction	21,533	21,805
Lease financing	15,734	16,087
Total commercial	477,520	478,417
Consumer:
Residential mortgage – first lien	254,363	276,674
Residential mortgage – junior lien	21,308	23,286
Credit card	34,246	36,664
Auto	49,210	48,187
Other consumer	24,925	24,409
Total consumer	384,052	409,220
Total loans	$861,572	887,637
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2021	Dec 31, 2020
Non-U.S. commercial loans:
Commercial and industrial	$69,493	63,128
Real estate mortgage	7,066	7,278
Real estate construction	1,665	1,603
Lease financing	636	629
Total non-U.S. commercial loans	$78,860	72,638

Wells Fargo & Company	73

Note 4: Loans and Related Allowance for Credit Losses (continued)
Loan Purchases, Sales, and Transfers
Table 4.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed residential mortgage – first lien loans because their loan activity normally does not impact the ACL.
Table 4.3: Loan Purchases, Sales, and Transfers

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$48	1	49	341	1	342
Sales	(273)	(188)	(461)	(813)	(26)	(839)
Transfers (to)/from LHFS	(435)	63	(372)	77	2	79

Commitments to Lend
A commitment to lend is a legally binding agreement to lend to a customer, usually at a stated interest rate, if funded, and for specific purposes and time periods. We generally require a fee to extend such commitments. Certain commitments are subject to loan agreements with covenants regarding the financial performance of the customer or borrowing base formulas on an ongoing basis that must be met before we are required to fund the commitment. We may reduce or cancel consumer commitments, including home equity lines and credit card lines, in accordance with the contracts and applicable law. For unconditionally cancelable commitments at our discretion, we do not recognize an ACL.
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $81.9 billion at March 31, 2021.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At both March 31, 2021, and December 31, 2020, we had $1.3 billion, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 11 (Guarantees and Other Commitments) for additional information on standby letters of credit.
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
The contractual amount of our unfunded credit commitments, including unissued standby and commercial letters of credit, is summarized by portfolio segment and class of financing receivable in Table 4.4. The table excludes the issued standby and commercial letters of credit and temporary advance arrangements described above.
Table 4.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$385,575	378,167
Real estate mortgage	8,584	7,993
Real estate construction	15,150	15,650
Total commercial	409,309	401,810
Consumer:
Residential mortgage – first lien	37,066	31,530
Residential mortgage – junior lien	31,573	32,820
Credit card	124,077	121,096
Other consumer	51,361	49,179
Total consumer	244,077	234,625
Total unfunded credit commitments	$653,386	636,435

74	Wells Fargo & Company

Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased
$1.7 billion from December 31, 2020, due to continued improvement in the economic environment.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2021	2020
Balance, beginning of period	$19,713	10,456
Cumulative effect from change in accounting policies (1)	—	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	8
Balance, beginning of period, adjusted	19,713	9,127
Provision for credit losses	(1,117)	3,833
Interest income on certain impaired loans (3)	(41)	(38)
Loan charge-offs:
Commercial:
Commercial and industrial	(159)	(377)
Real estate mortgage	(52)	(3)
Real estate construction	—	—
Lease financing	(21)	(13)
Total commercial	(232)	(393)
Consumer:
Residential mortgage – first lien	(17)	(23)
Residential mortgage – junior lien	(19)	(30)
Credit card	(335)	(471)
Auto	(129)	(156)
Other consumer	(147)	(165)
Total consumer	(647)	(845)
Total loan charge-offs	(879)	(1,238)
Loan recoveries:
Commercial:
Commercial and industrial	71	44
Real estate mortgage	6	5
Real estate construction	—	16
Lease financing	6	4
Total commercial	83	69
Consumer:
Residential mortgage – first lien	41	26
Residential mortgage – junior lien	38	35
Credit card	99	94
Auto	77	74
Other consumer	28	31
Total consumer	283	260
Total loan recoveries	366	329
Net loan charge-offs	(513)	(909)
Other	1	9
Balance, end of period	$18,043	12,022
Components:
Allowance for loan losses	$16,928	11,263
Allowance for unfunded credit commitments	1,115	759
Allowance for credit losses	$18,043	12,022
Net loan charge-offs (annualized) as a percentage of average total loans	0.24%	0.38
Allowance for loan losses as a percentage of total loans	1.96	1.12
Allowance for credit losses for loans as a percentage of total loans	2.09	1.19
(1)Represents the overall decrease in our ACL for loans as a result of our adoption of CECL on January 1, 2020.
(2)Represents the allowance estimated for purchased credit-impaired (PCI) loans that automatically became PCD loans with the adoption of CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.
(3)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Wells Fargo & Company	75

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$11,516	8,197	19,713	6,245	4,211	10,456
Cumulative effect from change in accounting policies (1)	—	—	—	(2,861)	1,524	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	—	—	8	8
Balance, beginning of period, adjusted	11,516	8,197	19,713	3,384	5,743	9,127
Provision for credit losses	(667)	(450)	(1,117)	2,240	1,593	3,833
Interest income on certain loans (3)	(19)	(22)	(41)	(14)	(24)	(38)
Loan charge-offs	(232)	(647)	(879)	(393)	(845)	(1,238)
Loan recoveries	83	283	366	69	260	329
Net loan charge-offs	(149)	(364)	(513)	(324)	(585)	(909)
Other	1	—	1	(7)	16	9
Balance, end of period	$10,682	7,361	18,043	5,279	6,743	12,022
(1)Represents the overall decrease in our ACL for loans as a result of our adoption of CECL on January 1, 2020.
(2)Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.
(3)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

76	Wells Fargo & Company

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2020.

COMMERCIAL CREDIT QUALITY INDICATORS We manage a consistent process for assessing commercial loan credit quality.
Generally, commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings, which is our primary credit quality indicator. Our ratings are aligned to regulatory definitions of pass and criticized categories with the criticized segmented among special mention, substandard, doubtful and loss categories.
Table 4.7 provides the outstanding balances of our commercial loan portfolio by risk category. Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a troubled debt restructuring (TDR). At March 31, 2021, we had $445.6 billion and $31.9 billion of pass and criticized commercial loans, respectively.
Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2021	2020	2019	2018	2017	Prior
March 31, 2021
Commercial and industrial
Pass	$23,964	34,788	32,106	13,882	6,094	9,951	181,444	250	302,479
Criticized	463	1,355	1,433	1,639	868	952	9,814	52	16,576
Total commercial and industrial	24,427	36,143	33,539	15,521	6,962	10,903	191,258	302	319,055
Real estate mortgage
Pass	6,354	21,274	24,414	17,998	10,279	24,109	4,748	1	109,177
Criticized	489	1,799	2,679	1,844	1,377	3,432	401	—	12,021
Total real estate mortgage	6,843	23,073	27,093	19,842	11,656	27,541	5,149	1	121,198
Real estate construction
Pass	1,126	4,904	6,465	4,403	1,196	416	1,165	2	19,677
Criticized	107	420	535	373	295	126	—	—	1,856
Total real estate construction	1,233	5,324	7,000	4,776	1,491	542	1,165	2	21,533
Lease financing
Pass	934	3,794	3,493	1,962	1,276	2,810	—	—	14,269
Criticized	62	319	429	312	167	176	—	—	1,465
Total lease financing	996	4,113	3,922	2,274	1,443	2,986	—	—	15,734
Total commercial loans	$33,499	68,653	71,554	42,413	21,552	41,972	197,572	305	477,520
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
December 31, 2020
Commercial and industrial
Pass	$56,915	34,040	15,936	7,274	4,048	4,738	177,107	997	301,055
Criticized	1,404	1,327	1,357	972	672	333	11,534	151	17,750
Total commercial and industrial	58,319	35,367	17,293	8,246	4,720	5,071	188,641	1,148	318,805
Real estate mortgage
Pass	22,444	26,114	18,679	11,113	11,582	14,663	5,152	6	109,753
Criticized	2,133	2,544	1,817	1,287	1,625	2,082	479	—	11,967
Total real estate mortgage	24,577	28,658	20,496	12,400	13,207	16,745	5,631	6	121,720
Real estate construction
Pass	5,242	6,574	4,771	1,736	477	235	1,212	3	20,250
Criticized	449	452	527	4	113	10	—	—	1,555
Total real estate construction	5,691	7,026	5,298	1,740	590	245	1,212	3	21,805
Lease financing
Pass	3,970	3,851	2,176	1,464	1,199	1,924	—	—	14,584
Criticized	308	433	372	197	108	85	—	—	1,503
Total lease financing	4,278	4,284	2,548	1,661	1,307	2,009	—	—	16,087
Total commercial loans	$92,865	75,335	45,635	24,047	19,824	24,070	195,484	1,157	478,417

Wells Fargo & Company	77

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.8 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans. Payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who otherwise would have moved into past due status.

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2021
By delinquency status:
Current-29 days past due (DPD) and still accruing	$316,407	118,987	21,293	15,120	471,807
30-89 DPD and still accruing	370	380	99	365	1,214
90+ DPD and still accruing	55	128	86	—	269
Nonaccrual loans	2,223	1,703	55	249	4,230
Total commercial loans	$319,055	121,198	21,533	15,734	477,520
December 31, 2020
By delinquency status:
Current-29 DPD and still accruing	$315,493	119,561	21,532	15,595	472,181
30-89 DPD and still accruing	575	347	224	233	1,379
90+ DPD and still accruing	39	38	1	—	78
Nonaccrual loans	2,698	1,774	48	259	4,779
Total commercial loans	$318,805	121,720	21,805	16,087	478,417

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, FICO credit scores and LTV for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment.
Many of our loss estimation techniques used for the ACL for loans rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our ACL for loans.

Table 4.9 provides the outstanding balances of our consumer loan portfolio by delinquency status. Payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who otherwise would have moved into past due status.
Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a TDR. The revolving loans converted to term loans in the credit card loan category represent credit card loans with modified terms that require payment over a specific term.

78	Wells Fargo & Company

Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
March 31, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$12,509	49,978	36,683	12,122	20,679	86,286	6,352	1,654	226,263
30-59 DPD	12	28	59	25	37	675	19	35	890
60-89 DPD	—	16	3	3	10	220	13	22	287
90-119 DPD	—	31	2	2	7	85	9	21	157
120-179 DPD	—	129	13	7	5	148	68	87	457
180+ DPD	—	151	8	8	14	775	53	178	1,187
Government insured/guaranteed loans (1)	1	202	472	725	820	22,902	—	—	25,122
Total residential mortgage – first lien	12,522	50,535	37,240	12,892	21,572	111,091	6,514	1,997	254,363
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	9	22	38	38	33	1,028	13,980	5,036	20,184
30-59 DPD	—	—	—	—	—	16	35	55	106
60-89 DPD	—	—	—	1	—	8	32	41	82
90-119 DPD	—	—	—	—	—	5	25	42	72
120-179 DPD	—	—	—	—	—	9	180	316	505
180+ DPD	—	—	—	—	—	29	78	252	359
Total residential mortgage – junior lien	9	22	38	39	33	1,095	14,330	5,742	21,308
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	33,315	243	33,558
30-59 DPD	—	—	—	—	—	—	157	9	166
60-89 DPD	—	—	—	—	—	—	121	8	129
90-119 DPD	—	—	—	—	—	—	121	8	129
120-179 DPD	—	—	—	—	—	—	262	2	264
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	33,976	270	34,246
Auto
By delinquency status:
Current-29 DPD	6,871	17,864	13,015	5,497	2,880	2,421	—	—	48,548
30-59 DPD	5	112	129	73	49	93	—	—	461
60-89 DPD	—	32	42	23	15	28	—	—	140
90-119 DPD	—	16	18	10	6	10	—	—	60
120-179 DPD	—	—	1	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	6,876	18,024	13,205	5,603	2,950	2,552	—	—	49,210
Other consumer
By delinquency status:
Current-29 DPD	412	1,204	1,175	472	196	208	21,018	144	24,829
30-59 DPD	—	3	5	2	1	3	9	6	29
60-89 DPD	—	1	3	1	1	1	7	1	15
90-119 DPD	—	1	3	2	1	1	6	3	17
120-179 DPD	—	—	—	—	—	—	14	7	21
180+ DPD	—	—	—	—	—	2	3	9	14
Total other consumer	412	1,209	1,186	477	199	215	21,057	170	24,925
Total consumer loans	$19,819	69,790	51,669	19,011	24,754	114,953	75,877	8,179	384,052

(continued on following page)

Wells Fargo & Company	79

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$53,298	43,297	14,761	24,619	30,533	67,960	6,762	1,719	242,949
30-59 DPD	111	76	36	67	79	750	52	66	1,237
60-89 DPD	88	10	6	12	13	305	56	68	558
90-119 DPD	232	11	5	8	7	197	26	33	519
120-179 DPD	3	4	1	3	5	151	17	29	213
180+ DPD	3	1	4	11	15	758	21	145	958
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	22	39	39	37	31	1,115	15,366	5,434	22,083
30-59 DPD	—	—	1	1	—	22	113	160	297
60-89 DPD	—	—	1	—	—	11	154	271	437
90-119 DPD	—	—	—	1	—	7	45	84	137
120-179 DPD	—	—	—	—	—	9	36	77	122
180+ DPD	—	—	—	—	1	25	29	155	210
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,612	255	35,867
30-59 DPD	—	—	—	—	—	—	243	12	255
60-89 DPD	—	—	—	—	—	—	167	10	177
90-119 DPD	—	—	—	—	—	—	144	10	154
120-179 DPD	—	—	—	—	—	—	208	3	211
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	36,374	290	36,664
Auto
By delinquency status:
Current-29 DPD	19,625	14,561	6,307	3,459	2,603	697	—	—	47,252
30-59 DPD	120	183	114	80	107	46	—	—	650
60-89 DPD	32	60	36	25	35	16	—	—	204
90-119 DPD	13	26	14	9	12	6	—	—	80
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
By delinquency status:
Current-29 DPD	1,406	1,383	577	261	59	193	20,246	162	24,287
30-59 DPD	2	7	5	2	1	3	19	10	49
60-89 DPD	1	5	3	1	1	1	10	6	28
90-119 DPD	1	4	2	1	—	1	8	3	20
120-179 DPD	—	—	—	—	—	—	10	4	14
180+ DPD	—	—	—	—	—	2	3	6	11
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $8.1 billion and $11.1 billion at March 31, 2021, and December 31, 2020, respectively.
Of the $3.2 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2021, $598 million was accruing, compared with
$2.7 billion past due and $612 million accruing atDecember 31, 2020.

80	Wells Fargo & Company

Table 4.10 provides the outstanding balances of our consumer loan portfolio by FICO score. Substantially all of the scored consumer portfolio has an updated FICO score of 680 and above, reflecting a strong current borrower credit profile. FICO scores are not available for certain loan types or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $14.7 billion and $13.2 billion at March 31, 2021, and December 31, 2020, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
March 31, 2021
By FICO:
Residential mortgage – first lien
800+	$5,312	31,048	24,815	8,195	14,736	54,856	3,216	475	142,653
760-799	5,485	13,403	7,869	2,299	3,532	13,522	1,247	260	47,617
720-759	1,343	4,165	2,711	951	1,500	7,969	793	255	19,687
680-719	291	1,206	923	376	609	4,653	505	216	8,779
640-679	64	313	243	152	175	2,396	231	153	3,727
600-639	5	46	55	55	45	1,330	119	99	1,754
< 600	—	8	28	47	39	1,576	155	155	2,008
No FICO available	21	144	124	92	116	1,887	248	384	3,016
Government insured/guaranteed loans (1)	1	202	472	725	820	22,902	—	—	25,122
Total residential mortgage – first lien	12,522	50,535	37,240	12,892	21,572	111,091	6,514	1,997	254,363
Residential mortgage – junior lien
800+	—	—	—	—	—	263	7,329	1,724	9,316
760-799	—	—	—	—	—	159	2,675	967	3,801
720-759	—	—	—	—	—	186	1,869	949	3,004
680-719	—	—	—	—	—	164	1,129	782	2,075
640-679	—	—	—	—	—	92	461	445	998
600-639	—	—	—	—	—	62	213	267	542
< 600	—	—	—	—	—	63	232	318	613
No FICO available	9	22	38	39	33	106	422	290	959
Total residential mortgage – junior lien	9	22	38	39	33	1,095	14,330	5,742	21,308
Credit card
800+	—	—	—	—	—	—	3,818	1	3,819
760-799	—	—	—	—	—	—	5,202	8	5,210
720-759	—	—	—	—	—	—	7,473	30	7,503
680-719	—	—	—	—	—	—	8,307	59	8,366
640-679	—	—	—	—	—	—	5,102	60	5,162
600-639	—	—	—	—	—	—	1,955	42	1,997
< 600	—	—	—	—	—	—	2,115	69	2,184
No FICO available	—	—	—	—	—	—	4	1	5
Total credit card	—	—	—	—	—	—	33,976	270	34,246
Auto
800+	1,488	2,488	2,392	1,074	614	393	—	—	8,449
760-799	1,162	2,850	2,365	965	472	304	—	—	8,118
720-759	1,093	2,890	2,223	948	473	353	—	—	7,980
680-719	1,150	3,251	2,261	919	449	371	—	—	8,401
640-679	1,084	2,997	1,694	653	328	314	—	—	7,070
600-639	646	1,907	1,007	408	225	266	—	—	4,459
< 600	253	1,620	1,219	627	377	522	—	—	4,618
No FICO available	—	21	44	9	12	29	—	—	115
Total auto	6,876	18,024	13,205	5,603	2,950	2,552	—	—	49,210
Other consumer
800+	126	304	247	76	24	72	2,072	21	2,942
760-799	121	285	228	74	22	36	1,029	14	1,809
720-759	85	207	210	83	26	32	812	24	1,479
680-719	45	135	177	80	27	24	702	24	1,214
640-679	13	58	90	43	15	15	359	24	617
600-639	2	17	30	16	7	8	133	12	225
< 600	2	14	35	23	9	10	150	17	260
No FICO available	18	189	169	82	69	18	1,146	34	1,725
FICO not required	—	—	—	—	—	—	14,654	—	14,654
Total other consumer	412	1,209	1,186	477	199	215	21,057	170	24,925
Total consumer loans	$19,819	69,790	51,669	19,011	24,754	114,953	75,877	8,179	384,052

(continued on following page)

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
By FICO:
Residential mortgage – first lien
800+	$29,365	28,652	9,911	17,416	22,215	40,440	3,391	493	151,883
760-799	17,154	9,866	2,908	4,380	4,955	10,843	1,361	274	51,741
720-759	5,274	3,290	1,189	1,829	2,106	7,001	879	265	21,833
680-719	1,361	1,084	490	678	831	4,403	520	221	9,588
640-679	376	287	148	192	226	2,385	241	154	4,009
600-639	55	56	44	56	92	1,429	127	106	1,965
< 600	14	29	36	44	66	1,789	162	175	2,315
No FICO available	136	135	87	125	161	1,831	253	372	3,100
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
800+	—	—	—	—	—	293	7,973	1,819	10,085
760-799	—	—	—	—	—	177	3,005	1,032	4,214
720-759	—	—	—	—	—	207	2,093	1,034	3,334
680-719	—	—	—	—	—	183	1,233	854	2,270
640-679	—	—	—	—	—	103	503	493	1,099
600-639	—	—	—	—	—	67	241	299	607
< 600	—	—	—	—	—	76	254	374	704
No FICO available	22	39	41	39	32	83	441	276	973
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit card
800+	—	—	—	—	—	—	3,860	1	3,861
760-799	—	—	—	—	—	—	5,438	7	5,445
720-759	—	—	—	—	—	—	7,897	29	7,926
680-719	—	—	—	—	—	—	8,854	60	8,914
640-679	—	—	—	—	—	—	5,657	64	5,721
600-639	—	—	—	—	—	—	2,242	46	2,288
< 600	—	—	—	—	—	—	2,416	82	2,498
No FICO available	—	—	—	—	—	—	10	1	11
Total credit card	—	—	—	—	—	—	36,374	290	36,664
Auto
800+	2,875	2,606	1,211	731	452	104	—	—	7,979
760-799	3,036	2,662	1,122	579	349	81	—	—	7,829
720-759	3,162	2,514	1,095	576	395	98	—	—	7,840
680-719	3,534	2,542	1,066	545	400	105	—	—	8,192
640-679	3,381	1,948	763	395	334	94	—	—	6,915
600-639	2,208	1,165	479	274	276	87	—	—	4,489
< 600	1,581	1,357	730	463	533	186	—	—	4,850
No FICO available	13	37	5	10	18	10	—	—	93
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
800+	353	287	94	35	10	71	2,249	21	3,120
760-799	342	279	93	29	10	34	1,110	16	1,913
720-759	262	258	107	35	11	30	915	26	1,644
680-719	156	213	99	36	11	24	798	31	1,368
640-679	71	112	59	21	7	10	415	23	718
600-639	18	36	22	9	4	8	151	13	261
< 600	13	41	30	12	5	7	161	18	287
No FICO available	195	173	83	88	3	16	1,248	43	1,849
FICO not required	—	—	—	—	—	—	13,249	—	13,249
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first lien mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties.

82	Wells Fargo & Company

Table 4.11 shows the most updated LTV and CLTV distribution of the residential mortgage – first lien and residential mortgage – junior lien loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our ACL. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV due to industry data availability and portfolios acquired from or serviced by other institutions.
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
March 31, 2021
Residential mortgage – first lien
By LTV:
0-60%	$4,267	16,832	14,542	5,555	12,104	72,786	4,755	1,574	132,415
60.01-80%	8,209	31,194	19,934	5,894	8,045	13,757	1,206	292	88,531
80.01-100%	23	2,139	2,092	625	501	1,115	365	91	6,951
100.01-120% (1)	—	40	81	26	24	153	97	21	442
> 120% (1)	—	24	35	8	15	75	38	7	202
No LTV available	22	104	84	59	63	303	53	12	700
Government insured/guaranteed loans (2)	1	202	472	725	820	22,902	—	—	25,122
Total residential mortgage – first lien	12,522	50,535	37,240	12,892	21,572	111,091	6,514	1,997	254,363
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	520	8,203	3,646	12,369
60.01-80%	—	—	—	—	—	294	4,423	1,371	6,088
80.01-100%	—	—	—	—	—	155	1,273	527	1,955
100.01-120% (2)	—	—	—	—	—	44	302	122	468
> 120% (2)	—	—	—	—	—	12	105	41	158
No CLTV available	9	22	38	39	33	70	24	35	270
Total residential mortgage – junior lien	9	22	38	39	33	1,095	14,330	5,742	21,308
Total	$12,531	50,557	37,278	12,931	21,605	112,186	20,844	7,739	275,671
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By LTV:
0-60%	$16,582	15,449	6,065	13,190	21,097	59,291	4,971	1,587	138,232
60.01-80%	34,639	24,736	7,724	10,745	8,970	9,333	1,323	326	97,796
80.01-100%	2,332	2,975	900	654	441	1,003	425	100	8,830
100.01-120% (1)	41	106	45	40	41	168	117	26	584
> 120% (1)	31	41	16	19	16	78	44	8	253
No LTV available	110	92	63	72	87	248	54	13	739
Government insured/guaranteed loans (2)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	548	8,626	3,742	12,916
60.01-80%	—	—	—	—	—	335	5,081	1,554	6,970
80.01-100%	—	—	—	—	—	187	1,507	641	2,335
100.01-120% (2)	—	—	—	—	—	59	376	156	591
> 120% (2)	—	—	—	—	—	15	128	50	193
No CLTV available	22	39	41	39	32	45	25	38	281
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Total	$53,972	44,077	15,758	25,835	33,051	96,349	22,677	8,241	299,960
(1)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Wells Fargo & Company	83

Note 4: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS Table 4.12 provides loans on nonaccrual status. In connection with our adoption of CECL, nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off. Payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who otherwise would have moved into nonaccrual status.
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	2021	2020
Commercial:
Commercial and industrial	$2,223	2,698	428	382	31	16
Real estate mortgage	1,703	1,774	78	93	11	8
Real estate construction	55	48	13	15	—	4
Lease financing	249	259	44	16	—	—
Total commercial	4,230	4,779	563	506	42	28
Consumer:
Residential mortgage- first lien	2,859	2,957	1,932	1,908	37	44
Residential mortgage- junior lien	747	754	453	461	12	16
Auto	181	202	—	—	9	3
Other consumer	38	36	—	—	1	1
Total consumer	3,825	3,949	2,385	2,369	59	64
Total nonaccrual loans	$8,055	8,728	2,948	2,875	101	92
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $1.3 billion and $2.1 billion at March 31, 2021, and December 31, 2020, respectively, which included $947 million and $1.7 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

84	Wells Fargo & Company

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2021	Dec 31, 2020
Total:	$6,273	7,041
Less: FHA insured/VA guaranteed (1)	5,406	6,351
Total, not government insured/guaranteed	$867	690
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$55	39
Real estate mortgage	128	38
Real estate construction	86	1
Total commercial	269	78
Consumer:
Residential mortgage – first lien	85	135
Residential mortgage – junior lien	15	19
Credit card	394	365
Auto	46	65
Other consumer	58	28
Total consumer	598	612
Total, not government insured/guaranteed	$867	690
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $13.3 billion and $14.5 billion at March 31, 2021, and December 31, 2020, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $506 million and $489 million at March 31, 2021, and December 31, 2020, respectively.
Table 4.14 summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and are paid off or written-off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

Wells Fargo & Company	85

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended March 31, 2021
Commercial:
Commercial and industrial	$—	1	230	231	6	0.89%	$1
Real estate mortgage	—	4	100	104	—	0.93	4
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	3	3	—	—	—
Total commercial	—	5	334	339	6	0.92	5
Consumer:
Residential mortgage – first lien	—	7	532	539	—	1.87	7
Residential mortgage – junior lien	—	5	13	18	1	2.41	5
Credit card	—	32	—	32	—	18.87	32
Auto	—	1	14	15	7	3.87	1
Other consumer	—	7	1	8	—	12.20	7
Trial modifications (5)	—	—	—	—	—	—	—
Total consumer	—	52	560	612	8	14.01	52
Total	$—	57	894	951	14	12.82%	$57
Quarter ended March 31, 2020
Commercial:
Commercial and industrial	$18	15	314	347	44	0.65%	$15
Real estate mortgage	—	13	152	165	—	0.97	13
Real estate construction	—	—	6	6	—	2.49	—
Lease financing	—	—	—	—	—	—	—
Total commercial	18	28	472	518	44	0.82	28
Consumer:
Residential mortgage – first lien	21	3	166	190	—	1.63	17
Residential mortgage – junior lien	1	6	14	21	—	2.38	6
Credit card	—	95	—	95	—	12.33	95
Auto	2	2	10	14	6	4.69	2
Other consumer	—	12	2	14	—	8.22	12
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	24	118	194	336	6	10.00	132
Total	$42	146	666	854	50	8.38%	$160
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $256 million and $263 million for first quarter 2021 and 2020, respectively.
(2)Other concessions include loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate.
(3)Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. No modifications resulted in deferring or legally forgiving principal in first quarter 2021, while $29 million modifications resulted in deferring or legally forgiving principal for the same period in 2020.
(4)Recorded investment related to interest rate reduction reflects the effect of reduced interest rates on loans with an interest rate concession as one of their concession types, which includes loans reported as a principal primary modification type that also have an interest rate concession.
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

86	Wells Fargo & Company

Table 4.15 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted
TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2021	2020
Commercial:
Commercial and industrial	$41	185
Real estate mortgage	16	21
Real estate construction	—	—
Lease financing	—	—
Total commercial	57	206
Consumer:
Residential mortgage – first lien	3	10
Residential mortgage – junior lien	1	2
Credit card	10	26
Auto	11	2
Other consumer	1	1
Total consumer	26	41
Total	$83	247

Wells Fargo & Company	87

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5
(Leasing Activity) in our 2020 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, which is presented in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $226 million and $260 million in first quarter 2021 and 2020, respectively.

Table 5.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2021	2020
Interest income on lease financing	$171	211
Other lease revenues:
Variable revenues on lease financing	26	27
Fixed revenues on operating leases	260	314
Variable revenues on operating leases	18	14
Other lease-related revenues (1)	11	(2)
Noninterest income on leases	315	353
Total leasing revenue	$486	564
(1)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.

Table 5.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2021	Dec 31, 2020
ROU assets	$4,137	4,306
Lease liabilities	4,769	4,962
Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 5.3: Lease Costs

	Quarter ended March 31,
(in millions)	2021	2020
Fixed lease expense – operating leases	$265	291
Variable lease expense	78	66
Other (1)	(3)	(14)
Total lease costs	$340	343
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

88	Wells Fargo & Company

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method, including equity securities with readily determinable fair values (marketable) and those without readily determinable fair values (nonmarketable).
Table 6.1: Equity Securities

(in millions)	Mar 31, 2021	Dec 31, 2020
Held for trading at fair value:
Marketable equity securities	$20,254	23,032
Not held for trading:
Fair value:
Marketable equity securities	2,102	1,564
Nonmarketable equity securities	9,045	9,413
Total equity securities at fair value	11,147	10,977
Equity method:
Low-income housing tax credit investments	11,492	11,628
Private equity	2,893	2,960
Tax-advantaged renewable energy	5,562	5,458
New market tax credit and other	405	409
Total equity method	20,352	20,455
Other:
Federal Reserve Bank stock and other at cost (1)	3,585	3,588
Private equity (2)	4,643	4,208
Total equity securities not held for trading	39,727	39,228
Total equity securities	$59,981	62,260
(1)    Substantially alll relates to investments in Federal Reserve Bank stock at both March 31, 2021, and December 31, 2020.
(2)    Represents nonmarketable equity securities accounted for under the measurement alternative.
Equity Securities Held for Trading
Equity securities held for trading purposes are marketable equity securities traded on organized exchanges. These securities are held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).

Equity Securities Not Held for Trading
We also hold equity securities unrelated to trading activities. These securities include private equity and tax credit investments, securities held as economic hedges or to meet regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock).

FAIR VALUE Marketable equity securities held for purposes other than trading consist of holdings of publicly traded equity securities held for investment purposes and, to a lesser extent, exchange-traded equity funds held to economically hedge obligations related to our deferred compensation plans. We account for certain nonmarketable equity securities under the fair value method, and substantially all of these securities are economically hedged with equity derivatives.

EQUITY METHOD Our equity method investments consist of tax credit and private equity investments, the majority of which are our low-income housing tax credit (LIHTC) investments.
We invest in affordable housing projects that qualify for the LIHTC, which are designed to promote private development of low-income housing. These investments typically generate a return through realization of federal tax credit and other tax benefits. In first quarter 2021, we recognized pre-tax losses of $326 million related to our LIHTC investments, compared with $339 million in first quarter 2020. These losses were recognized in other noninterest income. We also recognized total tax benefits of $435 million in first quarter 2021, which included tax credits recorded to income taxes of $354 million. In first quarter 2020, total tax benefits were $398 million, which included tax credits of $314 million. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.1 billion at March 31, 2021, and $4.2 billion at December 31, 2020. This liability for unfunded commitments is included in long-term debt.

OTHER The remaining portion of our nonmarketable equity securities portfolio consists of securities accounted for using the cost or measurement alternative.

Wells Fargo & Company	89

Note 6: Equity Securities (continued)

Realized Gains and Losses Not Held for Trading
Table 6.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains on trading and securities.
Table 6.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2021	2020
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$60	(803)
Nonmarketable equity securities	(358)	(1,104)
Total equity securities carried at fair value	(298)	(1,907)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(15)	(935)
Net unrealized gains related to measurement alternative observable transactions	225	222
Net realized gains on sale	55	—
Total nonmarketable equity securities not carried at fair value	265	(713)
Net losses from economic hedge derivatives (2)	425	1,219
Total net gains from equity securities not held for trading	$392	(1,401)
(1)Includes impairment write-downs and net realized gains on sale related to private equity and venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 6.3 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 6.2.
Table 6.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2021	2020
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$225	222
Impairment write-downs	(12)	(354)
Realized net gains from sale	—	2
Total net gains recognized during the period	$213	(130)
Table 6.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2020	Dec 31, 2020
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$2,581	2,356
Gross unrealized losses due to observable price changes	(25)	(25)
Impairment write-downs	(981)	(969)

90	Wells Fargo & Company

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Mar 31, 2021	Dec 31, 2020
Corporate/bank-owned life insurance	$20,446	20,380
Accounts receivable	28,065	38,116
Interest receivable:
AFS and HTM debt securities	1,371	1,368
Loans	2,472	2,838
Trading and other	470	415
Customer relationship and other amortized intangibles	308	328
Foreclosed assets:
Residential real estate	58	73
Other	82	86
Operating lease assets (lessor)	7,098	7,391
Operating lease ROU assets (lessee)	4,137	4,306
Due from customers on acceptances	227	268
Other	13,378	11,768
Total other assets	$78,112	87,337

Wells Fargo & Company	91

Note 8: Securitizations and Variable Interest Entities

Involvement with Variable Interest Entities (VIEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. SPEs are often formed in connection with securitization transactions whereby financial assets are transferred to an SPE. SPEs formed in connection with securitization transactions are generally considered variable interest entities (VIEs). The VIE may alter the risk profile of the asset by entering into derivative transactions or obtaining credit support, and issues various forms of interests in those assets to investors. When we transfer financial assets from our consolidated balance sheet to a VIE in connection with a securitization, we typically receive cash and sometimes other interests in the VIE as proceeds for the assets we transfer. In certain transactions with VIEs, we may retain the right to service the transferred assets and repurchase the transferred assets if the outstanding balance of the assets falls below the level at which the cost to service the assets exceed the benefits. In addition, we may purchase the right to service loans transferred to a VIE by a third party.
In connection with our securitization or other VIE activities, we have various forms of ongoing involvement with VIEs, which may include:
•underwriting securities issued by VIEs and subsequently making markets in those securities;
•providing credit enhancement on securities issued by VIEs through the use of letters of credit or financial guarantees;
•entering into other derivative contracts with VIEs;
•holding senior or subordinated interests in VIEs;
•acting as servicer or investment manager for VIEs;
•providing administrative or trustee services to VIEs; and
•providing seller financing to VIEs.

Loan Sales and Securitization Activity
We periodically transfer consumer and commercial loans and other types of financial assets in securitization and whole loan sale transactions.

MORTGAGE LOANS SOLD TO U.S. GOVERNMENT SPONSORED ENTITIES AND TRANSACTIONS WITH GINNIE MAE In the normal course of business we sell originated and purchased residential and commercial mortgage loans to government-sponsored entities (GSEs). These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also transfer mortgage loans into securitizations pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. During the quarters ended March 31, 2021 and 2020, we repurchased loans of $1.9 billion and $1.5 billion, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $133 million and $176 million at March 31, 2021, and December 31, 2020, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At March 31, 2021, and December 31, 2020, our liability associated with these provisions was $209 million and $221 million, respectively, and the maximum exposure to loss was $13.4 billion and $13.7 billion, respectively.
Off-balance sheet mortgage loans sold or securitized presented in Table 8.5 are predominantly loans securitized by the GSEs and GNMA. See Note 9 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees. Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS In the normal course of business, we sell nonconforming residential and commercial mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans , account for the transfers as sales and do not consolidate the VIE. We also typically retain the right to service the loans and may hold other beneficial interests issued by the VIEs, such as debt securities held for investment purposes. Our servicing role related to nonconforming commercial mortgage loan securitizations is limited to primary or master servicer and the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

WHOLE LOAN SALE TRANSACTIONS We also sell whole loans to VIEs where we have continuing involvement in the form of financing. We account for these transfers as sales, and do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

Table 8.1 presents information about transfers of assets during the period for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets, securities, and loans. Substantially all transfers were related to residential mortgage securitizations with the GSEs or GNMA and resulted in no gain or loss because the loans were already measured at fair value on a recurring basis. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2.

92	Wells Fargo & Company

Table 8.1: Transfers with Continuing Involvement

	2021		2020
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended March 31,
Asset balances sold	$40,586	3,191	38,385	2,728
Proceeds from transfer (1)	40,691	3,282	38,420	2,797
Net gains (losses) on sale	105	91	35	69

Continuing involvement (2):
Servicing rights recognized	$407	47	446	34
Securities recognized (3)	10,223	29	—	62
Loans recognized	926	—	—	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement. Prior periods have been revised to conform with the current period presentation.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $6.8 billion and $7.7 billion, during the quarters ended March 31, 2021 and 2020, respectively.
In the normal course of business we purchase certain non-agency securities at initial securitization or subsequently in the secondary market. We also provide seller financing in the form of loans. During the quarters ended March 31, 2021 and 2020, we received cash flows of $75 million and $73 million, respectively, predominantly related to principal and interest payments on these securities and loans.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential Mortgage Servicing Rights

	2021	2020
Quarter ended March 31,
Prepayment speed (1)	14.4%	12.7
Discount rate	6.0	6.5
Cost to service ($ per loan) (2)	$82	91
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
See Note 15 (Fair Values of Assets and Liabilities) and Note 9 (Mortgage Banking Activities) for additional information on key economic assumptions for residential MSRs.

SALE OF STUDENT LOAN PORTFOLIO In first quarter 2021, we sold $5.6 billion of student loans, servicing-released. We received $5.8 billion in proceeds from the sale and recognized a $208 million gain which is included in other noninterest income on our consolidated statement of income. In connection with the sale, we provided $2.2 billion of collateralized loan financing to a third-party sponsored VIE. The loan is measured at amortized cost and is classified in loans on the consolidated balance sheet. The collateral supporting our loan includes the student loans we sold. We do not consolidate the VIE as we do not have power over the significant activities of the entity. Substantially all of the remaining portfolio was sold in second quarter 2021.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In our resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. Table 8.3 presents information about assets transferred to re-securitization VIEs and Table 8.4 presents information about our resecuritization VIEs.

Table 8.3: Transfers to Resecuritization VIEs

(in millions)	2021	2020
Quarter ended March 31,
Assets transferred	$17,429	9,472
Securities recognized	1,014	662

Table 8.4: Resecuritization VIEs

(in millions)	Mar 31, 2021	Dec 31, 2020
Total VIE assets	$131,892	130,446
Carrying value of securities	1,343	1,461

Wells Fargo & Company	93

Note 8: Securitizations and Variable Interest Entities  (continued)
Off-Balance Sheet Loans
Table 8.5 presents information about the principal balances of off-balance sheet loans that were sold or securitized, including residential mortgage loans sold to the GSEs, GNMA and other investors, for which we have some form of continuing involvement (including servicer). Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 8.5: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	2021	2020
Commercial	$114,247	114,134	1,712	2,217	115	71
Residential	767,216	818,886	25,146	29,962	6	31
Total off-balance sheet sold or securitized loans (3)	$881,463	933,020	26,858	32,179	121	102
(1)Includes $242 million and $394 million of commercial foreclosed assets and $166 million and $204 million of residential foreclosed assets at March 31, 2021, and December 31, 2020, respectively.
(2)Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information
(3) At March 31, 2021, and December 31, 2020, the table includes total loans of $813.1 billion and $864.8 billion, delinquent loans of $23.9 billion and $28.5 billion, and foreclosed assets of $121 million and $152 million, respectively, for FNMA, FHLMC and GNMA.
Transactions with Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS Table 8.6 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note. Nonconforming mortgage loan securitizations also include commercial mortgage loan securitizations sponsored by third parties where we did not originate or transfer the loans but serve as master servicer and invest in securities that could be potentially significant to the VIE.
Conforming loan securitization and resecuritization transactions involving the GSEs and GNMA are excluded from Table 8.6 because we are not the sponsor or we do not have power over the activities most significant to the VIEs. Additionally, due to the nature of the guarantees provided by the GSEs and the FHA and VA, our credit risk associated with these VIEs is limited. For additional information about conforming mortgage loan securitizations and resecuritizations, see the “Loan Sales and Securitization Activity” and "Resecuritization Activities" sections within this Note.

TAX CREDIT STRUCTURES  We co-sponsor and make investments in affordable housing and sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. The projects are typically managed by project sponsors who have the power over the VIE’s assets. In some instances, our investments in these structures may require that we fund future capital commitments at the discretion of the project sponsors.

COMMERCIAL REAL ESTATE LOANS We transfer purchased industrial development bonds and GSE credit enhancements to VIEs in exchange for beneficial interests. We own all of the beneficial interests and may also service the underlying mortgages that serve as collateral to the bonds. Prior to first quarter 2021, we consolidated these VIEs as we controlled the key decisions. During first quarter 2021, we amended the structures such that we no longer control the key decisions of the VIEs. The GSEs have the power to direct the servicing and workout activities of the VIE in the event of a default. As a result, we deconsolidated the VIEs during first quarter 2021, and recognized the beneficial interests at fair value on our consolidated balance sheet.

OTHER VIE STRUCTURES  We engage in various forms of structured finance arrangements with other VIEs, including collateralized debt obligations, asset-backed finance structures and other securitizations collateralized by asset classes other than mortgages. Collateral may include rental properties, asset-backed securities, student loans, mortgage loans and auto loans. We may participate in structuring or marketing the arrangements, as well as provide financing, service one or more of the underlying assets, or enter into derivatives with the VIEs. We may also receive fees for those services. We are not the primary beneficiary of these structures because we do not have power to direct the most significant activities of the VIEs.

Table 8.6 provides a summary of our exposure to the unconsolidated VIEs described above, which includes investments in securities, loans, guarantees, liquidity agreements, commitments and certain derivatives. We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary or administrative in nature or insignificant in size.
In Table 8.6, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the notional amount of the derivative is included in the asset balance. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees.
Debt, guarantees and other commitments include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual

94	Wells Fargo & Company

representations and warranties as well as other retained recourse arrangements. The maximum exposure to loss for material breach of contractual representations and warranties represents a stressed case estimate we utilize for determining stressed case regulatory capital needs and is considered to be a remote scenario.
“Maximum exposure to loss” represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this disclosure is not an indication of expected loss.
Table 8.6: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
March 31, 2021
Nonconforming mortgage loan securitizations	$128,438	—	2,318	—	626	—	2,944
Tax credit structures	41,258	1,800	—	11,501	—	(4,109)	9,192
Commercial real estate loans	5,375	5,366	—	—	9	—	5,375
Other	9,619	3,201	—	56	49	(1)	3,305
Total	$184,690	10,367	2,318	11,557	684	(4,110)	20,816
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,318	—	626	33	2,977
Tax credit structures		1,800	—	11,501	—	2,894	16,195
Commercial real estate loans		5,366	—	—	9	—	5,375
Other		4,974	—	56	49	229	5,308
Total		$12,140	2,318	11,557	684	3,156	29,855
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans (3)	Debt securities (1)	Equity securities	All other assets (2)(3)	Debt and other liabilities	Net assets
December 31, 2020
Nonconforming mortgage loan securitizations	$127,717	—	2,303	—	606	—	2,909
Tax credit structures	41,125	1,760	—	11,637	—	(4,202)	9,195
Commercial real estate loans	—	—	—	—	—	—	—
Other	1,991	89	—	51	62	(1)	201
Total	$170,833	1,849	2,303	11,688	668	(4,203)	12,305
		Maximum exposure to loss
		Loans (3)	Debt securities (1)	Equity securities	All other assets (2)(3)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,303	—	607	34	2,944
Tax credit structures		1,760	—	11,637	—	3,108	16,505
Commercial real estate loans		—	—	—	—	—	—
Other		89	—	51	62	230	432
Total		$1,849	2,303	11,688	669	3,372	19,881
(1)Includes $267 million and $310 million of securities classified as trading at March 31, 2021, and December 31, 2020, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
(3)Prior period has been revised to conform with the current period presentation to reflect the carrying value of loans separately from all other assets.

Wells Fargo & Company	95

Note 8: Securitizations and Variable Interest Entities  (continued)
Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES We securitize dealer floor plan loans and leases in a revolving master trust entity and hold the subordinated notes and residual equity interests. As servicer and residual interest holder, we control the key decisions of the trust and consolidate the entity. The total VIE assets held by the master trust represent a majority of the total VIE assets presented for this category in Table 8.7. In a separate transaction structure, we also provide the majority of debt and equity financing to an SPE that engages in lending and leasing to specific vendors and service the underlying collateral.

OTHER VIE STRUCTURES Other VIEs are primarily related to municipal tender option bond (MTOB) transactions and nonconforming mortgage loan securitizations that we sponsor. MTOBs are vehicles to finance the purchase of municipal bonds through the issuance of short-term debt to investors. Our involvement with MTOBs includes serving as the residual interest holder, which provides control over the key decisions of the VIE, as well as the remarketing agent or liquidity provider related to the debt issued to investors. We also securitize nonconforming mortgage loans, in which our involvement includes servicer of the underlying assets and holder of subordinate or senior securities issued by the VIE.

Table 8.7 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recorded on our consolidated balance sheet. Carrying values of assets are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.” For VIEs that obtain exposure synthetically through derivative instruments, the notional amount of the derivative is included in “Total VIE assets.”
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 8.7: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Long-term debt	All other liabilities (3)
March 31, 2021
Commercial and industrial loans and leases	$6,907	5,002	—	188	—	(192)
Commercial real estate loans (4)	—	—	—	—	—	—
Other	1,597	480	965	79	(192)	(899)
Total consolidated VIEs	$8,504	5,482	965	267	(192)	(1,091)
December 31, 2020
Commercial and industrial loans and leases	$6,987	5,005	—	223	—	(200)
Commercial real estate loans (4)	5,369	5,357	—	12	—	—
Other	1,627	507	967	75	(203)	(900)
Total consolidated VIEs	$13,983	10,869	967	310	(203)	(1,100)
(1)Includes $269 million and $269 million of securities classified as trading at March 31, 2021, and December 31, 2020, respectively.
(2)All other assets includes cash and due from banks, Interest-earning deposits with banks, derivative assets, equity securities, and other assets.
(3)All other liabilities includes short-term borrowings, derivative liabilities, and accrued expenses and other liabilities.
(4)For structure description, see the "Transactions with Unconsolidated VIEs" section within this Note. These consolidated VIEs were deconsolidated in first quarter 2021.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $710 million and $704 million at March 31, 2021, and December 31, 2020, respectively. See Note 16 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was not significant for first quarter 2021 or 2020.

96	Wells Fargo & Company

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.3 billion and $1.4 billion with an estimated fair value of $1.7 billion and $1.5 billion at March 31, 2021, and March 31, 2020, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2021	2020
Fair value, beginning of year	$6,125	11,517
Servicing from securitizations or asset transfers (1)	406	461
Sales and other (2)	(1)	(31)
Net additions	405	430
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	1,630	(3,022)
Servicing and foreclosure costs (4)	9	(73)
Discount rates	47	27
Prepayment estimates and other (5)	(95)	(189)
Net changes in valuation inputs or assumptions	1,591	(3,257)
Changes due to collection/realization of expected cash flows (6)	(585)	(564)
Total changes in fair value	1,006	(3,821)
Fair value, end of period	$7,536	8,126
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
Table 9.2 provides key economic assumptions and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. Amounts for residential MSRs include purchased servicing rights as well as servicing rights resulting from the transfer of loans. See Note 15 (Fair Values of Assets and Liabilities) for additional information on key economic assumptions for residential MSRs.

Table 9.2: Economic Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2021	Dec 31, 2020
Fair value of interests held	$7,536	6,125
Expected weighted-average life (in years)	4.5	3.7

Key economic assumptions:
Prepayment speed assumption	15.6%	19.9
Impact on fair value from 10% adverse change	$447	434
Impact on fair value from 25% adverse change	1,041	1,002

Discount rate assumption	6.1%	5.8
Impact on fair value from 100 basis point increase	$317	229
Impact on fair value from 200 basis point increase	608	440

Cost to service assumption ($ per loan)	115	130
Impact on fair value from 10% adverse change	181	181
Impact on fair value from 25% adverse change	452	454
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
result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	97

Note 9:  Mortgage Banking Activities  (continued)
We present the components of our managed servicing portfolio in Table 9.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.
Table 9.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2021	Dec 31, 2020
Residential mortgage servicing:
Serviced and subserviced for others	$804	859
Owned loans serviced	302	323
Total residential servicing	1,106	1,182
Commercial mortgage servicing:
Serviced and subserviced for others	581	583
Owned loans serviced	122	123
Total commercial servicing	703	706
Total managed servicing portfolio	$1,809	1,888
Total serviced for others, excluding subserviced for others	$1,373	1,431
MSRs as a percentage of loans serviced for others	0.64%	0.52
Weighted average note rate (mortgage loans serviced for others)	3.99	4.03

At March 31, 2021, and December 31, 2020, we had servicer advances, net of an allowance for uncollectible amounts, of $3.3 billion and $3.4 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2021	2020
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$724	865
Unreimbursed direct servicing costs (1)		(124)	(107)
Servicing fees		600	758
Amortization		(65)	(66)
Changes due to collection/realization of expected cash flows (2)	(A)	(585)	(564)
Net servicing fees		(50)	128
Changes in fair value of MSRs due to valuation inputs or assumptions (3)	(B)	1,591	(3,257)
Net derivative gains (losses) from economic hedges (4)		(1,640)	3,400
Market-related valuation changes to MSRs, net of hedge results		(49)	143
Total servicing income (loss), net		(99)	271
Net gains on mortgage loan originations/sales (5)		1,425	108
Total mortgage banking noninterest income		$1,326	379
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$1,006	(3,821)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(3)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(4)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(5)Includes net gains (losses) of $1.3 billion and $(929) million in first quarter 2021 and 2020, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

98	Wells Fargo & Company

Note 10: Intangible Assets

Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	March 31, 2021			December 31, 2020
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,661	(3,365)	1,296	4,612	(3,300)	1,312
Customer relationship and other intangibles	880	(572)	308	879	(551)	328
Total amortized intangible assets	$5,541	(3,937)	1,604	5,491	(3,851)	1,640
Unamortized intangible assets:
MSRs (carried at fair value) (2)	$7,536			6,125
Goodwill	26,290			26,392
Trademark	14			14
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $37 million valuation allowance recorded for amortized MSRs at both March 31, 2020, and December 31, 2020. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2021. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Three months ended March 31, 2021 (actual)	$65	21	86
Estimate for the remainder of 2021	$184	61	245
Estimate for year ended December 31,
2022	218	68	286
2023	191	59	250
2024	166	48	214
2025	143	39	182
2026	109	32	141
In February 2021, we announced an agreement to sell Wells Fargo Asset Management and transferred the associated goodwill from the Wealth and Investment Management operating segment to Corporate. Also in first quarter 2021, we recognized a goodwill write-down related to the sale of a portion of the student loan portfolio. Table 10.3 shows the allocation of goodwill to our reportable operating segments.

Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2020	$16,418	3,018	5,375	1,276	305	26,392
Divestitures	—	—	—	—	(104)	(104)
Foreign currency translation	—	2	—	—	—	2
Transfers of goodwill	—	—	—	(932)	932	—
March 31, 2021	$16,418	3,020	5,375	344	1,133	26,290

Wells Fargo & Company	99

Note 11: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, and other types of similar arrangements. Table 11.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2021
Standby letters of credit	$145	12,184	4,672	1,692	439	18,987	7,097
Direct pay letters of credit	14	2,394	2,565	524	54	5,537	1,093
Written options (1)	(554)	11,965	7,794	755	58	20,572	13,757
Loans and LHFS sold with recourse (2)	33	199	848	2,922	9,484	13,453	11,221
Exchange and clearing house guarantees	—	—	—	—	7,163	7,163	—
Other guarantees and indemnifications (3)	—	623	3	—	306	932	577
Total guarantees	$(362)	27,365	15,882	5,893	17,504	66,644	33,745
December 31, 2020
Standby letters of credit	$156	11,977	4,962	1,897	433	19,269	7,528
Direct pay letters of credit	18	2,256	2,746	531	39	5,572	1,102
Written options (1)	(538)	12,735	7,972	889	58	21,654	13,394
Loans and LHFS sold with recourse (2)	33	177	819	1,870	9,723	12,589	10,332
Exchange and clearing house guarantees	—	—	—	—	5,510	5,510	—
Other guarantees and indemnifications (3)	—	734	1	1	1,414	2,150	590
Total guarantees	$(331)	27,879	16,500	5,188	17,177	66,744	32,946
(1)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(2)Represent recourse provided, all to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $277 million and $1.4 billion with related collateral of $2.0 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively.
“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in Table 11.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value is more representative of our exposure to loss than maximum exposure to loss. The carrying value represents the fair value of the guarantee, if any, and also includes an ACL for guarantees, if applicable.
Non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee. If the underlying assets under the guarantee are non-investment grade (that is, an external rating that is below investment grade or an internal credit default grade that is equivalent to a below investment grade external rating), we consider the risk of performance to be high. Internal credit default grades are determined based upon the same credit policies that we use to evaluate the risk of payment or performance when making loans and other extensions of credit. Credit quality indicators we usually consider in evaluating risk of payments or performance are described in Note 4 (Loans and Related Allowance for Credit Losses).

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder. If we are unable to collect the amounts from the merchant, we incur a loss for the refund to the cardholder. We are secondarily obligated to make a refund for transactions involving sponsored merchant processing servicers. We generally have a low likelihood of loss in connection with our merchant processing services because most products and services are delivered when purchased and amounts are generally refunded when items are returned to the merchant. In addition, we may reduce our risk in connection with these transactions by withholding future payments and requiring cash or other collateral. For first quarter 2021, we processed card transaction volume of $372.5 billion as a merchant acquiring bank, and related losses, including those from our joint venture entity, were immaterial.

100	Wells Fargo & Company

GUARANTEES OF SUBSIDIARIES In the normal course of business, the Parent may provide counterparties with guarantees related to its subsidiaries’ obligations. These obligations are included in the Company’s consolidated balance sheet or are reflected as off-balance sheet commitments, and therefore, the Parent has not recognized a separate liability for these guarantees.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.8 billion and $2.3 billion at March 31, 2021, and December 31, 2020, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness. The assets of the Parent consist primarily of equity in its subsidiaries, and the Parent is a separate and distinct legal entity from its subsidiaries. As a result, the Parent’s ability to address claims of holders of these debt securities against the Parent under the guarantee depends on the Parent’s receipt of dividends, loan payments and other funds from its subsidiaries. If any of the Parent’s subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on that subsidiary’s assets. The rights of the Parent and the rights of the Parent’s creditors will be subject to that prior claim unless the Parent is also a direct creditor of that subsidiary. For additional information regarding other restrictions on the Parent’s ability to receive dividends, loan payments and other funds from its subsidiaries, see Note 23 (Regulatory Capital Requirements and Other Restrictions).

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both March 31, 2021, and December 31, 2020, we had commitments to purchase debt securities of $18 million and commitments to purchase equity securities of $3.1 billion and $3.2 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $8.7 billion and $12.0 billion as of March 31, 2021, and December 31, 2020, respectively.
Given the nature of these commitments, they are excluded from Table 4.4 (Unfunded Credit Commitments) in Note 4 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	101

Note 12: Pledged Assets and Collateral
Pledged Assets
Table 12.1 provides the carrying amount of on-balance sheet pledged assets and the fair value of other pledged collateral. Other pledged collateral is collateral we have received from third parties, have the right to repledge and is not recognized on our consolidated balance sheet.

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

NON-TRADING RELATED ACTIVITY As part of our liquidity management strategy, we may pledge loans, debt securities, and other financial assets to secure trust and public deposits, borrowings and letters of credit from the Federal Home Loan Bank (FHLB) and the Board of Governors of the Federal Reserve System (FRB) and for other purposes as required or permitted by law or insurance statutory requirements. Substantially all of the non-trading activity pledged collateral is not eligible to be repledged or sold by the secured party.

VIE RELATED We pledge assets in connection with various types of transactions entered into with VIEs. These pledged assets can only be used to settle the liabilities of those entities.
We also have loans recorded on our consolidated balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 8 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets.
Table 12.1: Pledged Assets

(in millions)	Mar 31, 2021	Dec 31, 2020
Related to trading activities:
Repledged third-party owned debt and equity securities	$51,214	44,765
Trading debt securities and other	20,805	19,572
Equity securities	716	470
Total pledged assets related to trading activities	72,735	64,807
Related to non-trading activities:
Loans	313,479	344,220
Debt securities:
Available-for-sale	52,487	57,289
Held-to-maturity	13,318	17,290
Other financial assets	727	230
Total pledged assets related to non-trading activities	380,011	419,029
Related to VIEs:
Consolidated VIE assets	6,714	12,146
Loans eligible for repurchase from GNMA securitizations	135	179
Total pledged assets related to VIEs	6,849	12,325
Total pledged assets	$459,595	496,161
Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and, to a lesser extent, through other bank entities. Our securities financing activities primarily involve high-quality, liquid securities such as U.S. Treasury securities and government agency securities and, to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

OFFSETTING OF SECURITIES FINANCING ACTIVITIES Table 12.2 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Collateralized financings, and those with a single counterparty, are presented net on our consolidated balance sheet, provided certain criteria are met that permit balance sheet netting. Substantially all transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on the consolidated balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our consolidated balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of

102	Wells Fargo & Company

collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 12.2, we also have balance sheet netting related to derivatives that is disclosed in Note 14 (Derivatives).
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Mar 31, 2021	Dec 31, 2020
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$113,611	92,446
Gross amounts offset in consolidated balance sheet (1)	(16,480)	(11,513)
Net amounts in consolidated balance sheet (2)	97,131	80,933
Collateral not recognized in consolidated balance sheet (3)	(96,386)	(80,158)
Net amount (4)	$745	775
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$63,062	57,622
Gross amounts offset in consolidated balance sheet (1)	(16,480)	(11,513)
Net amounts in consolidated balance sheet (5)	46,582	46,109
Collateral pledged but not netted in consolidated balance sheet (6)	(46,371)	(45,819)
Net amount (4)	$211	290
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $79.4 billion and $65.6 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at March 31, 2021, and December 31, 2020, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $17.7 billion and $15.3 billion, at March 31, 2021, and December 31, 2020, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At March 31, 2021, and December 31, 2020, we have received total collateral with a fair value of $131.2 billion and $108.5 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $47.2 billion and $36.1 billion at March 31, 2021, and December 31, 2020, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At March 31, 2021, and December 31, 2020, we have pledged total collateral with a fair value of $64.6 billion and $59.2 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral primarily consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 12.3 provides the gross amounts recognized on the consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.

Wells Fargo & Company	103

Note 12:  Pledged Assets and Collateral (continued)
Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2021	Dec 31, 2020
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$28,507	22,922
Securities of U.S. States and political subdivisions	9	4
Federal agency mortgage-backed securities	12,678	15,353
Non-agency mortgage-backed securities	1,007	1,069
Corporate debt securities	10,291	9,944
Asset-backed securities	1,072	1,054
Equity securities	1,211	1,500
Other	683	336
Total repurchases	55,458	52,182
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	19	64
Federal agency mortgage-backed securities	53	23
Corporate debt securities	38	79
Equity securities (1)	7,375	5,189
Other	119	85
Total securities lending	7,604	5,440
Total repurchases and securities lending	$63,062	57,622
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2021
Repurchase agreements	$41,585	3,483	5,025	5,365	55,458
Securities lending arrangements	6,804	200	600	—	7,604
Total repurchases and securities lending (1)	$48,389	3,683	5,625	5,365	63,062
December 31, 2020
Repurchase agreements	$36,946	5,251	5,100	4,885	52,182
Securities lending arrangements	4,690	400	350	—	5,440
Total repurchases and securities lending (1)	$41,636	5,651	5,450	4,885	57,622
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

104	Wells Fargo & Company

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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, have been filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. The Company has reached an agreement to resolve the multi-district litigation pursuant to which the Company has agreed to pay, consistent with its remediation obligations under the consent orders, approximately $693 million in remediation to customers with CPI policies placed between October 15, 2005, and September 30, 2016. The settlement amount is not incremental to the Company’s remediation obligations under the consent orders, but instead encompasses those obligations, including remediation payments to date. The settlement amount is subject to change as the Company finalizes its remediation activity under the consent orders. In addition, the Company has agreed to contribute $1 million to a common fund for the class. The district court granted final approval of the settlement on November 21, 2019. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. Allegations related to the CPI and GAP programs are among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California. These and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies, including the CFPB. In December 2018, the Company entered into an agreement with all 50 state Attorneys General and the District of Columbia to resolve an investigation into the Company’s retail sales practices, CPI and GAP, and mortgage interest rate lock matters, pursuant to which the Company paid $575 million.
COMMERCIAL LENDING SHAREHOLDER LITIGATION In October and November 2020, plaintiffs filed two putative securities fraud class actions in the United States District Court for the Northern District of California alleging that the Company and certain of its former executive officers made false and misleading statements or omissions regarding, among other things, the Company’s commercial lending underwriting practices, the credit quality of its commercial credit portfolios, and the value of its commercial loans, collateralized loan obligations and commercial mortgage-backed securities.

Wells Fargo & Company	105

Note 13:  Legal Actions (continued)
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a putative securities fraud class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. Allegations related to the Company’s efforts to comply with these three consent orders are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATIONS The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. The CFPB is also investigating certain of the Company's past disclosures to customers regarding the minimum qualifying debit card usage required for customers to receive a waiver of monthly service fees on certain consumer deposit accounts.
CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT/PAYCHECK PROTECTION PROGRAM Plaintiffs filed putative class actions in various federal courts against the Company. The actions sought damages and injunctive relief related to the Company’s offering of Paycheck Protection Program (PPP) loans under the Coronavirus Aid, Relief, and Economic Security Act, as well as claims for fees by purported agents who allegedly assisted customers with preparing PPP loan applications submitted to the Company. These actions have been dismissed or, in a limited number of cases, are proceeding on an individual basis. The Company has also received formal and informal inquiries from federal and state government agencies regarding its offering of PPP loans.
FOREIGN EXCHANGE BUSINESS The United States Department of Justice (Department of Justice) is investigating certain activities in the Company’s foreign exchange business, including whether customers may have received pricing inconsistent with commitments made to those customers. Previous investigations by other federal government agencies have been resolved.
INTERCHANGE LITIGATION Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A., and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment
Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the money damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Several of the opt-out and direct action litigations have been settled while others remain pending.
LOW INCOME HOUSING TAX CREDITS Federal government agencies have undertaken formal or informal inquiries or investigations regarding the manner in which the Company purchased, and negotiated the purchase of, certain federal low income housing tax credits in connection with the financing of low income housing developments.
MORTGAGE LOAN MODIFICATION MATTERS Plaintiffs representing a class of mortgage borrowers have filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., Ryder v. Wells Fargo, Liguori v. Wells Fargo, and Dore v. Wells Fargo, against Wells Fargo Bank, N.A., in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, the United States District Court for the Southern District of Ohio, the United States District Court for the Southern District of New York, and the United States District Court for the Western District of Pennsylvania, respectively. Plaintiffs allege that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. In March 2020, the Company entered into an agreement pursuant to which the Company paid $18.5 million to resolve the claims of the initial certified class in the Hernandez

106	Wells Fargo & Company

case, which was approved by the district court in October 2020. The Hernandez settlement has been reopened to include additional borrowers who the Company determined should have been included in the settlement class because the Company identified a population of additional borrowers during the relevant class period whose loans had not previously been reviewed for inclusion in the original population of impacted customers. The identification of these additional borrowers will increase the potential class of mortgage borrowers in the other pending matters. In addition, federal banking regulators and other government agencies have undertaken formal or informal inquiries or investigations regarding these and other mortgage servicing matters.
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
ORDER OF POSTING LITIGATION Plaintiffs filed a series of putative class actions against Wachovia Bank, N.A., and Wells Fargo Bank, N.A., as well as many other banks, challenging the “high to low” order in which the banks post debit card transactions to consumer deposit accounts. Most of these actions were consolidated in multi-district litigation proceedings (MDL proceedings) in the United States District Court for the Southern District of Florida. The court in the MDL proceedings has certified a class of putative plaintiffs, and Wells Fargo moved to compel arbitration of the claims of unnamed class members. The court denied the motions to compel arbitration in October 2016, and Wells Fargo appealed this decision to the United States Court of Appeals for the Eleventh Circuit. In May 2018, the Eleventh Circuit ruled in Wells Fargo’s favor and found that Wells Fargo had not waived its arbitration rights and remanded the case to the district court for further proceedings. On September 26, 2019, the district court entered an order granting Wells Fargo’s motion and dismissed the claims of unnamed class members in favor of arbitration, which was appealed by plaintiffs to the United States Court of Appeals for the Eleventh Circuit. In April 2021, the Eleventh Circuit upheld the district court's decision.
RETAIL SALES PRACTICES MATTERS A number of bodies or entities, including (a) federal, state, and local government agencies, including the Department of Justice, the United States Securities and Exchange Commission (SEC), and the United States Department of Labor, (b) state attorneys general, including the New York Attorney General, and (c) Congressional committees, have undertaken formal or informal inquiries, investigations, or examinations arising out of certain retail sales practices of the Company that were the subject of settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. The Company has responded to requests from certain of the foregoing. As previously disclosed, the Company entered into agreements to resolve the state attorneys general investigations. On February 21, 2020, the Company entered into an agreement with the Department of Justice to resolve the Department of Justice’s criminal investigation into the Company’s retail sales practices, as well as a separate agreement to resolve the Department of Justice’s civil investigation. As part of the Department of Justice criminal settlement, no charges will be filed against the Company provided the Company abides by all the terms of the agreement. The Department of Justice criminal settlement also includes the Company’s agreement that the facts set forth in the settlement document constitute sufficient facts for the finding of criminal violations of statutes regarding bank records and personal information. On February 21, 2020, the Company also entered into an order to resolve the SEC’s investigation arising out of the Company’s retail sales practices. The SEC order contains a finding, to which the Company consented, that the facts set forth include violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. As part of the resolution of the Department of Justice and SEC investigations, the Company made payments totaling $3.0 billion. In addition, as part of the settlements and included in the $3.0 billion amount, the Company agreed to the creation of a $500 million Fair Fund for the benefit of investors who were harmed by the conduct covered in the SEC settlement.
In addition, a number of lawsuits were filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. As previously disclosed, the Company entered into various settlements to resolve these lawsuits. A purported Employee Retirement Income Security Act (ERISA) class action was filed in the United States District Court for the District of Minnesota on behalf of 401(k) plan participants. The district court dismissed the action, and on July 27, 2020, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal. The 401(k) plan participants filed a writ of certiorari to the United States Supreme Court, which was denied on May 3, 2021.

RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of

Wells Fargo & Company	107

Note 13:  Legal Actions (continued)
alleged events of default, and abide by appropriate standards of care following alleged events of default. The Company previously settled two class actions with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.6 billion as of March 31, 2021. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

108	Wells Fargo & Company

Note 14: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading or other purposes. For additional information on our derivative activities, see Note 16 (Derivatives) in our 2020 Form 10-K.
Table 14.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined.

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2021			December 31, 2020
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$169,631	2,144	449	184,090	3,212	789
Foreign exchange contracts	44,756	1,502	551	47,331	1,381	607
Total derivatives designated as qualifying hedging instruments		3,646	1,000		4,593	1,396
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	251,757	939	945	261,159	341	344
Equity contracts	25,237	1,364	69	25,997	1,363	490
Foreign exchange contracts	63,030	686	1,497	47,106	331	1,515
Credit contracts	72	31	—	73	31	—
Subtotal		3,020	2,511		2,066	2,349
Customer accommodation trading and other derivatives:
Interest rate contracts	9,778,319	29,057	24,058	7,947,941	32,510	25,169
Commodity contracts	72,563	3,758	1,522	65,790	2,036	1,543
Equity contracts	299,633	18,283	18,314	280,195	17,522	21,516
Foreign exchange contracts	424,251	8,131	6,615	412,879	6,891	6,034
Credit contracts	42,380	54	51	34,329	64	58
Subtotal		59,283	50,560		59,023	54,320
Total derivatives not designated as hedging instruments		62,303	53,071		61,089	56,669
Total derivatives before netting		65,949	54,071		65,682	58,065
Netting		(40,520)	(39,141)		(39,836)	(41,556)
Total		$25,429	14,930		25,846	16,509
Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the consolidated balance sheet. The “Gross amounts recognized” column in the following table includes $55.9 billion and $48.0 billion of gross derivative assets and liabilities, respectively, at March 31, 2021, and $54.6 billion and $50.1 billion, respectively, at December 31, 2020, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The majority of these amounts are interest rate contracts executed in over-the-counter (OTC) markets. The remaining gross derivative assets and liabilities of $10.0 billion and $6.1 billion, respectively, at March 31, 2021, and $11.1 billion and $8.0 billion, respectively, at December 31, 2020, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the consolidated balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $1.6 billion and $2.9 billion, respectively, at March 31, 2021, and $1.8 billion and $984 million, respectively, at December 31, 2020.
We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract

Wells Fargo & Company	109

Note 14: Derivatives (continued)
types. For disclosure purposes, we allocate these netting adjustments to the contract type for each counterparty proportionally based upon the “Gross amounts recognized” by counterparty. As a result, the net amounts disclosed by contract type may not represent the actual exposure upon settlement of the contracts.
We do not net non-cash collateral that we receive and pledge on our consolidated balance sheet. For disclosure purposes, we present the fair value of this non-cash collateral in the column titled “Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)” within the table. We determine and allocate the Disclosure-only netting amounts in the same manner as balance sheet netting amounts.
The “Net amounts” column within Table 14.2 represents the aggregate of our net exposure to each counterparty after considering the balance sheet and Disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral. Derivative contracts executed in OTC markets include bilateral contractual arrangements that are not cleared through a central clearing organization but are typically subject to master netting arrangements. The proportion of these derivative contracts relative to our total derivative assets and liabilities are presented in the “Percent exchanged in over-the-counter market” column in Table 14.2. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 12 (Pledged Assets and Collateral).

Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
March 31, 2021
Derivative assets
Interest rate contracts	$32,140	(21,206)	10,934	(1,155)	9,779	93%
Commodity contracts	3,758	(1,015)	2,743	(3)	2,740	90
Equity contracts	19,647	(10,886)	8,761	(730)	8,031	71
Foreign exchange contracts	10,319	(7,356)	2,963	(33)	2,930	100
Credit contracts	85	(57)	28	(1)	27	92
Total derivative assets	$65,949	(40,520)	25,429	(1,922)	23,507
Derivative liabilities
Interest rate contracts	$25,452	(20,904)	4,548	(1,712)	2,836	89%
Commodity contracts	1,522	(753)	769	(5)	764	58
Equity contracts	18,383	(11,868)	6,515	(710)	5,805	75
Foreign exchange contracts	8,663	(5,581)	3,082	(507)	2,575	100
Credit contracts	51	(35)	16	(3)	13	93
Total derivative liabilities	$54,071	(39,141)	14,930	(2,937)	11,993
December 31, 2020
Derivative assets
Interest rate contracts	$36,063	(21,968)	14,095	(1,274)	12,821	96%
Commodity contracts	2,036	(940)	1,096	(4)	1,092	84
Equity contracts	18,885	(10,968)	7,917	(737)	7,180	74
Foreign exchange contracts	8,603	(5,887)	2,716	(141)	2,575	100
Credit contracts	95	(73)	22	(1)	21	90
Total derivative assets	$65,682	(39,836)	25,846	(2,157)	23,689
Derivative liabilities
Interest rate contracts	$26,302	(21,934)	4,368	(2,219)	2,149	95%
Commodity contracts	1,543	(819)	724	—	724	69
Equity contracts	22,006	(12,283)	9,723	(837)	8,886	78
Foreign exchange contracts	8,156	(6,481)	1,675	(529)	1,146	100
Credit contracts	58	(39)	19	(3)	16	91
Total derivative liabilities	$58,065	(41,556)	16,509	(3,588)	12,921
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $293 million and $399 million and debit valuation adjustments related to derivative liabilities were $205 million and $201 million as of March 31, 2021, and December 31, 2020, respectively. Cash collateral totaled $5.8 billion and $4.5 billion, netted against derivative assets and liabilities, respectively, at March 31, 2021, and $5.5 billion and $7.5 billion, respectively, at December 31, 2020.

110	Wells Fargo & Company

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
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain floating-
rate commercial loans, and paid on certain floating-rate debt due to changes in the contractually specified interest rate. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $107 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2021, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of March 31, 2021, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies).
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.

Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,312	(112)	(1,026)	523	N/A	47
Interest contracts
Amounts related to interest settlements on derivatives	(67)	91	550	—	574
Recognized on derivatives	1,294	(123)	(7,071)	—	(5,900)	—
Recognized on hedged items	(1,258)	119	6,944	—	5,805
Total gains (losses) (pre-tax) on interest rate contracts	(31)	87	423	—	479	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	28	—	(1)	—	27
Recognized on derivatives	1	—	(227)	307	81	25
Recognized on hedged items	(1)	—	194	(317)	(124)
Total gains (losses) (pre-tax) on foreign exchange contracts	28	—	(34)	(10)	(16)	25
Total gains (losses) (pre-tax) recognized on fair value hedges	$(3)	87	389	(10)	463	25
Quarter ended March 31, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,472	(1,742)	(1,240)	863	N/A	182
Interest contracts
Amounts related to interest settlements on derivatives	(46)	70	174	—	198
Recognized on derivatives	(1,871)	530	9,775	—	8,434	—
Recognized on hedged items	1,856	(511)	(9,426)	—	(8,081)
Total gains (losses) (pre-tax) on interest rate contracts	(61)	89	523	—	551	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	6	—	(85)	—	(79)
Recognized on derivatives	(1)	—	107	(785)	(679)	144
Recognized on hedged items	2	—	(174)	764	592
Total gains (losses) (pre-tax) on foreign exchange contracts	7	—	(152)	(21)	(166)	144
Total gains (losses) (pre-tax) recognized on fair value hedges	$(54)	89	371	(21)	385	144

Wells Fargo & Company	111

Note 14: Derivatives (continued)
Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,191	(1,026)	N/A	47
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(52)	—	(52)	52
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(20)
Total gains (losses) (pre-tax) on interest rate contracts	(52)	—	(52)	32
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(11)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(1)	(1)	(10)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(52)	(1)	(53)	22
Quarter ended March 31, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$10,065	(1,240)	N/A	182
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(56)	—	(56)	56
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(56)	—	(56)	56
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(20)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(2)	(2)	(18)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(56)	(2)	(58)	38

Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationship

	Hedged items currently designated		Hedged items no longer designated (1)
(in millions)	Carrying amount of assets/(liabilities) (2)(4)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (4)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2021
Available-for-sale debt securities (5)	$28,215	(462)	16,946	1,050
Deposits	(16,276)	(358)	—	—
Long-term debt	(146,687)	(4,956)	(5,236)	14
December 31, 2020
Available-for-sale debt securities (5)	$29,538	827	17,091	1,111
Deposits	(22,384)	(477)	—	—
Long-term debt	(156,907)	(12,466)	(14,468)	31
(1)Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $15.3 billion and for long-term debt is $(4.5) billion as of March 31, 2021, and $17.6 billion for debt securities and $(4.7) billion for long-term debt as of December 31, 2020.
(3)The balance includes $202 million and $153 million of debt securities and long-term debt cumulative basis adjustments as of March 31, 2021, respectively, and $205 million and $130 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2020, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(5)Carrying amount represents the amortized cost.

112	Wells Fargo & Company

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
For additional information on economic hedges and other derivatives, see Note 16 (Derivatives) in our 2020 Form 10-K.
Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended March 31, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(375)	—	(20)	(395)	—
Equity contracts	—	425	5	430	(160)
Foreign exchange contracts	—	—	71	71	—
Credit contracts	—	—	—	—	—
Subtotal	(375)	425	56	106	(160)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(531)	1,924	—	1,393	—
Commodity contracts	—	80	—	80	—
Equity contracts	—	(1,163)	(89)	(1,252)	—
Foreign exchange contracts	—	464	—	464	—
Credit contracts	—	(28)	—	(28)	—
Subtotal	(531)	1,277	(89)	657	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(906)	1,702	(33)	763	(160)
Quarter ended March 31, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,471	—	29	2,500	—
Equity contracts	—	1,219	(28)	1,191	—
Foreign exchange contracts	—	—	627	627	—
Credit contracts	—	—	16	16	—
Subtotal	2,471	1,219	644	4,334	—
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	553	(2,463)	—	(1,910)	—
Commodity contracts	—	112	—	112	—
Equity contracts	—	4,749	73	4,822	—
Foreign exchange contracts	—	(557)	—	(557)	—
Credit contracts	—	281	—	281	—
Subtotal	553	2,122	73	2,748	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$3,024	3,341	717	7,082	—
(1)Mortgage banking amounts for first quarter 2021 are comprised of gains (losses) of $(1.6) billion related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $1.3 billion related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for first quarter 2020 are comprised of gains (losses) of $3.4 billion offset by gains (losses) of $(929) million.

Wells Fargo & Company	113

Note 14: Derivatives (continued)
Credit Derivatives
Credit derivative contracts are arrangements whose value is derived from the transfer of credit risk of a reference asset or entity from one party (the purchaser of credit protection) to another party (the seller of credit protection). We use credit derivatives to assist customers with their risk management objectives. We may also use credit derivatives in structured product transactions or liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under sold credit derivatives. We would be required to perform under the sold credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.
Table 14.7 provides details of sold and purchased credit derivatives.
Table 14.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non-investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A)-(B)	Other protection purchased	Range of maturities
March 31, 2021
Credit default swaps on:
Corporate bonds	$6	2	4,727	1,188	3,297	1,430	3,587	2021 - 2029
Structured products	—	3	16	16	15	1	82	2034 - 2047
Credit protection on:
Default swap index	1	1	3,552	1,165	2,688	864	4,066	2021 - 2030
Commercial mortgage-backed securities index	2	18	290	36	265	25	75	2047 - 2072
Asset-backed securities index	—	7	41	41	40	1	1	2045 - 2046
Other	—	2	8,098	7,992	—	8,098	11,612	2021 - 2040
Total credit derivatives	$9	33	16,724	10,438	6,305	10,419	19,423
December 31, 2020
Credit default swaps on:
Corporate bonds	$7	2	3,767	971	2,709	1,058	3,012	2021 - 2029
Structured products	—	5	20	20	19	1	84	2034 - 2047
Credit protection on:
Default swap index	—	—	1,582	731	559	1,023	3,925	2021 - 2030
Commercial mortgage-backed securities index	3	21	297	42	272	25	75	2047 - 2072
Asset-backed securities index	—	7	41	41	40	1	1	2045 - 2046
Other	—	4	6,378	6,262	—	6,378	11,621	2021 - 2040
Total credit derivatives	$10	39	12,085	8,067	3,599	8,486	18,718

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
Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 14.8 illustrates our exposure to OTC bilateral derivative contracts with credit-risk contingent features, collateral we have posted, and the additional collateral we would be required to post if the credit rating of our debt was downgraded below investment grade.

Table 14.8: Credit-Risk Contingent Features

(in billions)	Mar 31, 2021	Dec 31, 2020
Net derivative liabilities with credit-risk contingent features	$10.3	10.5
Collateral posted	9.1	9.0
Additional collateral to be posted upon a below investment grade credit rating (1)	1.2	1.5
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

114	Wells Fargo & Company

Note 15: Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Assets and liabilities recorded at fair value on a recurring basis, such as derivatives, residential MSRs, and trading or AFS debt securities, are presented in Table 15.1 in this Note. Additionally, from time to time, we record fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value (LOCOM) accounting, write-downs of individual assets or application of the measurement alternative for nonmarketable equity securities. Assets recorded at fair value on a nonrecurring basis are presented in Table 15.4 in this Note. We provide in Table 15.8 estimates of fair value for financial instruments that are not recorded at fair value, such as loans and debt liabilities carried at amortized cost.
See Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K.

FAIR VALUE HIERARCHY We classify our assets and liabilities recorded at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations based on significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K for a detailed description of the fair value hierarchy.
In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. This determination is ultimately based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3.
We do not classify nonmarketable equity securities in the fair value hierarchy if we use the non-published net asset value (NAV) per share (or its equivalent) as a practical expedient to measure fair value. Marketable equity securities with published NAVs are classified in the fair value hierarchy.

Wells Fargo & Company	115

Note 15: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 15.1: Fair Value on a Recurring Basis

	March 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$30,545	1,996	—	32,541	$32,060	3,197	—	35,257
Collateralized loan obligations	—	487	152	639	—	534	148	682
Corporate debt securities	10	11,401	25	11,436	—	10,696	13	10,709
Federal agency mortgage-backed securities	—	23,569	—	23,569	—	23,549	—	23,549
Non-agency mortgage-backed securities	—	1,105	14	1,119	—	1,039	12	1,051
Other debt securities	—	3,479	1	3,480	—	3,847	—	3,847
Total trading debt securities	30,555	42,037	192	72,784	32,060	42,862	173	75,095
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	25,217	—	—	25,217	22,159	—	—	22,159
Non-U.S. government securities	—	14,458	—	14,458	—	16,813	—	16,813
Securities of U.S. states and political subdivisions	—	19,291	366	19,657	—	19,182	224	19,406
Federal agency mortgage-backed securities	—	117,657	—	117,657	—	139,070	—	139,070
Non-agency mortgage-backed securities	—	4,022	36	4,058	—	3,697	32	3,729
Collateralized loan obligations	—	9,850	—	9,850	—	9,018	—	9,018
Other debt securities	36	7,177	2,740	9,953	38	7,421	2,738	10,197
Total available-for-sale debt securities	25,253	172,455	3,142	200,850	22,197	195,201	2,994	220,392
Loans held for sale	—	22,372	1,166	23,538	—	17,572	1,234	18,806
Mortgage servicing rights (residential)	—	—	7,536	7,536	—	—	6,125	6,125
Derivative assets (gross):
Interest rate contracts	15	31,912	213	32,140	11	35,590	462	36,063
Commodity contracts	—	3,670	88	3,758	—	1,997	39	2,036
Equity contracts	4,576	13,373	1,698	19,647	4,888	12,384	1,613	18,885
Foreign exchange contracts	19	10,290	10	10,319	19	8,573	11	8,603
Credit contracts	—	41	44	85	—	45	50	95
Total derivative assets (gross)	4,610	59,286	2,053	65,949	4,918	58,589	2,175	65,682
Equity securities:
Marketable	22,080	275	1	22,356	23,995	596	5	24,596
Nonmarketable (1)	—	24	8,864	8,888	10	21	9,228	9,259
Total equity securities	22,080	299	8,865	31,244	24,005	617	9,233	33,855
Total assets prior to derivative netting	$82,498	296,449	22,954	401,901	$83,180	314,841	21,934	419,955
Derivative netting (2)				(40,520)				(39,836)
Total assets after derivative netting				361,381				380,119
Derivative liabilities (gross):
Interest rate contracts	$(25)	(25,215)	(212)	(25,452)	$(27)	(26,259)	(16)	(26,302)
Commodity contracts	—	(1,449)	(73)	(1,522)	—	(1,503)	(40)	(1,543)
Equity contracts	(4,218)	(12,038)	(2,127)	(18,383)	(4,860)	(15,219)	(1,927)	(22,006)
Foreign exchange contracts	(13)	(8,643)	(7)	(8,663)	(10)	(8,134)	(12)	(8,156)
Credit contracts	—	(45)	(6)	(51)	—	(49)	(9)	(58)
Total derivative liabilities (gross)	(4,256)	(47,390)	(2,425)	(54,071)	(4,897)	(51,164)	(2,004)	(58,065)
Short-sale trading liabilities	(15,743)	(6,990)	—	(22,733)	(15,292)	(7,149)	—	(22,441)
Total liabilities prior to derivative netting	$(19,999)	(54,380)	(2,425)	(76,804)	$(20,189)	(58,313)	(2,004)	(80,506)
Derivative netting (2)				39,141				41,556
Total liabilities after derivative netting				(37,663)				(38,950)
(1)Excludes $157 million and $154 million of nonmarketable equity securities as of March 31, 2021, and December 31, 2020, respectively, that are measured at fair value using non-published NAV per share (or its equivalent) as a practical expedient that are not classified in the fair value hierarchy.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 14 (Derivatives) for additional information.

116	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2021
Trading debt securities	$173	16	169	(173)	—	7	—	192	8	(6)
Available-for-sale debt securities	2,994	(7)	15	—	(68)	242	(34)	3,142	(27)	(6)
Loans held for sale	1,234	(19)	129	(148)	(110)	81	(1)	1,166	(17)	(7)
Mortgage servicing rights (residential) (8)	6,125	1,006	406	(1)	—	—	—	7,536	1,591	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	(541)	—	—	101	—	(5)	1	(225)
Equity contracts	(314)	(168)	—	—	40	(27)	40	(429)	(177)
Other derivative contracts	39	27	—	—	(10)	—	—	56	16
Total derivative contracts	171	(682)	—	—	131	(27)	35	(372)	(386)	(9)
Equity securities	$9,233	(365)	—	(5)	—	2	—	8,865	(365)	(6)
Quarter ended March 31, 2020
Trading debt securities	$223	(118)	290	(93)	(10)	100	(3)	389	(117)	(6)
Available-for-sale debt securities	1,565	(142)	26	(5)	(48)	1,087	(71)	2,412	(147)	(6)
Loans held for sale	1,214	(63)	866	(70)	(98)	1,329	(2)	3,176	(63)	(7)
Mortgage servicing rights (residential) (8)	11,517	(3,821)	461	(32)	1	—	—	8,126	(3,257)	(7)
Net derivative assets and liabilities:
Interest rate contracts	214	744	—	—	(273)	—	—	685	531
Equity contracts	(269)	430	—	—	73	(10)	(7)	217	451
Other derivative contracts	(5)	(55)	6	(3)	60	(6)	—	(3)	(12)
Total derivative contracts	(60)	1,119	6	(3)	(140)	(16)	(7)	899	970	(9)
Equity securities	$7,850	(1,101)	—	—	—	7	(2)	6,754	(1,103)	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $14 million and $(91) million included in other comprehensive income from available-for-sale debt securities for first quarter 2021 and 2020, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $0 million and $(88) million included in other comprehensive income from available-for-sale debt securities for first quarter 2021 and 2020, respectively.
(6)Included in net gains (losses) on trading and securities in the consolidated statement of income.
(7)Included in mortgage banking income in the consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 9 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains (losses) on trading and securities, and other noninterest income in the consolidated statement of income.
Table 15.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis for which we use an internal model.
The significant unobservable inputs for Level 3 assets and liabilities inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor (for additional information on vendor-developed valuations, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K).
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Wells Fargo & Company	117

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs				Weighted Average
March 31, 2021
Trading and available-for-sale debt securities	$2,180		Discounted cash flow	Discount rate	0.4	-	10.0%		4.1
	758		Vendor priced
	192		Market comparable pricing	Comparability adjustment	(35.5)	-	9.1		(5.7)
	204		Market comparable pricing	Multiples	5.9x	-	12.1x		7.4x
Loans held for sale	1,166		Discounted cash flow	Default rate	0.0	-	34.5%		1.5
				Discount rate	1.1	-	12.6		4.8
				Loss severity	0.0	-	28.8		16.1
				Prepayment rate	6.3	-	19.5		13.8
Mortgage servicing rights (residential)	7,536		Discounted cash flow	Cost to service per loan (1)	$57	-	665		115
				Discount rate	5.2	-	9.0%		6.1
				Prepayment rate (2)	12.5	-	21.2		15.6
Net derivative assets and (liabilities):
Interest rate contracts	151		Discounted cash flow	Default rate	0.0	-	6.0		1.8
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.4
Interest rate contracts: derivative loan commitments	(150)		Discounted cash flow	Fall-out factor	1.0	-	99.0		19.2
				Initial-value servicing	(53.6)	-	333.0	bps	62.9
Equity contracts	230		Discounted cash flow	Conversion factor	(8.7)	-	0.0%		(8.6)
				Weighted average life	0.2	-	2.8	yrs	1.1
	(659)		Option model	Correlation factor	(77.0)	-	99.0%		20.3
				Volatility factor	6.5	-	88.4		14.7
Nonmarketable equity securities	8,864		Market comparable pricing	Comparability adjustment	(19.5)	-	(5.9)		(14.5)

Insignificant Level 3 assets, net of liabilities	57
Total Level 3 assets, net of liabilities	$20,529	(3)
December 31, 2020
Trading and available-for-sale debt securities	$2,126		Discounted cash flow	Discount rate	0.4	-	14.7%		3.6
	759		Vendor priced
	173		Market comparable pricing	Comparability adjustment	(39.8)	-	0.3		(8.4)
	109		Market comparable pricing	Multiples	7.2x	-	12.1x		8.0x
Loans held for sale	1,234		Discounted cash flow	Default rate	0.0	-	31.6%		1.7
				Discount rate	1.3	-	12.0		4.5
				Loss severity	0.0	-	32.3		18.4
				Prepayment rate	8.3	-	23.6		15.1
Mortgage servicing rights (residential)	6,125		Discounted cash flow	Cost to service per loan (1)	$63	-	712		130
				Discount rate	4.9	-	8.3%		5.8
				Prepayment rate (2)	14.3	-	22.8		19.9
Net derivative assets and (liabilities):
Interest rate contracts	206		Discounted cash flow	Default rate	0.0	-	6.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.2
Interest rate contracts: derivative loan commitments	240		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.8
				Initial-value servicing	(51.6)	-	268.0	bps	65.5
Equity contracts	220		Discounted cash flow	Conversion factor	(8.6)	-	0.0%		(8.2)
				Weighted average life	0.5	-	2.0	yrs	1.0
	(534)		Option model	Correlation factor	(77.0)	-	99.0%		24.8
				Volatility factor	6.5	-	96.6		26.4
Nonmarketable equity securities	9,228		Market comparable pricing	Comparability adjustment	(20.3)	-	(3.2)		(13.8)

Insignificant Level 3 assets, net of liabilities	44
Total Level 3 assets, net of liabilities	$19,930	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $57 - $244 at March 31, 2021, and $63 - $252 at December 31, 2020.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $23.0 billion and $21.9 billion and total Level 3 liabilities of $2.4 billion and $2.0 billion, before netting of derivative balances, at March 31, 2021, and December 31, 2020, respectively.
For additional information on the internal valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K.

118	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets, or application of the measurement alternative for nonmarketable equity securities.
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2021, and December 31, 2020, and for which a nonrecurring fair value adjustment was recorded during the quarter ended March 31, 2021, and year ended December 31, 2020.
Table 15.5 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.

Table 15.4: Fair Value on a Nonrecurring Basis

	March 31, 2021			December 31, 2020
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	4,517	1,661	6,178	2,672	2,945	5,617
Loans:
Commercial	338	—	338	1,385	—	1,385
Consumer	208	—	208	395	—	395
Total loans	546	—	546	1,780	—	1,780
Mortgage servicing rights (commercial)	—	—	—	—	510	510
Nonmarketable equity securities	611	26	637	2,397	790	3,187
Other assets	922	50	972	1,350	428	1,778
Total assets at fair value on a nonrecurring basis	$6,596	1,737	8,333	8,199	4,673	12,872
(1)Predominantly consists of commercial mortgages and residential mortgage – first lien loans.
Nonmarketable equity securities includes impairment on private equity and venture capital investments and gains or losses under the measurement alternative. Other assets includes impairments of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment on private equity and venture capital investments in consolidated portfolio companies.
Table 15.5: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2021	2020
Loans held for sale	$25	(39)
Loans:
Commercial	(130)	(95)
Consumer	(47)	(71)
Total loans	(177)	(166)
Nonmarketable equity securities	210	(424)
Other assets	(19)	(334)
Total	$39	(963)
Table 15.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis and determined using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for nonmarketable equity securities.

Wells Fargo & Company	119

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique(s) (1)	Significant Unobservable Inputs (1)		Range of Inputs Positive (Negative)			Weighted Average
March 31, 2021
Loans held for sale (2)	$1,519	Discounted cash flow	Default rate	(3)	0.3	-	76.4%	31.1
			Discount rate		0.0	-	12.1	2.3
			Loss severity		0.3	-	52.7	5.6
			Prepayment rate	(4)	4.6	-	100.0	40.5
	142	Market comparable pricing	Comparability adjustment		(8.2)	-	(6.0)	(6.8)
Nonmarketable equity securities	20	Market comparable pricing	Comparability adjustment		(100.0)	-	(31.1)	(38.0)
	2	Discounted cash flow	Discount rate		10.5	-	10.5	10.5
Other assets	50	Discounted cash flow	Discount rate		0.9	-	3.7	1.5
Insignificant Level 3 assets	4
Total	$1,737
December 31, 2020
Loans held for sale (2)	$1,628	Discounted cash flow	Default rate	(3)	0.3	-	85.5%	31.5
			Discount rate		0.6	-	11.9	3.0
			Loss severity		0.4	-	45.0	8.1
			Prepayment rate	(4)	8.3	-	100.0	42.5
	1,317	Market comparable pricing	Comparability adjustment		(11.6)	-	(1.8)	(3.1)
Mortgage servicing rights (commercial)	510	Discounted cash flow	Cost to service per loan		$150	-	3,377	2,779
			Discount rate		1.9	-	1.9%	1.9
			Prepayment rate		0.0	-	20.0	5.4
Nonmarketable equity securities (5)	844	Market comparable pricing	Multiples		0.1x	-	10.9x	5.0x
	188	Market comparable pricing	Comparability adjustment		(100.0)	-	(20.0)%	(61.4)
	76	Other	Company risk factor		(100.0)	-	(20.0)	(57.7)
	91	Discounted cash flow	Discount rate		10.0	-	20.0	11.5
			Company risk factor		(62.6)	-	0.0	(30.3)
			Crude oil prices ($/barrel)		$42	-	48	47
			Natural gas prices ($/MMBtu)		2	-	2	2
Insignificant Level 3 assets	19
Total	$4,673
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.4 billion and $2.6 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at March 31, 2021, and December 31, 2020, respectively, and approximately $300 million of other mortgage loans that are not government insured/guaranteed at both March 31, 2021, and December 31, 2020.
(3)Applies only to non-government insured/guaranteed loans.
(4)Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.
(5)Includes $417 million of private equity and venture capital investments in consolidated portfolio companies classified in other assets on the consolidated balance sheet at December 31, 2020.
Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K.
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS which we have elected the fair value option were insignificant at March 31, 2021, and December 31, 2020.

Table 15.7: Fair Value Option

	March 31, 2021			December 31, 2020
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$23,538	23,429	109	18,806	18,217	589

120	Wells Fargo & Company

The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $363 million and $335 million for the quarters ended March 31, 2021 and 2020, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option for the quarters ended March 31, 2021 and 2020 were insignificant.

Disclosures about Fair Value of Financial Instruments
Table 15.8 presents a summary of fair value estimates for financial instruments that are not carried at fair value on a recurring basis. Some financial instruments are excluded from the scope of this table, such as certain insurance contracts, certain nonmarketable equity securities, and leases. This table also excludes assets and liabilities that are not financial instruments such as the value of the long-term relationships with our deposit, credit card and trust customers, MSRs, premises and equipment, goodwill and deferred taxes.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.3 billion and $1.4 billion at March 31, 2021, and December 31, 2020, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets
Cash and due from banks (1)	$28,339	28,339	—	—	28,339
Interest-earning deposits with banks (1)	258,394	258,214	180	—	258,394
Federal funds sold and securities purchased under resale agreements (1)	79,502	—	79,502	—	79,502
Held-to-maturity debt securities	232,192	40,594	192,437	928	233,959
Loans held for sale	11,896	—	10,575	1,976	12,551
Loans, net (2)	829,370	—	57,382	787,280	844,662
Nonmarketable equity securities (cost method)	3,585	—	—	3,631	3,631
Total financial assets	$1,443,278	327,147	340,076	793,815	1,461,038
Financial liabilities
Deposits (3)	$40,970	—	22,676	18,538	41,214
Short-term borrowings	58,920	—	58,920	—	58,920
Long-term debt (4)	183,281	—	189,787	1,296	191,083
Total financial liabilities	$283,171	—	271,383	19,834	291,217
December 31, 2020
Financial assets
Cash and due from banks (1)	$28,236	28,236	—	—	28,236
Interest-earning deposits with banks (1)	236,376	236,258	118	—	236,376
Federal funds sold and securities purchased under resale agreements (1)	65,672	—	65,672	—	65,672
Held-to-maturity debt securities	205,720	48,597	162,777	933	212,307
Loans held for sale	17,578	—	14,952	3,419	18,371
Loans, net (2)	853,595	—	56,270	817,827	874,097
Nonmarketable equity securities (cost method)	3,588	—	—	3,632	3,632
Total financial assets	$1,410,765	313,091	299,789	825,811	1,438,691
Financial liabilities
Deposits (3)	$52,807	—	33,321	19,940	53,261
Short-term borrowings	58,999	—	58,999	—	58,999
Long-term debt (4)	212,922	—	219,321	1,381	220,702
Total financial liabilities	$324,728	—	311,641	21,321	332,962
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $15.1 billion and $15.4 billion at March 31, 2021, and December 31, 2020, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.4 trillion at both March 31, 2021, and December 31, 2020, respectively.
(4)Excludes capital lease obligations under capital leases of $28 million at both March 31, 2021, and December 31, 2020, respectively.

Wells Fargo & Company	121

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
In January 2021, we issued $3.5 billion of our Preferred Stock, Series BB, and in February 2021, we issued $1.05 billion of our Preferred Stock, Series CC. In March 2021, we redeemed our Preferred Stock Series I, Series P and Series W, and partially redeemed our Preferred Stock, Series N, for an aggregate cost of $4.5 billion.
Table 16.1: Preferred Stock Shares

	March 31, 2021		December 31, 2020
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I (1)
Floating Class A Preferred Stock	—	—	100,000	25,010
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	25,000	30,000	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	25,000	80,500
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,800	25,000	46,800
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	25,000	140,400	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	—	822,242	—	822,242
Total		5,652,642		5,557,652
(1)Series I preferred stock issuance relates to trust preferred securities. See Note 8 (Securitizations and Variable Interest Entities) for additional information. This issuance has a floating interest rate that is the greater of three-month London Interbank Offered Rate (LIBOR) plus 0.93% and 5.56975%. In first quarter 2021, Preferred Stock, Series I, was redeemed.
(2)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(3)In first quarter 2021, 16,000 shares of Preferred Stock, Series N, were redeemed. In addition, Preferred Stock, Series P and Series W were fully redeemed.
(4)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

122	Wells Fargo & Company

Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	March 31, 2021				December 31, 2020
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	—	—	—	—	25,010	2,501	2,501	—
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	14,000	350	350	—	30,000	750	750	—
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	40,000	1,000	1,000	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	80,500	2,013	2,013	—
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	1,170	1,170	—	46,800	1,170	1,170	—
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	3,510	3,510	—	—	—	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	42,000	1,050	1,050	—	—	—	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	822,242	822	822	—	822,242	822	822	—
Total	5,572,683	$21,938	21,170	768	5,496,293	$21,904	21,136	768
(1)Floating rate for Preferred Stock, Series I, is the greater of three-month London Interbank Offered Rate (LIBOR) plus 0.93% and 5.56975%. In first quarter 2021, Preferred Stock, Series I, was redeemed.
(2)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(3)In first quarter 2021, $400 million of Preferred Stock, Series N, was redeemed. In addition, Preferred Stock, Series P and Series W were fully redeemed.
(4)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Wells Fargo & Company	123

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

Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	221,945	221,945	$222	222	7.00%	8.00%
2017	163,210	163,210	163	163	7.00	8.00
2016	162,450	162,450	162	162	9.30	10.30
2015	92,904	92,904	93	93	8.90	9.90
2014	99,151	99,151	99	99	8.70	9.70
2013	61,948	61,948	62	62	8.50	9.50
2012	20,634	20,634	21	21	10.00	11.00
Total ESOP Preferred Stock (1)	822,242	822,242	$822	822
Unearned ESOP shares (2)			$(875)	(875)
(1)At both March 31, 2021, and December 31, 2020, additional paid-in capital included $53 million related to ESOP preferred stock.
(2)We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

124	Wells Fargo & Company

Note 17: Revenue from Contracts with Customers
Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see Note 22 (Operating Segments).

Table 17.1: Revenue by Operating Segment

	Quarter ended March 31, 2021
(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Net interest income (2)	$5,615	1,283	1,778	657	(430)	(105)	8,798
Noninterest income
Deposit-related fees	661	317	266	7	4	—	1,255
Lending-related fees (2)	40	136	183	2	—	—	361
Investment advisory and other asset-based fees (3)	—	96	22	2,306	332	—	2,756
Commissions and brokerage services fees	—	—	81	555	—	—	636
Investment banking fees	(6)	13	611	(1)	(49)	—	568
Card fees:
Card interchange and network revenues (4)	778	45	10	1	—	—	834
Other card fees (2)	114	—	—	—	1	—	115
Total card fees	892	45	10	1	1	—	949
Mortgage banking (2)	1,259	—	70	(3)	—	—	1,326
Net gains from trading activities (2)	1	2	331	6	8	—	348
Net gains on debt securities (2)	—	—	—	—	151	—	151
Net gains from equity securities (2)	34	13	75	—	270	—	392
Lease income (2)	—	174	1	—	140	—	315
Other (2)	158	129	195	14	462	(750)	208
Total noninterest income	3,039	925	1,845	2,887	1,319	(750)	9,265
Total revenue	$8,654	2,208	3,623	3,544	889	(855)	18,063
Quarter ended March 31, 2020
Net interest income (2)	$6,002	1,774	2,019	838	819	(140)	11,312
Noninterest income
Deposit-related fees	879	302	257	7	2	—	1,447
Lending-related fees (2)	48	128	172	2	—	—	350
Investment advisory and other asset-based fees (3)(5)	—	101	16	2,073	316	—	2,506
Commissions and brokerage services fees (5)	—	—	90	593	(6)	—	677
Investment banking fees	(1)	13	477	1	(99)	—	391
Card fees:
Card interchange and network revenues (4)	657	52	18	1	2	—	730
Other card fees (2)	162	—	—	—	—	—	162
Total card fees	819	52	18	1	2	—	892
Mortgage banking (2)	342	—	40	(3)	—	—	379
Net gains (losses) from trading activities (2)	—	(5)	35	(1)	35	—	64
Net gains on debt securities (2)	—	—	—	—	237	—	237
Net gains (losses) from equity securities (2)	—	(194)	116	(261)	(1,062)	—	(1,401)
Lease income (2)	—	198	1	—	154	—	353
Other (2)	560	133	147	20	302	(652)	510
Total noninterest income	2,647	728	1,369	2,432	(119)	(652)	6,405
Total revenue	$8,649	2,502	3,388	3,270	700	(792)	17,717
(1)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for low-income housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.
(2)These revenues are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.
(3)We earned trailing commissions of $298 million and $275 million for the quarters ended March 31, 2021 and 2020, respectively.
(4)The cost of credit card rewards and rebates of $310 million and $385 million for the quarters ended March 31, 2021 and 2020, respectively, are presented net against the related revenues.
(5)In first quarter 2021, trust and investment management fees and asset-based brokerage fees were combined into a single line item for investment advisory and other asset-based fees, and brokerage commissions and other brokerage services fees were combined into a single line item for commissions and brokerage services fees. Prior period balances have been revised to conform with the current period presentation.
INVESTMENT ADVISORY AND OTHER ASSET-BASED FEES are earned for providing brokerage advisory, asset management and trust services.
Fees from advisory account relationships with brokerage customers are charged based on a percentage of the market value of the client’s assets. Services and obligations related to providing investment advice, active management of client assets, and assistance with selecting and engaging a third-party advisory manager are generally satisfied over a month or quarter. Trailing commissions are earned for selling shares to investors and our obligation is satisfied at the time shares are sold. However, these fees are received and recognized over time during the period the customer owns the shares and we remain the broker of record.
The amount of trailing commissions is variable based on the length of time the customer holds the shares and on changes in the value of the underlying assets.
Asset management services include managing and administering assets, including mutual funds, and institutional separate accounts. Fees for these services are generally determined based on a tiered scale relative to the market value of assets under management (AUM). In addition to AUM, we have client assets under administration (AUA) that earn various administrative fees which are generally based on the extent of the services provided to administer the account. Services with AUM and AUA-based fees are generally satisfied over time.

Wells Fargo & Company	125

Note 17: Revenue from Contracts with Customers (continued)
Trust services include acting as a trustee or agent for corporate trust, personal trust, and agency assets. Obligations for trust services are generally satisfied over time; however, obligations for activities that are transitional in nature are satisfied at the time of the transaction.

COMMISSIONS AND BROKERAGE SERVICES FEES are earned for providing brokerage services.
Commissions from transactional accounts with brokerage customers are earned for executing transactions at the client’s direction. Our obligation is generally satisfied upon the execution of the transaction and the fees are based on the size and number of transactions executed.
Fees earned from other brokerage services include securities clearance, omnibus and networking fees received from mutual fund companies in return for providing record keeping and other administrative services, and annual account maintenance fees charged to customers. Our obligation is satisfied at the time we provide the service which is generally at the time of the transaction.

For a description of our other revenues, see Note 20 (Revenue from Contracts with Customers) in our 2020 Form 10-K.

Note 18: Employee Benefits and Other Expenses
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 21 (Employee Benefits and Other Expenses) in our 2020 Form 10-K.
Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2021			2020
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$4	—	—	3	—	—
Interest cost	71	3	3	86	4	4
Expected return on plan assets	(152)	—	(5)	(148)	—	(6)
Amortization of net actuarial loss (gain)	37	4	(5)	36	4	(5)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	—	2	—	—	3	—
Net periodic benefit cost	$(40)	9	(9)	(23)	11	(9)

Other Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $217 million and $163 million in first quarter 2021 and 2020, respectively, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.

126	Wells Fargo & Company

Note 19: Restructuring Charges

The Company began pursuing various initiatives to reduce expenses and create a more efficient and streamlined organization in third quarter 2020. Actions from these initiatives may include (i) reorganizing and simplifying business processes and structures to improve internal operations and the customer experience, (ii) reducing headcount, (iii) optimizing third-party spending, including for our technology infrastructure, and (iv) rationalizing our branch and administrative locations, which may include consolidations and closures.
Restructuring charges are recorded as a component of noninterest expense on our consolidated statement of income.

The following costs associated with these initiatives are included in restructuring charges.
•Personnel costs – Severance costs associated with headcount reductions with payments made over time in accordance with our severance plan, as well as payments for other employee benefit costs such as incentive compensation.
•Facility closure costs – Write-downs and acceleration of depreciation and amortization of owned or leased assets for branch and administrative locations, as well as related decommissioning costs.
•Other – Impairment of other assets and costs associated with our technology infrastructure.

Table 19.1 provides details on our restructuring charges.

Table 19.1: Accruals for Restructuring Charges

(in millions)	Personnel costs	Facility closure costs	Other	Total
December 31, 2019	$—	—	—	—
Restructuring charges	1,371	80	144	1,595
Payments and utilization	(105)	(80)	(100)	(285)
Changes in estimates (1)	(96)	—	—	(96)
December 31, 2020	$1,170	—	44	1,214
Restructuring charges	130	15	—	145
Payments and utilization	(157)	(15)	(1)	(173)
Changes in estimates (1)	(133)	—	1	(132)
March 31, 2021	$1,010	—	44	1,054
(1)Represents reduction of expense for changes in previously estimated amounts based on refinements of assumptions.

Wells Fargo & Company	127

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2021	2020
Wells Fargo net income	$4,742	653
Less: Preferred stock dividends and other (1)	379	611
Wells Fargo net income applicable to common stock (numerator)	$4,363	42
Earnings per common share
Average common shares outstanding (denominator)	4,141.3	4,104.8
Per share	$1.05	0.01
Diluted earnings per common share
Average common shares outstanding	4,141.3	4,104.8
Add: Restricted share rights (2)	29.7	30.5
Diluted average common shares outstanding (denominator)	4,171.0	4,135.3
Per share	$1.05	0.01
(1)The quarters ended March 31, 2021 and 2020, includes $44 million and $272 million, respectively, from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2021	2020
Convertible Preferred Stock, Series L (1)	25.3	25.3
Restricted share rights (2)	0.3	—
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2021	2020
Per common share	$0.10	0.51

128	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2021			2020
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized losses arising during the period	$(2,012)	500	(1,512)	$(110)	22	(88)
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	137	(34)	103	66	(16)	50
Net gains on debt securities	(151)	35	(116)	(237)	48	(189)
Other noninterest income	—	—	—	(1)	—	(1)
Subtotal reclassifications to net income	(14)	1	(13)	(172)	32	(140)
Net change	(2,026)	501	(1,525)	(282)	54	(228)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	25	(6)	19	144	(35)	109
Cash Flow Hedges:
Net unrealized losses arising during the period on cash flow hedges	(31)	8	(23)	(20)	5	(15)
Reclassification of net losses to net income:
Interest income on loans	52	(13)	39	56	(14)	42
Interest expense on long-term debt	1	—	1	2	(1)	1
Subtotal reclassifications to net income	53	(13)	40	58	(15)	43
Net change	47	(11)	36	182	(45)	137
Defined benefit plans adjustments:
Net actuarial and prior service gains arising during the period	10	(3)	7	3	(1)	2
Reclassification of amounts to noninterest expense (3):
Amortization of net actuarial loss	36	(9)	27	35	(8)	27
Settlements and other	—	1	1	1	—	1
Subtotal reclassifications to noninterest expense	36	(8)	28	36	(8)	28
Net change	46	(11)	35	39	(9)	30
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	13	(2)	11	(194)	1	(193)
Net change	13	(2)	11	(194)	1	(193)
Other comprehensive income (loss)	$(1,920)	$477	$(1,443)	$(255)	$1	$(254)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			1			(1)
Wells Fargo other comprehensive loss, net of tax			$(1,444)			$(253)
(1)Represents net unrealized gains and losses amortized over the remaining lives of securities that were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.
(2)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(3)These items are included in the computation of net periodic benefit cost (see Note 18 (Employee Benefits and Other Expenses) for additional information).

Wells Fargo & Company	129

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the cumulative OCI balance activity on an after-tax basis.

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income (loss)
Quarter ended March 31, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	(112)	194
Net unrealized gains (losses) arising during the period	(1,512)	19	(23)	7	11	(1,498)
Amounts reclassified from accumulated other comprehensive income	(13)	—	40	28	—	55
Net change	(1,525)	19	17	35	11	(1,443)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	1	1
Balance, end of period	1,514	(185)	(108)	(2,369)	(102)	(1,250)
Quarter ended March 31, 2020
Balance, beginning of period	1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	(88)	109	(15)	2	(193)	(185)
Amounts reclassified from accumulated other comprehensive income	(140)	—	43	28	—	(69)
Net change	(228)	109	28	30	(193)	(254)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	(1)	(1)
Balance, end of period	1,324	(71)	(270)	(2,193)	(354)	(1,564)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Substantially all of the amounts for cash flow hedges are interest rate contracts.

130	Wells Fargo & Company

Note 22: Operating Segments
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed by our Chief Executive Officer and Operating
Committee. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenues and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.
In February 2021, we announced an agreement to sell Wells Fargo Asset Management (WFAM) and moved the business from the Wealth and Investment Management operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. This change did not impact the previously reported consolidated financial results of the Company.

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $5 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending.

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions, as well as sales, trading, and research capabilities.

Wealth and Investment Management provides personalized wealth management, investment and retirement products and services to clients across U.S.-based businesses including Wells Fargo Advisors and The Private Bank. We serve clients’ brokerage needs, and deliver financial planning, private banking, credit, and fiduciary services to high-net worth and ultra-high-net worth individuals and families.
Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity partnerships. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, including our student loan business, rail car leasing business, and WFAM, as well as results for previously divested businesses.

Basis of Presentation
FUNDS TRANSFER PRICING Corporate treasury manages a funds transfer pricing methodology that considers interest rate risk, liquidity risk, and other product characteristics. Operating segments pay a funding charge for their assets and receive a funding credit for their deposits, both of which are included in net interest income. The net impact of the funding charges or credits is recognized in corporate treasury.

REVENUE AND EXPENSE SHARING When lines of business jointly serve customers, the line of business that is responsible for providing the product or service recognizes revenue or expense with a referral fee paid or an allocation of cost to the other line of business based on established internal revenue-sharing agreements.
When a line of business uses a service provided by another line of business or enterprise function (included in Corporate), expense is generally allocated based on the cost and use of the service provided.

TAXABLE-EQUIVALENT ADJUSTMENTS Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for low-income housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

Wells Fargo & Company	131

Note 22: Operating Segments (continued)
Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

	Quarter ended March 31,
($ in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
2021
Net interest income (2)	$5,615	1,283	1,778	657	(430)	(105)	8,798
Noninterest income	3,039	925	1,845	2,887	1,319	(750)	9,265
Total revenue	8,654	2,208	3,623	3,544	889	(855)	18,063
Provision for credit losses	(419)	(399)	(284)	(43)	97	—	(1,048)
Noninterest expense	6,267	1,766	1,833	3,028	1,095	—	13,989
Income (loss) before income tax expense (benefit)	2,806	841	2,074	559	(303)	(855)	5,122
Income tax expense (benefit)	702	203	500	140	(364)	(855)	326
Net income before noncontrolling interests	2,104	638	1,574	419	61	—	4,796
Less: Net income from noncontrolling interests	—	1	—	—	53	—	54
Net income	$2,104	637	1,574	419	8	—	4,742
2020
Net interest income (2)	$6,002	1,774	2,019	838	819	(140)	11,312
Noninterest income	2,647	728	1,369	2,432	(119)	(652)	6,405
Total revenue	8,649	2,502	3,388	3,270	700	(792)	17,717
Provision for credit losses	1,569	1,041	1,125	8	262	—	4,005
Noninterest expense	6,257	1,697	1,870	2,657	567	—	13,048
Income (loss) before income tax expense (benefit)	823	(236)	393	605	(129)	(792)	664
Income tax expense (benefit)	205	(61)	101	152	554	(792)	159
Net income (loss) before noncontrolling interests	618	(175)	292	453	(683)	—	505
Less: Net income (loss) from noncontrolling interests	—	1	—	—	(149)	—	(148)
Net income (loss)	$618	(176)	292	453	(534)	—	653
2021
Loans (average)	$353,081	183,143	246,148	80,839	10,228	—	873,439
Assets (average)	408,553	201,549	511,813	87,355	727,440	—	1,936,710
Deposits (average)	789,439	207,993	194,501	173,678	27,861	—	1,393,472

Loans (period-end)	340,549	180,688	248,644	81,175	10,516	—	861,572
Assets (period-end)	405,597	200,837	512,340	87,039	753,730	—	1,959,543
Deposits (period-end)	837,765	210,088	188,920	175,999	24,347	—	1,437,119
2020
Loans (average)	$382,562	224,857	258,242	77,883	21,502	—	965,046
Assets (average)	439,386	244,438	551,987	85,638	629,210	—	1,950,659
Deposits (average)	652,706	193,454	266,167	145,388	80,248	—	1,337,963

Loans (period-end)	380,201	241,603	287,772	78,182	22,085	—	1,009,843
Assets (period-end)	435,976	260,644	574,660	87,274	622,795	—	1,981,349
Deposits (period-end)	672,603	209,495	260,281	162,370	71,783	—	1,376,532
(1)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for low-income housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.
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

132	Wells Fargo & Company

Note 23: Regulatory Capital Requirements and Other Restrictions
Regulatory Capital Requirements
The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal banking regulators. The FRB establishes capital requirements for the consolidated financial holding company, and the OCC has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).
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
At March 31, 2021, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information (1)

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	March 31, 2021			December 31, 2020				March 31, 2021			December 31, 2020
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common Equity Tier 1	$139,724	139,724		138,297		138,297		149,957	149,957		150,168	150,168
Tier 1	159,675	159,675		158,196		158,196		149,957	149,957		150,168	150,168
Total	187,651	197,533		186,934		196,660		163,989	173,392		164,412	173,719
Assets:
Risk-weighted assets (2)	1,109,354	1,178,996		1,158,355		1,193,744		967,790	1,075,024		1,012,751	1,085,599
Adjusted average assets	1,909,264	1,909,264		1,900,258		1,900,258		1,736,044	1,736,044		1,735,406	1,735,406
Regulatory capital ratios:
Common Equity Tier 1 capital	12.60%	11.85	*	11.94		11.59	*	15.49	13.95	*	14.83	13.83	*
Tier 1 capital	14.39	13.54	*	13.66		13.25	*	15.49	13.95	*	14.83	13.83	*
Total capital	16.92	16.75	*	16.14	*	16.47		16.94	16.13	*	16.23	16.00	*
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	March 31, 2021			December 31, 2020				March 31, 2021			December 31, 2020
Regulatory leverage:
Total leverage exposure (3)	$2,019,389			1,963,971				2,095,040			2,041,952
Supplementary leverage ratio (SLR) (3)(4)	7.91%			8.05				7.16			7.35
Tier 1 leverage ratio (5)	8.36			8.32				8.64			8.65
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)At March 31, 2021, the impact of the CECL transition provision issued by federal banking regulators on the regulatory capital of the Company was an increase in capital of $1.3 billion, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $9.2 billion increase in our ACL under CECL from January 1, 2020, through March 31, 2021. The impact of the CECL transition provision on the regulatory capital of the Bank at March 31, 2021, was an increase in capital of $1.3 billion.
(2)RWAs for the Company and the Bank included an increase of $1.0 billion under the Standardized Approach and decreases of $1.4 billion and $1.3 billion, respectively, under the Advanced Approach related to the impact of the CECL transition provision on the excess allowance for credit losses as of March 31, 2021.
(3)The SLR consists of tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.
(4)In 2020, the FRB issued an interim final rule that temporarily allowed the exclusion for on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of total leverage exposure in the denominator of the SLR. The Company adopted this interim final rule, but the Bank did not elect to apply these exclusions. The interim final rule expired on April 1, 2021.
(5)The tier 1 leverage ratio consists of tier 1 capital divided by total average assets, excluding goodwill and certain other items as determined under the rule.

At March 31, 2021, under transition requirements, the CET1, tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 2.00%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company and the Bank included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules. Table 23.2 presents the risk-based capital and leverage requirements under transition requirements to which the Company and the Bank were subject as of March 31, 2021, and December 31, 2020, which were the same under both the Standardized and Advanced Approaches.
Table 23.2: Risk-Based Capital and Leverage Ratios – Transition Requirements

	Wells Fargo & Company	Wells Fargo Bank, N.A.
	Mar 31, 2021	Mar 31, 2021
	and Dec 31, 2020	and Dec 31, 2020
Common Equity Tier 1 capital	9.00%	7.00
Tier 1 capital	10.50	8.50
Total capital	12.50	10.50
Tier 1 leverage	4.00	4.00
Supplementary leverage	5.00	6.00

Wells Fargo & Company	133

Note 23: Regulatory Capital Requirements and Other Restrictions (continued)
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo. The FRB conducts an annual Comprehensive Capital Analysis and Review exercise and has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
On March 25, 2021, the FRB announced that it was extending measures it previously announced limiting large BHCs, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB has generally authorized BHCs to (i) provided that the BHC does not increase the amount of its common stock dividends to be larger than the level paid in second quarter 2020, pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters; (ii) make share repurchases that equal the amount of share issuances related to expensed employee compensation; and (iii) redeem and make scheduled payments on additional tier 1 and tier 2 capital instruments. The FRB has also announced that if a BHC remains above all of its minimum risk-based capital requirements in this year's supervisory stress test, these additional limitations on capital distributions will end for that BHC after June 30, 2021. However, a BHC that falls below any of its minimum risk-based capital requirements in this year's supervisory stress test will remain subject to the additional limitations on capital distributions through September 30, 2021, and if the BHC remains below the capital required by the supervisory stress test at that time, the existing stress capital buffer framework will impose even stricter capital distribution limitations.
Loan and Dividend Restrictions
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Additionally, federal laws and regulations limit the dividends that a national bank may pay.
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
For additional information on loan and dividend restrictions, see Note 28 (Regulatory Capital Requirements and Other Restrictions) in our 2020 Form 10-K.

Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.3 provides a summary of restrictions on cash and cash equivalents.
Table 23.3: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2021	Dec 31, 2020
Reserve balance for non-U.S. central banks	$234	243
Segregated for benefit of brokerage customers under federal and other brokerage regulations	908	957

134	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
ALCO	Asset/Liability Committee	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AUA	Assets under administration	LTV	Loan-to-value
AUM	Assets under management	MBS	Mortgage-backed security
AVM	Automated valuation model	MSR	Mortgage servicing right
BCBS	Basel Committee on Banking Supervision	NAV	Net asset value
BHC	Bank holding company	NPA	Nonperforming asset
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CD	Certificate of deposit	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit loss	OCI	Other comprehensive income
CET1	Common Equity Tier 1	OTC	Over-the-counter
CFPB	Consumer Financial Protection Bureau	OTTI	Other-than-temporary impairment
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CLTV	Combined loan-to-value	PCI	Purchased credit-impaired
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

Wells Fargo & Company	135

Note 23: Regulatory Capital Requirements and Other Restrictions (continued)
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2021.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
January	11,558,076	$32.15	655,683,183
February	53,726	34.67	655,629,457
March	5,599,343	39.71	650,030,114
Total	17,211,145
(1)All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 23, 2019. In addition, the Company publicly announced on January 15, 2021, that the Board of Directors authorized the repurchase of an additional 500 million shares of common stock. Unless modified or revoked by the Board, these authorizations do not expire.

136	Wells Fargo & Company

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

Wells Fargo & Company	137

Note 23: Regulatory Capital Requirements and Other Restrictions (continued)
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2021     WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

138	Wells Fargo & Company