Form 10-Q
period 2021-06-30
WELLS FARGO & COMPANY/MN
filed 2021-07-28
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 19, 2021
Common stock, $1-2/3 par value	4,106,410,513

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data (1)
	Quarter ended			Jun 30, 2021 % Change from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020	% Change
Selected Income Statement Data
Total revenue	$20,270	18,532	18,286	9%	11	$38,802	36,459	6%
Noninterest expense	13,341	13,989	14,551	(5)	(8)	27,330	27,599	(1)
Pre-tax pre-provision profit (PTPP) (2)	6,929	4,543	3,735	53	86	11,472	8,860	29
Provision for credit losses	(1,260)	(1,048)	9,534	(20)	NM	(2,308)	13,539	NM
Wells Fargo net income (loss)	6,040	4,636	(3,846)	30	NM	10,676	(2,930)	NM
Wells Fargo net income (loss) applicable to common stock	5,743	4,256	(4,160)	35	NM	9,999	(3,856)	NM
Common Share Data
Diluted earnings (loss) per common share	1.38	1.02	(1.01)	35	NM	2.40	(0.94)	NM
Dividends declared per common share	0.10	0.10	0.51	—	(80)	0.20	1.02	(80)
Common shares outstanding	4,108.0	4,141.1	4,119.6	(1)	—
Average common shares outstanding	4,124.6	4,141.3	4,105.5	—	—	4,132.9	4,105.2	1
Diluted average common shares outstanding (3)	4,156.1	4,171.0	4,105.5	—	1	4,164.6	4,105.2	1
Book value per common share (4)	$41.74	40.27	38.31	4	9
Tangible book value per common share (4)(5)	34.95	33.49	31.52	4	11
Selected Equity Data (period-end)
Total equity	193,127	188,034	178,635	3	8
Common stockholders' equity	171,453	166,748	157,835	3	9
Tangible common equity (5)	143,577	138,702	129,842	4	11
Performance Ratios
Return on average assets (ROA) (6)	1.25%	0.97	(0.79)			1.11%	(0.30)
Return on average equity (ROE) (7)	13.6	10.3	(10.2)			12.0	(4.7)
Return on average tangible common equity (ROTCE) (5)	16.3	12.4	(12.3)			14.4	(5.7)
Efficiency ratio (8)	66	75	80			70	76
Net interest margin on a taxable-equivalent basis	2.02	2.05	2.25			2.04	2.42
Selected Balance Sheet Data (average)
Loans	$854,747	873,439	971,266	(2)	(12)	$864,041	968,156	(11)
Assets	1,939,879	1,934,425	1,947,180	—	—	1,937,167	1,948,025	(1)
Deposits	1,435,824	1,393,472	1,386,656	3	4	1,414,765	1,362,309	4
Selected Balance Sheet Data (period-end)
Debt securities	533,565	505,826	472,580	5	13
Loans	852,300	861,572	935,155	(1)	(9)
Allowance for credit losses for loans	16,391	18,043	20,436	(9)	(20)
Equity securities	64,547	57,702	50,776	12	27
Assets	1,945,996	1,957,264	1,967,048	(1)	(1)
Deposits	1,440,472	1,437,119	1,410,711	—	2

Headcount (#) (period-end)	259,196	264,513	276,013	(2)	(6)
Capital and other metrics
Risk-based capital ratios and components (9):
Standardized Approach:
Common equity tier 1 (CET1)	12.07%	11.85	10.97
Tier 1 capital	13.71	13.54	12.60
Total capital	16.84	16.75	15.88
Risk-weighted assets (RWAs) (in billions)	1,188.7	1,179.0	1,213.1	1	(2)
Advanced Approach:
Common equity tier 1 (CET1)	12.73%	12.60	11.13
Tier 1 capital	14.47	14.39	12.79
Total capital	16.88	16.92	15.29
Risk-weighted assets (RWAs) (in billions)	$1,126.5	1,109.4	1,195.4	2	(6)
Tier 1 leverage ratio	8.53%	8.36	7.95
Supplementary Leverage Ratio (SLR)	7.09	7.91	7.52
Total Loss Absorbing Capacity (TLAC) Ratio (10)	25.11	25.18	25.33
Liquidity Coverage Ratio (LCR) (11)	123	127	129
NM – Not meaningful
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period financial statement line items have been revised to conform with the current period presentation. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, see the “Recent Developments” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)In second quarter 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.
(4)Book value per common share is common stockholders' equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
(5)Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on nonmarketable equity securities, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
(6)Represents Wells Fargo net income (loss) divided by average assets.
(7)Represents Wells Fargo net income (loss) applicable to common stock divided by average common stockholders’ equity.
(8)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(9)The information presented reflects fully phased-in CET1, tier 1 capital, and RWAs, but reflects total capital in accordance with transition requirements. For additional information, see the “Capital Management” section and Note 23 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
(10)Represents TLAC divided by the greater of RWAs determined under the Standardized and Advanced Approaches, which is our binding TLAC ratio.
(11)Represents high-quality liquid assets divided by projected net cash outflows, as each is defined under the LCR rule.

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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is the leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 37 on Fortune’s 2021 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2021.
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

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Due to the COVID-19 pandemic, on April 8, 2020, the FRB amended the consent order to allow the Company to exclude from the asset cap any on-balance sheet exposure resulting from loans made by the Company in connection with the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. As required under the amendment to the consent order, to the extent the Company chooses to exclude these exposures from the asset cap, certain fees and other economic benefits received by the Company from loans made in connection with these programs shall be transferred to the U.S. Treasury or to non-profit organizations approved by the FRB that support small businesses. As of June 30, 2021, the Company had not excluded these exposures from the asset cap. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company. The Company continues to work to address the provisions of the consent orders. The Company has not yet satisfied certain aspects of the consent orders, and as a result, we believe regulators may impose additional penalties or take other enforcement actions.

Wells Fargo & Company	3

Overview (continued)
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

Recent Developments
Change in Accounting Policies
In second quarter 2021, we retroactively changed the accounting for certain tax-advantaged investments to better align the financial statement presentation with the economic impact of these investments.
Specifically, we elected to change our accounting for low-income housing tax credit investments from the equity method of accounting to the proportional amortization method. Under the proportional amortization method, the amortization of the investments and the related tax impacts are recognized in income tax expense. Previously, we recognized the amortization of the investments in other noninterest income and the related tax impacts were recognized in income tax expense.
Also, we elected to change the presentation of investment tax credits related to solar energy investments. We reclassified the investment tax credits on our consolidated balance sheet from accrued expenses and other liabilities to a reduction of the carrying value of the investment balances. We also reclassified the investment tax credits from income tax expense to interest income for solar energy leases or noninterest income for solar energy equity investments.
These changes had a nominal impact on net income and retained earnings on an annual basis; however, our quarterly results were affected in both the second and third quarters of
2020 due to the impact of these changes on the estimated annual effective income tax rate applied to each quarter. These changes also improved our efficiency ratio and generally increased our effective income tax rate from what was previously reported.
Prior period financial statement line items have been revised to conform with the current period presentation. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, including the financial statement line items impacted by these changes, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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

PAYCHECK PROTECTION PROGRAM The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) created funding for the Small Business Administration’s (SBA) loan program providing forgiveness of up to the full principal amount of qualifying loans guaranteed under a program called the Paycheck Protection Program (PPP). Since its inception, we have funded approximately 282,000 loans under the PPP totaling approximately $14.0 billion, and more than $5.8 billion of principal forgiveness has been provided on qualifying PPP loans. We deferred approximately $420 million of SBA processing fees in 2020 that will be recognized as interest income over the terms of the loans. We voluntarily committed to donate all of the gross processing fees received from PPP loans funded in 2020. Through June 30, 2021, we donated approximately $260 million of these processing fees. We funded approximately $3.5 billion of PPP loans in the first half of 2021 and deferred approximately $270 million of related SBA processing fees that will be recognized as interest income over the terms of the loans. We have committed to donate any net profits from processing fees received from PPP loans funded in 2021. For additional information on the CARES Act and the PPP, see the “Overview – Recent Developments – COVID-19 Pandemic” section in our 2020 Form 10-K.

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

4	Wells Fargo & Company

a transition away from LIBOR, see the “Overview – Recent Developments – LIBOR Transition” section in our 2020 Form
10-K. For information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2020 Form 10-K.

Capital Actions and Restrictions
In June 2021, the Company completed the 2021 Comprehensive Capital Analysis and Review (CCAR) stress test process. We expect our stress capital buffer (SCB) for the period October 1, 2021, through September 30, 2022, to be 3.10%. The FRB has indicated it will publish our final SCB by August 31, 2021.
On July 27, 2021, the Board approved an increase to the Company's third quarter 2021 common stock dividend to $0.20 per share. Additionally, our capital plan includes gross common share repurchases of approximately $18 billion for the four-quarter period beginning third quarter 2021 through second quarter 2022.
For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.
In June 2021, we redeemed the remaining $350 million of our Non-Cumulative Perpetual Class A Preferred Stock, Series N. In July 2021, we issued $1.25 billion of our Preferred Stock, Series DD.

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
In the first half of 2021, we completed substantially all of the previously announced sale of our student loan portfolio, which resulted in gains in other noninterest income of $208 million and $147 million in first and second quarter 2021, respectively, and goodwill write-downs in other noninterest expense of $104 million and $79 million in first and second quarter 2021, respectively.
Financial Performance

Consolidated Financial Highlights
	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected income statement data
Net interest income	$8,800	9,892	(1,092)	(11)%	$17,608	21,222	(3,614)	(17)%
Noninterest income	11,470	8,394	3,076	37	21,194	15,237	5,957	39
Total revenue	20,270	18,286	1,984	11	38,802	36,459	2,343	6
Net charge-offs	379	1,114	(735)	(66)	902	2,055	(1,153)	(56)
Change in the allowance for credit losses	(1,639)	8,420	(10,059)	NM	(3,210)	11,484	(14,694)	NM
Provision for credit losses	(1,260)	9,534	(10,794)	NM	(2,308)	13,539	(15,847)	NM
Noninterest expense	13,341	14,551	(1,210)	(8)	27,330	27,599	(269)	(1)
Income tax expense	1,445	(2,001)	3,446	NM	2,346	(1,648)	3,994	NM
Wells Fargo net income	6,040	(3,846)	9,886	NM	10,676	(2,930)	13,606	NM
Wells Fargo net income applicable to common stock	5,743	(4,160)	9,903	NM	9,999	(3,856)	13,855	NM
NM – Not meaningful

In second quarter 2021, we generated $6.0 billion of net income and diluted earnings per common share (EPS) of $1.38, compared with a net loss of $3.8 billion and diluted loss per common share of $1.01 in the same period a year ago. Financial performance for second quarter 2021, compared with the same period a year ago, included the following:
•total revenue increased due to higher net gains from equity securities and mortgage banking income, partially offset by lower net interest income;
•provision for credit losses decreased reflecting lower net charge-offs and improvements in the economic environment;
•noninterest expense decreased due to lower operating losses and lower professional and outside services expense;
•average loans decreased due to paydowns exceeding originations in the residential mortgage and credit card portfolios, weak demand for commercial loans, and the reclassification of student loans, included in other consumer loans, to loans held for sale after the announced sale of the portfolio in fourth quarter 2020; and
•average deposits increased driven by growth in consumer deposits in the Consumer Banking and Lending and Wealth and Investment Management (WIM) operating segments due to higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

In the first half of 2021, we generated $10.7 billion of net income and diluted EPS of $2.40, compared with a net loss of $2.9 billion and diluted loss per common share of $0.94 in the same period a year ago. Financial performance for the first half of 2021, compared with the same period a year ago, included the following:
•total revenue increased due to higher net gains from equity securities and mortgage banking income, partially offset by lower net interest income;
•provision for credit losses decreased reflecting lower net charge-offs due to better portfolio credit quality driven by improvements in the economic environment;

Wells Fargo & Company	5

Overview (continued)
•noninterest expense decreased due to lower operating losses and lower professional and outside services expense, partially offset by higher personnel expense;
•average loans decreased due to paydowns exceeding originations in the residential mortgage and credit card portfolios, weak demand for commercial loans, and the reclassification of student loans, included in other consumer loans, to loans held for sale after the announced sale of the portfolio in fourth quarter 2020; and
•average deposits increased driven by growth in consumer deposits in the Consumer Banking and Lending and Wealth and Investment Management (WIM) operating segments due to higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

Capital and Liquidity
We maintained a strong capital position in the first half of 2021, with total equity of $193.1 billion at June 30, 2021, compared with $185.7 billion at December 31, 2020. Our liquidity and regulatory capital ratios remained strong at June 30, 2021, including:
•our liquidity coverage ratio (LCR) was 123%, which continued to exceed the regulatory minimum of 100%;
•our Common Equity Tier 1 (CET1) ratio was 12.07%, which continued to exceed both the regulatory requirement of 9% and our current internal target; and
•our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.11%, compared with the regulatory requirement of 21.50%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the improving economic environment.
•The allowance for credit losses (ACL) for loans of $16.4 billion at June 30, 2021, decreased $3.3 billion from December 31, 2020.
•Our provision for credit losses for loans was $(2.4) billion in the first half of 2021, down from $13.4 billion in the same period a year ago. The decrease in the ACL for loans and the provision for credit losses in the first half of 2021, compared with the same period a year ago, reflected improvements in current and forecasted economic conditions.
•The allowance coverage for total loans was 1.92% at June 30, 2021, compared with 2.22% at December 31, 2020.
•Commercial portfolio net loan charge-offs were $80 million, or 7 basis points of average commercial loans, in second quarter 2021, compared with net loan charge-offs of $602 million, or 44 basis points, in the same period a year ago, predominantly driven by lower losses in our commercial and industrial portfolio primarily within the oil, gas and pipelines industry, and in the real estate mortgage portfolio.
•Consumer portfolio net loan charge-offs were $301 million, or 32 basis points of average consumer loans, in second quarter 2021, compared with net loan charge-offs of $511 million, or 48 basis points, in the same period a year ago, driven by lower losses in all consumer loan portfolios as a result of payment deferral activities, government stimulus programs instituted in response to the COVID-19 pandemic, and the sale of a portion of our student loan portfolio.
•Nonperforming assets (NPAs) of $7.5 billion at June 30, 2021, decreased $1.4 billion, or 16%, from December 31, 2020, predominantly driven by decreases in our commercial and industrial portfolio reflecting improvements in the economic environment, and decreases in our residential mortgage portfolios reflecting loan sales and payment deferral activities. NPAs represented 0.88% of total loans at June 30, 2021.

Earnings Performance
Wells Fargo net income for second quarter 2021 was $6.0 billion ($1.38 diluted EPS), compared with a net loss of $3.8 billion ($1.01 diluted loss per common share) in the same period a year ago. Net income increased in second quarter 2021, compared with the same period a year ago, predominantly due to a $10.8 billion decrease in provision for credit losses, a $3.1 billion increase in noninterest income, and a $1.2 billion decrease in noninterest expense, partially offset by a $3.4 billion increase in income tax expense and a $1.1 billion decrease in net interest income.
Net income for the first half of 2021 was $10.7 billion ($2.40 diluted EPS), compared with a net loss of $2.9 billion ($0.94 diluted loss per common share) in the same period a year ago. Net income increased in the first half of 2021, compared with the same period a year ago, predominantly due to a $15.8 billion decrease in provision for credit losses and a $6.0 billion increase in noninterest income, partially offset by a $4.0 billion increase in income tax expense and a $3.6 billion decrease in net interest income.
Net Interest Income
Net interest income and net interest margin decreased in both the second quarter and first half of 2021, compared with the same periods a year ago, due to the impact of lower interest rates and lower loan balances reflecting soft demand and elevated prepayments, as well as higher mortgage-backed securities premium amortization, partially offset by a reduction in long-term debt. The first half of 2021 was also impacted by unfavorable hedge ineffectiveness accounting results.
Table 1 presents the individual components of net interest income and the net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended June 30, 2021 and 2020.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2020 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2021			2020
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$255,237	70	0.11%	$176,327	51	0.12%
Federal funds sold and securities purchased under resale agreements	72,513	3	0.02	76,384	2	0.01
Debt securities:
Trading debt securities	84,612	501	2.37	96,049	663	2.76
Available-for-sale debt securities	192,418	686	1.43	232,444	1,416	2.44
Held-to-maturity debt securities	237,812	1,106	1.86	166,804	968	2.33
Total debt securities	514,842	2,293	1.78	495,297	3,047	2.46
Loans held for sale (2)	27,173	193	2.85	27,610	237	3.45
Loans:
Commercial loans:
Commercial and industrial – U.S.	248,153	1,627	2.63	310,104	1,990	2.58
Commercial and industrial – Non-U.S.	70,764	374	2.12	72,241	445	2.48
Real estate mortgage	120,526	823	2.74	123,525	930	3.03
Real estate construction	22,015	169	3.08	21,361	179	3.37
Lease financing	15,565	174	4.49	18,087	210	4.62
Total commercial loans	477,023	3,167	2.66	545,318	3,754	2.77
Consumer loans:
Residential mortgage – first lien	247,815	1,957	3.16	280,878	2,414	3.44
Residential mortgage – junior lien	20,457	211	4.13	27,700	292	4.24
Credit card	34,211	979	11.48	36,539	979	10.78
Auto	50,014	563	4.52	48,441	601	4.99
Other consumer	25,227	233	3.70	32,390	440	5.45
Total consumer loans	377,724	3,943	4.18	425,948	4,726	4.45
Total loans (2)	854,747	7,110	3.33	971,266	8,480	3.50
Equity securities	29,773	133	1.77	27,417	117	1.70
Other	9,103	1	0.04	7,715	—	(0.02)
Total interest-earning assets	1,763,388	9,803	2.23	1,782,016	11,934	2.69
Cash and due from banks	24,336	—		21,227	—
Goodwill	26,213	—		26,384	—
Other (3)	125,942	—		117,553	—
Total noninterest-earning assets	176,491	—		165,164	—
Total assets	$1,939,879	9,803		1,947,180	11,934
Liabilities
Deposits:
Demand deposits	$452,184	31	0.03%	$53,592	9	0.07%
Savings deposits	422,650	32	0.03	799,949	311	0.16
Time deposits	37,116	29	0.32	86,971	224	1.04
Deposits in non-U.S offices	29,796	—	—	37,682	41	0.44
Total interest-bearing deposits	941,746	92	0.04	978,194	585	0.24
Short-term borrowings	48,505	(11)	(0.09)	63,535	(17)	(0.10)
Long-term debt	181,101	712	1.57	232,395	1,237	2.13
Other liabilities	27,718	101	1.47	29,947	116	1.53
Total interest-bearing liabilities	1,199,070	894	0.30	1,304,071	1,921	0.59
Noninterest-bearing demand deposits	494,078	—		408,462	—
Other noninterest-bearing liabilities	55,763	—		50,575	—
Total noninterest-bearing liabilities	549,841	—		459,037	—
Total liabilities	1,748,911	894		1,763,108	1,921
Total equity (3)	190,968	—		184,072	—
Total liabilities and equity	$1,939,879	894		1,947,180	1,921

Interest rate spread on a taxable-equivalent basis (3)			1.93%			2.10%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$8,909	2.02%		$10,013	2.25%

(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Six months ended June 30,
			2021			2020
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$239,425	127	0.11%	$152,924	432	0.57%
Federal funds sold and securities purchased under resale agreements	72,332	10	0.03	91,969	382	0.84
Debt securities:
Trading debt securities	85,990	1,035	2.41	98,556	1,433	2.91
Available-for-sale debt securities	199,642	1,527	1.53	242,501	3,226	2.66
Held-to-maturity debt securities	227,377	2,133	1.88	162,348	1,977	2.44
Total debt securities	513,009	4,695	1.83	503,405	6,636	2.64
Loans held for sale (2)	30,843	524	3.41	24,728	446	3.62
Loans:
Commercial loans:
Commercial and industrial – U.S.	250,510	3,223	2.59	299,303	4,536	3.05
Commercial and industrial – Non-U.S.	68,106	712	2.11	71,451	1,001	2.82
Real estate mortgage	120,629	1,635	2.73	122,656	2,117	3.47
Real estate construction	21,886	335	3.09	20,819	408	3.94
Lease financing	15,681	358	4.55	18,687	443	4.74
Total commercial loans	476,812	6,263	2.64	532,916	8,505	3.21
Consumer loans:
Residential mortgage – first lien	256,982	4,025	3.13	287,217	5,064	3.53
Residential mortgage – junior lien	21,384	439	4.13	28,303	662	4.70
Credit card	34,705	2,012	11.69	38,147	2,186	11.53
Auto	49,351	1,123	4.59	48,350	1,197	4.98
Other consumer	24,807	466	3.79	33,223	974	5.89
Total consumer loans	387,229	8,065	4.18	435,240	10,083	4.65
Total loans (2)	864,041	14,328	3.33	968,156	18,588	3.85
Equity securities	29,604	270	1.82	32,475	325	2.00
Other	9,299	2	0.04	7,573	14	0.37
Total interest-earning assets	1,758,553	19,956	2.28	1,781,230	26,823	3.02
Cash and due from banks	24,466	—		20,899	—
Goodwill	26,297	—		26,386	—
Other(3)	127,851	—		119,510	—
Total noninterest-earning assets	178,614	—		166,795	—
Total assets	$1,937,167	19,956		1,948,025	26,823
Liabilities
Deposits:
Demand deposits	$448,495	64	0.03%	$58,339	144	0.50%
Savings deposits	417,153	64	0.03	781,044	1,289	0.33
Time deposits	40,552	76	0.38	99,524	690	1.39
Deposits in non-U.S. offices	30,260	—	—	45,508	204	0.90
Total interest-bearing deposits	936,460	204	0.04	984,415	2,327	0.48
Short-term borrowings	53,764	(20)	(0.08)	83,256	275	0.66
Long-term debt	189,673	1,738	1.83	230,699	2,477	2.15
Other liabilities	28,294	210	1.49	30,073	258	1.71
Total interest-bearing liabilities	1,208,191	2,132	0.35	1,328,443	5,337	0.81
Noninterest-bearing demand deposits	478,305	—		377,894	—
Other noninterest-bearing liabilities	60,645	—		55,706	—
Total noninterest-bearing liabilities	538,950	—		433,600	—
Total liabilities	1,747,141	2,132		1,762,043	5,337
Total equity (3)	190,026	—		185,982	—
Total liabilities and equity	$1,937,167	2,132		1,948,025	5,337

Interest rate spread on a taxable-equivalent basis (3)			1.93%			2.21%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$17,824	2.04%		$21,486	2.42%
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
(3)Includes taxable-equivalent adjustments of $109 million and $121 million for the quarters ended June 30, 2021 and 2020, respectively, and $216 million and $264 million for the first half of 2021 and 2020, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Deposit-related fees	$1,342	1,142	200	18%	$2,597	2,589	8	—%
Lending-related fees	362	323	39	12	723	673	50	7
Investment advisory and other asset-based fees	2,794	2,254	540	24	5,550	4,760	790	17
Commissions and brokerage services fees	580	550	30	5	1,216	1,227	(11)	(1)
Investment banking fees	570	547	23	4	1,138	938	200	21
Card fees	1,077	797	280	35	2,026	1,689	337	20
Servicing income, net	(21)	(689)	668	97	(120)	(418)	298	71
Net gains on mortgage loan originations/sales	1,357	1,006	351	35	2,782	1,114	1,668	150
Mortgage banking	1,336	317	1,019	321	2,662	696	1,966	282
Net gains from trading activities	21	807	(786)	(97)	369	871	(502)	(58)
Net gains on debt securities	—	212	(212)	(100)	151	449	(298)	(66)
Net gains (losses) from equity securities	2,696	533	2,163	406	3,088	(868)	3,956	NM
Lease income	313	335	(22)	(7)	628	688	(60)	(9)
Other	379	577	(198)	(34)	1,046	1,525	(479)	(31)
Total	$11,470	8,394	3,076	37	$21,194	15,237	5,957	39
NM – Not meaningful

Second quarter 2021 vs. second quarter 2020

Deposit-related fees increased driven by:
•lower fee waivers and reversals compared with a second quarter 2020 that included elevated fee waivers due to our actions to support customers during the COVID-19 pandemic; and
•higher treasury management fees on commercial accounts driven by an increase in transaction service volumes and repricing.

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

Card fees increased reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Servicing income, net increased due to:
•higher income from mortgage servicing right (MSR) valuation changes and related hedges driven by negative valuation adjustments in second quarter 2020 for higher expected servicing costs and prepayment estimates due to changes in economic conditions;
partially offset by:
•lower servicing fees due to a lower balance of loans serviced for others resulting from prepayments.

Net gains on mortgage loan originations/sales increased
driven by:
•higher gains related to the re-securitization of loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools in 2020; and
•higher residential real estate held for sale (HFS) origination volumes in our retail production channel;
partially offset by:
•lower HFS origination volumes in our correspondent production channel; and
•lower margins in our retail and correspondent production channels.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities decreased driven by fewer gains in asset-backed finance and credit products due to limited credit spread movement compared with a second quarter 2020 that reflected gains driven by volatility in credit spreads from the impact of the COVID-19 pandemic.

Net gains on debt securities decreased due to lower gains from fewer sales of agency mortgage-backed securities (MBS) and municipal bonds.

Net gains (losses) from equity securities increased driven by:
•higher unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses; and
•higher realized gains on the sales of equity securities;
partially offset by:
•lower gains on deferred compensation plan investments (largely offset in personnel expense). Refer to Table 3a for the results for our deferred compensation plan and related hedges.

Other income decreased due to:
•lower gains on the sales of residential mortgage loans which were reclassified to held for sale in 2019; and
•higher valuation losses related to the retained litigation risk, including the timing and amount of final settlement, associated with shares of Visa Class B common stock that

Wells Fargo & Company	9

Earnings Performance (continued)
we sold. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2020 Form 10-K;
partially offset by:
•a gain on the sale of a portion of our student loan portfolio.

First half of 2021 vs. first half of 2020

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

Investment banking fees increased driven by higher loan syndication fees, advisory fees, and equity underwriting fees.

Card fees increased reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Servicing income, net increased reflecting:
•higher income from MSR valuation changes and related hedges driven by negative valuation adjustments to the MSR in the first half of 2020 for higher expected servicing costs and prepayment estimates due to changes in economic conditions;
partially offset by:
•lower servicing fees due to a lower balance of loans serviced for others resulting from prepayments.

Net gains on mortgage loan originations/sales increased
driven by:
•higher margins in our retail production channel;
•higher HFS origination volume in our retail production channel;
•higher gains related to the re-securitization of loans we purchased from GNMA loan securitization pools in 2020; and
•higher gains due to losses in the first half of 2020 driven by the impact of interest rate volatility on hedging activities associated with our residential mortgage loans held for sale portfolio and pipeline, as well as valuation losses on certain residential and commercial loans held for sale due to market conditions.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.
Net gains from trading activities decreased reflecting:
•lower client trading activity for interest rate products, equities, and commodities;
partially offset by:
•higher client trading activity for asset-backed finance products.

Net gains on debt securities decreased due to lower gains from fewer sales of agency MBS and municipal bonds.

Net gains (losses) from equity securities increased driven by:
•higher unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses;
•lower impairment on equity securities due to the market impact of the COVID-19 pandemic in first quarter 2020;
•higher realized gains on the sales of equity securities; and
•higher gains on deferred compensation plan investments (largely offset in personnel expense). Refer to Table 3a for the results for our deferred compensation plan and related hedges.

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
partially offset by:
•a gain on the sale of substantially all of our student loan portfolio; and
•higher income from investments accounted for under the equity method.

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Personnel	$8,818	8,916	(98)	(1)%	$18,376	17,239	1,137	7%
Technology, telecommunications and equipment	815	672	143	21	1,659	1,470	189	13
Occupancy	735	871	(136)	(16)	1,505	1,586	(81)	(5)
Operating losses	303	1,219	(916)	(75)	516	1,683	(1,167)	(69)
Professional and outside services	1,450	1,676	(226)	(13)	2,838	3,282	(444)	(14)
Leases (1)	226	244	(18)	(7)	452	504	(52)	(10)
Advertising and promotion	132	137	(5)	(4)	222	318	(96)	(30)
Restructuring charges	(4)	—	(4)	NM	9	—	9	NM
Other	866	816	50	6	1,753	1,517	236	16
Total	$13,341	14,551	(1,210)	(8)	$27,330	27,599	(269)	(1)
NM – Not meaningful
(1)Represents expenses for assets we lease to customers.
Second quarter 2021 vs. second quarter 2020

Personnel expense decreased driven by:
•lower salaries as a result of reduced headcount; and
•lower deferred compensation expense;
partially offset by:
•higher incentive compensation expense, including the impact of higher market valuations on stock-based compensation; and
•higher revenue-related compensation expense.

Technology, telecommunications and equipment expense increased due to higher expense for technology contracts and the reversal of a software licensing liability accrual in second quarter 2020.

Occupancy expense decreased driven by:
•lower rent expense; and
•lower cleaning fees, supplies, and equipment expenses compared with a second quarter 2020 that included higher expenses due to the COVID-19 pandemic.

Operating losses decreased driven by lower expense for litigation accruals and customer remediation accruals.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.
Other expenses increased driven by a write-down of goodwill in second quarter 2021 related to the sale of a portion of our student loan portfolio.

First half of 2021 vs. first half of 2020

Personnel expense increased driven by:
•higher incentive compensation expense, including the impact of higher market valuations on stock-based compensation;
•higher revenue-related compensation expense; and
•higher deferred compensation expense;
partially offset by:
•lower salaries as a result of reduced headcount.

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
Table 3a: Deferred Compensation and Related Hedges

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net interest income	$—	3	$—	15
Net gains (losses) from equity securities	1	346	1	(275)
Total revenue (losses) from deferred compensation plan investments	1	349	1	(260)
Decrease (increase) in deferred compensation plan liabilities	(257)	(490)	(422)	108
Net derivative gains from economic hedges of deferred compensation	239	141	399	141
Decrease (increase) in personnel expense	(18)	(349)	(23)	249
Loss before income tax expense	$(17)	—	$(22)	(11)
Technology, telecommunications and equipment expense increased due to higher expense for technology contracts and the reversal of a software licensing liability accrual in second quarter 2020.

Wells Fargo & Company	11

Earnings Performance (continued)
Occupancy expense decreased driven by:
•lower rent expense; and
•lower cleaning fees, supplies, and equipment expenses compared with a first half of 2020 that included higher expenses due to the COVID-19 pandemic.

Operating losses decreased driven by lower expense for litigation accruals and customer remediation accruals.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Advertising and promotion expense decreased driven by a continued reduction in marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.

Restructuring charges increased related to our efficiency initiatives that began in third quarter 2020. For additional information on restructuring charges, see Note 19 (Restructuring Charges) to Financial Statements in this Report.

Other expenses increased driven by:
•a write-down of goodwill in the first half of 2021 related to the sale of substantially all of our student loan portfolio;
•higher charitable donations expense driven by the donation of PPP processing fees; and
•higher Federal Deposit Insurance Corporation (FDIC) deposit assessment expense driven by a higher assessment rate;
partially offset by:
•a reduction in business travel and company events due to the impact of the COVID-19 pandemic.

Income Tax Expense
Income tax expense was $1.4 billion in second quarter 2021, compared with an income tax benefit of $2.0 billion in the same period a year ago. The effective income tax rate was 19.3% for second quarter 2021, compared with 34.2% for the same period a year ago.
Income tax expense was $2.3 billion in the first half of 2021, compared with an income tax benefit of $1.6 billion in the same period a year ago. The effective income tax rate was 18.0% for the first half of 2021, compared with 36.0% for the same period a year ago.
The increase in our income tax expense for both the second quarter and first half of 2021, compared with the same periods a year ago, was driven by higher pre-tax income, including the impact of the changes in accounting policy for certain tax-advantaged investments. For additional information on the changes in accounting policy, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

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
In March 2021, we announced an agreement to sell our Corporate Trust Services business and, in second quarter 2021, we moved the business from the Commercial Banking operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. This change did not impact the previously reported consolidated financial results of the Company.
In second quarter 2021, we elected to change our accounting method for low-income housing tax credit (LIHTC) investments and elected to change the presentation of investment tax credits related to solar energy investments. These accounting policy changes had a nominal impact on reportable operating segment results. Prior period financial statement line items for the Company, as well as for the reportable operating segments, have been revised to conform with the current period presentation. Our LIHTC investments are included in the Corporate and Investment Banking operating segment and our solar energy investments are included in the Commercial Banking operating segment. For additional information, see the “Recent Developments” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

12	Wells Fargo & Company

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
Table 4: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer and Small Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Affiliated venture capital and private equity businesses • Non-strategic businesses

Table 5 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 5: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2021
Net interest income	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	8,686	2,108	3,338	3,536	3,023	(421)	20,270
Provision for credit losses	(367)	(382)	(501)	24	(34)	—	(1,260)
Noninterest expense	6,202	1,443	1,805	2,891	1,000	—	13,341
Income (loss) before income tax expense (benefit)	2,851	1,047	2,034	621	2,057	(421)	8,189
Income tax expense (benefit)	713	261	513	156	223	(421)	1,445
Net income before noncontrolling interests	2,138	786	1,521	465	1,834	—	6,744
Less: Net income (loss) from noncontrolling interests	—	2	(2)	—	704	—	704
Net income	$2,138	784	1,523	465	1,130	—	6,040
Quarter ended June 30, 2020
Net interest income	$5,717	1,554	1,963	719	60	(121)	9,892
Noninterest income	1,891	797	2,096	2,487	1,318	(195)	8,394
Total revenue	7,608	2,351	4,059	3,206	1,378	(316)	18,286
Provision for credit losses	3,102	2,295	3,756	255	126	—	9,534
Noninterest expense	6,933	1,580	2,044	2,743	1,251	—	14,551
Income (loss) before income tax expense (benefit)	(2,427)	(1,524)	(1,741)	208	1	(316)	(5,799)
Income tax expense (benefit)	(650)	(379)	(408)	52	(300)	(316)	(2,001)
Net income (loss) before noncontrolling interests	(1,777)	(1,145)	(1,333)	156	301	—	(3,798)
Less: Net income from noncontrolling interests	—	1	—	—	47	—	48
Net income (loss)	$(1,777)	(1,146)	(1,333)	156	254	—	(3,846)
Six months ended June 30, 2021
Net interest income	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	17,340	4,189	6,942	7,080	4,050	(799)	38,802
Provision for credit losses	(786)	(781)	(785)	(19)	63	—	(2,308)
Noninterest expense	12,469	3,073	3,638	5,919	2,231	—	27,330
Income (loss) before income tax expense (benefit)	5,657	1,897	4,089	1,180	1,756	(799)	13,780
Income tax expense (benefit)	1,415	473	1,013	296	(52)	(799)	2,346
Net income before noncontrolling interests	4,242	1,424	3,076	884	1,808	—	11,434
Less: Net income (loss) from noncontrolling interests	—	3	(2)	—	757	—	758
Net income	$4,242	1,421	3,078	884	1,051	—	10,676
Six months ended June 30, 2020
Net interest income	$11,719	3,287	3,984	1,557	939	(264)	21,222
Noninterest income	4,538	1,409	3,483	4,919	1,303	(415)	15,237
Total revenue	16,257	4,696	7,467	6,476	2,242	(679)	36,459
Provision for credit losses	4,671	3,336	4,881	263	388	—	13,539
Noninterest expense	13,190	3,153	3,914	5,400	1,942	—	27,599
Income (loss) before income tax expense (benefit)	(1,604)	(1,793)	(1,328)	813	(88)	(679)	(4,679)
Income tax expense (benefit)	(445)	(442)	(307)	204	21	(679)	(1,648)
Net income (loss) before noncontrolling interests	(1,159)	(1,351)	(1,021)	609	(109)	—	(3,031)
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(103)	—	(101)
Net income (loss)	$(1,159)	(1,353)	(1,021)	609	(6)	—	(2,930)
(1)All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see the “Corporate” section below. In March 2021, we announced an agreement to sell our Corporate Trust Services business and, in second quarter 2021, we moved the business from the Commercial Banking operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation.
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

14	Wells Fargo & Company

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
Table 5a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$5,618	5,717	(99)	(2)%	$11,233	11,719	(486)	(4)%
Noninterest income:
Deposit-related fees	732	575	157	27	1,393	1,454	(61)	(4)
Card fees	1,017	749	268	36	1,909	1,568	341	22
Mortgage banking	1,158	256	902	352	2,417	598	1,819	304
Other	161	311	(150)	(48)	388	918	(530)	(58)
Total noninterest income	3,068	1,891	1,177	62	6,107	4,538	1,569	35
Total revenue	8,686	7,608	1,078	14	17,340	16,257	1,083	7
Net charge-offs	359	553	(194)	(35)	729	1,174	(445)	(38)
Change in the allowance for credit losses	(726)	2,549	(3,275)	NM	(1,515)	3,497	(5,012)	NM
Provision for credit losses	(367)	3,102	(3,469)	NM	(786)	4,671	(5,457)	NM
Noninterest expense	6,202	6,933	(731)	(11)	12,469	13,190	(721)	(5)
Income (loss) before income tax expense (benefit)	2,851	(2,427)	5,278	NM	5,657	(1,604)	7,261	NM
Income tax expense (benefit)	713	(650)	1,363	NM	1,415	(445)	1,860	NM
Net income (loss)	$2,138	(1,777)	3,915	NM	$4,242	(1,159)	5,401	NM
Revenue by Line of Business
Consumer and Small Business Banking	$4,714	4,401	313	7	$9,264	9,262	2	—
Consumer Lending:
Home Lending	2,072	1,477	595	40	4,299	3,353	946	28
Credit Card	1,363	1,196	167	14	2,709	2,571	138	5
Auto	415	388	27	7	818	768	50	7
Personal Lending	122	146	(24)	(16)	250	303	(53)	(17)
Total revenue	$8,686	7,608	1,078	14	$17,340	16,257	1,083	7

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	17.3%	(15.5)			17.2%	(5.5)
Efficiency ratio (2)	71	91			72	81
Headcount (#) (period-end)	116,185	133,876		(13)	116,185	133,876		(13)
Retail bank branches (#)	4,878	5,300		(8)	4,878	5,300		(8)
Digital active customers (# in millions) (3)	32.6	31.1		5	32.6	31.1		5
Mobile active customers (# in millions) (3)	26.8	25.2		6	26.8	25.2		6

Consumer and Small Business Banking:
Deposit spread (4)	1.5%	1.8			1.6%	1.9
Debit card purchase volume ($ in billions) (5)	$122.0	93.1	28.9	31	$230.5	183.7	46.8	25
Debit card purchase transactions (# in millions) (5)	2,504	2,027		24	4,770	4,222		13

(continued on following page)

Wells Fargo & Company	15

Earnings Performance (continued)
(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Home Lending:
Mortgage banking:
Servicing income, net	$(76)	(666)	590	89%	$(199)	(409)	210	51%
Net gains on mortgage loan originations/sales	1,234	922	312	34	2,616	1,007	1,609	160
Total mortgage banking	$1,158	256	902	352	$2,417	598	1,819	304

Originations ($ in billions):
Retail	$36.9	30.5	6.4	21	$70.5	53.6	16.9	32
Correspondent	16.3	28.7	(12.4)	(43)	34.5	53.6	(19.1)	(36)
Total originations	$53.2	59.2	(6.0)	(10)	$105.0	107.2	(2.2)	(2)

% of originations held for sale (HFS)	65.6%	71.8			70.7%	70.7
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$769.4	989.5	(220.1)	(22)	$769.4	989.5	(220.1)	(22)
Mortgage servicing rights (MSR) carrying value (period-end)	6,717	6,819	(102)	(1)	6,717	6,819	(102)	(1)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	0.87%	0.69			0.87%	0.69
Home lending loans 30+ days or more delinquency rate (7)(8)	0.51	0.54			0.51	0.54

Credit Card:
Point of sale (POS) volume ($ in billions)	$25.5	17.5	8.0	46	$46.6	37.4	9.2	25
New accounts (# in thousands) (9)	323	255		27	589	570		3
Credit card loans 30+ days or more delinquency rate (8)	1.46%	2.10			1.46%	2.10

Auto:
Auto originations ($ in billions)	$8.3	5.6	2.7	48	$15.3	12.1	3.2	26
Auto loans 30+ days or more delinquency rate (8)	1.30%	1.70			1.30%	1.70

Personal Lending:
New funded balances	$565	315	250	79	$978	982	(4)	—
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
Second quarter 2021 vs. second quarter 2020
Revenue increased driven by:
•higher mortgage banking noninterest income due to higher gains related to the re-securitization of loans we purchased from GNMA loan securitization pools in 2020, as well as higher income from MSR valuation changes and related hedges;
•higher card fees reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes; and
•higher deposit-related fees driven by lower fee waivers and reversals compared with a second quarter 2020 that included elevated fee waivers due to our actions to support customers during the COVID-19 pandemic;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances; and
•lower other income driven by lower gains on loan sales.

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower personnel expense driven by additional payments in second quarter 2020 for certain customer-facing and support employees and for back-up child care services, as well as lower branch staffing expense in second quarter 2021 related to efficiency initiatives in Consumer and Small Business Banking, partially offset by higher revenue-related compensation in Home Lending; and
•lower expense allocated from enterprise functions, reflecting risk management and technology support related expenses;
partially offset by:
•higher charitable donations expense due to the donation of PPP processing fees; and
•higher FDIC deposit assessment expense driven by a higher assessment rate.

16	Wells Fargo & Company

First half of 2021 vs. first half of 2020

Revenue increased driven by:
•higher mortgage banking noninterest income due to higher retail HFS origination volumes and margins, and higher income from MSR valuation changes and related hedges; and
•higher card fees reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes, partially offset by lower late fees due to higher payment rates;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances;
•lower other income driven by lower gains on loan sales; and
•lower deposit-related fees driven by higher fee waivers and reversals, as well as higher average consumer deposit account balances due to the economic slowdown associated with the COVID-19 pandemic.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower personnel expense driven by a first half of 2020 that included additional payments for certain customer-facing and support employees and for back-up child care services, as well as lower branch staffing expense in the first half of 2021 related to efficiency initiatives in Consumer and Small Business Banking, partially offset by higher revenue-related compensation in Home Lending; and
•lower advertising and promotion expense;
partially offset by:
•higher charitable donations expense due to the donation of PPP processing fees;
•higher FDIC deposit assessment expense driven by a higher assessment rate; and
•higher expense allocated from enterprise functions, reflecting risk management and technology support related expenses.
Table 5b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Home Lending	$223,229	262,209	(38,980)	(15)%	$233,078	269,518	(36,440)	(14)%
Auto	50,762	49,611	1,151	2	50,143	49,552	591	1
Credit Card	34,211	36,539	(2,328)	(6)	34,705	38,147	(3,442)	(9)
Small Business	18,768	14,887	3,881	26	19,449	12,301	7,148	58
Personal Lending	4,922	6,385	(1,463)	(23)	5,053	6,578	(1,525)	(23)
Total loans	$331,892	369,631	(37,739)	(10)	$342,428	376,096	(33,668)	(9)
Total deposits	835,752	715,144	120,608	17	812,723	683,925	128,798	19
Allocated capital	48,000	48,000	—	—	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Home Lending	$218,626	258,582	(39,956)	(15)	$218,626	258,582	(39,956)	(15)
Auto	51,784	49,924	1,860	4	51,784	49,924	1,860	4
Credit Card	34,936	36,018	(1,082)	(3)	34,936	36,018	(1,082)	(3)
Small Business	16,494	18,116	(1,622)	(9)	16,494	18,116	(1,622)	(9)
Personal Lending	4,920	6,113	(1,193)	(20)	4,920	6,113	(1,193)	(20)
Total loans	$326,760	368,753	(41,993)	(11)	$326,760	368,753	(41,993)	(11)
Total deposits	840,434	746,602	93,832	13	840,434	746,602	93,832	13
Second quarter 2021 vs. second quarter 2020
Total loans (average) decreased as paydowns exceeded originations. Home lending loan balances were also impacted by actions taken to suspend certain non-conforming residential mortgage and home equity originations.

Total deposits (average) increased driven by higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic.
First half of 2021 vs. first half of 2020
Total loans (average and period-end) decreased as paydowns exceeded originations. Home lending loan balances were also impacted by actions taken to suspend certain non-conforming residential mortgage and home equity originations.

Total deposits (average and period-end) increased driven by higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic.

Wells Fargo & Company	17

Earnings Performance (continued)
Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. In March 2021, we announced an agreement to sell our Corporate Trust Services business and, in second quarter 2021, we moved the business from the Commercial Banking operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. Table 5c and Table 5d provide additional information for Commercial Banking.
Table 5c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,202	1,554	(352)	(23)%	$2,456	3,287	(831)	(25)%
Noninterest income:
Deposit-related fees	325	297	28	9	642	599	43	7
Lending-related fees	135	125	10	8	271	253	18	7
Lease income	173	189	(16)	(8)	347	387	(40)	(10)
Other	273	186	87	47	473	170	303	178
Total noninterest income	906	797	109	14	1,733	1,409	324	23
Total revenue	2,108	2,351	(243)	(10)	4,189	4,696	(507)	(11)
Net charge-offs	53	120	(67)	(56)	92	290	(198)	(68)
Change in the allowance for credit losses	(435)	2,175	(2,610)	NM	(873)	3,046	(3,919)	NM
Provision for credit losses	(382)	2,295	(2,677)	NM	(781)	3,336	(4,117)	NM
Noninterest expense	1,443	1,580	(137)	(9)	3,073	3,153	(80)	(3)
Income (loss) before income tax expense (benefit)	1,047	(1,524)	2,571	NM	1,897	(1,793)	3,690	NM
Income tax expense (benefit)	261	(379)	640	NM	473	(442)	915	NM
Less: Net income from noncontrolling interests	2	1	1	100	3	2	1	50
Net income (loss)	$784	(1,146)	1,930	NM	$1,421	(1,353)	2,774	NM

Revenue by Line of Business
Middle Market Banking	$1,151	1,267	(116)	(9)	$2,310	2,722	(412)	(15)
Asset-Based Lending and Leasing	957	1,084	(127)	(12)	1,879	1,974	(95)	(5)
Total revenue	$2,108	2,351	(243)	(10)	$4,189	4,696	(507)	(11)

Revenue by Product
Lending and leasing	$1,207	1,404	(197)	(14)	$2,409	2,835	(426)	(15)
Treasury management and payments	680	780	(100)	(13)	1,401	1,723	(322)	(19)
Other	221	167	54	32	379	138	241	175
Total revenue	$2,108	2,351	(243)	(10)	$4,189	4,696	(507)	(11)

Selected Metrics
Return on allocated capital	15.2%	(24.7)			13.8%	(15.0)
Efficiency ratio	68	67			73	67
Headcount (#) (period-end)	19,647	21,984		(11)	19,647	21,984		(11)
NM – Not meaningful
Second quarter 2021 vs. second quarter 2020
Revenue decreased driven by:
•lower net interest income reflecting lower loan balances and the lower interest rate environment;
partially offset by:
•higher other noninterest income due to gains on equity securities and higher income from renewable energy investments; and
•higher deposit-related fees due to higher treasury management fees, driven by an increase in transaction service volumes and repricing.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense decreased driven by:
•lower spending related to efficiency initiatives, including lower personnel expense from reduced headcount;
•lower lease expense reflecting a reduction in the size of the operating lease asset portfolio;
•lower professional and outside services expense reflecting decreased project-related expense; and
•lower expenses allocated from enterprise functions, including lower technology expenses.

18	Wells Fargo & Company

First half of 2021 vs. first half of 2020
Revenue decreased driven by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances; and
•lower lease income reflecting a reduction in the size of the operating lease asset portfolio;
partially offset by:
•higher other noninterest income due to gains on equity securities, impairments on equity securities in first quarter 2020, and higher income from renewable energy investments; and
•higher deposit-related fees due to higher treasury management fees, driven by a lower earnings credit rate due to the lower interest rate environment and repricing.
Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower spending related to efficiency initiatives, including lower personnel expense from reduced headcount;
•lower lease expense reflecting a reduction in the size of the operating lease asset portfolio; and
•lower professional and outside services expense reflecting decreased project-related expense;
partially offset by:
•higher expenses due to lower allocations of shared expenses with other lines of business.
Table 5d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$117,585	158,982	(41,397)	(26)%	$119,248	156,645	(37,397)	(24)%
Commercial real estate	47,203	53,157	(5,954)	(11)	47,885	53,223	(5,338)	(10)
Lease financing and other	13,784	16,284	(2,500)	(15)	13,712	16,773	(3,061)	(18)
Total loans	$178,572	228,423	(49,851)	(22)	$180,845	226,641	(45,796)	(20)
Loans by Line of Business:
Middle Market Banking	$102,054	122,319	(20,265)	(17)	$103,210	119,276	(16,066)	(13)
Asset-Based Lending and Leasing	76,518	106,104	(29,586)	(28)	77,635	107,365	(29,730)	(28)
Total loans	$178,572	228,423	(49,851)	(22)	$180,845	226,641	(45,796)	(20)
Total deposits	192,586	184,132	8,454	5	190,984	175,929	15,055	9
Allocated capital	19,500	19,500	—	—	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$117,782	142,315	(24,533)	(17)	$117,782	142,315	(24,533)	(17)
Commercial real estate	46,905	52,802	(5,897)	(11)	46,905	52,802	(5,897)	(11)
Lease financing and other	14,218	15,662	(1,444)	(9)	14,218	15,662	(1,444)	(9)
Total loans	$178,905	210,779	(31,874)	(15)	$178,905	210,779	(31,874)	(15)
Loans by Line of Business:
Middle Market Banking	$102,062	115,105	(13,043)	(11)	$102,062	115,105	(13,043)	(11)
Asset-Based Lending and Leasing	76,843	95,674	(18,831)	(20)	76,843	95,674	(18,831)	(20)
Total loans	$178,905	210,779	(31,874)	(15)	$178,905	210,779	(31,874)	(15)
Total deposits	197,461	183,085	14,376	8	197,461	183,085	14,376	8
Second quarter 2021 vs. second quarter 2020
Total loans (average) decreased driven by lower loan demand, including lower line utilization, and higher paydowns reflecting continued high levels of client liquidity and strength in the capital markets.

Total deposits (average) increased due to higher levels of liquidity and lower investment spending reflecting government stimulus programs and continued economic uncertainty associated with the COVID-19 pandemic.

First half of 2021 vs. first half of 2020
Total loans (average and period-end) decreased driven by lower loan demand, including lower line utilization, and higher paydowns reflecting continued high levels of client liquidity and strength in the capital markets.

Total deposits (average and period-end) increased due to higher levels of liquidity and lower investment spending reflecting government stimulus programs and continued economic uncertainty associated with the COVID-19 pandemic.

Wells Fargo & Company	19

Earnings Performance (continued)
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
Table 5e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,783	1,963	(180)	(9)%	$3,562	3,984	(422)	(11)%
Noninterest income:
Deposit-related fees	277	261	16	6	543	518	25	5
Lending-related fees	190	163	27	17	373	335	38	11
Investment banking fees	580	588	(8)	(1)	1,191	1,065	126	12
Net gains from trading activities	30	809	(779)	(96)	361	844	(483)	(57)
Other	478	275	203	74	912	721	191	26
Total noninterest income	1,555	2,096	(541)	(26)	3,380	3,483	(103)	(3)
Total revenue	3,338	4,059	(721)	(18)	6,942	7,467	(525)	(7)
Net charge-offs	(19)	401	(420)	NM	18	448	(430)	(96)
Change in the allowance for credit losses	(482)	3,355	(3,837)	NM	(803)	4,433	(5,236)	NM
Provision for credit losses	(501)	3,756	(4,257)	NM	(785)	4,881	(5,666)	NM
Noninterest expense	1,805	2,044	(239)	(12)	3,638	3,914	(276)	(7)
Income (loss) before income tax expense (benefit)	2,034	(1,741)	3,775	NM	4,089	(1,328)	5,417	NM
Income tax expense (benefit)	513	(408)	921	NM	1,013	(307)	1,320	NM
Less: Net loss from noncontrolling interests	(2)	—	(2)	NM	(2)	—	(2)	NM
Net income (loss)	$1,523	(1,333)	2,856	NM	$3,078	(1,021)	4,099	NM

Revenue by Line of Business
Banking:
Lending	$474	464	10	2	$927	921	6	1
Treasury Management and Payments	353	403	(50)	(12)	723	901	(178)	(20)
Investment Banking	407	444	(37)	(8)	823	805	18	2
Total Banking	1,234	1,311	(77)	(6)	2,473	2,627	(154)	(6)
Commercial Real Estate	1,014	837	177	21	1,926	1,740	186	11
Markets:
Fixed Income, Currencies, and Commodities (FICC)	888	1,506	(618)	(41)	2,032	2,420	(388)	(16)
Equities	206	302	(96)	(32)	458	698	(240)	(34)
Credit Adjustment (CVA/DVA) and Other	(16)	139	(155)	NM	20	31	(11)	(35)
Total Markets	1,078	1,947	(869)	(45)	2,510	3,149	(639)	(20)
Other	12	(36)	48	NM	33	(49)	82	NM
Total revenue	$3,338	4,059	(721)	(18)	$6,942	7,467	(525)	(7)

Selected Metrics
Return on allocated capital	17.0%	(16.8)			17.3%	(7.1)
Efficiency ratio	54	50			52	52
Headcount (#) (period-end)	8,673	8,213		6	8,673	8,213		6
NM – Not meaningful
Second quarter 2021 vs. second quarter 2020
Revenue decreased driven by:
•lower net gains from trading activities reflecting fewer gains in asset-backed finance and credit products due to limited credit spread movement compared with a second quarter 2020 that reflected gains driven by volatility in credit spreads from the impact of the COVID-19 pandemic; and
•lower net interest income reflecting the lower interest rate environment, lower deposit balances, and lower trading-related assets;
partially offset by:
•higher other noninterest income driven by higher mortgage banking income due to higher servicing income, reflecting a reversal of an impairment of commercial MSRs in second quarter 2021, compared with the related impairment recorded in second quarter 2020, as well as higher gains on the sales of mortgage loans;
•higher income from low income housing and equity investments; and

20	Wells Fargo & Company

•higher deposit and lending-related fees reflecting growth in treasury management service charges and increased commitment fees related to revolver utilization.

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals; and
•lower expenses allocated from enterprise functions reflecting lower spending due to efficiency initiatives;
partially offset by:
•higher personnel expense driven by higher incentive compensation.
First half of 2021 vs. first half of 2020
Revenue decreased driven by:
•lower net gains from trading activities driven by lower client trading activity for interest rate products, equities, and commodities, partially offset by higher client trading activity for asset-backed finance products; and
•lower net interest income reflecting the lower interest rate environment, lower deposit balances, and lower trading-related assets;
partially offset by:
•higher investment banking fees due to higher loan syndication fees, advisory fees, and equity underwriting fees;
•higher other noninterest income driven by higher mortgage banking income due to higher servicing income, reflecting a reversal of an impairment of commercial MSRs in the first half of 2021, compared with the related impairment recorded in the first half of 2020, as well as higher gains on the sales of mortgage loans; and
•higher income from low income housing and equity investments.
Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower expenses allocated from enterprise functions reflecting lower spending due to efficiency initiatives;
•lower professional and outside services expense reflecting decreased project-related expense; and
•a reduction in business travel and company events due to the impact of the COVID-19 pandemic;
partially offset by:
•higher personnel expense driven by higher incentive compensation.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 5f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$167,076	190,861	(23,785)	(12)%	$164,696	184,558	(19,862)	(11)%
Commercial real estate	85,346	82,726	2,620	3	84,606	81,357	3,249	4
Total loans	$252,422	273,587	(21,165)	(8)	$249,302	265,915	(16,613)	(6)
Loans by Line of Business:
Banking	$90,839	105,983	(15,144)	(14)	$88,699	101,414	(12,715)	(13)
Commercial Real Estate	108,893	110,594	(1,701)	(2)	108,255	107,894	361	—
Markets	52,690	57,010	(4,320)	(8)	52,348	56,607	(4,259)	(8)
Total loans	$252,422	273,587	(21,165)	(8)	$249,302	265,915	(16,613)	(6)
Trading-related assets:
Trading account securities	$104,743	106,836	(2,093)	(2)	$105,546	115,082	(9,536)	(8)
Reverse repurchase agreements/securities borrowed	62,066	70,335	(8,269)	(12)	63,010	79,734	(16,724)	(21)
Derivative assets	24,731	22,380	2,351	11	25,910	20,332	5,578	27
Total trading-related assets	$191,540	199,551	(8,011)	(4)	$194,466	215,148	(20,682)	(10)
Total assets	513,414	535,298	(21,884)	(4)	512,476	543,455	(30,979)	(6)
Total deposits	190,810	239,637	(48,827)	(20)	192,645	252,902	(60,257)	(24)
Allocated capital	34,000	34,000	—	—	34,000	34,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$166,969	171,859	(4,890)	(3)	$166,969	171,859	(4,890)	(3)
Commercial real estate	86,290	83,715	2,575	3	86,290	83,715	2,575	3
Total loans	$253,259	255,574	(2,315)	(1)	$253,259	255,574	(2,315)	(1)
Loans by Line of Business:
Banking	$92,758	91,093	1,665	2	$92,758	91,093	1,665	2
Commercial Real Estate	108,885	109,402	(517)	—	108,885	109,402	(517)	—
Markets	51,616	55,079	(3,463)	(6)	51,616	55,079	(3,463)	(6)
Total loans	$253,259	255,574	(2,315)	(1)	$253,259	255,574	(2,315)	(1)
Trading-related assets:
Trading account securities	$108,291	97,708	10,583	11	$108,291	97,708	10,583	11
Reverse repurchase agreements/securities borrowed	57,351	70,949	(13,598)	(19)	57,351	70,949	(13,598)	(19)
Derivative assets	25,288	22,757	2,531	11	25,288	22,757	2,531	11
Total trading-related assets	$190,930	191,414	(484)	—	$190,930	191,414	(484)	—
Total assets	516,518	510,205	6,313	1	516,518	510,205	6,313	1
Total deposits	188,219	236,620	(48,401)	(20)	188,219	236,620	(48,401)	(20)
Second quarter 2021 vs. second quarter 2020
Total assets (average) decreased predominantly due to a decline in loan balances driven by lower demand due to the COVID-19 pandemic and higher paydowns reflecting continued high levels of client liquidity and strength in the capital markets.

Total deposits (average) decreased reflecting continued actions to manage under the asset cap.
First half of 2021 vs. first half of 2020
Total assets (average) decreased predominantly due to a decline in trading-related assets reflecting continued actions to manage under the asset cap and a decline in loan balances driven by lower demand due to the COVID-19 pandemic and higher paydowns reflecting continued high levels of client liquidity and strength in the capital markets.

Total deposits (average and period-end) decreased reflecting continued actions to manage under the asset cap.

22	Wells Fargo & Company

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
Table 5g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$610	719	(109)	(15)%	$1,267	1,557	(290)	(19)%
Noninterest income:
Investment advisory and other asset-based fees	2,382	1,835	547	30	4,688	3,908	780	20
Commissions and brokerage services fees	513	470	43	9	1,068	1,063	5	—
Other	31	182	(151)	(83)	57	(52)	109	NM
Total noninterest income	2,926	2,487	439	18	5,813	4,919	894	18
Total revenue	3,536	3,206	330	10	7,080	6,476	604	9
Net charge-offs	(6)	1	(7)	NM	(6)	2	(8)	NM
Change in the allowance for credit losses	30	254	(224)	(88)	(13)	261	(274)	NM
Provision for credit losses	24	255	(231)	(91)	(19)	263	(282)	NM
Noninterest expense	2,891	2,743	148	5	5,919	5,400	519	10
Income before income tax expense	621	208	413	199	1,180	813	367	45
Income tax expense	156	52	104	200	296	204	92	45
Net income	$465	156	309	198	$884	609	275	45

Selected Metrics
Return on allocated capital	20.7%	6.6			19.8%	13.4
Efficiency ratio	82	86			84	83
Headcount (#) (period-end)	26,989	29,088		(7)	26,989	29,088		(7)
Advisory assets ($ in billions)	$931	743	188	25	$931	743	188	25
Other brokerage assets and deposits ($ in billions)	1,212	1,042	170	16	1,212	1,042	170	16
Total client assets ($ in billions)	$2,143	1,785	358	20	$2,143	1,785	358	20
Annualized revenue per advisor ($ in thousands) (1)	1,084	898	186	21	1,071	904	167	18
Total financial and wealth advisors (#) (period-end)	12,819	14,206		(10)	12,819	14,206		(10)

Selected Balance Sheet Data (average)
Total loans	$81,784	78,091	3,693	5	$81,314	77,987	3,327	4
Total deposits	174,980	165,103	9,877	6	174,333	155,246	19,087	12
Allocated capital	8,750	8,750	—	—	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$82,783	78,101	4,682	6	$82,783	78,101	4,682	6
Total deposits	174,267	168,249	6,018	4	174,267	168,249	6,018	4
NM – Not meaningful
(1)Represents annualized segment total revenue divided by average total financial and wealth advisors for the period.
Second quarter 2021 vs. second quarter 2020
Revenue increased driven by:
•higher investment advisory and other asset-based fees due to higher market valuations on WIM advisory assets;
partially offset by:
•lower deferred compensation plan investment results included in other noninterest income (largely offset by personnel expense); and
•lower net interest income reflecting the lower interest rate environment, partially offset by higher deposit balances.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense increased due to:
•higher personnel expense driven by higher revenue-related compensation, partially offset by lower deferred compensation expense; and
•the reversal of a software licensing liability accrual in second quarter 2020.

Total deposits (average) increased primarily due to growth in customer balances in both The Private Bank and Wells Fargo Advisors.

Wells Fargo & Company	23

Earnings Performance (continued)
First half of 2021 vs. first half of 2020
Revenue increased driven by:
•higher investment advisory and other asset-based fees due to higher market valuations on WIM advisory assets; and
•higher deferred compensation plan investment results included in other noninterest income (largely offset by personnel expense);
partially offset by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher deposit balances.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense increased due to:
•higher personnel expense driven by higher revenue-related compensation and higher deferred compensation expense; and
•the reversal of a software licensing liability accrual in the first half of 2020;
partially offset by:
•lower professional and outside services expense driven by efficiency initiatives to reduce our spending on consultants and contractors.
Total deposits (average and period-end) increased primarily due to growth in customer balances in both The Private Bank and Wells Fargo Advisors.

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
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets. Table 5h presents advisory assets activity by WIM line of business for the second quarter and first half of 2021 and 2020. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
For second quarter 2021 and 2020, the average fee rate by account type ranged from 50 to 120 basis points.
Table 5h: WIM Advisory Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2021
Client-directed (4)	$192.7	11.1	(12.2)	9.7	201.3	$186.3	21.7	(22.0)	15.3	201.3
Financial advisor-directed (5)	223.4	12.3	(10.9)	13.2	238.0	211.0	24.6	(19.9)	22.3	238.0
Separate accounts (6)	183.1	8.0	(7.7)	9.5	192.9	174.6	16.5	(14.7)	16.5	192.9
Mutual fund advisory (7)	94.7	4.3	(3.6)	4.7	100.1	91.4	8.3	(7.1)	7.5	100.1
Total Wells Fargo Advisors	$693.9	35.7	(34.4)	37.1	732.3	$663.3	71.1	(63.7)	61.6	732.3
The Private Bank (8)	191.5	9.3	(11.1)	8.7	198.4	189.4	18.2	(23.6)	14.4	198.4
Total WIM advisory assets	$885.4	45.0	(45.5)	45.8	930.7	$852.7	89.3	(87.3)	76.0	930.7
June 30, 2020
Client directed (4)	$142.7	7.3	(7.8)	20.0	162.2	$169.4	17.4	(17.4)	(7.2)	162.2
Financial advisor directed (5)	152.4	8.4	(6.6)	22.6	176.8	176.3	19.1	(15.2)	(3.4)	176.8
Separate accounts (6)	134.2	5.0	(5.8)	18.1	151.5	160.1	11.8	(14.3)	(6.1)	151.5
Mutual fund advisory (7)	69.5	2.2	(2.7)	9.9	78.9	83.7	5.4	(7.2)	(3.0)	78.9
Total Wells Fargo Advisors	$498.8	22.9	(22.9)	70.6	569.4	$589.5	53.7	(54.1)	(19.7)	569.4
The Private Bank (8)	161.8	7.2	(11.8)	16.0	173.2	188.0	15.7	(22.8)	(7.7)	173.2
Total WIM advisory assets	$660.6	30.1	(34.7)	86.6	742.6	$777.5	69.4	(76.9)	(27.4)	742.6
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

24	Wells Fargo & Company

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity businesses. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) to Financial Statements in this Report for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, as well as results for previously divested businesses. In March 2021, we announced an agreement to sell our Corporate Trust Services business and, in second quarter 2021, we moved the business from the Commercial Banking operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. Table 5i, Table 5j, and Table 5k provide additional information for Corporate.
Table 5i: Corporate – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$(304)	60	(364)	NM	$(694)	939	(1,633)	NM
Noninterest income	3,327	1,318	2,009	152%	4,744	1,303	3,441	264%
Total revenue	3,023	1,378	1,645	119	4,050	2,242	1,808	81
Net charge-offs	(8)	39	(47)	NM	69	141	(72)	(51)
Change in the allowance for credit losses	(26)	87	(113)	NM	(6)	247	(253)	NM
Provision for credit losses	(34)	126	(160)	NM	63	388	(325)	(84)
Noninterest expense	1,000	1,251	(251)	(20)	2,231	1,942	289	15
Income (loss) before income tax expense (benefit)	2,057	1	2,056	NM	1,756	(88)	1,844	NM
Income tax expense (benefit)	223	(300)	523	NM	(52)	21	(73)	NM
Less: Net income (loss) from noncontrolling interests (1)	704	47	657	NM	757	(103)	860	NM
Net income (loss)	$1,130	254	876	345	$1,051	(6)	1,057	NM

Selected Metrics
Headcount (#) (period-end) (2)	87,702	82,852		6	87,702	82,852		6
Wells Fargo Asset Management assets under management ($ in billions)	$603	578	25	4	$603	578	25	4
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
(2)Beginning in first quarter 2021, employees who were notified of displacement remained as headcount in their respective operating segment rather than included in Corporate.
Second quarter 2021 vs. second quarter 2020
Revenue increased driven by:
•higher gains on equity securities in our affiliated venture capital and private equity businesses; and
•a gain on the sale of a portion of our student loan portfolio and a modest gain on the sale of our Canadian equipment finance business;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances;
•lower gains on debt securities due to fewer sales; and
•lower gains on deferred compensation plan investments (largely offset by personnel expense).

Provision for credit losses decreased driven by an improving economic environment and lower provision associated with the sale of a portion of our student loan portfolio.

Noninterest expense decreased due to:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals; and
•lower deferred compensation plan expense;
partially offset by:
~~•~~a write-down of goodwill in second quarter 2021 related to the sale of a portion of our student loan portfolio.
First half of 2021 vs. first half of 2020
Revenue increased driven by:
•higher gains on equity securities in our affiliated venture capital and private equity businesses, as well as impairments on equity securities in first quarter 2020 due to the market impact of the COVID-19 pandemic ;
•higher gains on deferred compensation plan investments (largely offset by personnel expense); and
•a gain on the sale of substantially all of our student loan portfolio;
partially offset by:
•lower net interest income reflecting the lower interest rate environment, unfavorable hedge ineffectiveness accounting results, and lower loan balances; and
•lower gains on debt securities due to fewer sales.

Provision for credit losses decreased driven by an improving economic environment and lower provision associated with the sale of substantially all of our student loan portfolio.

Noninterest expense increased due to:
•higher incentive compensation expense, including the impact of higher market valuations on stock-based compensation;
•higher deferred compensation expense; and
~~•~~a write-down of goodwill in 2021 related to the sale of substantially all of our student loan portfolio.

Wells Fargo & Company	25

Earnings Performance (continued)
Corporate includes our rail car leasing business, which had long-lived operating lease assets (as a lessor) of $5.6 billion, which was net of $1.9 billion of accumulated depreciation, as of June 30, 2021. The average age of our rail cars is 21 years and the rail cars are typically leased under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of June 30, 2021, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairments may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
In addition, Corporate includes assets under management (AUM) and assets under administration (AUA) for Institutional Retirement and Trust (IRT) client assets of $20 billion and $580 billion, respectively, at June 30, 2021, which we continue to administer at the direction of the buyer pursuant to a transition services agreement. The transition services agreement terminates in December 2021, with available options to extend.
Table 5j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$255,043	173,754	81,289	47%	$239,010	148,108	90,902	61%
Available-for-sale debt securities	185,396	223,222	(37,826)	(17)	192,867	234,028	(41,161)	(18)
Held-to-maturity debt securities	237,788	166,127	71,661	43	227,623	161,958	65,665	41
Equity securities	11,499	13,604	(2,105)	(15)	11,203	13,787	(2,584)	(19)
Total loans	10,077	21,534	(11,457)	(53)	10,152	21,517	(11,365)	(53)
Total assets	754,629	655,617	99,012	15	741,203	642,513	98,690	15
Total deposits	41,696	82,640	(40,944)	(50)	44,080	94,307	(50,227)	(53)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$248,784	236,219	12,565	5	$248,784	236,219	12,565	5
Available-for-sale debt securities	177,923	217,339	(39,416)	(18)	177,923	217,339	(39,416)	(18)
Held-to-maturity debt securities	260,054	168,162	91,892	55	260,054	168,162	91,892	55
Equity securities	13,142	12,546	596	5	13,142	12,546	596	5
Total loans	10,593	21,948	(11,355)	(52)	10,593	21,948	(11,355)	(52)
Total assets	761,915	713,309	48,606	7	761,915	713,309	48,606	7
Total deposits	40,091	76,155	(36,064)	(47)	40,091	76,155	(36,064)	(47)
Second quarter 2021 vs. second quarter 2020
Total assets (average) increased due to:
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
•a decline in average equity securities due to the transition from equity securities to derivative instruments for economic hedges of the deferred compensation plan liabilities in second quarter 2020 and a reduction in Federal Home Loan Bank stock, partially offset by higher balances in our venture capital business; and
•a decline in loans due to the sale of a portion of our student loan portfolio.

Total deposits (average) decreased reflecting actions taken to manage under the asset cap.

First half of 2021 vs. first half of 2020
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
•a decline in average equity securities due to the transition from equity securities to derivative instruments for economic hedges of the deferred compensation plan liabilities in second quarter 2020 and a reduction in Federal Home Loan Bank stock, partially offset by higher balances in our venture capital business; and
•a decline in loans due to the sale of substantially all of our student loan portfolio in the first half of 2021.

Total deposits (average and period-end) decreased reflecting actions taken to manage under the asset cap.

26	Wells Fargo & Company

Wells Fargo Asset Management (WFAM) Assets Under Management We earn investment advisory and other asset-based fees from managing and administering assets through WFAM, which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Generally, we earn fees from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. WFAM assets under management consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business. Table 5k presents WFAM AUM activity for the second quarter and first half of 2021 and 2020. Management believes that AUM is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.

Table 5k: WFAM Assets Under Management

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2021
Money market funds (4)	$191.2	8.5	—	—	199.7	$197.4	2.3	—	—	199.7
Other assets managed	399.2	22.1	(28.5)	11.0	403.8	405.6	45.9	(58.8)	11.1	403.8
Total WFAM assets under management	$590.4	30.6	(28.5)	11.0	603.5	$603.0	48.2	(58.8)	11.1	603.5
June 30, 2020
Money market funds (4)	$166.2	35.7	—	—	201.9	$130.6	71.3	—	—	201.9
Other assets managed	351.6	26.9	(26.5)	24.4	376.4	378.2	53.1	(55.1)	0.2	376.4
Total WFAM assets under management	$517.8	62.6	(26.5)	24.4	578.3	$508.8	124.4	(55.1)	0.2	578.3
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

Wells Fargo & Company	27

Balance Sheet Analysis
At June 30, 2021, our assets totaled $1.95 trillion, down $6.9 billion from December 31, 2020.
The following discussion provides additional information about the major components of our consolidated balance sheet.
See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities

Table 6: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2021				December 31, 2020
($ in millions)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	186,309	3,588	189,897	4.9	215,533	4,859	220,392	4.5
Held-to-maturity (3)	260,941	3,146	264,087	6.1	205,720	6,587	212,307	4.5
Total	$447,250	6,734	453,984	n/a	421,253	11,446	432,699	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $33 million and $28 million related to available-for-sale debt securities and $77 million and $41 million related to held-to-maturity debt securities at June 30, 2021, and December 31, 2020.
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
At June 30, 2021, 94% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.
The total net unrealized gains on AFS and HTM debt securities decreased from December 31, 2020, driven by higher interest rates, partially offset by tighter credit spreads. See
Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Commercial loans were relatively flat compared with December 31, 2020. Consumer loans decreased from December 31, 2020, driven by a decrease in the residential mortgage – first lien portfolio due to paydowns and the transfer of $10.8 billion of first lien mortgage loans to loans held for sale (LHFS), substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods, partially offset by originations of $30.8 billion.
Table 7: Loan Portfolios

(in millions)	June 30, 2021	December 31, 2020
Commercial	$476,422	478,417
Consumer	375,878	409,220
Total loans	$852,300	887,637
Change from prior year-end	$(35,337)	(74,628)
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

28	Wells Fargo & Company

Deposits
Deposits increased from December 31, 2020, reflecting:
•higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic;
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
Table 8: Deposits

($ in millions)	Jun 30, 2021	% of total deposits	Dec 31, 2020	% of total deposits	% Change
Noninterest-bearing demand deposits	$504,108	35%	$467,068	33%	8
Interest-bearing demand deposits	453,277	32	447,446	32	1
Savings deposits	419,812	29	404,935	29	4
Time deposits	35,269	2	49,775	4	(29)
Interest-bearing deposits in non-U.S. offices	28,006	2	35,157	2	(20)
Total deposits	$1,440,472	100%	$1,404,381	100%	3

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
Guarantees and Other Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. For additional information, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.

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

Wells Fargo & Company	29

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

Table 9: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$317,618	318,805
Real estate mortgage	120,678	121,720
Real estate construction	22,406	21,805
Lease financing	15,720	16,087
Total commercial	476,422	478,417
Consumer:
Residential mortgage – first lien	244,371	276,674
Residential mortgage – junior lien	19,637	23,286
Credit card	34,936	36,664
Auto	51,073	48,187
Other consumer	25,861	24,409
Total consumer	375,878	409,220
Total loans	$852,300	887,637
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
Credit Quality Overview  Credit quality in second quarter 2021 reflected continued improvement in the economic environment. In particular:
•Nonaccrual loans were $7.4 billion at June 30, 2021, down from $8.7 billion at December 31, 2020. Commercial nonaccrual loans decreased to $3.5 billion at June 30, 2021, compared with $4.8 billion at December 31, 2020, and consumer nonaccrual loans declined to $3.8 billion at June 30, 2021, compared with $3.9 billion at December 31, 2020. Nonaccrual loans represented 0.86% of total loans at June 30, 2021, compared with 0.98% at December 31, 2020.
•Net loan charge-offs as a percentage of our average commercial and consumer loan portfolios were 0.07% and 0.32% in the second quarter and 0.10% and 0.35% in the first half of 2021, respectively, compared with 0.44% and 0.48% in the second quarter and 0.35% and 0.51% in the first half of 2020.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $277 million and $460 million in our commercial and consumer portfolios, respectively, at June 30, 2021, compared with $78 million and $612 million at December 31, 2020.
•Our provision for credit losses for loans was $(1.2) billion and $(2.4) billion in the second quarter and first half of 2021, respectively, compared with $9.6 billion and $13.4 billion for the same periods a year ago.
•The ACL for loans decreased to $16.4 billion, or 1.92% of total loans, at June 30, 2021, compared with $19.7 billion, or 2.22%, at December 31, 2020.

Additional information on our loan portfolios and our credit quality trends follows.

30	Wells Fargo & Company

COVID-Related Lending Accommodations During 2020, we provided accommodations to customers in response to the COVID-19 pandemic, including payment deferrals, and other expanded assistance for mortgage, credit card, auto, small business, personal and commercial lending customers. With the exception of residential mortgage-related accommodation programs, the COVID-related lending accommodations instituted during 2020 were no longer offered as of December 31, 2020. Residential mortgage accommodation programs, which continued during the first half of 2021, offered payment deferrals for up to a total of 18 months. Table 10 summarizes the unpaid principal balance (UPB) of consumer loans that received accommodations under loan modification programs established to assist customers with the economic impact of the COVID-19 pandemic (COVID-related modifications) and that remained in a deferral period as of June 30, 2021.
Based on guidance in the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by federal banking regulators in April 2020 (the Interagency Statement), both of which we elected to apply, loan modifications related to COVID-19 and that meet certain other criteria are exempt from troubled debt restructuring (TDR) classification. Additionally, our election to apply the TDR relief provided by the CARES Act and the Interagency Statement impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification. At June 30, 2021, substantially all residential mortgage loans that were in a deferral period, excluding those that were government insured/guaranteed, met the criteria for TDR relief and were therefore not classified as TDRs. For additional information regarding the TDR relief provided by the CARES Act and the clarifying TDR accounting guidance from the Interagency Statement, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of net charge-offs, delinquencies, and nonaccrual status for those customers who would have otherwise moved into past due or nonaccrual status. Customer loans that are not further modified upon exit from the deferral period may be placed on nonaccrual status or charged-off in accordance with our policies if customers are unable to resume making payments in accordance with the contractual terms of their agreement. As of June 30, 2021, substantially all of our consumer loans were current after exiting the deferral period. For additional information about our COVID-related modifications, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Table 10: Consumer Loan Modifications Related to COVID-19

($ in millions)	Unpaid principal balance of modified loans still in deferral period at Jun 30, 2021	% of loan class (1)	% current at Jun 30, 2021 after exit from deferral period (2)
Consumer:
Residential mortgage – first lien (3)	$6,810	3%	96
Residential mortgage – junior lien (3)	997	5	90
All other consumer (4)	29	*	92
Subtotal	7,836	2
Residential mortgage – first lien (government insured/guaranteed) (5)	11,400	5
Total consumer	$19,236
*Less than 1%.
(1)Based on total loans outstanding at June 30, 2021.
(2)Represents the UPB of loans that exited the deferral period and had a balance that was less than 30 days past due as of June 30, 2021.
(3)For residential mortgage loans still in active COVID-related accommodation programs as of June 30, 2021, 96% of first lien and 86% of junior lien mortgage loans had a loan-to-value ratio that was 80% or lower.
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
We had $15.6 billion of the commercial and industrial loan and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at June 30, 2021, compared with $19.3 billion at December 31, 2020. The change was driven by decreases in the oil, gas and pipelines, retail, materials and commodities, entertainment and recreation, and technology, telecom and media industries reflecting improvement in the economic environment.
The majority of our commercial and industrial loans and lease financing portfolio is secured by short-term assets, such as accounts receivable, inventory and debt securities, as well as long-lived assets, such as equipment and other business assets.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

Generally, the primary source of repayment for this portfolio is the operating cash flows of customers, with the collateral securing this portfolio representing a secondary source of repayment.
The portfolio decreased slightly at June 30, 2021, compared with December 31, 2020, as a result of paydowns, partially offset by limited loan draws. Table 11 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 11: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2021				December 31, 2020
($ in millions)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)
Financials except banks	$154	124,759	15%	$215,207	$160	117,726	13%	$206,999
Technology, telecom and media	65	20,669	2	59,245	144	23,061	3	56,500
Real estate and construction	136	22,488	3	54,354	133	23,113	3	51,526
Equipment, machinery and parts manufacturing	41	16,833	2	40,174	81	18,158	2	41,332
Retail	44	16,726	2	39,732	94	17,393	2	41,669
Materials and commodities	19	13,033	2	35,232	39	12,071	1	33,879
Food and beverage manufacturing	9	11,955	1	29,460	17	12,401	1	28,908
Health care and pharmaceuticals	26	13,484	2	29,259	145	15,322	2	32,154
Oil, gas and pipelines	486	9,186	1	28,785	953	10,471	1	30,055
Auto related	63	9,873	1	25,036	79	11,817	1	25,034
Commercial services	76	10,018	1	23,965	107	10,284	1	24,442
Utilities	67	7,136	*	21,615	2	5,031	*	18,564
Insurance and fiduciaries	1	4,371	*	19,233	2	3,297	*	14,334
Diversified or miscellaneous	27	6,309	*	17,108	7	5,437	*	14,717
Transportation services	492	8,566	1	16,866	573	9,236	1	15,531
Entertainment and recreation	68	7,612	*	15,540	263	9,884	1	17,551
Banks	—	14,839	2	15,290	—	12,789	1	13,842
Agribusiness	57	5,402	*	11,221	81	6,314	*	11,642
Government and education	4	5,033	*	10,793	9	5,464	*	11,065
Other (2)	71	5,046	*	19,693	68	5,623	*	23,315
Total	$1,906	333,338	39%	$727,808	$2,957	334,892	33%	$713,059
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.
(2)No other single industry had total loans in excess of $3.4 billion and $3.8 billion at June 30, 2021, and December 31, 2020, respectively.
Loans to financials except banks, our largest industry concentration, is predominantly comprised of loans to investment firms, financial vehicles, and nonbank creditors. We had $88.1 billion and $80.0 billion of loans originated by our Asset Backed Finance (ABF) and Financial Institution Group (FIG) lines of business at June 30, 2021, and December 31, 2020, respectively. These loans include: (i) loans to customers related to their subscription or capital calls, (ii) loans to nonbank lenders collateralized by commercial loans, and (iii) loans to originators or servicers of financial assets collateralized by residential real estate or other consumer loans such as credit cards, auto loans and leases, student loans and other financial assets eligible for the securitization market. These ABF and FIG loans are limited to a percentage of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF and FIG loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. In addition, loans to financials except banks included collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $8.1 billion and $7.9 billion at June 30, 2021, and December 31, 2020, respectively.
Oil, gas and pipelines loans included $6.6 billion and $7.5 billion of senior secured loans outstanding at June 30, 2021, and December 31, 2020, respectively. Oil, gas and pipelines nonaccrual loans decreased at June 30, 2021, compared with December 31, 2020, driven by loan payoffs.
We continue to perform escalated credit monitoring for certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
Our commercial and industrial loans and lease financing portfolio also includes non-U.S. loans of $72.1 billion and $63.8 billion at June 30, 2021, and December 31, 2020, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2021, and December 31, 2020, respectively, included:
•$43.5 billion and $36.2 billion in the financials except banks category;
•$14.7 billion and $12.8 billion in the banks category; and
•$1.4 billion and $1.6 billion in the oil, gas and pipelines category.
COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. We had $15.6 billion of CRE mortgage loans classified as criticized at June 30, 2021, compared with $12.0 billion at December 31, 2020, and $2.6 billion of CRE construction loans classified as criticized at June 30, 2021,

32	Wells Fargo & Company

compared with $1.6 billion at December 31, 2020. The increase in criticized CRE mortgage and construction loans was driven by the hotel/motel, apartment, institutional, and office property types and reflected the economic impact of the COVID-19 pandemic. Due to uncertainty in the recovery from the economic impacts of the COVID-19 pandemic, the credit quality of certain property types within our CRE loan portfolio, such as retail, hotel/motel, office buildings, and shopping centers, could continue to be adversely affected.
The total CRE loan portfolio decreased $441 million from December 31, 2020, driven by a decrease in CRE mortgage loans predominantly related to the office, retail (excluding shopping center), and shopping center property types, partially offset by an increase in loans related to apartments. The CRE loan portfolio included $8.4 billion of non-U.S. CRE loans at June 30, 2021. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 48% of the total CRE portfolio. The largest property type concentrations are office buildings at 25% and apartments at 20% of the portfolio.
Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals at June 30, 2021.

Table 12: CRE Loans by State and Property Type

	June 30, 2021
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$218	30,684	3	4,380	221	35,064	4%
New York	58	12,618	2	1,997	60	14,615	2
Florida	111	8,617	1	1,571	112	10,188	1
Texas	308	8,253	—	1,139	308	9,392	1
Washington	139	3,839	6	1,072	145	4,911	*
Georgia	51	3,820	—	585	51	4,405	*
North Carolina	11	3,526	—	871	11	4,397	*
Arizona	50	3,978	1	289	51	4,267	*
New Jersey	72	2,637	—	1,042	72	3,679	*
Colorado	12	3,146	—	440	12	3,586	*
Other (1)	568	39,560	32	9,020	600	48,580	6
Total	$1,598	120,678	45	22,406	1,643	143,084	17%
By property:
Office buildings	$146	33,098	2	3,173	148	36,271	4%
Apartments	27	20,645	—	8,208	27	28,853	3
Industrial/warehouse	88	15,331	2	1,746	90	17,077	2
Retail (excluding shopping center)	230	13,091	3	142	233	13,233	2
Hotel/motel	361	10,552	—	1,719	361	12,271	1
Shopping center	509	10,002	—	911	509	10,913	1
Institutional	54	4,289	20	2,619	74	6,908	*
Mixed use properties	98	5,306	—	938	98	6,244	*
Collateral pool	—	2,947	—	191	—	3,138	*
1-4 family structure	—	8	—	1,348	—	1,356	*
Other	85	5,409	18	1,411	103	6,820	*
Total	$1,598	120,678	45	22,406	1,643	143,084	17%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.6 billion.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2021, non-U.S. loans totaled $80.8 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $72.9 billion, or approximately 8% of our total consolidated loans outstanding, at December 31, 2020. Non-U.S. loans were approximately 4% of our total consolidated assets at both June 30, 2021, and December 31, 2020.

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
Our largest single country exposure outside the U.S. at June 30, 2021, was the United Kingdom, which totaled $34.4 billion, or approximately 2% of our total assets, and included $7.7 billion of sovereign claims. Our United Kingdom sovereign claims arise predominantly from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 13: Select Country Exposures

	June 30, 2021
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$7,716	23,986	—	970	—	1,689	7,716	26,645	34,361
Canada	2	16,693	1	(19)	2	456	5	17,130	17,135
Japan	19	700	11,173	161	—	46	11,192	907	12,099
Cayman Islands	—	6,757	—	—	—	153	—	6,910	6,910
Ireland	254	5,050	—	155	—	117	254	5,322	5,576
Luxembourg	—	4,258	—	126	—	129	—	4,513	4,513
Guernsey	—	4,157	—	3	—	39	—	4,199	4,199
Bermuda	—	3,842	—	65	—	130	—	4,037	4,037
China	—	3,353	(2)	447	17	39	15	3,839	3,854
Germany	—	3,073	—	62	3	93	3	3,228	3,231
France	131	2,233	—	212	184	12	315	2,457	2,772
Netherlands	—	1,978	3	211	—	116	3	2,305	2,308
South Korea	—	1,991	—	198	2	13	2	2,202	2,204
Brazil	—	1,438	—	2	3	—	3	1,440	1,443
Switzerland	—	1,193	—	(13)	—	212	—	1,392	1,392
United Arab Emirates	—	1,014	—	87	—	—	—	1,101	1,101
Australia	—	992	—	8	—	11	—	1,011	1,011
Singapore	—	820	—	51	—	98	—	969	969
Chile	—	918	—	—	—	—	—	918	918
India	—	877	—	20	—	—	—	897	897
Total top 20 country exposures	$8,122	85,323	11,175	2,746	211	3,353	19,508	91,422	110,930
(1)Total non-sovereign exposure comprised $47.6 billion exposure to financial institutions and $43.8 billion to non-financial corporations at June 30, 2021.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 93% of the total residential mortgage loan portfolio at both June 30, 2021, and December 31, 2020.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% of total loans at both June 30, 2021, and December 31, 2020. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loan portfolios and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
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

34	Wells Fargo & Company

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
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire residential mortgage loan portfolio. Excluding government insured/guaranteed loans, these credit risk indicators on the residential mortgage portfolio were:
•Loans 30 days or more delinquent at June 30, 2021, totaled $3.7 billion, or 1% of total mortgages, compared with $4.7 billion, or 2%, at December 31, 2020. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies;
•Loans with FICO scores lower than 640 totaled $4.3 billion, or 2% of total mortgages at June 30, 2021, compared with $5.6 billion, or 2%, at December 31, 2020; and
•Mortgages with a LTV/CLTV greater than 100% totaled $912 million at June 30, 2021, or less than 1% of total mortgages, compared with $1.6 billion, or 1%, at December 31, 2020.

Information regarding credit quality indicators can be found in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report. Residential mortgage loans by state are presented in Table 14.
Table 14: Residential Mortgage Loans by State

	June 30, 2021
($ in millions)	Residential mortgage – first lien	Residential mortgage – junior lien	Total residential mortgage	% of total loans
Residential mortgage loans:
California (1)	$96,679	5,155	101,834	12%
New York	29,635	1,117	30,752	4
New Jersey	10,491	1,988	12,479	1
Florida	9,839	1,804	11,643	1
Washington	8,088	414	8,502	1
Texas	6,956	388	7,344	1
Virginia	5,656	1,148	6,804	1
North Carolina	4,380	932	5,312	1
Colorado	4,668	400	5,068	1
Other (2)	47,748	6,291	54,039	6
Government insured/guaranteed loans (3)	20,231	—	20,231	2
Total	$244,371	19,637	264,008	31%
(1)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(2)Consists of 41 states; no state in Other had loans in excess of $5.1 billion.
(3)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA).

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Residential Mortgage – First Lien Portfolio Our total residential mortgage – first lien portfolio decreased $32.3 billion from December 31, 2020, driven by loan paydowns as a result of the low interest rate environment and the transfer of $10.8 billion of first lien mortgage loans to loans held for sale (LHFS) substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods, partially offset by originations of $30.8 billion.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
California	$96,679	104,260	0.84%	1.00	(0.02)	(0.02)	(0.03)	(0.01)	(0.01)
New York	29,635	31,028	1.12	1.40	0.01	(0.01)	0.01	0.02	0.02
New Jersey	10,491	12,073	1.71	1.92	(0.03)	—	(0.03)	(0.01)	0.03
Florida	9,839	10,623	2.04	2.56	(0.14)	(0.11)	0.01	0.03	(0.01)
Washington	8,088	9,094	0.51	0.66	(0.02)	0.02	(0.01)	0.01	(0.01)
Other	69,408	79,356	1.42	1.60	(0.06)	(0.09)	0.02	(0.01)	0.01
Total	224,140	246,434	1.14	1.34	(0.03)	(0.04)	—	—	—
Government insured/guaranteed loans	20,231	30,240
Total first lien mortgage portfolio	$244,371	276,674
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
The decrease in the residential mortgage – junior lien portfolio at June 30, 2021, compared with December 31, 2020, reflected loan paydowns. Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
($ in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
California	$5,155	6,237	2.49%	2.20	(0.67)	(0.69)	(0.46)	(0.34)	(0.26)
New Jersey	1,988	2,258	2.78	2.84	(0.33)	0.32	(0.06)	(0.02)	(0.12)
Florida	1,804	2,119	2.67	3.06	(0.78)	(0.11)	(0.35)	(0.22)	(0.01)
Pennsylvania	1,196	1,377	2.22	2.30	(0.13)	(0.22)	(0.62)	(0.19)	0.05
Virginia	1,148	1,355	2.53	2.41	(0.62)	(0.29)	(0.15)	(0.34)	(0.05)
Other	8,346	9,940	2.37	2.31	(0.64)	(0.36)	(0.43)	(0.17)	(0.21)
Total junior lien mortgage portfolio	$19,637	23,286	2.47%	2.41	(0.60)	(0.35)	(0.39)	(0.22)	(0.17)

As of June 30, 2021, with respect to loans in the residential mortgage – junior lien portfolio that had a CLTV ratio in excess of 100%:
•such loans totaled 2% of the outstanding balance of the residential mortgage – junior lien portfolio;
•3% were 30 days or more past due. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies; and
•the unsecured portion (the outstanding amount that was in excess of the most recent property collateral value) of the outstanding balances of these loans totaled 1% of the residential mortgage – junior lien portfolio.
CLTV represents the ratio of the total loan balance of first and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. For additional information on consumer loans by LTV/CLTV, see Table 4.11 in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

36	Wells Fargo & Company

Residential Mortgage – Junior Lien Line and Loan and Residential Mortgage – First Lien Line Our junior lien, as well as first lien, lines of credit portfolios generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest-only or (2) 1.5% of outstanding principal balance plus accrued interest. As of June 30, 2021, lines of credit in a draw period primarily used the interest-only option.
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
Table 17 reflects the outstanding balance of our portfolio of residential mortgage – junior liens, including lines and loans, and residential mortgage – first lien lines segregated into scheduled end of draw or end-of-term periods and products that are currently amortizing, or in balloon repayment status. The unfunded credit commitments for residential mortgage – junior and first lien lines totaled $49.8 billion at June 30, 2021.

Table 17: Residential Mortgage – Junior Lien Line and Loan and Residential Mortgage – First Lien Line Portfolios Payment Schedule

			Scheduled end of draw/term					Amortizing (2)
	Outstanding balance	Remainder of 2021					2026 and
($ in millions)	June 30, 2021		2022	2023	2024	2025	thereafter (1)
Residential mortgage – junior lien lines and loans	$19,637	384	2,271	1,563	1,239	2,059	6,050	6,071
Residential mortgage – first lien lines	7,957	212	1,212	929	721	1,006	2,495	1,382
Total	$27,594	596	3,483	2,492	1,960	3,065	8,545	7,453
% of portfolios	100%	2	13	9	7	11	31	27
(1)Substantially all lines and loans are scheduled to convert to amortizing loans by the end of 2030, with annual scheduled amounts through 2030 ranging from $914 million to $3.3 billion and averaging $1.7 billion per year.
(2)Includes $69 million of end-of-term balloon payments which were past due.
At June 30, 2021, $339 million, or 2%, of lines in their draw period were 30 days or more past due, compared with $347 million, or 5%, of amortizing lines of credit. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies. On a monthly basis, we monitor the payment characteristics of borrowers in our residential mortgage – first and junior lien lines of credit portfolios. In June 2021, excluding borrowers with COVID-related loan modification payment deferrals:
•Approximately 43% of these borrowers paid only the minimum amount due and approximately 52% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due.
•For the borrowers with an interest-only payment feature, approximately 28% paid only the minimum amount due and approximately 67% paid more than the minimum amount due.
Table 18: Credit Card, Auto, and Other Consumer Loans

	June 30, 2021		December 31, 2020
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$34,936	4.10%	$36,664	4.13%
Auto	51,073	5.99	48,187	5.43
Other consumer (1)	25,861	3.03	24,409	2.75
Total	$111,870	13.13%	$109,260	12.31%
(1)Other consumer loans primarily include securities-based loans.

CREDIT CARD  Our credit card portfolio totaled $34.9 billion at June 30, 2021, compared with $36.7 billion at December 31, 2020. The decrease in the outstanding balance at June 30, 2021, compared with December 31, 2020, was due to seasonal paydowns.

AUTO  Our auto portfolio totaled $51.1 billion at June 30, 2021, compared with $48.2 billion at December 31, 2020. The outstanding balance at June 30, 2021, compared with December 31, 2020, increased as originations exceeded paydowns.

OTHER CONSUMER  Other consumer loans, which include revolving credit and installment loans, totaled $25.9 billion at June 30, 2021, compared with $24.4 billion at December 31, 2020.

Wells Fargo & Company	37

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
Table 19 summarizes nonperforming assets (NPAs) for each of the last four quarters.

Table 19: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,691	0.53%	$2,223	0.70%	$2,698	0.85%	$2,834	0.88%
Real estate mortgage	1,598	1.32	1,703	1.41	1,774	1.46	1,343	1.10
Real estate construction	45	0.20	55	0.26	48	0.22	34	0.15
Lease financing	215	1.37	249	1.58	259	1.61	187	1.10
Total commercial	3,549	0.74	4,230	0.89	4,779	1.00	4,398	0.91
Consumer:
Residential mortgage – first lien (1)	2,852	1.17	2,859	1.12	2,957	1.07	2,641	0.90
Residential mortgage – junior lien (1)	713	3.63	747	3.51	754	3.24	767	3.05
Auto	221	0.43	181	0.37	202	0.42	176	0.36
Other consumer	36	0.14	38	0.15	36	0.15	40	0.12
Total consumer	3,822	1.02	3,825	1.00	3,949	0.97	3,624	0.83
Total nonaccrual loans	7,371	0.86	8,055	0.93	8,728	0.98	8,022	0.87
Foreclosed assets:
Government insured/guaranteed (2)	15		16		18		22
Non-government insured/guaranteed	114		124		141		134
Total foreclosed assets	129		140		159		156
Total nonperforming assets	$7,500	0.88%	$8,195	0.95%	$8,887	1.00%	$8,178	0.89%
Change in NPAs from prior quarter	$(695)		$(692)		$709		$378
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
Commercial nonaccrual loans decreased $1.2 billion from December 31, 2020, predominantly due to a decline in commercial and industrial nonaccrual loans, driven by a decrease in oil, gas, and pipeline nonaccrual loans, reflecting improvement in the economic environment. For additional information on commercial and industrial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” section in this Report.
Consumer nonaccrual loans decreased $127 million from December 31, 2020, driven by a decline in residential mortgage nonaccrual loans.

38	Wells Fargo & Company

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

Table 20: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Commercial nonaccrual loans
Balance, beginning of period	$4,230	4,779	4,398	4,285	2,875
Inflows	560	773	1,696	1,316	2,741
Outflows:
Returned to accruing	(287)	(177)	(99)	(166)	(64)
Foreclosures	(3)	(6)	(37)	—	—
Charge-offs	(145)	(202)	(367)	(382)	(560)
Payments, sales and other	(806)	(937)	(812)	(655)	(707)
Total outflows	(1,241)	(1,322)	(1,315)	(1,203)	(1,331)
Balance, end of period	3,549	4,230	4,779	4,398	4,285
Consumer nonaccrual loans
Balance, beginning of period	3,825	3,949	3,624	3,320	3,281
Inflows	563	454	792	696	379
Outflows:
Returned to accruing	(200)	(152)	(208)	(160)	(135)
Foreclosures	(16)	(19)	(5)	(4)	(6)
Charge-offs	(17)	(26)	(36)	(36)	(39)
Payments, sales and other	(333)	(381)	(218)	(192)	(160)
Total outflows	(566)	(578)	(467)	(392)	(340)
Balance, end of period	3,822	3,825	3,949	3,624	3,320
Total nonaccrual loans	$7,371	8,055	8,728	8,022	7,605

We believe exposure to loss on nonaccrual loans is mitigated by the following factors at June 30, 2021:
•96% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 93% are secured by real estate and 93% have a combined LTV (CLTV) ratio of 80% or less.
•71% of commercial nonaccrual loans were current on interest and 66% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•of the $1.0 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $691 million were current.
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

Risk Management – Credit Risk Management (continued)

Table 21 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 21: Foreclosed Assets

	Quarter ended
(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Summary by loan segment
Government insured/guaranteed	$15	16	18	22	31
Commercial	63	64	70	39	45
Consumer	51	60	71	95	119
Total foreclosed assets	$129	140	159	156	195
Analysis of changes in foreclosed assets
Balance, beginning of period	$140	159	156	195	252
Net change in government insured/guaranteed (1)	(1)	(2)	(4)	(9)	(12)
Additions to foreclosed assets (2)	96	88	114	60	51
Reductions:
Sales	(104)	(107)	(104)	(88)	(98)
Write-downs and gains (losses) on sales	(2)	2	(3)	(2)	2
Total reductions	(106)	(105)	(107)	(90)	(96)
Balance, end of period	$129	140	159	156	195
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

Foreclosed assets at June 30, 2021, included $49 million of foreclosed residential real estate, of which 30% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $129 million in foreclosed assets at June 30, 2021, 61% have been in the foreclosed assets portfolio for one year or less.
As part of our actions to support customers during the COVID-19 pandemic, we have temporarily suspended certain mortgage foreclosure activities, which has affected the amount of our foreclosed assets. For additional information on loans in process of foreclosure, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
TROUBLED DEBT RESTRUCTURINGS (TDRs) Table 22 provides information regarding the recorded investment of loans modified in TDRs. TDRs decreased from December 31, 2020, due to paydowns and a $436 million transfer from residential mortgage – first lien loans to LHFS related to the sales of loans purchased from GNMA loan securitization pools in 2020. The amount of our TDRs at June 30, 2021, would have otherwise been higher without the TDR relief provided by the CARES Act and Interagency Statement.
    Table 22: TDR Balances

(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Commercial:
Commercial and industrial	$1,225	1,331	1,933	2,082	1,882
Real estate mortgage	645	652	774	805	717
Real estate construction	15	21	15	21	20
Lease financing	9	9	9	9	10
Total commercial TDRs	1,894	2,013	2,731	2,917	2,629
Consumer:
Residential mortgage – first lien	8,841	9,446	9,764	9,420	7,176
Residential mortgage – junior lien	1,097	1,174	1,237	1,298	1,309
Credit card	368	411	458	494	510
Auto	196	156	176	156	108
Other consumer	63	67	67	190	173
Trial modifications	77	81	90	91	91
Total consumer TDRs	10,642	11,335	11,792	11,649	9,367
Total TDRs	$12,536	13,348	14,523	14,566	11,996
TDRs on nonaccrual status	$3,711	3,800	4,456	4,163	3,475
TDRs on accrual status:
Government insured/guaranteed	3,431	3,708	3,721	3,467	1,277
Non-government insured/guaranteed	5,394	5,840	6,346	6,936	7,244
Total TDRs	$12,536	13,348	14,523	14,566	11,996

40	Wells Fargo & Company

In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. The allowance for loan losses for TDRs was $360 million and $565 million at June 30, 2021, and December 31, 2020, respectively. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Credit Quality Overview – COVID-Related Lending Accommodations” section in this Report.
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

Table 23: Analysis of Changes in TDRs

					Quarter ended
(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Commercial TDRs
Balance, beginning of period	$2,013	2,731	2,917	2,629	2,042
Inflows (1)	336	155	486	866	971
Outflows
Charge-offs	(45)	(49)	(72)	(77)	(60)
Foreclosure	—	(5)	—	—	—
Payments, sales and other (2)	(410)	(819)	(600)	(501)	(324)
Balance, end of period	1,894	2,013	2,731	2,917	2,629
Consumer TDRs
Balance, beginning of period	11,335	11,792	11,649	9,367	9,523
Inflows (1)	495	633	1,226	2,805	425
Outflows
Charge-offs	(36)	(43)	(57)	(58)	(46)
Foreclosure	(15)	(14)	(5)	(7)	(8)
Payments, sales and other (2)	(1,133)	(1,024)	(1,020)	(458)	(510)
Net change in trial modifications (3)	(4)	(9)	(1)	—	(17)
Balance, end of period	10,642	11,335	11,792	11,649	9,367
Total TDRs	$12,536	13,348	14,523	14,566	11,996
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

Wells Fargo & Company	41

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

Table 24: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Total:	$4,703	6,273	7,041	11,698	9,739
Less: FHA insured/VA guaranteed (1)	3,966	5,406	6,351	11,041	8,922
Total, not government insured/guaranteed	$737	867	690	657	817
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$165	55	39	61	101
Real estate mortgage	105	128	38	47	44
Real estate construction	7	86	1	—	—
Total commercial	277	269	78	108	145
Consumer:
Residential mortgage – first lien	73	85	135	97	93
Residential mortgage – junior lien	12	15	19	28	19
Credit card	271	394	365	297	418
Auto	43	46	65	50	54
Other consumer	61	58	28	77	88
Total consumer	460	598	612	549	672
Total, not government insured/guaranteed	$737	867	690	657	817
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
Loans 90 days or more past due and still accruing, excluding government insured/guaranteed loans, at June 30, 2021, were up from December 31, 2020, due to an increase in delinquent commercial real estate mortgage loans and commercial and industrial loans, partially offset by a decline in delinquent consumer loans in line with the decrease in our total consumer loan portfolio. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who would have otherwise moved into past due status.
Loans 90 days or more past due and still accruing whose repayments are largely insured by the FHA or guaranteed by the VA for mortgages at June 30, 2021, were down from December 31, 2020, largely due to transfers to LHFS related to the sales of loans purchased from GNMA loan securitization pools in prior periods.

42	Wells Fargo & Company

NET CHARGE-OFFS Table 25 presents net loan charge-offs for second quarter 2021 and the previous four quarters.

Table 25: Net Loan Charge-offs

	Quarter ended
	Jun 30, 2021		Mar 31, 2021		Dec 31, 2020		Sep 30, 2020		Jun 30, 2020
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$81	0.10%	$88	0.11%	$111	0.14%	$274	0.33%	$521	0.55%
Real estate mortgage	(5)	(0.02)	46	0.16	162	0.53	56	0.18	67	0.22
Real estate construction	(1)	—	—	—	—	—	(2)	(0.03)	(1)	(0.02)
Lease financing	5	0.12	15	0.40	35	0.83	28	0.66	15	0.33
Total commercial	80	0.07	149	0.13	308	0.26	356	0.29	602	0.44
Consumer:
Residential mortgage – first lien	(19)	(0.03)	(24)	(0.04)	(3)	—	(1)	—	2	—
Residential mortgage – junior lien	(31)	(0.60)	(19)	(0.35)	(24)	(0.39)	(14)	(0.22)	(12)	(0.17)
Credit card	256	3.01	236	2.71	190	2.09	245	2.71	327	3.60
Auto	45	0.35	52	0.44	51	0.43	31	0.25	106	0.88
Other consumer	50	0.80	119	1.97	62	0.88	66	0.80	88	1.09
Total consumer	301	0.32	364	0.37	276	0.26	327	0.30	511	0.48
Total	$381	0.18%	$513	0.24%	$584	0.26%	$683	0.29%	$1,113	0.46%

(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.

The decrease in commercial net loan charge-offs in second quarter 2021, compared with the prior quarter, was driven by lower charge-offs across the entire portfolio as well as higher recoveries in the CRE portfolio.
The decrease in consumer net loan charge-offs in second quarter 2021, compared with the prior quarter, was driven by lower losses in other consumer loans due to the sale of a portion of our student loan portfolio in first quarter 2021.
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

ALLOWANCE FOR CREDIT LOSSES  We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected life-time credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL for debt securities classified as either AFS or HTM, other financial assets measured at amortized cost, net investments in leases, and other off-balance sheet credit exposures.
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

Wells Fargo & Company	43

Risk Management – Credit Risk Management (continued)

Table 26 presents the allocation of the ACL for loans by loan portfolio segment and class for the most recent quarter and last four year ends.

Table 26: Allocation of the ACL for Loans (1)

	Jun 30, 2021		Dec 31, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$5,640	37%	$7,230	36%	$3,600	37%	$3,628	37%	$3,752	35%
Real estate mortgage	2,884	14	3,167	14	1,236	13	1,282	13	1,374	13
Real estate construction	530	3	410	2	1,079	2	1,200	2	1,238	3
Lease financing	516	2	709	2	330	2	307	2	268	2
Total commercial	9,570	56	11,516	54	6,245	54	6,417	54	6,632	53
Consumer:
Residential mortgage – first lien	1,283	29	1,600	31	692	30	750	30	1,085	30
Residential mortgage – junior lien	320	2	653	3	247	3	431	3	608	4
Credit card	3,663	4	4,082	4	2,252	4	2,064	4	1,944	4
Auto	1,026	6	1,230	5	459	5	475	5	1,039	5
Other consumer	529	3	632	3	561	4	570	4	652	4
Total consumer	6,821	44	8,197	46	4,211	46	4,290	46	5,328	47
Total	$16,391	100%	$19,713	100%	$10,456	100%	$10,707	100%	$11,960	100%

Components:
Allowance for loan losses		$15,148		18,516		9,551		9,775		11,004
Allowance for unfunded credit commitments		1,243		1,197		905		932		956
Allowance for credit losses		$16,391		19,713		10,456		10,707		11,960
Ratio of allowance for loan losses to total net loan charge-offs (2)		9.93x		5.63		3.46		3.56		3.76
Allowance for loan losses as a percentage of total loans		1.78%		2.09		0.99		1.03		1.15
Allowance for credit losses for loans as a percentage of total loans		1.92		2.22		1.09		1.12		1.25
Allowance for credit losses for loans as a percentage of total nonaccrual loans		222		226		196		165		156
(1)Disclosure is not comparative due to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
(2)Total net loan charge-offs are annualized for the quarter ended June 30, 2021.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 26 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $3.3 billion, or 17%, from December 31, 2020, reflecting better portfolio credit quality and improvements in current and forecasted economic conditions. Total provision for credit losses for loans was $(1.2) billion in second quarter 2021, compared with $9.6 billion in the same period a year ago, reflecting lower net charge-offs and improvements in current and forecasted economic conditions. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans. The scenarios generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. Our estimate of the ACL for loans at June 30, 2021, was based on a weighting of the base and a downside economic scenario of 50% and 50%, respectively, with no weighting applied to an upside scenario. The base scenario assumed economic improvements in the near term with a return to normalized levels near the end of 2022. The downside scenario assumed sustained adverse economic impacts resulting from the
COVID-19 pandemic, compared with the base scenario. The downside scenario assumed U.S. real GDP growth rates decline in the first half of 2022 before returning to normalized levels after 2023 and the U.S. unemployment rate increases through 2022 and peaks in the first half of 2023. We considered within each scenario our expectations for the impact of customer accommodation activity, as well as the estimated impact on certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
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
The forecasted key economic variables used in our estimate of the ACL for loans at June 30 and March 31, 2021, are presented in Table 27.

44	Wells Fargo & Company

Table 27: Forecasted Key Economic Variables

	4Q 2021	2Q 2022	4Q 2022
Blend of economic scenarios (1):
U.S. unemployment rate (2):
March 31, 2021	6.5%	7.0	7.1
June 30, 2021	5.6	6.2	6.9

U.S. real GDP (3):
March 31, 2021	(1.1)	(0.6)	1.8
June 30, 2021	1.0	(0.4)	0.6

Home price index (4):
March 31, 2021	1.0	(5.2)	(5.7)
June 30, 2021	2.8	(6.5)	(5.2)

Commercial real estate asset prices (4):
March 31, 2021	(10.0)	(11.5)	(9.0)
June 30, 2021	(7.8)	(11.9)	(10.4)
(1)Represents a weighting of the forecasted economic variable inputs based on a weighting of 50% for the base and 50% for a downside scenario at both June 30 and March 31, 2021.
(2)Quarterly average.
(3)Percent change from the preceding period, seasonally adjusted annualized rate.
(4)Percent change year over year of national average; outlook differs by geography and property type.
Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. We observed economic improvements in the first half of 2021; however, there remained significant uncertainty related to the length and severity of the economic impact of the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the ACL, including the impact of economic stimulus programs and customer accommodation activity. The COVID-19 pandemic could continue to impact the recognition of credit losses in our loan portfolios and may result in increases in our ACL, particularly if the impact on the economy worsens.
We believe the ACL for loans of $16.4 billion at June 30, 2021, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.

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
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement of advances of delinquent payments vary by investor and the applicable servicing agreements. Due to payment deferrals provided as a result of the COVID-19 pandemic, the amount of our servicing advances of principal and interest remained elevated. The amount of these advances may increase if additional payment deferrals are provided. Payment deferrals also delay the collection of contractually specified servicing fees, resulting in lower net servicing income.
Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. As a result of the COVID-19 pandemic, our repurchases of these loans were elevated in 2020 but returned to more normalized levels in the first half of 2021.
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

Wells Fargo & Company	45

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
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 28: Net Interest Income Sensitivity

($ in billions)	Jun 30, 2021	Dec 31, 2020
Parallel Shift:
+100 bps shift in interest rates	$7.0	6.7
-100 bps shift in interest rates	(2.9)	(2.7)

Steeper yield curve:
+50 bps shift in long-term interest rates	1.2	1.3

Flatter yield curve:
+50 bps shift in short-term interest rates	2.5	2.2
-50 bps shift in long-term interest rates	(1.2)	(1.4)
The interest rate sensitivity included in Table 28 indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income.
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

46	Wells Fargo & Company

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
Table 29 shows the Company’s Trading General VaR by risk category. The decrease in average Company Trading General VaR for the quarter ended June 30, 2021, compared with the same period a year ago, was driven by a greater presence of market volatility dropping out of the 12-month historical lookback window used to calculate average Company Trading General VaR for the quarter ended June 30, 2021. Market volatility present in average Company Trading General VaR for the quarter ended June 30, 2020, was driven by the introduction of the COVID-19 pandemic, in particular, changes in interest rate curves and a significant widening of credit spreads.
Table 29: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	June 30, 2021				March 31, 2021				June 30, 2020
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$14	21	12	30	22	94	21	112	86	82	61	99
Interest rate	7	7	4	22	36	73	26	120	155	106	42	161
Equity	29	37	25	56	35	36	28	72	14	10	6	17
Commodity	28	7	2	28	11	5	2	12	4	4	2	7
Foreign exchange	0	1	0	1	1	1	1	1	1	2	1	3
Diversification benefit (1)	(38)	(30)			(64)	(111)			(51)	(49)
Company Trading General VaR	40	43			41	98			209	155
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
LIQUIDITY RISK AND FUNDING In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To help achieve this objective, we monitor both the consolidated company and the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity, and WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2020 Form 10-K. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in this Report.

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and FDIC, that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization, such as Wells Fargo, to hold high-quality liquid assets (HQLA), predominantly consisting of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. The LCR applies to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding

Wells Fargo & Company	47

Risk Management – Asset/Liability Management (continued)
ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR became effective on July 1, 2021, and applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. As of July 1, 2021, we were compliant with the NSFR requirement.
Liquidity Coverage Ratio As of June 30, 2021, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 30 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 30: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020
HQLA (1):
Eligible cash	$248,404	216,403	166,947
Eligible securities (2)	137,718	186,270	242,520
Total HQLA	386,122	402,673	409,467
Projected net cash outflows	314,678	316,116	316,268
LCR	123%	127	129
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
Table 31: Primary Sources of Liquidity

	June 30, 2021			December 31, 2020
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$248,869	—	248,869	236,376	—	236,376
Debt securities of U.S. Treasury and federal agencies	63,934	3,304	60,630	70,756	5,370	65,386
Mortgage-backed securities of federal agencies	280,984	52,700	228,284	258,668	49,156	209,512
Total	$593,787	56,004	537,783	565,800	54,526	511,274

In addition to our primary sources of liquidity shown in
Table 31, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of June 30, 2021, we also maintained approximately $222.7 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 169% and 158% of total loans at June 30, 2021, and December 31, 2020, respectively. Additional funding is provided by long-term debt and short-term borrowings. Table 32 shows selected information for short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.

48	Wells Fargo & Company

Table 32: Short-Term Borrowings

	Quarter ended
(in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$33,708	46,871	46,362	44,055	49,659
Other short-term borrowings	11,927	12,049	12,637	11,169	10,826
Total	$45,635	58,920	58,999	55,224	60,485
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$36,526	47,358	46,069	46,504	52,868
Other short-term borrowings	11,979	11,724	11,235	10,788	10,667
Total	$48,505	59,082	57,304	57,292	63,535
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$33,708	47,050	46,879	49,148	50,397
Other short-term borrowings (2)	12,563	12,049	12,637	11,169	11,220
(1)Maximum month-end balance in each of the last five quarters was in June and February 2021, and November, July and April 2020.
(2)Maximum month-end balance in each of the last five quarters was in April and March 2021, and December, September and April 2020.
Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions, we may purchase our outstanding debt securities from time to time in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $1.0 billion and $1.1 billion of long-term debt in the second quarter and first half of 2021, respectively. Table 33 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2021 and the following years thereafter, as of June 30, 2021.
Table 33: Maturity of Long-Term Debt

	June 30, 2021
(in millions)	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$6,501	13,563	8,260	12,233	15,151	71,163	126,871
Subordinated notes	—	—	3,706	753	1,124	22,752	28,335
Junior subordinated notes	—	—	—	—	—	1,388	1,388
Total long-term debt – Parent	6,501	13,563	11,966	12,986	16,275	95,303	156,594
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	3,208	2,833	2,861	3	188	231	9,324
Subordinated notes	—	—	1,098	—	168	4,236	5,502
Junior subordinated notes	—	—	—	—	—	382	382
Securitizations and other bank debt	1,579	1,383	876	424	146	1,476	5,884
Total long-term debt – Bank	4,787	4,216	4,835	427	502	6,325	21,092
Other consolidated subsidiaries
Senior notes	358	190	517	107	428	338	1,938
Securitizations and other bank debt	—	—	—	—	—	32	32
Total long-term debt – Other consolidated subsidiaries	358	190	517	107	428	370	1,970
Total long-term debt	$11,646	17,969	17,318	13,520	17,205	101,998	179,656

Wells Fargo & Company	49

Risk Management – Asset/Liability Management (continued)
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
On April 22, 2021, Moody's Investors Service (Moody's) affirmed our ratings and retained the negative ratings outlook. On July 12, 2021, Moody's upgraded the senior debt rating of the Company to A1 from A2 as a result of revisions to its bank ratings methodology. On May 24, 2021, DBRS Morningstar confirmed our ratings and retained the negative ratings trend. On June 14, 2021, Fitch Ratings affirmed our ratings and retained the negative ratings outlook.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2021, are presented in Table 34.

Table 34: Credit Ratings as of June 30, 2021

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A2	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)
FEDERAL HOME LOAN BANK MEMBERSHIP The Federal Home Loan Banks (the FHLBs) are a group of cooperatives that lending institutions use to finance housing and economic development in local communities. We are a member of the FHLBs based in Dallas, Des Moines and San Francisco. FHLB members are required to maintain a minimum investment in capital stock of the applicable FHLB. The board of directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, the amount of any future investment in the capital stock of the FHLBs is not determinable.

50	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at June 30, 2021, increased $9.1 billion from December 31, 2020, predominantly as a result of $10.7 billion of Wells Fargo net income, partially offset by $1.5 billion of common and preferred stock dividends. During the first half of 2021, we issued $819 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. During the first half of 2021, we repurchased 53 million shares of common stock at a cost of $2.2 billion. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.
In the first half of 2021, we issued $4.6 billion of preferred stock and redeemed $4.9 billion of preferred stock, including the redemption of the remaining $350 million of our Preferred Stock, Series N, in June 2021. In July 2021, we issued $1.25 billion of our Preferred Stock, Series DD. For additional information, see Note 16 (Preferred Stock) to Financial Statements in this Report.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the two approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 35 and Table 36 present the risk-based capital requirements applicable to the Company on a fully phased-in basis under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2021.
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
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. The Company’s stress capital buffer for the period October 1, 2020, through September 30, 2021, is 2.50%. The Company expects its stress capital buffer for the period October 1, 2021, through September 30, 2022, to be 3.10%. The FRB has indicated that it will publish the final stress capital buffer for the period October 1, 2021, through September 30, 2022, for each BHC by August 31, 2021.

Wells Fargo & Company	51

Capital Management (continued)
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge of between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. We expect our G-SIB capital surcharge to decrease by 50 basis points to 1.50% beginning in first quarter 2022, subject to finalization in fourth quarter 2021.
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
Table 37 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at June 30, 2021, and December 31, 2020. Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 38 for information regarding the calculation and components of our CET1, tier 1 capital, total capital and RWAs, as well as a corresponding reconciliation to GAAP financial measures for our fully phased-in total capital amounts.
Table 37: Capital Components and Ratios (Fully Phased-In)

			June 30, 2021			December 31, 2020
(in millions, except ratios)		Required Capital Ratios (1)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)		$143,442	143,442		138,297		138,297
Tier 1 Capital	(B)		162,999	162,999		158,196		158,196
Total Capital	(C)		190,147	200,130		186,803		196,529
Risk-Weighted Assets	(D)		1,126,535	1,188,727		1,158,355		1,193,744
Common Equity Tier 1 Capital Ratio	(A)/(D)	9.00%	12.73	12.07	*	11.94		11.59	*
Tier 1 Capital Ratio	(B)/(D)	10.50	14.47	13.71	*	13.66		13.25	*
Total Capital Ratio	(C)/(D)	12.50	16.88	16.84	*	16.14	*	16.47
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments. The required ratios were the same under both the Standardized and Advanced Approaches at June 30, 2021.

52	Wells Fargo & Company

Table 38 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at June 30, 2021, and December 31, 2020.

Table 38: Risk-Based Capital Calculation and Components

		June 30, 2021		December 31, 2020
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity (1)		$193,127	193,127	185,712	185,712
Effect of accounting policy changes (1)		—	—	208	208
Total equity (as reported)		193,127	193,127	185,920	185,920
Adjustments:
Preferred stock		(20,820)	(20,820)	(21,136)	(21,136)
Additional paid-in capital on preferred stock		136	136	152	152
Unearned ESOP shares		875	875	875	875
Noncontrolling interests		(1,865)	(1,865)	(1,033)	(1,033)
Total common stockholders’ equity		$171,453	171,453	164,778	164,778
Adjustments:
Goodwill		(26,194)	(26,194)	(26,392)	(26,392)
Certain identifiable intangible assets (other than MSRs)		(301)	(301)	(342)	(342)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,256)	(2,256)	(1,965)	(1,965)
Applicable deferred taxes related to goodwill and other intangible assets (2)		875	875	856	856
CECL transition provision (3)		879	879	1,720	1,720
Other		(1,014)	(1,014)	(358)	(358)
Common Equity Tier 1		$143,442	143,442	138,297	138,297
Preferred stock		20,820	20,820	21,136	21,136
Additional paid-in capital on preferred stock		(136)	(136)	(152)	(152)
Unearned ESOP shares		(875)	(875)	(875)	(875)
Other		(252)	(252)	(210)	(210)
Total Tier 1 capital	(A)	$162,999	162,999	158,196	158,196
Long-term debt and other instruments qualifying as Tier 2		23,206	23,206	24,387	24,387
Qualifying allowance for credit losses (4)		4,304	14,287	4,408	14,134
Other		(362)	(362)	(188)	(188)
Total Tier 2 capital (fully phased-in)	(B)	$27,148	37,131	28,607	38,333
Effect of Basel III transition requirements		26	26	131	131
Total Tier 2 capital (Basel III transition requirements)		$27,174	37,157	28,738	38,464

Total qualifying capital (fully phased-in)	(A)+(B)	$190,147	200,130	186,803	196,529
Total Effect of Basel III transition requirements		26	26	131	131
Total qualifying capital (Basel III transition requirements)		$190,173	200,156	186,934	196,660

Risk-Weighted Assets (RWAs)(5):
Credit risk (6)		$729,917	1,140,459	752,999	1,125,813
Market risk		48,268	48,268	67,931	67,931
Operational risk		348,350	—	337,425	—
Total RWAs		$1,126,535	1,188,727	1,158,355	1,193,744
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period total equity was revised to conform with the current period presentation. Prior period risk-based capital and certain other regulatory related metrics were not revised.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(3)At June 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $879 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $7.5 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2021.
(4)Under the Advanced Approach the allowance for credit losses that exceeds expected credit losses is eligible for inclusion in tier 2 capital, to the extent the excess allowance does not exceed 0.60% of Advanced credit RWAs, and under the Standardized Approach, the allowance for credit losses is includable in tier 2 capital up to 1.25% of Standardized credit RWAs, in each case with any excess allowance for credit losses being deducted from the respective total RWAs.
(5)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
(6)Includes an increase of $547 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses as of June 30, 2021. See footnote (4) to this table.

Wells Fargo & Company	53

Capital Management (continued)
Table 39 presents the changes in CET1 for the six months ended June 30, 2021.
Table 39: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2020	$138,297
Net income applicable to common stock	9,999
Common stock dividends	(826)
Common stock issued, repurchased, and stock compensation-related items	(1,539)
Changes in cumulative other comprehensive income	(758)
Goodwill	198
Certain identifiable intangible assets (other than MSRs)	41
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	(291)
Applicable deferred taxes related to goodwill and other intangible assets (1)	19
CECL transition provision (2)	(841)
Other	(857)
Change in Common Equity Tier 1	5,145
Common Equity Tier 1 at June 30, 2021	$143,442
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)At June 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $879 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $7.5 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2021.
Table 40 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the six months ended June 30, 2021.
Table 40: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2020	$1,158,355	1,193,744
Net change in credit risk RWAs (1)	(23,082)	14,646
Net change in market risk RWAs	(19,663)	(19,663)
Net change in operational risk RWAs	10,925	—
Total change in RWAs	(31,820)	(5,017)
RWAs at June 30, 2021	$1,126,535	1,188,727
(1)Includes an increase of $547 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses. See Table 38 for additional information.

54	Wells Fargo & Company

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
Table 41 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 41: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Total equity		$193,127	188,034	178,635	190,968	189,074	184,072	190,026	185,982
Adjustments:
Preferred stock		(20,820)	(21,170)	(21,098)	(21,108)	(21,840)	(21,344)	(21,472)	(21,569)
Additional paid-in capital on preferred stock		136	139	159	138	145	140	142	138
Unearned ESOP shares		875	875	875	875	875	1,140	875	1,141
Noncontrolling interests		(1,865)	(1,130)	(736)	(1,313)	(1,115)	(643)	(1,215)	(714)
Total common stockholders’ equity	(A)	171,453	166,748	157,835	169,560	167,139	163,365	168,356	164,978
Adjustments:
Goodwill		(26,194)	(26,290)	(26,385)	(26,213)	(26,383)	(26,384)	(26,297)	(26,386)
Certain identifiable intangible assets (other than MSRs)		(301)	(322)	(389)	(310)	(330)	(402)	(320)	(414)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,256)	(2,300)	(2,050)	(2,208)	(2,217)	(1,922)	(2,212)	(2,037)
Applicable deferred taxes related to goodwill and other intangible assets (1)		875	866	831	873	863	828	868	823
Tangible common equity	(B)	$143,577	138,702	129,842	141,702	139,072	135,485	140,395	136,964
Common shares outstanding	(C)	4,108.0	4,141.1	4,119.6	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,743	4,256	(4,160)	$9,999	(3,856)
Book value per common share	(A)/(C)	$41.74	40.27	38.31	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	34.95	33.49	31.52	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	13.59%	10.33	(10.24)	11.98%	(4.70)%
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	16.26	12.41	(12.35)	14.36%	(5.66)%
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 42 presents the leverage requirements applicable to the Company as of June 30, 2021.
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
At June 30, 2021, the Company’s SLR was 7.09%, and each of our IDIs exceeded their applicable SLR requirements. Table 43 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Wells Fargo & Company	55

Capital Management (continued)
Table 43: Leverage Ratios for the Company

(in millions, except ratios)		Quarter ended June 30, 2021
Tier 1 capital	(A)	$162,999
Total average assets		1,940,757
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		29,103
Less: Other SLR exclusions		—
Total adjusted average assets		1,911,654
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		68,738
Repo-style transactions (2)		3,626
Other (3)		316,398
Total off-balance sheet exposures		388,762
Total leverage exposure	(B)	$2,300,416
Supplementary leverage ratio	(A)/(B)	7.09%

Tier 1 leverage ratio (4)		8.53%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2021, are presented in Table 44.
Table 44: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

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
Table 45 provides our TLAC and eligible unsecured long-term debt and related ratios as of June 30, 2021, and December 31, 2020.
Table 45: TLAC and Eligible Unsecured Long-Term Debt

($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
	June 30, 2021
Total eligible amount	$298,496		129,411

Percentage of RWAs (3)	25.11%	21.50	10.89	8.00
Percentage of total leverage exposure	12.98	9.50	5.63	4.50

	December 31, 2020
Total eligible amount	$307,226		140,703

Percentage of RWAs (3)	25.74%	22.00	11.79	8.00
Percentage of total leverage exposure (4)	15.64	9.50	7.16	4.50
(1)TLAC ratios are calculated using the CECL transition provision issued by federal banking regulators.
(2)Represents the minimum required to avoid restrictions on capital distributions and discretionary bonus payments.
(3)Our minimum TLAC and eligible unsecured long-term debt requirements are calculated based on the greater of RWAs determined under the Standardized and Advanced Approaches.
(4)Total leverage exposure at December 31, 2020, reflected an interim final rule issued by the FRB that temporarily allowed a bank holding company to exclude on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of its total leverage exposure.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS For information regarding the U.S. implementation of the Basel III LCR and NSFR, see the “Risk Management – Asset/ Liability Management – Liquidity Risk and Funding – Liquidity Standards” section in this Report.

Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, we currently target a long-term CET1 capital ratio that is 100 basis points above our regulatory requirement plus an incremental buffer of 25 to 50 basis points. Our capital targets are subject to change based on various factors, including changes to the regulatory capital framework and expectations for large banks promulgated by bank regulatory agencies, changes to the regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans.
On March 25, 2021, the FRB announced that it was extending measures it previously announced limiting large BHCs, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB generally authorized BHCs to (i) provided that the BHC does not increase the amount of its common stock dividends to

56	Wells Fargo & Company

be larger than the level paid in second quarter 2020, pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters; (ii) make share repurchases that equal the amount of share issuances related to expensed employee compensation; and (iii) redeem and make scheduled payments on additional tier 1 and tier 2 capital instruments. These limitations on capital distributions ended on June 30, 2021.
Concurrently with CCAR, federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
In June 2021, the Company completed the 2021 CCAR stress test process. On July 27, 2021, the Board approved an increase to the Company's third quarter 2021 common stock dividend to $0.20 per share. Additionally, our capital plan includes gross common share repurchases of approximately $18 billion for the four-quarter period beginning third quarter 2021 through second quarter 2022.
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
At June 30, 2021, we had remaining Board authority to repurchase approximately 615 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during second quarter 2021, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2020 Form 10-K.

“Living Will” Requirements and Related Matters
Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically submit resolution plans, also known as “living wills,” that would facilitate their rapid and orderly resolution in the event of material financial distress or failure. Under the rules, rapid and orderly resolution means a reorganization or liquidation of the covered company under the U.S. Bankruptcy Code that can be accomplished in a reasonable period of time and in a manner that substantially mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. In addition to the Company’s resolution plan, our national bank subsidiary, Wells Fargo Bank, N.A. (the “Bank”), is also required to prepare and periodically submit a resolution plan. If the FRB and/or FDIC determine that our resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB and/or FDIC ultimately determine that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations. On June 29, 2021, we submitted our most recent resolution plan to the FRB and FDIC.
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
The strategy described in our most recent resolution plan is a single point of entry strategy, in which the Parent would likely be the only material legal entity to enter resolution proceedings. However, we are not obligated to maintain a single point of entry strategy, and the strategy described in our resolution plan is not binding in the event of an actual resolution of Wells Fargo, whether conducted under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority. The FDIC has announced that a single point of entry strategy may be a desirable strategy under its implementation of the orderly liquidation authority, but not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.
To facilitate the orderly resolution of systemically important financial institutions in case of material distress or failure, federal banking regulations require that institutions, such as Wells Fargo, maintain a minimum amount of equity and unsecured debt to absorb losses and recapitalize operating subsidiaries. Federal banking regulators have also required measures to facilitate the continued operation of operating subsidiaries notwithstanding the failure of their parent companies, such as limitations on parent guarantees, and have issued guidance encouraging institutions to take legally binding measures to provide capital and liquidity resources to certain subsidiaries to facilitate an orderly resolution. In response to the regulators’ guidance and to facilitate the orderly resolution of the Company, on June 28, 2017, the Parent entered into a support agreement, as amended

Wells Fargo & Company	57

Regulatory Matters (continued)
and restated on June 26, 2019 (the “Support Agreement”), with WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), the Bank, Wells Fargo Securities, LLC (“WFS”), Wells Fargo Clearing Services, LLC (“WFCS”), and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes (the “Covered Entities”) or identified from time to time as related support entities in our resolution plan (the “Related Support Entities”). Pursuant to the Support Agreement, the Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank, WFS, WFCS, and the Covered Entities pursuant to the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code, the subordinated notes would be forgiven, the committed line of credit would terminate, and the IHC’s ability to pay dividends to the Parent would be restricted, any of which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The respective obligations under the Support Agreement of the Parent, the IHC, the Bank, and the Related Support Entities are secured pursuant to a related security agreement.

In addition to our resolution plans, we must also prepare and submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. The Bank must also prepare and submit to the OCC a recovery plan that sets forth the Bank’s plan to remain a going concern when the Bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determines that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.

58	Wells Fargo & Company

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

Current Accounting Developments
The following significant accounting update has been issued by the Financial Accounting Standards Board (FASB) and is applicable to us, but is not yet effective:
•Accounting Standards Update (ASU or Update) 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates

ASU 2018-12 See the “Current Accounting Developments” section in our 2020 Form 10-K for information on the effective date and our assessment of the expected financial statement impact upon adoption.
Other Accounting Developments
The following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:
•ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
•ASU 2021-05 – Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments

Wells Fargo & Company	59

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

60	Wells Fargo & Company

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

Wells Fargo & Company	61

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

62	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2021, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	63

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Interest income
Debt securities	$2,199	2,946	$4,511	6,418
Loans held for sale	193	237	524	446
Loans (1)	7,095	8,460	14,296	18,543
Equity securities	132	116	269	322
Other interest income	74	54	139	829
Total interest income	9,693	11,813	19,739	26,558
Interest expense
Deposits	92	585	204	2,327
Short-term borrowings	(12)	(17)	(21)	274
Long-term debt	712	1,237	1,738	2,477
Other interest expense	101	116	210	258
Total interest expense	893	1,921	2,131	5,336
Net interest income	8,800	9,892	17,608	21,222
Noninterest income
Deposit and lending-related fees	1,704	1,465	3,320	3,262
Investment advisory and other asset-based fees (2)	2,794	2,254	5,550	4,760
Commissions and brokerage services fees (2)	580	550	1,216	1,227
Investment banking fees	570	547	1,138	938
Card fees	1,077	797	2,026	1,689
Mortgage banking	1,336	317	2,662	696
Net gains on trading and securities	2,717	1,552	3,608	452
Other (1)	692	912	1,674	2,213
Total noninterest income	11,470	8,394	21,194	15,237
Total revenue	20,270	18,286	38,802	36,459
Provision for credit losses	(1,260)	9,534	(2,308)	13,539
Noninterest expense
Personnel	8,818	8,916	18,376	17,239
Technology, telecommunications and equipment	815	672	1,659	1,470
Occupancy	735	871	1,505	1,586
Operating losses	303	1,219	516	1,683
Professional and outside services	1,450	1,676	2,838	3,282
Advertising and promotion	132	137	222	318
Restructuring charges	(4)	—	9	—
Other	1,092	1,060	2,205	2,021
Total noninterest expense	13,341	14,551	27,330	27,599
Income (loss) before income tax expense	8,189	(5,799)	13,780	(4,679)
Income tax expense (benefit) (1)	1,445	(2,001)	2,346	(1,648)
Net income (loss) before noncontrolling interests	6,744	(3,798)	11,434	(3,031)
Less: Net income (loss) from noncontrolling interests	704	48	758	(101)
Wells Fargo net income (loss) (1)	$6,040	(3,846)	$10,676	(2,930)
Less: Preferred stock dividends and other	297	314	677	926
Wells Fargo net income (loss) applicable to common stock (1)	$5,743	(4,160)	$9,999	(3,856)
Per share information (1)
Earnings (loss) per common share	$1.39	(1.01)	$2.42	(0.94)
Diluted earnings (loss) per common share	1.38	(1.01)	2.40	(0.94)
Average common shares outstanding	4,124.6	4,105.5	4,132.9	4,105.2
Diluted average common shares outstanding	4,156.1	4,105.5	4,164.6	4,105.2
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)In first quarter 2021, trust and investment management fees and asset-based brokerage fees were combined into a single line item for investment advisory and other asset-based fees, and brokerage commissions and other brokerage services fees were combined into a single line item for commissions and brokerage services fees. Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements.

64	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss) before noncontrolling interests (1)	$6,744	(3,798)	11,434	(3,031)
Other comprehensive income (loss), after tax:
Net change in debt securities	304	1,143	(1,221)	915
Net change in derivatives and hedging activities	27	3	63	140
Defined benefit plans adjustments	334	(431)	369	(401)
Net change in foreign currency translation adjustments	22	51	33	(142)
Other comprehensive income (loss), after tax	687	766	(756)	512
Total comprehensive income (loss) before noncontrolling interests (1)	7,431	(3,032)	10,678	(2,519)
Less: Other comprehensive income (loss) from noncontrolling interests	1	—	2	(1)
Less: Net income (loss) from noncontrolling interests	704	48	758	(101)
Wells Fargo comprehensive income (loss) (1)	$6,726	(3,080)	9,918	(2,417)
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	65

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2021	Dec 31, 2020
Assets	(Unaudited)
Cash and due from banks	$25,304	28,236
Interest-earning deposits with banks	248,869	236,376
Total cash, cash equivalents, and restricted cash	274,173	264,612
Federal funds sold and securities purchased under resale agreements	70,149	65,672
Debt securities:
Trading, at fair value	82,727	75,095
Available-for-sale, at fair value (includes amortized cost of $186,309 and $215,533, net of allowance for credit losses)	189,897	220,392
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $264,087 and $212,307)	260,941	205,720
Loans held for sale (includes $18,894 and $18,806 carried at fair value)	25,594	36,384
Loans	852,300	887,637
Allowance for loan losses	(15,148)	(18,516)
Net loans	837,152	869,121
Mortgage servicing rights (includes $6,717 and $6,125 carried at fair value)	8,009	7,437
Premises and equipment, net	8,745	8,895
Goodwill	26,194	26,392
Derivative assets	25,415	25,846
Equity securities (includes $35,331 and $34,009 carried at fair value) (1)	64,547	60,008
Other assets	72,453	87,337
Total assets (2)	$1,945,996	1,952,911
Liabilities
Noninterest-bearing deposits	$504,108	467,068
Interest-bearing deposits	936,364	937,313
Total deposits	1,440,472	1,404,381
Short-term borrowings	45,635	58,999
Derivative liabilities	14,551	16,509
Accrued expenses and other liabilities (includes $22,043 and $22,441 carried at fair value) (1)	72,555	74,360
Long-term debt	179,656	212,950
Total liabilities (3)	1,752,869	1,767,199
Equity
Wells Fargo stockholders’ equity:
Preferred stock	20,820	21,136
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,018	60,197
Retained earnings (1)	171,765	162,683
Cumulative other comprehensive income (loss)	(564)	194
Treasury stock – 1,373,813,200 shares and 1,337,799,931 shares	(69,038)	(67,791)
Unearned ESOP shares	(875)	(875)
Total Wells Fargo stockholders’ equity	191,262	184,680
Noncontrolling interests	1,865	1,032
Total equity	193,127	185,712
Total liabilities and equity	$1,945,996	1,952,911
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Our consolidated assets at June 30, 2021, and December 31, 2020, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $518 million and $967 million; Loans, $4.1 billion and $10.9 billion; All other assets, $334 million and $310 million; and Total assets, $4.9 billion and $12.1 billion, respectively.
(3)Our consolidated liabilities at June 30, 2021, and December 31, 2020, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $178 million and $203 million; All other liabilities, $587 million and $900 million; and Total liabilities, $765 million and $1.1 billion, respectively.
The accompanying notes are an integral part of these statements.

66	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity – Quarter ended June 30 (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance March 31, 2021 (1)	5.6	$21,170	4,141.1	$9,136	59,854	166,458	(1,250)	(67,589)	(875)	1,130	188,034
Net income						6,040				704	6,744
Other comprehensive income (loss), net of tax							686			1	687
Noncontrolling interests										30	30
Common stock issued			2.2		—	(20)		115			95
Common stock repurchased			(35.3)					(1,565)			(1,565)
Preferred stock redeemed (2)	—	(350)			4	(4)					(350)
Preferred stock released by ESOP					—				—		—
Preferred stock converted to common shares	—	—	—		—			—			—
Common stock dividends					4	(416)					(412)
Preferred stock dividends						(293)					(293)
Stock incentive compensation expense					226						226
Net change in deferred compensation and related plans					(70)			1			(69)
Net change	—	(350)	(33.1)	—	164	5,307	686	(1,449)	—	735	5,093
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
Balance March 31, 2020 (1)	5.7	$21,347	4,096.4	$9,136	59,849	165,288	(1,564)	(70,215)	(1,143)	612	183,310
Net income (loss) (1)						(3,846)				48	(3,798)
Other comprehensive income (loss), net of tax							766			—	766
Noncontrolling interests										75	75
Common stock issued			13.5		224	(549)		692			367
Common stock repurchased			—					(2)			(2)
Preferred stock redeemed	—	—			—	—					—
Preferred stock released by ESOP					(19)				268		249
Preferred stock converted to common shares	(0.2)	(249)	9.7		(243)			492			—
Common stock dividends					20	(2,113)					(2,093)
Preferred stock dividends						(314)					(314)
Stock incentive compensation expense					120						120
Net change in deferred compensation and related plans					(28)			(17)			(45)
Net change (1)	(0.2)	(249)	23.2	—	74	(6,822)	766	1,165	268	123	(4,675)
Balance June 30, 2020 (1)	5.5	$21,098	4,119.6	$9,136	59,923	158,466	(798)	(69,050)	(875)	735	178,635
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents the impact of the redemption of the remaining Preferred Stock, Series N, in second quarter 2021. For additional information, see Note 16 (Preferred Stock).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	67

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity – Six months ended June 30 (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2020 (1)	5.5	$21,136	4,144.0	$9,136	60,197	162,683	194	(67,791)	(875)	1,032	185,712
Net income						10,676				758	11,434
Other comprehensive income (loss), net of tax							(758)			2	(756)
Noncontrolling interests										73	73
Common stock issued			16.5		—	(81)		900			819
Common stock repurchased			(52.5)					(2,161)			(2,161)
Preferred stock redeemed (2)	(0.1)	(4,876)			48	(48)					(4,876)
Preferred stock released by ESOP					—				—		—
Preferred stock converted to common shares	—	—	—		—			—			—
Preferred stock issued	0.2	4,560			(31)						4,529
Common stock dividends					10	(836)					(826)
Preferred stock dividends						(629)					(629)
Stock incentive compensation expense					724						724
Net change in deferred compensation and related plans					(930)			14			(916)
Net change	0.1	(316)	(36.0)	—	(179)	9,082	(758)	(1,247)	—	833	7,415
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
Balance December 31, 2019	7.5	$21,549	4,134.4	$9,136	61,049	166,697	(1,311)	(68,831)	(1,143)	838	187,984
Cumulative effect from change in accounting policies (1)						708					708
Balance January 1, 2020 (1)	7.5	21,549	4,134.4	9,136	61,049	167,405	(1,311)	(68,831)	(1,143)	838	188,692
Net income (loss) (1)						(2,930)				(101)	(3,031)
Other comprehensive income (loss), net of tax							513			(1)	512
Noncontrolling interests										(1)	(1)
Common stock issued			50.9		207	(857)		2,694			2,044
Common stock repurchased			(75.4)					(3,409)			(3,409)
Preferred stock redeemed (3)	(1.9)	(2,215)			17	(272)					(2,470)
Preferred stock released by ESOP					(19)				268		249
Preferred stock converted to common shares	(0.2)	(249)	9.7		(243)			492			—
Preferred stock issued	0.1	2,013			(45)						1,968
Common stock dividends					38	(4,226)					(4,188)
Preferred stock dividends						(654)					(654)
Stock incentive compensation expense					301						301
Net change in deferred compensation and related plans					(1,382)			4			(1,378)
Net change (1)	(2.0)	(451)	(14.8)	—	(1,126)	(8,939)	513	(219)	268	(103)	(10,057)
Balance June 30, 2020 (1)	5.5	$21,098	4,119.6	$9,136	59,923	158,466	(798)	(69,050)	(875)	735	178,635
(1)We adopted Accounting Standards Update (ASU) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2020. In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, in first quarter 2021, and Preferred Stock, Series N, in second quarter 2021. For additional information, see Note 16 (Preferred Stock).
(3)Represents the impact of the redemption of the remaining Preferred Stock, Series K, and partial redemption of Preferred Stock, Series T, in first quarter 2020.
The accompanying notes are an integral part of these statements.

68	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss) before noncontrolling interests (1)	$11,434	(3,031)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(2,308)	13,539
Changes in fair value of MSRs and LHFS carried at fair value	(895)	4,481
Depreciation, amortization and accretion (1)	4,173	3,858
Stock-based compensation	1,475	953
Deferred income tax benefit (1)	(1,495)	(118)
Other net (gains) losses (2)	(7,661)	7,150
Originations and purchases of loans held for sale (2)	(87,673)	(83,540)
Proceeds from sales of and paydowns on loans originally classified as held for sale (2)	55,502	69,195
Net change in:
Debt and equity securities, held for trading	7,531	36,459
Derivative assets and liabilities	(1,299)	(6,825)
Other assets	11,256	(5,910)
Other accrued expenses and liabilities (1)	(1,572)	(2,819)
Net cash provided (used) by operating activities	(11,532)	33,392
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(4,477)	22,851
Available-for-sale debt securities:
Proceeds from sales	13,675	29,524
Prepayments and maturities	45,238	35,340
Purchases	(71,997)	(28,310)
Held-to-maturity debt securities:
Paydowns and maturities	45,833	11,566
Purchases	(43,192)	(25,376)
Equity securities, not held for trading:
Proceeds from sales and capital returns	2,131	5,584
Purchases	(3,033)	(5,587)
Loans:
Loans originated by banking subsidiaries, net of principal collected	21,926	8,871
Proceeds from sales of loans originally classified as held for investment	22,174	5,325
Purchases of loans	(186)	(775)
Principal collected on nonbank entities’ loans	7,007	5,505
Loans originated by nonbank entities	(5,723)	(5,856)
Proceeds from sales of foreclosed assets and short sales	372	753
Other, net	1,056	(31)
Net cash provided by investing activities	30,804	59,384
Cash flows from financing activities:
Net change in:
Deposits	36,575	88,085
Short-term borrowings	(13,364)	(44,027)
Long-term debt:
Proceeds from issuance	1,125	37,664
Repayment	(29,810)	(44,574)
Preferred stock:
Proceeds from issuance	4,529	1,968
Redeemed	(4,875)	(2,470)
Cash dividends paid	(629)	(654)
Common stock:
Proceeds from issuance	114	454
Stock tendered for payment of withholding taxes	(250)	(320)
Repurchased	(2,161)	(3,409)
Cash dividends paid	(795)	(4,055)
Net change in noncontrolling interests	(13)	(31)
Other, net	(157)	(154)
Net cash provided (used) by financing activities	(9,711)	28,477
Net change in cash, cash equivalents, and restricted cash	9,561	121,253
Cash, cash equivalents, and restricted cash at beginning of period	264,612	141,250
Cash, cash equivalents, and restricted cash at end of period	$274,173	262,503
Supplemental cash flow disclosures:
Cash paid for interest	$2,345	5,545
Cash paid for income taxes, net (2)	3,052	2,070
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Wells Fargo & Company	69

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

Change in Accounting Policies
In second quarter 2021, we elected to change our accounting method for low-income housing tax credit (LIHTC) investments from the equity method of accounting to the proportional amortization method. Under the proportional amortization method, the investments are carried at amortized cost and amortized in proportion to the tax credits received. The amortization of the investments and the related tax impacts are recognized in income tax expense. Previously, we recognized the amortization of the investments in other noninterest income and the related tax impacts were recognized in income tax expense. We determined that the proportional amortization method is preferable because it better aligns the financial statement presentation with the economic impact of these investments, which generate tax credits over the lives of the investments. Adoption of the proportional amortization method was applied retrospectively, to the earliest period presented, which resulted in a cumulative-effect adjustment to reduce retained earnings by $283 million as of January 1, 2020.
In second quarter 2021, we also elected to change the presentation of investment tax credits related to solar energy investments, which are accounted for under the deferral method. We reclassified the investment tax credits on our consolidated balance sheet from accrued expenses and other liabilities to a reduction of the carrying value of the investment balances. We also reclassified the investment tax credits, which are recognized over time, from income tax expense to interest income for solar energy leases or noninterest income for solar energy equity investments. We determined that this presentation is preferable because it better reflects the financial statement presentation of the investment tax credits as an integral component of the investments. The change in accounting policy was adopted retrospectively to January 1, 2020.
Table 1.1 presents the impact of the accounting policy changes for LIHTC investments and solar energy investments to our consolidated statement of income and consolidated balance sheet. There was no material impact to the consolidated statement of cash flows.

70	Wells Fargo & Company

Table 1.1: Impact of the Accounting Policy Changes for LIHTC Investments and Solar Energy Investments

	Quarter ended June 30, 2020				Six months ended June 30, 2020
		Effect of accounting policy changes ($)				Effect of accounting policy changes ($)
($ in millions, except per share amounts)	As reported	LIHTC	Solar	As revised	As reported	LIHTC	Solar	As revised
Selected Income Statement Data
Interest income – loans	$8,448	—	12	8,460	18,513	—	30	18,543
Noninterest income	7,956	370	68	8,394	14,361	739	137	15,237
Income tax expense (benefit) (1)	(3,917)	1,434	482	(2,001)	(3,758)	1,584	526	(1,648)
Net income (loss)	(2,379)	(1,064)	(403)	(3,846)	(1,726)	(845)	(359)	(2,930)
Earnings (loss) per common share	(0.66)	(0.26)	(0.09)	(1.01)	(0.65)	(0.21)	(0.08)	(0.94)
Diluted earnings (loss) per common share	(0.66)	(0.26)	(0.09)	(1.01)	(0.65)	(0.21)	(0.08)	(0.94)

					At December 31, 2020
						Effect of accounting policy changes ($)
					As reported	LIHTC	Solar	As revised
Selected Balance Sheet Data
Equity securities					$62,260	(275)	(1,977)	60,008
Accrued expenses and other liabilities					76,404	(62)	(1,982)	74,360
Retained earnings					162,890	(207)	—	162,683
(1)The quarterly income tax expense (benefit) varies based on the income (loss) before income tax expense (benefit) and the estimated annual effective income tax rate applied to each quarter.

Accounting Standards Adopted in 2021
In 2021, we adopted the following new accounting guidance:
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

ASU 2021-01 clarifies the scope of Topic 848 to include derivatives affected by changes in interest rates for margining, discounting, or contract price alignment as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”), even if they do not reference the London Interbank Offered Rate or another rate that is expected to be discontinued as a result of reference rate reform. The Update also clarifies other aspects of the relief provided in Accounting Standards Codification (ASC) 848. We adopted this Update in first quarter 2021 on a prospective basis, and the guidance will be followed until the Update terminates on December 31, 2022. The Update did not have a material impact on our consolidated financial statements.

ASU 2020-08 clarifies the accounting for purchased callable debt securities carried at a premium and was issued to correct an unintended application of ASU 2017-08 – Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires amortization of such premiums to the earliest call date, but was not clear for the method to be used for instruments with multiple call dates. The Update now specifies that such premiums are amortized to the next call date and requires reassessment throughout the life of the instruments with multiple call dates. We adopted this Update in first quarter
2021. The Update did not have a material impact on our consolidated financial statements.

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

Wells Fargo & Company	71

Note 1: Summary of Significant Accounting Policies (continued)
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.2.

Table 1.2: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2021	2020
Held-to-maturity debt securities purchased from securitization of LHFS (1)	16,462	664
Transfers from loans to LHFS (2)	11,551	12,753
Transfers from available-for-sale debt securities to held-to-maturity debt securities	41,298	—
(1)For the six months ended June 30, 2021, predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.
(2)Prior periods have been revised to conform to the current period presentation.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2021, and, except as disclosed in Note 16 (Preferred Stock), there have been no material events that would require recognition in our second quarter 2021 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

72	Wells Fargo & Company

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Jun 30, 2021	Dec 31, 2020
Trading assets:
Debt securities	$82,727	75,095
Equity securities	23,701	23,032
Loans held for sale	2,269	1,015
Gross trading derivative assets	54,965	58,767
Netting (1)	(31,052)	(34,301)
Total trading derivative assets	23,913	24,466
Total trading assets	132,610	123,608
Trading liabilities:
Short sale	22,043	22,441
Gross trading derivative liabilities	45,441	53,285
Netting (1)	(33,614)	(39,444)
Total trading derivative liabilities	11,827	13,841
Total trading liabilities	$33,870	36,282
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
Table 2.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest income:
Debt securities	$496	$659	$1,025	1,425
Equity securities	93	68	196	205
Loans held for sale	3	6	15	18
Total interest income	592	733	1,236	1,648
Less: Interest expense	105	116	215	257
Net interest income	487	617	1,021	1,391
Net gains (losses) from trading activities (1):
Debt securities	769	329	(1,337)	2,684
Equity securities	856	2,329	2,009	(2,072)
Loans held for sale	15	24	39	12
Derivatives (2)	(1,619)	(1,875)	(342)	247
Total net gains from trading activities	21	807	369	871
Total trading-related net interest and noninterest income	$508	$1,424	$1,390	2,262
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Wells Fargo & Company	73

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
    Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the second quarter and first half of both 2021 and 2020 was insignificant.

Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$35,741	195	(31)	35,905
Non-U.S. government securities	11,201	—	—	11,201
Securities of U.S. states and political subdivisions (2)	19,121	410	(32)	19,499
Federal agency mortgage-backed securities	94,186	2,679	(331)	96,534
Non-agency mortgage-backed securities (3)	4,349	51	(22)	4,378
Collateralized loan obligations	12,406	8	(7)	12,407
Other debt securities	9,305	699	(31)	9,973
Total available-for-sale debt securities	186,309	4,042	(454)	189,897
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	27,576	862	(409)	28,029
Securities of U.S. states and political subdivisions	28,243	931	(36)	29,138
Federal agency mortgage-backed securities	182,891	2,908	(1,349)	184,450
Non-agency mortgage-backed securities	948	46	(11)	983
Collateralized loan obligations	21,283	205	(1)	21,487
Total held-to-maturity debt securities	260,941	4,952	(1,806)	264,087
Total (4)	$447,250	8,994	(2,260)	453,984
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$21,954	205	—	22,159
Non-U.S. government securities	16,816	—	(3)	16,813
Securities of U.S. states and political subdivisions (2)	19,263	224	(81)	19,406
Federal agency mortgage-backed securities	134,838	4,260	(28)	139,070
Non-agency mortgage-backed securities (3)	3,745	30	(46)	3,729
Collateralized loan obligations	9,058	4	(44)	9,018
Other debt securities	9,859	399	(61)	10,197
Total available-for-sale debt securities	215,533	5,122	(263)	220,392
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	47,295	1,472	(170)	48,597
Securities of U.S. states and political subdivisions	25,860	938	(5)	26,793
Federal agency mortgage-backed securities	115,437	4,182	(21)	119,598
Non-agency mortgage-backed securities	890	51	(8)	933
Collateralized loan obligations	16,238	148	—	16,386
Total held-to-maturity debt securities	205,720	6,791	(204)	212,307
Total (4)	$421,253	11,913	(467)	432,699
(1)Represents amortized cost of the securities, net of the ACL of $33 million and $28 million related to AFS debt securities and $77 million and $41 million related to HTM debt securities at June 30, 2021, and December 31, 2020, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL and fair value of these types of securities, was $5.2 billion at June 30, 2021, and $5.0 billion at December 31, 2020.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2021, and December 31, 2020.
(4)We held AFS and HTM debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $119.8 billion and $89.9 billion and a fair value of $121.5 billion and $91.3 billion at June 30, 2021, and an amortized cost of $99.8 billion and $88.7 billion and a fair value of $103.2 billion and $91.5 billion at December 31, 2020, respectively.

74	Wells Fargo & Company

Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Purchases of held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies	$—	—	$—	3,016
Securities of U.S. states and political subdivisions	1,173	15	3,083	881
Federal agency mortgage-backed securities	24,855	6,958	49,722	22,821
Non-agency mortgage-backed securities	55	12	84	74
Collateralized loan obligations	3,385	—	7,338	—
Total purchases of held-to-maturity debt securities	29,468	6,985	60,227	26,792
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Federal agency mortgage-backed securities	24,681	—	41,298	—
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$24,681	—	$41,298	—
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest income (1):
Available-for-sale	$655	1,349	$1,466	3,075
Held-to-maturity	1,048	938	2,020	1,918
Total interest income	1,703	2,287	3,486	4,993
Provision for credit losses:
Available-for-sale	(10)	(40)	12	128
Held-to-maturity	(11)	9	36	13
Total provision for credit losses	(21)	(31)	48	141
Realized gains and losses (2):
Gross realized gains	1	248	152	504
Gross realized losses	(1)	(36)	(1)	(40)
Impairment write-downs	—	—	—	(15)
Net realized gains	$—	$212	$151	449
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2021, and December 31, 2020.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

Wells Fargo & Company	75

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2021
Total portfolio (1)	$189,897	99%	261,018	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$132,439	100%	210,467	100%
Securities of U.S. states and political subdivisions	19,499	99	28,258	100
Collateralized loan obligations (3)	12,407	100	21,329	100
All other debt securities (4)	25,552	91	964	4
December 31, 2020
Total portfolio (1)	$220,392	99%	205,761	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$161,229	100%	162,732	100%
Securities of U.S. states and political subdivisions	19,406	99	25,870	100
Collateralized loan obligations (3)	9,018	100	16,255	100
All other debt securities (4)	30,739	93	904	6
(1)94% and 92% were rated AA- and above at June 30, 2021, and December 31, 2020, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)99% and 98% were rated AA- and above at June 30, 2021, and December 31, 2020, respectively.
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
Debt securities that are past due and still accruing were insignificant at both June 30, 2021, and December 31, 2020. The carrying value of debt securities in nonaccrual status was insignificant at both June 30, 2021, and December 31, 2020. Charge-offs on debt securities were insignificant in the second quarter and first half of both 2021 and 2020.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the second quarter and first half of both 2021 and 2020.

76	Wells Fargo & Company

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(31)	11,924	—	—	(31)	11,924
Non-U.S. government securities	—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(21)	1,413	(11)	717	(32)	2,130
Federal agency mortgage-backed securities	(285)	18,152	(46)	2,924	(331)	21,076
Non-agency mortgage-backed securities	(3)	330	(19)	771	(22)	1,101
Collateralized loan obligations	(2)	1,312	(5)	1,698	(7)	3,010
Other debt securities	(15)	1,196	(16)	807	(31)	2,003
Total available-for-sale debt securities	$(357)	34,327	(97)	6,917	(454)	41,244
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Non-U.S. government securities	(3)	16,812	—	—	(3)	16,812
Securities of U.S. states and political subdivisions	(51)	3,681	(30)	1,101	(81)	4,782
Federal agency mortgage-backed securities	(27)	11,310	(1)	316	(28)	11,626
Non-agency mortgage-backed securities	(28)	1,366	(18)	534	(46)	1,900
Collateralized loan obligations	(27)	5,082	(17)	1,798	(44)	6,880
Other debt securities	(16)	647	(45)	1,604	(61)	2,251
Total available-for-sale debt securities	$(152)	38,898	(111)	5,353	(263)	44,251
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

Wells Fargo & Company	77

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2021
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$35,741	5	17,965	15,777	1,994
Fair value	35,905	5	17,978	15,837	2,085
Weighted average yield	0.75%	2.00	0.33	1.13	1.44
Non-U.S. government securities
Amortized cost, net	$11,201	11,176	25	—	—
Fair value	11,201	11,176	25	—	—
Weighted average yield	(0.11%)	(0.11)	0.42	—	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$19,121	1,546	2,225	5,244	10,106
Fair value	19,499	1,549	2,270	5,253	10,427
Weighted average yield	2.07%	1.46	1.58	1.41	2.62
Federal agency mortgage-backed securities
Amortized cost, net	$94,186	8	171	3,359	90,648
Fair value	96,534	8	181	3,484	92,861
Weighted average yield	2.72%	2.35	3.30	2.30	2.74
Non-agency mortgage-backed securities
Amortized cost, net	$4,349	—	—	151	4,198
Fair value	4,378	—	—	150	4,228
Weighted average yield	2.00%	—	—	2.27	1.99
Collateralized loan obligations
Amortized cost, net	$12,406	—	90	7,306	5,010
Fair value	12,407	—	90	7,304	5,013
Weighted average yield	1.42%	—	2.21	1.44	1.39
Other debt securities
Amortized cost, net	$9,305	160	2,791	2,865	3,489
Fair value	9,973	160	3,152	2,910	3,751
Weighted average yield	3.17%	2.97	4.23	3.31	2.22
Total available-for-sale debt securities
Amortized cost, net	$186,309	12,895	23,267	34,702	115,445
Fair value	$189,897	12,898	23,696	34,938	118,365
Weighted average yield	2.03%	0.22	0.95	1.54	2.60
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

78	Wells Fargo & Company

Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2021
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$27,576	11,386	12,407	—	3,783
Fair value	28,029	11,461	13,140	—	3,428
Weighted average yield	2.10%	1.98	2.37	—	1.57
Securities of U.S. states and political subdivisions
Amortized cost, net	$28,243	673	2,177	2,066	23,327
Fair value	29,138	680	2,246	2,150	24,062
Weighted average yield	2.19%	2.09	1.90	2.65	2.18
Federal agency mortgage-backed securities
Amortized cost, net	$182,891	—	—	—	182,891
Fair value	184,450	—	—	—	184,450
Weighted average yield	2.20%	—	—	—	2.20
Non-agency mortgage-backed securities
Amortized cost, net	$948	—	15	—	933
Fair value	983	—	15	—	968
Weighted average yield	3.09%	—	1.56	—	3.12
Collateralized loan obligations
Amortized cost, net	$21,283	—	—	8,155	13,128
Fair value	21,487	—	—	8,248	13,239
Weighted average yield	1.68%	—	—	1.73	1.65
Total held-to-maturity debt securities
Amortized cost, net	$260,941	12,059	14,599	10,221	224,062
Fair value	264,087	12,141	15,401	10,398	226,147
Weighted average yield	2.15%	1.98	2.30	1.91	2.16
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

Wells Fargo & Company	79

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at June 30, 2021, and December 31, 2020.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2021, we reversed accrued interest receivable of $24 million for our commercial portfolio segment and $104 million for our consumer portfolio segment, compared with $21 million and $114 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Jun 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$317,618	318,805
Real estate mortgage	120,678	121,720
Real estate construction	22,406	21,805
Lease financing	15,720	16,087
Total commercial	476,422	478,417
Consumer:
Residential mortgage – first lien	244,371	276,674
Residential mortgage – junior lien	19,637	23,286
Credit card	34,936	36,664
Auto	51,073	48,187
Other consumer	25,861	24,409
Total consumer	375,878	409,220
Total loans	$852,300	887,637
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2021	Dec 31, 2020
Non-U.S. commercial loans:
Commercial and industrial	$71,409	63,128
Real estate mortgage	6,619	7,278
Real estate construction	1,820	1,603
Lease financing	672	629
Total non-U.S. commercial loans	$80,520	72,638

80	Wells Fargo & Company

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
Table 4.3: Loan Purchases, Sales, and Transfers

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$134	1	135	332	2	334
Sales	(65)	—	(65)	(1,957)	(1)	(1,958)
Transfers (to)/from LHFS	(359)	(99)	(458)	(8)	(10,379)	(10,387)
Six months ended June 30,
Purchases	$182	2	184	673	3	676
Sales	(338)	(188)	(526)	(2,770)	(27)	(2,797)
Transfers (to)/from LHFS	(794)	(36)	(830)	69	(10,377)	(10,308)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $82.6 billion at June 30, 2021.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2021, and December 31, 2020, we had $1.4 billion and $1.3 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 11 (Guarantees and Other Commitments) for additional information on standby letters of credit.
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
Table 4.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$394,370	378,167
Real estate mortgage	8,794	7,993
Real estate construction	16,260	15,650
Total commercial	419,424	401,810
Consumer:
Residential mortgage – first lien	37,920	31,530
Residential mortgage – junior lien	30,170	32,820
Credit card	124,985	121,096
Other consumer	54,724	49,179
Total consumer	247,799	234,625
Total unfunded credit commitments	$667,223	636,435

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $3.3 billion from December 31, 2020, due to improvements in current and forecasted economic conditions.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Balance, beginning of period	$18,043	12,022	19,713	10,456
Cumulative effect from change in accounting policies (1)	—	—	—	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	—	8
Balance, beginning of period, adjusted	18,043	12,022	19,713	9,127
Provision for credit losses	(1,239)	9,565	(2,356)	13,398
Interest income on certain impaired loans (3)	(36)	(38)	(77)	(76)
Loan charge-offs:
Commercial:
Commercial and industrial	(149)	(556)	(308)	(933)
Real estate mortgage	(11)	(72)	(63)	(75)
Real estate construction	—	—	—	—
Lease financing	(10)	(19)	(31)	(32)
Total commercial	(170)	(647)	(402)	(1,040)
Consumer:
Residential mortgage – first lien	(6)	(20)	(23)	(43)
Residential mortgage – junior lien	(12)	(18)	(31)	(48)
Credit card	(357)	(415)	(692)	(886)
Auto	(128)	(158)	(257)	(314)
Other consumer	(79)	(113)	(226)	(278)
Total consumer	(582)	(724)	(1,229)	(1,569)
Total loan charge-offs	(752)	(1,371)	(1,631)	(2,609)
Loan recoveries:
Commercial:
Commercial and industrial	68	35	139	79
Real estate mortgage	16	5	22	10
Real estate construction	1	1	1	17
Lease financing	5	4	11	8
Total commercial	90	45	173	114
Consumer:
Residential mortgage – first lien	25	18	66	44
Residential mortgage – junior lien	43	30	81	65
Credit card	101	88	200	182
Auto	83	52	160	126
Other consumer	29	25	57	56
Total consumer	281	213	564	473
Total loan recoveries	371	258	737	587
Net loan charge-offs	(381)	(1,113)	(894)	(2,022)
Other	4	—	5	9
Balance, end of period	$16,391	20,436	16,391	20,436
Components:
Allowance for loan losses	$15,148	18,926	15,148	18,926
Allowance for unfunded credit commitments	1,243	1,510	1,243	1,510
Allowance for credit losses	$16,391	20,436	16,391	20,436
Net loan charge-offs (annualized) as a percentage of average total loans	0.18%	0.46	0.21	0.42
Allowance for loan losses as a percentage of total loans	1.78	2.02	1.78	2.02
Allowance for credit losses for loans as a percentage of total loans	1.92	2.19	1.92	2.19
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

82	Wells Fargo & Company

Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$10,682	7,361	18,043	5,279	6,743	12,022
Provision for credit losses	(1,021)	(218)	(1,239)	6,999	2,566	9,565
Interest income on certain loans (3)	(15)	(21)	(36)	(12)	(26)	(38)
Loan charge-offs	(170)	(582)	(752)	(647)	(724)	(1,371)
Loan recoveries	90	281	371	45	213	258
Net loan charge-offs	(80)	(301)	(381)	(602)	(511)	(1,113)
Other	4	—	4	5	(5)	—
Balance, end of period	$9,570	6,821	16,391	11,669	8,767	20,436
Six months ended June 30,
Balance, beginning of period	$11,516	8,197	19,713	6,245	4,211	10,456
Cumulative effect from change in accounting policies (1)	—	—	—	(2,861)	1,524	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	—	—	8	8
Balance, beginning of period, adjusted	11,516	8,197	19,713	3,384	5,743	9,127
Provision for credit losses	(1,688)	(668)	(2,356)	9,239	4,159	13,398
Interest income on certain loans (3)	(34)	(43)	(77)	(26)	(50)	(76)
Loan charge-offs	(402)	(1,229)	(1,631)	(1,040)	(1,569)	(2,609)
Loan recoveries	173	564	737	114	473	587
Net loan charge-offs	(229)	(665)	(894)	(926)	(1,096)	(2,022)
Other	5	—	5	(2)	11	9
Balance, end of period	$9,570	6,821	16,391	11,669	8,767	20,436
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

Note 4: Loans and Related Allowance for Credit Losses (continued)
Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2021.

COMMERCIAL CREDIT QUALITY INDICATORS We manage a consistent process for assessing commercial loan credit quality.
Commercial loans are generally subject to individual risk assessment using our internal borrower and collateral quality ratings, which is our primary credit quality indicator. Our ratings are aligned to regulatory definitions of pass and criticized categories with the criticized segmented among special mention, substandard, doubtful and loss categories.
Table 4.7 provides the outstanding balances of our commercial loan portfolio by risk category. Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a troubled debt restructuring (TDR). At June 30, 2021, we had $442.6 billion and $33.8 billion of pass and criticized commercial loans, respectively.
Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2021	2020	2019	2018	2017	Prior
June 30, 2021
Commercial and industrial
Pass	$37,051	25,171	28,385	11,075	5,582	12,341	183,360	341	303,306
Criticized	729	1,317	1,325	1,594	826	1,078	7,443	—	14,312
Total commercial and industrial	37,780	26,488	29,710	12,669	6,408	13,419	190,803	341	317,618
Real estate mortgage
Pass	14,713	18,977	21,983	15,350	9,245	20,321	4,478	1	105,068
Criticized	1,664	2,450	3,444	2,679	1,286	3,665	422	—	15,610
Total real estate mortgage	16,377	21,427	25,427	18,029	10,531	23,986	4,900	1	120,678
Real estate construction
Pass	2,800	4,995	6,148	3,607	775	359	1,138	2	19,824
Criticized	354	501	746	418	442	120	1	—	2,582
Total real estate construction	3,154	5,496	6,894	4,025	1,217	479	1,139	2	22,406
Lease financing
Pass	2,244	3,545	3,180	1,752	1,107	2,555	—	—	14,383
Criticized	145	293	374	254	129	142	—	—	1,337
Total lease financing	2,389	3,838	3,554	2,006	1,236	2,697	—	—	15,720
Total commercial loans	$59,700	57,249	65,585	36,729	19,392	40,581	196,842	344	476,422
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
December 31, 2020
Commercial and industrial
Pass	$56,915	34,040	15,936	7,274	4,048	4,738	177,107	997	301,055
Criticized	1,404	1,327	1,357	972	672	333	11,534	151	17,750
Total commercial and industrial	58,319	35,367	17,293	8,246	4,720	5,071	188,641	1,148	318,805
Real estate mortgage
Pass	22,444	26,114	18,679	11,113	11,582	14,663	5,152	6	109,753
Criticized	2,133	2,544	1,817	1,287	1,625	2,082	479	—	11,967
Total real estate mortgage	24,577	28,658	20,496	12,400	13,207	16,745	5,631	6	121,720
Real estate construction
Pass	5,242	6,574	4,771	1,736	477	235	1,212	3	20,250
Criticized	449	452	527	4	113	10	—	—	1,555
Total real estate construction	5,691	7,026	5,298	1,740	590	245	1,212	3	21,805
Lease financing
Pass	3,970	3,851	2,176	1,464	1,199	1,924	—	—	14,584
Criticized	308	433	372	197	108	85	—	—	1,503
Total lease financing	4,278	4,284	2,548	1,661	1,307	2,009	—	—	16,087
Total commercial loans	$92,865	75,335	45,635	24,047	19,824	24,070	195,484	1,157	478,417

84	Wells Fargo & Company

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

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2021
By delinquency status:
Current-29 days past due (DPD) and still accruing	$315,279	118,719	22,329	15,350	471,677
30-89 DPD and still accruing	483	256	25	155	919
90+ DPD and still accruing	165	105	7	—	277
Nonaccrual loans	1,691	1,598	45	215	3,549
Total commercial loans	$317,618	120,678	22,406	15,720	476,422
December 31, 2020
By delinquency status:
Current-29 DPD and still accruing	$315,493	119,561	21,532	15,595	472,181
30-89 DPD and still accruing	575	347	224	233	1,379
90+ DPD and still accruing	39	38	1	—	78
Nonaccrual loans	2,698	1,774	48	259	4,779
Total commercial loans	$318,805	121,720	21,805	16,087	478,417

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, FICO credit scores and LTV for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment.
Many of our loss estimation techniques used for the ACL for loans rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our ACL for consumer loans.

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

Wells Fargo & Company	85

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
June 30, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$30,494	47,246	32,078	10,137	17,647	76,251	5,989	1,598	221,440
30-59 DPD	28	33	52	21	34	604	15	30	817
60-89 DPD	1	11	1	3	3	187	8	18	232
90-119 DPD	2	8	3	1	7	64	6	11	102
120-179 DPD	—	12	6	3	3	85	16	23	148
180+ DPD	—	204	12	10	21	809	100	245	1,401
Government insured/guaranteed loans (1)	3	193	364	566	635	18,470	—	—	20,231
Total residential mortgage – first lien	30,528	47,707	32,516	10,741	18,350	96,470	6,134	1,925	244,371
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	13	22	34	35	28	909	12,913	4,680	18,634
30-59 DPD	—	—	1	—	—	15	28	40	84
60-89 DPD	—	—	—	—	—	7	16	29	52
90-119 DPD	—	—	—	—	—	3	11	22	36
120-179 DPD	—	—	—	—	—	6	37	49	92
180+ DPD	—	—	—	—	—	32	215	492	739
Total residential mortgage – junior lien	13	22	35	35	28	972	13,220	5,312	19,637
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	34,201	226	34,427
30-59 DPD	—	—	—	—	—	—	135	7	142
60-89 DPD	—	—	—	—	—	—	90	6	96
90-119 DPD	—	—	—	—	—	—	80	7	87
120-179 DPD	—	—	—	—	—	—	182	2	184
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	34,688	248	34,936
Auto
By delinquency status:
Current-29 DPD	14,445	15,920	11,321	4,644	2,309	1,677	—	—	50,316
30-59 DPD	33	143	148	81	52	85	—	—	542
60-89 DPD	8	42	44	24	14	25	—	—	157
90-119 DPD	3	17	17	8	5	8	—	—	58
120-179 DPD	—	—	—	—	—	—	—	—	—
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	14,489	16,122	11,530	4,757	2,380	1,795	—	—	51,073
Other consumer
By delinquency status:
Current-29 DPD	982	990	994	335	155	173	22,011	150	25,790
30-59 DPD	1	2	3	2	1	2	8	3	22
60-89 DPD	—	2	2	1	1	1	5	1	13
90-119 DPD	—	1	2	1	—	—	4	1	9
120-179 DPD	—	—	—	—	—	—	8	2	10
180+ DPD	—	—	—	—	—	2	4	11	17
Total other consumer	983	995	1,001	339	157	178	22,040	168	25,861
Total consumer loans	$46,013	64,846	45,082	15,872	20,915	99,415	76,082	7,653	375,878

(continued on following page)

86	Wells Fargo & Company

(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$53,298	43,297	14,761	24,619	30,533	67,960	6,762	1,719	242,949
30-59 DPD	111	76	36	67	79	750	52	66	1,237
60-89 DPD	88	10	6	12	13	305	56	68	558
90-119 DPD	232	11	5	8	7	197	26	33	519
120-179 DPD	3	4	1	3	5	151	17	29	213
180+ DPD	3	1	4	11	15	758	21	145	958
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	22	39	39	37	31	1,115	15,366	5,434	22,083
30-59 DPD	—	—	1	1	—	22	113	160	297
60-89 DPD	—	—	1	—	—	11	154	271	437
90-119 DPD	—	—	—	1	—	7	45	84	137
120-179 DPD	—	—	—	—	—	9	36	77	122
180+ DPD	—	—	—	—	1	25	29	155	210
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,612	255	35,867
30-59 DPD	—	—	—	—	—	—	243	12	255
60-89 DPD	—	—	—	—	—	—	167	10	177
90-119 DPD	—	—	—	—	—	—	144	10	154
120-179 DPD	—	—	—	—	—	—	208	3	211
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	36,374	290	36,664
Auto
By delinquency status:
Current-29 DPD	19,625	14,561	6,307	3,459	2,603	697	—	—	47,252
30-59 DPD	120	183	114	80	107	46	—	—	650
60-89 DPD	32	60	36	25	35	16	—	—	204
90-119 DPD	13	26	14	9	12	6	—	—	80
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
By delinquency status:
Current-29 DPD	1,406	1,383	577	261	59	193	20,246	162	24,287
30-59 DPD	2	7	5	2	1	3	19	10	49
60-89 DPD	1	5	3	1	1	1	10	6	28
90-119 DPD	1	4	2	1	—	1	8	3	20
120-179 DPD	—	—	—	—	—	—	10	4	14
180+ DPD	—	—	—	—	—	2	3	6	11
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $6.1 billion and $11.1 billion at June 30, 2021, and December 31, 2020, respectively.
Of the $2.9 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2021, $460 million was accruing, compared with
$2.7 billion past due and $612 million accruing at December 31, 2020.

Wells Fargo & Company	87

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.10 provides the outstanding balances of our consumer loan portfolio by FICO score. Substantially all of the scored consumer portfolio has an updated FICO score of 680 and above, reflecting a strong current borrower credit profile. FICO scores are not available for certain loan types or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $15.9 billion and $13.2 billion at June 30, 2021, and December 31, 2020, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
June 30, 2021
By FICO:
Residential mortgage – first lien
800+	$14,373	29,351	21,113	6,709	12,245	47,225	2,973	453	134,442
760-799	11,864	12,539	7,250	2,017	3,200	12,684	1,229	257	51,040
720-759	3,281	4,024	2,566	857	1,343	7,473	771	243	20,558
680-719	794	1,103	788	363	603	4,188	463	215	8,517
640-679	129	294	222	107	143	2,117	213	135	3,360
600-639	30	47	75	37	51	1,234	109	93	1,676
< 600	7	11	28	16	32	1,303	139	145	1,681
No FICO available	47	145	110	69	98	1,776	237	384	2,866
Government insured/guaranteed loans (1)	3	193	364	566	635	18,470	—	—	20,231
Total residential mortgage – first lien	30,528	47,707	32,516	10,741	18,350	96,470	6,134	1,925	244,371
Residential mortgage – junior lien
800+	—	—	—	—	—	236	6,715	1,612	8,563
760-799	—	—	—	—	—	142	2,588	906	3,636
720-759	—	—	—	—	—	169	1,721	891	2,781
680-719	—	—	—	—	—	143	1,022	719	1,884
640-679	—	—	—	—	—	82	396	405	883
600-639	—	—	—	—	—	52	189	232	473
< 600	—	—	—	—	—	53	195	267	515
No FICO available	13	22	35	35	28	95	394	280	902
Total residential mortgage – junior lien	13	22	35	35	28	972	13,220	5,312	19,637
Credit card
800+	—	—	—	—	—	—	3,987	1	3,988
760-799	—	—	—	—	—	—	5,561	8	5,569
720-759	—	—	—	—	—	—	7,825	30	7,855
680-719	—	—	—	—	—	—	8,437	57	8,494
640-679	—	—	—	—	—	—	5,122	56	5,178
600-639	—	—	—	—	—	—	1,929	39	1,968
< 600	—	—	—	—	—	—	1,819	56	1,875
No FICO available	—	—	—	—	—	—	8	1	9
Total credit card	—	—	—	—	—	—	34,688	248	34,936
Auto
800+	2,576	2,329	2,157	941	509	271	—	—	8,783
760-799	2,505	2,698	2,145	850	390	216	—	—	8,804
720-759	2,430	2,721	1,999	825	387	251	—	—	8,613
680-719	2,518	2,965	1,968	772	358	259	—	—	8,840
640-679	2,267	2,548	1,400	527	257	222	—	—	7,221
600-639	1,418	1,519	822	333	178	190	—	—	4,460
< 600	775	1,313	993	498	288	362	—	—	4,229
No FICO available	—	29	46	11	13	24	—	—	123
Total auto	14,489	16,122	11,530	4,757	2,380	1,795	—	—	51,073
Other consumer
800+	253	250	204	59	18	60	1,839	19	2,702
760-799	265	225	186	59	15	31	943	22	1,746
720-759	190	184	175	67	19	26	829	28	1,518
680-719	115	125	147	61	19	21	711	26	1,225
640-679	47	52	74	34	12	11	343	19	592
600-639	9	14	24	13	5	6	122	11	204
< 600	3	13	27	16	6	7	121	14	207
No FICO available	101	132	164	30	63	16	1,197	29	1,732
FICO not required	—	—	—	—	—	—	15,935	—	15,935
Total other consumer	983	995	1,001	339	157	178	22,040	168	25,861
Total consumer loans	$46,013	64,846	45,082	15,872	20,915	99,415	76,082	7,653	375,878

(continued on following page)

88	Wells Fargo & Company

(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
By FICO:
Residential mortgage – first lien
800+	$29,365	28,652	9,911	17,416	22,215	40,440	3,391	493	151,883
760-799	17,154	9,866	2,908	4,380	4,955	10,843	1,361	274	51,741
720-759	5,274	3,290	1,189	1,829	2,106	7,001	879	265	21,833
680-719	1,361	1,084	490	678	831	4,403	520	221	9,588
640-679	376	287	148	192	226	2,385	241	154	4,009
600-639	55	56	44	56	92	1,429	127	106	1,965
< 600	14	29	36	44	66	1,789	162	175	2,315
No FICO available	136	135	87	125	161	1,831	253	372	3,100
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
800+	—	—	—	—	—	293	7,973	1,819	10,085
760-799	—	—	—	—	—	177	3,005	1,032	4,214
720-759	—	—	—	—	—	207	2,093	1,034	3,334
680-719	—	—	—	—	—	183	1,233	854	2,270
640-679	—	—	—	—	—	103	503	493	1,099
600-639	—	—	—	—	—	67	241	299	607
< 600	—	—	—	—	—	76	254	374	704
No FICO available	22	39	41	39	32	83	441	276	973
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit card
800+	—	—	—	—	—	—	3,860	1	3,861
760-799	—	—	—	—	—	—	5,438	7	5,445
720-759	—	—	—	—	—	—	7,897	29	7,926
680-719	—	—	—	—	—	—	8,854	60	8,914
640-679	—	—	—	—	—	—	5,657	64	5,721
600-639	—	—	—	—	—	—	2,242	46	2,288
< 600	—	—	—	—	—	—	2,416	82	2,498
No FICO available	—	—	—	—	—	—	10	1	11
Total credit card	—	—	—	—	—	—	36,374	290	36,664
Auto
800+	2,875	2,606	1,211	731	452	104	—	—	7,979
760-799	3,036	2,662	1,122	579	349	81	—	—	7,829
720-759	3,162	2,514	1,095	576	395	98	—	—	7,840
680-719	3,534	2,542	1,066	545	400	105	—	—	8,192
640-679	3,381	1,948	763	395	334	94	—	—	6,915
600-639	2,208	1,165	479	274	276	87	—	—	4,489
< 600	1,581	1,357	730	463	533	186	—	—	4,850
No FICO available	13	37	5	10	18	10	—	—	93
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
800+	353	287	94	35	10	71	2,249	21	3,120
760-799	342	279	93	29	10	34	1,110	16	1,913
720-759	262	258	107	35	11	30	915	26	1,644
680-719	156	213	99	36	11	24	798	31	1,368
640-679	71	112	59	21	7	10	415	23	718
600-639	18	36	22	9	4	8	151	13	261
< 600	13	41	30	12	5	7	161	18	287
No FICO available	195	173	83	88	3	16	1,248	43	1,849
FICO not required	—	—	—	—	—	—	13,249	—	13,249
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
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

Wells Fargo & Company	89

Note 4: Loans and Related Allowance for Credit Losses (continued)
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
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
June 30, 2021
Residential mortgage – first lien
By LTV:
0-60%	$9,789	18,204	14,733	5,341	11,884	66,680	4,604	1,567	132,802
60.01-80%	20,654	27,433	15,773	4,339	5,369	10,096	1,071	256	84,991
80.01-100%	40	1,720	1,498	416	382	801	304	68	5,229
100.01-120% (1)	—	35	52	19	16	101	72	17	312
> 120% (1)	—	21	17	6	7	50	30	6	137
No LTV available	42	101	79	54	57	272	53	11	669
Government insured/guaranteed loans (2)	3	193	364	566	635	18,470	—	—	20,231
Total residential mortgage – first lien	30,528	47,707	32,516	10,741	18,350	96,470	6,134	1,925	244,371
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	496	8,124	3,558	12,178
60.01-80%	—	—	—	—	—	254	3,718	1,178	5,150
80.01-100%	—	—	—	—	—	123	1,051	424	1,598
100.01-120% (2)	—	—	—	—	—	31	225	92	348
> 120% (2)	—	—	—	—	—	8	78	28	114
No CLTV available	13	22	35	35	28	60	24	32	249
Total residential mortgage – junior lien	13	22	35	35	28	972	13,220	5,312	19,637
Total	$30,541	47,729	32,551	10,776	18,378	97,442	19,354	7,237	264,008
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By LTV:
0-60%	$16,582	15,449	6,065	13,190	21,097	59,291	4,971	1,587	138,232
60.01-80%	34,639	24,736	7,724	10,745	8,970	9,333	1,323	326	97,796
80.01-100%	2,332	2,975	900	654	441	1,003	425	100	8,830
100.01-120% (1)	41	106	45	40	41	168	117	26	584
> 120% (1)	31	41	16	19	16	78	44	8	253
No LTV available	110	92	63	72	87	248	54	13	739
Government insured/guaranteed loans (2)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	548	8,626	3,742	12,916
60.01-80%	—	—	—	—	—	335	5,081	1,554	6,970
80.01-100%	—	—	—	—	—	187	1,507	641	2,335
100.01-120% (2)	—	—	—	—	—	59	376	156	591
> 120% (2)	—	—	—	—	—	15	128	50	193
No CLTV available	22	39	41	39	32	45	25	38	281
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Total	$53,972	44,077	15,758	25,835	33,051	96,349	22,677	8,241	299,960
(1)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

90	Wells Fargo & Company

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
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	2021	2020
Commercial:
Commercial and industrial	$1,691	2,698	464	382	45	30
Real estate mortgage	1,598	1,774	201	93	33	17
Real estate construction	45	48	13	15	1	5
Lease financing	215	259	40	16	—	—
Total commercial	3,549	4,779	718	506	79	52
Consumer:
Residential mortgage- first lien	2,852	2,957	1,949	1,908	56	81
Residential mortgage- junior lien	713	754	463	461	25	28
Auto	221	202	—	—	17	7
Other consumer	36	36	—	—	1	1
Total consumer	3,822	3,949	2,412	2,369	99	117
Total nonaccrual loans	$7,371	8,728	3,130	2,875	178	169
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $939 million and $2.1 billion at June 30, 2021, and December 31, 2020, respectively, which included $650 million and $1.7 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

Wells Fargo & Company	91

Note 4: Loans and Related Allowance for Credit Losses (continued)
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Jun 30, 2021	Dec 31, 2020
Total:	$4,703	7,041
Less: FHA insured/VA guaranteed (1)	3,966	6,351
Total, not government insured/guaranteed	$737	690
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$165	39
Real estate mortgage	105	38
Real estate construction	7	1
Total commercial	277	78
Consumer:
Residential mortgage – first lien	73	135
Residential mortgage – junior lien	12	19
Credit card	271	365
Auto	43	65
Other consumer	61	28
Total consumer	460	612
Total, not government insured/guaranteed	$737	690
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $12.5 billion and $14.5 billion at June 30, 2021, and December 31, 2020, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $344 million and $489 million at June 30, 2021, and December 31, 2020, respectively.
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

92	Wells Fargo & Company

Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended June 30, 2021
Commercial:
Commercial and industrial	$—	1	330	331	14	1.22%	$1
Real estate mortgage	41	5	86	132	—	1.15	5
Real estate construction	—	—	2	2	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	41	6	419	466	14	1.17	6
Consumer:
Residential mortgage – first lien	—	8	353	361	1	1.26	8
Residential mortgage – junior lien	—	2	9	11	—	2.51	2
Credit card	—	24	—	24	—	19.02	24
Auto	1	1	72	74	30	3.93	1
Other consumer	—	4	—	4	—	12.02	4
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	1	39	436	476	31	13.24	39
Total	$42	45	855	942	45	11.68%	$45
Quarter ended June 30, 2020
Commercial:
Commercial and industrial	$—	17	948	965	38	0.79%	$17
Real estate mortgage	—	5	98	103	—	1.75	5
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	—	22	1,047	1,069	38	1.00	22
Consumer:
Residential mortgage – first lien	—	14	288	302	1	1.84	14
Residential mortgage – junior lien	—	3	24	27	—	2.39	3
Credit card	—	62	—	62	—	12.79	62
Auto	1	2	44	47	28	4.42	2
Other consumer	—	3	6	9	—	5.90	3
Trial modifications (5)	—	—	(13)	(13)	—	—	—
Total consumer	1	84	349	434	29	10.09	84
Total	$1	106	1,396	1,503	67	8.17%	$106

(continued on following page)

Wells Fargo & Company	93

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Six months ended June 30, 2021
Commercial:
Commercial and industrial	$—	2	560	562	20	1.10%	$2
Real estate mortgage	41	9	186	236	—	1.04	9
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	4	4	—	—	—
Total commercial	41	11	753	805	20	1.05	11
Consumer:
Residential mortgage – first lien	—	15	885	900	1	1.53	15
Residential mortgage – junior lien	—	7	22	29	1	2.44	7
Credit card	—	56	—	56	—	18.93	56
Auto	1	2	86	89	37	3.90	2
Other consumer	—	11	1	12	—	12.14	11
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	1	91	996	1,088	39	13.67	91
Total	$42	102	1,749	1,893	59	12.31%	$102
Six months ended June 30, 2020
Commercial:
Commercial and industrial	$18	32	1,262	1,312	82	0.73%	$32
Real estate mortgage	—	18	250	268	—	1.17	18
Real estate construction	—	—	6	6	—	2.49	—
Lease financing	—	—	1	1	—	—	—
Total commercial	18	50	1,519	1,587	82	0.90	50
Consumer:
Residential mortgage – first lien	—	31	461	492	1	1.73	31
Residential mortgage – junior lien	—	9	39	48	—	2.38	9
Credit card	—	157	—	157	—	12.51	157
Auto	3	4	54	61	34	4.56	4
Other consumer	—	15	8	23	—	7.71	15
Trial modifications (5)	—	—	(11)	(11)	—	—	—
Total consumer	3	216	551	770	35	10.04	216
Total	$21	266	2,070	2,357	117	8.30%	$266
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $202 million and $221 million for the quarters ended June 30, 2021 and 2020, respectively, and $458 million and $484 million for the first half of 2021 and 2020, respectively.
(2)Other concessions include loans with payment (principal and/or interest) deferral, loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate. The reported amounts include COVID-related payment deferrals that are new TDRs and exclude COVID-related payment deferrals previously reported as TDRs given limited current financial effects other than payment deferral.
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

94	Wells Fargo & Company

Table 4.15 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted
TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Commercial:
Commercial and industrial	$84	37	125	222
Real estate mortgage	9	81	25	102
Real estate construction	—	—	—	—
Lease financing	—	—	—	—
Total commercial	93	118	150	324
Consumer:
Residential mortgage – first lien	2	8	5	18
Residential mortgage – junior lien	—	6	1	8
Credit card	6	19	16	45
Auto	12	1	23	3
Other consumer	—	2	1	3
Total consumer	20	36	46	77
Total	$113	154	196	401

Wells Fargo & Company	95

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5
(Leasing Activity) in our 2020 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, which is presented in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $226 million and $244 million for the quarters ended June 30, 2021 and 2020, respectively, and $452 million and $504 million for the first half of 2021 and 2020, respectively.

Table 5.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest income on lease financing (1)	$172	208	353	437
Other lease revenues:
Variable revenues on lease financing	25	26	51	54
Fixed revenues on operating leases	254	294	514	608
Variable revenues on operating leases	18	12	36	25
Other lease-related revenues (2)	16	3	27	1
Noninterest income on leases	313	335	628	688
Total leasing revenue	$485	543	981	1,125
(1)    In second quarter 2021, we elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.

Table 5.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2021	Dec 31, 2020
ROU assets	$4,053	4,306
Lease liabilities	4,705	4,962
Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 5.3: Lease Costs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Fixed lease expense – operating leases	$265	292	530	583
Variable lease expense	69	80	147	146
Other (1)	(28)	(42)	(31)	(56)
Total lease costs	$306	330	646	673
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

96	Wells Fargo & Company

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method.
Table 6.1: Equity Securities

(in millions)	Jun 30, 2021	Dec 31, 2020
Held for trading at fair value:
Marketable equity securities (1)	$23,701	23,032
Not held for trading:
Fair value:
Marketable equity securities	1,624	1,564
Nonmarketable equity securities (2)	10,006	9,413
Total equity securities at fair value	11,630	10,977
Equity method:
Private equity	2,897	2,960
Tax-advantaged renewable energy (3)	3,853	3,481
New market tax credit and other	378	409
Total equity method	7,128	6,850
Other methods :
Low-income housing tax credit investments (3)	11,439	11,353
Federal Reserve Bank stock and other at cost (4)	3,585	3,588
Private equity (5)	7,064	4,208
Total equity securities not held for trading	40,846	36,976
Total equity securities	$64,547	60,008
(1)    Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)    Substantially all of these securities are economically hedged with equity derivatives.
(3)    In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(4)    Substantially all relates to investments in Federal Reserve Bank stock at both June 30, 2021, and December 31, 2020.
(5)    Represents nonmarketable equity securities accounted for under the measurement alternative, which were predominantly securities associated with our affiliated venture capital business.
Low-Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which are designed to promote private development of low-income housing. These investments typically generate a return through the realization of tax credits and other tax benefits. Table 6.2 summarizes the amortization of the investments and the related tax credits and other tax benefits that are recognized in income tax expense/(benefit) on our consolidated statement of income. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.2 billion at both June 30, 2021, and December 31, 2020. This liability for unfunded commitments is included in long-term debt on our consolidated balance sheet.
Table 6.2: LIHTC Investments (1)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Proportional amortization of investments	$382	352	764	703
Tax credits and other tax benefits	(431)	(401)	(875)	(797)
Net expense/(benefit) recognized within income tax expense	$(49)	(49)	(111)	(94)
(1)Excludes the impact of the estimated annual effective income tax rate applied to each period.

Wells Fargo & Company	97

Note 6: Equity Securities (continued)

Realized Gains and Losses Not Held for Trading
Table 6.3 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains on trading and securities.
Table 6.3: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$74	394	$134	(409)
Nonmarketable equity securities	893	1,424	535	320
Total equity securities carried at fair value	967	1,818	669	(89)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(42)	(106)	(57)	(1,041)
Net unrealized gains related to measurement alternative observable transactions	2,037	24	2,262	246
Net realized gains on sale	496	199	551	199
Total nonmarketable equity securities not carried at fair value	2,491	117	2,756	(596)
Net losses from economic hedge derivatives (2)	(762)	(1,402)	(337)	(183)
Total net gains (losses) from equity securities not held for trading	$2,696	533	$3,088	(868)
(1)Includes impairment write-downs and net realized gains on sale related to private equity and venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes net gains (losses) on derivatives not designated as hedging instruments.
Measurement Alternative
Table 6.4 provides additional information about the impairment write-downs and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 6.3.
Table 6.4: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$2,037	24	$2,262	246
Impairment write-downs	(38)	(58)	(50)	(412)
Realized net gains from sale	195	11	195	13
Total net gains recognized during the period	$2,194	$(23)	$2,407	(153)
Table 6.5 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.5: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2021	Dec 31, 2020
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$4,577	2,356
Gross unrealized losses due to observable price changes	(25)	(25)
Impairment write-downs	(1,008)	(969)

98	Wells Fargo & Company

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Jun 30, 2021	Dec 31, 2020
Corporate/bank-owned life insurance	$20,488	20,380
Accounts receivable	24,372	38,116
Interest receivable:
AFS and HTM debt securities	1,366	1,368
Loans	2,224	2,838
Trading and other	482	415
Customer relationship and other amortized intangibles	287	328
Foreclosed assets:
Residential real estate	49	73
Other	80	86
Operating lease assets (lessor)	6,773	7,391
Operating lease ROU assets (lessee)	4,053	4,306
Due from customers on acceptances	144	268
Other	12,135	11,768
Total other assets	$72,453	87,337

Wells Fargo & Company	99

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We repurchased loans of $1.0 billion and $2.9 billion, during the second quarter and first half of 2021, respectively, and $3.6 billion and $5.1 billion during the second quarter and first half of 2020, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $128 million and $176 million at June 30, 2021, and December 31, 2020, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At June 30, 2021, and December 31, 2020, our liability associated with these provisions was $201 million and $221 million, respectively, and the maximum exposure to loss was $13.4 billion and $13.7 billion, respectively.
Off-balance sheet mortgage loans sold or securitized presented in Table 8.5 are predominantly loans securitized by the GSEs and GNMA. See Note 9 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees. Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS In the normal course of business, we sell nonconforming residential and commercial mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans, account for the transfers as sales and do not consolidate the VIE. We also typically retain the right to service the loans and may hold other beneficial interests issued by the VIEs, such as debt securities held for investment purposes. Our servicing role related to nonconforming commercial mortgage loan securitizations is limited to primary or master servicer and the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

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

100	Wells Fargo & Company

Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2.
Table 8.1: Transfers with Continuing Involvement

	2021		2020
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended June 30,
Assets sold	$45,903	5,173	43,602	2,505
Proceeds from transfer (1)	46,230	5,227	43,605	2,569
Net gains (losses) on sale	327	54	3	64

Continuing involvement (2):
Servicing rights recognized	$487	24	443	48
Securities recognized (3)	6,171	39	590	12
Loans recognized	—	—	—	—
Six months ended June 30,
Asset balances sold	$86,489	8,364	81,987	5,233
Proceeds from transfer (1)	86,921	8,509	82,025	5,366
Net gains (losses) on sale	432	145	38	133

Continuing involvement (2):
Servicing rights recognized	$894	71	889	82
Securities recognized (3)	16,394	68	590	74
Loans recognized	926	—	—	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement. Prior periods have been revised to conform with the current period presentation.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $11.2 billion and $18.0 billion during the second quarter and first half of 2021, respectively, and $9.4 billion and $17.1 billion during the second quarter and first half of 2020, respectively.
In the normal course of business we purchase certain non-agency securities at initial securitization or subsequently in the secondary market. We also provide seller financing in the form of loans. We received cash flows of $3.0 billion and $3.1 billion during the second quarter and first half of 2021, respectively, and $44 million and $117 million during the second quarter and first half of 2020, respectively, related to principal and interest payments on these securities and loans.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential Mortgage Servicing Rights

	2021	2020
Quarter ended June 30,
Prepayment speed (1)	13.4%	15.0
Discount rate	6.1	7.0
Cost to service ($ per loan) (2)	$91	97
Six months ended June 30,
Prepayment speed (1)	13.8%	14.0
Discount rate	6.0	6.8
Cost to service ($ per loan) (2)	$87	94
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
SALE OF STUDENT LOAN PORTFOLIO In the second quarter and first half of 2021, we sold $3.9 billion and $9.5 billion of student loans, servicing-released, respectively. For the same periods, we received $4.0 billion and $9.8 billion in proceeds from the sales, respectively, and recognized $147 million and $355 million of gains, respectively, which are included in other noninterest income on our consolidated statement of income. In connection with the sales, we provided $1.6 billion and $3.8 billion of collateralized loan financing to a third-party sponsored VIE in the second quarter and first half of 2021, respectively. The loans are measured at amortized cost and are classified in loans on the consolidated balance sheet. The collateral supporting our loan includes the student loans we sold. We do not consolidate the VIE as we do not have power over the significant activities of the entity.

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

Wells Fargo & Company	101

Note 8: Securitizations and Variable Interest Entities  (continued)
Table 8.3: Transfers to Resecuritization VIEs

(in millions)	2021	2020
Quarter ended June 30,
Assets sold	$7,873	19,982
Securities recognized	(99)	153
Six months ended June 30,
Assets sold	$25,302	29,454
Securities recognized	915	815
Table 8.4: Resecuritization VIEs

(in millions)	Jun 30, 2021	Dec 31, 2020
Total VIE assets	$125,543	130,446
Carrying value of securities	1,137	1,461
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
Table 8.5: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	2021	2020
Commercial	$116,704	114,134	2,363	2,217	122	83
Residential	738,698	818,886	20,869	29,962	12	59
Total off-balance sheet sold or securitized loans (3)	$855,402	933,020	23,232	32,179	134	142
(1)Includes $203 million and $394 million of commercial foreclosed assets and $163 million and $204 million of residential foreclosed assets at June 30, 2021, and December 31, 2020, respectively.
(2)Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information
(3) At June 30, 2021, and December 31, 2020, the table includes total loans of $784.3 billion and $864.8 billion, delinquent loans of $19.8 billion and $28.5 billion, and foreclosed assets of $124 million and $152 million, respectively, for FNMA, FHLMC and GNMA.
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

102	Wells Fargo & Company

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
Debt, guarantees and other commitments include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties as well as other retained recourse arrangements. The maximum exposure to loss for material breach of contractual representations and warranties represents a stressed case estimate we utilize for determining stressed case regulatory capital needs and is considered to be a remote scenario.
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
Table 8.6: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
June 30, 2021
Nonconforming mortgage loan securitizations	$134,023	—	2,401	—	663	—	3,064
Tax credit structures	41,058	1,875	—	11,448	—	(4,218)	9,105
Commercial real estate loans	5,366	5,357	—	—	8	—	5,365
Other	6,541	1,888	—	57	52	(1)	1,996
Total	$186,988	9,120	2,401	11,505	723	(4,219)	19,530
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,401	—	663	31	3,095
Tax credit structures		1,875	—	11,448	—	3,023	16,346
Commercial real estate loans		5,357	—	—	8	712	6,077
Other		1,888	—	57	52	230	2,227
Total		$9,120	2,401	11,505	723	3,996	27,745
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2	Debt and other liabilities	Net assets
December 31, 2020
Nonconforming mortgage loan securitizations	$127,717	—	2,303	—	606	—	2,909
Tax credit structures (3)	41,125	1,760	—	11,362	—	(4,202)	8,920
Commercial real estate loans	—	—	—	—	—	—	—
Other	1,991	89	—	51	62	(1)	201
Total	$170,833	1,849	2,303	11,413	668	(4,203)	12,030
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,303	—	607	34	2,944
Tax credit structures (3)		1,760	—	11,362	—	3,108	16,230
Commercial real estate loans		—	—	—	—	—	—
Other		89	—	51	62	230	432
Total		$1,849	2,303	11,413	669	3,372	19,606
(1)Includes $317 million and $310 million of securities classified as trading at June 30, 2021, and December 31, 2020, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
(3)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	103

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
Table 8.7: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Long-term debt	All other liabilities (3)
June 30, 2021
Commercial and industrial loans and leases	$6,981	3,623	—	238	—	(183)
Commercial real estate loans (4)	—	—	—	—	—	—
Other	1,138	452	518	96	(178)	(404)
Total consolidated VIEs	$8,119	4,075	518	334	(178)	(587)
December 31, 2020
Commercial and industrial loans and leases	$6,987	5,005	—	223	—	(200)
Commercial real estate loans (4)	5,369	5,357	—	12	—	—
Other	1,627	507	967	75	(203)	(900)
Total consolidated VIEs	$13,983	10,869	967	310	(203)	(1,100)
(1)Includes $117 million and $269 million of securities classified as trading at June 30, 2021, and December 31, 2020, respectively.
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
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $381 million and $704 million at June 30, 2021, and December 31, 2020, respectively. In second quarter 2021, we liquidated certain of our trust preferred security VIEs. As part of these liquidations, the preferred securities issued by the trusts were canceled and junior subordinated debentures with a total carrying value of $332 million were distributed to the preferred security holders. See Note 16 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was insignificant in the second quarter and first half of both 2021 and 2020.

104	Wells Fargo & Company

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.3 billion and $1.4 billion with an estimated fair value of $1.5 billion and $1.4 billion at June 30, 2021, and June 30, 2020, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Fair value, beginning of period	$7,536	8,126	6,125	11,517
Servicing from securitizations or asset transfers (1)	485	462	891	923
Sales and other (2)	(7)	(1)	(8)	(32)
Net additions	478	461	883	891
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	(529)	(600)	1,101	(3,622)
Servicing and foreclosure costs (4)	—	(349)	9	(422)
Discount rates	160	—	207	27
Prepayment estimates and other (5)	(440)	(182)	(535)	(371)
Net changes in valuation inputs or assumptions	(809)	(1,131)	782	(4,388)
Changes due to collection/realization of expected cash flows (6)	(488)	(637)	(1,073)	(1,201)
Total changes in fair value	(1,297)	(1,768)	(291)	(5,589)
Fair value, end of period	$6,717	6,819	6,717	6,819
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

Table 9.2: Economic Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2021	Dec 31, 2020
Fair value of interests held	$6,717	6,125
Expected weighted-average life (in years)	4.2	3.7

Key economic assumptions:
Prepayment speed assumption	17.2%	19.9
Impact on fair value from 10% adverse change	$417	434
Impact on fair value from 25% adverse change	967	1,002

Discount rate assumption	5.4%	5.8
Impact on fair value from 100 basis point increase	$274	229
Impact on fair value from 200 basis point increase	525	440

Cost to service assumption ($ per loan)	111	130
Impact on fair value from 10% adverse change	171	181
Impact on fair value from 25% adverse change	427	454
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
result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	105

Note 9:  Mortgage Banking Activities  (continued)
We present the components of our managed servicing portfolio in Table 9.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.
Table 9.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2021	Dec 31, 2020
Residential mortgage servicing:
Serviced and subserviced for others	$771	859
Owned loans serviced	284	323
Total residential servicing	1,055	1,182
Commercial mortgage servicing:
Serviced and subserviced for others	584	583
Owned loans serviced	123	123
Total commercial servicing	707	706
Total managed servicing portfolio	$1,762	1,888
Total serviced for others, excluding subserviced for others	$1,344	1,431
MSRs as a percentage of loans serviced for others	0.60%	0.52
Weighted average note rate (mortgage loans serviced for others)	3.93	4.03

At both June 30, 2021, and December 31, 2020, we had servicer advances, net of an allowance for uncollectible amounts, of $3.4 billion. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2021	2020	2021	2020
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$692	749	1,416	1,614
Unreimbursed direct servicing costs (1)		(90)	(105)	(214)	(212)
Servicing fees		602	644	1,202	1,402
Amortization (2)		(33)	(100)	(98)	(166)
Changes due to collection/realization of expected cash flows (3)	(A)	(488)	(637)	(1,073)	(1,201)
Net servicing fees		81	(93)	31	35
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(809)	(1,131)	782	(4,388)
Net derivative gains (losses) from economic hedges (5)		707	535	(933)	3,935
Market-related valuation changes to MSRs, net of hedge results		(102)	(596)	(151)	(453)
Total servicing income, net		(21)	(689)	(120)	(418)
Net gains on mortgage loan originations/sales (6)		1,357	1,006	2,782	1,114
Total mortgage banking noninterest income		$1,336	317	2,662	696
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(1,297)	(1,768)	(291)	(5,589)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)Includes a $37 million reversal of impairment recorded in the second quarter and first half of 2021, on the commercial amortized MSRs. Also, includes $30 million impairment recorded in the second quarter and first half of 2020, on the commercial amortized MSRs.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(5)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $(420) million and $845 million in the second quarter and first half of 2021, respectively, and $(393) million and $(1.3) billion in the second quarter and first half of 2020, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

106	Wells Fargo & Company

Note 10: Intangible Assets
Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	June 30, 2021			December 31, 2020
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,690	(3,398)	1,292	4,612	(3,300)	1,312
Customer relationship and other intangibles	879	(592)	287	879	(551)	328
Total amortized intangible assets	$5,569	(3,990)	1,579	5,491	(3,851)	1,640
Unamortized intangible assets:
MSRs (carried at fair value)	$6,717			6,125
Goodwill	26,194			26,392
Trademark	14			14
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $5 million and $37 million valuation allowance recorded for amortized MSRs at June 30, 2021, and December 31, 2020, respectively. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2021. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Six months ended June 30, 2021 (actual)	$98	41	139
Estimate for the remainder of 2021	$127	40	167
Estimate for year ended December 31,
2022	232	68	300
2023	203	59	262
2024	177	48	225
2025	152	39	191
2026	117	32	149
In the first half of 2021, we announced agreements to sell Wells Fargo Asset Management and Corporate Trust Services and transferred the associated goodwill from the Wealth and Investment Management operating segment and the Commercial Banking operating segment, respectively, to
Corporate. Also in the first half of 2021, we recognized goodwill write-downs related to sales of the student loan portfolio and our Canadian equipment finance business. Table 10.3 shows the allocation of goodwill to our reportable operating segments.

Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2020	$16,418	3,018	5,375	1,276	305	26,392
Divestitures	—	—	—	—	(201)	(201)
Foreign currency translation	—	3	—	—	—	3
Transfers of goodwill	—	(80)	—	(932)	1,012	—
June 30, 2021	$16,418	2,941	5,375	344	1,116	26,194

Wells Fargo & Company	107

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

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2021
Standby letters of credit	$132	12,639	4,838	1,927	457	19,861	6,873
Direct pay letters of credit	10	1,927	2,544	368	43	4,882	1,140
Written options (1)	(548)	12,943	6,278	723	58	20,002	13,666
Loans and LHFS sold with recourse (2)	30	89	826	3,010	9,323	13,248	11,216
Exchange and clearing house guarantees	—	—	—	—	5,243	5,243	—
Other guarantees and indemnifications (3)	1	629	3	—	239	871	570
Total guarantees	$(375)	28,227	14,489	6,028	15,363	64,107	33,465
December 31, 2020
Standby letters of credit	$156	11,977	4,962	1,897	433	19,269	7,528
Direct pay letters of credit	18	2,256	2,746	531	39	5,572	1,102
Written options (1)	(538)	12,735	7,972	889	58	21,654	13,394
Loans and LHFS sold with recourse (2)	33	177	819	1,870	9,723	12,589	10,332
Exchange and clearing house guarantees	—	—	—	—	5,510	5,510	—
Other guarantees and indemnifications (3)	—	734	1	1	1,414	2,150	590
Total guarantees	$(331)	27,879	16,500	5,188	17,177	66,744	32,946
(1)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(2)Represents recourse provided, all to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $210 million and $1.4 billion with related collateral of $2.1 billion and $1.2 billion as of June 30, 2021, and December 31, 2020, respectively.
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

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder. If we are unable to collect the amounts from the merchant, we incur a loss for the refund to the cardholder. We are secondarily obligated to make a refund for transactions involving sponsored merchant processing servicers. We generally have a low likelihood of loss in connection with our merchant processing services because most products and services are delivered when purchased and amounts are generally refunded when items are returned to the merchant. In addition, we may reduce our risk in connection with these transactions by withholding future payments and requiring cash or other collateral. For the first half of 2021, we processed card transaction volume of $790.2 billion as a merchant acquiring bank, and related losses, including those from our joint venture entity, were immaterial.

108	Wells Fargo & Company

GUARANTEES OF SUBSIDIARIES In the normal course of business, the Parent may provide counterparties with guarantees related to its subsidiaries’ obligations. These obligations are included in the Company’s consolidated balance sheet or are reflected as off-balance sheet commitments, and therefore, the Parent has not recognized a separate liability for these guarantees.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.6 billion and $2.3 billion at June 30, 2021, and December 31, 2020, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness. The assets of the Parent consist primarily of equity in its subsidiaries, and the Parent is a separate and distinct legal entity from its subsidiaries. As a result, the Parent’s ability to address claims of holders of these debt securities against the Parent under the guarantee depends on the Parent’s receipt of dividends, loan payments and other funds from its subsidiaries. If any of the Parent’s subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on that subsidiary’s assets. The rights of the Parent and the rights of the Parent’s creditors will be subject to that prior claim unless the Parent is also a direct creditor of that subsidiary. For additional information regarding other restrictions on the Parent’s ability to receive dividends, loan payments and other funds from its subsidiaries, see Note 23 (Regulatory Capital Requirements and Other Restrictions).

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both June 30, 2021, and December 31, 2020, we had commitments to purchase debt securities of $18 million and commitments to purchase equity securities of $3.2 billion.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $12.9 billion and $12.0 billion as of June 30, 2021, and December 31, 2020, respectively.
Given the nature of these commitments, they are excluded from Table 4.4 (Unfunded Credit Commitments) in Note 4 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	109

Note 12: Pledged Assets and Collateral
Pledged Assets
Table 12.1 provides the carrying amount of on-balance sheet pledged assets and the fair value of other pledged collateral. Other pledged collateral is collateral we have received from third parties, have the right to repledge and is not recognized on our consolidated balance sheet.

TRADING RELATED ACTIVITY Our trading businesses may pledge debt and equity securities in connection with securities sold under agreements to repurchase (repurchase agreements) and securities lending arrangements. The collateral that we pledge related to our trading activities may include our own collateral as well as collateral that we have received from third parties and have the right to repledge. All of the collateral we pledge related to trading activity is eligible to be repledged or sold by the secured party.

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
Table 12.1: Pledged Assets

(in millions)	Jun 30, 2021	Dec 31, 2020
Related to trading activities:
Repledged third-party owned debt and equity securities	$37,134	44,765
Trading debt securities and other	18,362	19,572
Equity securities	704	470
Total pledged assets related to trading activities	56,200	64,807
Related to non-trading activities:
Loans	308,551	344,220
Debt securities:
Available-for-sale	59,512	57,289
Held-to-maturity	11,552	17,290
Other financial assets	531	230
Total pledged assets related to non-trading activities	380,146	419,029
Related to VIEs:
Consolidated VIE assets	4,927	12,146
Loans eligible for repurchase from GNMA securitizations	130	179
Total pledged assets related to VIEs	5,057	12,325
Total pledged assets	$441,403	496,161
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

110	Wells Fargo & Company

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
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2021	Dec 31, 2020
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$101,027	92,446
Gross amounts offset in consolidated balance sheet (1)	(13,845)	(11,513)
Net amounts in consolidated balance sheet (2)	87,182	80,933
Collateral not recognized in consolidated balance sheet (3)	(86,453)	(80,158)
Net amount (4)	$729	775
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$47,281	57,622
Gross amounts offset in consolidated balance sheet (1)	(13,844)	(11,513)
Net amounts in consolidated balance sheet (5)	33,437	46,109
Collateral pledged but not netted in consolidated balance sheet (6)	(33,177)	(45,819)
Net amount (4)	$260	290
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $70.1 billion and $65.6 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2021, and December 31, 2020, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $17.1 billion and $15.3 billion, at June 30, 2021, and December 31, 2020, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At June 30, 2021, and December 31, 2020, we have received total collateral with a fair value of $118.9 billion and $108.5 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $34.5 billion and $36.1 billion at June 30, 2021, and December 31, 2020, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At June 30, 2021, and December 31, 2020, we have pledged total collateral with a fair value of $48.5 billion and $59.2 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

Wells Fargo & Company	111

Note 12:  Pledged Assets and Collateral (continued)
Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2021	Dec 31, 2020
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$19,730	22,922
Securities of U.S. States and political subdivisions	24	4
Federal agency mortgage-backed securities	8,029	15,353
Non-agency mortgage-backed securities	860	1,069
Corporate debt securities	10,047	9,944
Asset-backed securities	1,262	1,054
Equity securities	892	1,500
Other	783	336
Total repurchases	41,627	52,182
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	42	64
Federal agency mortgage-backed securities	31	23
Corporate debt securities	45	79
Equity securities (1)	5,422	5,189
Other	114	85
Total securities lending	5,654	5,440
Total repurchases and securities lending	$47,281	57,622
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2021
Repurchase agreements	$28,584	3,093	4,765	5,185	41,627
Securities lending arrangements	4,853	200	601	—	5,654
Total repurchases and securities lending (1)	$33,437	3,293	5,366	5,185	47,281
December 31, 2020
Repurchase agreements	$36,946	5,251	5,100	4,885	52,182
Securities lending arrangements	4,690	400	350	—	5,440
Total repurchases and securities lending (1)	$41,636	5,651	5,450	4,885	57,622
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

112	Wells Fargo & Company

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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, were filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. As previously disclosed, the Company entered into a settlement to resolve the multi-district litigation. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. In June 2021, the court granted preliminary approval of an agreement pursuant to which the Company will pay $45 million and make certain changes to its GAP refund practices in order to settle the action. Allegations related to the CPI and GAP programs are among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California. These and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products, have also subjected the Company to formal or informal inquiries, investigations, or examinations from federal and state government agencies, including the CFPB. As previously disclosed, the Company entered into an agreement to resolve investigations by the state attorneys general.
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

Wells Fargo & Company	113

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
MORTGAGE LENDING MATTERS Plaintiffs representing a class of mortgage borrowers have filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., Ryder v. Wells Fargo, Liguori v. Wells Fargo, and Dore v. Wells Fargo, against Wells Fargo Bank, N.A., in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, the United States District Court for the Southern District of Ohio, the United States District Court for the Southern District of New York, and the United States District Court for the Western District of Pennsylvania, respectively. Plaintiffs allege that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. In March 2020, the Company entered into an agreement pursuant to which the Company paid $18.5 million to resolve the claims of the initial certified class in the Hernandez case, which was approved by the district court in October 2020. The Hernandez settlement has been reopened to include additional borrowers who the Company determined should have been included in the settlement class because the Company identified a population of additional borrowers during the relevant class period whose loans had not previously been reviewed for inclusion in the original population of impacted customers. In June 2021, the Company entered into an agreement pursuant to which the Company will pay an additional approximately $22 million to resolve the Hernandez case. In July 2021, the Company entered into an agreement in the Ryder case pursuant to which the Company will pay $12 million to cover other impacted borrowers who were not included in the Hernandez case. The Dore and Coordes cases have been voluntarily dismissed. In addition, federal banking regulators and other government agencies have undertaken formal or informal

114	Wells Fargo & Company

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

Wells Fargo & Company	115

Note 13:  Legal Actions (continued)
claims. The motion was denied in June 2018. The case is pending trial.
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.8 billion as of June 30, 2021. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

116	Wells Fargo & Company

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

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2021			December 31, 2020
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$166,843	2,428	529	184,090	3,212	789
Foreign exchange contracts	39,001	1,143	504	47,331	1,381	607
Total derivatives designated as qualifying hedging instruments		3,571	1,033		4,593	1,396
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	231,356	251	161	261,159	341	344
Equity contracts	27,740	1,582	392	25,997	1,363	490
Foreign exchange contracts	53,396	372	1,292	47,106	331	1,515
Credit contracts	72	26	—	73	31	—
Subtotal		2,231	1,845		2,066	2,349
Customer accommodation trading and other derivatives:
Interest rate contracts	9,256,224	24,068	18,785	7,947,941	32,510	25,169
Commodity contracts	76,612	7,234	2,309	65,790	2,036	1,543
Equity contracts	322,733	17,697	21,126	280,195	17,522	21,516
Foreign exchange contracts	415,458	6,177	4,505	412,879	6,891	6,034
Credit contracts	36,179	49	50	34,329	64	58
Subtotal		55,225	46,775		59,023	54,320
Total derivatives not designated as hedging instruments		57,456	48,620		61,089	56,669
Total derivatives before netting		61,027	49,653		65,682	58,065
Netting		(35,612)	(35,102)		(39,836)	(41,556)
Total		$25,415	14,551		25,846	16,509
Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the consolidated balance sheet. The “Gross amounts recognized” column in the following table includes $52.9 billion and $44.7 billion of gross derivative assets and liabilities, respectively, at June 30, 2021, and $54.6 billion and $50.1 billion, respectively, at December 31, 2020, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The majority of these amounts are interest rate contracts executed in over-the-counter (OTC) markets. The remaining gross derivative assets and liabilities of $8.1 billion and $5.0 billion, respectively, at June 30, 2021, and $11.1 billion and $8.0 billion, respectively, at December 31, 2020, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the consolidated balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $2.6 billion and $828 million, respectively, at June 30, 2021, and $1.8 billion and $984 million, respectively, at December 31, 2020.
We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement. We disclose the balance sheet netting amounts within the column titled “Gross amounts offset in consolidated balance sheet.” Balance sheet netting adjustments are determined at the counterparty level for which there may be multiple contract

Wells Fargo & Company	117

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
Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
June 30, 2021
Derivative assets
Interest rate contracts	$26,747	(16,711)	10,036	(680)	9,356	97%
Commodity contracts	7,234	(1,481)	5,753	(14)	5,739	92
Equity contracts	19,279	(11,488)	7,791	(766)	7,025	69
Foreign exchange contracts	7,692	(5,892)	1,800	(28)	1,772	100
Credit contracts	75	(40)	35	(1)	34	90
Total derivative assets	$61,027	(35,612)	25,415	(1,489)	23,926
Derivative liabilities
Interest rate contracts	$19,475	(16,453)	3,022	(1,524)	1,498	96%
Commodity contracts	2,309	(1,086)	1,223	(17)	1,206	50
Equity contracts	21,518	(12,956)	8,562	(749)	7,813	79
Foreign exchange contracts	6,301	(4,574)	1,727	(423)	1,304	100
Credit contracts	50	(33)	17	(3)	14	90
Total derivative liabilities	$49,653	(35,102)	14,551	(2,716)	11,835
December 31, 2020
Derivative assets
Interest rate contracts	$36,063	(21,968)	14,095	(1,274)	12,821	96%
Commodity contracts	2,036	(940)	1,096	(4)	1,092	84
Equity contracts	18,885	(10,968)	7,917	(737)	7,180	74
Foreign exchange contracts	8,603	(5,887)	2,716	(141)	2,575	100
Credit contracts	95	(73)	22	(1)	21	90
Total derivative assets	$65,682	(39,836)	25,846	(2,157)	23,689
Derivative liabilities
Interest rate contracts	$26,302	(21,934)	4,368	(2,219)	2,149	95%
Commodity contracts	1,543	(819)	724	—	724	69
Equity contracts	22,006	(12,283)	9,723	(837)	8,886	78
Foreign exchange contracts	8,156	(6,481)	1,675	(529)	1,146	100
Credit contracts	58	(39)	19	(3)	16	91
Total derivative liabilities	$58,065	(41,556)	16,509	(3,588)	12,921
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $299 million and $399 million and debit valuation adjustments related to derivative liabilities were $145 million and $201 million as of June 30, 2021, and December 31, 2020, respectively. Cash collateral totaled $5.4 billion and $5.1 billion, netted against derivative assets and liabilities, respectively, at June 30, 2021, and $5.5 billion and $7.5 billion, respectively, at December 31, 2020.

118	Wells Fargo & Company

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
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain floating-
rate commercial loans and paid on certain floating-rate debt due to changes in the contractually specified interest rate. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $76 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2021, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of June 30, 2021, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies).
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.

Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,199	(92)	(712)	692	N/A	37
Interest contracts
Amounts related to interest settlements on derivatives	(68)	74	541	—	547
Recognized on derivatives	(468)	(61)	2,453	—	1,924	—
Recognized on hedged items	452	62	(2,402)	—	(1,888)
Total gains (losses) (pre-tax) on interest rate contracts	(84)	75	592	—	583	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	15	—	4	—	19
Recognized on derivatives	2	—	(42)	202	162	(14)
Recognized on hedged items	(1)	—	44	(203)	(160)
Total gains (losses) (pre-tax) on foreign exchange contracts	16	—	6	(1)	21	(14)
Total gains (losses) (pre-tax) recognized on fair value hedges	$(68)	75	598	(1)	604	(14)
Quarter ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,946	(585)	(1,237)	912	N/A	3
Interest contracts
Amounts related to interest settlements on derivatives	(93)	152	428	—	487
Recognized on derivatives	(21)	(86)	549	—	442	—
Recognized on hedged items	63	77	(618)	—	(478)
Total gains (losses) (pre-tax) on interest rate contracts	(51)	143	359	—	451	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	11	—	(46)	—	(35)
Recognized on derivatives	(1)	—	117	709	825	(57)
Recognized on hedged items	1	—	(70)	(684)	(753)
Total gains (losses) (pre-tax) on foreign exchange contracts	11	—	1	25	37	(57)
Total gains (losses) (pre-tax) recognized on fair value hedges	$(40)	143	360	25	488	(57)

(continued on following page)

Wells Fargo & Company	119

Note 14: Derivatives (continued)
(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,511	(204)	(1,738)	1,674	N/A	84
Interest contracts
Amounts related to interest settlements on derivatives	(135)	165	1,091	—	1,121
Recognized on derivatives	826	(184)	(4,618)	—	(3,976)	—
Recognized on hedged items	(806)	181	4,542	—	3,917
Total gains (losses) (pre-tax) on interest rate contracts	(115)	162	1,015	—	1,062	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	43	—	3	—	46
Recognized on derivatives	3	—	(269)	509	243	11
Recognized on hedged items	(2)	—	238	(520)	(284)
Total gains (losses) (pre-tax) on foreign exchange contracts	44	—	(28)	(11)	5	11
Total gains (losses) (pre-tax) recognized on fair value hedges	$(71)	162	987	(11)	1,067	11
Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$6,418	(2,327)	(2,477)	2,213	N/A	185
Interest contracts
Amounts related to interest settlements on derivatives	(139)	222	602	—	685
Recognized on derivatives	(1,892)	444	10,324	—	8,876	—
Recognized on hedged items	1,919	(434)	(10,044)	—	(8,559)
Total gains (losses) (pre-tax) on interest rate contracts	(112)	232	882	—	1,002	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	17	—	(131)	—	(114)
Recognized on derivatives	(2)	—	224	(76)	146	87
Recognized on hedged items	3	—	(244)	80	(161)
Total gains (losses) (pre-tax) on foreign exchange contracts	18	—	(151)	4	(129)	87
Total gains (losses) (pre-tax) recognized on fair value hedges	$(94)	232	731	4	873	87

120	Wells Fargo & Company

Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,095	(712)	N/A	37
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(39)	—	(39)	39
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	10
Total gains (losses) (pre-tax) on interest rate contracts	(39)	—	(39)	49
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(1)	(1)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(39)	(1)	(40)	51
Quarter ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,460	(1,237)	N/A	3
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	1	(52)	52
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(53)	1	(52)	52
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	5
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(3)	(3)	8
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	(2)	(55)	60
Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,296	(1,738)	N/A	84
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(91)	—	(91)	91
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on interest rate contracts	(91)	—	(91)	81
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(2)	(2)	(8)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(91)	(2)	(93)	73
Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$18,543	(2,477)	N/A	185
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(109)	1	(108)	108
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(109)	1	(108)	108
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(5)	(5)	5
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(15)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(5)	(5)	(10)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(109)	(4)	(113)	98

Wells Fargo & Company	121

Note 14: Derivatives (continued)
Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
June 30, 2021
Available-for-sale debt securities (5)	$28,655	(35)	16,792	994
Deposits	(14,206)	(295)	—	—
Long-term debt	(148,673)	(7,312)	(5,248)	2
December 31, 2020
Available-for-sale debt securities (5)	$29,538	827	17,091	1,111
Deposits	(22,384)	(477)	—	—
Long-term debt	(156,907)	(12,466)	(14,468)	31
(1)Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $12.0 billion and for long-term debt is $(2.8) billion as of June 30, 2021, and $17.6 billion for debt securities and $(4.7) billion for long-term debt as of December 31, 2020.
(3)The balance includes $188 million and $160 million of debt securities and long-term debt cumulative basis adjustments as of June 30, 2021, respectively, and $205 million and $130 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2020, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(5)Carrying amount represents the amortized cost.

122	Wells Fargo & Company

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
For additional information on economic hedges and other derivatives, see Note 14 (Derivatives) to Financial Statements in our 2020 Form 10-K.
Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended June 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$287	—	14	301	—
Equity contracts	—	(762)	(4)	(766)	(239)
Foreign exchange contracts	—	—	(90)	(90)	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	287	(762)	(85)	(560)	(239)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	482	(594)	—	(112)	—
Commodity contracts	—	(36)	—	(36)	—
Equity contracts	—	(922)	(304)	(1,226)	—
Foreign exchange contracts	—	(24)	—	(24)	—
Credit contracts	—	(43)	—	(43)	—
Subtotal	482	(1,619)	(304)	(1,441)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$769	(2,381)	(389)	(2,001)	(239)
Quarter ended June 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$142	—	(74)	68	—
Equity contracts	—	(1,402)	(6)	(1,408)	(141)
Foreign exchange contracts	—	—	(55)	(55)	—
Credit contracts	—	—	1	1	—
Subtotal	142	(1,402)	(134)	(1,394)	(141)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	546	676	—	1,222	—
Commodity contracts	—	(224)	—	(224)	—
Equity contracts	—	(2,348)	(145)	(2,493)	—
Foreign exchange contracts	—	155	—	155	—
Credit contracts	—	(134)	—	(134)	—
Subtotal	546	(1,875)	(145)	(1,474)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$688	(3,277)	(279)	(2,868)	(141)

(continued on following page)

Wells Fargo & Company	123

Note 14: Derivatives (continued)
(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Six months ended June 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(88)	—	(6)	(94)	—
Equity contracts	—	(337)	1	(336)	(399)
Foreign exchange contracts	—	—	(19)	(19)	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	(88)	(337)	(29)	(454)	(399)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(49)	1,330	—	1,281	—
Commodity contracts	—	44	—	44	—
Equity contracts	—	(2,085)	(393)	(2,478)	—
Foreign exchange contracts	—	440	—	440	—
Credit contracts	—	(71)	—	(71)	—
Subtotal	(49)	(342)	(393)	(784)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(137)	(679)	(422)	(1,238)	(399)
Six months ended June 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,613	—	(45)	2,568	—
Equity contracts	—	(183)	(34)	(217)	(141)
Foreign exchange contracts	—	—	572	572	—
Credit contracts	—	—	17	17	—
Subtotal	2,613	(183)	510	2,940	(141)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	1,099	(1,787)	—	(688)	—
Commodity contracts	—	(112)	—	(112)	—
Equity contracts	—	2,401	(72)	2,329	—
Foreign exchange contracts	—	(402)	—	(402)	—
Credit contracts	—	147	—	147	—
Subtotal	1,099	247	(72)	1,274	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$3,712	64	438	4,214	(141)
(1)Mortgage banking amounts for the second quarter and first half of 2021 are comprised of gains (losses) of $707 million and $(933) million, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(420) million and $845 million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the second quarter and first half of 2020 are comprised of gains (losses) of $535 million and $3.9 billion offset by gains (losses) of $(393) million and $(1.3) billion, respectively.

124	Wells Fargo & Company

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
Table 14.7 provides details of sold and purchased credit derivatives.
Table 14.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non-investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A)-(B)	Other protection purchased	Range of maturities
June 30, 2021
Credit default swaps on:
Corporate bonds	$5	3	4,724	1,236	3,130	1,594	3,582	2021 - 2031
Structured products	—	4	16	16	12	4	82	2034 - 2047
Credit protection on:
Default swap index	1	—	1,760	698	924	836	3,765	2021 - 2030
Commercial mortgage-backed securities index	2	15	283	29	258	25	134	2047 - 2072
Asset-backed securities index	—	7	41	41	40	1	1	2045 - 2046
Other	—	2	6,300	6,206	—	6,300	11,199	2021 - 2040
Total credit derivatives	$8	31	13,124	8,226	4,364	8,760	18,763
December 31, 2020
Credit default swaps on:
Corporate bonds	$7	2	3,767	971	2,709	1,058	3,012	2021 - 2029
Structured products	—	5	20	20	19	1	84	2034 - 2047
Credit protection on:
Default swap index	—	—	1,582	731	559	1,023	3,925	2021 - 2030
Commercial mortgage-backed securities index	3	21	297	42	272	25	75	2047 - 2072
Asset-backed securities index	—	7	41	41	40	1	1	2045 - 2046
Other	—	4	6,378	6,262	—	6,378	11,621	2021 - 2040
Total credit derivatives	$10	39	12,085	8,067	3,599	8,486	18,718

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

Table 14.8: Credit-Risk Contingent Features

(in billions)	Jun 30, 2021	Dec 31, 2020
Net derivative liabilities with credit-risk contingent features	$10.4	10.5
Collateral posted	9.4	9.0
Additional collateral to be posted upon a below investment grade credit rating (1)	1.0	1.5
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	125

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

126	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 15.1: Fair Value on a Recurring Basis

	June 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$29,497	2,207	—	31,704	$32,060	3,197	—	35,257
Collateralized loan obligations	—	469	158	627	—	534	148	682
Corporate debt securities	—	12,062	11	12,073	—	10,696	13	10,709
Federal agency mortgage-backed securities	—	33,105	—	33,105	—	23,549	—	23,549
Non-agency mortgage-backed securities	—	1,275	22	1,297	—	1,039	12	1,051
Other debt securities	—	3,920	1	3,921	—	3,847	—	3,847
Total trading debt securities	29,497	53,038	192	82,727	32,060	42,862	173	75,095
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	35,905	—	—	35,905	22,159	—	—	22,159
Non-U.S. government securities	—	11,201	—	11,201	—	16,813	—	16,813
Securities of U.S. states and political subdivisions	—	19,377	122	19,499	—	19,182	224	19,406
Federal agency mortgage-backed securities	—	96,534	—	96,534	—	139,070	—	139,070
Non-agency mortgage-backed securities	—	4,347	31	4,378	—	3,697	32	3,729
Collateralized loan obligations	—	12,407	—	12,407	—	9,018	—	9,018
Other debt securities	37	7,284	2,652	9,973	38	7,421	2,738	10,197
Total available-for-sale debt securities	35,942	151,150	2,805	189,897	22,197	195,201	2,994	220,392
Loans held for sale	—	17,825	1,069	18,894	—	17,572	1,234	18,806
Mortgage servicing rights (residential)	—	—	6,717	6,717	—	—	6,125	6,125
Derivative assets (gross):
Interest rate contracts	20	26,370	357	26,747	11	35,590	462	36,063
Commodity contracts	—	7,139	95	7,234	—	1,997	39	2,036
Equity contracts	4,620	12,763	1,896	19,279	4,888	12,384	1,613	18,885
Foreign exchange contracts	21	7,664	7	7,692	19	8,573	11	8,603
Credit contracts	—	36	39	75	—	45	50	95
Total derivative assets (gross)	4,661	53,972	2,394	61,027	4,918	58,589	2,175	65,682
Equity securities:
Marketable	25,138	186	1	25,325	23,995	596	5	24,596
Nonmarketable (1)	—	199	9,659	9,858	10	21	9,228	9,259
Total equity securities	25,138	385	9,660	35,183	24,005	617	9,233	33,855
Total assets prior to derivative netting	$95,238	276,370	22,837	394,445	$83,180	314,841	21,934	419,955
Derivative netting (2)				(35,612)				(39,836)
Total assets after derivative netting				358,833				380,119
Derivative liabilities (gross):
Interest rate contracts	$(14)	(19,418)	(43)	(19,475)	$(27)	(26,259)	(16)	(26,302)
Commodity contracts	—	(2,216)	(93)	(2,309)	—	(1,503)	(40)	(1,543)
Equity contracts	(4,108)	(15,089)	(2,321)	(21,518)	(4,860)	(15,219)	(1,927)	(22,006)
Foreign exchange contracts	(14)	(6,280)	(7)	(6,301)	(10)	(8,134)	(12)	(8,156)
Credit contracts	—	(44)	(6)	(50)	—	(49)	(9)	(58)
Total derivative liabilities (gross)	(4,136)	(43,047)	(2,470)	(49,653)	(4,897)	(51,164)	(2,004)	(58,065)
Short-sale trading liabilities	(15,579)	(6,464)	—	(22,043)	(15,292)	(7,149)	—	(22,441)
Total liabilities prior to derivative netting	$(19,715)	(49,511)	(2,470)	(71,696)	$(20,189)	(58,313)	(2,004)	(80,506)
Derivative netting (2)				35,102				41,556
Total liabilities after derivative netting				(36,594)				(38,950)
(1)Excludes $148 million and $154 million of nonmarketable equity securities as of June 30, 2021, and December 31, 2020, respectively, that are measured at fair value using non-published NAV per share (or its equivalent) as a practical expedient that are not classified in the fair value hierarchy.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 14 (Derivatives) for additional information.

Wells Fargo & Company	127

Note 15: Fair Values of Assets and Liabilities (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended June 30, 2021
Trading debt securities	$192	4	123	(129)	(5)	15	(8)	192	1	(6)
Available-for-sale debt securities	3,142	28	9	—	(120)	11	(265)	2,805	41	(6)
Loans held for sale	1,166	15	131	(231)	(107)	97	(2)	1,069	9	(7)
Mortgage servicing rights (residential) (8)	7,536	(1,297)	485	(7)	—	—	—	6,717	(809)	(7)
Net derivative assets and liabilities:
Interest rate contracts	1	458	—	—	(145)	—	—	314	167
Equity contracts	(429)	(158)	—	—	120	(10)	52	(425)	(130)
Other derivative contracts	56	(67)	2	(1)	42	—	3	35	(16)
Total derivative contracts	(372)	233	2	(1)	17	(10)	55	(76)	21	(9)
Equity securities	8,865	794	—	—	—	1	—	9,660	794	(6)
Quarter ended June 30, 2020
Trading debt securities	$389	33	186	(346)	(5)	15	(49)	223	14	(6)
Available-for-sale debt securities	2,412	21	5	(28)	(100)	85	(297)	2,098	8	(6)
Loans held for sale	3,176	(41)	94	(288)	(64)	80	(2,199)	758	(32)	(7)
Mortgage servicing rights (residential) (8)	8,126	(1,768)	462	(1)	—	—	—	6,819	(1,131)	(7)
Net derivative assets and liabilities:
Interest rate contracts	685	460	—	—	(622)	—	—	523	291
Equity contracts	217	(277)	—	—	79	—	1	20	(387)
Other derivative contracts	(3)	7	2	(1)	12	18	—	35	47
Total derivative contracts	899	190	2	(1)	(531)	18	1	578	(49)	(9)
Equity securities	6,754	1,414	—	—	—	—	(3)	8,165	1,414	(6)
Six months ended June 30, 2021
Trading debt securities	$173	20	292	(302)	(5)	22	(8)	192	5	(6)
Available-for-sale debt securities	2,994	21	24	—	(188)	253	(299)	2,805	16	(6)
Loans held for sale	1,234	(4)	260	(379)	(217)	178	(3)	1,069	(5)	(7)
Mortgage servicing rights (residential) (8)	6,125	(291)	891	(8)	—	—	—	6,717	782	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	(83)	—	—	(44)	—	(5)	314	109
Equity contracts	(314)	(326)	—	—	160	(37)	92	(425)	(236)
Other derivative contracts	39	(40)	2	(1)	32	—	3	35	4
Total derivative contracts	171	(449)	2	(1)	148	(37)	90	(76)	(123)	(9)
Equity securities	9,233	429	—	(5)	—	3	—	9,660	429	(6)
Six months ended June 30, 2020
Trading debt securities	$223	(85)	476	(439)	(15)	115	(52)	223	(69)	(6)
Available-for-sale debt securities	1,565	(121)	31	(33)	(148)	1,172	(368)	2,098	(99)	(6)
Loans held for sale	1,214	(104)	960	(358)	(162)	1,409	(2,201)	758	(34)	(7)
Mortgage servicing rights (residential) (8)	11,517	(5,589)	923	(33)	1	—	—	6,819	(4,388)	(7)
Net derivative assets and liabilities:
Interest rate contracts	214	1,204	—	—	(895)	—	—	523	374
Equity contracts	(269)	153	—	—	152	(10)	(6)	20	48
Other derivative contracts	(5)	(48)	8	(4)	72	12	—	35	33
Total derivative contracts	(60)	1,309	8	(4)	(671)	2	(6)	578	455	(9)
Equity securities	7,850	313	—	—	—	7	(5)	8,165	310	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $22 million and $36 million included in other comprehensive income from available-for-sale debt securities in the second quarter and first half of 2021, respectively. The corresponding amounts for the second quarter and first half of 2020 were $16 million and $(75) million, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $38 million and $31 million included in other comprehensive income from available-for-sale debt securities in the second quarter and first half of 2021 , respectively. The corresponding amounts for the second quarter and first half of 2020 were $13 million and $(40) million, respectively.
(6)Included in net gains on trading and securities in the consolidated statement of income.
(7)Included in mortgage banking income in the consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 9 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains on trading and securities, and other noninterest income in the consolidated statement of income.

128	Wells Fargo & Company

Table 15.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
The significant unobservable inputs for Level 3 assets inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor (for additional information on vendor-developed valuations, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K).
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2021
Trading and available-for-sale debt securities	$1,926		Discounted cash flow	Discount rate	0.4	-	12.4%		4.4
	747		Vendor priced
	193		Market comparable pricing	Comparability adjustment	(29.1)	-	9.5		(6.6)
	131		Market comparable pricing	Multiples	0.4x	-	12.1x		6.5x
Loans held for sale	1,069		Discounted cash flow	Default rate	0.0	-	35.7%		1.5
				Discount rate	1.1	-	12.5		4.6
				Loss severity	0.0	-	32.9		15.8
				Prepayment rate	6.9	-	17.6		12.9
Mortgage servicing rights (residential)	6,717		Discounted cash flow	Cost to service per loan (1)	$57	-	642		111
				Discount rate	4.6	-	8.3%		5.4
				Prepayment rate (2)	14.2	-	21.4		17.2
Net derivative assets and (liabilities):
Interest rate contracts	139		Discounted cash flow	Default rate	0.0	-	6.0		1.9
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.5
Interest rate contracts: derivative loan commitments	175		Discounted cash flow	Fall-out factor	1.0	-	99.0		20.2
				Initial-value servicing	(65.9)	-	151.0	bps	89.9
Equity contracts	239		Discounted cash flow	Conversion factor	(9.3)	-	0.0%		(9.0)
				Weighted average life	0.0	-	2.5	yrs	1.4
	(664)		Option model	Correlation factor	(77.0)	-	99.0%		17.5
				Volatility factor	6.5	-	78.8		21.8
Nonmarketable equity securities	9,659		Market comparable pricing	Comparability adjustment	(19.3)	-	(5.5)		(15.6)

Insignificant Level 3 assets, net of liabilities	36
Total Level 3 assets, net of liabilities	$20,367	(3)
December 31, 2020
Trading and available-for-sale debt securities	$2,126		Discounted cash flow	Discount rate	0.4	-	14.7%		3.6
	759		Vendor priced
	173		Market comparable pricing	Comparability adjustment	(39.8)	-	0.3		(8.4)
	109		Market comparable pricing	Multiples	7.2x	-	12.1x		8.0x
Loans held for sale	1,234		Discounted cash flow	Default rate	0.0	-	31.6%		1.7
				Discount rate	1.3	-	12.0		4.5
				Loss severity	0.0	-	32.3		18.4
				Prepayment rate	8.3	-	23.6		15.1
Mortgage servicing rights (residential)	6,125		Discounted cash flow	Cost to service per loan (1)	$63	-	712		130
				Discount rate	4.9	-	8.3%		5.8
				Prepayment rate (2)	14.3	-	22.8		19.9
Net derivative assets and (liabilities):
Interest rate contracts	206		Discounted cash flow	Default rate	0.0	-	6.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.2
Interest rate contracts: derivative loan commitments	240		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.8
				Initial-value servicing	(51.6)	-	268.0	bps	65.5
Equity contracts	220		Discounted cash flow	Conversion factor	(8.6)	-	0.0%		(8.2)
				Weighted average life	0.5	-	2.0	yrs	1.0
	(534)		Option model	Correlation factor	(77.0)	-	99.0%		24.8
				Volatility factor	6.5	-	96.6		26.4
Nonmarketable equity securities	9,228		Market comparable pricing	Comparability adjustment	(20.3)	-	(3.2)		(13.8)

Insignificant Level 3 assets, net of liabilities	44
Total Level 3 assets, net of liabilities	$19,930	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $57 - $239 at June 30, 2021, and $63 - $252 at December 31, 2020.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $22.8 billion and $21.9 billion and total Level 3 liabilities of $2.5 billion and $2.0 billion, before netting of derivative balances, at June 30, 2021, and December 31, 2020, respectively.

Wells Fargo & Company	129

Note 15: Fair Values of Assets and Liabilities (continued)
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K.
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
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2021, and December 31, 2020, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2021, and year ended December 31, 2020.
Table 15.5 presents the increase (decrease) in value of certain assets held at the end of the respective reporting periods presented for which a nonrecurring fair value adjustment was recognized during the periods presented.

Table 15.4: Fair Value on a Nonrecurring Basis

	June 30, 2021			December 31, 2020
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	2,956	1,439	4,395	2,672	2,945	5,617
Loans:
Commercial	432	—	432	1,385	—	1,385
Consumer	221	—	221	395	—	395
Total loans	653	—	653	1,780	—	1,780
Mortgage servicing rights (commercial)	—	567	567	—	510	510
Nonmarketable equity securities	3,882	85	3,967	2,397	790	3,187
Other assets	976	157	1,133	1,350	428	1,778
Total assets at fair value on a nonrecurring basis	$8,467	2,248	10,715	8,199	4,673	12,872
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
Table 15.5: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2021	2020
Loans held for sale	$38	(77)
Loans:
Commercial	(182)	(392)
Consumer	(90)	(128)
Total loans	(272)	(520)
Mortgage servicing rights (commercial)	31	(30)
Nonmarketable equity securities	2,215	(410)
Other assets	(56)	(394)
Total	$1,956	(1,431)
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

130	Wells Fargo & Company

Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
June 30, 2021
Loans held for sale (2)	$1,269	Discounted cash flow	Default rate	(3)	0.8	-	80.2%	30.3
			Discount rate		0.6	-	12.6	3.1
			Loss severity		0.3	-	51.0	5.9
			Prepayment rate	(4)	4.2	-	100.0	41.3
	170	Market comparable pricing	Comparability adjustment		(5.9)	-	(1.4)	(5.0)
Mortgage servicing rights (commercial)	567	Discounted cash flow	Cost to service per loan		$150	-	3,381	2,773
			Discount rate		4.0	-	4.2%	4.0
			Prepayment rate		0.0	-	20.6	5.5
Nonmarketable equity securities	15	Market comparable pricing	Multiples		2.0x	-	3.3x	2.8x
	65	Market comparable pricing	Comparability Adjustment		(100.0)	-	(5.3)%	(50.0)
	5	Discounted cash flow	Discount rate		10.5	-	10.5	10.5
Other assets	157	Discounted cash flow	Discount rate		0.3	-	4.4	2.9
Total	$2,248
December 31, 2020
Loans held for sale (2)	$1,628	Discounted cash flow	Default rate	(3)	0.3	-	85.5%	31.5
			Discount rate		0.6	-	11.9	3.0
			Loss severity		0.4	-	45.0	8.1
			Prepayment rate	(4)	8.3	-	100.0	42.5
	1,317	Market comparable pricing	Comparability adjustment		(11.6)	-	(1.8)	(3.1)
Mortgage servicing rights (commercial)	510	Discounted cash flow	Cost to service per loan		$150	-	3,377	2,779
			Discount rate		1.9	-	1.9%	1.9
			Prepayment rate		0.0	-	20.0	5.4
Nonmarketable equity securities (5)	844	Market comparable pricing	Multiples		0.1x	-	10.9x	5.0x
	188	Market comparable pricing	Comparability adjustment		(100.0)	-	(20.0)%	(61.4)
	76	Other	Company risk factor		(100.0)	-	(20.0)	(57.7)
	91	Discounted cash flow	Discount rate		10.0	-	20.0	11.5
			Company risk factor		(62.6)	-	0.0	(30.3)
			Crude oil prices ($/barrel)		$42	-	48	47
			Natural gas prices ($/MMBtu)		2	-	2	2
Insignificant Level 3 assets	19
Total	$4,673
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.2 billion and $2.6 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2021, and December 31, 2020, respectively, and approximately $200 million and $300 million of other mortgage loans that are not government insured/guaranteed at June 30, 2021, and December 31, 2020.
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
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at June 30, 2021, and December 31, 2020.

Table 15.7: Fair Value Option

	June 30, 2021			December 31, 2020
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$18,894	18,526	368	18,806	18,217	589

Wells Fargo & Company	131

Note 15: Fair Values of Assets and Liabilities (continued)
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $823 million and $1.2 billion in the second quarter and first half of 2021, respectively, and $773 million and $1.1 billion in the second quarter and first half of 2020, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option in the second quarter and first half of both 2021 and 2020 were insignificant.
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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.4 billion and at both June 30, 2021, and December 31, 2020, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets
Cash and due from banks (1)	$25,304	25,304	—	—	25,304
Interest-earning deposits with banks (1)	248,869	248,686	183	—	248,869
Federal funds sold and securities purchased under resale agreements (1)	70,149	—	70,149	—	70,149
Held-to-maturity debt securities	260,941	28,028	235,075	984	264,087
Loans held for sale	6,700	—	5,259	1,669	6,928
Loans, net (2)	821,774	—	59,140	781,652	840,792
Nonmarketable equity securities (cost method)	3,585	—	—	3,647	3,647
Total financial assets	$1,437,322	302,018	369,806	787,952	1,459,776
Financial liabilities
Deposits (3)	$35,964	—	18,823	17,368	36,191
Short-term borrowings	45,635	—	45,635	—	45,635
Long-term debt (4)	179,625	—	186,681	1,282	187,963
Total financial liabilities	$261,224	—	251,139	18,650	269,789
December 31, 2020
Financial assets
Cash and due from banks (1)	$28,236	28,236	—	—	28,236
Interest-earning deposits with banks (1)	236,376	236,258	118	—	236,376
Federal funds sold and securities purchased under resale agreements (1)	65,672	—	65,672	—	65,672
Held-to-maturity debt securities	205,720	48,597	162,777	933	212,307
Loans held for sale	17,578	—	14,952	3,419	18,371
Loans, net (2)	853,595	—	56,270	817,827	874,097
Nonmarketable equity securities (cost method)	3,588	—	—	3,632	3,632
Total financial assets	$1,410,765	313,091	299,789	825,811	1,438,691
Financial liabilities
Deposits (3)	$52,807	—	33,321	19,940	53,261
Short-term borrowings	58,999	—	58,999	—	58,999
Long-term debt (4)	212,922	—	219,321	1,381	220,702
Total financial liabilities	$324,728	—	311,641	21,321	332,962
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $15.2 billion and $15.4 billion at June 30, 2021, and December 31, 2020, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.4 trillion at both June 30, 2021, and December 31, 2020, respectively.
(4)Excludes capital lease obligations under capital leases of $28 million at both June 30, 2021, and December 31, 2020, respectively.

132	Wells Fargo & Company

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
In January 2021, we issued $3.5 billion of our Preferred Stock, Series BB, and in February 2021, we issued $1.05 billion of our Preferred Stock, Series CC. In March 2021, we redeemed our Preferred Stock Series I, Series P and Series W, and partially redeemed our Preferred Stock, Series N, for an aggregate cost of $4.5 billion. In June 2021, we redeemed the remaining outstanding shares of our Preferred Stock, Series N, for a cost of $350 million. In July 2021, we issued $1.25 billion of our Preferred Stock, Series DD.
Table 16.1: Preferred Stock Shares

	June 30, 2021		December 31, 2020
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I (1)
Floating Class A Preferred Stock	—	—	100,000	25,010
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	30,000
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	40,000
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	25,000	80,500
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,800	25,000	46,800
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	25,000	140,400	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	—	822,242	—	822,242
Total		5,622,642		5,557,652
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
(3)In first quarter 2021, 16,000 shares of Preferred Stock, Series N, were redeemed and Preferred Stock, Series P and Series W were fully redeemed; in second quarter 2021, the remaining 14,000 shares of Preferred Stock, Series N, were redeemed.
(4)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Wells Fargo & Company	133

Note 16: Preferred Stock (continued)
Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	June 30, 2021				December 31, 2020
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	—	—	—	—	25,010	2,501	2,501	—
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	30,000	750	750	—
Series O
5.125% Non-Cumulative Perpetual Class A Preferred Stock	26,000	650	650	—	26,000	650	650	—
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	40,000	1,000	1,000	—
Series X
5.50% Non-Cumulative Perpetual Class A Preferred Stock	46,000	1,150	1,150	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.750% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	80,500	2,013	2,013	—
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	1,170	1,170	—	46,800	1,170	1,170	—
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	3,510	3,510	—	—	—	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	42,000	1,050	1,050	—	—	—	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	822,242	822	822	—	822,242	822	822	—
Total	5,558,683	$21,588	20,820	768	5,496,293	$21,904	21,136	768
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
(3)In first quarter 2021, $400 million of Preferred Stock, Series N, was redeemed and Preferred Stock, Series P and Series W were fully redeemed; in second quarter 2021, the remaining $350 million of Preferred Stock, Series N, was redeemed.
(4)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

134	Wells Fargo & Company

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

Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	221,945	221,945	$222	222	7.00%	8.00%
2017	163,210	163,210	163	163	7.00	8.00
2016	162,450	162,450	162	162	9.30	10.30
2015	92,904	92,904	93	93	8.90	9.90
2014	99,151	99,151	99	99	8.70	9.70
2013	61,948	61,948	62	62	8.50	9.50
2012	20,634	20,634	21	21	10.00	11.00
Total ESOP Preferred Stock (1)	822,242	822,242	$822	822
Unearned ESOP shares (2)			$(875)	(875)
(1)At both June 30, 2021, and December 31, 2020, additional paid-in capital included $53 million related to ESOP preferred stock.
(2)We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Wells Fargo & Company	135

Note 17: Revenue from Contracts with Customers
Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see
Note 22 (Operating Segments).

Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2021
Net interest income (2)	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income:
Deposit-related fees	732	325	277	7	1	—	1,342
Lending-related fees (2)	36	135	190	2	(1)	—	362
Investment advisory and other asset-based fees (3)	—	2	12	2,382	398	—	2,794
Commissions and brokerage services fees	—	—	68	513	(1)	—	580
Investment banking fees	(2)	9	580	(1)	(16)	—	570
Card fees:
Card interchange and network revenues (4)	896	49	11	1	—	—	957
Other card fees (2)	121	—	—	—	(1)	—	120
Total card fees	1,017	49	11	1	(1)	—	1,077
Mortgage banking (2)	1,158	—	181	(3)	—	—	1,336
Net gains (losses) from trading activities (2)	—	(1)	30	6	(14)	—	21
Net gains on debt securities (2)	—	—	—	—	—	—	—
Net gains from equity securities (2)	—	32	46	6	2,612	—	2,696
Lease income (2)	—	173	—	—	140	—	313
Other (2)	127	182	160	13	209	(312)	379
Total noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	$8,686	2,108	3,338	3,536	3,023	(421)	20,270
Quarter ended June 30, 2020
Net interest income (2)	$5,717	1,554	1,963	719	60	(121)	9,892
Noninterest income:
Deposit-related fees	575	297	261	6	3	—	1,142
Lending-related fees (2)	33	125	163	2	—	—	323
Investment advisory and other asset-based fees (3)	—	8	24	1,835	387	—	2,254
Commissions and brokerage services fees	—	—	79	470	1	—	550
Investment banking fees	(1)	26	588	1	(67)	—	547
Card fees:
Card interchange and network revenues (4)	650	36	11	1	—	—	698
Other card fees (2)	99	—	—	—	—	—	99
Total card fees	749	36	11	1	—	—	797
Mortgage banking (2)	256	—	65	(3)	(1)	—	317
Net gains (losses) from trading activities (2)	1	1	809	9	(13)	—	807
Net gains on debt securities (2)	6	—	—	—	206	—	212
Net gains (losses) from equity securities (2)	—	(28)	8	150	403	—	533
Lease income (2)	—	189	5	—	141	—	335
Other (2)	272	143	83	16	258	(195)	577
Total noninterest income	1,891	797	2,096	2,487	1,318	(195)	8,394
Total revenue	$7,608	2,351	4,059	3,206	1,378	(316)	18,286
Six months ended June 30, 2021
Net interest income (2)	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income:
Deposit-related fees	1,393	642	543	14	5	—	2,597
Lending-related fees (2)	76	271	373	4	(1)	—	723
Investment advisory and other asset-based fees (3)	—	7	34	4,688	821	—	5,550
Commissions and brokerage services fees	—	—	149	1,068	(1)	—	1,216
Investment banking fees	(8)	22	1,191	(2)	(65)	—	1,138
Card fees:
Card interchange and network revenues (4)	1,674	94	21	2	—	—	1,791
Other card fees (2)	235	—	—	—	—	—	235
Total card fees	1,909	94	21	2	—	—	2,026
Mortgage banking (2)	2,417	—	251	(6)	—	—	2,662
Net gains (losses) from trading activities (2)	1	1	361	12	(6)	—	369
Net gains on debt securities (2)	—	—	—	—	151	—	151
Net gains from equity securities (2)	34	45	121	6	2,882	—	3,088
Lease income (2)	—	347	1	—	280	—	628
Other (2)	285	304	335	27	678	(583)	1,046
Total noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	$17,340	4,189	6,942	7,080	4,050	(799)	38,802

(continued on following page)

136	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2020
Net interest income (2)	$11,719	3,287	3,984	1,557	939	(264)	21,222
Noninterest income:
Deposit-related fees	1,454	599	518	13	5	—	2,589
Lending-related fees (2)	81	253	335	4	—	—	673
Investment advisory and other asset-based fees (3)	—	16	40	3,908	796	—	4,760
Commissions and brokerage services fees	—	—	169	1,063	(5)	—	1,227
Investment banking fees	(2)	39	1,065	2	(166)	—	938
Card fees:
Card interchange and network revenues (4)	1,307	88	29	2	2	—	1,428
Other card fees (2)	261	—	—	—	—	—	261
Total card fees	1,568	88	29	2	2	—	1,689
Mortgage banking (2)	598	—	105	(6)	(1)	—	696
Net gains (losses) from trading activities (2)	1	(4)	844	8	22	—	871
Net gains on debt securities (2)	6	—	—	—	443	—	449
Net gains (losses) from equity securities (2)	—	(222)	124	(111)	(659)	—	(868)
Lease income (2)	—	387	6	—	295	—	688
Other (2)	832	253	248	36	571	(415)	1,525
Total noninterest income	4,538	1,409	3,483	4,919	1,303	(415)	15,237
Total revenue	$16,257	4,696	7,467	6,476	2,242	(679)	36,459
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
(3)We earned trailing commissions of $300 million and $598 million for the second quarter and first half of 2021, respectively, and $257 million and $532 million for the second quarter and first half of 2020, respectively.
(4)The cost of credit card rewards and rebates of $373 million and $683 million for the second quarter and first half of 2021, respectively, and $266 million and $651 million for the second quarter and first half of 2020, respectively, are presented net against the related revenues.
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

For a description of our other revenues, see Note 20 (Revenue from Contracts with Customers) in our 2020 Form 10-K.

Wells Fargo & Company	137

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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). Settlement losses of $62 million and $70 million were recognized during second quarter 2021 and 2020, respectively, representing the pro rata portion of the net loss in cumulative other comprehensive income based on the percentage reduction in the Cash Balance
Plan’s projected benefit obligation attributable to lump sum benefit payments during the first half of both 2021 and 2020. As a result of the settlement losses, we re-measured the Cash Balance Plan obligation and plan assets as of both June 30, 2021 and 2020, and used a discount rate of 2.80% and 2.75%, respectively, based on our consistent methodology of determining our discount rate using a yield curve with maturity dates that closely match the estimated timing of the expected benefit payments. The result of the settlement losses and remeasurement increased the Cash Balance Plan asset by $347 million and other comprehensive income (pre-tax) by $409 million in second quarter 2021, and increased the Cash Balance Plan liability by $674 million and decreased other comprehensive income (pre-tax) by $604 million in second quarter 2020.
Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2021			2020
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$5	—	—	4	—	—
Interest cost	71	3	3	86	4	4
Expected return on plan assets	(154)	—	(4)	(149)	—	(5)
Amortization of net actuarial loss (gain)	38	3	(5)	35	3	(4)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Settlement loss	62	—	—	70	—	—
Net periodic benefit cost	$22	6	(9)	46	7	(8)
Six months ended June 30,
Service cost	$9	—	—	7	—	—
Interest cost	142	6	6	172	8	8
Expected return on plan assets	(306)	—	(9)	(297)	—	(11)
Amortization of net actuarial loss (gain)	75	7	(10)	71	7	(9)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Settlement loss	62	2	—	70	3	—
Net periodic benefit cost	$(18)	15	(18)	23	18	(17)

Other Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $192 million and $409 million in the second quarter and first half of 2021, respectively, compared with $211 million and $374 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.

138	Wells Fargo & Company

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
•Other – Impairment of other assets and costs associated with our technology infrastructure.

Table 19.1 provides details on our restructuring charges.

Table 19.1: Accruals for Restructuring Charges

(in millions)	Personnel costs	Facility closure costs	Other	Total
Quarter ended June 30, 2021
Balance, beginning of period	$1,010	—	44	1,054
Restructuring charges	155	3	—	158
Payments and utilization	(213)	4	(37)	(246)
Changes in estimates (1)	(148)	(7)	(7)	(162)
Balance, end of period	$804	—	—	804
Six months ended June 30, 2021
Balance, beginning of period	$1,170	—	44	1,214
Restructuring charges	285	18	—	303
Payments and utilization	(370)	(11)	(38)	(419)
Changes in estimates (1)	(281)	(7)	(6)	(294)
Balance, end of period	$804	—	—	804
Year ended December 31, 2020
Balance, beginning of year	$—	—	—	—
Restructuring charges	1,371	80	144	1,595
Payments and utilization	(105)	(80)	(100)	(285)
Changes in estimates (1)	(96)	—	—	(96)
Balance, end of year	$1,170	—	44	1,214
(1)Represents reduction of expense for changes in previously estimated amounts based on refinements of assumptions.

Wells Fargo & Company	139

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Wells Fargo net income (loss) (1)	$6,040	$(3,846)	$10,676	(2,930)
Less: Preferred stock dividends and other (2)	297	314	677	926
Wells Fargo net income (loss) applicable to common stock (numerator) (1)	$5,743	(4,160)	$9,999	(3,856)
Earnings per common share
Average common shares outstanding (denominator)	4,124.6	4,105.5	4,132.9	4,105.2
Per share	$1.39	(1.01)	$2.42	(0.94)
Diluted earnings per common share
Average common shares outstanding	4,124.6	4,105.5	4,132.9	4,105.2
Add: Restricted share rights (3)	31.5	—	31.7	—
Diluted average common shares outstanding (denominator)	4,156.1	4,105.5	4,164.6	4,105.2
Per share	$1.38	(1.01)	$2.40	(0.94)
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)The quarter ended June 30, 2021, balance included $4 million, and the six months ended June 30, 2021 and 2020, includes $48 million and $272 million, respectively, from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(3)Calculated using the treasury stock method. In the second quarter and first half of 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	0.2	35.9	0.1	0.9
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method. Since we had net losses attributable to common shareholders for the second quarter and first half of 2020, all RSRs outstanding were anti-dilutive. Weighted average RSRs outstanding were 50.7 million and 54.7 million for the second quarter and first half of 2020, respectively.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Per common share	$0.10	$0.51	$0.20	1.02

140	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2021			2020			2021			2020
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$272	(68)	204	1,596	(395)	1,201	(1,740)	432	(1,308)	1,486	(373)	1,113
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	134	(33)	101	123	(31)	92	271	(67)	204	189	(47)	142
Net gains on debt securities	—	—	—	(212)	63	(149)	(151)	35	(116)	(449)	111	(338)
Other noninterest income	(2)	1	(1)	(1)	—	(1)	(2)	1	(1)	(2)	—	(2)
Subtotal reclassifications to net income	132	(32)	100	(90)	32	(58)	118	(31)	87	(262)	64	(198)
Net change	404	(100)	304	1,506	(363)	1,143	(1,622)	401	(1,221)	1,224	(309)	915
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	(14)	3	(11)	(57)	13	(44)	11	(3)	8	87	(22)	65
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	11	(3)	8	5	(1)	4	(20)	5	(15)	(15)	4	(11)
Reclassification of net (gains) losses to net income:
Interest income on loans	39	(10)	29	53	(12)	41	91	(23)	68	109	(26)	83
Interest expense on long-term debt	1	—	1	2	—	2	2	—	2	4	(1)	3
Subtotal reclassifications to net income	40	(10)	30	55	(12)	43	93	(23)	70	113	(27)	86
Net change	37	(10)	27	3	—	3	84	(21)	63	185	(45)	140
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	347	(85)	262	(674)	167	(507)	357	(88)	269	(671)	166	(505)
Reclassification of amounts to noninterest expense (3):
Amortization of net actuarial loss	36	(9)	27	34	(9)	25	72	(18)	54	69	(17)	52
Settlements and other	59	(14)	45	67	(16)	51	59	(13)	46	68	(16)	52
Subtotal reclassifications to noninterest expense	95	(23)	72	101	(25)	76	131	(31)	100	137	(33)	104
Net change	442	(108)	334	(573)	142	(431)	488	(119)	369	(534)	133	(401)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	23	(1)	22	51	—	51	36	(3)	33	(144)	2	(142)
Net change	23	(1)	22	51	—	51	36	(3)	33	(144)	2	(142)
Other comprehensive income (loss)	$906	(219)	687	987	(221)	766	(1,014)	258	(756)	731	(219)	512
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			1			—			2			(1)
Wells Fargo other comprehensive income (loss), net of tax			$686			766			(758)			513
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

Wells Fargo & Company	141

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the cumulative OCI balance activity on an after-tax basis.

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income (loss)
Quarter ended June 30, 2021
Balance, beginning of period	$1,514	(185)	(108)	(2,369)	(102)	(1,250)
Net unrealized gains (losses) arising during the period	204	(11)	8	262	22	485
Amounts reclassified from accumulated other comprehensive income	100	—	30	72	—	202
Net change	304	(11)	38	334	22	687
Less: Other comprehensive income from noncontrolling interests	1	—	—	—	—	1
Balance, end of period	$1,817	(196)	(70)	(2,035)	(80)	(564)
Quarter ended June 30, 2020
Balance, beginning of period	$1,324	(71)	(270)	(2,193)	(354)	(1,564)
Net unrealized gains (losses) arising during the period	1,201	(44)	4	(507)	51	705
Amounts reclassified from accumulated other comprehensive income	(58)	—	43	76	—	61
Net change	1,143	(44)	47	(431)	51	766
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
Six months ended June 30, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	(112)	194
Net unrealized gains (losses) arising during the period	(1,308)	8	(15)	269	33	(1,013)
Amounts reclassified from accumulated other comprehensive income	87	—	70	100	—	257
Net change	(1,221)	8	55	369	33	(756)
Less: Other comprehensive income from noncontrolling interests	1	—	—	—	1	2
Balance, end of period	$1,817	(196)	(70)	(2,035)	(80)	(564)
Six months ended June 30, 2020
Balance, beginning of period	$1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	1,113	65	(11)	(505)	(142)	520
Amounts reclassified from accumulated other comprehensive income	(198)	—	86	104	—	(8)
Net change	915	65	75	(401)	(142)	512
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	(1)	(1)
Balance, end of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Majority of the amounts for cash flow hedges are interest rate contracts.

142	Wells Fargo & Company

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
In March 2021, we announced an agreement to sell our Corporate Trust Services business and, in second quarter 2021, we moved the business from the Commercial Banking operating segment to Corporate. Prior period balances have been revised to conform with the current period presentation. This change did not impact the previously reported consolidated financial results of the Company.
In second quarter 2021, we elected to change our accounting method for low-income housing tax credit (LIHTC) investments and elected to change the presentation of investment tax credits related to solar energy investments. These accounting policy changes had a nominal impact on reportable operating segment results. Prior period financial statement line items for the Company, as well as for the reportable operating segments, have been revised to conform with the current period presentation. Our LIHTC investments are included in the Corporate and Investment Banking operating segment and our solar energy investments are included in the Commercial Banking operating segment. For additional information, see Note 1 (Summary of Significant Accounting Policies).

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

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity businesses. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, as well as results for previously divested businesses.

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

Wells Fargo & Company	143

Note 22: Operating Segments (continued)
Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2021
Net interest income (2)	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	8,686	2,108	3,338	3,536	3,023	(421)	20,270
Provision for credit losses	(367)	(382)	(501)	24	(34)	—	(1,260)
Noninterest expense	6,202	1,443	1,805	2,891	1,000	—	13,341
Income (loss) before income tax expense (benefit)	2,851	1,047	2,034	621	2,057	(421)	8,189
Income tax expense (benefit)	713	261	513	156	223	(421)	1,445
Net income before noncontrolling interests	2,138	786	1,521	465	1,834	—	6,744
Less: Net income (loss) from noncontrolling interests	—	2	(2)	—	704	—	704
Net income	$2,138	784	1,523	465	1,130	—	6,040
Quarter ended June 30, 2020
Net interest income (2)	$5,717	1,554	1,963	719	60	(121)	9,892
Noninterest income	1,891	797	2,096	2,487	1,318	(195)	8,394
Total revenue	7,608	2,351	4,059	3,206	1,378	(316)	18,286
Provision for credit losses	3,102	2,295	3,756	255	126	—	9,534
Noninterest expense	6,933	1,580	2,044	2,743	1,251	—	14,551
Income (loss) before income tax expense (benefit)	(2,427)	(1,524)	(1,741)	208	1	(316)	(5,799)
Income tax expense (benefit)	(650)	(379)	(408)	52	(300)	(316)	(2,001)
Net income (loss) before noncontrolling interests	(1,777)	(1,145)	(1,333)	156	301	—	(3,798)
Less: Net income from noncontrolling interests	—	1	—	—	47	—	48
Net income (loss)	$(1,777)	(1,146)	(1,333)	156	254	—	(3,846)
Six months ended June 30, 2021
Net interest income (2)	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	17,340	4,189	6,942	7,080	4,050	(799)	38,802
Provision for credit losses	(786)	(781)	(785)	(19)	63	—	(2,308)
Noninterest expense	12,469	3,073	3,638	5,919	2,231	—	27,330
Income (loss) before income tax expense (benefit)	5,657	1,897	4,089	1,180	1,756	(799)	13,780
Income tax expense (benefit)	1,415	473	1,013	296	(52)	(799)	2,346
Net income before noncontrolling interests	4,242	1,424	3,076	884	1,808	—	11,434
Less: Net income (loss) from noncontrolling interests	—	3	(2)	—	757	—	758
Net income	$4,242	1,421	3,078	884	1,051	—	10,676
Six months ended June 30, 2020
Net interest income (2)	$11,719	3,287	3,984	1,557	939	(264)	21,222
Noninterest income	4,538	1,409	3,483	4,919	1,303	(415)	15,237
Total revenue	16,257	4,696	7,467	6,476	2,242	(679)	36,459
Provision for credit losses	4,671	3,336	4,881	263	388	—	13,539
Noninterest expense	13,190	3,153	3,914	5,400	1,942	—	27,599
Income (loss) before income tax expense (benefit)	(1,604)	(1,793)	(1,328)	813	(88)	(679)	(4,679)
Income tax expense (benefit)	(445)	(442)	(307)	204	21	(679)	(1,648)
Net income (loss) before noncontrolling interests	(1,159)	(1,351)	(1,021)	609	(109)	—	(3,031)
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(103)	—	(101)
Net income (loss)	$(1,159)	(1,353)	(1,021)	609	(6)	—	(2,930)

(continued on following page)

144	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2021
Loans (average)	$331,892	178,572	252,422	81,784	10,077	—	854,747
Assets (average)	388,617	195,453	513,414	87,766	754,629	—	1,939,879
Deposits (average)	835,752	192,586	190,810	174,980	41,696	—	1,435,824

Six months ended June 30, 2021
Loans (average)	$342,428	180,845	249,302	81,314	10,152	—	864,041
Assets (average)	398,530	197,396	512,476	87,562	741,203	—	1,937,167
Deposits (average)	812,723	190,984	192,645	174,333	44,080	—	1,414,765

Loans (period-end)	326,760	178,905	253,259	82,783	10,593	—	852,300
Assets (period-end)	382,464	196,421	516,518	88,678	761,915	—	1,945,996
Deposits (period-end)	840,434	197,461	188,219	174,267	40,091	—	1,440,472
Quarter ended June 30, 2020
Loans (average)	$369,631	228,423	273,587	78,091	21,534	—	971,266
Assets (average)	427,065	243,762	535,298	85,438	655,617	—	1,947,180
Deposits (average)	715,144	184,132	239,637	165,103	82,640	—	1,386,656

Six months ended June 30, 2020
Loans (average)	$376,096	226,641	265,915	77,987	21,517	—	968,156
Assets (average)	433,226	243,293	543,455	85,538	642,513	—	1,948,025
Deposits (average)	683,925	175,929	252,902	155,246	94,307	—	1,362,309

Loans (period-end)	368,753	210,779	255,574	78,101	21,948	—	935,155
Assets (period-end)	432,100	226,735	510,205	84,699	713,309	—	1,967,048
Deposits (period-end)	746,602	183,085	236,620	168,249	76,155	—	1,410,711
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
(2)Net interest income is interest earned on assets minus the interest paid on liabilities to fund those assets. Segment interest earned includes actual interest income on segment assets as well as a funding credit for their deposits. Segment interest paid on liabilities includes actual interest expense on segment liabilities as well as a funding charge for their assets.

Wells Fargo & Company	145

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
At June 30, 2021, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information (1)

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	June 30, 2021			December 31, 2020				June 30, 2021			December 31, 2020
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common Equity Tier 1	$143,442	143,442		138,297		138,297		151,121	151,121		150,168	150,168
Tier 1	162,999	162,999		158,196		158,196		151,121	151,121		150,168	150,168
Total	190,173	200,156		186,934		196,660		165,154	174,641		164,412	173,719
Assets:
Risk-weighted assets (2)	1,126,535	1,188,727		1,158,355		1,193,744		988,692	1,087,876		1,012,751	1,085,599
Adjusted average assets	1,911,654	1,911,654		1,900,258		1,900,258		1,752,195	1,752,195		1,735,406	1,735,406
Regulatory capital ratios:
Common Equity Tier 1 capital	12.73%	12.07	*	11.94		11.59	*	15.28	13.89	*	14.83	13.83	*
Tier 1 capital	14.47	13.71	*	13.66		13.25	*	15.28	13.89	*	14.83	13.83	*
Total capital	16.88	16.84	*	16.14	*	16.47		16.70	16.05	*	16.23	16.00	*
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	June 30, 2021			December 31, 2020				June 30, 2021			December 31, 2020
Regulatory leverage:
Total leverage exposure (3)	$2,300,416			1,963,971				2,117,710			2,041,952
Supplementary leverage ratio (SLR) (3)(4)	7.09%			8.05				7.14			7.35
Tier 1 leverage ratio (5)	8.53			8.32				8.62			8.65
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)At June 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on the regulatory capital of the Company was an increase in capital of $879 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $7.5 billion increase in our ACL under CECL from January 1, 2020, through June 30, 2021. The impact of the CECL transition provision on the regulatory capital of the Bank at June 30, 2021, was an increase in capital of $879 million.
(2)RWAs for the Company and the Bank included an increase of $547 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on the excess allowance for credit losses as of June 30, 2021.
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
At June 30, 2021, under transition requirements, the CET1, tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 2.00%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company and the Bank included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules. Table 23.2 presents the risk-based capital and leverage requirements under transition requirements to which the Company and the Bank were subject as of June 30, 2021, and December 31, 2020, which were the same under both the Standardized and Advanced Approaches.
Table 23.2: Risk-Based Capital and Leverage Ratios – Transition Requirements

	Wells Fargo & Company	Wells Fargo Bank, N.A.
	Jun 30, 2021	Jun 30, 2021
	and Dec 31, 2020	and Dec 31, 2020
Common Equity Tier 1 capital	9.00%	7.00
Tier 1 capital	10.50	8.50
Total capital	12.50	10.50
Tier 1 leverage	4.00	4.00
Supplementary leverage	5.00	6.00

146	Wells Fargo & Company

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
On March 25, 2021, the FRB announced that it was extending measures it previously announced limiting large BHCs, including Wells Fargo, from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the FRB. The FRB generally authorized BHCs to (i) provided that the BHC does not increase the amount of its common stock dividends to be larger than the level paid in second quarter 2020, pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters; (ii) make share repurchases that equal the amount of share issuances related to expensed employee compensation; and (iii) redeem and make scheduled payments on additional tier 1 and tier 2 capital instruments. These limitations on capital distributions ended on June 30, 2021.
Loan and Dividend Restrictions
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Additionally, federal laws and regulations limit the dividends that a national bank may pay.
Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (the “Parent”), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code.
For additional information on loan and dividend restrictions, see Note 28 (Regulatory Capital Requirements and Other Restrictions) in our 2020 Form 10-K.

Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.3 provides a summary of restrictions on cash and cash equivalents.
Table 23.3: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2021	Dec 31, 2020
Reserve balance for non-U.S. central banks	$199	243
Segregated for benefit of brokerage customers under federal and other brokerage regulations	878	957

Wells Fargo & Company	147

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
ALCO	Asset/Liability Committee	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AUA	Assets under administration	LTV	Loan-to-value
AUM	Assets under management	MBS	Mortgage-backed security
AVM	Automated valuation model	MSR	Mortgage servicing right
BCBS	Basel Committee on Banking Supervision	NAV	Net asset value
BHC	Bank holding company	NPA	Nonperforming asset
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CD	Certificate of deposit	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit loss	OCI	Other comprehensive income
CET1	Common Equity Tier 1	OTC	Over-the-counter
CFPB	Consumer Financial Protection Bureau	OTTI	Other-than-temporary impairment
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CLTV	Combined loan-to-value	PCI	Purchased credit-impaired
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

148	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2021.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
April	20,075,596	$43.60	629,954,518
May	10,893,389	46.11	619,061,129
June	4,354,796	43.08	614,706,333
Total	35,323,781
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

Wells Fargo & Company	149

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
18	Preferability Letters from KPMG LLP.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

150	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 2021     WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	151