Form 10-Q
period 2021-09-30
WELLS FARGO & COMPANY/MN
filed 2021-11-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 1-866-249-3302
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	New York Stock Exchange (NYSE)
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Z	WFC.PRZ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series AA	WFC.PRA	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series CC	WFC.PRC	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series DD	WFC.PRD	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 21, 2021
Common stock, $1-2/3 par value	3,987,232,567

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data (1)
	Quarter ended			Sep 30, 2021 % Change from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020	% Change
Selected Income Statement Data
Total revenue	$18,834	20,270	19,316	(7)%	(2)	$57,636	55,775	3%
Noninterest expense	13,303	13,341	15,229	—	(13)	40,633	42,828	(5)
Pre-tax pre-provision profit (PTPP) (2)	5,531	6,929	4,087	(20)	35	17,003	12,947	31
Provision for credit losses	(1,395)	(1,260)	769	(11)	NM	(3,703)	14,308	NM
Wells Fargo net income	5,122	6,040	3,216	(15)	59	15,798	286	NM
Wells Fargo net income (loss) applicable to common stock	4,787	5,743	2,901	(17)	65	14,786	(955)	NM
Common Share Data
Diluted earnings (loss) per common share	1.17	1.38	0.70	(15)	67	3.57	(0.23)	NM
Dividends declared per common share	0.20	0.10	0.10	100	100	0.40	1.12	(64)
Common shares outstanding	3,996.9	4,108.0	4,132.5	(3)	(3)
Average common shares outstanding	4,056.3	4,124.6	4,123.8	(2)	(2)	4,107.1	4,111.4	—
Diluted average common shares outstanding (3)	4,090.4	4,156.1	4,132.2	(2)	(1)	4,140.0	4,111.4	1
Book value per common share (4)	$42.47	41.74	38.91	2	9
Tangible book value per common share (4)(5)	35.54	34.95	32.15	2	11
Selected Equity Data (period-end)
Total equity	191,071	193,127	181,727	(1)	5
Common stockholders' equity	169,753	171,453	160,804	(1)	6
Tangible common equity (5)	142,047	143,577	132,874	(1)	7
Performance Ratios
Return on average assets (ROA) (6)	1.04%	1.25	0.66			1.09%	0.02
Return on average equity (ROE) (7)	11.1	13.6	7.2			11.7	(0.8)
Return on average tangible common equity (ROTCE) (5)	13.2	16.3	8.7			14.0	(0.9)
Efficiency ratio (8)	71	66	79			70	77
Net interest margin on a taxable-equivalent basis	2.03	2.02	2.13			2.03	2.32
Selected Balance Sheet Data (average)
Loans	$854,024	854,747	931,708	—	(8)	$860,666	955,918	(10)
Assets	1,949,700	1,939,879	1,945,911	1	—	1,941,391	1,947,315	—
Deposits	1,450,941	1,435,824	1,399,028	1	4	1,426,956	1,374,638	4
Selected Balance Sheet Data (period-end)
Debt securities	542,993	533,565	476,421	2	14
Loans	862,827	852,300	920,082	1	(6)
Allowance for credit losses for loans	14,705	16,391	20,471	(10)	(28)
Equity securities	66,526	64,547	49,348	3	35
Assets	1,954,901	1,945,996	1,920,399	—	2
Deposits	1,470,379	1,440,472	1,383,215	2	6

Headcount (#) (period-end)	253,871	259,196	274,931	(2)	(8)
Capital and other metrics
Risk-based capital ratios and components (9):
Standardized Approach:
Common equity tier 1 (CET1)	11.62%	12.07	11.38
Tier 1 capital	13.18	13.71	13.05
Total capital	16.21	16.84	16.35
Risk-weighted assets (RWAs) (in billions)	1,218.9	1,188.7	1,185.6	3	3
Advanced Approach:
Common equity tier 1 (CET1)	12.43%	12.73	11.51
Tier 1 capital	14.11	14.47	13.20
Total capital	16.46	16.88	15.71
Risk-weighted assets (RWAs) (in billions)	$1,138.6	1,126.5	1,172.0	1	(3)
Tier 1 leverage ratio	8.36%	8.53	8.05
Supplementary Leverage Ratio (SLR)	6.94	7.09	7.75
Total Loss Absorbing Capacity (TLAC) Ratio (10)	23.68	25.11	25.76
Liquidity Coverage Ratio (LCR) (11)	119	123	134
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
(6)Represents Wells Fargo net income divided by average assets.
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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is the leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 37 on Fortune’s 2021 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2021.
Wells Fargo’s top priority remains meeting its regulatory requirements to build the right foundation for all that lies ahead. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we are likely to experience issues or delays along the way in satisfying their requirements. Issues or delays with one regulatory action could affect our progress on others, and failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, enforcement actions, and other negative consequences. While we still have significant work to do, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are approved and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. Due to the COVID-19 pandemic, on April 8, 2020, the FRB amended the consent order to allow the Company to exclude from the asset cap any on-balance sheet exposure resulting from loans made by the Company in connection with the Small Business Administration’s Paycheck Protection Program and the FRB’s Main Street Lending Program. As required under the amendment to the consent order, to the extent the Company chooses to exclude these exposures from the asset cap, certain fees and other economic benefits received by the Company from loans made in connection with these programs shall be transferred to the U.S. Treasury or to non-profit organizations approved by the FRB that support small businesses. As of September 30, 2021, the Company had not excluded these exposures from the asset cap. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company. The Company continues to work to address the provisions of the consent orders. The Company has not yet satisfied certain aspects of the consent orders, and as a result, we believe regulators may impose additional penalties or take other enforcement actions. On September 9, 2021, the OCC assessed a

Wells Fargo & Company	3

Overview (continued)
$250 million civil money penalty against the Company related to insufficient progress in addressing requirements under the OCC’s April 2018 consent order and loss mitigation activities in the Company’s Home Lending business.

Consent Order with the OCC Regarding Loss Mitigation Activities
On September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business. In addition, the consent order restricts the Company from acquiring certain third-party residential mortgage servicing and limits transfers of certain mortgage loans requiring customer remediation out of the Company’s mortgage servicing portfolio until remediation is provided.

Retail Sales Practices Matters
In September 2016, we announced settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney, and entered into related consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains a top priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, employees, and other stakeholders, and building a better Company for the future. Our priority of rebuilding trust has included numerous actions focused on identifying potential financial harm to customers resulting from these matters and providing remediation. On September 8, 2021, the CFPB consent order regarding retail sales practices expired.
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

PAYCHECK PROTECTION PROGRAM The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) created funding for the Small Business Administration’s (SBA) loan program providing forgiveness of up to the full principal amount of qualifying loans guaranteed under a program called the Paycheck Protection Program (PPP). Since its inception, we have funded approximately 282,000 loans under the PPP totaling approximately $14.0 billion, and more than $8.8 billion of principal forgiveness has been provided on qualifying PPP loans. As of September 30, 2021, we had $4.7 billion of PPP loans outstanding. We voluntarily committed to donate all of the gross processing fees received from PPP loans funded in 2020 and have committed to donate any net profits from processing fees received from PPP loans funded in 2021. For additional information on the CARES Act and the PPP, see the “Overview – Recent Developments – COVID-19 Pandemic” section in our 2020 Form 10-K.

LIBOR Transition
The London Interbank Offered Rate (LIBOR) is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. On March 5, 2021, the Financial Conduct Authority and the administrator of LIBOR announced that LIBOR will no longer be published on a representative basis after December 31, 2021, with the exception of the most commonly used tenors of U.S. dollar (USD) LIBOR which will no longer be published on a representative basis after June 30, 2023. Additionally, federal banking agencies have issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have made significant progress in preparation for the December 31, 2021, cessation date and in response to the regulatory guidance.
We have continued to expand our product offerings using the Secured Overnight Financing Rate (SOFR) and other alternative reference rates for our commercial customers. We expect to have a suite of alternative reference rate products available for our customers prior to the end of 2021. In addition, we have continued the transition of interdealer derivative contracts to SOFR in accordance with the recommendation of the Commodity Futures Trading Commission’s Market Risk Advisory Committee.
For additional information on the initiatives undertaken by our LIBOR Transition Office in an effort to mitigate the risks associated with a transition away from LIBOR, as well as the amount of our LIBOR-linked assets and liabilities, see the “Overview – Recent Developments – LIBOR Transition” section in our 2020 Form 10-K. For information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2020 Form 10-K.

Capital Actions and Restrictions
In June 2021, the Company completed the 2021 Comprehensive Capital Analysis and Review (CCAR) stress test process. On August 5, 2021, the FRB confirmed that the Company's stress

4	Wells Fargo & Company

capital buffer (SCB) for the period October 1, 2021, through September 30, 2022, is 3.10%.
For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.
In July 2021, we issued $1.25 billion of our Preferred Stock, Series DD. In September 2021, we redeemed our Preferred Stock, Series O and Series X, for an aggregate cost of $1.8 billion.
Business Divestitures
On November 1, 2021, we closed our previously announced agreement to sell our Corporate Trust Services business and our previously announced agreement to sell Wells Fargo Asset Management, which is subject to certain post-closing adjustments and earn-out provisions.
Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected income statement data
Net interest income	$8,909	9,379	(470)	(5)%	$26,517	30,601	(4,084)	(13)%
Noninterest income	9,925	9,937	(12)	—	31,119	25,174	5,945	24
Total revenue	18,834	19,316	(482)	(2)	57,636	55,775	1,861	3
Net charge-offs	257	731	(474)	(65)	1,159	2,786	(1,627)	(58)
Change in the allowance for credit losses	(1,652)	38	(1,690)	NM	(4,862)	11,522	(16,384)	NM
Provision for credit losses	(1,395)	769	(2,164)	NM	(3,703)	14,308	(18,011)	NM
Noninterest expense	13,303	15,229	(1,926)	(13)	40,633	42,828	(2,195)	(5)
Income tax expense (benefit)	1,521	(83)	1,604	NM	3,867	(1,731)	5,598	NM
Wells Fargo net income	5,122	3,216	1,906	59	15,798	286	15,512	NM
Wells Fargo net income (loss) applicable to common stock	4,787	2,901	1,886	65	14,786	(955)	15,741	NM
NM – Not meaningful

In third quarter 2021, we generated $5.1 billion of net income and diluted earnings per common share (EPS) of $1.17, compared with net income of $3.2 billion and diluted EPS of $0.70 in the same period a year ago. Financial performance for third quarter 2021, compared with the same period a year ago, included the following:
•total revenue decreased due to lower net interest income;
•provision for credit losses decreased reflecting lower net charge-offs and improvements in the economic environment;
•noninterest expense decreased due to lower restructuring charges, operating losses, and professional and outside services expense;
•average loans decreased due to lower residential mortgage loans driven by paydowns exceeding originations and the resecuritization of loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools, lower commercial loans driven by weak demand and a reduction of PPP loans outstanding, and the reclassification of student loans to loans held for sale (LHFS) included in other consumer loans; and
•average deposits increased driven by growth in the Consumer Banking and Lending, Commercial Banking, and Wealth and Investment Management (WIM) operating segments due to higher levels of liquidity and savings for consumer and commercial customers reflecting government stimulus programs and continued economic uncertainty associated with the COVID-19 pandemic, as well as the impact of payment deferral programs on consumer customers, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.
In the first nine months of 2021, we generated $15.8 billion of net income and diluted EPS of $3.57, compared with net income of $286 million and diluted loss per common share of $0.23 in the same period a year ago. Financial performance for the first nine months of 2021, compared with the same period a year ago, included the following:
•total revenue increased due to higher net gains from equity securities, mortgage banking income, and investment advisory and other asset-based fee income, partially offset by lower net interest income;
•provision for credit losses decreased reflecting lower net charge-offs due to better portfolio credit quality driven by improvements in the economic environment;
•noninterest expense decreased due to lower operating losses, professional and outside services expense, and restructuring charges, partially offset by higher incentive and revenue-related compensation in personnel expense;
•average loans decreased due to paydowns exceeding originations in our residential mortgage loan portfolio, weak demand for commercial loans, and the reclassification of student loans to LHFS included in other consumer loans; and
•average deposits increased driven by growth in the Consumer Banking and Lending, Commercial Banking, and WIM operating segments due to higher levels of liquidity and savings for consumer and commercial customers reflecting government stimulus programs and continued economic uncertainty associated with the COVID-19 pandemic, as well as the impact of payment deferral programs on consumer customers, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

Wells Fargo & Company	5

Overview (continued)
Capital and Liquidity
We maintained a strong capital position in the first nine months of 2021, with total equity of $191.1 billion at September 30, 2021, compared with $185.7 billion at December 31, 2020. Our liquidity and regulatory capital ratios remained strong at September 30, 2021, including:
•our liquidity coverage ratio (LCR) was 119%, which continued to exceed the regulatory minimum of 100%;
•our Common Equity Tier 1 (CET1) ratio was 11.62%, which continued to exceed both the regulatory requirement of 9% and our current internal target; and
•our eligible external total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.68%, compared with the regulatory requirement of 21.50%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the improving economic environment.
•The allowance for credit losses (ACL) for loans of $14.7 billion at September 30, 2021, decreased $5.0 billion from December 31, 2020.
•Our provision for credit losses for loans was $(3.7) billion in the first nine months of 2021, down from $14.1 billion in the same period a year ago. The decrease in the ACL for loans and the provision for credit losses in the first nine months of 2021, compared with the same period a year ago, reflected improvements in current and forecasted economic conditions.
•The allowance coverage for total loans was 1.70% at September 30, 2021, compared with 2.22% at December 31, 2020.
•Commercial portfolio net loan charge-offs were $38 million, or 3 basis points of average commercial loans, in third quarter 2021, compared with net loan charge-offs of $356 million, or 29 basis points, in the same period a year ago, predominantly driven by lower losses and higher recoveries in our commercial and industrial portfolio primarily within the oil, gas and pipelines industry, and in the real estate mortgage portfolio.
•Consumer portfolio net loan charge-offs were $221 million, or 23 basis points of average consumer loans, in third quarter 2021, compared with net loan charge-offs of $327 million, or 30 basis points, in the same period a year ago, predominantly driven by lower losses in our credit card portfolio as a result of payment deferral activities and government stimulus programs instituted in response to the COVID-19 pandemic.
•Nonperforming assets (NPAs) of $7.2 billion at September 30, 2021, decreased $1.7 billion, or 19%, from December 31, 2020, predominantly driven by our commercial and industrial portfolio reflecting improvements in the economic environment. NPAs represented 0.83% of total loans at September 30, 2021.

Earnings Performance
Wells Fargo net income for third quarter 2021 was $5.1 billion ($1.17 diluted EPS), compared with $3.2 billion ($0.70 diluted EPS) in the same period a year ago. Net income increased in third quarter 2021, compared with the same period a year ago, predominantly due to a $2.2 billion decrease in provision for credit losses, and a $1.9 billion decrease in noninterest expense, partially offset by a $1.6 billion increase in income tax expense and a $470 million decrease in net interest income.
Net income for the first nine months of 2021 was $15.8 billion ($3.57 diluted EPS), compared with $286 million ($0.23 diluted loss per common share) in the same period a year ago. Net income increased in the first nine months of 2021, compared with the same period a year ago, predominantly due to a $18.0 billion decrease in provision for credit losses, a $5.9 billion increase in noninterest income, and a $2.2 billion decrease in noninterest expense, partially offset by a $5.6 billion increase in income tax expense and a $4.1 billion decrease in net interest income.

Net Interest Income
Net interest income and net interest margin decreased in both the third quarter and first nine months of 2021, compared with the same periods a year ago. The third quarter 2021 decrease was due to the impact of lower loan balances reflecting soft demand and elevated prepayments, and the impact of lower yields on earning assets, partially offset by a decrease in long-term debt and lower mortgage-backed securities premium amortization. Third quarter 2021 included interest income from PPP loans of $117 million. Additionally, in third quarter 2021, we had interest income associated with loans we purchased from GNMA loan securitization pools of $212 million. For additional information about loans purchased from GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report. The first nine months of 2021 decrease was due to the impact of lower interest rates and lower loan balances reflecting soft demand, elevated prepayments and refinancing activity, as well as unfavorable hedge ineffectiveness accounting results and higher mortgage-backed securities premium amortization, partially offset by a lower cost of funding liabilities.
Table 1 presents the individual components of net interest income and the net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended September 30, 2021 and 2020.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2020 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2021			2020
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$250,314	97	0.15%	$216,958	58	0.11%
Federal funds sold and securities purchased under resale agreements	68,912	6	0.03	80,431	3	0.02
Debt securities:
Trading debt securities	88,476	517	2.33	88,021	548	2.49
Available-for-sale debt securities	179,237	705	1.57	217,556	1,067	1.96
Held-to-maturity debt securities	261,182	1,223	1.87	176,384	922	2.09
Total debt securities	528,895	2,445	1.85	481,961	2,537	2.10
Loans held for sale (2)	24,490	172	2.81	31,023	239	3.07
Loans:
Commercial loans:
Commercial and industrial – U.S.	247,095	1,608	2.58	270,998	1,721	2.53
Commercial and industrial – Non-U.S.	72,331	361	1.98	64,048	344	2.14
Real estate mortgage	121,453	817	2.67	123,391	870	2.81
Real estate construction	21,794	170	3.10	22,216	175	3.13
Lease financing	15,492	171	4.45	17,091	159	3.72
Total commercial loans	478,165	3,127	2.60	497,744	3,269	2.61
Consumer loans:
Residential mortgage – first lien	243,201	1,897	3.12	290,607	2,357	3.24
Residential mortgage – junior lien	18,809	195	4.11	26,018	270	4.13
Credit card	35,407	1,023	11.47	35,965	1,057	11.70
Auto	52,370	586	4.44	48,718	600	4.90
Other consumer	26,072	243	3.70	32,656	431	5.25
Total consumer loans	375,859	3,944	4.18	433,964	4,715	4.33
Total loans (2)	854,024	7,071	3.29	931,708	7,984	3.41
Equity securities	32,790	146	1.78	25,185	100	1.61
Other	10,070	2	0.09	6,974	—	(0.02)
Total interest-earning assets	1,769,495	9,939	2.24	1,774,240	10,921	2.45
Cash and due from banks	24,201	—		21,991	—
Goodwill	26,192	—		26,388	—
Other (3)	129,812	—		123,292	—
Total noninterest-earning assets	180,205	—		171,671	—
Total assets	$1,949,700	9,939		1,945,911	10,921
Liabilities
Deposits:
Demand deposits	$452,301	29	0.03%	$49,608	8	0.07%
Savings deposits	426,201	34	0.03	803,942	157	0.08
Time deposits	34,171	25	0.28	71,728	127	0.71
Deposits in non-U.S. offices	28,341	11	0.16	33,992	22	0.25
Total interest-bearing deposits	941,014	99	0.04	959,270	314	0.13
Short-term borrowings	43,899	(7)	(0.06)	57,292	(12)	(0.08)
Long-term debt	174,643	745	1.71	222,862	1,038	1.86
Other liabilities	30,387	88	1.15	27,679	92	1.33
Total interest-bearing liabilities	1,189,943	925	0.31	1,267,103	1,432	0.45
Noninterest-bearing demand deposits	509,927	—		439,758	—
Other noninterest-bearing liabilities	55,789	—		57,673	—
Total noninterest-bearing liabilities	565,716	—		497,431	—
Total liabilities	1,755,659	925		1,764,534	1,432
Total equity (3)	194,041	—		181,377	—
Total liabilities and equity	$1,949,700	925		1,945,911	1,432

Interest rate spread on a taxable-equivalent basis (3)			1.93%			2.00%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$9,014	2.03%		$9,489	2.13%

(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Nine months ended September 30,
			2021			2020
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$243,095	224	0.12%	$174,425	490	0.37%
Federal funds sold and securities purchased under resale agreements	71,179	16	0.03	88,095	385	0.58
Debt securities:
Trading debt securities	86,828	1,552	2.38	95,018	1,981	2.78
Available-for-sale debt securities	192,765	2,232	1.54	234,125	4,293	2.45
Held-to-maturity debt securities	238,769	3,356	1.88	167,061	2,899	2.31
Total debt securities	518,362	7,140	1.84	496,204	9,173	2.47
Loans held for sale (2)	28,702	696	3.24	26,841	685	3.40
Loans:
Commercial loans:
Commercial and industrial – U.S.	249,359	4,831	2.59	289,799	6,257	2.88
Commercial and industrial – Non-U.S.	69,530	1,073	2.06	68,965	1,345	2.61
Real estate mortgage	120,907	2,452	2.71	122,903	2,987	3.25
Real estate construction	21,855	505	3.09	21,288	583	3.66
Lease financing	15,617	529	4.52	18,152	602	4.42
Total commercial loans	477,268	9,390	2.63	521,107	11,774	3.02
Consumer loans:
Residential mortgage – first lien	252,338	5,922	3.13	288,355	7,421	3.43
Residential mortgage – junior lien	20,516	634	4.13	27,535	932	4.52
Credit card	34,942	3,035	11.61	37,415	3,243	11.58
Auto	50,368	1,709	4.54	48,473	1,797	4.95
Other consumer	25,234	709	3.75	33,033	1,405	5.68
Total consumer loans	383,398	12,009	4.18	434,811	14,798	4.54
Total loans (2)	860,666	21,399	3.32	955,918	26,572	3.71
Equity securities	30,678	416	1.81	30,027	425	1.89
Other	9,559	4	0.06	7,373	14	0.24
Total interest-earning assets	1,762,241	29,895	2.27	1,778,883	37,744	2.83
Cash and due from banks	24,377	—		21,266	—
Goodwill	26,262	—		26,386	—
Other(3)	128,511	—		120,780	—
Total noninterest-earning assets	179,150	—		168,432	—
Total assets	$1,941,391	29,895		1,947,315	37,744
Liabilities
Deposits:
Demand deposits	$449,777	93	0.03%	$55,407	152	0.37%
Savings deposits	420,202	98	0.03	788,732	1,446	0.24
Time deposits	38,402	101	0.35	90,191	817	1.21
Deposits in non-U.S. offices	29,614	11	0.05	41,642	226	0.73
Total interest-bearing deposits	937,995	303	0.04	975,972	2,641	0.36
Short-term borrowings	50,439	(27)	(0.07)	74,538	263	0.47
Long-term debt	184,608	2,483	1.79	228,067	3,515	2.06
Other liabilities	28,999	298	1.37	29,270	350	1.59
Total interest-bearing liabilities	1,202,041	3,057	0.34	1,307,847	6,769	0.69
Noninterest-bearing demand deposits	488,961	—		398,666	—
Other noninterest-bearing liabilities	59,010	—		56,367	—
Total noninterest-bearing liabilities	547,971	—		455,033	—
Total liabilities	1,750,012	3,057		1,762,880	6,769
Total equity (3)	191,379	—		184,435	—
Total liabilities and equity	$1,941,391	3,057		1,947,315	6,769

Interest rate spread on a taxable-equivalent basis (3)			1.93%			2.14%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$26,838	2.03%		$30,975	2.32%
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
(3)Includes taxable-equivalent adjustments of $105 million and $110 million for the quarters ended September 30, 2021 and 2020, respectively, and $321 million and $374 million for the first nine months of 2021 and 2020, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Deposit-related fees	$1,416	1,299	117	9%	$4,013	3,888	125	3%
Lending-related fees	365	352	13	4	1,088	1,025	63	6
Investment advisory and other asset-based fees	2,882	2,505	377	15	8,432	7,265	1,167	16
Commissions and brokerage services fees	525	568	(43)	(8)	1,741	1,795	(54)	(3)
Investment banking fees	547	441	106	24	1,685	1,379	306	22
Card fees	1,078	912	166	18	3,104	2,601	503	19
Net servicing income	145	341	(196)	(57)	25	(77)	102	132
Net gains on mortgage loan originations/sales	1,114	1,249	(135)	(11)	3,896	2,363	1,533	65
Mortgage banking	1,259	1,590	(331)	(21)	3,921	2,286	1,635	72
Net gains from trading activities	92	361	(269)	(75)	461	1,232	(771)	(63)
Net gains on debt securities	283	264	19	7	434	713	(279)	(39)
Net gains (losses) from equity securities	869	649	220	34	3,957	(219)	4,176	NM
Lease income	322	333	(11)	(3)	950	1,021	(71)	(7)
Other	287	663	(376)	(57)	1,333	2,188	(855)	(39)
Total	$9,925	9,937	(12)	—	$31,119	25,174	5,945	24
NM – Not meaningful
Third quarter 2021 vs. third quarter 2020
Deposit-related fees increased driven by:
•higher consumer transaction volumes compared with a third quarter 2020 that included reduced volumes due to the economic slowdown associated with the COVID-19 pandemic;
•lower fee waivers and reversals compared with a third quarter 2020 that included elevated fee waivers due to our actions to support customers during the COVID-19 pandemic; and
•higher treasury management fees on commercial accounts driven by an increase in transaction service volumes and repricing.

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

Net servicing income decreased predominantly due to lower income from mortgage servicing right (MSR) valuation changes and related hedges driven by more favorable valuation adjustments in third quarter 2020 due to improving economic conditions.
Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential real estate held for sale (HFS) origination volumes and margins in our retail and correspondent production channels;
partially offset by:
•higher gains related to the resecuritization of loans we purchased from GNMA loan securitization pools in 2020.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities decreased driven by:
•lower gains on equity products compared with a third quarter 2020 that reflected higher volumes and customer activity due to volatility in the equities markets;
•lower client trading activity for credit products due to widening credit spreads; and
•lower asset-backed finance client trading activity due to a decline in demand for commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS) products.

Net gains (losses) from equity securities increased due to higher unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses.

Other income decreased due to lower equity method investment income compared with a third quarter 2020 that included $228 million of equity method investment income related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital business.

Wells Fargo & Company	9

Earnings Performance (continued)
First nine months of 2021 vs. first nine months of 2020

Lending-related fees increased reflecting higher loan commitment fees.

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

Net servicing income increased reflecting negative MSR valuation adjustments in the first nine months of 2020 for higher expected servicing costs and higher prepayment estimates due to changes in economic conditions that improved in 2021.

Net gains on mortgage loan originations/sales increased
driven by:
•a higher production margin in our retail production channel;
•higher gains related to the resecuritization of loans we purchased from GNMA loan securitization pools in 2020; and
•losses in the first nine months of 2020 driven by the impact of interest rate volatility on hedging activities associated with our residential mortgage loans held for sale portfolio and pipeline, as well as valuation losses on certain residential and commercial loans held for sale due to the impact of the COVID-19 pandemic on market conditions.

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

Net gains on debt securities decreased primarily due to lower gains on sales of agency MBS and municipal bonds.

Net gains (losses) from equity securities increased driven by:
•higher unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses;
•higher realized gains on the sales of equity securities;
•higher gains on deferred compensation plan investments (largely offset in personnel expense). Refer to Table 3a for the results for our deferred compensation plan and related hedges; and
•lower impairment of equity securities due to the market impact of the COVID-19 pandemic in first quarter 2020.

Other income decreased due to:
•lower gains on the sales of residential mortgage loans which were reclassified to held for sale in 2019; and
•higher valuation losses related to the retained litigation risk, including the timing and amount of final settlement, associated with shares of Visa Class B common stock that we previously sold. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2020 Form 10-K; and
•lower income from investments accounted for under the equity method;
partially offset by:
•a gain on the sale of our student loan portfolio.

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Personnel	$8,690	8,624	66	1%	$27,066	25,863	1,203	5%
Technology, telecommunications and equipment	741	791	(50)	(6)	2,400	2,261	139	6
Occupancy	738	851	(113)	(13)	2,243	2,437	(194)	(8)
Operating losses	540	1,219	(679)	(56)	1,056	2,902	(1,846)	(64)
Professional and outside services	1,417	1,760	(343)	(19)	4,255	5,042	(787)	(16)
Leases (1)	220	291	(71)	(24)	672	795	(123)	(15)
Advertising and promotion	153	144	9	6	375	462	(87)	(19)
Restructuring charges	1	718	(717)	(100)	10	718	(708)	(99)
Other	803	831	(28)	(3)	2,556	2,348	208	9
Total	$13,303	15,229	(1,926)	(13)	$40,633	42,828	(2,195)	(5)
(1)Represents expenses for assets we lease to customers.
Third quarter 2021 vs. third quarter 2020

Personnel expense increased driven by:
•higher incentive compensation expense; and
•higher revenue-related compensation expense;
partially offset by:
•lower salaries as a result of reduced headcount.

Technology, telecommunications and equipment expense decreased due to lower expense for contracts related to telecommunications, hardware, and maintenance.

Occupancy expense decreased driven by:
•lower rent expense; and
•lower cleaning fees, supplies, and equipment expenses compared with a third quarter 2020 that included higher expenses due to the COVID-19 pandemic.

Operating losses decreased driven by lower expense for customer remediation accruals and litigation accruals, partially offset by a $250 million operating loss associated with the September 2021 OCC enforcement action.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Restructuring charges decreased due to lower personnel-related charges related to our efficiency initiatives. For additional information on restructuring charges, see Note 19 (Restructuring Charges) to Financial Statements in this Report.
First nine months of 2021 vs. first nine months of 2020

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
Table 3a: Deferred Compensation and Related Hedges

	Quarter ended Sep 30,		Nine months ended Sep 30,
(in millions)	2021	2020	2021	2020
Net interest income	$—	—	$—	15
Net gains (losses) from equity securities	—	1	1	(274)
Total revenue (losses) from deferred compensation plan investments	—	1	1	(259)
Decrease (increase) in deferred compensation plan liabilities	42	(220)	(380)	(112)
Net derivative gains (losses) from economic hedges of deferred compensation	(42)	215	357	356
Decrease (increase) in personnel expense	—	(5)	(23)	244
Loss before income tax expense	$—	(4)	$(22)	(15)

Wells Fargo & Company	11

Earnings Performance (continued)
Technology, telecommunications and equipment expense increased due to higher expense for technology contracts and the reversal of a software licensing liability accrual in second quarter 2020.

Occupancy expense decreased driven by:
•lower rent expense; and
•lower cleaning fees, supplies, and equipment expenses compared with a first nine months of 2020 that included higher expenses due to the COVID-19 pandemic.

Operating losses decreased driven by lower expense for customer remediation accruals and litigation accruals, partially offset by a $250 million operating loss associated with the September 2021 OCC enforcement action.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Leases expense decreased reflecting a reduction in the size of the operating lease asset portfolio.

Advertising and promotion expense decreased driven by a continued reduction in marketing and brand campaign volumes due to the impact of the COVID-19 pandemic.

Restructuring charges decreased due to lower personnel-related charges related to our efficiency initiatives that began in third quarter 2020. For additional information on restructuring charges, see Note 19 (Restructuring Charges) to Financial Statements in this Report.

Other expenses increased driven by:
•a write-down of goodwill in the first nine months of 2021 related to the sale of our student loan portfolio; and
•higher charitable donations expense driven by the donation of PPP processing fees;
partially offset by:
•a reduction in business travel and company events due to the impact of the COVID-19 pandemic.
Income Tax Expense
Income tax expense was $1.5 billion in third quarter 2021, compared with an income tax benefit of $83 million in the same period a year ago. The effective income tax rate was 22.9% for third quarter 2021, compared with (2.6)% for the same period a year ago.
Income tax expense was $3.9 billion in the first nine months of 2021, compared with an income tax benefit of $1.7 billion in the same period a year ago. The effective income tax rate was 19.7% for the first nine months of 2021, compared with 119.8% for the same period a year ago.
The increase in our income tax expense for both the third quarter and first nine months of 2021, compared with the same periods a year ago, was driven by higher pre-tax income. In addition, the third quarter and first nine months of 2020 included net discrete income tax benefits primarily related to the resolution and reevaluation of prior period matters with U.S. federal and state tax authorities.

12	Wells Fargo & Company

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
Table 4: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer and Small Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Affiliated venture capital and private equity businesses • Non-strategic businesses

Wells Fargo & Company	13

Earnings Performance (continued)
Table 5 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Table 5: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2021
Net interest income	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	8,804	2,076	3,385	3,618	1,325	(374)	18,834
Provision for credit losses	(518)	(335)	(460)	(73)	(9)	—	(1,395)
Noninterest expense	6,053	1,396	1,797	2,917	1,140	—	13,303
Income (loss) before income tax expense (benefit)	3,269	1,015	2,048	774	194	(374)	6,926
Income tax expense (benefit)	818	254	518	195	110	(374)	1,521
Net income before noncontrolling interests	2,451	761	1,530	579	84	—	5,405
Less: Net income from noncontrolling interests	—	2	—	—	281	—	283
Net income (loss)	$2,451	759	1,530	579	(197)	—	5,122
Quarter ended September 30, 2020
Net interest income	$5,918	1,408	1,714	717	(268)	(110)	9,379
Noninterest income	3,228	818	1,593	2,573	1,921	(196)	9,937
Total revenue	9,146	2,226	3,307	3,290	1,653	(306)	19,316
Provision for credit losses	640	339	(121)	(10)	(79)	—	769
Noninterest expense	7,345	1,623	1,991	2,742	1,528	—	15,229
Income (loss) before income tax expense (benefit)	1,161	264	1,437	558	204	(306)	3,318
Income tax expense (benefit)	290	71	355	139	(632)	(306)	(83)
Net income before noncontrolling interests	871	193	1,082	419	836	—	3,401
Less: Net income from noncontrolling interests	—	1	—	—	184	—	185
Net income	$871	192	1,082	419	652	—	3,216
Nine months ended September 30, 2021
Net interest income	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	26,144	6,265	10,327	10,698	5,375	(1,173)	57,636
Provision for credit losses	(1,304)	(1,116)	(1,245)	(92)	54	—	(3,703)
Noninterest expense	18,522	4,469	5,435	8,836	3,371	—	40,633
Income (loss) before income tax expense (benefit)	8,926	2,912	6,137	1,954	1,950	(1,173)	20,706
Income tax expense (benefit)	2,233	727	1,531	491	58	(1,173)	3,867
Net income before noncontrolling interests	6,693	2,185	4,606	1,463	1,892	—	16,839
Less: Net income (loss) from noncontrolling interests	—	5	(2)	—	1,038	—	1,041
Net income	$6,693	2,180	4,608	1,463	854	—	15,798
Nine months ended September 30, 2020
Net interest income	$17,637	4,695	5,698	2,274	671	(374)	30,601
Noninterest income	7,766	2,227	5,076	7,492	3,224	(611)	25,174
Total revenue	25,403	6,922	10,774	9,766	3,895	(985)	55,775
Provision for credit losses	5,311	3,675	4,760	253	309	—	14,308
Noninterest expense	20,535	4,776	5,905	8,142	3,470	—	42,828
Income (loss) before income tax expense (benefit)	(443)	(1,529)	109	1,371	116	(985)	(1,361)
Income tax expense (benefit)	(155)	(371)	48	343	(611)	(985)	(1,731)
Net income (loss) before noncontrolling interests	(288)	(1,158)	61	1,028	727	—	370
Less: Net income from noncontrolling interests	—	3	—	—	81	—	84
Net income (loss)	$(288)	(1,161)	61	1,028	646	—	286
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
Table 5a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$5,707	5,918	(211)	(4)%	$16,940	17,637	(697)	(4)%
Noninterest income:
Deposit-related fees	799	708	91	13	2,192	2,162	30	1
Card fees	1,014	860	154	18	2,923	2,428	495	20
Mortgage banking	1,168	1,544	(376)	(24)	3,585	2,142	1,443	67
Other	116	116	—	—	504	1,034	(530)	(51)
Total noninterest income	3,097	3,228	(131)	(4)	9,204	7,766	1,438	19
Total revenue	8,804	9,146	(342)	(4)	26,144	25,403	741	3
Net charge-offs	302	369	(67)	(18)	1,031	1,543	(512)	(33)
Change in the allowance for credit losses	(820)	271	(1,091)	NM	(2,335)	3,768	(6,103)	NM
Provision for credit losses	(518)	640	(1,158)	NM	(1,304)	5,311	(6,615)	NM
Noninterest expense	6,053	7,345	(1,292)	(18)	18,522	20,535	(2,013)	(10)
Income (loss) before income tax expense (benefit)	3,269	1,161	2,108	182	8,926	(443)	9,369	NM
Income tax expense (benefit)	818	290	528	182	2,233	(155)	2,388	NM
Net income (loss)	$2,451	871	1,580	181	$6,693	(288)	6,981	NM
Revenue by Line of Business
Consumer and Small Business Banking	$4,822	4,721	101	2	$14,086	13,983	103	1
Consumer Lending:
Home Lending	2,012	2,527	(515)	(20)	6,311	5,880	431	7
Credit Card	1,399	1,345	54	4	4,108	3,916	192	5
Auto	445	404	41	10	1,263	1,172	91	8
Personal Lending	126	149	(23)	(15)	376	452	(76)	(17)
Total revenue	$8,804	9,146	(342)	(4)	$26,144	25,403	741	3

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	19.7%	6.6			18.1%	(1.4)
Efficiency ratio (2)	69	80			71	81
Headcount (#) (period-end)	114,334	131,516		(13)	114,334	131,516		(13)
Retail bank branches (#)	4,796	5,229		(8)	4,796	5,229		(8)
Digital active customers (# in millions) (3)	32.7	32.0		2	32.7	32.0		2
Mobile active customers (# in millions) (3)	27.0	25.9		4	27.0	25.9		4

Consumer and Small Business Banking:
Deposit spread (4)	1.5%	1.8			1.5%	1.9
Debit card purchase volume ($ in billions) (5)	$118.6	102.9	15.7	15	$349.1	286.6	62.5	22
Debit card purchase transactions (# in millions) (5)	2,515	2,273		11	7,285	6,495		12

(continued on following page)

Wells Fargo & Company	15

Earnings Performance (continued)
(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$109	331	(222)	(67)%	$(90)	(78)	(12)	(15)%
Net gains on mortgage loan originations/sales	1,059	1,213	(154)	(13)	3,675	2,220	1,455	66
Total mortgage banking	$1,168	1,544	(376)	(24)	$3,585	2,142	1,443	67

Originations ($ in billions):
Retail	$35.2	32.8	2.4	7	$105.7	86.4	19.3	22
Correspondent	16.7	28.8	(12.1)	(42)	51.2	82.4	(31.2)	(38)
Total originations	$51.9	61.6	(9.7)	(16)	$156.9	168.8	(11.9)	(7)

% of originations held for sale (HFS)	60.6%	78.1			67.3%	73.2
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$739.5	917.6	(178.1)	(19)	$739.5	917.6	(178.1)	(19)
Mortgage servicing rights (MSR) carrying value (period-end)	6,862	6,355	507	8	6,862	6,355	507	8
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	0.93%	0.69			0.93%	0.69
Home lending loans 30+ days or more delinquency rate (7)(8)	0.45	0.56			0.45	0.56

Credit Card:
Point of sale (POS) volume ($ in billions)	$26.5	21.3	5.2	24	$73.1	58.7	14.4	25
New accounts (# in thousands) (9)	526	212		148	1,115	782		43
Credit card loans 30+ days or more delinquency rate (8)	1.40%	1.76			1.40%	1.76

Auto:
Auto originations ($ in billions)	$9.2	5.4	3.8	70	$24.5	17.5	7.0	40
Auto loans 30+ days or more delinquency rate (8)	1.46%	1.67			1.46%	1.67

Personal Lending:
New funded balances	$731	323	408	126	$1,709	1,305	404	31
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
Third quarter 2021 vs. third quarter 2020
Revenue decreased driven by:
•lower mortgage banking noninterest income due to lower HFS origination volumes and margins, as well as lower income from MSR valuation changes and related hedges, partially offset by higher gains related to the resecuritization of loans we purchased from GNMA loan securitization pools in 2020; and
•lower net interest income reflecting the lower interest rate environment and lower loan balances, partially offset by higher deposit balances;
partially offset by:
•higher card fees reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes; and
•higher deposit-related fees driven by higher consumer transaction volumes compared with a third quarter 2020 that included reduced volumes due to the economic slowdown associated with the COVID-19 pandemic, and lower fee waivers and reversals compared with a third quarter 2020 that included elevated fee waivers due to our actions to support customers during the COVID-19 pandemic.

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower personnel expense driven by lower branch staffing expense related to efficiency initiatives in Consumer and Small Business Banking;
•lower occupancy expense related to lower cleaning fees, supplies, and equipment expenses compared with a third quarter 2020 that included higher expenses due to the COVID-19 pandemic; and
•lower advertising and promotion expense.

16	Wells Fargo & Company

First nine months of 2021 vs. first nine months of 2020

Revenue increased driven by:
•higher mortgage banking noninterest income due to a higher production margin in our retail production channel, higher gains related to the resecuritization of loans we purchased from GNMA loan securitization pools in 2020, and losses in the first nine months of 2020 driven by the impact of interest rate volatility on hedging activities and valuation losses due to the impact of the COVID-19 pandemic on market conditions; and
•higher card fees reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes;
partially offset by:
•lower net interest income reflecting the lower interest rate environment and lower loan balances, partially offset by higher deposit balances; and
•lower other income driven by lower gains on the sales of residential mortgage loans which were reclassified to held for sale in 2019.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense decreased driven by:
•lower operating losses due to lower expense for litigation accruals and customer remediation accruals;
•lower personnel expense reflecting additional payments made in the first nine months of 2020 to certain customer-facing and support employees and for back-up child care services, as well as lower branch staffing expense in the first nine months of 2021 related to efficiency initiatives in Consumer and Small Business Banking, partially offset by higher revenue-related compensation in Home Lending;
•lower advertising and promotion expense; and
•lower occupancy expense related to lower cleaning fees, supplies, and equipment expenses compared with a first nine months of 2020 that included higher expenses due to the COVID-19 pandemic;
partially offset by:
•higher charitable donations expense driven by the donation of PPP processing fees.
Table 5b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Home Lending	$217,011	270,036	(53,025)	(20)%	$227,663	269,692	(42,029)	(16)%
Auto	53,043	49,770	3,273	7	51,121	49,625	1,496	3
Credit Card	35,407	35,965	(558)	(2)	34,942	37,415	(2,473)	(7)
Small Business	15,122	18,100	(2,978)	(16)	17,991	14,248	3,743	26
Personal Lending	4,974	5,912	(938)	(16)	5,026	6,354	(1,328)	(21)
Total loans	$325,557	379,783	(54,226)	(14)	$336,743	377,334	(40,591)	(11)
Total deposits	848,419	756,485	91,934	12	824,752	708,288	116,464	16
Allocated capital	48,000	48,000	—	—	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Home Lending	$216,649	273,635	(56,986)	(21)	$216,649	273,635	(56,986)	(21)
Auto	54,472	49,442	5,030	10	54,472	49,442	5,030	10
Credit Card	36,061	36,021	40	—	36,061	36,021	40	—
Small Business	13,686	17,993	(4,307)	(24)	13,686	17,993	(4,307)	(24)
Personal Lending	5,050	5,724	(674)	(12)	5,050	5,724	(674)	(12)
Total loans	$325,918	382,815	(56,897)	(15)	$325,918	382,815	(56,897)	(15)
Total deposits	858,424	759,425	98,999	13	858,424	759,425	98,999	13
Third quarter 2021 vs. third quarter 2020
Total loans (average) decreased as paydowns exceeded originations. Home Lending loan balances were also impacted by actions taken to temporarily curtail certain non-conforming residential mortgage originations and suspend home equity originations, as well as the resecuritization of loans we purchased from GNMA loan securitization pools. Small Business loan balances were also impacted by a decline in PPP loans.

Total deposits (average) increased driven by higher levels of liquidity and savings for consumer customers reflecting government stimulus programs and payment deferral programs, as well as continued economic uncertainty associated with the COVID-19 pandemic.
First nine months of 2021 vs. first nine months of 2020
Total loans (average and period-end) decreased as paydowns exceeded originations. Home Lending loan balances were also impacted by actions taken to temporarily curtail certain non-conforming residential mortgage originations and suspend home equity originations. Small Business period-end loan balances were also impacted by a decline in PPP loans.

Wells Fargo & Company	17

Earnings Performance (continued)
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
Table 5c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,231	1,408	(177)	(13)%	$3,687	4,695	(1,008)	(21)%
Noninterest income:
Deposit-related fees	323	309	14	5	965	908	57	6
Lending-related fees	132	140	(8)	(6)	403	393	10	3
Lease income	165	186	(21)	(11)	512	573	(61)	(11)
Other	225	183	42	23	698	353	345	98
Total noninterest income	845	818	27	3	2,578	2,227	351	16
Total revenue	2,076	2,226	(150)	(7)	6,265	6,922	(657)	(9)
Net charge-offs	16	219	(203)	(93)	108	509	(401)	(79)
Change in the allowance for credit losses	(351)	120	(471)	NM	(1,224)	3,166	(4,390)	NM
Provision for credit losses	(335)	339	(674)	NM	(1,116)	3,675	(4,791)	NM
Noninterest expense	1,396	1,623	(227)	(14)	4,469	4,776	(307)	(6)
Income (loss) before income tax expense (benefit)	1,015	264	751	284	2,912	(1,529)	4,441	290
Income tax expense (benefit)	254	71	183	258	727	(371)	1,098	296
Less: Net income from noncontrolling interests	2	1	1	100	5	3	2	67
Net income (loss)	$759	192	567	295	$2,180	(1,161)	3,341	288

Revenue by Line of Business
Middle Market Banking	$1,165	1,196	(31)	(3)	$3,475	3,918	(443)	(11)
Asset-Based Lending and Leasing	911	1,030	(119)	(12)	2,790	3,004	(214)	(7)
Total revenue	$2,076	2,226	(150)	(7)	$6,265	6,922	(657)	(9)

Revenue by Product
Lending and leasing	$1,190	1,335	(145)	(11)	$3,599	4,170	(571)	(14)
Treasury management and payments	713	749	(36)	(5)	2,114	2,472	(358)	(14)
Other	173	142	31	22	552	280	272	97
Total revenue	$2,076	2,226	(150)	(7)	$6,265	6,922	(657)	(9)

Selected Metrics
Return on allocated capital	14.5%	2.9			14.0%	(9.0)
Efficiency ratio	67	73			71	69
Headcount (#) (period-end)	18,638	21,900		(15)	18,638	21,900		(15)
NM – Not meaningful
Third quarter 2021 vs. third quarter 2020
Revenue decreased driven by:
•lower net interest income reflecting lower loan balances and the lower interest rate environment; and
•lower lease income reflecting a reduction in the size of the operating lease asset portfolio;
partially offset by:
•higher income from renewable energy investments; and
•higher deposit-related fees due to higher treasury management fees, driven by an increase in transaction service volumes and repricing.

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
•lower occupancy expense; and
•lower expenses allocated from enterprise functions, including lower technology expenses.

18	Wells Fargo & Company

First nine months of 2021 vs. first nine months of 2020
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
partially offset by:
•higher expenses due to lower allocations of shared expenses with other lines of business.
Table 5d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$118,039	134,531	(16,492)	(12)%	$118,840	149,220	(30,380)	(20)%
Commercial real estate	46,576	52,017	(5,441)	(10)	47,444	52,818	(5,374)	(10)
Lease financing and other	14,007	15,345	(1,338)	(9)	13,812	16,293	(2,481)	(15)
Total loans	$178,622	201,893	(23,271)	(12)	$180,096	218,331	(38,235)	(18)
Loans by Line of Business:
Middle Market Banking	$101,523	110,289	(8,766)	(8)	$102,642	116,258	(13,616)	(12)
Asset-Based Lending and Leasing	77,099	91,604	(14,505)	(16)	77,454	102,073	(24,619)	(24)
Total loans	$178,622	201,893	(23,271)	(12)	$180,096	218,331	(38,235)	(18)
Total deposits	199,226	178,997	20,229	11	193,761	176,959	16,802	9
Allocated capital	19,500	19,500	—	—	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$120,203	128,270	(8,067)	(6)	$120,203	128,270	(8,067)	(6)
Commercial real estate	46,318	51,297	(4,979)	(10)	46,318	51,297	(4,979)	(10)
Lease financing and other	14,018	15,180	(1,162)	(8)	14,018	15,180	(1,162)	(8)
Total loans	$180,539	194,747	(14,208)	(7)	$180,539	194,747	(14,208)	(7)
Loans by Line of Business:
Middle Market Banking	$102,279	105,851	(3,572)	(3)	$102,279	105,851	(3,572)	(3)
Asset-Based Lending and Leasing	78,260	88,896	(10,636)	(12)	78,260	88,896	(10,636)	(12)
Total loans	$180,539	194,747	(14,208)	(7)	$180,539	194,747	(14,208)	(7)
Total deposits	204,853	180,948	23,905	13	204,853	180,948	23,905	13
Third quarter 2021 vs. third quarter 2020
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
First nine months of 2021 vs. first nine months of 2020
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
Table 5e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$1,866	1,714	152	9%	$5,428	5,698	(270)	(5)%
Noninterest income:
Deposit-related fees	286	272	14	5	829	790	39	5
Lending-related fees	196	171	25	15	569	506	63	12
Investment banking fees	536	428	108	25	1,727	1,493	234	16
Net gains from trading activities	85	374	(289)	(77)	446	1,218	(772)	(63)
Other	416	348	68	20	1,328	1,069	259	24
Total noninterest income	1,519	1,593	(74)	(5)	4,899	5,076	(177)	(3)
Total revenue	3,385	3,307	78	2	10,327	10,774	(447)	(4)
Net charge-offs	(48)	117	(165)	NM	(30)	565	(595)	NM
Change in the allowance for credit losses	(412)	(238)	(174)	(73)	(1,215)	4,195	(5,410)	NM
Provision for credit losses	(460)	(121)	(339)	NM	(1,245)	4,760	(6,005)	NM
Noninterest expense	1,797	1,991	(194)	(10)	5,435	5,905	(470)	(8)
Income before income tax expense	2,048	1,437	611	43	6,137	109	6,028	NM
Income tax expense	518	355	163	46	1,531	48	1,483	NM
Less: Net loss from noncontrolling interests	—	—	—	NM	(2)	—	(2)	NM
Net income	$1,530	1,082	448	41	$4,608	61	4,547	NM

Revenue by Line of Business
Banking:
Lending	$502	422	80	19	$1,429	1,343	86	6
Treasury Management and Payments	372	395	(23)	(6)	1,095	1,296	(201)	(16)
Investment Banking	367	295	72	24	1,190	1,100	90	8
Total Banking	1,241	1,112	129	12	3,714	3,739	(25)	(1)
Commercial Real Estate	942	855	87	10	2,868	2,595	273	11
Markets:
Fixed Income, Currencies, and Commodities (FICC)	884	1,005	(121)	(12)	2,916	3,425	(509)	(15)
Equities	234	312	(78)	(25)	692	1,010	(318)	(31)
Credit Adjustment (CVA/DVA) and Other	58	62	(4)	(6)	78	93	(15)	(16)
Total Markets	1,176	1,379	(203)	(15)	3,686	4,528	(842)	(19)
Other	26	(39)	65	167	59	(88)	147	167
Total revenue	$3,385	3,307	78	2	$10,327	10,774	(447)	(4)

Selected Metrics
Return on allocated capital	16.9%	11.6			17.2%	(0.8)
Efficiency ratio	53	60			53	55
Headcount (#) (period-end)	8,459	8,205		3	8,459	8,205		3
NM – Not meaningful
Third quarter 2021 vs. third quarter 2020
Revenue increased driven by:
•higher net interest income reflecting higher loan balances and higher trading assets, partially offset by lower deposit balances and margins;
•higher investment banking fees due to higher loan syndication fees, advisory fees, and equity underwriting fees; and
•higher other noninterest income due to higher gains from equity securities and higher mortgage banking income related to higher servicing income and higher gains on the sales of mortgage loans;
partially offset by:
•lower net gains from trading activities due to lower gains on equity products compared with a third quarter 2020 that reflected higher volumes and customer activity due to volatility in the equities markets, lower client trading activity for credit products due to widening credit spreads, and lower asset-backed finance client trading activity due to a decline in demand for CMBS and RMBS products.

20	Wells Fargo & Company

Provision for credit losses decreased driven by an improving economic environment.

Noninterest expense decreased driven by:
•lower personnel expense driven by lower incentive compensation; and
•lower expenses allocated from enterprise functions reflecting lower spending due to efficiency initiatives.

First nine months of 2021 vs. first nine months of 2020
Revenue decreased driven by:
•lower net gains from trading activities driven by lower client trading activity for interest rate products, equities, and commodities, partially offset by higher client trading activity for asset-backed finance products; and
•lower net interest income reflecting the lower interest rate environment, lower deposit balances, and lower average trading-related assets;
partially offset by:
•higher investment banking fees due to higher loan syndication fees, advisory fees, and equity underwriting fees;
•higher other noninterest income driven by higher mortgage banking income due to higher servicing income and gains on the sales of mortgage loans, as well as higher income from low income housing investments; and
•higher lending-related fees reflecting increased loan commitment fees.
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
partially offset by:
•higher personnel expense driven by higher incentive compensation.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 5f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$170,486	165,445	5,041	3%	$166,647	178,140	(11,493)	(6)%
Commercial real estate	86,809	84,408	2,401	3	85,349	82,382	2,967	4
Total loans	$257,295	249,853	7,442	3	$251,996	260,522	(8,526)	(3)
Loans by Line of Business:
Banking	$95,911	88,936	6,975	8	$91,130	97,224	(6,094)	(6)
Commercial Real Estate	110,683	109,482	1,201	1	109,073	108,428	645	1
Markets	50,701	51,435	(734)	(1)	51,793	54,870	(3,077)	(6)
Total loans	$257,295	249,853	7,442	3	$251,996	260,522	(8,526)	(3)
Trading-related assets:
Trading account securities	$112,148	100,193	11,955	12	$107,771	110,082	(2,311)	(2)
Reverse repurchase agreements/securities borrowed	56,758	68,818	(12,060)	(18)	60,903	76,069	(15,166)	(20)
Derivative assets	25,191	23,640	1,551	7	25,668	21,443	4,225	20
Total trading-related assets	$194,097	192,651	1,446	1	$194,342	207,594	(13,252)	(6)
Total assets	524,124	503,627	20,497	4	516,401	530,082	(13,681)	(3)
Total deposits	189,424	226,129	(36,705)	(16)	191,560	243,913	(52,353)	(21)
Allocated capital	34,000	34,000	—	—	34,000	34,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$177,002	157,193	19,809	13	$177,002	157,193	19,809	13
Commercial real estate	86,955	83,920	3,035	4	86,955	83,920	3,035	4
Total loans	$263,957	241,113	22,844	9	$263,957	241,113	22,844	9
Loans by Line of Business:
Banking	$99,683	83,128	16,555	20	$99,683	83,128	16,555	20
Commercial Real Estate	112,050	108,240	3,810	4	112,050	108,240	3,810	4
Markets	52,224	49,745	2,479	5	52,224	49,745	2,479	5
Total loans	$263,957	241,113	22,844	9	$263,957	241,113	22,844	9
Trading-related assets:
Trading account securities	$114,187	100,157	14,030	14	$114,187	100,157	14,030	14
Reverse repurchase agreements/securities borrowed	55,123	61,027	(5,904)	(10)	55,123	61,027	(5,904)	(10)
Derivative assets	27,096	23,844	3,252	14	27,096	23,844	3,252	14
Total trading-related assets	$196,406	185,028	11,378	6	$196,406	185,028	11,378	6
Total assets	535,385	490,373	45,012	9	535,385	490,373	45,012	9
Total deposits	191,786	212,532	(20,746)	(10)	191,786	212,532	(20,746)	(10)
Third quarter 2021 vs. third quarter 2020
Total deposits (average) decreased reflecting continued actions to manage under the asset cap.
First nine months of 2021 vs. first nine months of 2020
Total assets (period-end) increased reflecting higher loan balances driven by customer usage of lines due to increased corporate spending, and higher trading-related asset balances due to increased customer activity.

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
Table 5g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$637	717	(80)	(11)%	$1,904	2,274	(370)	(16)%
Noninterest income:
Investment advisory and other asset-based fees	2,457	2,043	414	20	7,145	5,951	1,194	20
Commissions and brokerage services fees	458	497	(39)	(8)	1,526	1,560	(34)	(2)
Other	66	33	33	100	123	(19)	142	747
Total noninterest income	2,981	2,573	408	16	8,794	7,492	1,302	17
Total revenue	3,618	3,290	328	10	10,698	9,766	932	10
Net charge-offs	(3)	(2)	(1)	(50)	(9)	—	(9)	NM
Change in the allowance for credit losses	(70)	(8)	(62)	NM	(83)	253	(336)	NM
Provision for credit losses	(73)	(10)	(63)	NM	(92)	253	(345)	NM
Noninterest expense	2,917	2,742	175	6	8,836	8,142	694	9
Income before income tax expense	774	558	216	39	1,954	1,371	583	43
Income tax expense	195	139	56	40	491	343	148	43
Net income	$579	419	160	38	$1,463	1,028	435	42

Selected Metrics
Return on allocated capital	25.7%	18.4			21.8%	15.1
Efficiency ratio	81	83			83	83
Headcount (#) (period-end)	26,112	28,996		(10)	26,112	28,996		(10)
Advisory assets ($ in billions)	$920	779	141	18	$920	779	141	18
Other brokerage assets and deposits ($ in billions)	1,171	1,076	95	9	1,171	1,076	95	9
Total client assets ($ in billions)	$2,091	1,855	236	13	$2,091	1,855	236	13
Annualized revenue per advisor ($ in thousands) (1)	1,141	940	201	21	1,094	916	178	19
Total financial and wealth advisors (#) (period-end)	12,552	13,793		(9)	12,552	13,793		(9)

Selected Balance Sheet Data (average)
Total loans	$82,785	79,001	3,784	5	$81,810	78,327	3,483	4
Total deposits	176,570	169,441	7,129	4	175,087	160,012	15,075	9
Allocated capital	8,750	8,750	—	—	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$82,824	79,472	3,352	4	$82,824	79,472	3,352	4
Total deposits	177,809	168,132	9,677	6	177,809	168,132	9,677	6
NM – Not meaningful
(1)Represents annualized segment total revenue divided by average total financial and wealth advisors for the period.
Third quarter 2021 vs. third quarter 2020
Revenue increased driven by:
•higher investment advisory and other asset-based fees due to higher market valuations on WIM advisory assets;
partially offset by:
•lower net interest income reflecting the lower interest rate environment, partially offset by higher deposit balances.

Provision for credit losses decreased driven by an improving economic environment.
Noninterest expense increased due to higher personnel expense driven by higher revenue-related compensation.

Total loans (average) increased primarily due to higher securities-based lending balances.

Wells Fargo & Company	23

Earnings Performance (continued)
First nine months of 2021 vs. first nine months of 2020
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
Noninterest expense increased due to:
•higher personnel expense driven by higher revenue-related compensation and higher deferred compensation expense; and
•the reversal of a software licensing liability accrual in the first nine months of 2020;
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
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets. Table 5h presents advisory assets activity by WIM line of business for the third quarter and first nine months of 2021 and 2020. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
For third quarter 2021 and 2020, the average fee rate by account type ranged from 50 to 120 basis points.
Table 5h: WIM Advisory Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2021
Client-directed (4)	$201.3	9.4	(11.7)	(2.1)	196.9	$186.3	31.1	(33.7)	13.2	196.9
Financial advisor-directed (5)	238.0	11.0	(9.0)	(0.7)	239.3	211.0	35.6	(28.9)	21.6	239.3
Separate accounts (6)	192.9	7.5	(8.7)	(0.8)	190.9	174.6	24.0	(23.4)	15.7	190.9
Mutual fund advisory (7)	100.1	3.9	(4.0)	(0.8)	99.2	91.4	12.2	(11.1)	6.7	99.2
Total Wells Fargo Advisors	$732.3	31.8	(33.4)	(4.4)	726.3	$663.3	102.9	(97.1)	57.2	726.3
The Private Bank (8)	198.4	9.6	(13.1)	(1.3)	193.6	189.4	27.8	(36.7)	13.1	193.6
Total WIM advisory assets	$930.7	41.4	(46.5)	(5.7)	919.9	$852.7	130.7	(133.8)	70.3	919.9
September 30, 2020
Client directed (4)	$162.2	8.8	(10.2)	9.5	170.3	$169.4	26.2	(27.6)	2.3	170.3
Financial advisor directed (5)	176.8	9.9	(9.0)	11.6	189.3	176.3	29.0	(24.2)	8.2	189.3
Separate accounts (6)	151.5	5.9	(6.0)	8.0	159.4	160.1	17.7	(20.3)	1.9	159.4
Mutual fund advisory (7)	78.9	2.9	(3.3)	4.2	82.7	83.7	8.3	(10.5)	1.2	82.7
Total Wells Fargo Advisors	$569.4	27.5	(28.5)	33.3	601.7	$589.5	81.2	(82.6)	13.6	601.7
The Private Bank (8)	173.2	7.0	(10.8)	7.7	177.1	188.0	22.7	(33.6)	—	177.1
Total WIM advisory assets	$742.6	34.5	(39.3)	41.0	778.8	$777.5	103.9	(116.2)	13.6	778.8
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
Table 5j, and Table 5k provide additional information for Corporate.
Table 5i: Corporate – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income Statement
Net interest income	$(427)	(268)	(159)	(59)%	$(1,121)	671	(1,792)	NM
Noninterest income	1,752	1,921	(169)	(9)	6,496	3,224	3,272	101%
Total revenue	1,325	1,653	(328)	(20)	5,375	3,895	1,480	38
Net charge-offs	(10)	28	(38)	NM	59	169	(110)	(65)
Change in the allowance for credit losses	1	(107)	108	101	(5)	140	(145)	NM
Provision for credit losses	(9)	(79)	70	89	54	309	(255)	(83)
Noninterest expense	1,140	1,528	(388)	(25)	3,371	3,470	(99)	(3)
Income before income tax expense (benefit)	194	204	(10)	(5)	1,950	116	1,834	NM
Income tax expense (benefit)	110	(632)	742	117	58	(611)	669	109
Less: Net income from noncontrolling interests (1)	281	184	97	53	1,038	81	957	NM
Net income (loss)	$(197)	652	(849)	NM	$854	646	208	32

Selected Metrics
Headcount (#) (period-end) (2)	86,328	84,314		2	86,328	84,314		2
Wells Fargo Asset Management assets under management ($ in billions)	$588	607	(19)	(3)	$588	607	(19)	(3)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
(2)Beginning in first quarter 2021, employees who were notified of displacement remained as headcount in their respective operating segment rather than included in Corporate.
Third quarter 2021 vs. third quarter 2020
Revenue decreased driven by:
•lower equity method investment income compared with a third quarter 2020 that included $228 million of equity method investment income related to a change in the accounting measurement model for certain nonmarketable equity securities from our affiliated venture capital business;
•lower net interest income driven by lower loan balances; and
•lower gains on debt securities in our investment portfolio;
partially offset by:
•higher realized and unrealized gains on securities in our affiliated venture capital and private equity businesses.

Noninterest expense decreased due to:
•lower restructuring charges;
partially offset by:
•higher incentive compensation expense; and
•higher operating losses driven by a $250 million operating loss associated with the September 2021 OCC enforcement action.

First nine months of 2021 vs. first nine months of 2020
Revenue increased driven by:
•higher unrealized gains on nonmarketable equity securities in our affiliated venture capital and private equity businesses, higher realized gains on the sales of equity securities, as well as impairment of equity securities in first quarter 2020 due to the market impact of the COVID-19 pandemic;
•higher gains on deferred compensation plan investments (largely offset by personnel expense); and
•a gain on the sale of our student loan portfolio and a modest gain on the sale of our Canadian equipment finance business;
partially offset by:
•lower net interest income reflecting the lower interest rate environment, unfavorable hedge ineffectiveness accounting results, and lower loan balances;
•higher valuation losses related to the retained litigation risk, including the timing and amount of final settlement, associated with shares of Visa Class B common stock that we previously sold; and
•lower gains on debt securities in our investment portfolio.

Provision for credit losses decreased driven by an improving economic environment and lower provision associated with the sale of our student loan portfolio.

Noninterest expense decreased due to:
•lower restructuring charges;
partially offset by:
•higher incentive compensation expense, including the impact of higher market valuations on stock-based compensation;
•higher deferred compensation expense; and
•a write-down of goodwill in 2021 related to the sale of our student loan portfolio.

Corporate includes our rail car leasing business, which had long-lived operating lease assets (as a lessor) of $5.4 billion, which was net of $1.9 billion of accumulated depreciation, as of

Wells Fargo & Company	25

Earnings Performance (continued)
September 30, 2021. The average age of our rail cars is 21 years and the rail cars are typically leased under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of September 30, 2021, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairment may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
In addition, Corporate includes assets under management (AUM) and assets under administration (AUA) for Institutional Retirement and Trust (IRT) client assets of $20 billion and $565 billion, respectively, at September 30, 2021, which we continue to administer at the direction of the buyer pursuant to a transition services agreement. The transition services agreement terminates in February 2022.
Table 5j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$250,414	215,342	35,072	16%	$242,853	170,682	72,171	42%
Available-for-sale debt securities	172,035	211,180	(39,145)	(19)	185,847	226,356	(40,509)	(18)
Held-to-maturity debt securities	260,167	175,748	84,419	48	238,591	166,588	72,003	43
Equity securities	13,254	12,034	1,220	10	11,894	13,198	(1,304)	(10)
Total loans	9,765	21,178	(11,413)	(54)	10,021	21,404	(11,383)	(53)
Total assets	762,067	702,662	59,405	8	748,236	662,709	85,527	13
Total deposits	37,302	67,976	(30,674)	(45)	41,796	85,466	(43,670)	(51)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$241,423	220,026	21,397	10	$241,423	220,026	21,397	10
Available-for-sale debt securities	173,237	208,543	(35,306)	(17)	173,237	208,543	(35,306)	(17)
Held-to-maturity debt securities	261,583	181,744	79,839	44	261,583	181,744	79,839	44
Equity securities	14,022	11,010	3,012	27	14,022	11,010	3,012	27
Total loans	9,589	21,935	(12,346)	(56)	9,589	21,935	(12,346)	(56)
Total assets	751,155	696,424	54,731	8	751,155	696,424	54,731	8
Total deposits	37,507	62,178	(24,671)	(40)	37,507	62,178	(24,671)	(40)
Third quarter 2021 vs. third quarter 2020
Total assets (average) increased due to:
•an increase in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of an increase in deposits from the reportable operating segments;
•an increase in held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk; and
•an increase in equity securities related to our affiliated venture capital business;
partially offset by:
•a decline in available-for-sale debt securities related to portfolio rebalancing to manage liquidity and interest rate risk; and
•a decline in loans due to the sale of our student loan portfolio.

Total deposits (average) decreased reflecting actions taken to manage under the asset cap.
First nine months of 2021 vs. first nine months of 2020
Total assets (average and period-end) increased due to:
•an increase in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of an increase in deposits from the reportable operating segments;
•an increase in held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk; and
•in increase in period-end equity securities related to our affiliated venture capital business;
partially offset by:
•a decline in available-for-sale debt securities related to portfolio rebalancing to manage liquidity and interest rate risk;
•a decline in average equity securities due to the transition from equity securities to derivative instruments for economic hedges of the deferred compensation plan liabilities in second quarter 2020 and a reduction in Federal Home Loan Bank stock, partially offset by higher balances in our affiliated venture capital business; and
•a decline in loans due to the sale of our student loan portfolio.

Total deposits (average and period-end) decreased reflecting actions taken to manage under the asset cap.

26	Wells Fargo & Company

Wells Fargo Asset Management (WFAM) Assets Under Management We earn investment advisory and other asset-based fees from managing and administering assets through WFAM, which offers Wells Fargo proprietary mutual funds and manages institutional separate accounts. Generally, we earn fees from AUM where we have discretionary management authority over the investments and generate fees as a percentage of the market value of the AUM. WFAM assets under management consist of equity, alternative, balanced, fixed income, money market, and stable value, and include client assets that are managed or sub-advised on behalf of other Wells Fargo lines of business. Table 5k presents WFAM AUM activity for the third quarter and first nine months of 2021 and 2020. Management believes that AUM is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.

Table 5k: WFAM Assets Under Management

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2021
Money market funds (4)	$199.7	—	(6.0)	—	193.7	$197.4	—	(3.7)	—	193.7
Other assets managed	403.8	18.3	(26.1)	(2.2)	393.8	405.6	64.2	(84.9)	8.9	393.8
Total WFAM assets under management	$603.5	18.3	(32.1)	(2.2)	587.5	$603.0	64.2	(88.6)	8.9	587.5
September 30, 2020
Money market funds (4)	$201.9	19.2	—	—	221.1	$130.6	90.5	—	—	221.1
Other assets managed	376.4	23.2	(24.1)	10.3	385.8	378.2	76.3	(79.2)	10.5	385.8
Total WFAM assets under management	$578.3	42.4	(24.1)	10.3	606.9	$508.8	166.8	(79.2)	10.5	606.9
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

Balance Sheet Analysis
At September 30, 2021, our assets totaled $1.95 trillion, up $2.0 billion from December 31, 2020.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities

Table 6: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2021				December 31, 2020
($ in millions)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	182,699	2,858	185,557	5.1	215,533	4,859	220,392	4.5
Held-to-maturity (3)	262,493	1,529	264,022	6.4	205,720	6,587	212,307	4.5
Total	$445,192	4,387	449,579	n/a	421,253	11,446	432,699	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $21 million and $28 million related to available-for-sale debt securities and $75 million and $41 million related to held-to-maturity debt securities at September 30, 2021, and December 31, 2020.
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
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities increased from December 31, 2020. Purchases of AFS debt securities were partially offset by runoff and sales. Purchases of HTM debt securities, including securitizations of LHFS, were partially offset by runoff. In addition, we transferred $41.3 billion of AFS debt securities to HTM debt securities in the first nine months of 2021 due to actions taken to reposition the overall portfolio for capital management purposes.
The total net unrealized gains on AFS and HTM debt securities decreased from December 31, 2020, driven by higher interest rates.
At September 30, 2021, 96% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.
Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased compared with December 31, 2020, predominantly due to an increase in the commercial and industrial loan portfolio, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns and PPP loan forgiveness. Consumer loans decreased from December 31, 2020, predominantly driven by a decrease in the residential mortgage – first lien portfolio due to loan paydowns as a result of the low interest rate environment and the transfer of $13.5 billion of first lien mortgage loans to loans held for sale (LHFS) substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods, partially offset by originations of $51.3 billion.
Table 7: Loan Portfolios

(in millions)	September 30, 2021	December 31, 2020
Commercial	$484,937	478,417
Consumer	377,890	409,220
Total loans	$862,827	887,637
Change from prior year-end	$(24,810)	(74,628)
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
Table 8: Deposits

($ in millions)	Sep 30, 2021	% of total deposits	Dec 31, 2020	% of total deposits	% Change
Noninterest-bearing demand deposits	$529,051	36%	$467,068	33%	13
Interest-bearing demand deposits	454,170	31	447,446	32	2
Savings deposits	426,535	29	404,935	29	5
Time deposits	32,291	2	49,775	4	(35)
Interest-bearing deposits in non-U.S. offices	28,332	2	35,157	2	(19)
Total deposits	$1,470,379	100%	$1,404,381	100%	5

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

Table 9: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$326,425	318,805
Real estate mortgage	121,985	121,720
Real estate construction	21,129	21,805
Lease financing	15,398	16,087
Total commercial	484,937	478,417
Consumer:
Residential mortgage – first lien	242,935	276,674
Residential mortgage – junior lien	18,026	23,286
Credit card	36,061	36,664
Auto	53,827	48,187
Other consumer	27,041	24,409
Total consumer	377,890	409,220
Total loans	$862,827	887,637
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
Credit Quality Overview  Credit quality in third quarter 2021 reflected continued improvement in the economic environment. In particular:
•Nonaccrual loans were $7.0 billion at September 30, 2021, down from $8.7 billion at December 31, 2020. Commercial nonaccrual loans decreased to $3.0 billion at September 30, 2021, compared with $4.8 billion at December 31, 2020, and consumer nonaccrual loans increased slightly to $4.0 billion at September 30, 2021, compared with $3.9 billion at December 31, 2020. Nonaccrual loans represented 0.82% of total loans at September 30, 2021, compared with 0.98% at December 31, 2020.
•Net loan charge-offs as a percentage of our average commercial and consumer loan portfolios were 0.03% and 0.23% in the third quarter and 0.07% and 0.31% in the first nine months of 2021, respectively, compared with 0.29% and 0.30% in the third quarter and 0.33% and 0.44% in the first nine months of 2020.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $121 million and $394 million in our commercial and consumer portfolios, respectively, at September 30, 2021, compared with $78 million and $612 million at December 31, 2020.
•Our provision for credit losses for loans was $(1.4) billion and $(3.7) billion in the third quarter and first nine months of 2021, respectively, compared with $751 million and $14.1 billion for the same periods a year ago.
•The ACL for loans decreased to $14.7 billion, or 1.70% of total loans, at September 30, 2021, compared with $19.7 billion, or 2.22%, at December 31, 2020.

Additional information on our loan portfolios and our credit quality trends follows.

30	Wells Fargo & Company

COVID-Related Lending Accommodations During 2020, we provided accommodations to customers in response to the COVID-19 pandemic, including payment deferrals, and other expanded assistance for mortgage, credit card, auto, small business, personal and commercial lending customers. With the exception of residential mortgage-related accommodation programs, the COVID-related lending accommodations instituted during 2020 were no longer offered as of December 31, 2020. Residential mortgage accommodation programs, which continued during the first nine months of 2021, offered payment deferrals for up to a total of 18 months.
Table 10 summarizes the unpaid principal balance (UPB) of consumer loans that received accommodations under loan modification programs established to assist customers with the economic impact of the COVID-19 pandemic (COVID-related modifications) and that remained in a deferral period as of September 30, 2021.
Based on guidance in the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by federal banking regulators in April 2020 (the Interagency Statement), both of which we elected to apply, loan modifications related to COVID-19 and that meet certain other criteria are exempt from troubled debt restructuring (TDR) classification. Additionally, our election to apply the TDR relief provided by the CARES Act and the Interagency Statement impacts our regulatory capital ratios as these loan modifications related to COVID-19 are not adjusted to a higher risk-weighting normally required with TDR classification. At September 30, 2021, substantially all residential mortgage loans that were in a deferral period, excluding those that were government insured/guaranteed, met the criteria for TDR relief and were therefore not classified as TDRs. For additional information regarding the TDR relief provided by the CARES Act and the clarifying TDR accounting guidance from the Interagency Statement, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of charge-offs, delinquencies, and nonaccrual status for those customers who would have otherwise moved into past due or nonaccrual status. Customer loans that are not further modified upon exit from the deferral period may be placed on nonaccrual status or charged-off in accordance with our policies if customers are unable to resume making payments in accordance with the contractual terms of their agreement. As of September 30, 2021, substantially all of our consumer loans were current after exiting the deferral period. For additional information about our COVID-related modifications, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
Table 10: Consumer Loan Modifications Related to COVID-19

($ in millions)	Unpaid principal balance of modified loans still in deferral period at Sep 30, 2021	% of loan class (1)	% current at Sep 30, 2021 after exit from deferral period (2)
Consumer:
Residential mortgage – first lien (3)	$5,042	2%	93
Residential mortgage – junior lien (3)	789	4	88
All other consumer (4)	65	*	92
Subtotal	5,896	2
Residential mortgage – first lien (government insured/guaranteed) (5)	7,265	3
Total consumer	$13,161
*Less than 1%.
(1)Based on total loans outstanding at September 30, 2021.
(2)Represents the UPB of loans that exited the deferral period and had a balance that was less than 30 days past due as of September 30, 2021.
(3)For residential mortgage loans still in active COVID-related accommodation programs as of September 30, 2021, 97% of first lien and 89% of junior lien mortgage loans had a loan-to-value ratio that was 80% or lower.
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
We had $13.5 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at September 30, 2021, compared with $19.3 billion at December 31, 2020. The change was driven by decreases in the oil, gas and pipelines, retail, transportation services, and entertainment and recreation industries, as these industries continue to recover from the effects of the COVID-19 pandemic.
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
The portfolio increased at September 30, 2021, compared with December 31, 2020, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns and PPP loan forgiveness. Table 11 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 11: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2021				December 31, 2020
($ in millions)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)
Financials except banks	$140	134,060	16%	$227,615	$160	117,726	13%	$206,999
Technology, telecom and media	75	21,226	2	60,607	144	23,061	3	56,500
Real estate and construction	87	20,900	2	51,882	133	23,113	3	51,526
Equipment, machinery and parts manufacturing	29	17,503	2	43,111	81	18,158	2	41,332
Retail	36	17,181	2	40,071	94	17,393	2	41,669
Materials and commodities	40	13,225	2	35,454	39	12,071	1	33,879
Food and beverage manufacturing	7	12,637	1	30,898	17	12,401	1	28,908
Health care and pharmaceuticals	28	12,821	1	29,960	145	15,322	2	32,154
Oil, gas and pipelines	280	8,725	1	28,988	953	10,471	1	30,055
Auto related	56	9,290	1	24,881	79	11,817	1	25,034
Commercial services	77	9,537	1	24,328	107	10,284	1	24,442
Utilities	67	7,025	*	21,972	2	5,031	*	18,564
Diversified or miscellaneous	4	6,792	*	18,608	7	5,437	*	14,717
Insurance and fiduciaries	1	4,071	*	18,105	2	3,297	*	14,334
Entertainment and recreation	26	8,451	*	16,764	263	9,884	1	17,551
Transportation services	431	8,319	*	15,951	573	9,236	1	15,531
Banks	—	15,444	2	15,815	—	12,789	1	13,842
Agribusiness	51	5,333	*	11,082	81	6,314	*	11,642
Government and education	4	5,303	*	10,941	9	5,464	*	11,065
Other (2)	23	3,980	*	19,050	68	5,623	*	23,315
Total	$1,462	341,823	40%	$746,083	$2,957	334,892	33%	$713,059
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit.
(2)No other single industry had total loans in excess of $3.3 billion and $3.8 billion at September 30, 2021, and December 31, 2020, respectively.
Loans to financials except banks, our largest industry concentration, is predominantly comprised of loans to investment firms, financial vehicles, and nonbank creditors. We had $94.7 billion and $80.0 billion of loans originated by our Asset Backed Finance (ABF) and Financial Institution Group (FIG) lines of business at September 30, 2021, and December 31, 2020, respectively. These loans include: (i) loans to customers related to their subscription or capital calls, (ii) loans to nonbank lenders collateralized by commercial loans, and (iii) loans to originators or servicers of financial assets collateralized by residential real estate or other consumer loans such as credit cards, auto loans and leases, student loans and other financial assets eligible for the securitization market. These ABF and FIG loans are limited to a percentage of the value of the underlying financial assets considering underlying credit risk, asset duration, and ongoing performance. These ABF and FIG loans may also have other features to manage credit risk such as cross-collateralization, credit enhancements, and contractual re-margining of collateral supporting the loans. In addition, loans to financials except banks included collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.7 billion and $7.9 billion at September 30, 2021, and December 31, 2020, respectively.
Oil, gas and pipelines loans included $6.1 billion and $7.5 billion of senior secured loans outstanding at September 30, 2021, and December 31, 2020, respectively. Oil, gas and pipelines nonaccrual loans decreased at September 30, 2021, compared with December 31, 2020, driven by loan paydowns.
We continue to perform escalated credit monitoring for certain industries that we consider to be directly and most adversely affected by the COVID-19 pandemic.
Our commercial and industrial loans and lease financing portfolio also includes non-U.S. loans of $74.7 billion and $63.8 billion at September 30, 2021, and December 31, 2020, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2021, and December 31, 2020, respectively, included:
•$45.6 billion and $36.2 billion in the financials except banks category;
•$15.2 billion and $12.8 billion in the banks category; and
•$1.5 billion and $1.6 billion in the oil, gas and pipelines category.
COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful and loss categories. We had $15.2 billion of CRE mortgage loans classified as criticized at September 30, 2021, compared with $12.0 billion at December 31, 2020, and $2.3 billion of CRE construction loans classified as criticized at September 30, 2021,

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
The total CRE loan portfolio decreased $411 million from December 31, 2020, driven by a decrease in CRE construction loans predominantly related to hotel/motel and apartments property types, partially offset by an increase in CRE mortgage loans. The CRE loan portfolio included $8.5 billion of non-U.S. CRE loans at September 30, 2021. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida and Texas, which combined represented 49% of the total CRE portfolio. The largest property type concentrations are office buildings at 25% and apartments at 20% of the portfolio.
Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals at September 30, 2021.

Table 12: CRE Loans by State and Property Type

	September 30, 2021
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$239	30,706	3	4,158	242	34,864	4%
New York	156	12,903	2	2,106	158	15,009	2
Florida	117	8,790	1	1,582	118	10,372	1
Texas	305	8,628	—	1,080	305	9,708	1
Washington	88	3,776	5	1,059	93	4,835	*
Arizona	52	4,259	—	320	52	4,579	*
Georgia	15	4,184	—	333	15	4,517	*
North Carolina	10	3,386	—	869	10	4,255	*
New Jersey	47	2,643	—	1,110	47	3,753	*
Illinois	16	3,155	—	460	16	3,615	*
Other (1)	493	39,555	9	8,052	502	47,607	6
Total	$1,538	121,985	20	21,129	1,558	143,114	17%
By property:
Office buildings	$166	32,987	1	3,219	167	36,206	4%
Apartments	14	21,095	—	7,853	14	28,948	3
Industrial/warehouse	96	16,005	1	1,753	97	17,758	2
Retail (excluding shopping center)	138	13,026	3	90	141	13,116	2
Hotel/motel	297	10,559	—	1,554	297	12,113	1
Shopping center	593	9,810	—	902	593	10,712	1
Institutional	63	4,558	1	2,626	64	7,184	*
Mixed use properties	94	5,440	—	793	94	6,233	*
Collateral pool	—	2,904	—	191	—	3,095	*
1-4 family structure	—	8	—	1,328	—	1,336	*
Other	77	5,593	14	820	91	6,413	*
Total	$1,538	121,985	20	21,129	1,558	143,114	17%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.7 billion.
NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2021, non-U.S. loans totaled $83.2 billion, representing approximately 10% of our total consolidated loans outstanding, compared with $72.9 billion, or approximately 8% of our total consolidated loans outstanding, at December 31, 2020. Non-U.S. loans were approximately 4% of our total consolidated assets at both September 30, 2021, and December 31, 2020.

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
Our largest single country exposure outside the U.S. at September 30, 2021, was the United Kingdom, which totaled $36.4 billion, or approximately 2% of our total assets, and included $9.7 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

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
Table 13: Select Country Exposures

	September 30, 2021
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$9,704	23,643	—	867	—	2,219	9,704	26,729	36,433
Canada	2	17,052	(8)	480	4	715	(2)	18,247	18,245
Cayman Islands	—	6,881	—	—	—	103	—	6,984	6,984
Japan	19	927	5,761	81	—	10	5,780	1,018	6,798
Ireland	305	5,165	—	155	—	63	305	5,383	5,688
Luxembourg	—	4,747	—	131	—	74	—	4,952	4,952
Guernsey	—	4,145	—	—	—	37	—	4,182	4,182
China	—	3,296	(8)	443	5	28	(3)	3,767	3,764
Germany	—	3,093	4	424	—	222	4	3,739	3,743
Bermuda	—	3,438	—	64	(1)	99	(1)	3,601	3,600
South Korea	—	2,105	—	252	2	14	2	2,371	2,373
Netherlands	—	1,996	54	219	—	96	54	2,311	2,365
France	128	1,876	—	256	80	10	208	2,142	2,350
Australia	—	1,178	—	302	—	2	—	1,482	1,482
Switzerland	—	1,191	—	12	1	209	1	1,412	1,413
Chile	—	1,200	—	164	—	1	—	1,365	1,365
India	—	1,258	—	105	—	1	—	1,364	1,364
Brazil	—	1,313	—	—	8	1	8	1,314	1,322
Singapore	—	958	—	54	—	99	—	1,111	1,111
Qatar	—	904	—	—	—	—	—	904	904
Total top 20 country exposures	$10,158	86,366	5,803	4,009	99	4,003	16,060	94,378	110,438
(1)Total non-sovereign exposure comprised $51.4 billion exposure to financial institutions and $43.0 billion to non-financial corporations at September 30, 2021.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 93% of the total residential mortgage loan portfolio at September 30, 2021, compared with 92% at December 31, 2020.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% of total loans at both September 30, 2021, and December 31, 2020. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loans and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. It is not unusual for these lines and loans to have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. Junior lien loan products are primarily amortizing payment loans with fixed interest rates and repayment periods between five to 30 years. We continuously monitor the credit performance of our residential mortgage – junior lien portfolio for trends and factors that influence the frequency and severity of losses, such as junior lien performance when the first lien loan is delinquent.
Our residential mortgage lines of credit (both first and junior lien) generally have draw periods of 10, 15 or 20 years with variable interest rate and payment options available during the draw period of (1) interest-only or (2) 1.5% of outstanding principal balance plus accrued interest. As of September 30, 2021, lines of credit in a draw period primarily used the interest-only option. The lines that enter their amortization period may experience higher delinquencies and higher loss rates than the ones in their draw or term period. We have considered this increased risk in our ACL estimate.
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
In anticipation of our residential mortgage line of credit borrowers reaching the end of their contractual commitment, we have created a program to inform, educate and help these borrowers transition from interest-only to fully-amortizing payments or full repayment. We monitor the performance of the

34	Wells Fargo & Company

borrowers moving through the program in an effort to refine our ongoing program strategy.
We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our residential mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of this portfolio includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. Additional information about appraisals, AVMs, and our policy for their use can be found in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2020 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current FICO scores and loan/combined loan to collateral values (LTV/CLTV) on the entire residential mortgage loan portfolio. CLTV represents the ratio of the total loan balance of first and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. Excluding government insured/guaranteed loans, these credit risk indicators on the residential mortgage portfolio were:
•Loans 30 days or more delinquent at September 30, 2021, totaled $3.5 billion, or 1% of residential mortgage loans, compared with $4.7 billion, or 2%, at December 31, 2020;
•Lines of credit in their draw period that were 30 days or more past due were $329 million, or 2% of such lines, at September 30, 2021, and $381 million, or 2%, at December 31, 2020, compared with amortizing lines of credit that were 30 days or more past due of $337 million, or 6% of such lines, at September 30, 2021, and $378 million, or 5%, at December 31, 2020;
•Loans with FICO scores lower than 640 totaled $4.1 billion, or 2% of residential mortgage loans, at September 30, 2021, compared with $5.6 billion, or 2%, at December 31, 2020; and
•Loans with a LTV/CLTV greater than 100% totaled $583 million at September 30, 2021, or less than 1% of residential mortgage loans, compared with $1.6 billion, or 1%, at December 31, 2020.
With respect to residential mortgage – junior lien loans that had a CLTV greater than 100%:
•Such loans totaled 2% of the junior lien portfolio at September 30, 2021, compared with 3% at December 31, 2020; and
•3% were 30 days or more delinquent at both September 30, 2021, and December 31, 2020.
Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies. For additional information regarding credit quality indicators, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
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

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $33.7 billion from December 31, 2020, driven by loan paydowns as a result of the low interest rate environment and the transfer of $13.5 billion of first lien mortgage loans to loans held for sale (LHFS) substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods, partially offset by originations of $51.3 billion.
Table 14 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 14: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
California (2)	$98,513	104,260	11.42%	11.75	0.83	1.00	(0.02)	(0.03)
New York	29,835	31,028	3.46	3.50	1.19	1.40	(0.02)	0.01
New Jersey	10,315	12,073	1.20	1.36	1.79	1.92	(0.03)	(0.03)
Florida	9,843	10,623	1.14	1.20	1.90	2.56	(0.02)	0.01
Washington	8,310	9,094	0.96	1.02	0.49	0.66	(0.02)	(0.01)
Other (3)	68,774	79,356	7.97	8.94	1.48	1.60	(0.03)	0.02
Total	225,590	246,434	26.15	27.77	1.16	1.34	(0.02)	—
Government insured/guaranteed loans (4)	17,345	30,240	2.01	3.41
Total first lien mortgage portfolio	$242,935	276,674	28.16	31.18
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.1 billion and $7.8 billion at September 30, 2021, and December 31, 2020, respectively.
(4)Represents loans, substantially all of which were repurchased from GNMA loan securitization pools, where the repayment of the loans is predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Risks Relating to Servicing Activities” section in this Report.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $5.3 billion from December 31, 2020, driven by loan paydowns.
Table 15 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
California	$4,687	6,237	0.54%	0.70	2.62	2.20	(0.70)	(0.46)
New Jersey	1,846	2,258	0.21	0.25	2.92	2.84	(0.33)	(0.06)
Florida	1,634	2,119	0.19	0.24	2.69	3.06	(0.36)	(0.35)
Pennsylvania	1,116	1,377	0.13	0.16	2.20	2.30	(0.24)	(0.62)
Virginia	1,050	1,355	0.12	0.15	2.36	2.41	(0.23)	(0.15)
Other (2)	7,693	9,940	0.89	1.12	2.55	2.31	(0.77)	(0.43)
Total junior lien mortgage portfolio	$18,026	23,286	2.08%	2.62	2.59	2.41	(0.61)	(0.39)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $1.1 billion and $1.3 billion at September 30, 2021, and December 31, 2020, respectively.
The outstanding balance of residential mortgage lines of credit was $24.5 billion at September 30, 2021. The unfunded credit commitments for these lines of credit totaled $47.9 billion at September 30, 2021.
On a monthly basis, we monitor the payment characteristics of borrowers in our residential mortgage – first and junior lien lines of credit portfolios. In September 2021, excluding borrowers with COVID-related loan modification payment deferrals:
•Approximately 44% of these borrowers paid only the minimum amount due and approximately 51% paid more than the minimum amount due. The rest were either delinquent or paid less than the minimum amount due.
•For the borrowers with an interest-only payment feature, approximately 29% paid only the minimum amount due and approximately 66% paid more than the minimum amount due.
CREDIT CARD, AUTO and OTHER CONSUMER LOANS Table 16 shows the outstanding balance of our credit card, auto and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	September 30, 2021		December 31, 2020
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$36,061	4.18%	$36,664	4.13%
Auto	53,827	6.24	48,187	5.43
Other consumer (1)	27,041	3.13	24,409	2.75
Total	$116,929	13.55%	$109,260	12.31%
(1)Other consumer loans primarily include securities-based loans.
Credit Card  Our credit card portfolio totaled $36.1 billion at September 30, 2021, compared with $36.7 billion at December 31, 2020.

Auto  Our auto portfolio totaled $53.8 billion at September 30, 2021, compared with $48.2 billion at December 31, 2020. The increase in the outstanding balance at September 30, 2021, compared with December 31, 2020, was driven by strong consumer demand for automobiles.

Other Consumer  Other consumer loans, which include revolving credit and installment loans, totaled $27.0 billion at September 30, 2021, compared with $24.4 billion at December 31, 2020, driven by an increase in margin loans.

36	Wells Fargo & Company

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
Table 17 summarizes nonperforming assets (NPAs) for each of the last four quarters.

Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020
($ in millions)	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans	Balance	% of total loans
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,274	0.39%	$1,691	0.53%	$2,223	0.70%	$2,698	0.85%
Real estate mortgage	1,538	1.26	1,598	1.32	1,703	1.41	1,774	1.46
Real estate construction	20	0.09	45	0.20	55	0.26	48	0.22
Lease financing	188	1.22	215	1.37	249	1.58	259	1.61
Total commercial	3,020	0.62	3,549	0.74	4,230	0.89	4,779	1.00
Consumer:
Residential mortgage – first lien (1)	3,093	1.27	2,852	1.17	2,859	1.12	2,957	1.07
Residential mortgage – junior lien (1)	702	3.89	713	3.63	747	3.51	754	3.24
Auto	206	0.38	221	0.43	181	0.37	202	0.42
Other consumer	37	0.14	36	0.14	38	0.15	36	0.15
Total consumer	4,038	1.07	3,822	1.02	3,825	1.00	3,949	0.97
Total nonaccrual loans	7,058	0.82	7,371	0.86	8,055	0.93	8,728	0.98
Foreclosed assets:
Government insured/guaranteed (2)	15		15		16		18
Non-government insured/guaranteed	106		114		124		141
Total foreclosed assets	121		129		140		159
Total nonperforming assets	$7,179	0.83%	$7,500	0.88%	$8,195	0.95%	$8,887	1.00%
Change in NPAs from prior quarter	$(321)		$(695)		$(692)		$709
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
Commercial nonaccrual loans decreased $1.8 billion from December 31, 2020, predominantly due to a decline in commercial and industrial nonaccrual loans, driven by a decrease in oil, gas, and pipeline nonaccrual loans, primarily as a result of paydowns. For additional information on commercial and industrial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” section in this Report.
Consumer nonaccrual loans increased $89 million from December 31, 2020, predominantly driven by an increase in residential mortgage – first lien nonaccrual loans as customers exited from accommodation programs provided in response to the COVID-19 pandemic. Customers requiring further payment assistance after exiting from these programs may have been modified or may be eligible to receive modifications.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

Table 18 provides an analysis of the changes in nonaccrual loans. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policies, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Commercial nonaccrual loans
Balance, beginning of period	$3,549	4,230	4,779	4,398	4,285
Inflows	481	560	773	1,696	1,316
Outflows:
Returned to accruing	(203)	(287)	(177)	(99)	(166)
Foreclosures	(4)	(3)	(6)	(37)	—
Charge-offs	(105)	(145)	(202)	(367)	(382)
Payments, sales and other	(698)	(806)	(937)	(812)	(655)
Total outflows	(1,010)	(1,241)	(1,322)	(1,315)	(1,203)
Balance, end of period	3,020	3,549	4,230	4,779	4,398
Consumer nonaccrual loans
Balance, beginning of period	3,822	3,825	3,949	3,624	3,320
Inflows	745	563	454	792	696
Outflows:
Returned to accruing	(222)	(200)	(152)	(208)	(160)
Foreclosures	(18)	(16)	(19)	(5)	(4)
Charge-offs	(21)	(17)	(26)	(36)	(36)
Payments, sales and other	(268)	(333)	(381)	(218)	(192)
Total outflows	(529)	(566)	(578)	(467)	(392)
Balance, end of period	4,038	3,822	3,825	3,949	3,624
Total nonaccrual loans	$7,058	7,371	8,055	8,728	8,022

We believe exposure to loss on nonaccrual loans is mitigated by the following factors at September 30, 2021:
•96% of total commercial nonaccrual loans and 99% of total consumer nonaccrual loans are secured. Of the consumer nonaccrual loans, 94% are secured by real estate and 95% have a combined LTV (CLTV) ratio of 80% or less.
•77% of commercial nonaccrual loans were current on interest and 75% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•of the $1.0 billion of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, $685 million were current.
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

38	Wells Fargo & Company

Table 19 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 19: Foreclosed Assets

	Quarter ended
(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Summary by loan segment
Government insured/guaranteed	$15	15	16	18	22
Commercial	61	63	64	70	39
Consumer	45	51	60	71	95
Total foreclosed assets	$121	129	140	159	156
Analysis of changes in foreclosed assets
Balance, beginning of period	$129	140	159	156	195
Net change in government insured/guaranteed (1)	—	(1)	(2)	(4)	(9)
Additions to foreclosed assets (2)	101	96	88	114	60
Reductions:
Sales	(123)	(104)	(107)	(104)	(88)
Write-downs and gains (losses) on sales	14	(2)	2	(3)	(2)
Total reductions	(109)	(106)	(105)	(107)	(90)
Balance, end of period	$121	129	140	159	156
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

Foreclosed assets at September 30, 2021, included $47 million of foreclosed residential real estate, of which 33% is predominantly FHA insured or VA guaranteed and expected to have minimal or no loss content. The remaining amount of foreclosed assets has been written down to estimated net realizable value. Of the $121 million in foreclosed assets at September 30, 2021, 66% have been in the foreclosed assets portfolio for one year or less.
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

Risk Management – Credit Risk Management (continued)

TROUBLED DEBT RESTRUCTURINGS (TDRs) Table 20 provides information regarding the recorded investment of loans modified in TDRs. TDRs decreased from December 31, 2020, predominantly related to commercial and industrial loans and residential mortgage – first lien loans. The decrease in commercial and industrial loans was primarily due to paydowns in the oil, gas, and pipelines industry. The decrease in residential mortgage – first lien loans was due to paydowns and a $773 million transfer from residential mortgage – first lien loans to LHFS, substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in 2020. The amount of our TDRs at September 30, 2021, would have otherwise been higher without the TDR relief provided by the CARES Act and Interagency Statement.
Table 20: TDR Balances

(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Commercial:
Commercial and industrial	$917	1,225	1,331	1,933	2,082
Real estate mortgage	604	645	652	774	805
Real estate construction	4	15	21	15	21
Lease financing	11	9	9	9	9
Total commercial TDRs	1,536	1,894	2,013	2,731	2,917
Consumer:
Residential mortgage – first lien	8,280	8,841	9,446	9,764	9,420
Residential mortgage – junior lien	1,021	1,097	1,174	1,237	1,298
Credit card	336	368	411	458	494
Auto	182	196	156	176	156
Other consumer	60	63	67	67	190
Trial modifications	89	77	81	90	91
Total consumer TDRs	9,968	10,642	11,335	11,792	11,649
Total TDRs	$11,504	12,536	13,348	14,523	14,566
TDRs on nonaccrual status	$3,233	3,711	3,800	4,456	4,163
TDRs on accrual status:
Government insured/guaranteed	3,145	3,431	3,708	3,721	3,467
Non-government insured/guaranteed	5,126	5,394	5,840	6,346	6,936
Total TDRs	$11,504	12,536	13,348	14,523	14,566

40	Wells Fargo & Company

In those situations where principal is forgiven, the entire amount of such forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible. The allowance for loan losses for TDRs was $301 million and $565 million at September 30, 2021, and December 31, 2020, respectively. As part of our actions to support customers during the COVID-19 pandemic, we have provided borrowers relief in the form of loan modifications. Under the CARES Act and the Interagency Statement, loan modifications related to the COVID-19 pandemic will not be classified as TDRs if they meet certain eligibility criteria. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – Credit Quality Overview – COVID-Related Lending Accommodations” section in this Report.
For information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2020 Form 10-K.
Table 21 provides an analysis of the changes in TDRs. Loans modified more than once as a TDR are reported as inflows only in the period they are first modified. In addition to foreclosures, sales and transfers to held for sale, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 21: Analysis of Changes in TDRs

					Quarter ended
(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Commercial TDRs
Balance, beginning of period	$1,894	2,013	2,731	2,917	2,629
Inflows (1)	104	336	155	486	866
Outflows
Charge-offs	(46)	(45)	(49)	(72)	(77)
Foreclosure	—	—	(5)	—	—
Payments, sales and other (2)	(416)	(410)	(819)	(600)	(501)
Balance, end of period	1,536	1,894	2,013	2,731	2,917
Consumer TDRs
Balance, beginning of period	10,642	11,335	11,792	11,649	9,367
Inflows (1)	267	495	633	1,226	2,805
Outflows
Charge-offs	(30)	(36)	(43)	(57)	(58)
Foreclosure	(17)	(15)	(14)	(5)	(7)
Payments, sales and other (2)	(906)	(1,133)	(1,024)	(1,020)	(458)
Net change in trial modifications (3)	12	(4)	(9)	(1)	—
Balance, end of period	9,968	10,642	11,335	11,792	11,649
Total TDRs	$11,504	12,536	13,348	14,523	14,566
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
Table 22 reflects loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed. For additional information on delinquencies by loan class, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Table 22: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Total:	$5,598	4,703	6,273	7,041	11,698
Less: FHA insured/VA guaranteed (1)	5,083	3,966	5,406	6,351	11,041
Total, not government insured/guaranteed	$515	737	867	690	657
By segment and class, not government insured/guaranteed: Commercial:
Commercial and industrial	$46	165	55	39	61
Real estate mortgage	75	105	128	38	47
Real estate construction	—	7	86	1	—
Total commercial	121	277	269	78	108
Consumer:
Residential mortgage – first lien	68	73	85	135	97
Residential mortgage – junior lien	13	12	15	19	28
Credit card	238	271	394	365	297
Auto	60	43	46	65	50
Other consumer	15	61	58	28	77
Total consumer	394	460	598	612	549
Total, not government insured/guaranteed	$515	737	867	690	657
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
Loans 90 days or more past due and still accruing, excluding government insured/guaranteed loans, at September 30, 2021, were down from December 31, 2020, due to decreases in delinquent consumer loans driven by strong payment performance, partially offset by increases in delinquent commercial real estate mortgage loans. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who would have otherwise moved into past due status.
Loans 90 days or more past due and still accruing whose repayments are predominantly insured by the FHA or guaranteed by the VA for mortgages at September 30, 2021, were down from December 31, 2020, due to the sales of loans purchased from GNMA loan securitization pools in prior periods.

42	Wells Fargo & Company

NET CHARGE-OFFS Table 23 presents net loan charge-offs for third quarter 2021 and the previous four quarters.

Table 23: Net Loan Charge-offs

	Quarter ended
	Sep 30, 2021		Jun 30, 2021		Mar 31, 2021		Dec 31, 2020		Sep 30, 2020
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$46	0.06%	$81	0.10%	$88	0.11%	$111	0.14%	$274	0.33%
Real estate mortgage	(10)	(0.03)	(5)	(0.02)	46	0.16	162	0.53	56	0.18
Real estate construction	1	—	(1)	—	—	—	—	—	(2)	(0.03)
Lease financing	1	0.03	5	0.12	15	0.40	35	0.83	28	0.66
Total commercial	38	0.03	80	0.07	149	0.13	308	0.26	356	0.29
Consumer:
Residential mortgage – first lien	(14)	(0.02)	(19)	(0.03)	(24)	(0.04)	(3)	—	(1)	—
Residential mortgage – junior lien	(28)	(0.61)	(31)	(0.60)	(19)	(0.35)	(24)	(0.39)	(14)	(0.22)
Credit card	158	1.77	256	3.01	236	2.71	190	2.09	245	2.71
Auto	26	0.20	45	0.35	52	0.44	51	0.43	31	0.25
Other consumer	79	1.22	50	0.80	119	1.97	62	0.88	66	0.80
Total consumer	221	0.23	301	0.32	364	0.37	276	0.26	327	0.30
Total	$259	0.12%	$381	0.18%	$513	0.24%	$584	0.26%	$683	0.29%

(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.

The decrease in commercial net loan charge-offs in third quarter 2021, compared with the prior quarter, was due to higher recoveries in the commercial and industrial portfolio driven by the oil, gas, and pipeline industry.
The decrease in consumer net loan charge-offs in third quarter 2021, compared with the prior quarter, was driven by lower losses in credit card and auto, partially offset by an increase in other consumer losses.
The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for credit losses for loans, payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of loan charge-offs. For additional information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in this Report.

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

Wells Fargo & Company	43

Risk Management – Credit Risk Management (continued)

Table 24 presents the allocation of the ACL for loans by loan portfolio segment and class for the most recent quarter and last four year ends.

Table 24: Allocation of the ACL for Loans (1)

	Sep 30, 2021		Dec 31, 2020		Dec 31, 2019		Dec 31, 2018		Dec 31, 2017
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$5,193	38%	$7,230	36%	$3,600	37%	$3,628	37%	$3,752	35%
Real estate mortgage	2,422	14	3,167	14	1,236	13	1,282	13	1,374	13
Real estate construction	470	2	410	2	1,079	2	1,200	2	1,238	3
Lease financing	480	2	709	2	330	2	307	2	268	2
Total commercial	8,565	56	11,516	54	6,245	54	6,417	54	6,632	53
Consumer:
Residential mortgage – first lien	1,197	29	1,600	31	692	30	750	30	1,085	30
Residential mortgage – junior lien	201	2	653	3	247	3	431	3	608	4
Credit card	3,356	4	4,082	4	2,252	4	2,064	4	1,944	4
Auto	901	6	1,230	5	459	5	475	5	1,039	5
Other consumer	485	3	632	3	561	4	570	4	652	4
Total consumer	6,140	44	8,197	46	4,211	46	4,290	46	5,328	47
Total	$14,705	100%	$19,713	100%	$10,456	100%	$10,707	100%	$11,960	100%

Components:
Allowance for loan losses		$13,517		18,516		9,551		9,775		11,004
Allowance for unfunded credit commitments		1,188		1,197		905		932		956
Allowance for credit losses		$14,705		19,713		10,456		10,707		11,960
Ratio of allowance for loan losses to total net loan charge-offs (2)		13.14x		5.63		3.46		3.56		3.76
Allowance for loan losses as a percentage of total loans		1.57%		2.09		0.99		1.03		1.15
Allowance for credit losses for loans as a percentage of total loans		1.70		2.22		1.09		1.12		1.25
Allowance for credit losses for loans as a percentage of total nonaccrual loans		208		226		196		165		156
(1)Disclosure is not comparative due to our adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) on January 1, 2020. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2021.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 24 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $5.0 billion, or 25%, from December 31, 2020, reflecting better portfolio credit quality and improvements in current and forecasted economic conditions. Total provision for credit losses for loans was $(1.4) billion in third quarter 2021, compared with $751 million in the same period a year ago, reflecting lower net charge-offs and improvements in current and forecasted economic conditions. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans. The scenarios generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. In our estimate of the ACL for loans at September 30, 2021, we weighted the base scenario and the downside scenarios. The base scenario assumed economic improvements in the near term with a return to normalized levels near the end of 2022. The downside scenarios assumed economic conditions ranging from a mild recession to a more severe recession, reflecting continued economic impacts from the COVID-19 pandemic.
Additionally, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments. We also considered the significant uncertainty related to the duration and severity of the economic impacts from the COVID-19 pandemic and the incremental risks to our loan portfolio.
The forecasted key economic variables used in our estimate of the ACL for loans at September 30 and June 30, 2021, are presented in Table 25.

44	Wells Fargo & Company

Table 25: Forecasted Key Economic Variables

	4Q 2021	2Q 2022	4Q 2022
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2021	5.6%	6.2	6.9
September 30, 2021	5.2	6.2	6.6

U.S. real GDP (2):
June 30, 2021	1.0	(0.4)	0.6
September 30, 2021	3.1	(0.2)	0.6

Home price index (3):
June 30, 2021	2.8	(6.5)	(5.2)
September 30, 2021	10.1	(1.2)	(6.5)

Commercial real estate asset prices (3):
June 30, 2021	7.8	(11.9)	(10.4)
September 30, 2021	4.1	(3.3)	(7.7)
(1)Quarterly average.
(2)Percent change from the preceding period, seasonally adjusted annualized rate.
(3)Percent change year over year of national average; outlook differs by geography and property type.
Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and GDP), among other factors. We observed economic improvements in the first nine months of 2021; however, there remained significant uncertainty related to the length and severity of the economic impact of the COVID-19 pandemic and the impact of other factors that may influence the level of eventual losses and corresponding requirements for future amounts of the ACL, including the impact of economic stimulus programs and customer accommodation activity. The COVID-19 pandemic could continue to impact the recognition of credit losses in our loan portfolios and may result in increases or decreases in our ACL.
We believe the ACL for loans of $14.7 billion at September 30, 2021, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2020 Form 10-K.

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
Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. As a result of the COVID-19 pandemic, our repurchases of these loans were elevated in 2020 but returned to more normalized levels in the first nine months of 2021. These repurchased loan balances were $20.4 billion and $34.8 billion at September 30, 2021, and December 31, 2020, respectively, which included $17.0 billion and $29.9 billion, respectively, in our held for investment loan portfolio, with the remainder in loans held for sale.
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

Wells Fargo & Company	45

Risk Management – Asset/Liability Management (continued)
slower rate than anticipated, which could impact portfolio income; or
•interest rates may have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, and the fair value of MSRs and other financial instruments.
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
Our most recent simulations, as presented in Table 26, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer (e.g., 10-year U.S. Treasury securities) and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 26:
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
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 26: Net Interest Income Sensitivity

($ in billions)	Sep 30, 2021	Dec 31, 2020
Parallel Shift:
+100 bps shift in interest rates	$7.4	6.7
-100 bps shift in interest rates	(2.9)	(2.7)

Steeper yield curve:
+50 bps shift in long-term interest rates	1.2	1.3

Flatter yield curve:
+50 bps shift in short-term interest rates	2.7	2.2
-50 bps shift in long-term interest rates	(1.2)	(1.4)
The interest rate sensitivity included in Table 26 indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income.
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

MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It also includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with the mortgage book, and impairment of private equity investments. For information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2020 Form 10-K.

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

46	Wells Fargo & Company

see Note 2 (Trading Activities) to Financial Statements in this Report.
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
Table 27 shows the Company’s Trading General VaR by risk category. The decrease in average Company Trading General VaR for the quarter ended September 30, 2021, compared with the same period a year ago, was driven by a greater presence of market volatility dropping out of the 12-month historical lookback window used to calculate average Company Trading General VaR for the quarter ended September 30, 2021. Market volatility present in average Company Trading General VaR for the quarter ended September 30, 2020, was driven by the impact of the COVID-19 pandemic, in particular, changes in interest rate curves and a significant widening of credit spreads.
Table 27: Trading 1-Day 99% General VaR by Risk Category

		Quarter ended
	September 30, 2021				June 30, 2021				September 30, 2020
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$19	18	13	26	14	21	12	30	98	85	59	104
Interest rate	12	9	5	15	7	7	4	22	145	155	114	201
Equity	27	28	22	39	29	37	25	56	21	17	9	24
Commodity	6	6	2	20	28	7	2	28	5	5	2	8
Foreign exchange	1	0	0	1	0	1	0	1	1	1	1	2
Diversification benefit (1)	(35)	(28)			(38)	(30)			(121)	(110)
Company Trading General VaR	30	33			40	43			149	153
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
LIQUIDITY RISK AND FUNDING In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To help achieve this objective, we monitor both the consolidated company and the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity, and WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2020 Form 10-K. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2021 Second Quarter Report on Form 10-Q.

Liquidity Standards We are subject to a rule, issued by the FRB, OCC and Federal Deposit Insurance Corporation (FDIC), that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule predominantly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.

Wells Fargo & Company	47

Risk Management – Asset/Liability Management (continued)
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. As of September 30, 2021, we were compliant with the NSFR requirement.
Liquidity Coverage Ratio As of September 30, 2021, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 28 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 28: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020
HQLA (1):
Eligible cash	$244,260	248,404	210,715
Eligible securities (2)	138,525	137,718	213,358
Total HQLA	382,785	386,122	424,073
Projected net cash outflows	320,782	314,678	317,064
LCR	119%	123	134
(1)Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule. Our primary sources of liquidity are presented in Table 29, which also includes encumbered securities that are not included as available HQLA in the calculation of the LCR.
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
Table 29: Primary Sources of Liquidity

	September 30, 2021			December 31, 2020
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$241,178	—	241,178	236,376	—	236,376
Debt securities of U.S. Treasury and federal agencies	62,565	3,326	59,239	70,756	5,370	65,386
Federal agency mortgage-backed securities (1)	281,492	47,348	234,144	258,668	49,156	209,512
Total	$585,235	50,674	534,561	565,800	54,526	511,274
(1)Included in encumbered securities at September 30, 2021, were securities with a fair value of $2.0 billion, which were purchased in September 2021, but settled in October 2021.
In addition to our primary sources of liquidity shown in
Table 29, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of September 30, 2021, we also maintained approximately $208.3 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 170% and 158% of total loans at September 30, 2021, and December 31, 2020, respectively. Additional funding is provided by long-term debt and short-term borrowings. Table 30 shows selected information for short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.

48	Wells Fargo & Company

Table 30: Short-Term Borrowings

	Quarter ended
(in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Balance, period end
Federal funds purchased and securities sold under agreements to repurchase	$29,445	33,708	46,871	46,362	44,055
Other short-term borrowings	12,535	11,927	12,049	12,637	11,169
Total	$41,980	45,635	58,920	58,999	55,224
Average daily balance for period
Federal funds purchased and securities sold under agreements to repurchase	$32,489	36,526	47,358	46,069	46,504
Other short-term borrowings	11,410	11,979	11,724	11,235	10,788
Total	$43,899	48,505	59,082	57,304	57,292
Maximum month-end balance for period
Federal funds purchased and securities sold under agreements to repurchase (1)	$33,247	33,708	47,050	46,879	49,148
Other short-term borrowings (2)	12,535	12,563	12,049	12,637	11,169
(1)Maximum month-end balance in each of the last five quarters was in August, June and February 2021, and November and July 2020.
(2)Maximum month-end balance in each of the last five quarters was in September, April and March 2021, and December and September 2020.
Long-Term Debt We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. Table 31 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2021 and the following years thereafter, as of September 30, 2021.
Table 31: Maturity of Long-Term Debt

	September 30, 2021
(in millions)	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$1,524	13,197	8,092	12,062	14,797	70,046	119,718
Subordinated notes	—	—	3,689	750	1,094	22,347	27,880
Junior subordinated notes	—	—	—	—	—	1,373	1,373
Total long-term debt – Parent	1,524	13,197	11,781	12,812	15,891	93,766	148,971
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	1	28	4	3	189	228	453
Subordinated notes	—	—	1,056	—	166	4,169	5,391
Junior subordinated notes	—	—	—	—	—	385	385
Securitizations and other bank debt	1,211	1,553	1,088	643	146	1,468	6,109
Total long-term debt – Bank	1,212	1,581	2,148	646	501	6,250	12,338
Other consolidated subsidiaries
Senior notes	114	189	503	106	427	334	1,673
Total long-term debt – Other consolidated subsidiaries	114	189	503	106	427	334	1,673
Total long-term debt	$2,850	14,967	14,432	13,564	16,819	100,350	162,982

Wells Fargo & Company	49

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
On July 12, 2021, Moody’s Investors Service (Moody’s) upgraded the senior debt rating of the Company to A1 from A2 as a result of revisions to its bank ratings methodology. On September 28, 2021, S&P Global Ratings affirmed the Company’s ratings and retained the stable ratings outlook.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2021, are presented in Table 32.

Table 32: Credit Ratings as of September 30, 2021

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)
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

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at September 30, 2021, increased $13.0 billion from December 31, 2020, predominantly as a result of $15.8 billion of Wells Fargo net income, partially offset by $2.6 billion of common and preferred stock dividends. During the first nine months of 2021, we issued $957 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. During the first nine months of 2021, we repurchased 167 million shares of common stock at a cost of $7.5 billion. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.
In the first nine months of 2021, we issued $5.8 billion of preferred stock and redeemed $6.7 billion of preferred stock. For additional information, see Note 16 (Preferred Stock) to Financial Statements in this Report.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the two approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 33 and Table 34 present the risk-based capital requirements applicable to the Company on a fully phased-in basis under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2021.
Table 33: Risk-Based Capital Requirements – Standardized Approach

Table 34: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 33 and Table 34, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. The Company’s stress capital buffer for the period October 1, 2020, through September 30, 2021, was 2.50%. On August 5, 2021, the FRB confirmed that the Company's stress capital buffer for the period October 1, 2021, through September 30, 2022, is 3.10%.
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

Wells Fargo & Company	51

Capital Management (continued)
and are scheduled to be fully phased-in beginning January 1, 2022.
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
Table 35 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios on a fully phased-in basis at September 30, 2021, and December 31, 2020. Fully phased-in total capital amounts and ratios are considered non-GAAP financial measures that are used by management, bank regulatory agencies, investors and analysts to assess and monitor the Company’s capital position. See Table 36 for information regarding the calculation and components of our CET1, tier 1 capital, total capital and RWAs, as well as a corresponding reconciliation to GAAP financial measures for our fully phased-in total capital amounts.
Table 35: Capital Components and Ratios (Fully Phased-In)

			September 30, 2021			December 31, 2020
(in millions, except ratios)		Required Capital Ratios (1)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach
Common Equity Tier 1	(A)		$141,585	141,585		138,297		138,297
Tier 1 Capital	(B)		160,615	160,615		158,196		158,196
Total Capital	(C)		187,416	197,613		186,803		196,529
Risk-Weighted Assets	(D)		1,138,635	1,218,911		1,158,355		1,193,744
Common Equity Tier 1 Capital Ratio	(A)/(D)	9.00%	12.43	11.62	*	11.94		11.59	*
Tier 1 Capital Ratio	(B)/(D)	10.50	14.11	13.18	*	13.66		13.25	*
Total Capital Ratio	(C)/(D)	12.50	16.46	16.21	*	16.14	*	16.47
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments. The required ratios were the same under both the Standardized and Advanced Approaches at September 30, 2021.

52	Wells Fargo & Company

Table 36 provides information regarding the calculation and composition of our risk-based capital under the Advanced and Standardized Approaches at September 30, 2021, and December 31, 2020.

Table 36: Risk-Based Capital Calculation and Components

		September 30, 2021		December 31, 2020
(in millions)		Advanced Approach	Standardized Approach	Advanced Approach	Standardized Approach
Total equity (1)		$191,071	191,071	185,712	185,712
Effect of accounting policy changes (1)		—	—	208	208
Total equity (as reported)		191,071	191,071	185,920	185,920
Adjustments:
Preferred stock		(20,270)	(20,270)	(21,136)	(21,136)
Additional paid-in capital on preferred stock		120	120	152	152
Unearned ESOP shares		875	875	875	875
Noncontrolling interests		(2,043)	(2,043)	(1,033)	(1,033)
Total common stockholders’ equity		$169,753	169,753	164,778	164,778
Adjustments:
Goodwill		(26,191)	(26,191)	(26,392)	(26,392)
Certain identifiable intangible assets (other than MSRs)		(281)	(281)	(342)	(342)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,120)	(2,120)	(1,965)	(1,965)
Applicable deferred taxes related to goodwill and other intangible assets (2)		886	886	856	856
CECL transition provision (3)		463	463	1,720	1,720
Other		(925)	(925)	(358)	(358)
Common Equity Tier 1		$141,585	141,585	138,297	138,297
Preferred stock		20,270	20,270	21,136	21,136
Additional paid-in capital on preferred stock		(120)	(120)	(152)	(152)
Unearned ESOP shares		(875)	(875)	(875)	(875)
Other		(245)	(245)	(210)	(210)
Total Tier 1 capital	(A)	$160,615	160,615	158,196	158,196
Long-term debt and other instruments qualifying as Tier 2		22,753	22,753	24,387	24,387
Qualifying allowance for credit losses (4)		4,368	14,565	4,408	14,134
Other		(320)	(320)	(188)	(188)
Total Tier 2 capital (fully phased-in)	(B)	$26,801	36,998	28,607	38,333
Effect of Basel III transition requirements		26	26	131	131
Total Tier 2 capital (Basel III transition requirements)		$26,827	37,024	28,738	38,464

Total qualifying capital (fully phased-in)	(A)+(B)	$187,416	197,613	186,803	196,529
Total Effect of Basel III transition requirements		26	26	131	131
Total qualifying capital (Basel III transition requirements)		$187,442	197,639	186,934	196,660

Risk-Weighted Assets (RWAs)(5):
Credit risk (6)		$742,147	1,164,248	752,999	1,125,813
Market risk		54,663	54,663	67,931	67,931
Operational risk		341,825	—	337,425	—
Total RWAs		$1,138,635	1,218,911	1,158,355	1,193,744
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
(3)At September 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $463 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $5.8 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2021.
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
(6)Includes an increase of $132 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses as of September 30, 2021. See footnote (4) to this table.

Wells Fargo & Company	53

Capital Management (continued)
Table 37 presents the changes in CET1 for the nine months ended September 30, 2021.
Table 37: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2020	$138,297
Net income applicable to common stock	14,786
Common stock dividends	(1,637)
Common stock issued, repurchased, and stock compensation-related items	(6,614)
Changes in cumulative other comprehensive income	(1,371)
Goodwill	201
Certain identifiable intangible assets (other than MSRs)	61
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)	(155)
Applicable deferred taxes related to goodwill and other intangible assets (1)	30
CECL transition provision (2)	(1,257)
Other	(756)
Change in Common Equity Tier 1	3,288
Common Equity Tier 1 at September 30, 2021	$141,585
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)At September 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on our regulatory capital was an increase in capital of $463 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $5.8 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2021.
Table 38 presents net changes in the components of RWAs under the Advanced and Standardized Approaches for the nine months ended September 30, 2021.
Table 38: Analysis of Changes in RWAs

(in millions)	Advanced Approach	Standardized Approach
RWAs at December 31, 2020	$1,158,355	1,193,744
Net change in credit risk RWAs (1)	(10,852)	38,435
Net change in market risk RWAs	(13,268)	(13,268)
Net change in operational risk RWAs	4,400	—
Total change in RWAs	(19,720)	25,167
RWAs at September 30, 2021	$1,138,635	1,218,911
(1)Includes an increase of $132 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on our excess allowance for credit losses. See Table 36 for additional information.

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
Table 39 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 39: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2021	Jun 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Total equity		$191,071	193,127	181,727	194,041	190,968	181,377	191,379	184,435
Adjustments:
Preferred stock		(20,270)	(20,820)	(21,098)	(21,403)	(21,108)	(21,098)	(21,449)	(21,411)
Additional paid-in capital on preferred stock		120	136	159	145	138	158	143	145
Unearned ESOP shares		875	875	875	875	875	875	875	1,052
Noncontrolling interests		(2,043)	(1,865)	(859)	(1,845)	(1,313)	(761)	(1,427)	(730)
Total common stockholders’ equity	(A)	169,753	171,453	160,804	171,813	169,560	160,551	169,521	163,491
Adjustments:
Goodwill		(26,191)	(26,194)	(26,387)	(26,192)	(26,213)	(26,388)	(26,262)	(26,386)
Certain identifiable intangible assets (other than MSRs)		(281)	(301)	(366)	(290)	(310)	(378)	(310)	(401)
Goodwill and other intangibles on nonmarketable equity securities (included in other assets)		(2,120)	(2,256)	(2,019)	(2,169)	(2,208)	(2,045)	(2,198)	(2,040)
Applicable deferred taxes related to goodwill and other intangible assets (1)		886	875	842	882	873	838	873	828
Tangible common equity	(B)	$142,047	143,577	132,874	144,044	141,702	132,578	141,624	135,492
Common shares outstanding	(C)	3,996.9	4,108.0	4,132.5	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,787	5,743	2,901	$14,786	(955)
Book value per common share	(A)/(C)	$42.47	41.74	38.91	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	35.54	34.95	32.15	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE) (annualized)	(D)/(A)	N/A	N/A	N/A	11.05%	13.59	7.19	11.66%	(0.78)
Return on average tangible common equity (ROTCE) (annualized)	(D)/(B)	N/A	N/A	N/A	13.18	16.26	8.71	13.96	(0.94)
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 40 presents the leverage requirements applicable to the Company as of September 30, 2021.
Table 40: Leverage Requirements Applicable to the Company
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum tier 1 leverage ratio of 4.00%.
The FRB and OCC have proposed amendments to the SLR rules. For information regarding the proposed amendments to the SLR rules, see the “Capital Management – Leverage Requirements” section in our 2020 Form 10-K.
At September 30, 2021, the Company’s SLR was 6.94%, and each of our IDIs exceeded their applicable SLR requirements. Table 41 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Wells Fargo & Company	55

Capital Management (continued)
Table 41: Leverage Ratios for the Company

(in millions, except ratios)		Quarter ended September 30, 2021
Tier 1 capital	(A)	$160,615
Total average assets		1,950,164
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,814
Total adjusted average assets		1,921,350
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		70,638
Repo-style transactions (2)		3,668
Other (3)		317,978
Total off-balance sheet exposures		392,284
Total leverage exposure	(B)	$2,313,634
Supplementary leverage ratio	(A)/(B)	6.94%

Tier 1 leverage ratio (4)		8.36%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2021, are presented in Table 42.
Table 42: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

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
+
Greater of method one and method two G-SIB capital surcharge

The FRB and OCC have proposed amendments to the TLAC and eligible unsecured long-term debt requirements. For information regarding these proposed amendments, see the “Capital Management – Total Loss Absorbing Capacity” section in our 2020 Form 10-K.
Table 43 provides our TLAC and eligible unsecured long-term debt and related ratios as of September 30, 2021, and December 31, 2020.
Table 43: TLAC and Eligible Unsecured Long-Term Debt

($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
	September 30, 2021
Total eligible amount	$288,605		124,338

Percentage of RWAs (3)	23.68%	21.50	10.20	8.00
Percentage of total leverage exposure	12.47	9.50	5.37	4.50

	December 31, 2020
Total eligible amount	$307,226		140,703

Percentage of RWAs (3)	25.74%	22.00	11.79	8.00
Percentage of total leverage exposure (4)	15.64	9.50	7.16	4.50
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

56	Wells Fargo & Company

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
At September 30, 2021, we had remaining Board authority to repurchase approximately 500 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during third quarter 2021, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2020 Form 10-K and the “Regulatory Matters” section in our 2021 First and Second Quarter Reports on Form 10-Q.

Wells Fargo & Company	57

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
•ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

58	Wells Fargo & Company

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

Wells Fargo & Company	59

Forward-Looking Statements (continued)
financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company’s Board of Directors, and may be subject to regulatory approval or conditions.
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

60	Wells Fargo & Company

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

Wells Fargo & Company	61

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2021, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

62	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Interest income
Debt securities	$2,354	2,446	$6,865	8,864
Loans held for sale	172	239	696	685
Loans (1)	7,057	7,965	21,353	26,508
Equity securities	146	101	415	423
Other interest income	105	60	244	889
Total interest income	9,834	10,811	29,573	37,369
Interest expense
Deposits	99	314	303	2,641
Short-term borrowings	(7)	(12)	(28)	262
Long-term debt	745	1,038	2,483	3,515
Other interest expense	88	92	298	350
Total interest expense	925	1,432	3,056	6,768
Net interest income	8,909	9,379	26,517	30,601
Noninterest income
Deposit and lending-related fees	1,781	1,651	5,101	4,913
Investment advisory and other asset-based fees (2)	2,882	2,505	8,432	7,265
Commissions and brokerage services fees (2)	525	568	1,741	1,795
Investment banking fees	547	441	1,685	1,379
Card fees	1,078	912	3,104	2,601
Mortgage banking	1,259	1,590	3,921	2,286
Net gains on trading and securities	1,244	1,274	4,852	1,726
Other (1)	609	996	2,283	3,209
Total noninterest income	9,925	9,937	31,119	25,174
Total revenue	18,834	19,316	57,636	55,775
Provision for credit losses	(1,395)	769	(3,703)	14,308
Noninterest expense
Personnel	8,690	8,624	27,066	25,863
Technology, telecommunications and equipment	741	791	2,400	2,261
Occupancy	738	851	2,243	2,437
Operating losses	540	1,219	1,056	2,902
Professional and outside services	1,417	1,760	4,255	5,042
Advertising and promotion	153	144	375	462
Restructuring charges	1	718	10	718
Other	1,023	1,122	3,228	3,143
Total noninterest expense	13,303	15,229	40,633	42,828
Income (loss) before income tax expense	6,926	3,318	20,706	(1,361)
Income tax expense (benefit) (1)	1,521	(83)	3,867	(1,731)
Net income before noncontrolling interests	5,405	3,401	16,839	370
Less: Net income from noncontrolling interests	283	185	1,041	84
Wells Fargo net income (1)	$5,122	3,216	$15,798	286
Less: Preferred stock dividends and other	335	315	1,012	1,241
Wells Fargo net income (loss) applicable to common stock (1)	$4,787	2,901	$14,786	(955)
Per share information (1)
Earnings (loss) per common share	$1.18	0.70	$3.60	(0.23)
Diluted earnings (loss) per common share	1.17	0.70	3.57	(0.23)
Average common shares outstanding	4,056.3	4,123.8	4,107.1	4,111.4
Diluted average common shares outstanding	4,090.4	4,132.2	4,140.0	4,111.4
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
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	63

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income before noncontrolling interests (1)	$5,405	3,401	16,839	370
Other comprehensive income (loss), after tax:
Net change in debt securities	(468)	5	(1,689)	920
Net change in derivatives and hedging activities	38	(14)	101	126
Defined benefit plans adjustments	(121)	(15)	248	(416)
Net change in foreign currency translation adjustments	(64)	72	(31)	(70)
Other comprehensive income (loss), after tax	(615)	48	(1,371)	560
Total comprehensive income before noncontrolling interests (1)	4,790	3,449	15,468	930
Less: Other comprehensive loss from noncontrolling interests	(2)	—	—	(1)
Less: Net income from noncontrolling interests	283	185	1,041	84
Wells Fargo comprehensive income (1)	$4,509	3,264	14,427	847
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

64	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2021	Dec 31, 2020
Assets	(Unaudited)
Cash and due from banks	$25,509	28,236
Interest-earning deposits with banks	241,178	236,376
Total cash, cash equivalents, and restricted cash	266,687	264,612
Federal funds sold and securities purchased under resale agreements	67,807	65,672
Debt securities:
Trading, at fair value	94,943	75,095
Available-for-sale, at fair value (includes amortized cost of $182,699 and $215,533, net of allowance for credit losses)	185,557	220,392
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $264,022 and $212,307)	262,493	205,720
Loans held for sale (includes $17,781 and $18,806 carried at fair value)	24,811	36,384
Loans	862,827	887,637
Allowance for loan losses	(13,517)	(18,516)
Net loans	849,310	869,121
Mortgage servicing rights (includes $6,862 and $6,125 carried at fair value)	8,148	7,437
Premises and equipment, net	8,599	8,895
Goodwill	26,191	26,392
Derivative assets	27,060	25,846
Equity securities (includes $35,556 and $34,009 carried at fair value)	66,526	60,008
Other assets	66,769	87,337
Total assets (1)	$1,954,901	1,952,911
Liabilities
Noninterest-bearing deposits	$529,051	467,068
Interest-bearing deposits	941,328	937,313
Total deposits	1,470,379	1,404,381
Short-term borrowings	41,980	58,999
Derivative liabilities	12,976	16,509
Accrued expenses and other liabilities (includes $25,524 and $22,441 carried at fair value)	75,513	74,360
Long-term debt	162,982	212,950
Total liabilities (2)	1,763,830	1,767,199
Equity
Wells Fargo stockholders’ equity:
Preferred stock	20,270	21,136
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,134	60,197
Retained earnings	175,709	162,683
Cumulative other comprehensive income (loss)	(1,177)	194
Treasury stock – 1,484,890,493 shares and 1,337,799,931 shares	(74,169)	(67,791)
Unearned ESOP shares	(875)	(875)
Total Wells Fargo stockholders’ equity	189,028	184,680
Noncontrolling interests	2,043	1,032
Total equity	191,071	185,712
Total liabilities and equity	$1,954,901	1,952,911
(1)Our consolidated assets at September 30, 2021, and December 31, 2020, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $515 million and $967 million; Loans, $4.0 billion and $10.9 billion; All other assets, $334 million and $310 million; and Total assets, $4.9 billion and $12.1 billion, respectively.
(2)Our consolidated liabilities at September 30, 2021, and December 31, 2020, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $166 million and $203 million; All other liabilities, $589 million and $900 million; and Total liabilities, $755 million and $1.1 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	65

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity – Quarter ended September 30 (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
Net income						5,122				283	5,405
Other comprehensive loss, net of tax							(613)			(2)	(615)
Noncontrolling interests										(103)	(103)
Common stock issued			3.1			(22)		160			138
Common stock repurchased			(114.2)					(5,291)			(5,291)
Preferred stock redeemed (1)	(0.1)	(1,800)			38	(38)					(1,800)
Preferred stock issued	—	1,250			(23)						1,227
Common stock dividends					10	(821)					(811)
Preferred stock dividends						(297)					(297)
Stock incentive compensation expense					139						139
Net change in deferred compensation and related plans					(48)			—			(48)
Net change	(0.1)	(550)	(111.1)	—	116	3,944	(613)	(5,131)	—	178	(2,056)
Balance September 30, 2021	5.5	$20,270	3,996.9	$9,136	60,134	175,709	(1,177)	(74,169)	(875)	2,043	191,071
Balance June 30, 2020 (2)	5.5	$21,098	4,119.6	$9,136	59,923	158,466	(798)	(69,050)	(875)	735	178,635
Net income (2)						3,216				185	3,401
Other comprehensive income, net of tax							48			—	48
Noncontrolling interests										(60)	(60)
Common stock issued			13.0			(343)		668			325
Common stock repurchased			(0.1)					(3)			(3)
Preferred stock redeemed	—	—			—	—					—
Preferred stock issued	—	—			—						—
Common stock dividends					3	(417)					(414)
Preferred stock dividends						(315)					(315)
Stock incentive compensation expense					136						136
Net change in deferred compensation and related plans					(27)			1			(26)
Net change (2)	—	—	12.9	—	112	2,141	48	666	—	125	3,092
Balance September 30, 2020 (2)	5.5	$21,098	4,132.5	$9,136	60,035	160,607	(750)	(68,384)	(875)	860	181,727
(1)Represents the impact of the redemption of Preferred Stock, Series O and Series X, in third quarter 2021. For additional information, see Note 16 (Preferred Stock).
(2)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

The accompanying notes are an integral part of these statements.

66	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity – Nine months ended September 30 (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2020 (1)	5.5	$21,136	4,144.0	$9,136	60,197	162,683	194	(67,791)	(875)	1,032	185,712
Net income						15,798				1,041	16,839
Other comprehensive loss, net of tax							(1,371)			—	(1,371)
Noncontrolling interests										(30)	(30)
Common stock issued			19.6		—	(103)		1,060			957
Common stock repurchased			(166.7)					(7,452)			(7,452)
Preferred stock redeemed (2)	(0.2)	(6,676)			86	(86)					(6,676)
Preferred stock released by ESOP					—				—		—
Preferred stock converted to common shares	—	—	—		—			—			—
Preferred stock issued	0.2	5,810			(54)						5,756
Common stock dividends					20	(1,657)					(1,637)
Preferred stock dividends						(926)					(926)
Stock incentive compensation expense					863						863
Net change in deferred compensation and related plans					(978)			14			(964)
Net change	—	(866)	(147.1)	—	(63)	13,026	(1,371)	(6,378)	—	1,011	5,359
Balance September 30, 2021	5.5	$20,270	3,996.9	$9,136	60,134	175,709	(1,177)	(74,169)	(875)	2,043	191,071
Balance December 31, 2019	7.5	$21,549	4,134.4	$9,136	61,049	166,697	(1,311)	(68,831)	(1,143)	838	187,984
Cumulative effect from change in accounting policies (1)						708					708
Balance January 1, 2020 (1)	7.5	21,549	4,134.4	9,136	61,049	167,405	(1,311)	(68,831)	(1,143)	838	188,692
Net income (1)						286				84	370
Other comprehensive income (loss), net of tax							561			(1)	560
Noncontrolling interests										(61)	(61)
Common stock issued			63.9		207	(1,200)		3,362			2,369
Common stock repurchased			(75.5)					(3,412)			(3,412)
Preferred stock redeemed (3)	(1.9)	(2,215)			17	(272)					(2,470)
Preferred stock released by ESOP					(19)				268		249
Preferred stock converted to common shares	(0.2)	(249)	9.7		(243)			492			—
Preferred stock issued	0.1	2,013			(45)						1,968
Common stock dividends					41	(4,643)					(4,602)
Preferred stock dividends						(969)					(969)
Stock incentive compensation expense					437						437
Net change in deferred compensation and related plans					(1,409)			5			(1,404)
Net change (1)	(2.0)	(451)	(1.9)	—	(1,014)	(6,798)	561	447	268	22	(6,965)
Balance September 30, 2020 (1)	5.5	$21,098	4,132.5	$9,136	60,035	160,607	(750)	(68,384)	(875)	860	181,727
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
(2)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, in first quarter 2021; Preferred Stock, Series N, in second quarter 2021; and Preferred Stock, Series O and Series X, in third quarter 2021. For additional information, see Note 16 (Preferred Stock).
(3)Represents the impact of the redemption of the remaining Preferred Stock, Series K, and partial redemption of Preferred Stock, Series T, in first quarter 2020.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	67

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$16,839	370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(3,703)	14,308
Changes in fair value of MSRs and LHFS carried at fair value	(1,158)	4,434
Depreciation, amortization and accretion (1)	6,090	6,137
Stock-based compensation	1,858	1,337
Deferred income tax benefit (1)	(2,689)	(1,570)
Other net (gains) losses (2)	(10,304)	6,739
Originations and purchases of loans held for sale (2)	(123,983)	(135,618)
Proceeds from sales of and paydowns on loans originally classified as held for sale (2)	78,356	99,642
Net change in:
Debt and equity securities, held for trading (2)	7,638	47,322
Derivative assets and liabilities	(4,639)	(5,823)
Other assets	16,736	(9,482)
Other accrued expenses and liabilities (1)	2,617	(2,980)
Net cash provided (used) by operating activities	(16,342)	24,816
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(2,135)	32,836
Available-for-sale debt securities:
Proceeds from sales	14,568	40,709
Prepayments and maturities	61,080	59,393
Purchases	(84,576)	(54,010)
Held-to-maturity debt securities:
Paydowns and maturities	60,613	22,767
Purchases	(59,480)	(41,758)
Equity securities, not held for trading:
Proceeds from sales and capital returns	2,706	10,344
Purchases	(4,480)	(6,518)
Loans:
Loans originated by banking subsidiaries, net of principal collected	8,292	33,296
Proceeds from sales of loans originally classified as held for investment	26,388	6,828
Purchases of loans	(313)	(1,036)
Principal collected on nonbank entities’ loans	7,642	7,150
Loans originated by nonbank entities	(8,242)	(8,703)
Proceeds from sales of foreclosed assets and short sales	566	967
Other, net	1,154	(223)
Net cash provided by investing activities	23,783	102,042
Cash flows from financing activities:
Net change in:
Deposits	66,482	60,589
Short-term borrowings	(17,019)	(49,288)
Long-term debt:
Proceeds from issuance	1,143	37,901
Repayment	(44,739)	(61,151)
Preferred stock:
Proceeds from issuance	5,756	1,968
Redeemed	(6,675)	(2,470)
Cash dividends paid	(867)	(910)
Common stock:
Proceeds from issuance	214	513
Stock tendered for payment of withholding taxes	(277)	(326)
Repurchased	(7,452)	(3,412)
Cash dividends paid	(1,603)	(4,454)
Net change in noncontrolling interests	(76)	(67)
Other, net	(253)	(231)
Net cash used by financing activities	(5,366)	(21,338)
Net change in cash, cash equivalents, and restricted cash	2,075	105,520
Cash, cash equivalents, and restricted cash at beginning of period	264,612	141,250
Cash, cash equivalents, and restricted cash at end of period	$266,687	246,770
Supplemental cash flow disclosures:
Cash paid for interest	$3,407	7,099
Cash paid for income taxes, net (2)	3,114	2,171
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

68	Wells Fargo & Company

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

Wells Fargo & Company	69

Note 1: Summary of Significant Accounting Policies (continued)
Table 1.1: Impact of the Accounting Policy Changes for LIHTC Investments and Solar Energy Investments

	Quarter ended September 30, 2020				Nine months ended September 30, 2020
		Effect of accounting policy changes ($)				Effect of accounting policy changes ($)
($ in millions, except per share amounts)	As reported	LIHTC	Solar	As revised	As reported	LIHTC	Solar	As revised
Selected Income Statement Data
Interest income – loans	$7,954	—	11	7,965	26,467	—	41	26,508
Noninterest income	9,494	370	73	9,937	23,855	1,109	210	25,174
Income tax expense (benefit) (1)	645	(554)	(174)	(83)	(3,113)	1,031	351	(1,731)
Net income (loss)	2,035	924	257	3,216	309	79	(102)	286
Earnings (loss) per common share	0.42	0.22	0.06	0.70	(0.23)	0.02	(0.02)	(0.23)
Diluted earnings (loss) per common share	0.42	0.22	0.06	0.70	(0.23)	0.02	(0.02)	(0.23)

					At December 31, 2020
						Effect of accounting policy changes ($)
					As reported	LIHTC	Solar	As revised
Selected Balance Sheet Data
Equity securities					$62,260	(275)	(1,977)	60,008
Accrued expenses and other liabilities					76,404	(62)	(1,982)	74,360
Retained earnings					162,890	(207)	—	162,683
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

70	Wells Fargo & Company

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.2.

Table 1.2: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2021	2020
Available-for-sale debt securities purchased from securitization of LHFS (1)	$256	2,710
Held-to-maturity debt securities purchased from securitization of LHFS (1)	17,600	9,016
Transfers from loans to LHFS (2)	14,842	4,374
Transfers from available-for-sale debt securities to held-to-maturity debt securities	41,298	1,236
(1)Predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.
(2)Prior periods have been revised to conform to the current period presentation.

Subsequent Events
On November 1, 2021, we closed our previously announced agreement to sell our Corporate Trust Services business and our previously announced agreement to sell Wells Fargo Asset Management, which is subject to certain post-closing adjustments and earn-out provisions. We have evaluated the effects of events that have occurred subsequent to September 30, 2021, and, except for the closing of the sales of our Corporate Trust Services business and Wells Fargo Asset Management, there have been no material events that would require recognition in our third quarter 2021 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	71

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2021	Dec 31, 2020
Trading assets:
Debt securities	$94,943	75,095
Equity securities	24,277	23,032
Loans held for sale	2,405	1,015
Gross trading derivative assets	56,191	58,767
Netting (1)	(30,603)	(34,301)
Total trading derivative assets	25,588	24,466
Total trading assets	147,213	123,608
Trading liabilities:
Short sale	25,524	22,441
Gross trading derivative liabilities	43,788	53,285
Netting (1)	(32,164)	(39,444)
Total trading derivative liabilities	11,624	13,841
Total trading liabilities	$37,148	36,282
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
Table 2.2: Net Interest Income and Net Gains (Losses) on Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest income:
Debt securities	$512	$546	$1,537	1,971
Equity securities	104	68	300	273
Loans held for sale	12	6	27	24
Total interest income	628	620	1,864	2,268
Less: Interest expense	90	93	305	350
Net interest income	538	527	1,559	1,918
Net gains (losses) from trading activities (1):
Debt securities	(284)	214	(1,621)	2,898
Equity securities	771	1,381	2,780	(691)
Loans held for sale	9	14	48	26
Derivatives (2)	(404)	(1,248)	(746)	(1,001)
Total net gains from trading activities	92	361	461	1,232
Total trading-related net interest and noninterest income	$630	$888	$2,020	3,150
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

72	Wells Fargo & Company

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
    Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the third quarter and first nine months of both 2021 and 2020 was insignificant.

Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$38,273	163	(58)	38,378
Non-U.S. government securities	5,787	—	—	5,787
Securities of U.S. states and political subdivisions (2)	19,320	373	(54)	19,639
Federal agency mortgage-backed securities	91,981	2,433	(429)	93,985
Non-agency mortgage-backed securities (3)	4,366	41	(18)	4,389
Collateralized loan obligations	14,450	8	(4)	14,454
Other debt securities	8,522	416	(13)	8,925
Total available-for-sale debt securities	182,699	3,434	(576)	185,557
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	23,853	748	(414)	24,187
Securities of U.S. states and political subdivisions	29,358	721	(209)	29,870
Federal agency mortgage-backed securities	187,048	2,510	(2,051)	187,507
Non-agency mortgage-backed securities	965	45	(13)	997
Collateralized loan obligations	21,269	193	(1)	21,461
Total held-to-maturity debt securities	262,493	4,217	(2,688)	264,022
Total (4)	$445,192	7,651	(3,264)	449,579
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$21,954	205	—	22,159
Non-U.S. government securities	16,816	—	(3)	16,813
Securities of U.S. states and political subdivisions (2)	19,263	224	(81)	19,406
Federal agency mortgage-backed securities	134,838	4,260	(28)	139,070
Non-agency mortgage-backed securities (3)	3,745	30	(46)	3,729
Collateralized loan obligations	9,058	4	(44)	9,018
Other debt securities	9,859	399	(61)	10,197
Total available-for-sale debt securities	215,533	5,122	(263)	220,392
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	47,295	1,472	(170)	48,597
Securities of U.S. states and political subdivisions	25,860	938	(5)	26,793
Federal agency mortgage-backed securities	115,437	4,182	(21)	119,598
Non-agency mortgage-backed securities	890	51	(8)	933
Collateralized loan obligations	16,238	148	—	16,386
Total held-to-maturity debt securities	205,720	6,791	(204)	212,307
Total (4)	$421,253	11,913	(467)	432,699
(1)Represents amortized cost of the securities, net of the ACL of $21 million and $28 million related to AFS debt securities and $75 million and $41 million related to HTM debt securities at September 30, 2021, and December 31, 2020, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.2 billion at September 30, 2021, and $5.0 billion at December 31, 2020.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2021, and December 31, 2020.
(4)We held AFS and HTM debt securities from Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) that each exceeded 10% of stockholders’ equity, with an amortized cost of $126.7 billion and $84.0 billion and a fair value of $128.0 billion and $84.7 billion at September 30, 2021, and an amortized cost of $99.8 billion and $88.7 billion and a fair value of $103.2 billion and $91.5 billion at December 31, 2020, respectively.

Wells Fargo & Company	73

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Purchases of held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies	$—	—	$—	3,016
Securities of U.S. states and political subdivisions	1,409	—	4,492	881
Federal agency mortgage-backed securities	14,296	23,664	64,018	46,485
Non-agency mortgage-backed securities	30	19	114	93
Collateralized loan obligations	839	—	8,177	—
Total purchases of held-to-maturity debt securities	16,574	23,683	76,801	50,475
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Securities of U.S. states and political subdivisions	—	1,236	—	1,236
Federal agency mortgage-backed securities	—	—	41,298	—
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	1,236	$41,298	1,236
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest income (1):
Available-for-sale	$676	1,009	$2,142	4,084
Held-to-maturity	1,166	891	3,186	2,809
Total interest income	1,842	1,900	5,328	6,893
Provision for credit losses:
Available-for-sale	(5)	12	7	140
Held-to-maturity	(3)	6	33	19
Total provision for credit losses	(8)	18	40	159
Realized gains and losses (2):
Gross realized gains	291	264	443	768
Gross realized losses	—	—	(1)	(40)
Impairment write-downs	(8)	—	(8)	(15)
Net realized gains	$283	$264	$434	713
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2021, and December 31, 2020.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

74	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2021
Total portfolio (1)	$185,557	99%	262,568	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$132,363	100%	210,901	100%
Securities of U.S. states and political subdivisions	19,639	99	29,372	100
Collateralized loan obligations (3)	14,454	100	21,309	100
All other debt securities (4)	19,101	92	986	4
December 31, 2020
Total portfolio (1)	$220,392	99%	205,761	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$161,229	100%	162,732	100%
Securities of U.S. states and political subdivisions	19,406	99	25,870	100
Collateralized loan obligations (3)	9,018	100	16,255	100
All other debt securities (4)	30,739	93	904	6
(1)96% and 92% were rated AA- and above at September 30, 2021, and December 31, 2020, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)99% and 98% were rated AA- and above at September 30, 2021, and December 31, 2020, respectively.
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
Debt securities that are past due and still accruing were insignificant at both September 30, 2021, and December 31, 2020. The carrying value of debt securities in nonaccrual status was insignificant at both September 30, 2021, and December 31, 2020. Charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2021 and 2020.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the third quarter and first nine months of both 2021 and 2020.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(58)	15,082	—	—	(58)	15,082
Non-U.S. government securities	—	—	—	—	—	—
Securities of U.S. states and political subdivisions	(45)	2,326	(9)	494	(54)	2,820
Federal agency mortgage-backed securities	(389)	28,889	(40)	2,653	(429)	31,542
Non-agency mortgage-backed securities	(2)	356	(16)	628	(18)	984
Collateralized loan obligations	(1)	868	(3)	1,283	(4)	2,151
Other debt securities	(6)	1,202	(7)	685	(13)	1,887
Total available-for-sale debt securities	$(501)	48,723	(75)	5,743	(576)	54,466
December 31, 2020
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	—	—	—	—
Non-U.S. government securities	(3)	16,812	—	—	(3)	16,812
Securities of U.S. states and political subdivisions	(51)	3,681	(30)	1,101	(81)	4,782
Federal agency mortgage-backed securities	(27)	11,310	(1)	316	(28)	11,626
Non-agency mortgage-backed securities	(28)	1,366	(18)	534	(46)	1,900
Collateralized loan obligations	(27)	5,082	(17)	1,798	(44)	6,880
Other debt securities	(16)	647	(45)	1,604	(61)	2,251
Total available-for-sale debt securities	$(152)	38,898	(111)	5,353	(263)	44,251
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

76	Wells Fargo & Company

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2021
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$38,273	5	18,925	17,381	1,962
Fair value	38,378	5	18,934	17,362	2,077
Weighted average yield	0.76%	2.00	0.34	1.13	1.44
Non-U.S. government securities
Amortized cost, net	$5,787	5,762	25	—	—
Fair value	5,787	5,762	25	—	—
Weighted average yield	(0.11%)	(0.12)	0.42	—	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$19,320	1,207	2,472	5,329	10,312
Fair value	19,639	1,208	2,513	5,327	10,591
Weighted average yield	2.02%	1.37	1.45	1.41	2.55
Federal agency mortgage-backed securities
Amortized cost, net	$91,981	9	221	2,969	88,782
Fair value	93,985	9	235	3,074	90,667
Weighted average yield	2.62%	2.29	3.33	2.29	2.63
Non-agency mortgage-backed securities
Amortized cost, net	$4,366	—	—	148	4,218
Fair value	4,389	—	—	147	4,242
Weighted average yield	1.99%	—	—	2.28	1.98
Collateralized loan obligations
Amortized cost, net	$14,450	—	92	7,086	7,272
Fair value	14,454	—	92	7,086	7,276
Weighted average yield	1.38%	—	2.17	1.37	1.39
Other debt securities
Amortized cost, net	$8,522	263	2,393	2,566	3,300
Fair value	8,925	264	2,478	2,606	3,577
Weighted average yield	3.08%	3.27	4.23	3.23	2.11
Total available-for-sale debt securities
Amortized cost, net	$182,699	7,246	24,128	35,479	115,846
Fair value	185,557	7,248	24,277	35,602	118,430
Weighted average yield	1.99%	0.35	0.87	1.47	2.49
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Wells Fargo & Company	77

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2021
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$23,853	7,661	12,409	—	3,783
Fair value	24,187	7,688	13,077	—	3,422
Weighted average yield	2.09%	1.91	2.37	—	1.57
Securities of U.S. states and political subdivisions
Amortized cost, net	$29,358	1,123	1,833	2,174	24,228
Fair value	29,870	1,138	1,891	2,248	24,593
Weighted average yield	2.21%	2.37	1.80	2.60	2.20
Federal agency mortgage-backed securities
Amortized cost, net	$187,048	—	—	—	187,048
Fair value	187,507	—	—	—	187,507
Weighted average yield	2.17%	—	—	—	2.17
Non-agency mortgage-backed securities
Amortized cost, net	$965	—	15	18	932
Fair value	997	—	15	20	962
Weighted average yield	3.05%	—	1.56	3.65	3.06
Collateralized loan obligations
Amortized cost, net	$21,269	—	—	9,715	11,554
Fair value	21,461	—	—	9,833	11,628
Weighted average yield	1.64%	—	—	1.67	1.61
Total held-to-maturity debt securities
Amortized cost, net	$262,493	8,784	14,257	11,907	227,545
Fair value	264,022	8,826	14,983	12,101	228,112
Weighted average yield	2.13%	1.97	2.29	1.84	2.14
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

78	Wells Fargo & Company

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at September 30, 2021, and December 31, 2020.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2021, we reversed accrued interest receivable of $36 million for our commercial portfolio segment and $143 million for our consumer portfolio segment, compared with $29 million and $161 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Sep 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$326,425	318,805
Real estate mortgage	121,985	121,720
Real estate construction	21,129	21,805
Lease financing	15,398	16,087
Total commercial	484,937	478,417
Consumer:
Residential mortgage – first lien	242,935	276,674
Residential mortgage – junior lien	18,026	23,286
Credit card	36,061	36,664
Auto	53,827	48,187
Other consumer	27,041	24,409
Total consumer	377,890	409,220
Total loans	$862,827	887,637
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2021	Dec 31, 2020
Non-U.S. commercial loans:
Commercial and industrial	$74,030	63,128
Real estate mortgage	6,731	7,278
Real estate construction	1,727	1,603
Lease financing	668	629
Total non-U.S. commercial loans	$83,156	72,638

Wells Fargo & Company	79

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
Table 4.3: Loan Purchases, Sales, and Transfers

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$124	1	125	260	2	262
Sales	(621)	—	(621)	(564)	—	(564)
Transfers (to)/from LHFS	(565)	(11)	(576)	(170)	8,990	8,820
Nine months ended September 30,
Purchases	$306	3	309	1,034	5	1,039
Sales	(959)	(188)	(1,147)	(3,334)	(27)	(3,361)
Transfers (to)/from LHFS	(1,359)	(47)	(1,406)	(101)	(1,387)	(1,488)

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
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $85.4 billion at September 30, 2021.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2021, and December 31, 2020, we had $1.5 billion and $1.3 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 11 (Guarantees and Other Commitments) for additional information on standby letters of credit.
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
Table 4.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$404,260	378,167
Real estate mortgage	8,322	7,993
Real estate construction	17,932	15,650
Total commercial	430,514	401,810
Consumer:
Residential mortgage – first lien	38,872	31,530
Residential mortgage – junior lien	28,917	32,820
Credit card	128,004	121,096
Other consumer	56,389	49,179
Total consumer	252,182	234,625
Total unfunded credit commitments	$682,696	636,435

80	Wells Fargo & Company

Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $5.0 billion from December 31, 2020, due to improvements in current and forecasted economic conditions.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Balance, beginning of period	$16,391	20,436	19,713	10,456
Cumulative effect from change in accounting policies (1)	—	—	—	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (2)	—	—	—	8
Balance, beginning of period, adjusted	16,391	20,436	19,713	9,127
Provision for credit losses	(1,387)	751	(3,743)	14,149
Interest income on certain impaired loans (3)	(35)	(41)	(112)	(117)
Loan charge-offs:
Commercial:
Commercial and industrial	(144)	(327)	(452)	(1,260)
Real estate mortgage	(5)	(59)	(68)	(134)
Real estate construction	(1)	—	(1)	—
Lease financing	(7)	(34)	(38)	(66)
Total commercial	(157)	(420)	(559)	(1,460)
Consumer:
Residential mortgage – first lien	(10)	(20)	(33)	(63)
Residential mortgage – junior lien	(15)	(22)	(46)	(70)
Credit card	(258)	(339)	(950)	(1,225)
Auto	(107)	(99)	(364)	(413)
Other consumer	(107)	(94)	(333)	(372)
Total consumer	(497)	(574)	(1,726)	(2,143)
Total loan charge-offs	(654)	(994)	(2,285)	(3,603)
Loan recoveries:
Commercial:
Commercial and industrial	98	53	237	132
Real estate mortgage	15	3	37	13
Real estate construction	—	2	1	19
Lease financing	6	6	17	14
Total commercial	119	64	292	178
Consumer:
Residential mortgage – first lien	24	21	90	65
Residential mortgage – junior lien	43	36	124	101
Credit card	100	94	300	276
Auto	81	68	241	194
Other consumer	28	28	85	84
Total consumer	276	247	840	720
Total loan recoveries	395	311	1,132	898
Net loan charge-offs	(259)	(683)	(1,153)	(2,705)
Other	(5)	8	—	17
Balance, end of period	$14,705	20,471	14,705	20,471
Components:
Allowance for loan losses	$13,517	19,463	13,517	19,463
Allowance for unfunded credit commitments	1,188	1,008	1,188	1,008
Allowance for credit losses	$14,705	20,471	14,705	20,471
Net loan charge-offs (annualized) as a percentage of average total loans	0.12%	0.29	0.18	0.38
Allowance for loan losses as a percentage of total loans	1.57	2.12	1.57	2.12
Allowance for credit losses for loans as a percentage of total loans	1.70	2.22	1.70	2.22
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

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2021			2020
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$9,570	6,821	16,391	11,669	8,767	20,436
Provision for credit losses	(949)	(438)	(1,387)	241	510	751
Interest income on certain loans (1)	(13)	(22)	(35)	(18)	(23)	(41)
Loan charge-offs	(157)	(497)	(654)	(420)	(574)	(994)
Loan recoveries	119	276	395	64	247	311
Net loan charge-offs	(38)	(221)	(259)	(356)	(327)	(683)
Other	(5)	—	(5)	6	2	8
Balance, end of period	$8,565	6,140	14,705	11,542	8,929	20,471
Nine months ended September 30,
Balance, beginning of period	$11,516	8,197	19,713	6,245	4,211	10,456
Cumulative effect from change in accounting policies (2)	—	—	—	(2,861)	1,524	(1,337)
Allowance for purchased credit-deteriorated (PCD) loans (3)	—	—	—	—	8	8
Balance, beginning of period, adjusted	11,516	8,197	19,713	3,384	5,743	9,127
Provision for credit losses	(2,637)	(1,106)	(3,743)	9,480	4,669	14,149
Interest income on certain loans (1)	(47)	(65)	(112)	(44)	(73)	(117)
Loan charge-offs	(559)	(1,726)	(2,285)	(1,460)	(2,143)	(3,603)
Loan recoveries	292	840	1,132	178	720	898
Net loan charge-offs	(267)	(886)	(1,153)	(1,282)	(1,423)	(2,705)
Other	—	—	—	4	13	17
Balance, end of period	$8,565	6,140	14,705	11,542	8,929	20,471
(1)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.
(2)Represents the overall decrease in our ACL for loans as a result of our adoption of CECL on January 1, 2020.
(3)Represents the allowance estimated for PCI loans that automatically became PCD loans with the adoption of CECL. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.

82	Wells Fargo & Company

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2021.

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
Table 4.7 provides the outstanding balances of our commercial loan portfolio by risk category. Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a troubled debt restructuring (TDR). At September 30, 2021, we had $453.9 billion and $31.1 billion of pass and criticized commercial loans, respectively.
Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2021	2020	2019	2018	2017	Prior
September 30, 2021
Commercial and industrial
Pass	$49,829	19,105	24,674	8,883	4,594	13,466	193,037	606	314,194
Criticized	684	1,103	1,129	1,215	696	922	6,463	19	12,231
Total commercial and industrial	50,513	20,208	25,803	10,098	5,290	14,388	199,500	625	326,425
Real estate mortgage
Pass	23,100	18,119	20,763	13,879	8,351	17,837	4,685	3	106,737
Criticized	2,314	2,140	3,267	2,389	1,115	3,516	507	—	15,248
Total real estate mortgage	25,414	20,259	24,030	16,268	9,466	21,353	5,192	3	121,985
Real estate construction
Pass	4,057	4,404	5,572	2,739	579	344	1,097	2	18,794
Criticized	609	282	653	349	434	8	—	—	2,335
Total real estate construction	4,666	4,686	6,225	3,088	1,013	352	1,097	2	21,129
Lease financing
Pass	3,163	3,275	2,860	1,557	985	2,292	—	—	14,132
Criticized	214	264	329	230	106	123	—	—	1,266
Total lease financing	3,377	3,539	3,189	1,787	1,091	2,415	—	—	15,398
Total commercial loans	$83,970	48,692	59,247	31,241	16,860	38,508	205,789	630	484,937
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
December 31, 2020
Commercial and industrial
Pass	$56,915	34,040	15,936	7,274	4,048	4,738	177,107	997	301,055
Criticized	1,404	1,327	1,357	972	672	333	11,534	151	17,750
Total commercial and industrial	58,319	35,367	17,293	8,246	4,720	5,071	188,641	1,148	318,805
Real estate mortgage
Pass	22,444	26,114	18,679	11,113	11,582	14,663	5,152	6	109,753
Criticized	2,133	2,544	1,817	1,287	1,625	2,082	479	—	11,967
Total real estate mortgage	24,577	28,658	20,496	12,400	13,207	16,745	5,631	6	121,720
Real estate construction
Pass	5,242	6,574	4,771	1,736	477	235	1,212	3	20,250
Criticized	449	452	527	4	113	10	—	—	1,555
Total real estate construction	5,691	7,026	5,298	1,740	590	245	1,212	3	21,805
Lease financing
Pass	3,970	3,851	2,176	1,464	1,199	1,924	—	—	14,584
Criticized	308	433	372	197	108	85	—	—	1,503
Total lease financing	4,278	4,284	2,548	1,661	1,307	2,009	—	—	16,087
Total commercial loans	$92,865	75,335	45,635	24,047	19,824	24,070	195,484	1,157	478,417

Wells Fargo & Company	83

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

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2021
By delinquency status:
Current-29 days past due (DPD) and still accruing	$324,702	120,112	21,079	15,067	480,960
30-89 DPD and still accruing	403	260	30	143	836
90+ DPD and still accruing	46	75	—	—	121
Nonaccrual loans	1,274	1,538	20	188	3,020
Total commercial loans	$326,425	121,985	21,129	15,398	484,937
December 31, 2020
By delinquency status:
Current-29 DPD and still accruing	$315,493	119,561	21,532	15,595	472,181
30-89 DPD and still accruing	575	347	224	233	1,379
90+ DPD and still accruing	39	38	1	—	78
Nonaccrual loans	2,698	1,774	48	259	4,779
Total commercial loans	$318,805	121,720	21,805	16,087	478,417

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

84	Wells Fargo & Company

Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
September 30, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$50,157	44,546	28,298	8,767	15,531	68,415	5,622	1,570	222,906
30-59 DPD	66	30	41	15	27	524	16	27	746
60-89 DPD	1	8	2	4	6	161	6	15	203
90-119 DPD	—	10	1	1	5	57	3	11	88
120-179 DPD	1	17	5	2	2	70	7	20	124
180+ DPD	—	136	24	31	44	972	86	230	1,523
Government insured/guaranteed loans (1)	5	170	295	466	516	15,893	—	—	17,345
Total residential mortgage – first lien	50,230	44,917	28,666	9,286	16,131	86,092	5,740	1,873	242,935
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	20	21	33	29	24	813	11,906	4,393	17,239
30-59 DPD	—	—	—	—	—	15	27	41	83
60-89 DPD	—	—	—	—	—	6	11	22	39
90-119 DPD	—	—	—	1	—	3	8	16	28
120-179 DPD	—	—	1	—	—	5	15	26	47
180+ DPD	—	—	—	—	—	35	168	387	590
Total residential mortgage – junior lien	20	21	34	30	24	877	12,135	4,885	18,026
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,347	208	35,555
30-59 DPD	—	—	—	—	—	—	156	7	163
60-89 DPD	—	—	—	—	—	—	100	6	106
90-119 DPD	—	—	—	—	—	—	86	6	92
120-179 DPD	—	—	—	—	—	—	144	1	145
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	35,833	228	36,061
Auto
By delinquency status:
Current-29 DPD	22,161	14,105	9,816	3,914	1,829	1,123	—	—	52,948
30-59 DPD	103	165	151	78	48	69	—	—	614
60-89 DPD	28	54	48	24	14	23	—	—	191
90-119 DPD	11	22	18	9	5	8	—	—	73
120-179 DPD	—	—	1	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	22,303	14,346	10,034	4,025	1,896	1,223	—	—	53,827
Other consumer
By delinquency status:
Current-29 DPD	1,581	853	841	262	129	146	23,017	138	26,967
30-59 DPD	2	2	3	2	1	2	13	3	28
60-89 DPD	1	1	2	1	—	1	5	1	12
90-119 DPD	—	1	2	1	—	1	4	1	10
120-179 DPD	—	—	—	—	—	—	6	2	8
180+ DPD	—	—	—	—	—	1	5	10	16
Total other consumer	1,584	857	848	266	130	151	23,050	155	27,041
Total consumer loans	$74,137	60,141	39,582	13,607	18,181	88,343	76,758	7,141	377,890

(continued on following page)

Wells Fargo & Company	85

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$53,298	43,297	14,761	24,619	30,533	67,960	6,762	1,719	242,949
30-59 DPD	111	76	36	67	79	750	52	66	1,237
60-89 DPD	88	10	6	12	13	305	56	68	558
90-119 DPD	232	11	5	8	7	197	26	33	519
120-179 DPD	3	4	1	3	5	151	17	29	213
180+ DPD	3	1	4	11	15	758	21	145	958
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	22	39	39	37	31	1,115	15,366	5,434	22,083
30-59 DPD	—	—	1	1	—	22	113	160	297
60-89 DPD	—	—	1	—	—	11	154	271	437
90-119 DPD	—	—	—	1	—	7	45	84	137
120-179 DPD	—	—	—	—	—	9	36	77	122
180+ DPD	—	—	—	—	1	25	29	155	210
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	35,612	255	35,867
30-59 DPD	—	—	—	—	—	—	243	12	255
60-89 DPD	—	—	—	—	—	—	167	10	177
90-119 DPD	—	—	—	—	—	—	144	10	154
120-179 DPD	—	—	—	—	—	—	208	3	211
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	36,374	290	36,664
Auto
By delinquency status:
Current-29 DPD	19,625	14,561	6,307	3,459	2,603	697	—	—	47,252
30-59 DPD	120	183	114	80	107	46	—	—	650
60-89 DPD	32	60	36	25	35	16	—	—	204
90-119 DPD	13	26	14	9	12	6	—	—	80
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
By delinquency status:
Current-29 DPD	1,406	1,383	577	261	59	193	20,246	162	24,287
30-59 DPD	2	7	5	2	1	3	19	10	49
60-89 DPD	1	5	3	1	1	1	10	6	28
90-119 DPD	1	4	2	1	—	1	8	3	20
120-179 DPD	—	—	—	—	—	—	10	4	14
180+ DPD	—	—	—	—	—	2	3	6	11
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $6.7 billion and $11.1 billion at September 30, 2021, and December 31, 2020, respectively.
Of the $2.7 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2021, $394 million was accruing, compared with
$2.7 billion past due and $612 million accruing at December 31, 2020.

86	Wells Fargo & Company

Table 4.10 provides the outstanding balances of our consumer loan portfolio by FICO score. Substantially all of the scored consumer portfolio has an updated FICO score of 680 and above, reflecting a strong current borrower credit profile. FICO scores are not available for certain loan types or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Loans not requiring a FICO score totaled $17.3 billion and $13.2 billion at September 30, 2021, and December 31, 2020, respectively. Substantially all loans not requiring a FICO score are securities-based loans originated through retail brokerage.

Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
September 30, 2021
By FICO:
Residential mortgage – first lien
800+	$24,509	28,900	18,666	5,804	10,712	41,687	2,792	442	133,512
760-799	17,997	10,795	6,279	1,731	2,801	11,710	1,137	249	52,699
720-759	5,792	3,649	2,243	749	1,303	6,941	707	231	21,615
680-719	1,425	933	773	318	478	3,874	442	207	8,450
640-679	350	271	210	100	151	1,965	204	143	3,394
600-639	69	49	70	40	39	1,093	108	87	1,555
< 600	4	18	26	15	41	1,229	123	132	1,588
No FICO available	79	132	104	63	90	1,700	227	382	2,777
Government insured/guaranteed loans (1)	5	170	295	466	516	15,893	—	—	17,345
Total residential mortgage – first lien	50,230	44,917	28,666	9,286	16,131	86,092	5,740	1,873	242,935
Residential mortgage – junior lien
800+	—	—	—	—	—	214	6,095	1,484	7,793
760-799	—	—	—	—	—	128	2,381	833	3,342
720-759	—	—	—	—	—	149	1,626	824	2,599
680-719	—	—	—	—	—	131	944	656	1,731
640-679	—	—	—	—	—	74	361	368	803
600-639	—	—	—	—	—	49	180	211	440
< 600	—	—	—	—	—	49	178	246	473
No FICO available	20	21	34	30	24	83	370	263	845
Total residential mortgage – junior lien	20	21	34	30	24	877	12,135	4,885	18,026
Credit card
800+	—	—	—	—	—	—	4,063	1	4,064
760-799	—	—	—	—	—	—	5,629	8	5,637
720-759	—	—	—	—	—	—	7,960	28	7,988
680-719	—	—	—	—	—	—	8,660	53	8,713
640-679	—	—	—	—	—	—	5,433	52	5,485
600-639	—	—	—	—	—	—	2,085	34	2,119
< 600	—	—	—	—	—	—	1,873	51	1,924
No FICO available	—	—	—	—	—	—	130	1	131
Total credit card	—	—	—	—	—	—	35,833	228	36,061
Auto
800+	3,612	2,142	1,899	803	403	173	—	—	9,032
760-799	3,721	2,393	1,840	705	304	140	—	—	9,103
720-759	3,642	2,386	1,741	697	309	166	—	—	8,941
680-719	3,814	2,602	1,681	639	280	173	—	—	9,189
640-679	3,507	2,150	1,195	442	203	151	—	—	7,648
600-639	2,349	1,319	720	285	146	136	—	—	4,955
< 600	1,652	1,322	954	443	241	270	—	—	4,882
No FICO available	6	32	4	11	10	14	—	—	77
Total auto	22,303	14,346	10,034	4,025	1,896	1,223	—	—	53,827
Other consumer
800+	375	201	165	44	12	52	1,583	15	2,447
760-799	392	185	144	44	11	25	909	21	1,731
720-759	321	156	143	50	14	21	787	21	1,513
680-719	221	110	121	49	13	18	651	25	1,208
640-679	100	48	65	27	8	9	347	17	621
600-639	23	14	21	11	4	6	124	11	214
< 600	9	12	24	13	4	6	118	12	198
No FICO available	143	131	165	28	64	14	1,236	33	1,814
FICO not required	—	—	—	—	—	—	17,295	—	17,295
Total other consumer	1,584	857	848	266	130	151	23,050	155	27,041
Total consumer loans	$74,137	60,141	39,582	13,607	18,181	88,343	76,758	7,141	377,890

(continued on following page)

Wells Fargo & Company	87

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
By FICO:
Residential mortgage – first lien
800+	$29,365	28,652	9,911	17,416	22,215	40,440	3,391	493	151,883
760-799	17,154	9,866	2,908	4,380	4,955	10,843	1,361	274	51,741
720-759	5,274	3,290	1,189	1,829	2,106	7,001	879	265	21,833
680-719	1,361	1,084	490	678	831	4,403	520	221	9,588
640-679	376	287	148	192	226	2,385	241	154	4,009
600-639	55	56	44	56	92	1,429	127	106	1,965
< 600	14	29	36	44	66	1,789	162	175	2,315
No FICO available	136	135	87	125	161	1,831	253	372	3,100
Government insured/guaranteed loans (1)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
800+	—	—	—	—	—	293	7,973	1,819	10,085
760-799	—	—	—	—	—	177	3,005	1,032	4,214
720-759	—	—	—	—	—	207	2,093	1,034	3,334
680-719	—	—	—	—	—	183	1,233	854	2,270
640-679	—	—	—	—	—	103	503	493	1,099
600-639	—	—	—	—	—	67	241	299	607
< 600	—	—	—	—	—	76	254	374	704
No FICO available	22	39	41	39	32	83	441	276	973
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Credit card
800+	—	—	—	—	—	—	3,860	1	3,861
760-799	—	—	—	—	—	—	5,438	7	5,445
720-759	—	—	—	—	—	—	7,897	29	7,926
680-719	—	—	—	—	—	—	8,854	60	8,914
640-679	—	—	—	—	—	—	5,657	64	5,721
600-639	—	—	—	—	—	—	2,242	46	2,288
< 600	—	—	—	—	—	—	2,416	82	2,498
No FICO available	—	—	—	—	—	—	10	1	11
Total credit card	—	—	—	—	—	—	36,374	290	36,664
Auto
800+	2,875	2,606	1,211	731	452	104	—	—	7,979
760-799	3,036	2,662	1,122	579	349	81	—	—	7,829
720-759	3,162	2,514	1,095	576	395	98	—	—	7,840
680-719	3,534	2,542	1,066	545	400	105	—	—	8,192
640-679	3,381	1,948	763	395	334	94	—	—	6,915
600-639	2,208	1,165	479	274	276	87	—	—	4,489
< 600	1,581	1,357	730	463	533	186	—	—	4,850
No FICO available	13	37	5	10	18	10	—	—	93
Total auto	19,790	14,831	6,471	3,573	2,757	765	—	—	48,187
Other consumer
800+	353	287	94	35	10	71	2,249	21	3,120
760-799	342	279	93	29	10	34	1,110	16	1,913
720-759	262	258	107	35	11	30	915	26	1,644
680-719	156	213	99	36	11	24	798	31	1,368
640-679	71	112	59	21	7	10	415	23	718
600-639	18	36	22	9	4	8	151	13	261
< 600	13	41	30	12	5	7	161	18	287
No FICO available	195	173	83	88	3	16	1,248	43	1,849
FICO not required	—	—	—	—	—	—	13,249	—	13,249
Total other consumer	1,410	1,399	587	265	61	200	20,296	191	24,409
Total consumer loans	$75,172	60,307	22,816	29,673	35,869	97,314	79,347	8,722	409,220
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

88	Wells Fargo & Company

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
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
September 30, 2021
Residential mortgage – first lien
By LTV:
0-60%	$17,470	21,545	16,381	5,544	11,914	62,715	4,558	1,586	141,713
60.01-80%	32,587	22,365	11,153	2,967	3,407	6,618	848	208	80,153
80.01-100%	98	695	724	250	237	520	218	51	2,793
100.01-120% (1)	2	31	27	5	9	58	47	13	192
> 120% (1)	3	12	13	6	3	42	19	4	102
No LTV available	65	99	73	48	45	246	50	11	637
Government insured/guaranteed loans (2)	5	170	295	466	516	15,893	—	—	17,345
Total residential mortgage – first lien	50,230	44,917	28,666	9,286	16,131	86,092	5,740	1,873	242,935
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	509	8,319	3,543	12,371
60.01-80%	—	—	—	—	—	212	2,865	950	4,027
80.01-100%	—	—	—	—	—	79	735	288	1,102
100.01-120% (2)	—	—	—	—	—	18	143	56	217
> 120% (2)	—	—	—	—	—	5	51	16	72
No CLTV available	20	21	34	30	24	54	22	32	237
Total residential mortgage – junior lien	20	21	34	30	24	877	12,135	4,885	18,026
Total	$50,250	44,938	28,700	9,316	16,155	86,969	17,875	6,758	260,961
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020
Residential mortgage – first lien
By LTV:
0-60%	$16,582	15,449	6,065	13,190	21,097	59,291	4,971	1,587	138,232
60.01-80%	34,639	24,736	7,724	10,745	8,970	9,333	1,323	326	97,796
80.01-100%	2,332	2,975	900	654	441	1,003	425	100	8,830
100.01-120% (1)	41	106	45	40	41	168	117	26	584
> 120% (1)	31	41	16	19	16	78	44	8	253
No LTV available	110	92	63	72	87	248	54	13	739
Government insured/guaranteed loans (2)	215	639	904	1,076	2,367	25,039	—	—	30,240
Total residential mortgage – first lien	53,950	44,038	15,717	25,796	33,019	95,160	6,934	2,060	276,674
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	548	8,626	3,742	12,916
60.01-80%	—	—	—	—	—	335	5,081	1,554	6,970
80.01-100%	—	—	—	—	—	187	1,507	641	2,335
100.01-120% (2)	—	—	—	—	—	59	376	156	591
> 120% (2)	—	—	—	—	—	15	128	50	193
No CLTV available	22	39	41	39	32	45	25	38	281
Total residential mortgage – junior lien	22	39	41	39	32	1,189	15,743	6,181	23,286
Total	$53,972	44,077	15,758	25,835	33,051	96,349	22,677	8,241	299,960
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
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	2021	2020
Commercial:
Commercial and industrial	$1,274	2,698	229	382	73	48
Real estate mortgage	1,538	1,774	143	93	51	25
Real estate construction	20	48	14	15	3	6
Lease financing	188	259	39	16	1	—
Total commercial	3,020	4,779	425	506	128	79
Consumer:
Residential mortgage- first lien	3,093	2,957	1,998	1,908	86	116
Residential mortgage- junior lien	702	754	472	461	38	39
Auto	206	202	—	—	26	12
Other consumer	37	36	—	—	2	2
Total consumer	4,038	3,949	2,470	2,369	152	169
Total nonaccrual loans	$7,058	8,728	2,895	2,875	280	248
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $836 million and $2.1 billion at September 30, 2021, and December 31, 2020, respectively, which included $574 million and $1.7 billion, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law. In connection with our actions to support customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

90	Wells Fargo & Company

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Sep 30, 2021	Dec 31, 2020
Total:	$5,598	7,041
Less: FHA insured/VA guaranteed (1)	5,083	6,351
Total, not government insured/guaranteed	$515	690
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$46	39
Real estate mortgage	75	38
Real estate construction	—	1
Total commercial	121	78
Consumer:
Residential mortgage – first lien	68	135
Residential mortgage – junior lien	13	19
Credit card	238	365
Auto	60	65
Other consumer	15	28
Total consumer	394	612
Total, not government insured/guaranteed	$515	690
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $11.5 billion and $14.5 billion at September 30, 2021, and December 31, 2020, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2020 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $415 million and $489 million at September 30, 2021, and December 31, 2020, respectively.
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

Wells Fargo & Company	91

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended September 30, 2021
Commercial:
Commercial and industrial	$2	6	192	200	—	0.61%	$6
Real estate mortgage	—	2	26	28	—	2.95	2
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	3	3	—	—	—
Total commercial	2	8	221	231	—	1.32	8
Consumer:
Residential mortgage – first lien	—	11	204	215	—	1.68	11
Residential mortgage – junior lien	—	3	7	10	—	3.45	3
Credit card	—	25	—	25	—	19.18	25
Auto	—	1	23	24	9	4.00	1
Other consumer	—	4	—	4	—	11.52	4
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	—	44	236	280	9	12.54	44
Total	$2	52	457	511	9	10.69%	$52
Quarter ended September 30, 2020
Commercial:
Commercial and industrial	$—	7	882	889	44	0.79%	$7
Real estate mortgage	—	5	238	243	5	1.38	5
Real estate construction	9	1	1	11	—	5.25	1
Lease financing	—	—	—	—	—	—	—
Total commercial	9	13	1,121	1,143	49	1.29	13
Consumer:
Residential mortgage – first lien	—	4	2,577	2,581	1	2.06	4
Residential mortgage – junior lien	—	2	59	61	2	2.63	2
Credit card	—	72	—	72	—	15.06	72
Auto	—	1	65	66	35	3.99	1
Other consumer	—	3	24	27	1	7.36	3
Trial modifications (5)	—	—	10	10	—	—	—
Total consumer	—	82	2,735	2,817	39	13.64	82
Total	$9	95	3,856	3,960	88	12.07%	$95

(continued on following page)

92	Wells Fargo & Company

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Nine months ended September 30, 2021
Commercial:
Commercial and industrial	$2	8	752	762	20	0.74%	$8
Real estate mortgage	41	11	212	264	—	1.48	11
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	7	7	—	—	—
Total commercial	43	19	974	1,036	20	1.17	19
Consumer:
Residential mortgage – first lien	—	26	1,089	1,115	1	1.60	26
Residential mortgage – junior lien	—	10	29	39	1	2.71	10
Credit card	—	81	—	81	—	19.01	81
Auto	1	3	109	113	46	3.94	3
Other consumer	—	15	1	16	—	11.99	15
Trial modifications (5)	—	—	4	4	—	—	—
Total consumer	1	135	1,232	1,368	48	13.31	135
Total	$44	154	2,206	2,404	68	11.76%	$154
Nine months ended September 30, 2020
Commercial:
Commercial and industrial	$18	39	2,144	2,201	126	0.74%	$39
Real estate mortgage	—	23	488	511	5	1.21	23
Real estate construction	9	1	7	17	—	4.29	1
Lease financing	—	—	1	1	—	—	—
Total commercial	27	63	2,640	2,730	131	0.98	63
Consumer:
Residential mortgage – first lien	—	10	3,063	3,073	2	1.76	35
Residential mortgage – junior lien	—	10	99	109	2	2.43	11
Credit card	—	229	—	229	—	13.31	229
Auto	3	5	119	127	69	4.45	5
Other consumer	—	18	32	50	1	7.65	18
Trial modifications (5)	—	—	(1)	(1)	—	—	—
Total consumer	3	272	3,312	3,587	74	11.03	298
Total	$30	335	5,952	6,317	205	9.29%	$361
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $188 million and $382 million for the quarters ended September 30, 2021 and 2020, respectively, and $646 million and $866 million for the first nine months of 2021 and 2020, respectively.
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

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Commercial:
Commercial and industrial	$4	138	129	360
Real estate mortgage	2	3	27	105
Real estate construction	—	—	—	—
Lease financing	—	—	1	—
Total commercial	6	141	157	465
Consumer:
Residential mortgage – first lien	4	8	9	26
Residential mortgage – junior lien	—	1	1	9
Credit card	5	11	21	56
Auto	11	11	34	14
Other consumer	1	1	2	4
Total consumer	21	32	67	109
Total	$27	173	224	574

94	Wells Fargo & Company

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5
(Leasing Activity) in our 2020 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, which is presented in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $220 million and $291 million for the quarters ended September 30, 2021 and 2020, respectively, and $672 million and $795 million for the first nine months of 2021 and 2020, respectively.

Table 5.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest income on lease financing (1)	$169	155	522	592
Other lease revenues:
Variable revenues on lease financing	25	26	76	80
Fixed revenues on operating leases	244	287	758	895
Variable revenues on operating leases	14	9	50	34
Other lease-related revenues (2)	39	11	66	12
Noninterest income on leases	322	333	950	1,021
Total leasing revenue	$491	488	1,472	1,613
(1)In second quarter 2021, we elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.
Table 5.2: Operating Lease Right of Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2021	Dec 31, 2020
ROU assets	$3,990	4,306
Lease liabilities	4,638	4,962

Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.

Table 5.3: Lease Costs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Fixed lease expense – operating leases	$262	286	792	869
Variable lease expense	72	81	219	227
Other (1)	(15)	(7)	(46)	(63)
Total lease costs	$319	360	965	1,033
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Wells Fargo & Company	95

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method.
Table 6.1: Equity Securities

(in millions)	Sep 30, 2021	Dec 31, 2020
Held for trading at fair value:
Marketable equity securities (1)	$24,277	23,032
Not held for trading:
Fair value:
Marketable equity securities	1,881	1,564
Nonmarketable equity securities (2)	9,398	9,413
Total equity securities at fair value	11,279	10,977
Equity method:
Private equity	3,155	2,960
Tax-advantaged renewable energy	3,978	3,481
New market tax credit and other	355	409
Total equity method	7,488	6,850
Other methods :
Low-income housing tax credit investments	11,826	11,353
Federal Reserve Bank stock and other at cost (3)	3,584	3,588
Private equity (4)	8,072	4,208
Total equity securities not held for trading	42,249	36,976
Total equity securities	$66,526	60,008
(1)    Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)    Substantially all of these securities are economically hedged with equity derivatives.
(3)    Substantially all relates to investments in Federal Reserve Bank stock at both September 30, 2021, and December 31, 2020.
(4)    Represents nonmarketable equity securities accounted for under the measurement alternative, which were predominantly securities associated with our affiliated venture capital business.
Low-Income Housing Tax Credit Investments
We invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which are designed to promote private development of low-income housing. These investments typically generate a return through the realization of tax credits and other tax benefits. Table 6.2 summarizes the amortization of the investments and the related tax credits and other tax benefits that are recognized in income tax expense/(benefit) on our consolidated statement of income. We are periodically required to provide additional financial support during the investment period. A liability is recognized for unfunded commitments that are both legally binding and probable of funding. These commitments are predominantly funded within three years of initial investment. Our liability for these unfunded commitments was $4.5 billion at September 30, 2021, and $4.2 billion at December 31, 2020. This liability for unfunded commitments is included in long-term debt on our consolidated balance sheet.
Table 6.2: LIHTC Investments (1)(2)

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Proportional amortization of investments	$382	351	1,146	1,054
Tax credits and other tax benefits	(447)	(421)	(1,322)	(1,218)
Net expense/(benefit) recognized within income tax expense	$(65)	(70)	(176)	(164)
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Excludes the impact of the estimated annual effective income tax rate applied to each period.

96	Wells Fargo & Company

Realized Gains and Losses Not Held for Trading
Table 6.3 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains on trading and securities.
Table 6.3: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(157)	38	$(23)	(371)
Nonmarketable equity securities	(522)	265	13	585
Total equity securities carried at fair value	(679)	303	(10)	214
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(23)	(535)	(80)	(1,576)
Net unrealized gains related to measurement alternative observable transactions	816	1,030	3,078	1,276
Net realized gains on sale	191	60	742	259
Total nonmarketable equity securities not carried at fair value	984	555	3,740	(41)
Net losses from economic hedge derivatives (2)	564	(209)	227	(392)
Total net gains (losses) from equity securities not held for trading	$869	649	$3,957	(219)
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
Table 6.4: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains due to observable price changes	$816	1,030	$3,078	1,276
Impairment write-downs	(19)	(506)	(69)	(918)
Realized net gains from sale	1	8	196	21
Total net gains recognized during the period	$798	$532	$3,205	379
Table 6.5 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.5: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2021	Dec 31, 2020
Cumulative gains (losses):
Gross unrealized gains due to observable price changes	$5,336	2,356
Gross unrealized losses due to observable price changes	(25)	(25)
Impairment write-downs	(985)	(969)

Wells Fargo & Company	97

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Sep 30, 2021	Dec 31, 2020
Corporate/bank-owned life insurance	$20,567	20,380
Accounts receivable	19,014	38,116
Interest receivable:
AFS and HTM debt securities	1,350	1,368
Loans	2,147	2,838
Trading and other	346	415
Customer relationship and other amortized intangibles	267	328
Foreclosed assets:
Residential real estate	47	73
Other	74	86
Operating lease assets (lessor)	6,611	7,391
Operating lease ROU assets (lessee)	3,990	4,306
Due from customers on acceptances	132	268
Other	12,224	11,768
Total other assets	$66,769	87,337

98	Wells Fargo & Company

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We repurchased loans of $780 million and $3.7 billion, during the third quarter and first nine months of 2021, respectively, and $22.1 billion and $27.2 billion during the third quarter and first nine months of 2020, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $124 million and $176 million at September 30, 2021, and December 31, 2020, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At September 30, 2021, and December 31, 2020, our liability associated with these provisions was $202 million and $221 million, respectively, and the maximum exposure to loss was $13.5 billion and $13.7 billion, respectively.
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

Wells Fargo & Company	99

Note 8: Securitizations and Variable Interest Entities  (continued)
Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2.
Table 8.1: Transfers with Continuing Involvement

	2021		2020
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended September 30,
Assets sold	$37,230	3,502	50,272	2,430
Proceeds from transfer (1)	37,412	3,583	50,273	2,484
Net gains (losses) on sale	182	81	1	54

Continuing involvement (2):
Servicing rights recognized	$378	52	477	32
Securities recognized (3)	1,363	30	11,057	6
Loans recognized	—	—	—	—
Nine months ended September 30,
Assets sold	$123,719	11,866	132,259	7,663
Proceeds from transfer (1)	124,333	12,092	132,298	7,850
Net gains (losses) on sale	614	226	39	187

Continuing involvement (2):
Servicing rights recognized	$1,272	123	1,366	114
Securities recognized (3)	17,757	98	11,647	79
Loans recognized	926	—	—	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $13.6 billion and $31.6 billion during the third quarter and first nine months of 2021, respectively, and $12.8 billion and $29.9 billion during the third quarter and first nine months of 2020, respectively.
In the normal course of business we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $816 million and $3.9 billion during the third quarter and first nine months of 2021, respectively, and $41 million and $158 million during the third quarter and first nine months of 2020, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential Mortgage Servicing Rights

	2021	2020
Quarter ended September 30,
Prepayment rate (1)	14.8%	16.7
Discount rate	5.4	6.7
Cost to service ($ per loan) (2)	$94	107
Nine months ended September 30,
Prepayment rate (1)	14.1%	15.0
Discount rate	5.7	6.8
Cost to service ($ per loan) (2)	$89	99
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(2)Includes costs to service and estimates for unreimbursed delinquency and foreclosure costs, which can vary period to period due to changes in model assumptions and the mix of modified government-guaranteed loans sold to GNMA.
See Note 15 (Fair Values of Assets and Liabilities) and Note 9 (Mortgage Banking Activities) for additional information on key economic assumptions for residential MSRs.
SALE OF STUDENT LOAN PORTFOLIO In the first nine months of 2021, we sold $9.5 billion of student loans, servicing-released. For the same period, we received $9.9 billion in proceeds from the sales and recognized $355 million of gains, which are included in other noninterest income on our consolidated statement of income. In connection with the sales, we provided $3.8 billion of collateralized loan financing to a third-party sponsored VIE in the first nine months of 2021. The loans are measured at amortized cost and are classified in loans on the consolidated balance sheet. The collateral supporting our loan includes the student loans we sold. We do not consolidate the VIE as we do not have power over the significant activities of the entity.

RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In our resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. Table 8.3 presents information about assets transferred to resecuritization VIEs and Table 8.4 presents information about our resecuritization VIEs.

100	Wells Fargo & Company

Table 8.3: Transfers to Resecuritization VIEs

(in millions)	2021	2020
Quarter ended September 30,
Assets sold	$8,462	20,759
Securities recognized	146	309
Nine months ended September 30,
Assets sold	$33,764	50,213
Securities recognized	1,061	1,124
Table 8.4: Resecuritization VIEs

(in millions)	Sep 30, 2021	Dec 31, 2020
Total VIE assets	$121,999	130,446
Carrying value of securities	1,208	1,461
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
Table 8.5: Off-Balance Sheet Loans Sold or Securitized

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	2021	2020
Commercial	$118,260	114,134	1,895	2,217	123	129
Residential	711,413	818,886	14,932	29,962	16	71
Total off-balance sheet sold or securitized loans (3)	$829,673	933,020	16,827	32,179	139	200
(1)Includes $258 million and $394 million of commercial foreclosed assets and $156 million and $204 million of residential foreclosed assets at September 30, 2021, and December 31, 2020, respectively.
(2)Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information
(3) At September 30, 2021, and December 31, 2020, the table includes total loans of $756.9 billion and $864.8 billion, delinquent loans of $14.1 billion and $28.5 billion, and foreclosed assets of $117 million and $152 million, respectively, for FNMA, FHLMC and GNMA.
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

TAX CREDIT STRUCTURES  We co-sponsor and make investments in affordable housing projects that are designed to generate a return primarily through the realization of federal tax credits. The projects are typically managed by project sponsors who have the power over the VIE’s assets. In some instances, our investments in these structures may require that we fund future capital commitments at the discretion of the project sponsors.
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
Table 8.6: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
September 30, 2021
Nonconforming mortgage loan securitizations	$136,919	—	2,358	—	690	—	3,048
Tax credit structures	42,392	1,855	—	11,834	—	(4,476)	9,213
Commercial real estate loans	5,357	5,349	—	—	8	—	5,357
Other	4,700	1,120	3	54	49	(1)	1,225
Total	$189,368	8,324	2,361	11,888	747	(4,477)	18,843
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,358	—	690	29	3,077
Tax credit structures		1,855	—	11,834	—	3,186	16,875
Commercial real estate loans		5,349	—	—	8	711	6,068
Other		1,120	3	54	49	230	1,456
Total		$8,324	2,361	11,888	747	4,156	27,476
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2020
Nonconforming mortgage loan securitizations	$127,717	—	2,303	—	606	—	2,909
Tax credit structures	41,125	1,760	—	11,362	—	(4,202)	8,920
Commercial real estate loans	—	—	—	—	—	—	—
Other	1,991	89	—	51	62	(1)	201
Total	$170,833	1,849	2,303	11,413	668	(4,203)	12,030
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,303	—	607	34	2,944
Tax credit structures		1,760	—	11,362	—	3,108	16,230
Commercial real estate loans		—	—	—	—	—	—
Other		89	—	51	62	230	432
Total		$1,849	2,303	11,413	669	3,372	19,606
(1)Includes $319 million and $310 million of securities classified as trading at September 30, 2021, and December 31, 2020, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).

102	Wells Fargo & Company

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
Table 8.7: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Long-term debt	All other liabilities (3)
September 30, 2021
Commercial and industrial loans and leases	$6,999	3,598	—	237	—	(183)
Commercial real estate loans (4)	—	—	—	—	—	—
Other	1,096	417	515	97	(166)	(406)
Total consolidated VIEs	$8,095	4,015	515	334	(166)	(589)
December 31, 2020
Commercial and industrial loans and leases	$6,987	5,005	—	223	—	(200)
Commercial real estate loans (4)	5,369	5,357	—	12	—	—
Other	1,627	507	967	75	(203)	(900)
Total consolidated VIEs	$13,983	10,869	967	310	(203)	(1,100)
(1)Includes $114 million and $269 million of securities classified as trading at September 30, 2021, and December 31, 2020, respectively.
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
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $385 million and $704 million at September 30, 2021, and December 31, 2020, respectively. In second quarter 2021, we liquidated certain of our trust preferred security VIEs. As part of these liquidations, the preferred securities issued by the trusts were canceled and junior subordinated debentures with a total carrying value of $332 million were distributed to the preferred security holders. See Note 16 (Preferred Stock) for additional information about trust preferred securities.
Certain money market funds are also excluded from the previous tables because they are exempt from the consolidation analysis. We voluntarily waived a portion of our management fees for these money market funds to maintain a minimum level of daily net investment income. The amount of fees waived was insignificant in the third quarter and first nine months of both 2021 and 2020.

Wells Fargo & Company	103

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.3 billion for both periods, with an estimated fair value of $1.5 billion and $1.4 billion at September 30, 2021, and September 30, 2020, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Fair value, beginning of period	$6,717	6,819	6,125	11,517
Servicing from securitizations or asset transfers (1)	379	351	1,270	1,274
Sales and other (2)	(2)	—	(10)	(32)
Net additions	377	351	1,260	1,242
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	320	(294)	1,421	(3,916)
Servicing and foreclosure costs (4)	2	157	11	(265)
Discount rates	(263)	—	(56)	27
Prepayment estimates and other (5)	216	(80)	(319)	(451)
Net changes in valuation inputs or assumptions	275	(217)	1,057	(4,605)
Changes due to collection/realization of expected cash flows (6)	(507)	(598)	(1,580)	(1,799)
Total changes in fair value	(232)	(815)	(523)	(6,404)
Fair value, end of period	$6,862	6,355	6,862	6,355
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

Table 9.2: Economic Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2021	Dec 31, 2020
Fair value of interests held	$6,862	6,125
Expected weighted-average life (in years)	4.6	3.7

Key economic assumptions:
Prepayment rate assumption (1)	15.4%	19.9
Impact on fair value from 10% adverse change	$384	434
Impact on fair value from 25% adverse change	896	1,002

Discount rate assumption	6.3%	5.8
Impact on fair value from 100 basis point increase	$281	229
Impact on fair value from 200 basis point increase	539	440

Cost to service assumption ($ per loan)	108	130
Impact on fair value from 10% adverse change	167	181
Impact on fair value from 25% adverse change	417	454
1) Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
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

104	Wells Fargo & Company

We present the components of our managed servicing portfolio in Table 9.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.
Table 9.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2021	Dec 31, 2020
Residential mortgage servicing:
Serviced and subserviced for others	$741	859
Owned loans serviced	280	323
Total residential servicing	1,021	1,182
Commercial mortgage servicing:
Serviced and subserviced for others	586	583
Owned loans serviced	125	123
Total commercial servicing	711	706
Total managed servicing portfolio	$1,732	1,888
Total serviced for others, excluding subserviced for others	$1,315	1,431
MSRs as a percentage of loans serviced for others	0.62%	0.52
Weighted average note rate (mortgage loans serviced for others)	3.86	4.03

At September 30, 2021, and December 31, 2020, we had servicer advances, net of an allowance for uncollectible amounts, of $3.2 billion and $3.4 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2021	2020	2021	2020
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$684	838	2,100	2,452
Unreimbursed direct servicing costs (1)		(70)	(121)	(284)	(333)
Servicing fees		614	717	1,816	2,119
Amortization (2)		(61)	(74)	(159)	(240)
Changes due to collection/realization of expected cash flows (3)	(A)	(507)	(598)	(1,580)	(1,799)
Net servicing fees		46	45	77	80
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	275	(217)	1,057	(4,605)
Net derivative gains (losses) from economic hedges (5)		(176)	513	(1,109)	4,448
Market-related valuation changes to MSRs, net of hedge results		99	296	(52)	(157)
Total net servicing income		145	341	25	(77)
Net gains on mortgage loan originations/sales (6)		1,114	1,249	3,896	2,363
Total mortgage banking noninterest income		$1,259	1,590	3,921	2,286
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(232)	(815)	(523)	(6,404)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)Includes a $4 million and $41 million reversal of impairment recorded in the third quarter and first nine months of 2021, respectively, on the commercial amortized MSRs. Also, includes a $7 million and $37 million impairment recorded in the third quarter and first nine months of 2020, respectively, on the commercial amortized MSRs.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(5)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $142 million and $987 million in the third quarter and first nine months of 2021, respectively, and $(297) million and $(1.6) billion in the third quarter and first nine months of 2020, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	105

Note 10: Intangible Assets
Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	September 30, 2021			December 31, 2020
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,745	(3,459)	1,286	4,612	(3,300)	1,312
Customer relationship and other intangibles	879	(612)	267	879	(551)	328
Total amortized intangible assets	$5,624	(4,071)	1,553	5,491	(3,851)	1,640
Unamortized intangible assets:
MSRs (carried at fair value)	$6,862			6,125
Goodwill	26,191			26,392
Trademark	14			14
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $1 million and $37 million valuation allowance recorded for amortized MSRs at September 30, 2021, and December 31, 2020, respectively. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2021. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Nine months ended September 30, 2021 (actual)	$159	61	220
Estimate for the remainder of 2021	$63	20	83
Estimate for year ended December 31,
2022	234	68	302
2023	203	59	262
2024	177	48	225
2025	153	39	192
2026	119	32	151
In the first nine months of 2021, we announced agreements to sell Wells Fargo Asset Management and Corporate Trust Services and transferred the associated goodwill from the Wealth and Investment Management operating segment and the Commercial Banking operating segment, respectively, to
Corporate. Also in the first nine months of 2021, we recognized goodwill write-downs related to sales of the student loan portfolio and our Canadian equipment finance business.
Table 10.3 shows the allocation of goodwill to our reportable operating segments.

Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2020	$16,418	3,018	5,375	1,276	305	26,392
Divestitures	—	—	—	—	(201)	(201)
Foreign currency translation	—	—	—	—	—	—
Transfers of goodwill	—	(80)	—	(932)	1,012	—
September 30, 2021	$16,418	2,938	5,375	344	1,116	26,191

106	Wells Fargo & Company

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

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2021
Standby letters of credit	$124	13,659	4,698	1,832	450	20,639	6,897
Direct pay letters of credit	9	1,632	2,172	1,054	44	4,902	1,130
Written options (1)	(423)	11,828	6,102	695	58	18,683	13,205
Loans and LHFS sold with recourse (2)	33	81	910	3,001	9,322	13,314	11,307
Exchange and clearing house guarantees	—	—	—	—	7,653	7,653	—
Other guarantees and indemnifications (3)	—	723	2	9	247	981	668
Total guarantees	$(257)	27,923	13,884	6,591	17,774	66,172	33,207
December 31, 2020
Standby letters of credit	$156	11,977	4,962	1,897	433	19,269	7,528
Direct pay letters of credit	18	2,256	2,746	531	39	5,572	1,102
Written options (1)	(538)	12,735	7,972	889	58	21,654	13,394
Loans and LHFS sold with recourse (2)	33	177	819	1,870	9,723	12,589	10,332
Exchange and clearing house guarantees	—	—	—	—	5,510	5,510	—
Other guarantees and indemnifications (3)	—	734	1	1	1,414	2,150	590
Total guarantees	$(331)	27,879	16,500	5,188	17,177	66,744	32,946
(1)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(2)Represents recourse provided, all to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $218 million and $1.4 billion with related collateral of $2.5 billion and $1.2 billion as of September 30, 2021, and December 31, 2020, respectively.
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

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder. If we are unable to collect the amounts from the merchant, we incur a loss for the refund to the cardholder. We are secondarily obligated to make a refund for transactions involving sponsored merchant processing servicers. We generally have a low likelihood of loss in connection with our merchant processing services because most products and services are delivered when purchased and amounts are generally refunded when items are returned to the merchant. In addition, we may reduce our risk in connection with these transactions by withholding future payments and requiring cash or other collateral. For the first nine months of 2021, we processed card transaction volume of $1.2 trillion as a merchant acquiring bank, and related losses, including those from our joint venture entity, were immaterial.

Wells Fargo & Company	107

Note 11:  Guarantees and Other Commitments (continued)
GUARANTEES OF SUBSIDIARIES In the normal course of business, the Parent may provide counterparties with guarantees related to its subsidiaries’ obligations. These obligations are included in the Company’s consolidated balance sheet or are reflected as off-balance sheet commitments, and therefore, the Parent has not recognized a separate liability for these guarantees.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.3 billion and $2.3 billion at September 30, 2021, and December 31, 2020, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness. The assets of the Parent consist primarily of equity in its subsidiaries, and the Parent is a separate and distinct legal entity from its subsidiaries. As a result, the Parent’s ability to address claims of holders of these debt securities against the Parent under the guarantee depends on the Parent’s receipt of dividends, loan payments and other funds from its subsidiaries. If any of the Parent’s subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on that subsidiary’s assets. The rights of the Parent and the rights of the Parent’s creditors will be subject to that prior claim unless the Parent is also a direct creditor of that subsidiary. For additional information regarding other restrictions on the Parent’s ability to receive dividends, loan payments and other funds from its subsidiaries, see Note 23 (Regulatory Capital Requirements and Other Restrictions).

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both September 30, 2021, and December 31, 2020, we had commitments to purchase debt securities of $18 million and commitments to purchase equity securities of $2.9 billion and $3.2 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $10.8 billion and $12.0 billion as of September 30, 2021, and December 31, 2020, respectively.
Given the nature of these commitments, they are excluded from Table 4.4 (Unfunded Credit Commitments) in Note 4 (Loans and Related Allowance for Credit Losses).

108	Wells Fargo & Company

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
Table 12.1: Pledged Assets

(in millions)	Sep 30, 2021	Dec 31, 2020
Related to trading activities:
Repledged third-party owned debt and equity securities	$34,470	44,765
Trading debt securities and other	21,246	19,572
Equity securities	884	470
Total pledged assets related to trading activities	56,600	64,807
Related to non-trading activities:
Loans	285,792	344,220
Debt securities:
Available-for-sale	52,392	57,289
Held-to-maturity	13,001	17,290
Other financial assets	576	230
Total pledged assets related to non-trading activities	351,761	419,029
Related to VIEs:
Consolidated VIE assets	4,864	12,146
Loans eligible for repurchase from GNMA securitizations	126	179
Total pledged assets related to VIEs	4,990	12,325
Total pledged assets	$413,351	496,161
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

OFFSETTING OF SECURITIES FINANCING ACTIVITIES Table 12.2 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Collateralized financings, and those with a single counterparty, are presented net on our consolidated balance sheet, provided certain criteria are met that permit balance sheet netting. The majority of transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
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

Wells Fargo & Company	109

Note 12:  Pledged Assets and Collateral (continued)
the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 12.2, we also have balance sheet netting related to derivatives that is disclosed in Note 14 (Derivatives).
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2021	Dec 31, 2020
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$105,084	92,446
Gross amounts offset in consolidated balance sheet (1)	(18,142)	(11,513)
Net amounts in consolidated balance sheet (2)	86,942	80,933
Collateral not recognized in consolidated balance sheet (3)	(86,140)	(80,158)
Net amount (4)	$802	775
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$47,319	57,622
Gross amounts offset in consolidated balance sheet (1)	(18,142)	(11,513)
Net amounts in consolidated balance sheet (5)	29,177	46,109
Collateral pledged but not netted in consolidated balance sheet (6)	(28,971)	(45,819)
Net amount (4)	$206	290
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $67.8 billion and $65.6 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2021, and December 31, 2020, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $19.2 billion and $15.3 billion, at September 30, 2021, and December 31, 2020, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At September 30, 2021, and December 31, 2020, we have received total collateral with a fair value of $122.0 billion and $108.5 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $32.1 billion and $36.1 billion at September 30, 2021, and December 31, 2020, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At September 30, 2021, and December 31, 2020, we have pledged total collateral with a fair value of $48.3 billion and $59.2 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

110	Wells Fargo & Company

Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2021	Dec 31, 2020
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$22,779	22,922
Securities of U.S. States and political subdivisions	1	4
Federal agency mortgage-backed securities	5,465	15,353
Non-agency mortgage-backed securities	877	1,069
Corporate debt securities	9,517	9,944
Asset-backed securities	972	1,054
Equity securities	725	1,500
Other	778	336
Total repurchases	41,114	52,182
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	47	64
Federal agency mortgage-backed securities	35	23
Corporate debt securities	98	79
Equity securities (1)	5,992	5,189
Other	33	85
Total securities lending	6,205	5,440
Total repurchases and securities lending	$47,319	57,622
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2021
Repurchase agreements	$28,665	1,913	5,651	4,885	41,114
Securities lending arrangements	5,405	200	600	—	6,205
Total repurchases and securities lending (1)	$34,070	2,113	6,251	4,885	47,319
December 31, 2020
Repurchase agreements	$36,946	5,251	5,100	4,885	52,182
Securities lending arrangements	4,690	400	350	—	5,440
Total repurchases and securities lending (1)	$41,636	5,651	5,450	4,885	57,622
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

Wells Fargo & Company	111

Note 13: Legal Actions
Wells Fargo and certain of our subsidiaries are involved in a number of judicial, regulatory, governmental, arbitration, and other proceedings or investigations concerning matters arising from the conduct of our business activities, and many of those proceedings and investigations expose Wells Fargo to potential financial loss or other adverse consequences. These proceedings and investigations include actions brought against Wells Fargo and/or our subsidiaries with respect to corporate-related matters and transactions in which Wells Fargo and/or our subsidiaries were involved. In addition, Wells Fargo and our subsidiaries may be requested to provide information or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.
We establish accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. For such accruals, we record the amount we consider to be the best estimate within a range of potential losses that are both probable and estimable; however, if we cannot determine a best estimate, then we record the low end of the range of those potential losses. There can be no assurance as to the ultimate outcome of legal actions, including the matters described below, and the actual costs of resolving legal actions may be substantially higher or lower than the amounts accrued for those actions.
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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, were filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. As previously disclosed, the Company entered into a settlement to resolve the multi-district litigation. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. In June 2021, the court granted preliminary approval of an agreement pursuant to which the Company will pay $45 million and make certain changes to its GAP refund practices in order to settle the action. Allegations related to the CPI and GAP programs were among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California, which has been dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. As previously disclosed, the Company entered into an agreement to resolve investigations by the state attorneys general.
COMMERCIAL LENDING SHAREHOLDER LITIGATION In October and November 2020, plaintiffs filed two putative securities fraud class actions, which were consolidated into one lawsuit pending in the United States District Court for the Northern District of California alleging that the Company and certain of its current and former officers made false and misleading statements or omissions regarding, among other things, the Company’s commercial lending underwriting practices, the credit quality of its commercial credit portfolios, and the value of its commercial loans, collateralized loan obligations and commercial mortgage-backed securities.

112	Wells Fargo & Company

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
FOREIGN EXCHANGE BUSINESS The United States Department of Justice (Department of Justice) is investigating certain activities in the Company’s foreign exchange business, including whether customers may have received pricing inconsistent with commitments made to those customers. On September 27, 2021, the United States District Court for the Southern District of New York approved a settlement pursuant to which the Company paid $37.5 million to the United States and provided customer remediation in order to resolve the investigation. Previous investigations by other federal government agencies have been resolved.
INTERCHANGE LITIGATION Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A., and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately
$6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the money damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. Several of the opt-out and direct action litigations have been settled while others remain pending.
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

Wells Fargo & Company	113

Note 13:  Legal Actions (continued)
customers. In June 2021, the Company entered into an agreement pursuant to which the Company will pay an additional approximately $22 million to resolve the Hernandez case. In July 2021, the Company entered into an agreement in the Ryder case pursuant to which the Company will pay $12 million to cover other impacted borrowers who were not included in the Hernandez case. The Dore, Coordes, and Liguori cases have been voluntarily dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries or investigations regarding these and other mortgage servicing matters. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company regarding loss mitigation activities in the Company’s Home Lending business and insufficient progress in addressing requirements under the OCC’s April 2018 consent order. In addition, on September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business.

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

RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the Company in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. The Company previously settled two class actions with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

114	Wells Fargo & Company

OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $3.0 billion as of September 30, 2021. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	115

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

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2021			December 31, 2020
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$164,799	2,227	477	184,090	3,212	789
Foreign exchange contracts	32,623	686	688	47,331	1,381	607
Total derivatives designated as qualifying hedging instruments		2,913	1,165		4,593	1,396
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	252,116	334	305	261,159	341	344
Equity contracts	26,589	1,788	244	25,997	1,363	490
Foreign exchange contracts	33,287	463	319	47,106	331	1,515
Credit contracts	644	12	—	73	31	—
Subtotal		2,597	868		2,066	2,349
Customer accommodation trading and other derivatives:
Interest rate contracts	8,720,001	22,488	18,180	7,947,941	32,510	25,169
Commodity contracts	78,956	10,039	3,294	65,790	2,036	1,543
Equity contracts	335,027	17,641	18,299	280,195	17,522	21,516
Foreign exchange contracts	466,773	6,162	5,279	412,879	6,891	6,034
Credit contracts	38,879	39	42	34,329	64	58
Subtotal		56,369	45,094		59,023	54,320
Total derivatives not designated as hedging instruments		58,966	45,962		61,089	56,669
Total derivatives before netting		61,879	47,127		65,682	58,065
Netting		(34,819)	(34,151)		(39,836)	(41,556)
Total		$27,060	12,976		25,846	16,509
Table 14.2 provides information on the gross fair values of derivative assets and liabilities, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within the consolidated balance sheet. The “Gross amounts recognized” column in the following table includes $54.2 billion and $42.5 billion of gross derivative assets and liabilities, respectively, at September 30, 2021, and $54.6 billion and $50.1 billion, respectively, at December 31, 2020, with counterparties subject to enforceable master netting arrangements that are eligible for balance sheet netting adjustments. The remaining gross derivative assets and liabilities of $7.7 billion and $4.6 billion, respectively, at September 30, 2021, and $11.1 billion and $8.0 billion, respectively, at December 31, 2020, include those with counterparties subject to master netting arrangements for which we have not assessed the enforceability because they are with counterparties where we do not currently have positions to offset, those subject to master netting arrangements where we have not been able to confirm the enforceability and those not subject to master netting arrangements. As such, we do not net derivative balances or collateral within the consolidated balance sheet for these counterparties. Cash collateral receivables and payables that have not been offset against our derivatives were $3.4 billion and $1.2 billion, respectively, at September 30, 2021, and $1.8 billion and $984 million, respectively, at December 31, 2020.
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

116	Wells Fargo & Company

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
Table 14.2: Gross Fair Values of Derivative Assets and Liabilities

(in millions)	Gross amounts recognized	Gross amounts offset in consolidated balance sheet (1)	Net amounts in consolidated balance sheet	Gross amounts not offset in consolidated balance sheet (Disclosure-only netting)	Net amounts	Percent exchanged in over-the-counter market
September 30, 2021
Derivative assets
Interest rate contracts	$25,049	(15,661)	9,388	(697)	8,691	95%
Commodity contracts	10,039	(1,905)	8,134	(27)	8,107	93
Equity contracts	19,429	(11,506)	7,923	(994)	6,929	67
Foreign exchange contracts	7,311	(5,713)	1,598	(37)	1,561	100
Credit contracts	51	(34)	17	(1)	16	90
Total derivative assets	$61,879	(34,819)	27,060	(1,756)	25,304
Derivative liabilities
Interest rate contracts	$18,962	(15,992)	2,970	(1,271)	1,699	94%
Commodity contracts	3,294	(1,361)	1,933	(13)	1,920	46
Equity contracts	18,543	(12,340)	6,203	(567)	5,636	73
Foreign exchange contracts	6,286	(4,428)	1,858	(420)	1,438	100
Credit contracts	42	(30)	12	(2)	10	94
Total derivative liabilities	$47,127	(34,151)	12,976	(2,273)	10,703
December 31, 2020
Derivative assets
Interest rate contracts	$36,063	(21,968)	14,095	(1,274)	12,821	96%
Commodity contracts	2,036	(940)	1,096	(4)	1,092	84
Equity contracts	18,885	(10,968)	7,917	(737)	7,180	74
Foreign exchange contracts	8,603	(5,887)	2,716	(141)	2,575	100
Credit contracts	95	(73)	22	(1)	21	90
Total derivative assets	$65,682	(39,836)	25,846	(2,157)	23,689
Derivative liabilities
Interest rate contracts	$26,302	(21,934)	4,368	(2,219)	2,149	95%
Commodity contracts	1,543	(819)	724	—	724	69
Equity contracts	22,006	(12,283)	9,723	(837)	8,886	78
Foreign exchange contracts	8,156	(6,481)	1,675	(529)	1,146	100
Credit contracts	58	(39)	19	(3)	16	91
Total derivative liabilities	$58,065	(41,556)	16,509	(3,588)	12,921
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in the consolidated balance sheet, including related cash collateral and portfolio level counterparty valuation adjustments. Counterparty valuation adjustments related to derivative assets were $273 million and $399 million and debit valuation adjustments related to derivative liabilities were $154 million and $201 million as of September 30, 2021, and December 31, 2020, respectively. Cash collateral totaled $5.4 billion and $4.8 billion, netted against derivative assets and liabilities, respectively, at September 30, 2021, and $5.5 billion and $7.5 billion, respectively, at December 31, 2020.

Wells Fargo & Company	117

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
We estimate $52 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2021, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are predominantly related to discontinued hedges of floating rate loans. For cash flow hedges as of September 30, 2021, we are hedging our foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies).
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.

Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,354	(99)	(745)	609	N/A	50
Interest contracts
Amounts related to interest settlements on derivatives	(65)	68	534	—	537
Recognized on derivatives	138	(64)	(1,159)	—	(1,085)	—
Recognized on hedged items	(139)	64	1,159	—	1,084
Total gains (losses) (pre-tax) on interest rate contracts	(66)	68	534	—	536	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	9	—	4	—	13
Recognized on derivatives	—	—	(94)	(436)	(530)	29
Recognized on hedged items	(1)	—	72	431	502
Total gains (losses) (pre-tax) on foreign exchange contracts	8	—	(18)	(5)	(15)	29
Total gains (losses) (pre-tax) recognized on fair value hedges	$(58)	68	516	(5)	521	29
Quarter ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,446	(314)	(1,038)	996	N/A	(18)
Interest contracts
Amounts related to interest settlements on derivatives	(114)	157	542	—	585
Recognized on derivatives	280	(156)	(1,357)	—	(1,233)	—
Recognized on hedged items	(265)	156	1,269	—	1,160
Total gains (losses) (pre-tax) on interest rate contracts	(99)	157	454	—	512	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	16	—	(5)	—	11
Recognized on derivatives	1	—	52	856	909	(82)
Recognized on hedged items	(1)	—	(5)	(849)	(855)
Total gains (losses) (pre-tax) on foreign exchange contracts	16	—	42	7	65	(82)
Total gains (losses) (pre-tax) recognized on fair value hedges	$(83)	157	496	7	577	(82)

(continued on following page)

118	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$6,865	(303)	(2,483)	2,283	N/A	134
Interest contracts
Amounts related to interest settlements on derivatives	(200)	233	1,625	—	1,658
Recognized on derivatives	964	(248)	(5,777)	—	(5,061)	—
Recognized on hedged items	(945)	245	5,701	—	5,001
Total gains (losses) (pre-tax) on interest rate contracts	(181)	230	1,549	—	1,598	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	52	—	7	—	59
Recognized on derivatives	3	—	(363)	73	(287)	40
Recognized on hedged items	(3)	—	310	(89)	218
Total gains (losses) (pre-tax) on foreign exchange contracts	52	—	(46)	(16)	(10)	40
Total gains (losses) (pre-tax) recognized on fair value hedges	$(129)	230	1,503	(16)	1,588	40
Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,864	(2,641)	(3,515)	3,209	N/A	167
Interest contracts
Amounts related to interest settlements on derivatives	(253)	379	1,144	—	1,270
Recognized on derivatives	(1,612)	288	8,967	—	7,643	—
Recognized on hedged items	1,654	(278)	(8,775)	—	(7,399)
Total gains (losses) (pre-tax) on interest rate contracts	(211)	389	1,336	—	1,514	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	33	—	(136)	—	(103)
Recognized on derivatives	(1)	—	276	780	1,055	5
Recognized on hedged items	2	—	(249)	(769)	(1,016)
Total gains (losses) (pre-tax) on foreign exchange contracts	34	—	(109)	11	(64)	5
Total gains (losses) (pre-tax) recognized on fair value hedges	$(177)	389	1,227	11	1,450	5

Wells Fargo & Company	119

Note 14: Derivatives (continued)
Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income		Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,057	(745)	N/A	50
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(26)	—	(26)	26
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on interest rate contracts	(26)	—	(26)	25
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(6)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(2)	(2)	(4)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(26)	(2)	(28)	21
Quarter ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,965	(1,038)	N/A	(18)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	2	(51)	51
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(53)	2	(51)	51
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	12
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(1)	(1)	13
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	1	(52)	64
Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$21,353	(2,483)	N/A	134
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(117)	—	(117)	117
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(11)
Total gains (losses) (pre-tax) on interest rate contracts	(117)	—	(117)	106
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(16)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(4)	(4)	(12)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(117)	(4)	(121)	94
Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income and other comprehensive income	$26,508	(3,515)	N/A	167
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(162)	3	(159)	159
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on interest rate contracts	(162)	3	(159)	159
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	(6)	(6)	6
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	(3)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	(6)	(6)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(162)	(3)	(165)	162

120	Wells Fargo & Company

Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationship

	Hedged Items Currently Designated		Hedged Items No Longer Designated (1)
(in millions)	Carrying Amount of Assets/(Liabilities) (2)(4)	Hedge Accounting Basis Adjustment Assets/(Liabilities) (3)	Carrying Amount of Assets/(Liabilities) (4)	Hedge Accounting Basis Adjustment Assets/(Liabilities)
September 30, 2021
Available-for-sale debt securities (5)	$28,009	(202)	16,597	940
Deposits	(11,912)	(231)	—	—
Long-term debt	(141,329)	(5,922)	—	—
December 31, 2020
Available-for-sale debt securities (5)	$29,538	827	17,091	1,111
Deposits	(22,384)	(477)	—	—
Long-term debt	(156,907)	(12,466)	(14,468)	31
(1)Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $6.6 billion and for long-term debt is $(2.7) billion as of September 30, 2021, and $17.6 billion for debt securities and $(4.7) billion for long-term debt as of December 31, 2020.
(3)The balance includes $185 million and $177 million of debt securities and long-term debt cumulative basis adjustments as of September 30, 2021, respectively, and $205 million and $130 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2020, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(5)Carrying amount represents the amortized cost.

Wells Fargo & Company	121

Note 14: Derivatives (continued)
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
For additional information on economic hedges and other derivatives, see Note 14 (Derivatives) to Financial Statements in our 2020 Form 10-K.
Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.

Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended September 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(34)	—	(1)	(35)	—
Equity contracts	—	564	(2)	562	42
Foreign exchange contracts	—	—	310	310	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	(34)	564	302	832	42
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	109	189	—	298	—
Commodity contracts	—	31	—	31	—
Equity contracts	—	(722)	(51)	(773)	—
Foreign exchange contracts	—	105	—	105	—
Credit contracts	—	(7)	—	(7)	—
Subtotal	109	(404)	(51)	(346)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$75	160	251	486	42
Quarter ended September 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$216	—	(27)	189	—
Equity contracts	—	(209)	(1)	(210)	(215)
Foreign exchange contracts	—	—	(523)	(523)	—
Credit contracts	—	—	(3)	(3)	—
Subtotal	216	(209)	(554)	(547)	(215)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	485	271	—	756	—
Commodity contracts	—	(356)	—	(356)	—
Equity contracts	—	(1,291)	(142)	(1,433)	—
Foreign exchange contracts	—	160	—	160	—
Credit contracts	—	(32)	—	(32)	—
Subtotal	485	(1,248)	(142)	(905)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$701	(1,457)	(696)	(1,452)	(215)

(continued on following page)

122	Wells Fargo & Company

(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Nine months ended September 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(122)	—	(7)	(129)	—
Equity contracts	—	227	(1)	226	(357)
Foreign exchange contracts	—	—	291	291	—
Credit contracts	—	—	(10)	(10)	—
Subtotal	(122)	227	273	378	(357)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	60	1,519	—	1,579	—
Commodity contracts	—	75	—	75	—
Equity contracts	—	(2,807)	(444)	(3,251)	—
Foreign exchange contracts	—	545	—	545	—
Credit contracts	—	(78)	—	(78)	—
Subtotal	60	(746)	(444)	(1,130)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(62)	(519)	(171)	(752)	(357)
Nine months ended September 30, 2020
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$2,829	—	(72)	2,757	—
Equity contracts	—	(392)	(35)	(427)	(356)
Foreign exchange contracts	—	—	49	49	—
Credit contracts	—	—	14	14	—
Subtotal	2,829	(392)	(44)	2,393	(356)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	1,584	(1,516)	—	68	—
Commodity contracts	—	(468)	—	(468)	—
Equity contracts	—	1,110	(214)	896	—
Foreign exchange contracts	—	(242)	—	(242)	—
Credit contracts	—	115	—	115	—
Subtotal	1,584	(1,001)	(214)	369	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$4,413	(1,393)	(258)	2,762	(356)
(1)Mortgage banking amounts for the third quarter and first nine months of 2021 are comprised of gains (losses) of $(176) million and $(1.1) billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $142 million and $987 million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the third quarter and first nine months of 2020 are comprised of gains (losses) of $513 million and $4.4 billion offset by gains (losses) of $(297) million and $(1.6) billion, respectively.

Wells Fargo & Company	123

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
Table 14.7 provides details of sold and purchased credit derivatives.
Table 14.7: Sold and Purchased Credit Derivatives

			Notional amount
(in millions)	Fair value asset	Fair value liability	Protection sold (A)	Protection sold – non-investment grade	Protection purchased with identical underlyings (B)	Net protection sold (A)-(B)	Other protection purchased	Range of maturities
September 30, 2021
Credit default swaps on:
Corporate bonds	$6	2	5,567	1,417	3,833	1,734	3,733	2021 - 2031
Structured products	1	—	16	16	12	4	54	2034 - 2047
Credit protection on:
Default swap index	—	—	2,068	401	490	1,578	4,825	2021 - 2030
Commercial mortgage-backed securities index	2	11	277	23	252	25	145	2047 - 2072
Asset-backed securities index	—	8	41	41	40	1	1	2045 - 2046
Other	—	2	7,358	6,870	—	7,358	10,811	2021 - 2040
Total credit derivatives	$9	23	15,327	8,768	4,627	10,700	19,569
December 31, 2020
Credit default swaps on:
Corporate bonds	$7	2	3,767	971	2,709	1,058	3,012	2021 - 2029
Structured products	—	5	20	20	19	1	84	2034 - 2047
Credit protection on:
Default swap index	—	—	1,582	731	559	1,023	3,925	2021 - 2030
Commercial mortgage-backed securities index	3	21	297	42	272	25	75	2047 - 2072
Asset-backed securities index	—	7	41	41	40	1	1	2045 - 2046
Other	—	4	6,378	6,262	—	6,378	11,621	2021 - 2040
Total credit derivatives	$10	39	12,085	8,067	3,599	8,486	18,718

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

Table 14.8: Credit-Risk Contingent Features

(in billions)	Sep 30, 2021	Dec 31, 2020
Net derivative liabilities with credit-risk contingent features	$9.6	10.5
Collateral posted	8.4	9.0
Additional collateral to be posted upon a below investment grade credit rating (1)	1.2	1.5
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

124	Wells Fargo & Company

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

Note 15: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 15.1: Fair Value on a Recurring Basis

	September 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$33,705	2,417	—	36,122	$32,060	3,197	—	35,257
Collateralized loan obligations	—	649	181	830	—	534	148	682
Corporate debt securities	—	12,862	15	12,877	—	10,696	13	10,709
Federal agency mortgage-backed securities	—	37,022	—	37,022	—	23,549	—	23,549
Non-agency mortgage-backed securities	—	1,416	17	1,433	—	1,039	12	1,051
Other debt securities	—	6,658	1	6,659	—	3,847	—	3,847
Total trading debt securities	33,705	61,024	214	94,943	32,060	42,862	173	75,095
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	38,378	—	—	38,378	22,159	—	—	22,159
Non-U.S. government securities	—	5,787	—	5,787	—	16,813	—	16,813
Securities of U.S. states and political subdivisions	—	19,410	229	19,639	—	19,182	224	19,406
Federal agency mortgage-backed securities	—	93,985	—	93,985	—	139,070	—	139,070
Non-agency mortgage-backed securities	—	4,374	15	4,389	—	3,697	32	3,729
Collateralized loan obligations	—	14,454	—	14,454	—	9,018	—	9,018
Other debt securities	31	6,835	2,059	8,925	38	7,421	2,738	10,197
Total available-for-sale debt securities	38,409	144,845	2,303	185,557	22,197	195,201	2,994	220,392
Loans held for sale	—	16,790	991	17,781	—	17,572	1,234	18,806
Mortgage servicing rights (residential)	—	—	6,862	6,862	—	—	6,125	6,125
Derivative assets (gross):
Interest rate contracts	20	24,797	232	25,049	11	35,590	462	36,063
Commodity contracts	—	9,953	86	10,039	—	1,997	39	2,036
Equity contracts	5,275	12,274	1,880	19,429	4,888	12,384	1,613	18,885
Foreign exchange contracts	26	7,278	7	7,311	19	8,573	11	8,603
Credit contracts	—	31	20	51	—	45	50	95
Total derivative assets (gross)	5,321	54,333	2,225	61,879	4,918	58,589	2,175	65,682
Equity securities:
Marketable	25,937	220	1	26,158	23,995	596	5	24,596
Nonmarketable (1)	—	61	9,176	9,237	10	21	9,228	9,259
Total equity securities	25,937	281	9,177	35,395	24,005	617	9,233	33,855
Total assets prior to derivative netting	$103,372	277,273	21,772	402,417	$83,180	314,841	21,934	419,955
Derivative netting (2)				(34,819)				(39,836)
Total assets after derivative netting				367,598				380,119
Derivative liabilities (gross):
Interest rate contracts	$(16)	(18,878)	(68)	(18,962)	$(27)	(26,259)	(16)	(26,302)
Commodity contracts	—	(3,181)	(113)	(3,294)	—	(1,503)	(40)	(1,543)
Equity contracts	(4,503)	(11,825)	(2,215)	(18,543)	(4,860)	(15,219)	(1,927)	(22,006)
Foreign exchange contracts	(24)	(6,254)	(8)	(6,286)	(10)	(8,134)	(12)	(8,156)
Credit contracts	—	(38)	(4)	(42)	—	(49)	(9)	(58)
Total derivative liabilities (gross)	(4,543)	(40,176)	(2,408)	(47,127)	(4,897)	(51,164)	(2,004)	(58,065)
Short-sale trading liabilities	(19,405)	(6,119)	—	(25,524)	(15,292)	(7,149)	—	(22,441)
Total liabilities prior to derivative netting	$(23,948)	(46,295)	(2,408)	(72,651)	$(20,189)	(58,313)	(2,004)	(80,506)
Derivative netting (2)				34,151				41,556
Total liabilities after derivative netting				(38,500)				(38,950)
(1)Excludes $161 million and $154 million of nonmarketable equity securities as of September 30, 2021, and December 31, 2020, respectively, that are measured at fair value using non-published NAV per share (or its equivalent) as a practical expedient that are not classified in the fair value hierarchy.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 14 (Derivatives) for additional information.

126	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended September 30, 2021
Trading debt securities	$192	1	130	(101)	(2)	—	(6)	214	(3)	(6)
Available-for-sale debt securities	2,805	1	362	—	(49)	—	(816)	2,303	7	(6)
Loans held for sale	1,069	(8)	117	(79)	(83)	106	(131)	991	(10)	(7)
Mortgage servicing rights (residential) (8)	6,717	(232)	379	(2)	—	—	—	6,862	275	(7)
Net derivative assets and liabilities:
Interest rate contracts	314	110	—	—	(260)	—	—	164	16
Equity contracts	(425)	(493)	—	—	595	(58)	46	(335)	45
Other derivative contracts	35	(68)	1	(3)	25	(2)	—	(12)	(25)
Total derivative contracts	(76)	(451)	1	(3)	360	(60)	46	(183)	36	(9)
Equity securities	9,660	(487)	—	—	—	4	—	9,177	(487)	(6)
Quarter ended September 30, 2020
Trading debt securities	$223	17	64	(82)	—	—	(59)	163	7	(6)
Available-for-sale debt securities	2,098	(7)	1	(35)	(50)	16	(36)	1,987	(10)	(6)
Loans held for sale	758	(7)	144	(36)	(66)	66	(4)	855	(6)	(7)
Mortgage servicing rights (residential) (8)	6,819	(815)	351	—	—	—	—	6,355	(217)	(7)
Net derivative assets and liabilities:
Interest rate contracts	523	469	—	—	(546)	—	—	446	226
Equity contracts	20	(191)	—	—	78	—	(15)	(108)	(114)
Other derivative contracts	35	(16)	—	7	10	10	—	46	(13)
Total derivative contracts	578	262	—	7	(458)	10	(15)	384	99	(9)
Equity securities	8,165	253	—	—	—	12	—	8,430	253	(6)
Nine months ended September 30, 2021
Trading debt securities	$173	21	422	(403)	(7)	22	(14)	214	2	(6)
Available-for-sale debt securities	2,994	22	386	—	(237)	253	(1,115)	2,303	(13)	(6)
Loans held for sale	1,234	(12)	377	(458)	(300)	284	(134)	991	(13)	(7)
Mortgage servicing rights (residential) (8)	6,125	(523)	1,270	(10)	—	—	—	6,862	1,057	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	27	—	—	(304)	—	(5)	164	(14)
Equity contracts	(314)	(819)	—	—	755	(95)	138	(335)	(154)
Other derivative contracts	39	(108)	3	(4)	57	(2)	3	(12)	(10)
Total derivative contracts	171	(900)	3	(4)	508	(97)	136	(183)	(178)	(9)
Equity securities	9,233	(58)	—	(5)	—	7	—	9,177	(59)	(6)
Nine months ended September 30, 2020
Trading debt securities	$223	(68)	540	(521)	(15)	115	(111)	163	(58)	(6)
Available-for-sale debt securities	1,565	(128)	32	(68)	(198)	1,188	(404)	1,987	(108)	(6)
Loans held for sale	1,214	(111)	1,104	(394)	(228)	1,475	(2,205)	855	(36)	(7)
Mortgage servicing rights (residential) (8)	11,517	(6,404)	1,274	(33)	1	—	—	6,355	(4,605)	(7)
Net derivative assets and liabilities:
Interest rate contracts	214	1,673	—	—	(1,441)	—	—	446	335
Equity contracts	(269)	(38)	—	—	230	(10)	(21)	(108)	194
Other derivative contracts	(5)	(64)	8	3	82	22	—	46	18
Total derivative contracts	(60)	1,571	8	3	(1,129)	12	(21)	384	547	(9)
Equity securities	7,850	566	—	—	—	19	(5)	8,430	561	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $(2) million and $34 million included in other comprehensive income from available-for-sale debt securities in the third quarter and first nine months of 2021, respectively. The corresponding amounts for the third quarter and first nine months of 2020 were $7 million and $(68) million, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $5 million and $(3) million included in other comprehensive income from available-for-sale debt securities in the third quarter and first nine months of 2021, respectively. The corresponding amounts for the third quarter and first nine months of 2020 were $13 million and $(26) million, respectively.
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
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2021
Trading and available-for-sale debt securities	$2,038		Discounted cash flow	Discount rate	0.4	-	11.5%		4.1
	134		Vendor priced
	214		Market comparable pricing	Comparability adjustment	(37.7)	-	13.9		(6.1)
	131		Market comparable pricing	Multiples	0.4x	-	12.1x		6.5x
Loans held for sale	991		Discounted cash flow	Default rate	0.0	-	30.2%		1.3
				Discount rate	1.6	-	12.6		4.9
				Loss severity	0.0	-	46.8		15.6
				Prepayment rate	7.3	-	19.4		13.5
Mortgage servicing rights (residential)	6,862		Discounted cash flow	Cost to service per loan (1)	$56	-	611		108
				Discount rate	5.6	-	8.9%		6.3
				Prepayment rate (2)	13.1	-	20.9		15.4
Net derivative assets and (liabilities):
Interest rate contracts	113		Discounted cash flow	Default rate	0.0	-	5.0		1.9
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.6
Interest rate contracts: derivative loan commitments	51		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.6
				Initial-value servicing	(63.0)	-	151.0	bps	72.7
Equity contracts	244		Discounted cash flow	Conversion factor	(9.8)	-	0.0%		(9.4)
				Weighted average life	0.3	-	2.3	yrs	1.3
	(579)		Option model	Correlation factor	(77.0)	-	99.0%		21.1
				Volatility factor	6.5	-	78.8		16.2
Nonmarketable equity securities	9,176		Market comparable pricing	Comparability adjustment	(19.1)	-	(5.2)		(15.9)

Insignificant Level 3 assets, net of liabilities	(11)
Total Level 3 assets, net of liabilities	$19,364	(3)
December 31, 2020
Trading and available-for-sale debt securities	$2,126		Discounted cash flow	Discount rate	0.4	-	14.7%		3.6
	759		Vendor priced
	173		Market comparable pricing	Comparability adjustment	(39.8)	-	0.3		(8.4)
	109		Market comparable pricing	Multiples	7.2x	-	12.1x		8.0x
Loans held for sale	1,234		Discounted cash flow	Default rate	0.0	-	31.6%		1.7
				Discount rate	1.3	-	12.0		4.5
				Loss severity	0.0	-	32.3		18.4
				Prepayment rate	8.3	-	23.6		15.1
Mortgage servicing rights (residential)	6,125		Discounted cash flow	Cost to service per loan (1)	$63	-	712		130
				Discount rate	4.9	-	8.3%		5.8
				Prepayment rate (2)	14.3	-	22.8		19.9
Net derivative assets and (liabilities):
Interest rate contracts	206		Discounted cash flow	Default rate	0.0	-	6.0		1.7
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.2
Interest rate contracts: derivative loan commitments	240		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.8
				Initial-value servicing	(51.6)	-	268.0	bps	65.5
Equity contracts	220		Discounted cash flow	Conversion factor	(8.6)	-	0.0%		(8.2)
				Weighted average life	0.5	-	2.0	yrs	1.0
	(534)		Option model	Correlation factor	(77.0)	-	99.0%		24.8
				Volatility factor	6.5	-	96.6		26.4
Nonmarketable equity securities	9,228		Market comparable pricing	Comparability adjustment	(20.3)	-	(3.2)		(13.8)

Insignificant Level 3 assets, net of liabilities	44
Total Level 3 assets, net of liabilities	$19,930	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $56 - $234 at September 30, 2021, and $63 - $252 at December 31, 2020.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $21.8 billion and $21.9 billion and total Level 3 liabilities of $2.4 billion and $2.0 billion, before netting of derivative balances, at September 30, 2021, and December 31, 2020, respectively.

128	Wells Fargo & Company

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
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2021, and December 31, 2020, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2021, and year ended December 31, 2020.

Table 15.4: Fair Value on a Nonrecurring Basis

	September 30, 2021			December 31, 2020
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$3,429	1,436	4,865	2,672	2,945	5,617
Loans:
Commercial	372	—	372	1,385	—	1,385
Consumer	311	—	311	395	—	395
Total loans	683	—	683	1,780	—	1,780
Mortgage servicing rights (commercial)	—	570	570	—	510	510
Nonmarketable equity securities	5,101	68	5,169	2,397	790	3,187
Other assets	984	173	1,157	1,350	428	1,778
Total assets at fair value on a nonrecurring basis	$10,197	2,247	12,444	8,199	4,673	12,872
(1)Predominantly consists of commercial mortgages and residential mortgage – first lien loans.
Table 15.5 presents the increase (decrease) in value of certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized during the respective periods.
Table 15.5: Change in Value of Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2021	2020
Loans held for sale	$28	(77)
Loans:
Commercial	(254)	(594)
Consumer	(409)	(192)
Total loans	(663)	(786)
Mortgage servicing rights (commercial)	36	(37)
Nonmarketable equity securities (1)	2,974	102
Other assets (2)	(84)	(468)
Total	$2,291	(1,266)
(1)Includes impairment of nonmarketable equity securities and observable price adjustments related to nonmarketable equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment of private equity and venture capital investments in consolidated portfolio companies.

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
Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
September 30, 2021
Loans held for sale (2)	$1,273	Discounted cash flow	Default rate	(3)	0.7	-	79.0%	29.1
			Discount rate		0.6	-	12.7	3.1
			Loss severity		0.4	-	48.6	5.6
			Prepayment rate	(4)	5.3	-	100.0	40.1
	163	Market comparable pricing	Comparability adjustment		(8.1)	-	(0.8)	(5.9)
Mortgage servicing rights (commercial)	570	Discounted cash flow	Cost to service per loan		$150	-	3,381	2,773
			Discount rate		4.0	-	4.2%	4.0
			Prepayment rate		0.0	-	20.6	5.5
Nonmarketable equity securities	15	Market comparable pricing	Multiples		2.0x	-	3.3x	2.8x
	48	Market comparable pricing	Comparability Adjustment		(100.0)	-	(56.2)%	(67.6)
	5	Discounted cash flow	Discount rate		10.5	-	10.5	10.5
Other assets	173	Discounted cash flow	Discount rate		0.3	-	4.4	2.9
Total	$2,247
December 31, 2020
Loans held for sale (2)	$1,628	Discounted cash flow	Default rate	(3)	0.3	-	85.5%	31.5
			Discount rate		0.6	-	11.9	3.0
			Loss severity		0.4	-	45.0	8.1
			Prepayment rate	(4)	8.3	-	100.0	42.5
	1,317	Market comparable pricing	Comparability adjustment		(11.6)	-	(1.8)	(3.1)
Mortgage servicing rights (commercial)	510	Discounted cash flow	Cost to service per loan		$150	-	3,377	2,779
			Discount rate		1.9	-	1.9%	1.9
			Prepayment rate		0.0	-	20.0	5.4
Nonmarketable equity securities (5)	844	Market comparable pricing	Multiples		0.1x	-	10.9x	5.0x
	188	Market comparable pricing	Comparability adjustment		(100.0)	-	(20.0)%	(61.4)
	76	Other	Company risk factor		(100.0)	-	(20.0)	(57.7)
	91	Discounted cash flow	Discount rate		10.0	-	20.0	11.5
			Company risk factor		(62.6)	-	0.0	(30.3)
			Crude oil prices ($/barrel)		$42	-	48	47
			Natural gas prices ($/MMBtu)		2	-	2	2
Insignificant Level 3 assets	19
Total	$4,673
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2020 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.2 billion and $2.6 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2021, and December 31, 2020, respectively, and approximately $200 million and $300 million of other mortgage loans that are not government insured/guaranteed at September 30, 2021, and December 31, 2020, respectively.
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

130	Wells Fargo & Company

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
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at September 30, 2021, and December 31, 2020.

Table 15.7: Fair Value Option

	September 30, 2021			December 31, 2020
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$17,781	17,509	272	18,806	18,217	589
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $495 million and $1.7 billion in the third quarter and first nine months of 2021, respectively, and $862 million and $2.0 billion in the third quarter and first nine months of 2020, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option in the third quarter and first nine months of both 2021 and 2020 were insignificant.

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.3 billion and $1.4 billion at September 30, 2021, and December 31, 2020, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets
Cash and due from banks (1)	$25,509	25,509	—	—	25,509
Interest-earning deposits with banks (1)	241,178	240,998	180	—	241,178
Federal funds sold and securities purchased under resale agreements (1)	67,807	—	67,807	—	67,807
Held-to-maturity debt securities	262,493	24,186	238,839	997	264,022
Loans held for sale	7,030	—	5,564	1,661	7,225
Loans, net (2)	834,220	—	61,387	791,076	852,463
Nonmarketable equity securities (cost method)	3,584	—	—	3,646	3,646
Total financial assets	$1,441,821	290,693	373,777	797,380	1,461,850
Financial liabilities
Deposits (3)	$32,877	—	16,539	16,566	33,105
Short-term borrowings	41,980	—	41,980	—	41,980
Long-term debt (4)	162,952	—	169,790	1,259	171,049
Total financial liabilities	$237,809	—	228,309	17,825	246,134
December 31, 2020
Financial assets
Cash and due from banks (1)	$28,236	28,236	—	—	28,236
Interest-earning deposits with banks (1)	236,376	236,258	118	—	236,376
Federal funds sold and securities purchased under resale agreements (1)	65,672	—	65,672	—	65,672
Held-to-maturity debt securities	205,720	48,597	162,777	933	212,307
Loans held for sale	17,578	—	14,952	3,419	18,371
Loans, net (2)	853,595	—	56,270	817,827	874,097
Nonmarketable equity securities (cost method)	3,588	—	—	3,632	3,632
Total financial assets	$1,410,765	313,091	299,789	825,811	1,438,691
Financial liabilities
Deposits (3)	$52,807	—	33,321	19,940	53,261
Short-term borrowings	58,999	—	58,999	—	58,999
Long-term debt (4)	212,922	—	219,321	1,381	220,702
Total financial liabilities	$324,728	—	311,641	21,321	332,962
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $14.9 billion and $15.4 billion at September 30, 2021, and December 31, 2020, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.4 trillion at both September 30, 2021, and December 31, 2020, respectively.
(4)Excludes capital lease obligations under capital leases of $27 million and $28 million at September 30, 2021, and December 31, 2020, respectively.

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
In January 2021, we issued $3.5 billion of our Preferred Stock, Series BB, and in February 2021, we issued $1.05 billion of our Preferred Stock, Series CC. In March 2021, we redeemed our Preferred Stock, Series I, Series P and Series W, and partially redeemed our Preferred Stock, Series N, for an aggregate cost of $4.5 billion. In June 2021, we redeemed the remaining outstanding shares of our Preferred Stock, Series N, for a cost of $350 million. In July 2021, we issued $1.25 billion of our Preferred Stock, Series DD. In September 2021, we redeemed our Preferred Stock, Series O and Series X, for an aggregate cost of $1.8 billion.
Table 16.1: Preferred Stock Shares

	September 30, 2021		December 31, 2020
	Liquidation preference per share	Shares authorized and designated	Liquidation preference per share	Shares authorized and designated
DEP Shares
Dividend Equalization Preferred Shares (DEP)	$10	97,000	$10	97,000
Series I (1)
Floating Class A Preferred Stock	—	—	100,000	25,010
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	1,000	4,025,000	1,000	4,025,000
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	30,000
Series O (3)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	27,600
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	26,400
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	69,000	25,000	69,000
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	34,500	25,000	34,500
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,000	25,000	80,000
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	40,000
Series X (3)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	—	—	25,000	46,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	25,000	27,600	25,000	27,600
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	25,000	80,500	25,000	80,500
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,800	25,000	46,800
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	25,000	140,400	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	25,000	46,000	—	—
Series DD
4.25% Non-Cumulative Perpetual Class A Preferred Stock	25,000	50,000	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	—	822,242	—	822,242
Total		5,599,042		5,557,652
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
(3)In first quarter 2021, 16,000 shares of Preferred Stock, Series N, were redeemed and Preferred Stock, Series P and Series W, were fully redeemed; in second quarter 2021, the remaining 14,000 shares of Preferred Stock, Series N, were redeemed; in third quarter 2021, Preferred Stock, Series O and Series X, were fully redeemed.
(4)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

Wells Fargo & Company	133

Note 16: Preferred Stock (continued)
Table 16.2: Preferred Stock – Shares Issued and Carrying Value

	September 30, 2021				December 31, 2020
(in millions, except shares)	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount	Shares issued and outstanding	Liquidation preference value	Carrying value	Discount
DEP Shares
Dividend Equalization Preferred Shares (DEP)	96,546	$—	—	—	96,546	$—	—	—
Series I (1)
Floating Class A Preferred Stock	—	—	—	—	25,010	2,501	2,501	—
Series L (2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	3,967,995	3,968	3,200	768	3,967,995	3,968	3,200	768
Series N (3)
5.20% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	30,000	750	750	—
Series O (3)
5.125% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	26,000	650	650	—
Series P (3)
5.25% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	25,000	625	625	—
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	1,725	1,725	—	69,000	1,725	1,725	—
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	33,600	840	840	—	33,600	840	840	—
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	2,000	2,000	—	80,000	2,000	2,000	—
Series W (3)
5.70% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	40,000	1,000	1,000	—
Series X (3)
5.50% Non-Cumulative Perpetual Class A Preferred Stock	—	—	—	—	46,000	1,150	1,150	—
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	690	690	—	27,600	690	690	—
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	80,500	2,013	2,013	—	80,500	2,013	2,013	—
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	1,170	1,170	—	46,800	1,170	1,170	—
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	3,510	3,510	—	—	—	—	—
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	42,000	1,050	1,050	—	—	—	—	—
Series DD
4.25% Non-Cumulative Perpetual Class A Preferred Stock	50,000	1,250	1,250	—	—	—	—	—
ESOP (4)
Cumulative Convertible Preferred Stock	822,242	822	822	—	822,242	822	822	—
Total	5,536,683	$21,038	20,270	768	5,496,293	$21,904	21,136	768
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
(3)In first quarter 2021, $400 million of Preferred Stock, Series N, was redeemed and Preferred Stock, Series P and Series W, were fully redeemed; in second quarter 2021, the remaining $350 million of Preferred Stock, Series N, was redeemed; in third quarter 2021, Preferred Stock, Series O and Series X, were fully redeemed.
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

Table 16.3: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	221,945	221,945	$222	222	7.00%	8.00%
2017	163,210	163,210	163	163	7.00	8.00
2016	162,450	162,450	162	162	9.30	10.30
2015	92,904	92,904	93	93	8.90	9.90
2014	99,151	99,151	99	99	8.70	9.70
2013	61,948	61,948	62	62	8.50	9.50
2012	20,634	20,634	21	21	10.00	11.00
Total ESOP Preferred Stock (1)	822,242	822,242	$822	822
Unearned ESOP shares (2)			$(875)	(875)
(1)At both September 30, 2021, and December 31, 2020, additional paid-in capital included $53 million related to ESOP preferred stock.
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
operating segments, including additional financial information and the underlying management accounting process, see
Note 22 (Operating Segments).

Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2021
Net interest income (2)	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income:
Deposit-related fees	799	323	286	7	1	—	1,416
Lending-related fees (2)	35	132	196	2	—	—	365
Investment advisory and other asset-based fees (3)	—	1	9	2,457	415	—	2,882
Commissions and brokerage services fees	—	—	67	458	—	—	525
Investment banking fees	(1)	16	536	4	(8)	—	547
Card fees:
Card interchange and network revenues (4)	878	51	12	1	—	—	942
Other card fees (2)	136	—	—	—	—	—	136
Total card fees	1,014	51	12	1	—	—	1,078
Mortgage banking (2)	1,168	—	94	(3)	—	—	1,259
Net gains (losses) from trading activities (2)	(1)	(1)	85	4	5	—	92
Net gains on debt securities (2)	—	44	—	—	239	—	283
Net gains (losses) from equity securities (2)	(2)	(40)	100	37	774	—	869
Lease income (2)	—	165	—	—	157	—	322
Other (2)	85	154	134	14	169	(269)	287
Total noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	$8,804	2,076	3,385	3,618	1,325	(374)	18,834
Quarter ended September 30, 2020
Net interest income (2)	$5,918	1,408	1,714	717	(268)	(110)	9,379
Noninterest income:
Deposit-related fees	708	309	272	7	3	—	1,299
Lending-related fees (2)	39	140	171	2	—	—	352
Investment advisory and other asset-based fees (3)	—	9	26	2,043	427	—	2,505
Commissions and brokerage services fees	—	—	70	497	1	—	568
Investment banking fees	(3)	13	428	4	(1)	—	441
Card fees:
Card interchange and network revenues (4)	737	41	11	1	(1)	—	789
Other card fees (2)	123	—	—	—	—	—	123
Total card fees	860	41	11	1	(1)	—	912
Mortgage banking (2)	1,544	—	49	(3)	—	—	1,590
Net gains (losses) from trading activities (2)	—	(1)	374	8	(20)	—	361
Net gains on debt securities (2)	—	—	—	—	264	—	264
Net gains from equity securities (2)	10	—	50	—	589	—	649
Lease income (2)	—	186	14	—	133	—	333
Other (2)	70	121	128	14	526	(196)	663
Total noninterest income	3,228	818	1,593	2,573	1,921	(196)	9,937
Total revenue	$9,146	2,226	3,307	3,290	1,653	(306)	19,316
Nine months ended September 30, 2021
Net interest income (2)	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income:
Deposit-related fees	2,192	965	829	21	6	—	4,013
Lending-related fees (2)	111	403	569	6	(1)	—	1,088
Investment advisory and other asset-based fees (3)	—	8	43	7,145	1,236	—	8,432
Commissions and brokerage services fees	—	—	216	1,526	(1)	—	1,741
Investment banking fees	(9)	38	1,727	2	(73)	—	1,685
Card fees:
Card interchange and network revenues (4)	2,552	145	33	3	—	—	2,733
Other card fees (2)	371	—	—	—	—	—	371
Total card fees	2,923	145	33	3	—	—	3,104
Mortgage banking (2)	3,585	—	345	(9)	—	—	3,921
Net gains (losses) from trading activities (2)	—	—	446	16	(1)	—	461
Net gains on debt securities (2)	—	44	—	—	390	—	434
Net gains from equity securities (2)	32	5	221	43	3,656	—	3,957
Lease income (2)	—	512	1	—	437	—	950
Other (2)	370	458	469	41	847	(852)	1,333
Total noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	$26,144	6,265	10,327	10,698	5,375	(1,173)	57,636

(continued on following page)

136	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2020
Net interest income (2)	$17,637	4,695	5,698	2,274	671	(374)	30,601
Noninterest income:
Deposit-related fees	2,162	908	790	20	8	—	3,888
Lending-related fees (2)	120	393	506	6	—	—	1,025
Investment advisory and other asset-based fees (3)	—	25	66	5,951	1,223	—	7,265
Commissions and brokerage services fees	—	—	239	1,560	(4)	—	1,795
Investment banking fees	(5)	52	1,493	6	(167)	—	1,379
Card fees:
Card interchange and network revenues (4)	2,044	129	40	3	1	—	2,217
Other card fees (2)	384	—	—	—	—	—	384
Total card fees	2,428	129	40	3	1	—	2,601
Mortgage banking (2)	2,142	—	154	(9)	(1)	—	2,286
Net gains (losses) from trading activities (2)	1	(5)	1,218	16	2	—	1,232
Net gains on debt securities (2)	6	—	—	—	707	—	713
Net gains (losses) from equity securities (2)	10	(222)	174	(111)	(70)	—	(219)
Lease income (2)	—	573	20	—	428	—	1,021
Other (2)	902	374	376	50	1,097	(611)	2,188
Total noninterest income	7,766	2,227	5,076	7,492	3,224	(611)	25,174
Total revenue	$25,403	6,922	10,774	9,766	3,895	(985)	55,775
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
(3)We earned trailing commissions of $297 million and $895 million for the third quarter and first nine months of 2021, respectively, and $284 million and $816 million for the third quarter and first nine months of 2020, respectively.
(4)The cost of credit card rewards and rebates of $416 million and $1.1 billion for the third quarter and first nine months of 2021, respectively, and $318 million and $969 million for the third quarter and first nine months of 2020, respectively, are presented net against the related revenues.
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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). Settlement losses of $35 million and $97 million were recognized during the third quarter and first nine months of 2021, respectively, compared with $29 million and $99 million, respectively, for the same periods a year ago, representing the pro rata portion of the net loss in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first nine months of both 2021 and 2020. As a result of the settlement losses, we remeasured the Cash Balance Plan obligation and plan assets as of both September 30, 2021 and 2020, and used a discount rate of 2.80% and 2.60%, respectively, based on our consistent methodology of determining our discount rate using a yield curve with maturity dates that closely match the estimated timing of the expected benefit payments. In the third quarter and first nine months of 2021, respectively, the result of the settlement losses and remeasurement was:
•a decrease of $224 million and an increase of $123 million in the Cash Balance Plan asset; and
•a decrease of $189 million and an increase of $220 million in other comprehensive income (pre-tax).
In the third quarter and first nine months of 2020, respectively, the result of the settlement losses and remeasurement was:
•an increase of $89 million and $763 million in the Cash Balance Plan liability; and
•a decrease of $60 million and $664 million in other comprehensive income (pre-tax).
Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2021			2020
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$4	—	—	4	—	—
Interest cost	77	3	2	77	5	4
Expected return on plan assets	(150)	—	(5)	(148)	—	(5)
Amortization of net actuarial loss (gain)	31	4	(5)	43	3	(5)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	35	—	—	29	—	—
Net periodic benefit cost	$(3)	7	(10)	5	8	(8)
Nine months ended September 30,
Service cost	$13	—	—	11	—	—
Interest cost	219	9	8	249	13	12
Expected return on plan assets	(456)	—	(14)	(445)	—	(16)
Amortization of net actuarial loss (gain)	106	11	(15)	114	10	(14)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Settlement loss	97	2	—	99	3	—
Net periodic benefit cost	$(21)	22	(28)	28	26	(25)

Other Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $213 million and $622 million in the third quarter and first nine months of 2021, respectively, compared with $248 million and $622 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.

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
•Other – Impairment of other assets and costs associated with our technology infrastructure.

Table 19.1 provides details on our restructuring charges.

Table 19.1: Accruals for Restructuring Charges

(in millions)	Personnel costs	Facility closure costs	Other	Total
Quarter ended September 30, 2021
Balance, beginning of period	$804	—	—	804
Restructuring charges	254	(10)	—	244
Payments and utilization	(159)	10	—	(149)
Changes in estimates (1)	(243)	—	—	(243)
Balance, end of period	$656	—	—	656
Nine months ended September 30, 2021
Balance, beginning of period	$1,170	—	44	1,214
Restructuring charges	539	8	—	547
Payments and utilization	(529)	(1)	(38)	(568)
Changes in estimates (1)	(524)	(7)	(6)	(537)
Balance, end of period	$656	—	—	656
Quarter and nine months ended September 30, 2020
Balance, beginning of period	$—	—	—	—
Restructuring charges	694	24	—	718
Payments and utilization	—	(24)	—	(24)
Changes in estimates (1)	—	—	—	—
Balance, end of period	$694	—	—	694
(1)Represents reduction of expense for changes in previously estimated amounts based on refinements of assumptions.

Wells Fargo & Company	139

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Wells Fargo net income (1)	$5,122	$3,216	$15,798	286
Less: Preferred stock dividends and other (2)	335	315	1,012	1,241
Wells Fargo net income (loss) applicable to common stock (numerator) (1)	$4,787	2,901	$14,786	(955)
Earnings per common share
Average common shares outstanding (denominator)	4,056.3	4,123.8	4,107.1	4,111.4
Per share	$1.18	0.70	$3.60	(0.23)
Diluted earnings per common share
Average common shares outstanding	4,056.3	4,123.8	4,107.1	4,111.4
Add: Restricted share rights (3)	34.1	8.4	32.9	—
Diluted average common shares outstanding (denominator)	4,090.4	4,132.2	4,140.0	4,111.4
Per share	$1.17	0.70	$3.57	(0.23)
(1)In second quarter 2021, we elected to change our accounting method for low-income housing tax credit investments and elected to change the presentation of investment tax credits related to solar energy investments. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)The quarter ended September 30, 2021, balance includes $38 million, and the nine months ended September 30, 2021 and 2020, includes $86 million and $272 million, respectively, from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(3)Calculated using the treasury stock method. For the nine months ended September 30, 2020, diluted average common shares outstanding equaled average common shares outstanding because our securities convertible into common shares had an anti-dilutive effect. Weighted average RSRs outstanding were 53.4 million for the nine months ended September 30, 2020.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	—	17.7	0.4	1.3
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Per common share	$0.20	$0.10	$0.40	1.12

140	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2021			2020			2021			2020
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(447)	112	(335)	96	(18)	78	(2,187)	544	(1,643)	1,582	(391)	1,191
Reclassification of net (gains) losses to net income:
Interest income on debt securities (1)	108	(27)	81	167	(41)	126	379	(94)	285	356	(88)	268
Net gains on debt securities	(283)	70	(213)	(264)	63	(201)	(434)	105	(329)	(713)	174	(539)
Other noninterest income	—	(1)	(1)	2	—	2	(2)	—	(2)	—	—	—
Subtotal reclassifications to net income	(175)	42	(133)	(95)	22	(73)	(57)	11	(46)	(357)	86	(271)
Net change	(622)	154	(468)	1	4	5	(2,244)	555	(1,689)	1,225	(305)	920
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (2)	29	(6)	23	(82)	20	(62)	40	(9)	31	5	(2)	3
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(7)	1	(6)	12	(3)	9	(27)	6	(21)	(3)	1	(2)
Reclassification of net (gains) losses to net income:
Interest income on loans	26	(6)	20	53	(14)	39	117	(29)	88	162	(40)	122
Interest expense on long-term debt	2	(1)	1	(1)	1	—	4	(1)	3	3	—	3
Subtotal reclassifications to net income	28	(7)	21	52	(13)	39	121	(30)	91	165	(40)	125
Net change	50	(12)	38	(18)	4	(14)	134	(33)	101	167	(41)	126
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	(224)	55	(169)	(89)	22	(67)	133	(33)	100	(760)	188	(572)
Reclassification of amounts to noninterest expense (3):
Amortization of net actuarial loss	30	(7)	23	41	(10)	31	102	(25)	77	110	(27)	83
Settlements and other	33	(8)	25	27	(6)	21	92	(21)	71	95	(22)	73
Subtotal reclassifications to noninterest expense	63	(15)	48	68	(16)	52	194	(46)	148	205	(49)	156
Net change	(161)	40	(121)	(21)	6	(15)	327	(79)	248	(555)	139	(416)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(66)	2	(64)	73	(1)	72	(30)	(1)	(31)	(71)	1	(70)
Net change	(66)	2	(64)	73	(1)	72	(30)	(1)	(31)	(71)	1	(70)
Other comprehensive income (loss)	$(799)	184	(615)	35	13	48	(1,813)	442	(1,371)	766	(206)	560
Less: Other comprehensive loss from noncontrolling interests, net of tax			(2)			—			—			(1)
Wells Fargo other comprehensive income (loss), net of tax			$(613)			48			(1,371)			561
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

Wells Fargo & Company	141

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the cumulative OCI balance activity on an after-tax basis.

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Foreign currency translation adjustments	Cumulative other comprehensive income (loss)
Quarter ended September 30, 2021
Balance, beginning of period	$1,817	(196)	(70)	(2,035)	(80)	(564)
Net unrealized gains (losses) arising during the period	(335)	23	(6)	(169)	(64)	(551)
Amounts reclassified from accumulated other comprehensive income	(133)	—	21	48	—	(64)
Net change	(468)	23	15	(121)	(64)	(615)
Less: Other comprehensive loss from noncontrolling interests	(1)	—	—	—	(1)	(2)
Balance, end of period	$1,350	(173)	(55)	(2,156)	(143)	(1,177)
Quarter ended September 30, 2020
Balance, beginning of period	$2,467	(115)	(223)	(2,624)	(303)	(798)
Net unrealized gains (losses) arising during the period	78	(62)	9	(67)	72	30
Amounts reclassified from accumulated other comprehensive income	(73)	—	39	52	—	18
Net change	5	(62)	48	(15)	72	48
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$2,472	(177)	(175)	(2,639)	(231)	(750)
Nine months ended September 30, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	(112)	194
Net unrealized gains (losses) arising during the period	(1,643)	31	(21)	100	(31)	(1,564)
Amounts reclassified from accumulated other comprehensive income	(46)	—	91	148	—	193
Net change	(1,689)	31	70	248	(31)	(1,371)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—
Balance, end of period	$1,350	(173)	(55)	(2,156)	(143)	(1,177)
Nine months ended September 30, 2020
Balance, beginning of period	$1,552	(180)	(298)	(2,223)	(162)	(1,311)
Net unrealized gains (losses) arising during the period	1,191	3	(2)	(572)	(70)	550
Amounts reclassified from accumulated other comprehensive income	(271)	—	125	156	—	10
Net change	920	3	123	(416)	(70)	560
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	(1)	(1)
Balance, end of period	$2,472	(177)	(175)	(2,639)	(231)	(750)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Majority of the amounts for cash flow hedges are interest rate contracts.

142	Wells Fargo & Company

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

Wells Fargo & Company	143

Note 22: Operating Segments (continued)
Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2021
Net interest income (2)	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	8,804	2,076	3,385	3,618	1,325	(374)	18,834
Provision for credit losses	(518)	(335)	(460)	(73)	(9)	—	(1,395)
Noninterest expense	6,053	1,396	1,797	2,917	1,140	—	13,303
Income (loss) before income tax expense (benefit)	3,269	1,015	2,048	774	194	(374)	6,926
Income tax expense (benefit)	818	254	518	195	110	(374)	1,521
Net income before noncontrolling interests	2,451	761	1,530	579	84	—	5,405
Less: Net income from noncontrolling interests	—	2	—	—	281	—	283
Net income (loss)	$2,451	759	1,530	579	(197)	—	5,122
Quarter ended September 30, 2020
Net interest income (2)	$5,918	1,408	1,714	717	(268)	(110)	9,379
Noninterest income	3,228	818	1,593	2,573	1,921	(196)	9,937
Total revenue	9,146	2,226	3,307	3,290	1,653	(306)	19,316
Provision for credit losses	640	339	(121)	(10)	(79)	—	769
Noninterest expense	7,345	1,623	1,991	2,742	1,528	—	15,229
Income (loss) before income tax expense (benefit)	1,161	264	1,437	558	204	(306)	3,318
Income tax expense (benefit)	290	71	355	139	(632)	(306)	(83)
Net income before noncontrolling interests	871	193	1,082	419	836	—	3,401
Less: Net income from noncontrolling interests	—	1	—	—	184	—	185
Net income	$871	192	1,082	419	652	—	3,216
Nine months ended September 30, 2021
Net interest income (2)	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	26,144	6,265	10,327	10,698	5,375	(1,173)	57,636
Provision for credit losses	(1,304)	(1,116)	(1,245)	(92)	54	—	(3,703)
Noninterest expense	18,522	4,469	5,435	8,836	3,371	—	40,633
Income (loss) before income tax expense (benefit)	8,926	2,912	6,137	1,954	1,950	(1,173)	20,706
Income tax expense (benefit)	2,233	727	1,531	491	58	(1,173)	3,867
Net income before noncontrolling interests	6,693	2,185	4,606	1,463	1,892	—	16,839
Less: Net income (loss) from noncontrolling interests	—	5	(2)	—	1,038	—	1,041
Net income	$6,693	2,180	4,608	1,463	854	—	15,798
Nine months ended September 30, 2020
Net interest income (2)	$17,637	4,695	5,698	2,274	671	(374)	30,601
Noninterest income	7,766	2,227	5,076	7,492	3,224	(611)	25,174
Total revenue	25,403	6,922	10,774	9,766	3,895	(985)	55,775
Provision for credit losses	5,311	3,675	4,760	253	309	—	14,308
Noninterest expense	20,535	4,776	5,905	8,142	3,470	—	42,828
Income (loss) before income tax expense (benefit)	(443)	(1,529)	109	1,371	116	(985)	(1,361)
Income tax expense (benefit)	(155)	(371)	48	343	(611)	(985)	(1,731)
Net income (loss) before noncontrolling interests	(288)	(1,158)	61	1,028	727	—	370
Less: Net income from noncontrolling interests	—	3	—	—	81	—	84
Net income (loss)	$(288)	(1,161)	61	1,028	646	—	286

(continued on following page)

144	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2021
Loans (average)	$325,557	178,622	257,295	82,785	9,765	—	854,024
Assets (average)	378,665	196,192	524,124	88,652	762,067	—	1,949,700
Deposits (average)	848,419	199,226	189,424	176,570	37,302	—	1,450,941

Nine months ended September 30, 2021
Loans (average)	$336,743	180,096	251,996	81,810	10,021	—	860,666
Assets (average)	391,835	196,990	516,401	87,929	748,236	—	1,941,391
Deposits (average)	824,752	193,761	191,560	175,087	41,796	—	1,426,956

Loans (period-end)	325,918	180,539	263,957	82,824	9,589	—	862,827
Assets (period-end)	379,564	200,204	535,385	88,593	751,155	—	1,954,901
Deposits (period-end)	858,424	204,853	191,786	177,809	37,507	—	1,470,379
Quarter ended September 30, 2020
Loans (average)	$379,783	201,893	249,853	79,001	21,178	—	931,708
Assets (average)	437,780	216,067	503,627	85,775	702,662	—	1,945,911
Deposits (average)	756,485	178,997	226,129	169,441	67,976	—	1,399,028

Nine months ended September 30, 2020
Loans (average)	$377,334	218,331	260,522	78,327	21,404	—	955,918
Assets (average)	434,755	234,151	530,082	85,618	662,709	—	1,947,315
Deposits (average)	708,288	176,959	243,913	160,012	85,466	—	1,374,638

Loans (period-end)	382,815	194,747	241,113	79,472	21,935	—	920,082
Assets (period-end)	435,414	211,962	490,373	86,226	696,424	—	1,920,399
Deposits (period-end)	759,425	180,948	212,532	168,132	62,178	—	1,383,215
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
Table 23.1 presents regulatory capital information for Wells Fargo & Company and the Bank in accordance with Basel III capital requirements. Our capital adequacy is assessed based on the lower of our risk-based capital ratios calculated under the Standardized Approach and under the Advanced Approach. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component. The Basel III capital requirements for calculating Common Equity Tier 1 (CET1) and tier 1 capital, along with RWAs, are fully phased-in. However, the requirements for determining tier 2 and total capital are still in accordance with transition requirements and are scheduled to be fully phased-in beginning January 1, 2022. Accordingly, the information presented below reflects fully phased-in CET1 capital, tier 1 capital, and RWAs, but reflects total capital still in accordance with transition requirements.
At September 30, 2021, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information (1)

	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2021			December 31, 2020				September 30, 2021			December 31, 2020
(in millions, except ratios)	Advanced Approach	Standardized Approach		Advanced Approach		Standardized Approach		Advanced Approach	Standardized Approach		Advanced Approach	Standardized Approach
Regulatory capital:
Common Equity Tier 1	$141,585	141,585		138,297		138,297		150,046	150,046		150,168	150,168
Tier 1	160,615	160,615		158,196		158,196		150,046	150,046		150,168	150,168
Total	187,442	197,639		186,934		196,660		163,907	173,608		164,412	173,719
Assets:
Risk-weighted assets (2)	1,138,635	1,218,911		1,158,355		1,193,744		995,699	1,117,279		1,012,751	1,085,599
Adjusted average assets	1,921,350	1,921,350		1,900,258		1,900,258		1,758,333	1,758,333		1,735,406	1,735,406
Regulatory capital ratios:
Common Equity Tier 1 capital	12.43%	11.62	*	11.94		11.59	*	15.07	13.43	*	14.83	13.83	*
Tier 1 capital	14.11	13.18	*	13.66		13.25	*	15.07	13.43	*	14.83	13.83	*
Total capital	16.46	16.21	*	16.14	*	16.47		16.46	15.54	*	16.23	16.00	*
	Wells Fargo & Company							Wells Fargo Bank, N.A.
	September 30, 2021			December 31, 2020				September 30, 2021			December 31, 2020
Regulatory leverage:
Total leverage exposure (3)	$2,313,634			1,963,971				2,126,015			2,041,952
Supplementary leverage ratio (SLR) (3)	6.94%			8.05				7.06			7.35
Tier 1 leverage ratio (4)	8.36			8.32				8.53			8.65
*Denotes the binding ratio based on the lower calculation under the Advanced and Standardized Approaches.
(1)At September 30, 2021, the impact of the CECL transition provision issued by federal banking regulators on the regulatory capital of the Company was an increase in capital of $463 million, reflecting a $991 million (post-tax) increase in capital recognized upon our initial adoption of CECL, offset by 25% of the $5.8 billion increase in our ACL under CECL from January 1, 2020, through September 30, 2021. The impact of the CECL transition provision on the regulatory capital of the Bank at September 30, 2021, was an increase in capital of $463 million.
(2)RWAs for the Company and the Bank included an increase of $132 million under the Standardized Approach and a decrease of $1.4 billion under the Advanced Approach related to the impact of the CECL transition provision on the excess allowance for credit losses as of September 30, 2021.
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
At September 30, 2021, under transition requirements, the CET1, tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 2.00%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company and the Bank included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (comprised of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules. Table 23.2 presents the risk-based capital and leverage requirements under transition requirements to which the Company and the Bank were subject as of September 30, 2021, and December 31, 2020, which were the same under both the Standardized and Advanced Approaches.
Table 23.2: Risk-Based Capital and Leverage Ratios – Transition Requirements

	Wells Fargo & Company	Wells Fargo Bank, N.A.
	Sep 30, 2021	Sep 30, 2021
	and Dec 31, 2020	and Dec 31, 2020
Common Equity Tier 1 capital	9.00%	7.00
Tier 1 capital	10.50	8.50
Total capital	12.50	10.50
Tier 1 leverage	4.00	4.00
Supplementary leverage	5.00	6.00

146	Wells Fargo & Company

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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.3 provides a summary of restrictions on cash and cash equivalents.
Table 23.3: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2021	Dec 31, 2020
Reserve balance for non-U.S. central banks	$200	243
Segregated for benefit of brokerage customers under federal and other brokerage regulations	845	957

Wells Fargo & Company	147

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
ALCO	Asset/Liability Committee	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AUA	Assets under administration	LTV	Loan-to-value
AUM	Assets under management	MBS	Mortgage-backed security
AVM	Automated valuation model	MSR	Mortgage servicing right
BCBS	Basel Committee on Banking Supervision	NAV	Net asset value
BHC	Bank holding company	NPA	Nonperforming asset
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net stable funding ratio
CD	Certificate of deposit	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit loss	OCI	Other comprehensive income
CET1	Common Equity Tier 1	OTC	Over-the-counter
CFPB	Consumer Financial Protection Bureau	OTTI	Other-than-temporary impairment
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CLTV	Combined loan-to-value	PCI	Purchased credit-impaired
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

148	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2021.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
July	36,810,627	$44.76	577,895,706
August	41,340,615	47.85	536,555,091
September	36,057,193	46.18	500,497,898
Total	114,208,435
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

Dated: November 1, 2021    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	151