Form 10-K
period 2021-12-31
WELLS FARGO & COMPANY/MN
filed 2022-02-22
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021            Commission File Number 001-2979
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§ 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 30, 2021, the aggregate market value of common stock held by non-affiliates was approximately $185.7 billion, based on a closing price of $45.29. At February 11, 2022, 3,814,556,833 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K
1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2021 (“2021 Annual Report to Shareholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2022 (“2022 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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
At December 31, 2021, we had assets of approximately $1.9 trillion, loans of $895.4 billion, deposits of $1.5 trillion and stockholders’ equity of $188 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2021, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.8 trillion, or 91% of the Company’s assets.
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
As of December 31, 2021, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2021 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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

We have set common expectations for everyone at the Company. These expectations guide how we lead ourselves, collaborate with our colleagues, and make decisions. The following expectations apply to everyone at Wells Fargo, at every level, and in every role:
•Embrace candor
•Do what’s right
•Be great at execution
•Learn and grow
•Champion diversity and inclusion
•Build high-performing teams (for managers)

At December 31, 2021, we had 247,848 active employees, with approximately 84% of employees based in the United States. Our global workforce was 53% female and 47% male, and our U.S. workforce was 56% female and 44% male. Our U.S. workforce was 55% Caucasian/white and 45% racially/ethnically diverse.

Supporting Employees During the COVID-19 Pandemic. Keeping employees safe remains a priority. We have taken measures to enhance the safety in our offices and branch locations based on guidance from the U.S. Centers for Disease Control and Prevention. Safety kits were offered to all Wells Fargo employees and free, voluntary, on-site or self-administered COVID-19 testing is available for employees currently working at Wells Fargo locations in the U.S. Globally, employees can receive up to eight hours of additional paid time off for COVID-19 vaccine appointments. Early in the pandemic, we adjusted our child care benefits in the U.S. and Canada to provide additional resources and flexibility for employees impacted by school closures. We also enhanced our health care and time-off benefits in the U.S. to help cover medical costs associated with COVID-19 and allow high-risk, exposed, or infected employees to stay home without having to take paid time off. Employees have access to a range of other resources through our internal COVID-19 resource center.

Promoting Diversity, Equity and Inclusion. Meeting the increasingly diverse needs of Wells Fargo’s global customer base is critical to our company’s long-term growth and success. Wells Fargo values and promotes diversity, equity and inclusion (DE&I) in every aspect of our business. We are dedicated to recruitment and career development practices that support our employees and promote diversity in our workforce at all levels of our Company, including leadership positions. We have a strong record of recruiting, promoting, and rewarding women and racially/ethnically diverse employees at all levels of our Company, including a commitment to increase diverse representation in leadership roles. In November 2020, a new Operating Committee-level role reporting directly to our CEO was created to lead DE&I efforts. In this role, our Head of Diverse Segments, Representation and Inclusion is responsible for driving a Company-wide DE&I strategy.

Pay Equity Review. Wells Fargo is committed to fair and equitable compensation practices, and we regularly review our compensation programs and practices for pay equity. Each year, we engage a third-party consultant to conduct a thorough pay equity review of employee compensation, which considers gender, race, and ethnicity. The results of our 2021 review, after accounting for factors such as role, tenure, and geography, show that women at Wells Fargo continued to earn more than 99 cents for every $1 earned by their male peers. In addition, our U.S. employees who are racially/ethnically diverse continued to earn more than 99 cents for every $1 earned by Caucasian/white peers. These results have remained consistent since we started publishing the results of our pay equity review in 2017.

Employee training and development. We invest heavily in coaching and training for employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2021, we invested approximately $200 million in a variety of employee learning and development programs, including functional training, regulatory compliance, leadership and professional development, early talent development programs, and tuition reimbursement.

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
REGULATION AND SUPERVISION
We describe below, and in Note 28 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2021 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to depository institutions and bank holding companies (BHCs) is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, make acquisitions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and “Risk Factors” sections in the 2021 Annual Report to Shareholders for additional information.

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

Parent Bank Holding Company Activities
“Financial in Nature” Requirement.  We became a financial holding company effective March 13, 2000. We continue to maintain our status as a BHC for purposes of various FRB regulations. As a BHC that has elected to be treated as a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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

Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 28 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2021 Annual Report to Shareholders.
Furthermore, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019 (the “Support Agreement”), among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2021 Annual Report to Shareholders for additional information on the Support Agreement.
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
In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2021 Annual Report to Shareholders.

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

Liability of Commonly Controlled Institutions.  The Company’s subsidiaries include banks in the U.S., such as Wells Fargo Bank, N.A., that are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same BHC, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same BHC. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Dodd-Frank Act
The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and “Risk Factors” sections of the 2021 Annual Report to Shareholders.

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
As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act (FDI Act) requires federal banking regulators to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, executive compensation and risk management. Federal banking regulators are authorized to take action against institutions that fail to meet such standards.
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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2021 Annual Report to Shareholders.

Deposit Insurance Assessments
The Company’s subsidiaries include banks, such as Wells Fargo Bank, N.A., that are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our insured banks up to prescribed limits for each depositor and funds the DIF through assessments on member banks. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.
The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. For the year ended December 31, 2021, the Company's FDIC deposit insurance assessments totaled $666 million.
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution or its directors have engaged in unsafe or unsound practices or have violated any applicable law, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of our bank subsidiaries could have a material adverse effect on our earnings, depending on the collective size of the particular banks involved.

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

Future Legislation or Regulation
Economic, market and political conditions during the past several years have led to a significant amount of legislation and regulation in the U.S. and abroad affecting the financial services industry, as well as heightened expectations and scrutiny of financial services companies from banking regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition.

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2021 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2021 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

December 31, 2021	Approximate square footage (in millions)
We occupy properties in:

United States
San Francisco-Oakland-Berkely, CA metro area
420 Montgomery Street (corporate headquarters)	0.4
All other San Francisco metro area locations	2.8
Total San Francisco, CA metro area	3.2

Top 10 other U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	6.5
Minneapolis-St. Paul-Bloomington, MN-WI	5.0
New York-Newark-Jersey City, NY-NJ-PA	3.2
Los Angeles-Long Beach-Anaheim, CA	3.1
Des Moines-West Des Moines, IA	3.1
Phoenix-Mesa-Chandler, AZ	2.9
St. Louis, MO-IL	2.2
Dallas-Fort Worth-Arlington, TX	1.6
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1.4
Miami-Fort Lauderdale-Pompano Beach, FL	1.4
All other U.S. locations	35.0
Total United States	68.6

Top 5 International locations:
India	2.3
Philippines	0.9
United Kingdom	0.3
All other international locations	0.3
Total International	3.8

Total square footage of property occupied for business operations (1)	72.4
(1)In addition to the total square footage of property occupied, Wells Fargo held 3.8 million square feet of real estate as of December 31, 2021, that was vacant pending disposition, leased to retail tenants or leased-to-term by third-party office tenants.
As of December 31, 2021, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices under ownership and lease agreements. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2021 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment and Other Assets).” That information is incorporated into this item by reference.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2021 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 15 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2021 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 11, 2022, there were 250,783 holders of record of the Company’s common stock.

DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend Restrictions” section under Item 1 of this report and in the 2021 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 28 (Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.

REPURCHASES OF EQUITY SECURITIES
In July 2019, our Board of Directors authorized the repurchase of 350 million shares of our common stock. In January 2021, our
Board of Directors authorized the repurchase of an additional 500 million shares of our common stock. At December 31, 2021, we had remaining Board authority to repurchase approximately 361 million shares of common stock, subject to regulatory and legal conditions. The authorizations cover shares repurchased to meet employee benefit plan requirements. The Company maintains a variety of retirement plans for its employees and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate employee preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased as part of employee stock option exercises, from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. See the “Capital Management” section in the 2021 Annual Report to Shareholders for additional information about our common stock repurchases.
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2021.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorizations
October	36,092,310	$50.07	464,405,588
November	80,585,475	50.66	383,820,113
December	23,001,846	48.79	360,818,267
Total	139,679,631
(1)All shares were repurchased under an authorization covering up to 350 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 23, 2019 or an authorization covering up to an additional 500 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board, these authorizations do not expire.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2021 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2021 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2021 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the
2021 Annual Report to Shareholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 53)
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
Ms. Carr has served with the Company for 2 years.

William M. Daley (age 73)
    Vice Chairman of Public Affairs since November 2019;
Vice Chairman and a member of the Executive Committee at Bank of New York Mellon, a financial services company, from June 2019 to October 2019;
Managing Partner at Argentiere Capital, an investment management firm, from May 2014 to June 2019.
    Mr. Daley has served with the Company for 2 years.

Derek A. Flowers (age 50)
    Senior Executive Vice President and Chief Risk Officer since January 2022;
Senior Executive Vice President and Head of Strategic Execution and Operations from June 2019 to January 2022;
Executive Vice President and Chief Credit and Market Risk Officer from July 2016 to June 2019.
Mr. Flowers has served with the Company or its predecessors for 23 years.

Kyle G. Hranicky (age 52)
Senior Executive Vice President and CEO of Commercial Banking since September 2021;
Executive Vice President and Head of Wells Fargo Middle Market Banking from August 2018 to September 2021;
Executive Vice President and Head of Wells Fargo Corporate Banking Group from April 2015 to July 2018.
Mr. Hranicky has served with the Company or its predecessors for 27 years.

Bei Ling (age 51)
Senior Executive Vice President and Head of Human Resources since October 2021;
Managing Director, Human Resources at JPMorgan Chase & Co., a financial services company, from April 2013 to September 2021.
Ms. Ling has served with the Company for less than 1 year.

Mary T. Mack (age 59)
Senior Executive Vice President and CEO of Consumer and Small Business Banking since February 2020;
Interim CEO of Consumer Lending from February 2020 to April 2020;
Senior Executive Vice President (Consumer Banking), reflecting the renamed Consumer Banking organization which combined Community Banking and Consumer Lending, from April 2019 to February 2020;
Senior Executive Vice President (Consumer Lending) from December 2017 to April 2019 and Senior Executive Vice President (Community Banking) from November 2016 to April 2019.
Ms. Mack has served with the Company or its predecessors for 37 years.

Lester J. Owens (age 64)
Senior Executive Vice President and Head of Operations since July 2020;
Senior Executive Vice President and Head of Operations at Bank of New York Mellon, a financial services company, from February 2019 to April 2020;
Managing Director for Wholesale Banking Operations at JPMorgan Chase & Co., a financial services company, from 2007 to December 2018.
Mr. Owens has served with the Company for 1 year.

Ellen R. Patterson (age 48)
Senior Executive Vice President and General Counsel since March 2020;
Group Head, General Counsel at The Toronto-Dominion Bank, a financial services company, from November 2017 to March 2020;
Executive Vice President, General Counsel at The Toronto-Dominion Bank and head of legal, compliance, anti-money laundering, and General Counsel at TD Bank, N.A., a financial services company, from December 2016 to October 2017.
Ms. Patterson has served with the Company for 1 year.

Scott E. Powell (age 59)
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
    Mr. Powell has served with the Company for 2 years.

Michael P. Santomassimo (age 46)
Senior Executive Vice President and Chief Financial Officer since October 2020;
Senior Executive Vice President and Chief Financial Officer at Bank of New York Mellon, a financial services company, from January 2018 to July 2020;
Chief Financial Officer of Investment Services at Bank of New York Mellon from July 2016 to January 2018.
Mr. Santomassimo has served with the Company for 1 year.

Kleber R. Santos (age 48)
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion since November 2020;
President, Retail and Direct Banking at Capital One Financial Corporation, a financial services company, from March 2017 to October 2020;
Executive Vice President of consumer bank at Capital One Financial Corporation from August 2014 to March 2017.
Mr. Santos has served with the Company for 1 year.

Charles W. Scharf (age 56)
    Chief Executive Officer and President since October 2019;
Chief Executive Officer of Bank of New York Mellon, a financial services company, from July 2017 to September 2019;
Chief Executive Officer of Visa, Inc., a financial services company, from November 2012 to December 2016.
Mr. Scharf has served with the Company for 2 years.

Barry Sommers (age 52)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020;
Chief Executive Officer of Wealth Management at JPMorgan Chase & Co., a financial services company, from September 2016 to April 2019;
Chief Executive Officer of Consumer Bank at JPMorgan Chase & Co. from May 2013 to October 2016.
Mr. Sommers has served with the Company for 1 year.

Saul Van Beurden (age 52)
    Senior Executive Vice President and Head of Technology since April 2019;
Chief Information Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from August 2016 to January 2019.
Mr. Van Beurden has served with the Company for 2 years.

Michael S. Weinbach (age 48)
Senior Executive Vice President and CEO of Consumer Lending since April 2020;
Chief Executive Officer of Home Lending at JPMorgan Chase & Co., a financial services company, from December 2015 to January 2020.
Mr. Weinbach has served with the Company for 1 year.

Jonathan G. Weiss (age 64)
Senior Executive Vice President and CEO of Corporate and Investment Banking since February 2020;
Interim CEO of Wealth and Investment Management from February 2020 to June 2020;
Senior Executive Vice President (Wealth and Investment Management) from July 2017 to February 2020;
President and Chief Executive Officer of Wells Fargo Securities, LLC from May 2014 to June 2017.
Mr. Weiss has served with the Company for 16 years.

Ather Williams III (age 51)
Senior Executive Vice President and Head of Strategy, Digital Platform, and Innovation since October 2020;
Managing Director, Head of Business Banking at Bank of America Corporation, a financial services company, from September 2017 to July 2020;
Managing Director, Head of Global Transaction Services at Bank of America Corporation from May 2015 to September 2017.
Mr. Williams has served with the Company for 1 year.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.
AUDIT COMMITTEE INFORMATION
The Audit Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has three members: Mark A. Chancy, Theodore F. Craver, Jr. (Chair), and Ronald L. Sargent. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit Committee is financially literate, as required by NYSE rules, and that each qualifies as an “audit committee financial expert” as defined by SEC regulations.

CODE OF ETHICS AND BUSINESS
CONDUCT
The Company’s Code of Ethics and Business Conduct applicable to employees (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit, Governance and Nominating, Human Resources, Corporate Responsibility, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance.
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the Company’s 2022 Proxy Statement under “Corporate Governance – Item 1 – Election of Directors for a Term of One Year – Director Nominees for Election” and under “Corporate Governance – Director Election Standard and Nomination Process – Director Nomination Process.” That information is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the Company’s 2022 Proxy Statement under “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” under “Corporate Governance – Director Compensation,” under “Information About Related Persons – Related Person Transactions,” and under “Executive Compensation – Compensation Committee Report,” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” and “Human Capital Management – Performance Management and Incentive Compensation – Incentive Compensation Risk Management,” and “Human Capital Management – Our Workforce – CEO Pay Ratio and Median Annual Total Compensation.” That information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this Item 12 can be found in the Company’s 2022 Proxy Statement under “Ownership of Our Common Stock – Directors and Executive Officers – Director and Executive Officer Stock Ownership Table,” “Ownership of Our Common Stock – Principal Shareholders,” and “Executive Compensation – Equity Compensation Plan Information.” That information is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the Company’s 2022 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the Company’s 2022 Proxy Statement under “Audit Matters – Item 4 – Ratify Appointment of Independent Registered Public Accounting Firm for 2022 – KPMG Fees” and “Audit Matters – Item 4 – Ratify Appointment of Independent Registered Public Accounting Firm for 2022 – Audit Committee Pre-Approval Policies and Procedures.” That information is incorporated into this item by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2021 Annual Report to Shareholders, and are incorporated into this item by reference.
2.  FINANCIAL STATEMENT SCHEDULES
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth below. Shareholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC J0193-610, 30 Hudson Yards, 61st Floor, New York, New York 10001.
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Long-Term Incentive Compensation Plan (as amended and restated on April 26, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
Forms of Performance Share Award Agreement:
	For grants on or after January 25, 2022;	Filed herewith.
	For grants on or after January 26, 2021;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	For grants on or after February 26, 2018;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 25, 2022;	Filed herewith.
	For grants on or after January 26, 2021;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
	For grants on or after April 7, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	For grants on or after December 14, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2022.	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2021.	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Exhibit Number	Description	Location
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit Number	Description	Location
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Equity Compensation Program, effective January 1, 2016.	Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
10(l)*	Description of Wells Fargo Bank, N.A. Director Compensation Program, effective January 1, 2015.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(m)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Elective Deferral Plan, effective January 1, 2020.	Filed herewith.
	Amendment to Elective Deferral Plan, effective December 31, 2018.	Filed herewith.
	Amendment to Elective Deferral Plan, effective July 1, 2017.	Filed herewith.

Exhibit Number	Description	Location
	Amendment to Elective Deferral Plan, effective August 1, 2016.	Filed herewith.
	Amendment to Elective Deferral Plan, effective June 21, 2013.	Filed herewith.
	Amendment to Elective Deferral Plan, effective December 14, 2012.	Filed herewith.
10(n)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(o)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(p)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(q)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(r)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(s)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2021 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

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
February 22, 2022

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 22, 2022

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 22, 2022

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Steven D. Black to sign this document on their behalf.

Steven D. Black	Theodore F. Craver, Jr.	Richard B. Payne, Jr.	Charles W. Scharf
Mark A. Chancy	Wayne M. Hewett	Juan A. Pujadas	Suzanne M. Vautrinot
Celeste A. Clark	Maria R. Morris	Ronald L. Sargent

By:	/s/ STEVEN D. BLACK
Steven D. Black
Director and Attorney-in-fact
February 22, 2022