Form 10-Q
period 2022-03-31
WELLS FARGO & COMPANY/MN
filed 2022-05-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 22, 2022
Common stock, $1-2/3 par value	3,790,352,243

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Mar 31, 2022 % Change from
($ in millions, except per share amounts)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Selected Income Statement Data
Total revenue	$17,592	20,856	18,532	(16)%	(5)
Noninterest expense	13,870	13,198	13,989	5	(1)
Pre-tax pre-provision profit (PTPP) (1)	3,722	7,658	4,543	(51)	(18)
Provision for credit losses	(787)	(452)	(1,048)	(74)	25
Wells Fargo net income	3,671	5,750	4,636	(36)	(21)
Wells Fargo net income applicable to common stock	3,393	5,470	4,256	(38)	(20)
Common Share Data
Diluted earnings per common share	0.88	1.38	1.02	(36)	(14)
Dividends declared per common share	0.25	0.20	0.10	25	150
Common shares outstanding	3,789.9	3,885.8	4,141.1	(2)	(8)
Average common shares outstanding	3,831.1	3,927.6	4,141.3	(2)	(7)
Diluted average common shares outstanding	3,868.9	3,964.7	4,171.0	(2)	(7)
Book value per common share (2)	$42.21	43.32	40.27	(3)	5
Tangible book value per common share (2)(3)	35.13	36.35	33.49	(3)	5
Selected Equity Data (period-end)
Total equity	181,689	190,110	188,034	(4)	(3)
Common stockholders’ equity	159,968	168,331	166,748	(5)	(4)
Tangible common equity (3)	133,144	141,254	138,702	(6)	(4)
Performance Ratios
Return on average assets (ROA) (4)	0.78%	1.17	0.97
Return on average equity (ROE) (5)	8.4	12.8	10.3
Return on average tangible common equity (ROTCE) (3)	10.0	15.3	12.4
Efficiency ratio (6)	79	63	75
Net interest margin on a taxable-equivalent basis	2.16	2.11	2.05
Selected Balance Sheet Data (average)
Loans	$898,005	875,036	873,439	3	3
Assets	1,919,392	1,943,430	1,934,425	(1)	(1)
Deposits	1,464,072	1,470,027	1,393,472	—	5
Selected Balance Sheet Data (period-end)
Debt securities	535,916	537,531	505,826	—	6
Loans	911,807	895,394	861,572	2	6
Allowance for credit losses for loans	12,681	13,788	18,043	(8)	(30)
Equity securities	70,755	72,886	57,702	(3)	23
Assets	1,939,709	1,948,068	1,957,264	—	(1)
Deposits	1,481,354	1,482,479	1,437,119	—	3

Headcount (#) (period-end)	246,577	249,435	264,513	(1)	(7)
Capital and other metrics
Risk-based capital ratios and components (7):
Standardized Approach:
Common equity tier 1 (CET1)	10.45%	11.35	11.85
Tier 1 capital	11.96	12.89	13.54
Total capital	14.72	15.84	16.75
Risk-weighted assets (RWAs) (in billions)	$1,265.5	1,239.0	1,179.0	2	7
Advanced Approach:
Common equity tier 1 (CET1)	11.82%	12.60	12.60
Tier 1 capital	13.52	14.31	14.39
Total capital	15.87	16.72	16.92
Risk-weighted assets (RWAs) (in billions)	$1,119.5	1,116.1	1,109.4	—	1
Tier 1 leverage ratio	8.00%	8.34	8.36
Supplementary Leverage Ratio (SLR)	6.61	6.89	7.91
Total Loss Absorbing Capacity (TLAC) Ratio (8)	22.31	23.03	25.18
Liquidity Coverage Ratio (LCR) (9)	119	118	127
NM – Not meaningful
(1)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(2)Book value per common share is common stockholders’ equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
(3)Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on investments in consolidated portfolio companies, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
(4)Represents Wells Fargo net income divided by average assets.
(5)Represents Wells Fargo net income applicable to common stock divided by average common stockholders’ equity.
(6)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(7)For additional information, see the “Capital Management” section and Note 23 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
(8)Represents TLAC divided by RWAs, which is our binding TLAC ratio, determined by using the greater of RWAs under the Standardized and Advanced Approaches.
(9)Represents high-quality liquid assets divided by projected net cash outflows, as each is defined under the LCR rule.

2	Wells Fargo & Company

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the Glossary of Acronyms for definitions of terms used throughout this Report.
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 37 on Fortune’s 2021 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2022.
Wells Fargo’s top priority remains building a risk and control infrastructure appropriate for its size and complexity. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we are likely to experience issues or delays along the way in satisfying their requirements. Issues or delays with one regulatory action could affect our progress on others, and failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, enforcement actions, and other negative consequences, which could be significant. While we still have significant work to do, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

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

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company. The Company continues to work to address the provisions of the consent orders. The Company has not yet satisfied certain aspects of the consent orders, and as a result, we believe regulators may impose additional penalties or take other enforcement actions. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company related to insufficient progress in addressing requirements under the OCC’s April 2018 consent order and loss mitigation activities in the Company’s Home Lending business.

Consent Order with the OCC Regarding Loss Mitigation Activities
On September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business. In addition, the consent order restricts the Company from acquiring certain third-party

Wells Fargo & Company	3

Overview (continued)
residential mortgage servicing and limits transfers of certain mortgage loans requiring customer remediation out of the Company’s mortgage servicing portfolio until remediation is provided.

Retail Sales Practices Matters and Other Customer Remediation Activities
In September 2016, we announced settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney, and entered into related consent orders with the CFPB and the OCC, in connection with allegations that some of our retail customers received products and services they did not request. As a result, it remains a priority to rebuild trust through a comprehensive action plan that includes making things right for our customers, employees, and other stakeholders, and building a better Company for the future. On September 8, 2021, the CFPB consent order regarding retail sales practices expired.
Our priority of rebuilding trust has also included an effort to identify other areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort. We have previously disclosed key areas of focus as part of our rebuilding trust efforts and are in the process of providing remediation for those matters. We have accrued for the probable and estimable remediation costs related to our rebuilding trust efforts, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate.
For additional information regarding retail sales practices matters and other customer remediation activities, including related legal and regulatory risk, see the “Risk Factors” section in our 2021 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Recent Developments
LIBOR Transition
The London Interbank Offered Rate (LIBOR) is a widely referenced benchmark rate that seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. On March 5, 2021, the United Kingdom’s Financial Conduct Authority and ICE Benchmark Administration, the administrator of LIBOR, announced that certain settings of LIBOR would no longer be published on a representative basis after December 31, 2021, and the most commonly used U.S. dollar (USD) LIBOR settings would no longer be published on a representative basis after June 30, 2023. Central banks in various jurisdictions convened committees to identify replacement rates to facilitate the transition away from LIBOR. The committee convened by the Federal Reserve in the United States, the Alternative Reference Rates Committee (ARRC), recommended the Secured Overnight Financing Rate (SOFR) as the replacement rate for USD LIBOR. Additionally, the Federal Reserve, the OCC and the Federal Deposit Insurance Corporation (FDIC) have issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts.

In preparation for the cessation of the various LIBOR settings, we have undertaken a variety of activities. Among other things, we proactively implemented internal “stop-sell” dates to discontinue offering products referencing LIBOR except pursuant to limited exceptions consistent with regulatory guidance. At the same time, we expanded our suite of product offerings that are indexed to alternative reference rates.
We also continue to transition our legacy LIBOR contracts to alternative reference rates. We transitioned substantially all of our legacy contracts with LIBOR settings impacted by the December 31, 2021, cessation date to alternative reference rates, and we will continue to address contracts with LIBOR settings that are impacted by the June 30, 2023, cessation date.
In first quarter 2022, the Adjustable Interest Rate Act (the LIBOR Act) was enacted to provide a statutory framework to replace LIBOR with a benchmark rate based on SOFR in contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR. We expect that the LIBOR Act will allow for the transition of certain of our commercial credit facilities and other contracts that do not have appropriate fallback provisions to replace LIBOR.
For additional information on the amounts of certain of our LIBOR-linked contracts, as well as our transition plans for these contracts, see the “Overview – Recent Developments – LIBOR Transition” section in our 2021 Form 10-K. For information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2021 Form 10-K.

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2022	2021	$ Change	% Change
Selected income statement data
Net interest income	$9,221	8,808	413	5%
Noninterest income	8,371	9,724	(1,353)	(14)
Total revenue	17,592	18,532	(940)	(5)
Net charge-offs	305	523	(218)	(42)
Change in the allowance for credit losses	(1,092)	(1,571)	479	30
Provision for credit losses	(787)	(1,048)	261	25
Noninterest expense	13,870	13,989	(119)	(1)
Income tax expense	707	901	(194)	(22)
Wells Fargo net income	3,671	4,636	(965)	(21)
Wells Fargo net income applicable to common stock	3,393	4,256	(863)	(20)
In first quarter 2022, we generated $3.7 billion of net income and diluted earnings per common share (EPS) of $0.88, compared with $4.6 billion of net income and EPS of $1.02 in the same period a year ago. Financial performance for first quarter 2022, compared with the same period a year ago, included the following:
•total revenue decreased due to lower mortgage banking income, other income, and investment advisory and other asset-based fee income, partially offset by higher net interest income;
•provision for credit losses reflected lower net charge-offs, reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios, and increased uncertainty related to the risks of high inflation;
•noninterest expense decreased due to lower personnel expense, professional and outside services expense, and other expense, partially offset by higher operating losses;
•average loans increased due to growth in commercial, credit card and auto loans, partially offset by a decrease in residential mortgage loans as paydowns exceeded originations; and
•average deposits increased driven by growth in the Consumer Banking and Lending, Commercial Banking, and Wealth and Investment Management (WIM) operating segments due to higher levels of liquidity and savings for consumer and commercial customers, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

Capital and Liquidity
We maintained a strong capital position in first quarter 2022, with total equity of $181.7 billion at March 31, 2022, compared with $190.1 billion at December 31, 2021. Our liquidity and regulatory capital ratios remained strong at March 31, 2022, including:
•our Common Equity Tier 1 (CET1) ratio was 10.45% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory requirement of 9.10%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 22.31%, compared with the regulatory requirement of 21.50%; and
•our liquidity coverage ratio (LCR) was 119%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $12.7 billion at March 31, 2022, decreased $1.1 billion from December 31, 2021.
•Our provision for credit losses for loans was $(775) million in first quarter 2022, up from $(1.1) billion in the same period a year ago. The ACL for loans and the provision for credit losses reflected lower net charge-offs, reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios, and increased uncertainty related to the risks of high inflation.
•The allowance coverage for total loans was 1.39% at March 31, 2022, compared with 1.54% at December 31, 2021.
•Commercial portfolio net loan charge-offs were $(29) million, or (2) basis points of average commercial loans, in first quarter 2022, compared with net loan charge-offs of $149 million, or 13 basis points, in the same period a year ago, due to lower losses in our commercial and industrial portfolio driven by higher recoveries in the oil, gas and pipeline industry, and lower losses in our real estate mortgage portfolio.
•Consumer portfolio net loan charge-offs were $334 million, or 35 basis points of average consumer loans, in first quarter 2022, compared with net loan charge-offs of $364 million, or 37 basis points, in the same period a year ago, driven by lower losses in our credit card and other consumer portfolios, partially offset by higher losses in our auto loan portfolio.
•Nonperforming assets (NPAs) of $7.0 billion at March 31, 2022, decreased $323 million, or 4%, from December 31, 2021, driven by decreases in all commercial nonaccrual loan portfolios, partially offset by increases in our residential mortgage nonaccrual loans primarily resulting from certain customers exiting COVID-19 accommodation programs. NPAs represented 0.77% of total loans at March 31, 2022.

Wells Fargo & Company	5

Earnings Performance
Wells Fargo net income for first quarter 2022 was $3.7 billion ($0.88 diluted EPS), compared with $4.6 billion ($1.02 diluted EPS) in the same period a year ago. Net income decreased in first quarter 2022, compared with the same period a year ago, predominantly due to a $1.4 billion decrease in noninterest income, partially offset by a $413 million increase in net interest income.

Net Interest Income
Net interest income and net interest margin increased in first quarter 2022, compared with the same period a year ago, due to lower mortgage-backed securities premium amortization, lower costs and balances of long-term debt, and higher loan balances, partially offset by lower interest income from loans purchased from securitization pools and Paycheck Protection Program (PPP) loans. Interest income from PPP loans was $49 million in first quarter 2022, compared with $102 million in the same period a year ago. Additionally, interest income associated with loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools was $221 million in first quarter 2022, compared with $263 million in the same period a year ago. For additional information about loans purchased from GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
Table 1 presents the individual components of net interest income and the net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended March 31, 2022 and 2021.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2021 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
			2022			2021
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$179,051	96	0.22%	$223,437	57	0.10%
Federal funds sold and securities purchased under resale agreements	64,845	(9)	(0.05)	72,148	7	0.04
Debt securities:
Trading debt securities	90,677	553	2.44	87,383	534	2.45
Available-for-sale debt securities	169,048	723	1.72	206,946	841	1.63
Held-to-maturity debt securities	279,245	1,379	1.98	216,826	1,027	1.90
Total debt securities	538,970	2,655	1.97	511,155	2,402	1.89
Loans held for sale (2)	19,513	140	2.86	34,554	331	3.85
Loans:
Commercial loans:
Commercial and industrial – U.S.	276,070	1,700	2.50	252,892	1,596	2.56
Commercial and industrial – Non-U.S.	77,759	403	2.10	65,419	338	2.10
Real estate mortgage	127,464	833	2.65	120,734	812	2.73
Real estate construction	20,259	165	3.31	21,755	166	3.10
Lease financing	14,586	155	4.24	15,799	184	4.62
Total commercial loans	516,138	3,256	2.56	476,599	3,096	2.63
Consumer loans:
Residential mortgage – first lien	242,883	1,907	3.14	266,251	2,068	3.11
Residential mortgage – junior lien	16,017	165	4.17	22,321	228	4.13
Credit card	38,164	1,065	11.32	35,205	1,033	11.90
Auto	56,701	584	4.17	48,680	560	4.66
Other consumer	28,102	256	3.69	24,383	233	3.87
Total consumer loans	381,867	3,977	4.20	396,840	4,122	4.18
Total loans (2)	898,005	7,233	3.25	873,439	7,218	3.34
Equity securities	33,282	170	2.05	29,434	137	1.87
Other	11,498	3	0.12	9,498	1	0.03
Total interest-earning assets	$1,745,164	10,288	2.38%	$1,753,665	10,153	2.33%
Cash and due from banks	24,976	—		24,598	—
Goodwill	25,180	—		26,383	—
Other	124,072	—		129,779	—
Total noninterest-earning assets	$174,228	—		180,760	—
Total assets	$1,919,392	10,288		1,934,425	10,153
Liabilities
Deposits:
Demand deposits	$455,350	38	0.03%	$444,764	33	0.03%
Savings deposits	440,680	24	0.02	411,596	32	0.03
Time deposits	27,849	19	0.28	44,025	47	0.43
Deposits in non-U.S. offices	21,456	2	0.03	30,731	—	0.01
Total interest-bearing deposits	945,335	83	0.04	931,116	112	0.05
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	20,431	(3)	(0.05)	47,357	2	—
Other short-term borrowings	12,327	(11)	(0.36)	11,725	(11)	(0.37)
Total short-term borrowings	32,758	(14)	(0.17)	59,082	(9)	(0.06)
Long-term debt	153,803	761	1.98	198,340	1,026	2.07
Other liabilities	31,092	130	1.68	28,875	109	1.50
Total interest-bearing liabilities	$1,162,988	960	0.33%	$1,217,413	1,238	0.41%
Noninterest-bearing demand deposits	518,737	—		462,356	—
Other noninterest-bearing liabilities	51,330	—		65,582	—
Total noninterest-bearing liabilities	$570,067	—		527,938	—
Total liabilities	$1,733,055	960		1,745,351	1,238
Total equity	186,337	—		189,074	—
Total liabilities and equity	$1,919,392	960		1,934,425	1,238

Interest rate spread on a taxable-equivalent basis (3)			2.05%			1.92%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$9,328	2.16%		$8,915	2.05%
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
(3)Includes taxable-equivalent adjustments of $107 million for both quarters ended March 31, 2022 and 2021, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Deposit-related fees	$1,473	1,255	218	17%
Lending-related fees	342	361	(19)	(5)
Investment advisory and other asset-based fees	2,498	2,756	(258)	(9)
Commissions and brokerage services fees	537	636	(99)	(16)
Investment banking fees	447	568	(121)	(21)
Card fees	1,029	949	80	8
Net servicing income	154	(99)	253	256
Net gains on mortgage loan originations/sales	539	1,425	(886)	(62)
Mortgage banking	693	1,326	(633)	(48)
Net gains from trading activities	218	348	(130)	(37)
Net gains from debt securities	2	151	(149)	(99)
Net gains from equity securities	576	392	184	47
Lease income	327	315	12	4
Other	229	667	(438)	(66)
Total	$8,371	9,724	(1,353)	(14)
First quarter 2022 vs. first quarter 2021
Deposit-related fees increased driven by lower fee waivers and reversals as first quarter 2021 included various accommodations to support customers during the COVID-19 pandemic, as well as other temporary fee waivers.

In January 2022, we announced enhancements and changes to help our consumer customers avoid overdraft-related fees, which we began to implement in March 2022. We expect this will lower certain deposit-related fees for the remainder of 2022.

Investment advisory and other asset-based fees decreased reflecting:
•lower asset-based and trust fees due to divestitures in fourth quarter 2021;
partially offset by:
•higher market valuations on WIM advisory assets.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Commissions and brokerage services fees decreased driven by lower transactional revenue.

Investment banking fees decreased driven by lower debt and equity underwriting fees as a result of lower market activity.

Card fees increased reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Net servicing income increased reflecting:
•lower amortization of the fair value mortgage servicing right (MSR) due to lower prepayment rates driven by increases in interest rates; and
•lower unreimbursed servicing costs due to fewer payoffs and favorable recoveries from loss mitigation activities;

partially offset by:
•lower contractually specified servicing fees due to a lower balance of loans serviced for others.

Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage held for sale (HFS) origination volumes and lower margins in our retail and correspondent production channels; and
•a shift in production to more correspondent loans, which have a lower production margin compared with retail loans.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities decreased reflecting:
•lower trading activity in residential mortgage-backed securities and high yield products;
partially offset by:
•higher foreign exchange, rates, and commodities trading revenue.

Net gains from debt securities decreased due to lower gains on sales of agency mortgage-backed securities (MBS) as a result of decreased sales volumes.

Net gains from equity securities increased reflecting:
•higher unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses; and
•higher realized gains on the sales of equity securities;
partially offset by:
•higher impairment of equity securities.

8	Wells Fargo & Company

Other income decreased due to:
•a gain on the sale of a portion of our student loan portfolio in first quarter 2021;
•higher losses due to growth in wind energy investments (offset by benefits and credits in income tax expense); and
•lower gains on the sales of certain residential mortgage loans which were reclassified to HFS.

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Personnel	$9,271	9,558	(287)	(3)%
Technology, telecommunications and equipment	876	844	32	4
Occupancy	722	770	(48)	(6)
Operating losses	673	213	460	216
Professional and outside services	1,286	1,388	(102)	(7)
Leases (1)	188	226	(38)	(17)
Advertising and promotion	99	90	9	10
Restructuring charges	5	13	(8)	(62)
Other	750	887	(137)	(15)
Total	$13,870	13,989	(119)	(1)
(1)Represents expenses for assets we lease to customers.
First quarter 2022 vs. first quarter 2021

Personnel expense decreased driven by:
•lower salaries as a result of reduced headcount driven by efficiency initiatives and divestitures; and
•lower incentive compensation expense.

Occupancy expense decreased driven by efficiency initiatives.

Operating losses increased driven by higher customer remediation expense related to expansions of the population of affected customers, remediation payments, and/or remediation time frames predominantly for a variety of historical matters.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Leases expense decreased driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio.

Other expenses decreased driven by:
•a write-down of goodwill in first quarter 2021 related to the sale of a portion of our student loan portfolio, and
•lower donation expense due to the donation of PPP processing fees in first quarter 2021;
partially offset by:
•higher pension plan settlement expense.
Income Tax Expense
Income tax expense was $707 million in first quarter 2022, compared with $901 million in the same period a year ago, driven by lower pre-tax income and net discrete income tax benefits primarily related to stock-based compensation. The effective income tax rate was 16.1% for first quarter 2022, compared with 16.3% for the same period a year ago.

Wells Fargo & Company	9

Earnings Performance (continued)
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
Table 4: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer and Small Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Affiliated venture capital and private equity businesses • Non-strategic businesses

10	Wells Fargo & Company

Table 5 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Table 5: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2022
Net interest income	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income	2,567	966	1,480	2,958	806	(406)	8,371
Total revenue	8,563	2,327	3,470	3,757	(12)	(513)	17,592
Provision for credit losses	(190)	(344)	(196)	(37)	(20)	—	(787)
Noninterest expense	6,395	1,531	1,983	3,175	786	—	13,870
Income (loss) before income tax expense (benefit)	2,358	1,140	1,683	619	(778)	(513)	4,509
Income tax expense (benefit)	588	280	425	154	(227)	(513)	707
Net income (loss) before noncontrolling interests	1,770	860	1,258	465	(551)	—	3,802
Less: Net income from noncontrolling interests	—	3	—	—	128	—	131
Net income (loss)	$1,770	857	1,258	465	(679)	—	3,671
Quarter ended March 31, 2021
Net interest income	$5,615	1,254	1,779	657	(390)	(107)	8,808
Noninterest income	3,039	827	1,825	2,887	1,417	(271)	9,724
Total revenue	8,654	2,081	3,604	3,544	1,027	(378)	18,532
Provision for credit losses	(419)	(399)	(284)	(43)	97	—	(1,048)
Noninterest expense	6,267	1,630	1,833	3,028	1,231	—	13,989
Income (loss) before income tax expense (benefit)	2,806	850	2,055	559	(301)	(378)	5,591
Income tax expense (benefit)	702	212	500	140	(275)	(378)	901
Net income (loss) before noncontrolling interests	2,104	638	1,555	419	(26)	—	4,690
Less: Net income from noncontrolling interests	—	1	—	—	53	—	54
Net income (loss)	$2,104	637	1,555	419	(79)	—	4,636
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

Earnings Performance (continued)
Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending. Table 5a and Table 5b provide additional information for Consumer Banking and Lending.
Table 5a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change
Income Statement
Net interest income	$5,996	5,615	381	7%
Noninterest income:
Deposit-related fees	845	661	184	28
Card fees	961	892	69	8
Mortgage banking	654	1,259	(605)	(48)
Other	107	227	(120)	(53)
Total noninterest income	2,567	3,039	(472)	(16)
Total revenue	8,563	8,654	(91)	(1)
Net charge-offs	375	370	5	1
Change in the allowance for credit losses	(565)	(789)	224	28
Provision for credit losses	(190)	(419)	229	55
Noninterest expense	6,395	6,267	128	2
Income before income tax expense	2,358	2,806	(448)	(16)
Income tax expense	588	702	(114)	(16)
Net income	$1,770	2,104	(334)	(16)
Revenue by Line of Business
Consumer and Small Business Banking	$5,071	4,550	521	11
Consumer Lending:
Home Lending	1,490	2,227	(737)	(33)
Credit Card (1)	1,265	1,188	77	6
Auto	444	403	41	10
Personal Lending (1)	293	286	7	2
Total revenue	$8,563	8,654	(91)	(1)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (2)	14.4%	17.2
Efficiency ratio (3)	75	72
Headcount (#) (period-end)	113,273	123,547		(8)
Retail bank branches (#)	4,705	4,944		(5)
Digital active customers (# in millions) (4)	33.7	32.9		2
Mobile active customers (# in millions) (4)	27.8	26.7		4

Consumer and Small Business Banking:
Deposit spread (5)	1.6%	1.6
Debit card purchase volume ($ in billions) (6)	$115.0	108.5	6.5	6
Debit card purchase transactions (# in millions) (6)	2,338	2,266		3

(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$116	(123)	239	194%
Net gains on mortgage loan originations/sales	538	1,382	(844)	(61)
Total mortgage banking	$654	1,259	(605)	(48)

Originations ($ in billions):
Retail	$24.1	33.6	(9.5)	(28)
Correspondent	13.8	18.2	(4.4)	(24)
Total originations	$37.9	51.8	(13.9)	(27)

% of originations held for sale (HFS)	51.4%	75.8
Third-party mortgage loans serviced (period-end)($ in billions) (7)	$704.2	801.0	(96.8)	(12)
Mortgage servicing rights (MSR) carrying value (period-end)	8,511	7,536	975	13
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (7)	1.21%	0.94
Home lending loans 30+ days delinquency rate (8)(9)(10)	0.29	0.56

Credit Card: (1)
Point of sale (POS) volume ($ in billions)	$26.0	19.6	6.4	33
New accounts (# in thousands)	484	266		82
Credit card loans 30+ days delinquency rate (10)	1.58%	2.13

Auto:
Auto originations ($ in billions)	$7.3	7.0	0.3	4
Auto loans 30+ days delinquency rate (9)(10)	1.68%	1.22

Personal Lending: (1)
New volume ($ in billions)	$2.6	1.9	0.7	37
NM – Not meaningful
(1)In first quarter 2022, we transferred our Retail Services business from Credit Card to Personal Lending. Prior period balances have been revised to conform with the current period presentation.
(2)Return on allocated capital is segment net income (loss) applicable to common stock divided by segment average allocated capital. Segment net income (loss) applicable to common stock is segment net income (loss) less allocated preferred stock dividends.
(3)Efficiency ratio is segment noninterest expense divided by segment total revenue (net interest income and noninterest income).
(4)Digital and mobile active customers is the number of consumer and small business customers who have logged on via a digital or mobile device, respectively, in the prior 90 days. Digital active customers includes both online and mobile customers.
(5)Deposit spread is (i) the internal funds transfer pricing credit on segment deposits minus interest paid to customers for segment deposits, divided by (ii) average segment deposits.
(6)Debit card purchase volume and transactions reflect combined activity for both consumer and business debit card purchases.
(7)Excludes residential mortgage loans subserviced for others.
(8)Excludes residential mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) and loans held for sale.
(9)Excludes nonaccrual loans.
(10)Beginning in second quarter 2020, customer payment deferral activities instituted in response to the COVID-19 pandemic may have delayed the recognition of delinquencies for those customers who would have otherwise moved into past due or nonaccrual status.
First quarter 2022 vs. first quarter 2021
Revenue decreased driven by:
•lower mortgage banking noninterest income due to lower HFS origination volumes and margins, partially offset by higher servicing income; and
•lower other income driven by lower gains on the sales of certain residential mortgage loans which were reclassified to held for sale;
partially offset by:
•higher net interest income reflecting higher interest rates and higher deposit balances, partially offset by lower loan balances;
•higher deposit-related fees primarily reflecting lower fee waivers and reversals as first quarter 2021 included various accommodations to support customers during the COVID-19 pandemic, as well as other temporary fee waivers; and
•higher card fees reflecting higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.
Provision for credit losses reflected reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios and increased uncertainty related to the risks of high inflation.

Noninterest expense increased driven by:
•higher operating losses due to higher customer remediation expense related to expansions of the population of affected customers, remediation payments, and/or remediation time frames predominantly for a variety of historical matters;
partially offset by:
•lower personnel expense driven by lower branch and operations staffing expense related to efficiency initiatives in Consumer and Small Business Banking, as well as lower revenue-related incentive compensation in Home Lending;
•lower occupancy expense and professional and outside services expense related to efficiency initiatives; and
•lower donation expense due to the donation of PPP processing fees in first quarter 2021.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 5b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer and Small Business Banking (1)	$10,605	20,137	(9,532)	(47)%
Consumer Lending:
Home Lending	213,714	243,036	(29,322)	(12)
Credit Card (2)	31,503	28,891	2,612	9
Auto	57,278	49,518	7,760	16
Personal Lending (2)	11,955	11,499	456	4
Total loans	$325,055	353,081	(28,026)	(8)
Total deposits (1)	881,339	789,439	91,900	12
Allocated capital	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer and Small Business Banking (1)	$11,006	20,820	(9,814)	(47)
Consumer Lending:
Home Lending	215,858	230,478	(14,620)	(6)
Credit Card (2)	31,974	28,035	3,939	14
Auto	57,652	50,007	7,645	15
Personal Lending (2)	12,068	11,209	859	8
Total loans	$328,558	340,549	(11,991)	(4)
Total deposits (1)	909,896	837,765	72,131	9
(1)In first quarter 2022, we prospectively transferred certain customer accounts from the Commercial Banking operating segment to Small Business Banking in the Consumer Banking and Lending operating segment.
(2)In first quarter 2022, we transferred our Retail Services business from Credit Card to Personal Lending. Prior period balances have been revised to conform with the current period presentation.
First quarter 2022 vs. first quarter 2021
Total loans (average) decreased as paydowns exceeded originations in our Home Lending and Consumer and Small Business Banking businesses, partially offset by originations exceeding paydowns in our Auto and Credit Card businesses. Home Lending loan balances were impacted by the resecuritization of loans we purchased from GNMA loan securitization pools, as well as actions taken to suspend home equity originations. Consumer and Small Business Banking loan balances were impacted by a decline in PPP loans.

Total deposits (average and period-end) increased driven by higher levels of customer liquidity and savings reflecting an improved economic environment.

14	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 5c and Table 5d provide additional information for Commercial Banking.
Table 5c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2022	2021	$ Change	% Change
Income Statement
Net interest income	$1,361	1,254	107	9%
Noninterest income:
Deposit-related fees	328	317	11	3
Lending-related fees	121	136	(15)	(11)
Lease income	179	174	5	3
Other	338	200	138	69
Total noninterest income	966	827	139	17
Total revenue	2,327	2,081	246	12
Net charge-offs	(29)	39	(68)	NM
Change in the allowance for credit losses	(315)	(438)	123	28
Provision for credit losses	(344)	(399)	55	14
Noninterest expense	1,531	1,630	(99)	(6)
Income before income tax expense	1,140	850	290	34
Income tax expense	280	212	68	32
Less: Net income from noncontrolling interests	3	1	2	200
Net income	$857	637	220	35

Revenue by Line of Business
Middle Market Banking	$1,246	1,159	87	8
Asset-Based Lending and Leasing	1,081	922	159	17
Total revenue	$2,327	2,081	246	12

Revenue by Product
Lending and leasing	$1,255	1,202	53	4
Treasury management and payments	779	721	58	8
Other	293	158	135	85
Total revenue	$2,327	2,081	246	12

Selected Metrics
Return on allocated capital	16.9%	12.3
Efficiency ratio	66	78
Headcount (#) (period-end)	17,360	20,486		(15)
NM – Not meaningful
First quarter 2022 vs. first quarter 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates, as well as higher loan and deposit balances; and
•higher other noninterest income due to higher unrealized gains on equity securities and higher income from renewable energy investments.

Provision for credit losses reflected lower net charge-offs, reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios, and increased uncertainty related to the risks of high inflation.
Noninterest expense decreased driven by:
•lower spending due to efficiency initiatives, including lower personnel expense from reduced headcount, as well as lower occupancy expense;
•lower lease expense driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio; and
•lower operating losses due to lower litigation expense and customer remediation expense.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 5d: Commercial Banking – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial (1)	$135,792	120,929	14,863	12%
Commercial real estate (1)	45,053	48,574	(3,521)	(7)
Lease financing and other	13,550	13,640	(90)	(1)
Total loans	$194,395	183,143	11,252	6
Loans by Line of Business:
Middle Market Banking (1)	$108,583	104,379	4,204	4
Asset-Based Lending and Leasing	85,812	78,764	7,048	9
Total loans	$194,395	183,143	11,252	6
Total deposits (1)	200,699	189,364	11,335	6
Allocated capital	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial (1)	$140,932	119,322	21,610	18
Commercial real estate (1)	44,428	47,832	(3,404)	(7)
Lease financing and other	13,473	13,534	(61)	—
Total loans	$198,833	180,688	18,145	10
Loans by Line of Business:
Middle Market Banking (1)	$110,258	102,372	7,886	8
Asset-Based Lending and Leasing	88,575	78,316	10,259	13
Total loans	$198,833	180,688	18,145	10
Total deposits (1)	195,549	191,948	3,601	2
(1)In first quarter 2022, we prospectively transferred certain customer accounts from the Commercial Banking operating segment to Small Business Banking in the Consumer Banking and Lending operating segment.
First quarter 2022 vs. first quarter 2021
Total loans (average and period-end) increased driven by higher loan demand, including higher line utilization, and customer growth.

Total deposits (average and period-end) increased due to higher levels of customer liquidity and rising interest rates, partially offset by the transfer of certain customer accounts to the Consumer Banking and Lending operating segment in first quarter 2022.

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
Table 5e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2022	2021	$ Change	% Change
Income Statement
Net interest income	$1,990	1,779	211	12%
Noninterest income:
Deposit-related fees	293	266	27	10
Lending-related fees	185	183	2	1
Investment banking fees	462	611	(149)	(24)
Net gains from trading activities	228	331	(103)	(31)
Other	312	434	(122)	(28)
Total noninterest income	1,480	1,825	(345)	(19)
Total revenue	3,470	3,604	(134)	(4)
Net charge-offs	(31)	37	(68)	NM
Change in the allowance for credit losses	(165)	(321)	156	49
Provision for credit losses	(196)	(284)	88	31
Noninterest expense	1,983	1,833	150	8
Income before income tax expense	1,683	2,055	(372)	(18)
Income tax expense	425	500	(75)	(15)
Net income	$1,258	1,555	(297)	(19)

Revenue by Line of Business
Banking:
Lending	$521	453	68	15
Treasury Management and Payments	432	370	62	17
Investment Banking	331	416	(85)	(20)
Total Banking	1,284	1,239	45	4
Commercial Real Estate	995	912	83	9
Markets:
Fixed Income, Currencies, and Commodities (FICC)	877	1,144	(267)	(23)
Equities	267	252	15	6
Credit Adjustment (CVA/DVA) and Other	25	36	(11)	(31)
Total Markets	1,169	1,432	(263)	(18)
Other	22	21	1	5
Total revenue	$3,470	3,604	(134)	(4)

Selected Metrics
Return on allocated capital	13.2%	17.6
Efficiency ratio	57	51
Headcount (#) (period-end)	8,416	8,249		2
NM – Not meaningful
First quarter 2022 vs. first quarter 2021
Revenue decreased driven by:
•lower investment banking fees due to lower debt and equity underwriting fees as a result of lower market activity;
•lower net gains from trading activities driven by lower client trading activity in residential mortgage-backed securities and high yield products, partially offset by higher foreign exchange, rates, and commodities trading revenue; and
•lower other noninterest income driven by lower commercial mortgage banking income due to lower gain on sale volumes and margins, partially offset by higher income in our low-income housing business;
partially offset by:
•higher net interest income reflecting higher loan balances and deposit spreads, partially offset by lower deposit balances.

Wells Fargo & Company	17

Earnings Performance (continued)
Provision for credit losses reflected lower net charge-offs, reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios, and increased uncertainty related to the risks of high inflation.
Noninterest expense increased driven by higher personnel expense due to higher incentive compensation expense.
Table 5f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$191,152	162,290	28,862	18%
Commercial real estate	93,346	83,858	9,488	11
Total loans	$284,498	246,148	38,350	16
Loans by Line of Business:
Banking	$102,485	86,536	15,949	18
Commercial Real Estate	126,248	107,609	18,639	17
Markets	55,765	52,003	3,762	7
Total loans	$284,498	246,148	38,350	16
Trading-related assets:
Trading account securities	$115,687	106,358	9,329	9
Reverse repurchase agreements/securities borrowed	54,832	63,965	(9,133)	(14)
Derivative assets	26,244	27,102	(858)	(3)
Total trading-related assets	$196,763	197,425	(662)	—
Total assets	551,404	511,528	39,876	8
Total deposits	169,181	194,501	(25,320)	(13)
Allocated capital	36,000	34,000	2,000	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$194,201	163,808	30,393	19
Commercial real estate	96,426	84,836	11,590	14
Total loans	$290,627	248,644	41,983	17
Loans by Line of Business:
Banking	$107,081	88,042	19,039	22
Commercial Real Estate	129,375	108,508	20,867	19
Markets	54,171	52,094	2,077	4
Total loans	$290,627	248,644	41,983	17
Trading-related assets:
Trading account securities	$113,763	100,586	13,177	13
Reverse repurchase agreements/securities borrowed	57,579	71,282	(13,703)	(19)
Derivative assets	26,695	24,228	2,467	10
Total trading-related assets	$198,037	196,096	1,941	1
Total assets	564,976	512,045	52,931	10
Total deposits	168,467	188,920	(20,453)	(11)
First quarter 2022 vs. first quarter 2021
Total assets (average and period-end) increased reflecting higher loan balances driven by growth in commercial loan originations and usage of lines of credit due to increased corporate spending.

Total deposits (average and period-end) decreased reflecting continued actions to manage under the asset cap.

18	Wells Fargo & Company

Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®. Table 5g and Table 5h provide additional information for Wealth and Investment Management.
Table 5g: Wealth and Investment Management

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change
Income Statement
Net interest income	$799	657	142	22%
Noninterest income:
Investment advisory and other asset-based fees	2,476	2,306	170	7
Commissions and brokerage services fees	454	555	(101)	(18)
Other	28	26	2	8
Total noninterest income	2,958	2,887	71	2
Total revenue	3,757	3,544	213	6
Net charge-offs	(4)	—	(4)	NM
Change in the allowance for credit losses	(33)	(43)	10	23
Provision for credit losses	(37)	(43)	6	14
Noninterest expense	3,175	3,028	147	5
Income before income tax expense	619	559	60	11
Income tax expense	154	140	14	10
Net income	$465	419	46	11

Selected Metrics
Return on allocated capital	21.0%	18.9
Efficiency ratio	85	85
Headcount (#) (period-end)	25,165	27,993		(10)
Advisory assets ($ in billions)	$912	885	27	3
Other brokerage assets and deposits ($ in billions)	1,168	1,177	(9)	(1)
Total client assets ($ in billions)	$2,080	2,062	18	1
Annualized revenue per advisor ($ in thousands) (1)	1,221	1,058	163	15
Total financial and wealth advisors (#) (period-end)	12,250	13,277		(8)

Selected Balance Sheet Data (average)
Total loans	$84,765	80,839	3,926	5
Total deposits	185,814	173,678	12,136	7
Allocated capital	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$84,688	81,175	3,513	4
Total deposits	183,727	175,999	7,728	4
NM – Not meaningful
(1)Represents annualized segment total revenue divided by average total financial and wealth advisors for the period.
First quarter 2022 vs. first quarter 2021
Revenue increased driven by:
•higher investment advisory and other asset-based fees due to higher market valuations on WIM advisory assets; and
•higher net interest income reflecting higher interest rates, as well as higher deposit and loan balances;
partially offset by:
•lower commissions and brokerage services fees due to lower transactional revenue.
Noninterest expense increased driven by higher personnel expense due to higher revenue-related compensation expense.
Total loans (average) increased due to higher securities-based loan balances.

Total deposits (average) increased due to higher levels of customer liquidity.

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
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets. Table 5h presents advisory assets activity by WIM line of business. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
For first quarter 2022 and 2021, the average fee rate by account type ranged from 50 to 120 basis points.
Table 5h: WIM Advisory Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2022
Client-directed (4)	$205.6	8.8	(10.2)	(10.5)	193.7
Financial advisor-directed (5)	255.5	12.6	(9.9)	(11.0)	247.2
Separate accounts (6)	203.3	7.5	(7.0)	(11.0)	192.8
Mutual fund advisory (7)	102.1	3.2	(4.0)	(6.2)	95.1
Total Wells Fargo Advisors	$766.5	32.1	(31.1)	(38.7)	728.8
The Private Bank (8)	198.0	7.4	(11.7)	(10.1)	183.6
Total WIM advisory assets	$964.5	39.5	(42.8)	(48.8)	912.4
March 31, 2021
Client-directed (4)	$186.3	10.6	(9.8)	5.6	192.7
Financial advisor-directed (5)	211.0	12.3	(9.0)	9.1	223.4
Separate accounts (6)	174.6	8.5	(7.0)	7.0	183.1
Mutual fund advisory (7)	91.4	4.0	(3.5)	2.8	94.7
Total Wells Fargo Advisors	$663.3	35.4	(29.3)	24.5	693.9
The Private Bank (8)	189.4	8.9	(12.5)	5.7	191.5
Total WIM advisory assets	$852.7	44.3	(41.8)	30.2	885.4
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
(6)Professional advisory portfolios managed by third-party asset managers. Fees are earned based on a percentage of certain client assets.
(7)Program with portfolios constructed of load-waived, no-load and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.
(8)Discretionary and non-discretionary portfolios held in personal trusts, investment agency, or custody accounts with fees earned based on a percentage of client assets.

20	Wells Fargo & Company

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity businesses. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) to
Financial Statements in this Report for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, as well as results for previously divested businesses. Table 5i and
Table 5j provide additional information for Corporate.
Table 5i: Corporate – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change
Income Statement
Net interest income	$(818)	(390)	(428)	NM
Noninterest income	806	1,417	(611)	(43)%
Total revenue	(12)	1,027	(1,039)	NM
Net charge-offs	(6)	77	(83)	NM
Change in the allowance for credit losses	(14)	20	(34)	NM
Provision for credit losses	(20)	97	(117)	NM
Noninterest expense	786	1,231	(445)	(36)
Loss before income tax benefit	(778)	(301)	(477)	NM
Income tax benefit	(227)	(275)	48	17
Less: Net income from noncontrolling interests (1)	128	53	75	142
Net loss	$(679)	(79)	(600)	NM

Selected Metrics
Headcount (#) (period-end)	82,363	84,238		(2)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
First quarter 2022 vs. first quarter 2021
Revenue decreased driven by:
•lower net interest income due to higher deposit crediting rates paid to the operating segments, as well as the sales of our student loan portfolio and our Corporate Trust Services business in 2021;
•lower investment advisory and other asset-based fees due to divestitures in fourth quarter 2021;
•a gain on the sale of a portion of our student loan portfolio in first quarter 2021; and
•lower gains from debt securities due to lower gains on sales of agency MBS as a result of decreased sales volumes;
partially offset by:
•higher unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses and higher realized gains on the sales of equity securities, partially offset by higher impairment.

Provision for credit losses reflected lower net charge-offs.

Noninterest expense decreased due to:
•the impact of business divestitures; and
•a write-down of goodwill in first quarter 2021 related to the sale of a portion of our student loan portfolio.

Corporate includes our rail car leasing business, which had long-lived operating lease assets (as a lessor) of $5.0 billion, which was net of $2.2 billion of accumulated depreciation, as of March 31, 2022. The average age of our rail cars is 22 years and the rail cars are typically leased under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of March 31, 2022, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairment may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K.
As of March 31, 2022, we completed the transition of substantially all of the assets under management and assets under administration for Institutional Retirement and Trust client assets to the buyer pursuant to a transition services agreement.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 5j: Corporate – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$178,747	222,799	(44,052)	(20)%
Available-for-sale debt securities	156,756	200,421	(43,665)	(22)
Held-to-maturity debt securities	275,510	217,346	58,164	27
Equity securities	15,760	10,904	4,856	45
Total loans	9,292	10,228	(936)	(9)
Total assets	687,341	727,628	(40,287)	(6)
Total deposits	27,039	46,490	(19,451)	(42)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$175,201	257,887	(82,686)	(32)
Available-for-sale debt securities	157,164	188,724	(31,560)	(17)
Held-to-maturity debt securities	277,965	231,352	46,613	20
Equity securities	16,137	11,093	5,044	45
Total loans	9,101	10,516	(1,415)	(13)
Total assets	682,912	753,899	(70,987)	(9)
Total deposits	23,715	42,487	(18,772)	(44)
First quarter 2022 vs. first quarter 2021
Total assets (average and period-end) decreased due to:
•a decrease in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of an increase in loans and a decrease in long-term debt and short-term borrowings, partially offset by an increase in deposits from the operating segments;
•a decline in available-for-sale debt securities related to portfolio rebalancing to manage liquidity and interest rate risk; and
•a decline in loans as a result of the sale of our student loan portfolio in 2021;
partially offset by:
•an increase in held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk; and
•an increase in equity securities related to our affiliated venture capital business.

Total deposits (average and period-end) decreased reflecting actions taken to manage under the asset cap.

22	Wells Fargo & Company

Balance Sheet Analysis
At March 31, 2022, our assets totaled $1.94 trillion, down $8.4 billion from December 31, 2021.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 6: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2022				December 31, 2021
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	173,118	(4,682)	168,436	5.9	175,463	1,781	177,244	5.2
Held-to-maturity (3)	280,808	(16,167)	264,641	7.6	272,022	364	272,386	6.3
Total	$453,926	(20,849)	433,077	n/a	447,485	2,145	449,630	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $9 million and $8 million related to available-for-sale debt securities and $84 million and $96 million related to held-to-maturity debt securities at March 31, 2022 and December 31, 2021, respectively.
(2)Available-for-sale debt securities are carried on the consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on the consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 6 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2021 Form 10-K for information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities increased from December 31, 2021. We continued to purchase AFS and HTM debt securities, including HTM debt securities through securitizations of LHFS, which more than offset portfolio runoff and AFS debt security sales. In addition, we transferred $14.7 billion of AFS debt securities to HTM debt securities in first quarter 2022 due to actions taken to reposition the overall portfolio for capital management purposes.
The total net unrealized gains (losses) on AFS and HTM debt securities decreased from December 31, 2021, driven by higher interest rates and wider credit spreads.
At March 31, 2022, 98% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	23

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2021, predominantly due to an increase in the commercial and industrial loan portfolio, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Consumer loans increased from
December 31, 2021, predominantly driven by an increase in the residential mortgage – first lien portfolio due to loan originations of $18.4 billion, partially offset by loan paydowns and the transfer of first lien mortgage loans to loans held for sale (LHFS), substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods.
Table 7: Loan Portfolios

(in millions)	March 31, 2022	December 31, 2021
Commercial	$526,714	513,120
Consumer	385,093	382,274
Total loans	$911,807	895,394
Change from prior year-end	$16,413	7,757
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
See the “Balance Sheet Analysis – Loan Portfolios” section in our 2021 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.

24	Wells Fargo & Company

Deposits
Deposits decreased from December 31, 2021, reflecting:
•lower interest-bearing demand deposits driven by the transition of client assets related to the sale of trust deposits, and
•actions taken to manage under the asset cap resulting in declines in time deposits, such as brokered certificates of deposit (CDs);
partially offset by:
•higher savings deposits driven by seasonality for items such as income tax refunds.

Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 8: Deposits

($ in millions)	Mar 31, 2022	% of total deposits	Dec 31, 2021	% of total deposits	% Change
Noninterest-bearing demand deposits	$529,957	36%	$527,748	36%	—
Interest-bearing demand deposits	457,238	31	465,887	31	(2)
Savings deposits	447,096	30	439,600	30	2
Time deposits	26,089	2	29,461	2	(11)
Interest-bearing deposits in non-U.S. offices	20,974	1	19,783	1	6
Total deposits	$1,481,354	100%	$1,482,479	100%	—

Wells Fargo & Company	25

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

26	Wells Fargo & Company

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. We continue to monitor our business, including our loan portfolios, for potential direct, indirect, and macro-economic impacts stemming from the conflict in Ukraine and any associated economic sanctions.
For additional information about how we manage risk, see the “Risk Management” section in our 2021 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2021 Form 10-K.
Credit Risk Management
We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of the Company’s assets and exposures such as loans, debt securities, and certain derivatives.
The Board’s Risk Committee has primary oversight responsibility for credit risk. A Credit Subcommittee of the Risk Committee assists the Risk Committee in providing oversight of credit risk. At the management level, Credit Risk, which is part of Independent Risk Management, has oversight responsibility for credit risk. Credit Risk reports to the Chief Risk Officer and supports periodic reports related to credit risk provided to the Board’s Risk Committee or its Credit Subcommittee.

Loan Portfolio Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 9 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 9: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$362,137	350,436
Real estate mortgage	129,495	127,733
Real estate construction	20,613	20,092
Lease financing	14,469	14,859
Total commercial	526,714	513,120
Consumer:
Residential mortgage – first lien	245,242	242,270
Residential mortgage – junior lien	15,392	16,618
Credit card	38,639	38,453
Auto	57,083	56,659
Other consumer	28,737	28,274
Total consumer	385,093	382,274
Total loans	$911,807	895,394
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
•Counterparty credit risk;
•Economic and market conditions;
•Legislative or regulatory mandates;
•Changes in interest rates;
•Merger and acquisition activities; and
•Reputation risk.

In addition, the Company will continue to integrate climate considerations into its credit risk management activities.
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
Credit Quality Overview  Credit quality in first quarter 2022 reflected:
•Nonaccrual loans were $6.9 billion at March 31, 2022, down from $7.2 billion at December 31, 2021. Commercial nonaccrual loans decreased to $2.0 billion at March 31, 2022, compared with $2.4 billion at December 31, 2021, and consumer nonaccrual loans increased to $4.9 billion at March 31, 2022, compared with $4.8 billion at December 31, 2021. Nonaccrual loans represented 0.75% of total loans at March 31, 2022, compared with 0.81% at December 31, 2021.
•Net loan charge-offs (recoveries) as a percentage of our average commercial and consumer loan portfolios were (0.02)% and 0.35%, respectively, in first quarter 2022, compared with 0.13% and 0.37%, respectively, in first quarter 2021.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $267 million and $409 million in our commercial and consumer portfolios, respectively, at March 31, 2022, compared with $235 million and $424 million at December 31, 2021.
•Our provision for credit losses for loans was $(775) million in first quarter 2022, compared with $(1.1) billion in first quarter 2021.
•The ACL for loans decreased to $12.7 billion, or 1.39% of total loans, at March 31, 2022, compared with $13.8 billion, or 1.54%, at December 31, 2021.

Additional information on our loan portfolios and our credit quality trends follows.

Wells Fargo & Company	27

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
We had $11.8 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at March 31, 2022, compared with $13.0 billion at December 31, 2021. The change was driven by decreases in the real estate and construction, technology, telecom and media, oil, gas and pipelines, and retail industries, as these industries continue to recover from the effects of the COVID-19 pandemic.
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
The portfolio increased at March 31, 2022, compared with December 31, 2021, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Table 10 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 10: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)
Financials except banks	$59	140,267	15%	$243,673	$104	142,283	16%	$236,435
Technology, telecom and media	63	24,382	3	61,899	64	23,345	3	63,551
Real estate and construction	72	24,961	3	56,783	78	25,035	3	56,278
Equipment, machinery and parts manufacturing	17	19,763	2	44,640	24	18,130	2	43,778
Retail	21	17,529	2	40,651	27	17,645	2	41,447
Materials and commodities	28	16,141	2	38,491	32	14,684	2	36,704
Food and beverage manufacturing	6	14,935	2	31,794	7	13,242	1	30,903
Health care and pharmaceuticals	25	13,279	1	29,827	24	12,847	1	29,057
Oil, gas and pipelines	85	8,447	*	29,626	197	8,828	*	29,010
Auto related	22	10,762	1	26,051	31	10,629	1	25,772
Commercial services	69	10,632	1	25,284	78	10,492	1	24,804
Utilities	78	8,303	*	24,429	77	6,982	*	22,428
Diversified or miscellaneous	21	8,233	*	20,103	3	7,493	*	19,395
Entertainment and recreation	43	11,438	1	19,426	23	9,907	1	17,943
Insurance and fiduciaries	1	4,366	*	18,879	1	3,387	*	17,521
Banks	—	18,336	2	18,829	—	16,178	2	16,615
Transportation services	246	8,116	*	15,173	288	8,162	*	14,775
Agribusiness	32	6,058	*	11,642	35	6,086	*	11,701
Government and education	4	5,717	*	11,230	5	5,863	*	11,358
Other (2)	24	4,941	*	20,821	30	4,077	*	20,112
Total	$916	376,606	41%	$789,251	$1,128	365,295	41%	$769,587
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.0 billion and $3.1 billion at March 31, 2022, and December 31, 2021, respectively.

28	Wells Fargo & Company

Table 10a provides further loan segmentation for our largest industry category, financials except banks. This category includes loans to investment firms, financial vehicles, nonbank creditors, rental and leasing companies, securities firms, and investment banks. These loans are generally secured and have features to help manage credit risk, such as structural credit enhancements, collateral eligibility requirements, contractual re-margining of collateral supporting the loans, and loan amounts limited to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Table 10a: Financials Except Banks Industry Category

	March 31, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)	Nonaccrual loans	Total portfolio	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	59,404	6%	$102,214	$1	60,518	7%	$101,311
Commercial finance (3)	39	44,665	5	73,162	82	46,043	5	69,941
Real estate finance (4)	9	23,978	3	41,583	9	23,231	3	38,003
Consumer finance (5)	10	12,220	1	26,714	12	12,491	1	27,180
Total	$59	140,267	15%	$243,673	$104	142,283	16%	$236,435
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(3)Includes asset-based lending and leasing, including loans to special purpose entities; and includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.8 billion and $8.1 billion at March 31, 2022, and December 31, 2021, respectively.
(4)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
(5)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
Our commercial and industrial loans and lease financing portfolio also included non-U.S. loans of $81.1 billion and $78.0 billion at March 31, 2022, and December 31, 2021, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2022, and December 31, 2021, respectively, included:
•$46.3 billion and $46.7 billion in the financials except banks category;
•$18.0 billion and $15.9 billion in the banks category; and
•$1.5 billion and $1.7 billion in the oil, gas and pipelines category.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $12.0 billion of CRE mortgage loans classified as criticized at March 31, 2022, compared with $13.1 billion at December 31, 2021, and $1.7 billion of CRE construction loans classified as criticized at both March 31, 2022 and December 31, 2021. The decrease in criticized CRE mortgage loans was driven by the hotel/motel, retail (excluding shopping center) and shopping center property types as these property types continued to recover from the economic impacts of the COVID-19 pandemic. The credit quality of certain property types within our CRE loan portfolio, such as office buildings, could continue to be adversely affected due to uncertainty in their recovery from the economic impacts of the COVID-19 pandemic.
The total CRE loan portfolio increased $2.3 billion from December 31, 2021, predominantly driven by an increase in mixed use properties and apartments property types. The CRE loan portfolio included $8.6 billion of non-U.S. CRE loans at March 31, 2022. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas, and Florida, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are office buildings at 24% and apartments at 22% of the portfolio.
Table 11 summarizes CRE loans by state and property type with the related nonaccrual totals at March 31, 2022.

Table 11: CRE Loans by State and Property Type

	March 31, 2022
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio	Nonaccrual loans	Total portfolio
By state:
California	$175	30,403	1	3,840	176	34,243	4%
New York	129	13,364	—	2,072	129	15,436	2
Texas	49	10,884	—	1,202	49	12,086	1
Florida	37	9,172	1	1,248	38	10,420	1
Washington	84	4,020	—	1,399	84	5,419	*
Georgia	12	4,719	—	412	12	5,131	*
Arizona	38	4,622	—	414	38	5,036	*
North Carolina	3	3,989	—	682	3	4,671	*
Illinois	16	3,654	—	553	16	4,207	*
New Jersey	23	2,705	—	924	23	3,629	*
Other (1)	467	41,963	2	7,867	469	49,830	5
Total	$1,033	129,495	4	20,613	1,037	150,108	16%
By property:
Office buildings	$130	33,476	—	3,075	130	36,551	4%
Apartments	13	26,317	—	7,184	13	33,501	4
Industrial/warehouse	70	16,047	—	1,882	70	17,929	2
Hotel/motel	200	10,897	—	1,542	200	12,439	1
Retail (excluding shopping center)	115	12,198	2	110	117	12,308	1
Shopping center	342	9,438	—	857	342	10,295	1
Institutional	38	5,385	1	2,501	39	7,886	*
Mixed use properties	71	6,341	—	1,162	71	7,503	*
Collateral pool	—	3,371	—	232	—	3,603	*
Storage facility	—	2,390	—	139	—	2,529	*
Other	54	3,635	1	1,929	55	5,564	*
Total	$1,033	129,495	4	20,613	1,037	150,108	16%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.6 billion.
NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2022, non-U.S. loans totaled $90.0 billion, representing approximately 10% of our total consolidated loans outstanding, compared with $86.9 billion, or approximately 10% of our total consolidated loans outstanding, at December 31, 2021. Non-U.S. loans were approximately 5% and 4% of our total consolidated assets at March 31, 2022, and December 31, 2021, respectively.

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

30	Wells Fargo & Company

Our largest single country exposure outside the U.S. at March 31, 2022, was the United Kingdom, which totaled $40.2 billion, or approximately 2% of our total assets, and included $9.6 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 12: Select Country Exposures

	March 31, 2022
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$9,561	26,111	—	1,087	1	3,451	9,562	30,649	40,211
Canada	1	18,295	27	163	14	480	42	18,938	18,980
Cayman Islands	—	7,472	—	—	—	144	—	7,616	7,616
Luxembourg	—	5,906	—	51	—	101	—	6,058	6,058
Ireland	559	5,121	—	249	—	63	559	5,433	5,992
Japan	3,604	1,129	—	95	—	73	3,604	1,297	4,901
Guernsey	—	3,885	—	1	—	72	—	3,958	3,958
China	—	3,206	1	128	337	33	338	3,367	3,705
Bermuda	—	3,511	—	35	—	52	—	3,598	3,598
France	126	2,934	—	151	351	36	477	3,121	3,598
Germany	—	2,973	—	29	—	208	—	3,210	3,210
South Korea	—	2,452	(1)	181	6	15	5	2,648	2,653
Netherlands	—	2,156	—	91	—	81	—	2,328	2,328
Switzerland	—	1,595	—	(8)	—	171	—	1,758	1,758
Chile	—	1,673	—	2	—	2	—	1,677	1,677
India	—	1,467	—	103	—	—	—	1,570	1,570
Australia	—	1,305	—	228	—	14	—	1,547	1,547
United Arab Emirates	—	1,375	—	45	—	—	—	1,420	1,420
Brazil	—	1,171	—	(1)	85	—	85	1,170	1,255
Norway	—	1,141	—	24	—	7	—	1,172	1,172
Total top 20 country exposures	$13,851	94,878	27	2,654	794	5,003	14,672	102,535	117,207
(1)Total non-sovereign exposure comprised $54.3 billion exposure to financial institutions and $48.2 billion to non-financial corporations at March 31, 2022.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 94% of the total residential mortgage loan portfolio at both March 31, 2022, and December 31, 2021.
The outstanding balance of residential mortgage lines of credit was $21.2 billion at March 31, 2022. The unfunded credit commitments for these lines of credit totaled $42.9 billion at March 31, 2022.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% of total loans at both March 31, 2022, and December 31, 2021. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loans and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2021 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our residential mortgage portfolio as part of our credit risk management process. Our periodic review of this portfolio includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. For additional information about appraisals, AVMs, and our policy for their use, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2021 Form 10-K.
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

Wells Fargo & Company	31

We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2021 Form 10-K. Customer payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies. For information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.
Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio increased $3.0 billion from
December 31, 2021, driven by originations of $18.4 billion, partially offset by loan paydowns and the transfer of $2.8 billion of first lien mortgage loans to loans held for sale (LHFS), substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods.
Table 13 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 13: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
California (3)	$104,552	100,933	11.47%	11.27	0.76	0.95	(0.01)	0.01
New York	30,498	30,039	3.34	3.35	1.01	1.34	(0.03)	0.50
New Jersey	10,184	10,205	1.12	1.14	1.55	1.95	0.01	0.40
Florida	10,077	9,978	1.11	1.11	1.60	1.93	(0.06)	0.64
Washington	9,097	8,636	1.00	0.96	0.36	0.47	—	0.02
Other (4)	70,264	69,321	7.71	7.74	1.17	1.48	0.01	0.25
Total	234,672	229,112	25.75	25.57	0.97	1.23	—	0.18
Government insured/guaranteed loans (5)	10,570	13,158	1.16	1.47
Total first lien mortgage portfolio	$245,242	242,270	26.91	27.04
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)The net loan charge-off rate for the quarter ended December 31, 2021, includes $120 million of loan charge-offs related to a change in practice to fully charge-off certain delinquent legacy residential mortgage loans.
(3)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(4)Consists of 45 states; no state in Other had loans in excess of $7.3 billion and $7.2 billion at March 31, 2022, and December 31, 2021, respectively.
(5)Represents loans, substantially all of which were repurchased from GNMA loan securitization pools, where the repayment of the loans is predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $1.2 billion from December 31, 2021, driven by loan paydowns.
Table 14 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 14: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
California	$3,984	4,310	0.44%	0.48	3.23	3.52	(0.48)	(0.24)
New Jersey	1,625	1,728	0.18	0.19	2.98	2.98	(0.11)	0.54
Florida	1,396	1,533	0.15	0.17	2.33	2.54	(0.59)	0.87
Pennsylvania	972	1,039	0.11	0.12	2.16	2.19	—	0.12
New York	913	975	0.10	0.11	3.82	4.05	(0.22)	2.71
Other (3)	6,502	7,033	0.71	0.79	2.40	2.25	(0.59)	(0.11)
Total junior lien mortgage portfolio	$15,392	16,618	1.69%	1.86	2.74	2.91	(0.46)	0.19
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)The net loan charge-off rate for the quarter ended December 31, 2021, includes $32 million of loan charge-offs related to a change in practice to fully charge-off certain delinquent legacy residential mortgage loans.
(3)Consists of 45 states; no state in Other had loans in excess of $910 million and $980 million at March 31, 2022 and December 31, 2021, respectively.

32	Wells Fargo & Company

CREDIT CARD, AUTO AND OTHER CONSUMER LOANS Table 15 shows the outstanding balance of our credit card, auto and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 15: Credit Card, Auto, and Other Consumer Loans

	March 31, 2022		December 31, 2021
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$38,639	4.24%	$38,453	4.29%
Auto	57,083	6.26	56,659	6.33
Other consumer (1)	28,737	3.15	28,274	3.16
Total	$124,459	13.65%	$123,386	13.78%
(1)Other consumer loans primarily include securities-based loans.
NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K. Customer payment deferral activities in the residential mortgage portfolio instituted in response to the COVID-19 pandemic could continue to delay the recognition of nonaccrual loans for those residential mortgage customers who would have otherwise moved into nonaccrual status. For information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.
Table 16 summarizes nonperforming assets (NPAs).
Table 16: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Mar 31, 2022	Dec 31, 2021
Nonaccrual loans:
Commercial:
Commercial and industrial	$799	980
Real estate mortgage	1,033	1,235
Real estate construction	4	13
Lease financing	117	148
Total commercial	1,953	2,376
Consumer:
Residential mortgage – first lien (1)	3,873	3,803
Residential mortgage – junior lien (1)	802	801
Auto	208	198
Other consumer	35	34
Total consumer	4,918	4,836
Total nonaccrual loans	$6,871	7,212
As a percentage of total loans	0.75%	0.81
Foreclosed assets:
Government insured/guaranteed (2)	$16	16
Non-government insured/guaranteed	114	96
Total foreclosed assets	130	112
Total nonperforming assets	$7,001	7,324
As a percentage of total loans	0.77%	0.82
(1)Residential mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in Accounts Receivable in Other Assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K.
Commercial nonaccrual loans decreased $423 million from December 31, 2021, predominantly due to a decline in commercial and industrial nonaccrual loans, primarily in the oil, gas, and pipelines industry, and a decline in real estate mortgage nonaccrual loans. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans increased $82 million from December 31, 2021, driven by an increase in residential mortgage nonaccrual loans primarily resulting from certain customers exiting COVID-19-related accommodation programs. Customers requiring further payment assistance after exiting from these programs may have their loans modified or may be eligible to receive modifications.

Wells Fargo & Company	33

Table 17 provides an analysis of the changes in nonaccrual loans. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policies, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.
Table 17: Analysis of Changes in Nonaccrual Loans

	Quarter ended March 31,
(in millions)	2022	2021
Commercial nonaccrual loans
Balance, beginning of period	$2,376	4,779
Inflows	191	773
Outflows:
Returned to accruing	(194)	(177)
Foreclosures	(19)	(6)
Charge-offs	(35)	(202)
Payments, sales and other	(366)	(937)
Total outflows	(614)	(1,322)
Balance, end of period	1,953	4,230
Consumer nonaccrual loans
Balance, beginning of period	4,836	3,949
Inflows	594	454
Outflows:
Returned to accruing	(186)	(152)
Foreclosures	(18)	(19)
Charge-offs	(74)	(26)
Payments, sales and other	(234)	(381)
Total outflows	(512)	(578)
Balance, end of period	4,918	3,825
Total nonaccrual loans	$6,871	8,055
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at March 31, 2022:
•94% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•80% of commercial nonaccrual loans were current on interest and 78% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 96% have a combined LTV (CLTV) ratio of 80% or less.
•$664 million of the $858 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

34	Wells Fargo & Company

Table 18 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 18: Foreclosed Assets

(in millions)	Mar 31, 2022	Dec 31, 2021
Summary by loan segment
Government insured/guaranteed	$16	16
Commercial	71	54
Consumer	43	42
Total foreclosed assets	$130	112
(in millions)	Quarter ended March 31,
	2022	2021
Analysis of changes in foreclosed assets
Balance, beginning of period	$112	159
Net change in government insured/guaranteed (1)	—	(2)
Additions to foreclosed assets (2)	102	88
Reductions from sales and write-downs	(84)	(105)
Balance, end of period	$130	140
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from FHA or VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

As part of our actions to support customers during the COVID-19 pandemic, we temporarily suspended certain residential mortgage foreclosure activities through December 31, 2021. Beginning January 1, 2022, we resumed these mortgage foreclosure activities. For additional information on loans in process of foreclosure, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Wells Fargo & Company	35

TROUBLED DEBT RESTRUCTURINGS (TDRs) Table 19 provides information regarding the recorded investment of loans modified in TDRs. TDRs decreased from December 31, 2021, predominantly driven by a decrease in residential mortgage – first lien loans, partially offset by an increase in trial modifications. The decrease in residential mortgage – first lien loans was due to paydowns and transfers to LHFS, which related to sales of repurchased loans from GNMA loan securitization pools.
The amount of our TDRs at March 31, 2022, would have otherwise been higher without the TDR relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (Interagency Statement). Customers who are unable to resume making their contractual loan payments upon exiting from these deferral programs may require further assistance and may receive or be eligible to receive modifications, which may be classified as TDRs. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.
Table 19: TDR Balances

	March 31,	December 31,
(in millions)	2022	2021
Commercial:
Commercial and industrial	$672	793
Real estate mortgage	530	543
Real estate construction	2	2
Lease financing	8	10
Total commercial TDRs	1,212	1,348
Consumer:
Residential mortgage – first lien	6,757	7,282
Residential mortgage – junior lien	906	946
Credit card	329	309
Auto	179	169
Other consumer	52	57
Trial modifications	277	71
Total consumer TDRs	8,500	8,834
Total TDRs	$9,712	10,182
TDRs on nonaccrual status	$3,270	3,142
TDRs on accrual status:
Government insured/guaranteed	2,068	2,462
Non-government insured/guaranteed	4,374	4,578
Total TDRs	$9,712	10,182

36	Wells Fargo & Company

For information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section in our 2021 Form 10-K. See Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for additional information regarding TDRs.
Table 20 provides an analysis of the changes in TDRs. Loans modified more than once as a TDR are reported as inflows only in the period they are first modified. In addition to foreclosures, sales and transfers to held for sale, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 20: Analysis of Changes in TDRs

	Quarter ended March 31,
(in millions)	2022	2021
Commercial TDRs
Balance, beginning of period	$1,348	2,731
Inflows (1)	87	155
Outflows
Charge-offs	(1)	(49)
Foreclosure	—	(5)
Payments, sales and other (2)	(222)	(819)
Balance, end of period	1,212	2,013
Consumer TDRs
Balance, beginning of period	8,834	11,792
Inflows (1)	458	633
Outflows
Charge-offs	(33)	(43)
Foreclosure	(12)	(14)
Payments, sales and other (2)	(953)	(1,024)
Net change in trial modifications (3)	206	(9)
Balance, end of period	8,500	11,335
Total TDRs	$9,712	13,348
(1)Inflows include loans that modify, even if they resolve within the period, as well as gross advances on term loans that modified in a prior period and net advances on revolving TDRs that modified in a prior period.
(2)Other outflows include normal amortization/accretion of loan basis adjustments and loans transferred to LHFS. Occasionally, loans that have been refinanced or restructured at market terms qualify as new loans, which are also included as other outflows.
(3)Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved.

Wells Fargo & Company	37

NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended March 31,
	2022		2021
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$(23)	(0.03)%	$88	0.11%
Real estate mortgage	(5)	(0.02)	46	0.16
Real estate construction	—	—	—	—
Lease financing	(1)	(0.02)	15	0.40
Total commercial	(29)	(0.02)	149	0.13
Consumer:
Residential mortgage – first lien	(3)	—	(24)	(0.04)
Residential mortgage – junior lien	(18)	(0.46)	(19)	(0.35)
Credit card	176	1.87	236	2.71
Auto	96	0.68	52	0.44
Other consumer	83	1.20	119	1.97
Total consumer	334	0.35	364	0.37
Total	$305	0.14%	$513	0.24%
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
The decrease in commercial net loan charge-offs in first quarter 2022, compared with the same period in 2021, was due to lower losses in the commercial and industrial portfolio, driven by higher recoveries in the oil, gas, and pipeline industry, and lower losses in the real estate mortgage portfolio.
The decrease in consumer net loan charge-offs in first quarter 2022, compared with the same period in 2021, was driven by lower losses in credit card due to elevated losses in first quarter 2021 and lower losses in other consumer due to the sale of a portion of our student loan portfolio in first quarter 2021, partially offset by an increase in auto losses reflecting reduced benefits for customers from government stimulus programs instituted in response to the COVID-19 pandemic.
The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for credit losses for loans, payment deferral activities in our residential mortgage portfolio instituted in response to the COVID-19 pandemic could continue to delay the recognition of residential mortgage loan charge-offs. For information on customer accommodations in response to the COVID-19 pandemic, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.

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
We apply a disciplined process and methodology to establish our ACL each quarter. The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K. For additional information on our ACL for loans, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

38	Wells Fargo & Company

Table 22: Allocation of the ACL for Loans

	Mar 31, 2022		Dec 31, 2021
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,625	40%	$4,873	39%
Real estate mortgage	1,883	14	2,085	14
Real estate construction	366	2	431	2
Lease financing	274	2	402	2
Total commercial	7,148	58	7,791	57
Consumer:
Residential mortgage – first lien	927	27	1,156	28
Residential mortgage – junior lien	2	2	130	2
Credit card	3,094	4	3,290	4
Auto	1,030	6	928	6
Other consumer	480	3	493	3
Total consumer	5,533	42	5,997	43
Total	$12,681	100%	$13,788	100%
Components:
Allowance for loan losses		$11,504		12,490
Allowance for unfunded credit commitments		1,177		1,298
Allowance for credit losses		$12,681		13,788
Ratio of allowance for loan losses to total net loan charge-offs (annualized)		9.31x		7.94
Ratio of allowance for loan losses to total nonaccrual loans		1.67		1.73
Allowance for loan losses as a percentage of total loans		1.26%		1.39
Allowance for credit losses for loans as a percentage of total loans		1.39		1.54
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $1.1 billion, or 8%, from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios and increased uncertainty related to the risks of high inflation. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. In our estimate of the ACL for loans at March 31, 2022, we weighted the base scenario and the downside scenarios to reflect our expectations for reduced uncertainty around the economic impact of the COVID-19 pandemic and increased uncertainty related to inflationary and geopolitical risks. The base scenario assumed solid economic conditions with elevated inflation in the near term. The downside scenarios assumed economic contractions, including higher geopolitical risks and inflation levels exceeding those in the base scenario.
Additionally, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2022, and December 31, 2021, are presented in Table 23.
Table 23: Forecasted Key Economic Variables

	2Q 2022	4Q 2022	2Q 2023
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
December 31, 2021	4.8%	5.4	5.9
March 31, 2022	4.1	4.7	5.6

U.S. real GDP (2):
December 31, 2021	1.4	(0.3)	1.4
March 31, 2022	1.2	(0.6)	0.2

Home price index (3):
December 31, 2021	5.9	(4.3)	(6.0)
March 31, 2022	12.2	2.1	(3.1)

Commercial real estate asset prices (3):
December 31, 2021	5.0	(4.2)	(6.0)
March 31, 2022	13.0	2.8	(2.7)
(1)Quarterly average.
(2)Percent change from the preceding period, seasonally adjusted annualized rate.
(3)Percent change year over year of national average; outlook differs by geography and property type.
Future amounts of the ACL for loans will be based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and real GDP), among other factors.
We believe the ACL for loans of $12.7 billion at March 31, 2022, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination

Wells Fargo & Company	39

processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K.

MORTGAGE BANKING ACTIVITIES  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2021 Form 10-K.
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential and commercial mortgage loans included in government sponsored entity (GSE)-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement for advances of delinquent payments vary by investor and the applicable servicing agreements. See Note 9 (Mortgage Banking Activities) to Financial Statements in this Report for additional information about residential and commercial servicing rights, servicer advances and servicing fees.
In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals, which has resulted in an increase in delinquent loans serviced for others and a corresponding increase in loans eligible for repurchase from GNMA loan securitization pools. Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. These repurchased loan balances were $14.2 billion and $17.3 billion at March 31, 2022 and December 31, 2021, respectively, which included $10.3 billion and $12.9 billion, respectively, in our held for investment loan portfolio, with the remainder in loans held for sale.
Repurchased loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. However, in accordance with guidance issued by GNMA, certain loans repurchased after June 30, 2020, are ineligible for inclusion in future GNMA loan securitization pools until the borrower has timely made six consecutive payments. This requirement may delay our ability to resell loans into the securitization market. See Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2021 Form 10-K. For additional information on mortgage banking activities, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Asset/Liability Management
Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. For information on our oversight of asset/liability risks, see the “Risk Management – Asset/Liability Management” section in our 2021 Form 10-K.

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
We assess interest rate risk by comparing outcomes under various net interest income simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These simulations require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment rates on loans and debt securities, deposit flows and mix, as well as pricing strategies.
Our most recent simulations, as presented in Table 24, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer (e.g., 10-year U.S. Treasury securities) and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 24:
•Simulations are dynamic and reflect anticipated changes to our assets and liabilities.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.
•Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same as in the base scenario across the alternative scenarios. In higher interest rate scenarios, customer deposit activity that shifts balances into higher-

40	Wells Fargo & Company

yielding products could impact expected net interest income.
•Deposit rates paid may change with market interest rate changes. Our interest rate sensitivity of deposits, referred to as deposit betas, is modeled using the historical behavior of our deposits portfolio, including certain customer account migration. The actual deposit rates paid may differ from the assumed deposit rates paid in these scenarios due to lags in repricing, customer behavior, and other factors.
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 24: Net Interest Income Sensitivity

($ in billions)	Mar 31, 2022	Dec 31, 2021
Parallel Shift:
+100 bps shift in interest rates	$5.7	7.1
-100 bps shift in interest rates	(6.1)	(3.3)

Steeper yield curve:
+50 bps shift in long-term interest rates	0.9	1.2

Flatter yield curve:
+50 bps shift in short-term interest rates	2.3	2.6
-50 bps shift in long-term interest rates	(0.7)	(1.0)
The changes in our interest rate sensitivity from December 31, 2021 to March 31, 2022 in Table 24 reflected updates to our base scenario, which included higher interest rates and changes to our assets and liabilities. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. For the simulations with downward shifts in interest rates, the 0.00% interest rate floor limits the amount of the decline in net interest income. We may have a larger decline in net interest income when interest rates increase for the base scenario relative to the interest rate floor.
The sensitivity results above do not capture noninterest income or expense impacts. Our interest rate sensitive noninterest income and expense are predominantly driven by mortgage banking activities, and may move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2021 Form 10-K for additional information. For additional information on our trading assets and liabilities, see Note 2 (Trading Activities) to Financial Statements in this Report.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to manage our interest rate exposures. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect cumulative other comprehensive income, which lowers the amount of our risk-based capital. See Note 1 (Summary of Significant Accounting Policies), Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) and Note 14 (Derivatives) to Financial Statements in our 2021 Form 10-K for additional information.
MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. For additional information on mortgage banking interest rate and market risk, see Note 9 (Mortgage Banking Activities) to
Financial Statements in this Report and the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2021 Form 10-K.
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

MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It also includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with the mortgage book, and impairment of private equity investments. For information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2021 Form 10-K.

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
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For additional information on our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2021 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our consolidated balance sheet.
Table 25 shows the Company’s Trading General VaR by risk category. The decrease in average Company Trading General VaR for the quarter ended March 31, 2022, compared with the same

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
period a year ago, was driven by reduced market volatility in the lookback window used to calculate average Company Trading General VaR for the quarter ended March 31, 2022. Market volatility present in average Company Trading General VaR for the quarter ended March 31, 2021, was driven by the impact of the COVID-19 pandemic, primarily resulting in changes in interest rate curves and a significant widening of credit spreads.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	March 31, 2022				December 31, 2021				March 31, 2021
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$33	28	20	35	19	21	16	27	22	94	21	112
Interest rate	26	15	9	30	15	12	9	15	36	73	26	120
Equity	26	21	13	28	15	19	13	29	35	36	28	72
Commodity	6	5	2	20	10	8	2	23	11	5	2	12
Foreign exchange	1	1	0	1	1	0	0	1	1	1	1	1
Diversification benefit (1)	(63)	(43)			(40)	(37)			(64)	(111)
Company Trading General VaR	29	27			20	23			41	98
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
MARKET RISK – EQUITY SECURITIES We are directly and indirectly affected by changes in the equity markets. We make and manage direct investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2021 Form 10-K.
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
LIQUIDITY RISK AND FUNDING In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To help achieve this objective, we monitor both the consolidated company and the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity, and WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2021 Form 10-K. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2021 Form 10-K.

Liquidity Standards We are subject to a rule issued by the FRB, OCC and FDIC that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule predominantly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company on a consolidated basis and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. As of March 31, 2022, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of March 31, 2022, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%, which is calculated as HQLA divided by projected net cash outflows, as each is defined under the LCR rule. Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.

42	Wells Fargo & Company

Table 26: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
HQLA (1):
Eligible cash	$170,867	210,527	216,403
Eligible securities (2)	203,622	172,761	186,270
Total HQLA	374,489	383,288	402,673
Projected net cash outflows	314,691	325,015	316,116
LCR	119%	118	127
(1)Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule. Our primary sources of liquidity are presented in Table 27 at fair value, which also includes encumbered securities that are not included as available HQLA in the calculation of the LCR.
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
Table 27: Primary Sources of Liquidity

	March 31, 2022			December 31, 2021
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$174,441	—	174,441	209,614	—	209,614
Debt securities of U.S. Treasury and federal agencies	61,984	5,414	56,570	56,486	4,066	52,420
Federal agency mortgage-backed securities (1)	276,450	49,248	227,202	293,870	58,955	234,915
Total	$512,875	54,662	458,213	559,970	63,021	496,949
(1)Included in encumbered securities at March 31, 2022, were securities with a fair value of $836 million, which were purchased in March 2022, but settled in April 2022.

In addition to our primary sources of liquidity shown in
Table 27, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of March 31, 2022, we also maintained approximately $213.7 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 162% and 166% of total loans at March 31, 2022, and December 31, 2021, respectively. Additional funding is provided by long-term debt and short-term borrowings. Table 28 presents a summary of our short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of
Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	March 31, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$19,969	21,191
Other short-term borrowings	13,632	13,218
Total	$33,601	34,409

Wells Fargo & Company	43

Risk Management – Asset/Liability Management (continued)
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. In addition, we issued $8.1 billion of long-term debt in April 2022. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2022 and the following years thereafter, as of March 31, 2022.
Table 29: Maturity of Long-Term Debt

	March 31, 2022
(in millions)	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$8,904	5,947	11,551	13,960	18,303	54,934	113,599
Subordinated notes	—	2,659	720	1,049	2,784	17,689	24,901
Junior subordinated notes	—	—	—	—	—	1,290	1,290
Total long-term debt – Parent	8,904	8,606	12,271	15,009	21,087	73,913	139,790
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	27	3	3	186	88	140	447
Subordinated notes	—	999	—	156	—	3,830	4,985
Junior subordinated notes	—	—	—	—	—	391	391
Securitizations and other bank debt	2,037	1,377	1,087	251	124	1,424	6,300
Total long-term debt – Bank	2,064	2,379	1,090	593	212	5,785	12,123
Other consolidated subsidiaries
Senior notes	67	500	106	422	225	104	1,424
Total long-term debt – Other consolidated subsidiaries	67	500	106	422	225	104	1,424
Total long-term debt	$11,035	11,485	13,467	16,024	21,524	79,802	153,337

44	Wells Fargo & Company

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
On February 16, 2022, Moody's Investors Service (Moody’s) affirmed the Company’s ratings and changed the rating outlook to stable from negative. There were no other actions undertaken by the rating agencies with regard to our credit ratings during first quarter 2022.
See the “Risk Factors” section in our 2021 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations, as well as Note 14 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2022, are presented in Table 30.
Table 30: Credit Ratings as of March 31, 2022

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

Wells Fargo & Company	45

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at March 31, 2022, increased $2.3 billion from December 31, 2021, predominantly as a result of $3.7 billion of Wells Fargo net income, partially offset by $1.3 billion of common and preferred stock dividends. During first quarter 2022, we issued $580 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In first quarter 2022, we repurchased 110 million shares of common stock at a cost of $6 billion. In first quarter 2022, our cumulative other comprehensive income decreased $5.1 billion, predominantly due to net unrealized losses on AFS debt securities. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect cumulative other comprehensive income, which lowers the amount of our risk-based capital. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo, and we must calculate our risk-based capital ratios under both approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2022.
Table 31: Risk-Based Capital Requirements – Standardized Approach as of March 31, 2022
Table 32: Risk-Based Capital Requirements – Advanced Approach as of March 31, 2022
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at March 31, 2022, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

46	Wells Fargo & Company

The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2021, through September 30, 2022, is 3.10%.
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge of between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. For 2022, our G-SIB capital surcharge is 1.50%.
Under the risk-based capital rules, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets (RWAs).
Effective January 1, 2022, we are required by federal
banking regulators to use the Standardized Approach for Counterparty Credit Risk (SA-CCR) for calculating exposure amounts for credit RWAs on derivative contracts. The adoption of SA-CCR resulted in an increase of less than 1.00% in total RWAs under the Standardized Approach (our binding approach) in first quarter 2022.
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 33 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios at March 31, 2022, and December 31, 2021.
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Mar 31, 2022		Dec 31, 2021	Required Capital Ratios (1)	Mar 31, 2022	Dec 31, 2021
Common Equity Tier 1	(A)		$132,298		140,643		132,298	140,643
Tier 1 capital	(B)		151,340		159,671		151,340	159,671
Total capital	(C)		186,316		196,281		177,686	186,553
Risk-weighted assets	(D)		1,265,517		1,239,026		1,119,518	1,116,068
Common Equity Tier 1 capital ratio	(A)/(D)	9.10%	10.45	*	11.35	8.50	11.82	12.60
Tier 1 capital ratio	(B)/(D)	10.60	11.96	*	12.89	10.00	13.52	14.31
Total capital ratio	(C)/(D)	12.60	14.72	*	15.84	12.00	15.87	16.72
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2022.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at March 31, 2022.

Wells Fargo & Company	47

Capital Management (continued)
Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches at March 31, 2022, and December 31, 2021.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Mar 31, 2022	Dec 31, 2021
Total equity		$181,689	190,110
Adjustments:
Preferred stock		(20,057)	(20,057)
Additional paid-in capital on preferred stock		136	136
Unearned ESOP shares		646	646
Noncontrolling interests		(2,446)	(2,504)
Total common stockholders’ equity		$159,968	168,331
Adjustments:
Goodwill		(25,181)	(25,180)
Certain identifiable intangible assets (other than MSRs)		(210)	(225)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,304)	(2,437)
Applicable deferred taxes related to goodwill and other intangible assets (1)		870	765
CECL transition provision (2)		179	241
Other		(1,024)	(852)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$132,298	140,643
Preferred stock		20,057	20,057
Additional paid-in capital on preferred stock		(136)	(136)
Unearned ESOP shares		(646)	(646)
Other		(233)	(247)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$151,340	159,671

Long-term debt and other instruments qualifying as Tier 2		22,318	22,740
Qualifying allowance for credit losses (3)		13,038	14,149
Other		(380)	(279)
Total Tier 2 capital under the Standardized Approach	(B)	$34,976	36,610
Total qualifying capital under the Standardized Approach	(A)+(B)	$186,316	196,281

Long-term debt and other instruments qualifying as Tier 2		$22,318	22,740
Qualifying allowance for credit losses (3)		4,408	4,421
Other		(380)	(279)
Total Tier 2 capital under the Advanced Approach	(C)	$26,346	26,882
Total qualifying capital under the Advanced Approach	(A)+(C)	$177,686	186,553
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of the current expected credit loss accounting standard (CECL) on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
(3)Differences between the approaches are driven by the qualifying amounts of ACL includable in Tier 2 capital. Under the Advanced Approach, eligible credit reserves represented by the amount of qualifying ACL in excess of expected credit losses (using regulatory definitions) is limited to 0.60% of Advanced credit RWAs, whereas the Standardized Approach includes ACL in Tier 2 capital up to 1.25% of Standardized credit RWAs. Under both approaches, any excess ACL is deducted from the respective total RWAs.

Table 35 provides the composition of our RWAs under the Standardized and Advanced Approaches at March 31, 2022, and December 31, 2021.

Table 35: Risk-Weighted Assets

	Standardized Approach		Advanced Approach
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Risk-weighted assets (RWAs) (1):
Credit risk	$1,212,082	1,186,810	752,633	747,714
Market risk	53,435	52,216	53,435	52,216
Operational risk	—	—	313,450	316,138
Total RWAs	$1,265,517	1,239,026	1,119,518	1,116,068
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

48	Wells Fargo & Company

Table 36 presents the changes in CET1 for the three months ended March 31, 2022.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2021	$140,643
Net income applicable to common stock	3,393
Common stock dividends	(959)
Common stock issued, repurchased, and stock compensation-related items	(5,725)
Changes in cumulative other comprehensive income	(5,065)
Goodwill	(1)
Certain identifiable intangible assets (other than MSRs)	15
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	133
Applicable deferred taxes related to goodwill and other intangible assets (1)	105
CECL transition provision (2)	(62)
Other	(179)
Change in Common Equity Tier 1	(8,345)
Common Equity Tier 1 at March 31, 2022	$132,298
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
(2)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
Table 37 presents net changes in the components of RWAs under the Standardized and Advanced Approaches for the three months ended March 31, 2022.
Table 37: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2021	$1,239,026	1,116,068
Net change in credit risk RWAs	25,272	4,919
Net change in market risk RWAs	1,219	1,219
Net change in operational risk RWAs	—	(2,688)
Total change in RWAs	26,491	3,450
RWAs at March 31, 2022	$1,265,517	1,119,518

Wells Fargo & Company	49

Capital Management (continued)
TANGIBLE COMMON EQUITY We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than MSRs) and goodwill and other intangibles on investments in consolidated portfolio companies, net of applicable deferred taxes. The ratios are (i) tangible book value per common share, which represents tangible common equity divided by common shares outstanding; and (ii) return on average tangible common equity (ROTCE), which represents our annualized earnings as a percentage of tangible common equity. The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity.
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 38: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Total equity		$181,689	190,110	188,034	186,337	190,744	189,074
Adjustments:
Preferred stock		(20,057)	(20,057)	(21,170)	(20,057)	(20,267)	(21,840)
Additional paid-in capital on preferred stock		136	136	139	134	120	145
Unearned ESOP shares		646	646	875	646	872	875
Noncontrolling interests		(2,446)	(2,504)	(1,130)	(2,468)	(2,119)	(1,115)
Total common stockholders’ equity	(A)	159,968	168,331	166,748	164,592	169,350	167,139
Adjustments:
Goodwill		(25,181)	(25,180)	(26,290)	(25,180)	(25,569)	(26,383)
Certain identifiable intangible assets (other than MSRs)		(210)	(225)	(322)	(218)	(246)	(330)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,304)	(2,437)	(2,300)	(2,395)	(2,309)	(2,217)
Applicable deferred taxes related to goodwill and other intangible assets (1)		871	765	866	803	848	863
Tangible common equity	(B)	$133,144	141,254	138,702	137,602	142,074	139,072
Common shares outstanding	(C)	3,789.9	3,885.8	4,141.1	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$3,393	5,470	4,256
Book value per common share	(A)/(C)	$42.21	43.32	40.27	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	35.13	36.35	33.49	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	8.36%	12.81	10.33
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	10.00	15.27	12.41
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 39 presents the leverage requirements applicable to the Company as of March 31, 2022.
Table 39: Leverage Requirements Applicable to the Company
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum tier 1 leverage ratio of 4.00%.
The FRB and OCC have proposed amendments to the SLR rules. For information regarding the proposed amendments to the SLR rules, see the “Capital Management – Leverage Requirements” section in our 2021 Form 10-K.

50	Wells Fargo & Company

At March 31, 2022, the Company’s SLR was 6.61%, and each of our IDIs exceeded their applicable SLR requirements. Table 40 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Table 40: Leverage Ratios for the Company

($ in millions)		Quarter ended March 31, 2022
Tier 1 capital	(A)	$151,340
Total average assets		1,919,572
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		27,957
Total adjusted average assets		1,891,615
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		66,322
Repo-style transactions (2)		3,227
Other (3)		327,950
Total off-balance sheet exposures		397,499
Total leverage exposure	(B)	$2,289,114
Supplementary leverage ratio	(A)/(B)	6.61%

Tier 1 leverage ratio (4)		8.00%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2022, are presented in Table 41.
Table 41: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

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
+
Greater of method one and method two G-SIB capital surcharge

The FRB and OCC have proposed amendments to the TLAC and eligible unsecured long-term debt requirements. For information regarding these proposed amendments, see the “Capital Management – Total Loss Absorbing Capacity” section in our 2021 Form 10-K.
Table 42 provides our TLAC and eligible unsecured long-term debt and related ratios as of March 31, 2022, and December 31, 2021.
Table 42: TLAC and Eligible Unsecured Long-Term Debt

($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
	March 31, 2022
Total eligible amount	282,311		125,083

Percentage of RWAs (3)	22.31%	21.50	9.88	7.50
Percentage of total leverage exposure	12.33	9.50	5.46	4.50
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
Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, we currently target a long-term CET1 capital ratio that is 100 basis points above our regulatory requirement plus an incremental buffer of 25 to 50 basis points. Our capital targets are subject to change based on various factors, including changes to the regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans. We submitted our 2022 capital plan to the FRB prior to the April 5, 2022, deadline.
As part of the annual Comprehensive Capital Analysis and Review (CCAR), the FRB generated a supervisory stress test. The FRB is expected to review the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and is also expected to review the Company's proposed capital actions. The FRB has indicated it will publish its supervisory stress test results by July 1, 2022.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

Wells Fargo & Company	51

Capital Management (continued)
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
At March 31, 2022, we had remaining Board authority to repurchase approximately 251 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during first quarter 2022, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of the other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2021 Form 10-K.

Regulatory Developments in Response to Climate Change Federal and state governments and government agencies have demonstrated increased attention to the impacts and potential risks associated with climate change. For example, federal banking regulators are reviewing the implications of climate change on the financial stability of the United States and the identification and management by large banks of climate-related financial risks. In addition, the SEC has proposed rules that would require public companies to disclose certain climate-related information, including greenhouse gas emissions, climate-related targets and goals, and governance of climate-related risks and relevant risk management processes. The approaches taken by various governments and government agencies can vary significantly, evolve over time, and sometimes conflict. Any current or future rules, regulations, and guidance related to climate change and its impacts could require us to change certain of our business practices, reduce our revenue and earnings, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position.

52	Wells Fargo & Company

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses;
•the valuation of residential MSRs;
•the fair value of financial instruments;
•income taxes;
•liability for contingent litigation losses; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information on these policies, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report .

Wells Fargo & Company	53

Current Accounting Developments
Table 43 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.
Table 43: Current Accounting Developments – Issued Standards

Description and Effective Date	Financial statement impact
ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates
The Update, effective January 1, 2023, requires market risk benefits (features of insurance contracts that protect the policyholder from other-than-nominal capital market risk and expose the insurer to that risk) to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. The Update also requires more frequent updates for insurance assumptions, mandates the use of a standardized discount rate for traditional long-duration contracts, and simplifies the amortization of deferred acquisition costs.	The most significant impact of adoption relates to reinsurance of variable annuity products for a limited number of our insurance clients. Our reinsurance business is no longer entering into new contracts. These variable annuity products contain guaranteed minimum benefits that require us to make benefit payments for the remainder of the policyholder's life once the account values are exhausted. These guaranteed minimum benefits meet the definition of market risk benefits and will be measured at fair value. The cumulative effect of the difference between fair value and the carrying value upon adoption of the Update, net of income tax adjustments and excluding the impact of our own credit risk, will be recognized in the opening balance of retained earnings in the earliest period presented and will affect our regulatory capital calculations. At March 31, 2022, our estimated liability related to these guaranteed minimum benefits was approximately $500 million and was associated with approximately $12.0 billion of policyholder account values. We expect future earnings volatility from changes in the fair value of market risk benefits, which are sensitive to changes in equity and fixed income markets, as well as policyholder behavior and changes in mortality assumptions. We plan to economically hedge the market volatility, where feasible. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs are not expected to be material.
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
The Update, effective January 1, 2023 (with early adoption permitted), establishes the portfolio layer method, which expands an entity’s ability to achieve fair value hedge accounting for interest rate risk hedges of closed portfolios of financial assets. The Update also provides guidance on the accounting for hedged item basis adjustments under the portfolio layer method.

The Update improves our ability to use derivatives to hedge interest rate risk exposures associated with portfolios of financial assets, such as fixed-rate available-for-sale debt securities and loans. The Update allows us to hedge a larger proportion of these portfolios by expanding the number and type of derivatives permitted as eligible hedges, as well as by increasing the scope of eligible hedged items to include both prepayable and nonprepayable assets.

Upon adoption, any election to designate portfolio layer method hedges is applied prospectively. Additionally, the Update permits a one-time reclassification of debt securities from held-to-maturity to available-for-sale classification as long as the securities are designated in a portfolio layer method hedge no later than 30 days after the adoption date. We are currently evaluating the impact of the Update on our consolidated financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The Update, effective January 1, 2023 (with early adoption permitted), eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors and introduces new required disclosures for loan modifications made to borrowers experiencing financial difficulty. The Update also amends the guidance for vintage disclosures to require disclosure of current period gross charge-offs by year of origination.

The Update will impact the measurement of the allowance for credit losses (ACL) and require new disclosures related to loan modifications and credit quality, specifically the Update:
•Eliminates the requirement to use a discounted cash flow (DCF) approach to measure the ACL for certain TDRs and instead allows for the use of an expected loss approach for all loans. Upon adoption, we expect to discontinue using a DCF approach for consumer loans and retain a DCF approach for certain nonperforming commercial loans. Any changes to the ACL as a result of the change in TDR measurement will be included as an adjustment to opening retained earnings as of the beginning of the earliest period presented.
•Requires new disclosures for modifications made to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reduction, other than insignificant payment delay, term extension, or a combination of these modifications.
•Requires us to provide current period gross charge-offs by origination date (vintage) in our credit quality disclosures on a prospective basis beginning as of the adoption date.

Other Accounting Developments
The following Updates are applicable to us but are not expected to have a material impact on our consolidated financial statements:
•ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
•ASU 2021-10 – Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance

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
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth;
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
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1
Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2021 Form 10-K.

Wells Fargo & Company	57

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2022, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

58	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2022	2021
Interest income
Debt securities	$2,563	2,312
Loans held for sale	140	331
Loans	7,218	7,201
Equity securities	170	137
Other interest income	90	65
Total interest income	10,181	10,046
Interest expense
Deposits	83	112
Short-term borrowings	(14)	(9)
Long-term debt	761	1,026
Other interest expense	130	109
Total interest expense	960	1,238
Net interest income	9,221	8,808
Noninterest income
Deposit and lending-related fees	1,815	1,616
Investment advisory and other asset-based fees	2,498	2,756
Commissions and brokerage services fees	537	636
Investment banking fees	447	568
Card fees	1,029	949
Mortgage banking	693	1,326
Net gains from trading and securities	796	891
Other	556	982
Total noninterest income	8,371	9,724
Total revenue	17,592	18,532
Provision for credit losses	(787)	(1,048)
Noninterest expense
Personnel	9,271	9,558
Technology, telecommunications and equipment	876	844
Occupancy	722	770
Operating losses	673	213
Professional and outside services	1,286	1,388
Advertising and promotion	99	90
Restructuring charges	5	13
Other	938	1,113
Total noninterest expense	13,870	13,989
Income before income tax expense	4,509	5,591
Income tax expense	707	901
Net income before noncontrolling interests	3,802	4,690
Less: Net income from noncontrolling interests	131	54
Wells Fargo net income	$3,671	4,636
Less: Preferred stock dividends and other	278	380
Wells Fargo net income applicable to common stock	$3,393	4,256
Per share information
Earnings per common share	$0.89	1.03
Diluted earnings per common share	0.88	1.02
Average common shares outstanding	3,831.1	4,141.3
Diluted average common shares outstanding	3,868.9	4,171.0
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2022	2021
Net income before noncontrolling interests	$3,802	4,690
Other comprehensive income (loss), after tax:
Net change in debt securities	(5,148)	(1,525)
Net change in derivatives and hedging activities	20	36
Defined benefit plans adjustments	72	35
Other	(9)	11
Other comprehensive loss, after tax	(5,065)	(1,443)
Total comprehensive income (loss) before noncontrolling interests	(1,263)	3,247
Less: Other comprehensive income from noncontrolling interests	—	1
Less: Net income from noncontrolling interests	131	54
Wells Fargo comprehensive income (loss)	$(1,394)	3,192
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2022	Dec 31, 2021
Assets	(Unaudited)
Cash and due from banks	$27,454	24,616
Interest-earning deposits with banks	174,441	209,614
Total cash, cash equivalents, and restricted cash	201,895	234,230
Federal funds sold and securities purchased under resale agreements	67,764	66,223
Debt securities:
Trading, at fair value	86,672	88,265
Available-for-sale, at fair value (includes amortized cost of $173,118 and $175,463, net of allowance for credit losses)	168,436	177,244
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $264,641 and $272,386)	280,808	272,022
Loans held for sale (includes $13,155 and $15,895 carried at fair value)	19,824	23,617
Loans	911,807	895,394
Allowance for loan losses	(11,504)	(12,490)
Net loans	900,303	882,904
Mortgage servicing rights (includes $8,511 and $6,920 carried at fair value)	9,753	8,189
Premises and equipment, net	8,473	8,571
Goodwill	25,181	25,180
Derivative assets	27,365	21,478
Equity securities (includes $36,362 and $39,098 carried at fair value)	70,755	72,886
Other assets	72,480	67,259
Total assets (1)	$1,939,709	1,948,068
Liabilities
Noninterest-bearing deposits	$529,957	527,748
Interest-bearing deposits	951,397	954,731
Total deposits	1,481,354	1,482,479
Short-term borrowings (includes $168 and $0 carried at fair value)	33,601	34,409
Derivative liabilities	15,499	9,424
Accrued expenses and other liabilities (includes $26,145 and $20,685 carried at fair value)	74,229	70,957
Long-term debt (includes $69 and $0 carried at fair value)	153,337	160,689
Total liabilities (2)	1,758,020	1,757,958
Equity
Wells Fargo stockholders’ equity:
Preferred stock	20,057	20,057
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,899	60,196
Retained earnings	182,623	180,322
Cumulative other comprehensive income (loss)	(6,767)	(1,702)
Treasury stock – 1,691,916,667 shares and 1,596,009,977 shares	(85,059)	(79,757)
Unearned ESOP shares	(646)	(646)
Total Wells Fargo stockholders’ equity	179,243	187,606
Noncontrolling interests	2,446	2,504
Total equity	181,689	190,110
Total liabilities and equity	$1,939,709	1,948,068
(1)Our consolidated assets at March 31, 2022 and December 31, 2021, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $71 million and $71 million; Loans, $4.9 billion and $4.5 billion; All other assets, $229 million and $234 million; and Total assets, $5.2 billion and $4.8 billion, respectively.
(2)Our consolidated liabilities at March 31, 2022 and December 31, 2021, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $133 million and $149 million ; All other liabilities, $265 million and $259 million; and Total liabilities, $398 million and $408 million, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Cumulative other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Net income						3,671				131	3,802
Other comprehensive loss, net of tax							(5,065)			—	(5,065)
Noncontrolling interests										(189)	(189)
Common stock issued			14.2		—	(117)		697			580
Common stock repurchased			(110.1)					(6,018)			(6,018)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					16	(975)					(959)
Preferred stock dividends						(278)					(278)
Stock-based compensation					494						494
Net change in deferred compensation and related plans					(807)			19			(788)
Net change	—	—	(95.9)	—	(297)	2,301	(5,065)	(5,302)	—	(58)	(8,421)
Balance March 31, 2022	5.3	$20,057	3,789.9	$9,136	59,899	182,623	(6,767)	(85,059)	(646)	2,446	181,689
Balance December 31, 2020	5.5	$21,136	4,144.0	$9,136	60,197	162,683	194	(67,791)	(875)	1,032	185,712
Net income						4,636				54	4,690
Other comprehensive income (loss), net of tax							(1,444)			1	(1,443)
Noncontrolling interests										43	43
Common stock issued			14.3		—	(61)		785			724
Common stock repurchased			(17.2)					(596)			(596)
Preferred stock issued	0.2	4,560			(31)						4,529
Preferred stock redeemed (1)	(0.1)	(4,526)			44	(44)					(4,526)
Common stock dividends					6	(420)					(414)
Preferred stock dividends						(336)					(336)
Stock-based compensation					498						498
Net change in deferred compensation and related plans					(860)			13			(847)
Net change	0.1	34	(2.9)	—	(343)	3,775	(1,444)	202	—	98	2,322
Balance March 31, 2021	5.6	$21,170	4,141.1	$9,136	59,854	166,458	(1,250)	(67,589)	(875)	1,130	188,034
(1)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, and partial redemption of Preferred Stock, Series N, in first quarter 2021.
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$3,802	4,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(787)	(1,048)
Changes in fair value of MSRs and LHFS carried at fair value	(891)	(1,368)
Depreciation, amortization and accretion	1,791	2,150
Deferred income tax benefit	(179)	386
Other, net (1)	(6,116)	(5,335)
Originations and purchases of loans held for sale	(24,206)	(45,179)
Proceeds from sales of and paydowns on loans originally classified as held for sale	18,324	24,757
Net change in:
Debt and equity securities, held for trading	11,771	11,122
Derivative assets and liabilities	(766)	(922)
Other assets	(5,815)	8,481
Other accrued expenses and liabilities	3,271	(1,204)
Net cash provided (used) by operating activities	199	(3,470)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(1,541)	(13,830)
Available-for-sale debt securities:
Proceeds from sales	19	13,367
Prepayments and maturities	6,876	21,840
Purchases	(19,195)	(36,203)
Held-to-maturity debt securities:
Paydowns and maturities	8,626	20,643
Purchases	(2,295)	(19,899)
Equity securities, not held for trading:
Proceeds from sales and capital returns	1,911	545
Purchases	(1,481)	(1,626)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(20,285)	17,447
Proceeds from sales of loans originally classified as held for investment	4,143	11,358
Purchases of loans	(100)	(50)
Principal collected on nonbank entities’ loans	1,465	5,265
Loans originated by nonbank entities	(1,219)	(3,469)
Other, net (1)	115	140
Net cash provided (used) by investing activities	(22,961)	15,528
Cash flows from financing activities:
Net change in:
Deposits	(1,125)	33,222
Short-term borrowings	(980)	(79)
Long-term debt:
Proceeds from issuance	8,089	110
Repayment	(7,889)	(21,676)
Preferred stock:
Proceeds from issuance	—	4,529
Redeemed	—	(4,525)
Cash dividends paid	(220)	(276)
Common stock:
Repurchased	(6,018)	(596)
Cash dividends paid	(958)	(383)
Other, net (1)	(472)	(263)
Net cash provided (used) by financing activities	(9,573)	10,063
Net change in cash, cash equivalents, and restricted cash	(32,335)	22,121
Cash, cash equivalents, and restricted cash at beginning of period	234,230	264,612
Cash, cash equivalents, and restricted cash at end of period	$201,895	286,733
Supplemental cash flow disclosures:
Cash paid for interest	$661	1,091
Cash paid for income taxes, net	76	358
(1)Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Wells Fargo & Company	63

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). There were no material changes to these policies in first quarter 2022.
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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2021 Form 10-K.
Accounting Standards Adopted in 2022
In 2022, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU or Update) 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
•ASU 2021-05 – Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments

ASU 2020-06 simplifies the accounting for convertible financial instruments that embody characteristics of debt and equity by (1) eliminating accounting models for convertible financial instruments with cash conversion and beneficial conversion features within Accounting Standards Codification (ASC) 470-20, (2) removing three equity classification requirements for a contract in an entity's own equity to qualify for the derivative scope exception in ASC Subtopic 815-40, and (3) prescribing the method used for computing earnings per share. We adopted this Update prospectively in first quarter 2022. This Update did not have a material impact to our consolidated financial statements.

ASU 2021-05 amends ASC 842 Topic – Leases and provides specific guidance for lessors whose leases include variable lease payments that are not dependent on a reference index or rate and otherwise would have resulted in the recognition of a loss at lease commencement (a day 1 loss). Prior to ASU 2016-02, variable lease payments were excluded from the definition of lease payments for lessors measuring their net investment loss in a sales-type lease or direct financing lease. This often resulted in a day 1 loss, even if the lessor expected the arrangement to be profitable overall. We adopted this Update prospectively in first quarter 2022. This Update did not have a material impact to our consolidated financial statements.

64	Wells Fargo & Company

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2022	2021
Available-for-sale debt securities purchased from securitization of LHFS (1)	$1,053	—
Held-to-maturity debt securities purchased from securitization of LHFS (1)	638	10,252
Transfers from loans to LHFS	2,827	6,249
Transfers from available-for-sale debt securities to held-to-maturity debt securities	14,651	16,617
(1)Predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2022, and there have been no material events that would require recognition in our first quarter 2022 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	65

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Mar 31, 2022	Dec 31, 2021
Trading assets:
Debt securities	$86,672	88,265
Equity securities (1)	34,203	27,476
Loans held for sale	3,984	3,242
Gross trading derivative assets (1)	63,104	48,325
Netting (2)	(36,862)	(28,146)
Total trading derivative assets	26,242	20,179
Total trading assets	151,101	139,162
Trading liabilities:
Short sale	26,145	20,685
Other liabilities	237	—
Gross trading derivative liabilities (1)	53,430	42,449
Netting (2)	(39,056)	(33,978)
Total trading derivative liabilities	14,374	8,471
Total trading liabilities	$40,756	$29,156
(1)In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
(2)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 2.2 provides a summary of the net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended March 31,
(in millions)	2022	2021
Interest income:
Debt securities	$548	529
Equity securities (1)	120	103
Loans held for sale	11	12
Total interest income	679	644
Less: Interest expense	132	110
Net interest income	547	534
Net gains (losses) from trading activities (2):
Debt securities	(3,648)	(2,106)
Equity securities (1)	(824)	1,153
Loans held for sale	9	24
Other liabilities	12	—
Derivatives (1)(3)	4,669	1,277
Total net gains from trading activities	218	348
Total trading-related net interest and noninterest income	$765	882
(1)In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
(2)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(3)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in first quarter 2022 and 2021 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,946	91	(1,604)	46,433
Non-U.S. government securities	116	—	—	116
Securities of U.S. states and political subdivisions (2)	16,484	271	(269)	16,486
Federal agency mortgage-backed securities	94,726	245	(3,534)	91,437
Non-agency mortgage-backed securities (3)	4,641	12	(45)	4,608
Collateralized loan obligations	5,231	—	(34)	5,197
Other debt securities	3,974	200	(15)	4,159
Total available-for-sale debt securities	173,118	819	(5,501)	168,436
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,196	14	(659)	15,551
Securities of U.S. states and political subdivisions	32,969	69	(2,122)	30,916
Federal agency mortgage-backed securities	198,266	115	(13,368)	185,013
Non-agency mortgage-backed securities (3)	1,174	5	(64)	1,115
Collateralized loan obligations	30,475	62	(141)	30,396
Other debt securities	1,728	—	(78)	1,650
Total held-to-maturity debt securities	280,808	265	(16,432)	264,641
Total	$453,926	1,084	(21,933)	433,077
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$39,668	185	(192)	39,661
Non-U.S. government securities	71	—	—	71
Securities of U.S. states and political subdivisions (2)	16,618	350	(51)	16,917
Federal agency mortgage-backed securities	104,661	1,807	(582)	105,886
Non-agency mortgage-backed securities (3)	4,515	32	(15)	4,532
Collateralized loan obligations	5,713	2	(7)	5,708
Other debt securities	4,217	259	(7)	4,469
Total available-for-sale debt securities	175,463	2,635	(854)	177,244
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,544	599	(318)	16,825
Securities of U.S. states and political subdivisions	32,689	847	(61)	33,475
Federal agency mortgage-backed securities	188,909	1,882	(2,807)	187,984
Non-agency mortgage-backed securities (3)	1,082	31	(18)	1,095
Collateralized loan obligations	31,067	194	(2)	31,259
Other debt securities	1,731	17	—	1,748
Total held-to-maturity debt securities	272,022	3,570	(3,206)	272,386
Total	$447,485	6,205	(4,060)	449,630
(1)Represents amortized cost of the securities, net of the ACL of $9 million and $8 million related to AFS debt securities and $84 million and $96 million related to HTM debt securities at March 31, 2022, and December 31, 2021, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.3 billion at March 31, 2022, and $5.2 billion at December 31, 2021.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2022, and December 31, 2021.

Wells Fargo & Company	67

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended March 31,
(in millions)	2022	2021
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	$834	1,910
Federal agency mortgage-backed securities	2,051	24,867
Non-agency mortgage-backed securities	104	29
Collateralized loan obligations	—	3,953
Total purchases of held-to-maturity debt securities	2,989	30,759
Transfers from available-for-sale debt securities to held-to-maturity debt securities:
Federal agency mortgage-backed securities	14,651	16,617
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$14,651	16,617
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2022	2021
Interest income (1):
Available-for-sale	$702	811
Held-to-maturity	1,313	972
Total interest income	2,015	1,783
Provision for credit losses:
Available-for-sale	1	22
Held-to-maturity	(13)	47
Total provision for credit losses	(12)	69
Realized gains and losses (2):
Gross realized gains	2	151
Net realized gains	$2	151
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2022, and December 31, 2021.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

68	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2022
Total portfolio (1)	$168,436	99%	280,892	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$137,870	100%	214,462	100%
Securities of U.S. states and political subdivisions	16,486	99	32,984	100
Collateralized loan obligations (3)	5,197	100	30,518	100
All other debt securities (4)	8,883	89	2,928	62
December 31, 2021
Total portfolio (1)	$177,244	99%	272,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$145,547	100%	205,453	100%
Securities of U.S. states and political subdivisions	16,917	99	32,704	100
Collateralized loan obligations (3)	5,708	100	31,128	100
All other debt securities (4)	9,072	88	2,833	64
(1)98% were rated AA- and above at both March 31, 2022, and December 31, 2021, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both March 31, 2022, and December 31, 2021, respectively.
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
Debt securities that are past due and still accruing were insignificant at both March 31, 2022, and December 31, 2021. The carrying value of debt securities in nonaccrual status was insignificant at both March 31, 2022, and December 31, 2021. Charge-offs on debt securities were insignificant in the first quarter of both 2022 and 2021.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the first quarter of both 2022 and 2021.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(1,559)	41,680	(45)	1,257	(1,604)	42,937
Securities of U.S. states and political subdivisions	(186)	3,036	(83)	610	(269)	3,646
Federal agency mortgage-backed securities	(2,276)	63,258	(1,258)	15,441	(3,534)	78,699
Non-agency mortgage-backed securities	(29)	3,027	(16)	534	(45)	3,561
Collateralized loan obligations	(28)	4,523	(6)	581	(34)	5,104
Other debt securities	(6)	763	(9)	521	(15)	1,284
Total available-for-sale debt securities	$(4,084)	116,287	(1,417)	18,944	(5,501)	135,231
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(192)	24,418	—	—	(192)	24,418
Securities of U.S. states and political subdivisions	(36)	2,308	(15)	532	(51)	2,840
Federal agency mortgage-backed securities	(334)	40,695	(248)	9,464	(582)	50,159
Non-agency mortgage-backed securities	(4)	1,966	(11)	543	(15)	2,509
Collateralized loan obligations	(3)	1,619	(4)	1,242	(7)	2,861
Other debt securities	—	—	(7)	624	(7)	624
Total available-for-sale debt securities	$(569)	71,006	(285)	12,405	(854)	83,411
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
For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2022
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$47,946	251	18,089	27,778	1,828
Fair value	46,433	247	17,794	26,478	1,914
Weighted average yield	1.01%	0.25	0.34	1.42	1.44
Non-U.S. government securities
Amortized cost, net	$116	1	90	25	—
Fair value	116	1	90	25	—
Weighted average yield	0.40%	1.49	0.38	0.43	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$16,484	752	2,177	5,757	7,798
Fair value	16,486	751	2,181	5,599	7,955
Weighted average yield	2.03%	1.41	1.41	1.51	2.65
Federal agency mortgage-backed securities
Amortized cost, net	$94,726	—	247	2,415	92,064
Fair value	91,437	—	249	2,381	88,807
Weighted average yield	2.60%	—	2.86	2.32	2.61
Non-agency mortgage-backed securities
Amortized cost, net	$4,641	—	—	110	4,531
Fair value	4,608	—	—	110	4,498
Weighted average yield	2.06%	—	—	2.63	2.04
Collateralized loan obligations
Amortized cost, net	$5,231	—	4	4,824	403
Fair value	5,197	—	4	4,794	399
Weighted average yield	1.55%	—	2.26	1.55	1.56
Other debt securities
Amortized cost, net	$3,974	55	400	1,030	2,489
Fair value	4,159	55	398	1,030	2,676
Weighted average yield	2.00%	1.99	1.65	1.87	2.10
Total available-for-sale debt securities
Amortized cost, net	$173,118	1,059	21,007	41,939	109,113
Fair value	168,436	1,054	20,716	40,417	106,249
Weighted average yield	2.04%	1.17	0.50	1.51	2.55
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Wells Fargo & Company	71

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2022
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$16,196	—	12,411	—	3,785
Fair value	15,551	—	12,386	—	3,165
Weighted average yield	2.18%	—	2.37	—	1.57
Securities of U.S. states and political subdivisions
Amortized cost, net	$32,969	1,243	2,949	2,235	26,542
Fair value	30,916	1,246	2,914	2,234	24,522
Weighted average yield	2.12%	2.11	1.32	2.51	2.18
Federal agency mortgage-backed securities
Amortized cost, net	$198,266	—	—	—	198,266
Fair value	185,013	—	—	—	185,013
Weighted average yield	2.16%	—	—	—	2.16
Non-agency mortgage-backed securities
Amortized cost, net	$1,174	15	18	30	1,111
Fair value	1,115	15	18	29	1,053
Weighted average yield	2.97%	3.24	2.93	3.16	2.97
Collateralized loan obligations
Amortized cost, net	$30,475	—	—	13,361	17,114
Fair value	30,396	—	—	13,396	17,000
Weighted average yield	1.65%	—	—	1.73	1.59
Other debt securities
Amortized cost, net	$1,728	—	762	966	—
Fair value	1,650	—	732	918	—
Weighted average yield	4.47%	—	4.13	4.74	—
Total held-to-maturity debt securities
Amortized cost, net	$280,808	1,258	16,140	16,592	246,818
Fair value	264,641	1,261	16,050	16,577	230,753
Weighted average yield	2.12%	2.12	2.26	2.01	2.12
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost and are shown pre-tax.

72	Wells Fargo & Company

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at March 31, 2022, and December 31, 2021.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2022, we reversed accrued interest receivable of $12 million for our commercial portfolio segment and $32 million for our consumer portfolio segment, compared with $16 million and $51 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$362,137	350,436
Real estate mortgage	129,495	127,733
Real estate construction	20,613	20,092
Lease financing	14,469	14,859
Total commercial	526,714	513,120
Consumer:
Residential mortgage – first lien	245,242	242,270
Residential mortgage – junior lien	15,392	16,618
Credit card	38,639	38,453
Auto	57,083	56,659
Other consumer	28,737	28,274
Total consumer	385,093	382,274
Total loans	$911,807	895,394
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2022	Dec 31, 2021
Non-U.S. commercial loans:
Commercial and industrial	$80,435	77,365
Real estate mortgage	7,072	7,070
Real estate construction	1,577	1,582
Lease financing	690	680
Total non-U.S. commercial loans	$89,774	86,697

Wells Fargo & Company	73

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
Table 4.3: Loan Purchases, Sales, and Transfers

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$100	—	100	48	1	49
Sales	(582)	—	(582)	(273)	(188)	(461)
Transfers (to)/from LHFS	21	(9)	12	(435)	63	(372)
Commitments to Lend
A commitment to lend is a legally binding agreement to lend to a customer, usually at a stated interest rate, if funded, and for specific purposes and time periods. We generally require a fee to extend such commitments. Certain commitments either provide us with funding discretion or are subject to loan agreements with covenants regarding the financial performance of the customer or borrowing base formulas on an ongoing basis that must be met before we are required to fund the commitment. We may reduce or cancel consumer commitments, including home equity lines and credit card lines, in accordance with the contracts and applicable law. For unconditionally cancelable commitments at our discretion, we do not recognize an ACL.
We may, as a representative for other lenders, advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these temporary advance arrangements totaled approximately $90.6 billion at March 31, 2022.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2022, and December 31, 2021, we had $1.9 billion and $1.5 billion, respectively, of outstanding issued commercial letters of credit. We also originate multipurpose lending commitments under which borrowers have the option to draw on the facility for different purposes in one of several forms, including a standby letter of credit. See Note 11 (Guarantees and Other Commitments) for additional information on standby letters of credit.
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
Table 4.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$412,645	404,292
Real estate mortgage	9,499	11,515
Real estate construction	19,389	19,943
Total commercial	441,533	435,750
Consumer:
Residential mortgage – first lien	32,442	32,992
Residential mortgage – junior lien	25,924	27,447
Credit card	135,021	130,743
Other consumer	59,489	59,789
Total consumer	252,876	250,971
Total unfunded credit commitments	$694,409	686,721

74	Wells Fargo & Company

Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased
$1.1 billion from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolios and increased uncertainty related to the risks of high inflation.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2022	2021
Balance, beginning of period	$13,788	19,713
Provision for credit losses	(775)	(1,117)
Interest income on certain loans (1)	(29)	(41)
Loan charge-offs:
Commercial:
Commercial and industrial	(56)	(159)
Real estate mortgage	—	(52)
Real estate construction	—	—
Lease financing	(4)	(21)
Total commercial	(60)	(232)
Consumer:
Residential mortgage – first lien	(25)	(17)
Residential mortgage – junior lien	(22)	(19)
Credit card	(267)	(335)
Auto	(165)	(129)
Other consumer	(108)	(147)
Total consumer	(587)	(647)
Total loan charge-offs	(647)	(879)
Loan recoveries:
Commercial:
Commercial and industrial	79	71
Real estate mortgage	5	6
Real estate construction	—	—
Lease financing	5	6
Total commercial	89	83
Consumer:
Residential mortgage – first lien	28	41
Residential mortgage – junior lien	40	38
Credit card	91	99
Auto	69	77
Other consumer	25	28
Total consumer	253	283
Total loan recoveries	342	366
Net loan charge-offs	(305)	(513)
Other	2	1
Balance, end of period	$12,681	18,043
Components:
Allowance for loan losses	$11,504	16,928
Allowance for unfunded credit commitments	1,177	1,115
Allowance for credit losses	$12,681	18,043
Net loan charge-offs as a percentage of average total loans	0.14%	0.24
Allowance for loan losses as a percentage of total loans	1.26	1.96
Allowance for credit losses for loans as a percentage of total loans	1.39	2.09
(1)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Wells Fargo & Company	75

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$7,791	5,997	13,788	11,516	8,197	19,713
Provision for credit losses	(665)	(110)	(775)	(667)	(450)	(1,117)
Interest income on certain loans (1)	(9)	(20)	(29)	(19)	(22)	(41)
Loan charge-offs	(60)	(587)	(647)	(232)	(647)	(879)
Loan recoveries	89	253	342	83	283	366
Net loan charge-offs	29	(334)	(305)	(149)	(364)	(513)
Other	2	—	2	1	—	1
Balance, end of period	$7,148	5,533	12,681	10,682	7,361	18,043
(1)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.
Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date.
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
Table 4.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified in a troubled debt restructuring (TDR). At March 31, 2022, we had $501.2 billion and $25.5 billion of pass and criticized commercial loans, respectively.

76	Wells Fargo & Company

Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
March 31, 2022
Commercial and industrial
Pass	$25,954	49,141	16,084	19,801	6,756	11,769	221,270	643	351,418
Criticized	330	1,470	819	946	1,121	928	5,094	11	10,719
Total commercial and industrial	26,284	50,611	16,903	20,747	7,877	12,697	226,364	654	362,137
Real estate mortgage
Pass	9,636	36,066	15,336	17,767	11,912	21,815	5,009	—	117,541
Criticized	450	3,260	1,083	2,616	1,497	2,804	244	—	11,954
Total real estate mortgage	10,086	39,326	16,419	20,383	13,409	24,619	5,253	—	129,495
Real estate construction
Pass	913	6,255	3,866	4,216	2,055	561	1,043	1	18,910
Criticized	195	475	205	534	227	67	—	—	1,703
Total real estate construction	1,108	6,730	4,071	4,750	2,282	628	1,043	1	20,613
Lease financing
Pass	611	4,152	2,777	2,245	1,203	2,361	—	—	13,349
Criticized	77	275	217	249	154	148	—	—	1,120
Total lease financing	688	4,427	2,994	2,494	1,357	2,509	—	—	14,469
Total commercial loans	$38,166	101,094	40,387	48,374	24,925	40,453	232,660	655	526,714
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2021	2020	2019	2018	2017	Prior
December 31, 2021
Commercial and industrial
Pass	$65,562	15,193	20,553	7,400	3,797	13,985	211,452	679	338,621
Criticized	1,657	884	1,237	1,256	685	551	5,528	17	11,815
Total commercial and industrial	67,219	16,077	21,790	8,656	4,482	14,536	216,980	696	350,436
Real estate mortgage
Pass	38,196	15,929	19,013	12,618	7,451	16,026	5,411	3	114,647
Criticized	3,462	1,119	2,975	1,834	875	2,421	400	—	13,086
Total real estate mortgage	41,658	17,048	21,988	14,452	8,326	18,447	5,811	3	127,733
Real estate construction
Pass	5,895	4,058	4,549	2,167	379	329	1,042	2	18,421
Criticized	510	266	586	234	68	7	—	—	1,671
Total real estate construction	6,405	4,324	5,135	2,401	447	336	1,042	2	20,092
Lease financing
Pass	4,100	3,012	2,547	1,373	838	1,805	—	—	13,675
Criticized	284	246	282	184	86	102	—	—	1,184
Total lease financing	4,384	3,258	2,829	1,557	924	1,907	—	—	14,859
Total commercial loans	$119,666	40,707	51,742	27,066	14,179	35,226	223,833	701	513,120

Wells Fargo & Company	77

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.8 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
March 31, 2022
By delinquency status:
Current-29 days past due (DPD) and still accruing	$360,333	127,757	20,513	14,221	522,824
30-89 DPD and still accruing	819	625	95	131	1,670
90+ DPD and still accruing	186	80	1	—	267
Nonaccrual loans	799	1,033	4	117	1,953
Total commercial loans	$362,137	129,495	20,613	14,469	526,714
December 31, 2021
By delinquency status:
Current-29 DPD and still accruing	$348,033	126,184	19,900	14,568	508,685
30-89 DPD and still accruing	1,217	285	179	143	1,824
90+ DPD and still accruing	206	29	—	—	235
Nonaccrual loans	980	1,235	13	148	2,376
Total commercial loans	$350,436	127,733	20,092	14,859	513,120

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, FICO credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment.
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
Payment deferral activities in the residential mortgage portfolio instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for residential mortgage customers who otherwise would have moved into past due status.

78	Wells Fargo & Company

Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
March 31, 2022
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$18,386	68,443	39,567	22,814	6,951	69,780	4,671	1,788	232,400
30-59 DPD	49	97	20	31	12	430	13	32	684
60-89 DPD	—	13	5	1	5	122	5	17	168
90-119 DPD	—	3	2	—	6	59	3	10	83
120-179 DPD	—	2	11	1	1	77	6	13	111
180+ DPD	—	—	41	39	40	929	30	147	1,226
Government insured/guaranteed loans (1)	1	25	124	167	283	9,970	—	—	10,570
Total residential mortgage – first lien	18,436	68,583	39,770	23,053	7,298	81,367	4,728	2,007	245,242
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	5	31	19	28	24	652	9,695	4,516	14,970
30-59 DPD	—	—	—	1	—	10	18	38	67
60-89 DPD	—	—	—	—	—	4	7	20	31
90-119 DPD	—	—	—	—	—	2	5	12	19
120-179 DPD	—	—	—	—	—	4	5	17	26
180+ DPD	—	—	—	—	—	35	51	193	279
Total residential mortgage – junior lien	5	31	19	29	24	707	9,781	4,796	15,392
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	37,844	195	38,039
30-59 DPD	—	—	—	—	—	—	169	10	179
60-89 DPD	—	—	—	—	—	—	119	8	127
90-119 DPD	—	—	—	—	—	—	100	6	106
120-179 DPD	—	—	—	—	—	—	185	3	188
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	38,417	222	38,639
Auto
By delinquency status:
Current-29 DPD	7,230	26,314	10,965	7,331	2,721	1,511	—	—	56,072
30-59 DPD	9	251	158	125	60	67	—	—	670
60-89 DPD	—	94	57	45	20	25	—	—	241
90-119 DPD	—	41	24	17	7	9	—	—	98
120-179 DPD	—	1	1	—	—	—	—	—	2
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	7,239	26,701	11,205	7,518	2,808	1,612	—	—	57,083
Other consumer
By delinquency status:
Current-29 DPD	985	1,892	579	576	153	198	24,155	132	28,670
30-59 DPD	—	5	2	3	1	1	10	3	25
60-89 DPD	—	3	1	1	1	1	4	1	12
90-119 DPD	—	3	1	1	1	—	3	1	10
120-179 DPD	—	—	—	—	—	—	7	3	10
180+ DPD	—	—	—	—	—	1	1	8	10
Total other consumer	985	1,903	583	581	156	201	24,180	148	28,737
Total consumer loans	$26,665	97,218	51,577	31,181	10,286	83,887	77,106	7,173	385,093
(continued on following page)

Wells Fargo & Company	79

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$69,994	41,527	24,887	7,660	13,734	61,576	5,248	1,673	226,299
30-59 DPD	129	27	30	12	24	418	14	29	683
60-89 DPD	10	7	2	—	3	126	7	15	170
90-119 DPD	—	1	1	1	5	53	4	9	74
120-179 DPD	1	16	2	2	1	63	4	14	103
180+ DPD	—	62	72	71	92	1,294	36	156	1,783
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	28	20	30	26	21	700	10,883	4,426	16,134
30-59 DPD	—	—	—	—	1	10	29	46	86
60-89 DPD	—	—	—	—	—	4	10	21	35
90-119 DPD	—	—	—	1	—	3	4	12	20
120-179 DPD	—	—	—	—	—	5	7	14	26
180+ DPD	—	—	1	—	—	40	59	217	317
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	37,686	192	37,878
30-59 DPD	—	—	—	—	—	—	176	7	183
60-89 DPD	—	—	—	—	—	—	118	5	123
90-119 DPD	—	—	—	—	—	—	98	5	103
120-179 DPD	—	—	—	—	—	—	165	1	166
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	38,243	210	38,453
Auto
By delinquency status:
Current-29 DPD	29,246	12,412	8,476	3,271	1,424	714	—	—	55,543
30-59 DPD	220	193	165	81	46	57	—	—	762
60-89 DPD	69	67	53	25	14	21	—	—	249
90-119 DPD	31	27	22	9	6	8	—	—	103
120-179 DPD	—	1	1	—	—	—	—	—	2
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
By delinquency status:
Current-29 DPD	2,221	716	703	203	107	125	23,988	143	28,206
30-59 DPD	3	2	3	1	—	2	10	4	25
60-89 DPD	2	1	2	1	—	1	5	1	13
90-119 DPD	1	1	2	1	—	—	4	—	9
120-179 DPD	—	—	—	—	—	—	8	2	10
180+ DPD	—	—	—	—	—	1	1	9	11
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $3.8 billion and $5.7 billion at March 31, 2022, and December 31, 2021, respectively.
Of the $2.2 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at March 31, 2022, $409 million was accruing, compared with
$2.7 billion past due and $424 million accruing at December 31, 2021.

80	Wells Fargo & Company

We obtain Fair Isaac Corporation (FICO) scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). FICO scores are not available for certain loan types or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes. Substantially all loans not requiring a FICO score are securities-based loans originated by our retail brokerage business.
Table 4.10 provides the outstanding balances of our consumer loan portfolio by FICO score. Substantially all of the scored consumer portfolio has an updated FICO score of 680 or above.

Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
March 31, 2022
By FICO:
Residential mortgage – first lien
800+	$6,959	41,019	27,546	15,795	4,757	43,819	2,327	533	142,755
760-799	8,055	18,449	8,173	4,520	1,219	11,509	927	280	53,132
720-759	2,485	6,500	2,683	1,699	593	6,619	595	256	21,430
680-719	707	1,811	795	558	250	3,739	359	208	8,427
640-679	164	490	243	149	93	1,819	167	142	3,267
600-639	32	103	62	57	32	1,012	80	84	1,462
< 600	1	23	22	14	18	1,007	103	129	1,317
No FICO available	32	163	122	94	53	1,873	170	375	2,882
Government insured/guaranteed loans (1)	1	25	124	167	283	9,970	—	—	10,570
Total residential mortgage – first lien	18,436	68,583	39,770	23,053	7,298	81,367	4,728	2,007	245,242
Residential mortgage – junior lien
800+	—	—	—	—	—	170	4,987	1,561	6,718
760-799	—	—	—	—	—	102	1,884	809	2,795
720-759	—	—	—	—	—	114	1,290	777	2,181
680-719	—	—	—	—	—	105	752	634	1,491
640-679	—	—	—	—	—	56	293	323	672
600-639	—	—	—	—	—	33	141	192	366
< 600	—	—	—	—	—	42	147	210	399
No FICO available	5	31	19	29	24	85	287	290	770
Total residential mortgage – junior lien	5	31	19	29	24	707	9,781	4,796	15,392
Credit card
800+	—	—	—	—	—	—	4,468	2	4,470
760-799	—	—	—	—	—	—	6,070	8	6,078
720-759	—	—	—	—	—	—	8,383	27	8,410
680-719	—	—	—	—	—	—	9,129	49	9,178
640-679	—	—	—	—	—	—	5,866	46	5,912
600-639	—	—	—	—	—	—	2,284	32	2,316
< 600	—	—	—	—	—	—	2,124	57	2,181
No FICO available	—	—	—	—	—	—	93	1	94
Total credit card	—	—	—	—	—	—	38,417	222	38,639
Auto
800+	1,486	4,161	1,836	1,485	586	301	—	—	9,855
760-799	1,323	4,418	1,850	1,323	471	220	—	—	9,605
720-759	1,214	4,229	1,826	1,279	473	237	—	—	9,258
680-719	1,227	4,316	1,953	1,217	427	226	—	—	9,366
640-679	1,034	4,003	1,548	859	303	179	—	—	7,926
600-639	641	2,741	952	524	198	144	—	—	5,200
< 600	314	2,804	1,237	816	337	291	—	—	5,799
No FICO available	—	29	3	15	13	14	—	—	74
Total auto	7,239	26,701	11,205	7,518	2,808	1,612	—	—	57,083
Other consumer
800+	222	393	147	103	25	46	1,171	25	2,132
760-799	244	407	114	89	23	23	715	18	1,633
720-759	209	383	103	89	29	20	629	20	1,482
680-719	153	295	80	79	28	19	586	18	1,258
640-679	68	156	37	43	16	12	306	16	654
600-639	14	46	11	15	7	6	111	10	220
< 600	3	29	12	19	9	7	108	11	198
No FICO available	72	194	79	144	19	68	1,167	30	1,773
FICO not required	—	—	—	—	—	—	19,387	—	19,387
Total other consumer	985	1,903	583	581	156	201	24,180	148	28,737
Total consumer loans	$26,665	97,218	51,577	31,181	10,286	83,887	77,106	7,173	385,093

(continued on following page)

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
By FICO:
Residential mortgage – first lien
800+	$35,935	27,396	16,583	5,153	9,430	37,495	2,554	469	135,015
760-799	23,645	9,814	5,412	1,464	2,485	10,509	1,073	265	54,667
720-759	7,842	3,083	1,980	642	1,137	6,277	646	238	21,845
680-719	1,986	876	645	283	501	3,682	393	206	8,572
640-679	449	233	187	89	129	1,851	188	146	3,272
600-639	101	63	46	31	41	1,035	102	89	1,508
< 600	15	13	24	19	41	1,083	114	124	1,433
No FICO available	161	162	117	65	95	1,598	243	359	2,800
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
800+	—	—	—	—	—	188	5,512	1,481	7,181
760-799	—	—	—	—	—	110	2,154	828	3,092
720-759	—	—	—	—	—	130	1,462	790	2,382
680-719	—	—	—	—	—	118	881	633	1,632
640-679	—	—	—	—	—	65	325	338	728
600-639	—	—	—	—	—	39	160	208	407
< 600	—	—	—	—	—	43	164	215	422
No FICO available	28	20	31	27	22	69	334	243	774
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit card
800+	—	—	—	—	—	—	4,247	1	4,248
760-799	—	—	—	—	—	—	6,053	7	6,060
720-759	—	—	—	—	—	—	8,475	26	8,501
680-719	—	—	—	—	—	—	9,136	50	9,186
640-679	—	—	—	—	—	—	5,850	47	5,897
600-639	—	—	—	—	—	—	2,298	31	2,329
< 600	—	—	—	—	—	—	2,067	47	2,114
No FICO available	—	—	—	—	—	—	117	1	118
Total credit card	—	—	—	—	—	—	38,243	210	38,453
Auto
800+	4,688	1,983	1,680	690	318	108	—	—	9,467
760-799	4,967	2,123	1,586	586	234	87	—	—	9,583
720-759	4,789	2,104	1,503	583	241	106	—	—	9,326
680-719	5,005	2,282	1,441	526	218	111	—	—	9,583
640-679	4,611	1,824	1,025	369	160	99	—	—	8,088
600-639	3,118	1,114	617	243	117	92	—	—	5,301
< 600	2,372	1,236	853	376	193	187	—	—	5,217
No FICO available	16	34	12	13	9	10	—	—	94
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
800+	450	162	128	34	8	47	1,343	22	2,194
760-799	502	147	117	33	7	22	819	19	1,666
720-759	461	134	115	38	9	18	714	22	1,511
680-719	349	95	99	37	9	15	630	22	1,256
640-679	170	44	55	21	6	8	328	17	649
600-639	42	13	19	9	3	4	117	9	216
< 600	18	12	22	11	3	5	114	12	197
No FICO available	235	113	155	23	62	10	1,236	36	1,870
FICO not required	—	—	—	—	—	—	18,715	—	18,715
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. Combined LTV (CLTV) refers to the combination of first lien mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. We obtain LTVs and CLTVs using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties. Generally, we obtain available LTVs

82	Wells Fargo & Company

and CLTVs on a quarterly basis. Certain loans do not have an LTV or CLTV due to a lack of industry data availability and portfolios acquired from or serviced by other institutions.
Table 4.11 shows the most updated LTV and CLTV distribution of the residential mortgage – first lien and residential mortgage – junior lien loan portfolios.
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
March 31, 2022
Residential mortgage – first lien
By LTV:
0-60%	$7,187	27,906	24,257	15,714	5,040	64,410	3,997	1,772	150,283
60.01-80%	10,940	39,437	14,916	6,725	1,808	6,340	549	177	80,892
80.01-100%	290	1,056	354	359	121	342	111	39	2,672
100.01-120% (1)	—	25	26	18	8	45	22	5	149
> 120% (1)	—	12	5	5	1	29	12	3	67
No LTV available	18	122	88	65	37	231	37	11	609
Government insured/guaranteed loans (2)	1	25	124	167	283	9,970	—	—	10,570
Total residential mortgage – first lien	18,436	68,583	39,770	23,053	7,298	81,367	4,728	2,007	245,242
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	450	7,388	3,707	11,545
60.01-80%	—	—	—	—	—	145	1,875	793	2,813
80.01-100%	—	—	—	—	—	43	403	223	669
100.01-120% (1)	—	—	—	—	—	9	73	34	116
> 120% (1)	—	—	—	—	—	2	25	10	37
No CLTV available	5	31	19	29	24	58	17	29	212
Total residential mortgage – junior lien	5	31	19	29	24	707	9,781	4,796	15,392
Total	$18,441	68,614	39,789	23,082	7,322	82,074	14,509	6,803	260,634
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By LTV:
0-60%	$26,618	22,882	16,063	5,310	11,030	57,880	4,348	1,644	145,775
60.01-80%	42,893	18,188	8,356	2,234	2,647	5,017	674	188	80,197
80.01-100%	486	437	474	147	134	339	157	42	2,216
100.01-120% (1)	10	31	24	11	7	48	33	8	172
> 120% (1)	5	10	10	4	3	35	14	3	84
No LTV available	122	92	67	40	38	211	87	11	668
Government insured/guaranteed loans (2)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	475	7,949	3,588	12,012
60.01-80%	—	—	—	—	—	172	2,329	823	3,324
80.01-100%	—	—	—	—	—	55	554	241	850
100.01-120% (1)	—	—	—	—	—	13	104	42	159
> 120% (1)	—	—	—	—	—	3	35	13	51
No CLTV available	28	20	31	27	22	44	21	29	222
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Total	$70,176	41,794	25,234	8,122	14,245	76,380	16,305	6,632	258,888
(1)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Wells Fargo & Company	83

Note 4: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS Table 4.12 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off. Customer payment deferral activities in the residential mortgage portfolio instituted in response to the COVID-19 pandemic could continue to delay the recognition of nonaccrual loans for those residential mortgage customers who would have otherwise moved into nonaccrual status.
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	2022	2021
Commercial:
Commercial and industrial	$799	980	191	190	22	31
Real estate mortgage	1,033	1,235	50	66	17	11
Real estate construction	4	13	2	5	—	—
Lease financing	117	148	7	9	—	—
Total commercial	1,953	2,376	250	270	39	42
Consumer:
Residential mortgage- first lien	3,873	3,803	2,764	2,722	41	37
Residential mortgage- junior lien	802	801	555	497	14	12
Auto	208	198	—	—	8	9
Other consumer	35	34	—	—	1	1
Total consumer	4,918	4,836	3,319	3,219	64	59
Total nonaccrual loans	$6,871	7,212	3,569	3,489	103	101
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $997 million and $694 million at March 31, 2022, and December 31, 2021, respectively, which included $834 million and $583 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

84	Wells Fargo & Company

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Mar 31, 2022	Dec 31, 2021
Total:	$4,011	5,358
Less: FHA insured/VA guaranteed (1)	3,335	4,699
Total, not government insured/guaranteed	$676	659
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$186	206
Real estate mortgage	80	29
Real estate construction	1	—
Total commercial	267	235
Consumer:
Residential mortgage – first lien	14	37
Residential mortgage – junior lien	6	12
Credit card	294	269
Auto	79	88
Other consumer	16	18
Total consumer	409	424
Total, not government insured/guaranteed	$676	659
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.7 billion and $10.2 billion at March 31, 2022 and December 31, 2021, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $471 million and $431 million at March 31, 2022, and December 31, 2021, respectively.
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

Wells Fargo & Company	85

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended March 31, 2022
Commercial:
Commercial and industrial	$—	6	73	79	—	9.94%	$6
Real estate mortgage	—	5	27	32	—	1.45	5
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	—	11	100	111	—	6.37	11
Consumer:
Residential mortgage – first lien	1	60	315	376	1	1.58	60
Residential mortgage – junior lien	—	8	21	29	—	2.34	8
Credit card	—	70	—	70	—	19.12	70
Auto	1	3	40	44	9	4.91	3
Other consumer	—	3	1	4	—	11.64	3
Trial modifications (5)	—	—	211	211	—	—	—
Total consumer	2	144	588	734	10	10.43	144
Total	$2	155	688	845	10	10.15%	$155
Quarter ended March 31, 2021
Commercial:
Commercial and industrial	$—	1	230	231	6	0.89%	$1
Real estate mortgage	—	4	100	104	—	0.93	4
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	3	3	—	—	—
Total commercial	—	5	334	339	6	0.92	5
Consumer:
Residential mortgage – first lien	—	7	532	539	—	1.87	7
Residential mortgage – junior lien	—	5	13	18	1	2.41	5
Credit card	—	32	—	32	—	18.87	32
Auto	—	1	14	15	7	3.87	1
Other consumer	—	7	1	8	—	12.20	7
Trial modifications (5)	—	—	—	—	—	—	—
Total consumer	—	52	560	612	8	14.01	52
Total	$—	57	894	951	14	12.82%	$57
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $118 million and $256 million for first quarter 2022 and 2021, respectively.
(2)Other concessions include loans with payment (principal and/or interest) deferral, loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate. The reported amounts include loans that are new TDRs that may have COVID-related payment deferrals and exclude COVID-related payment deferrals on loans previously reported as TDRs given limited current financial effects other than payment deferral.
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

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended March 31,
(in millions)	2022	2021
Commercial:
Commercial and industrial	$49	41
Real estate mortgage	2	16
Real estate construction	—	—
Lease financing	—	—
Total commercial	51	57
Consumer:
Residential mortgage – first lien	7	3
Residential mortgage – junior lien	—	1
Credit card	5	10
Auto	6	11
Other consumer	—	1
Total consumer	18	26
Total	$69	83

Wells Fargo & Company	87

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5 (Leasing Activity) in our 2021 Form 10-K for additional information about our leasing activities.
As a Lessor
Noninterest income on leases, included in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $188 million and $226 million in first quarter 2022 and 2021, respectively.

Table 5.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2022	2021
Interest income on lease financing	$152	181
Other lease revenues:
Variable revenues on lease financing	30	26
Fixed revenues on operating leases	245	260
Variable revenues on operating leases	15	18
Other lease-related revenues (1)	37	11
Noninterest income on leases	327	315
Total leasing revenue	$479	496
(1)Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.

As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.

Table 5.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2022	Dec 31, 2021
ROU assets	$3,782	3,805
Lease liabilities	4,415	4,476

Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.
Table 5.3: Lease Costs

	Quarter ended March 31,
(in millions)	2022	2021
Fixed lease expense – operating leases	$253	265
Variable lease expense	73	78
Other (1)	(10)	(3)
Total lease costs	$316	340
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

88	Wells Fargo & Company

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method.
Table 6.1: Equity Securities

(in millions)	Mar 31, 2022	Dec 31, 2021
Held for trading at fair value:
Marketable equity securities (1)	$23,739	27,476
Nonmarketable equity securities (2)(3)	10,464	—
Total equity securities held for trading	34,203	27,476
Not held for trading:
Fair value:
Marketable equity securities	2,027	2,578
Nonmarketable equity securities (2)	132	9,044
Total equity securities not held for trading at fair value	2,159	11,622
Equity method:
Private equity	2,972	3,077
Tax-advantaged renewable energy	5,018	4,740
New market tax credit and other	369	379
Total equity method	8,359	8,196
Other methods:
Low-income housing tax credit investments	12,199	12,314
Private equity (4)	10,251	9,694
Federal Reserve Bank stock and other at cost (5)	3,584	3,584
Total equity securities not held for trading	36,552	45,410
Total equity securities	$70,755	72,886
(1)    Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)    In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
(3)    Represents securities economically hedged with equity derivatives.
(4)    Represents nonmarketable equity securities accounted for under the measurement alternative, which were predominantly securities associated with our affiliated venture capital business.
(5)    Substantially all relates to investments in Federal Reserve Bank stock at both March 31, 2022, and December 31, 2021.
Realized Gains and Losses Not Held for Trading
Table 6.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 6.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2022	2021
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(2)	60
Nonmarketable equity securities (1)	(22)	(358)
Total equity securities carried at fair value	(24)	(298)
Net gains (losses) from nonmarketable equity securities not carried at fair value (2):
Impairment write-downs	(438)	(15)
Net unrealized gains (3)	690	225
Net realized gains on sale	348	55
Total nonmarketable equity securities not carried at fair value	600	265
Net gains from economic hedge derivatives (1)	—	425
Total net gains (losses) from equity securities not held for trading	$576	392
(1)In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
(2)Includes amounts related to private equity and venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(3)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	89

Note 6: Equity Securities (continued)

Measurement Alternative
Table 6.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 6.2.
Table 6.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2022	2021
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$690	225
Impairment write-downs	(395)	(12)
Realized net gains from sale	33	—
Total net gains recognized during the period	$328	213
Table 6.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2022	Dec 31, 2021
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$6,957	6,278
Gross unrealized losses from observable price changes	(3)	(3)
Impairment write-downs	(1,216)	(821)

90	Wells Fargo & Company

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Mar 31, 2022	Dec 31, 2021
Corporate/bank-owned life insurance	$20,667	20,619
Accounts receivable (1)	25,308	20,831
Interest receivable:
AFS and HTM debt securities	1,352	1,360
Loans	1,978	1,950
Trading and other	354	305
Operating lease assets (lessor)	6,040	6,182
Operating lease ROU assets (lessee)	3,782	3,805
Customer relationship and other amortized intangibles	196	211
Foreclosed assets	130	112
Due from customers on acceptances	125	155
Other (2)	12,548	11,729
Total other assets	$72,480	67,259
(1)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances.
(2)Primarily includes income tax receivables, prepaid expenses, and private equity and venture capital investments in consolidated portfolio companies.

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. During the quarters ended March 31, 2022 and 2021, we repurchased loans of $933 million and $1.9 billion, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $35 million and $107 million at March 31, 2022, and December 31, 2021, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At March 31, 2022, and December 31, 2021, our liability for these repurchase and recourse arrangements was $164 million and $173 million, respectively, and the maximum exposure to loss was $13.3 billion at both March 31, 2022, and December 31, 2021.
Loans serviced for others presented in Table 8.3 are predominantly loans securitized by the GSEs and GNMA. See Note 9 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees. Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations.

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

Table 8.1 presents information about transfers of assets during the period for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets, securities, and loans. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2. Substantially all transfers were related to residential mortgage securitizations with the GSEs or GNMA and resulted in no gain or loss because the loans are already measured at fair value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously

92	Wells Fargo & Company

repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 8.1: Transfers with Continuing Involvement

	2022		2021
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended March 31,
Assets sold	$26,174	4,033	40,586	3,191
Proceeds from transfer (1)	26,226	4,097	40,691	3,282
Net gains (losses) on sale	52	64	105	91

Continuing involvement (2):
Servicing rights recognized	$327	29	407	47
Securities recognized (3)	1,587	104	10,223	29
Loans recognized	—	—	926	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $6.7 billion and $6.8 billion, during the quarters ended March 31, 2022 and 2021, respectively.
In the normal course of business we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. During the quarters ended March 31, 2022 and 2021, we received cash flows of $136 million and $75 million, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities and to the sale of our student loan portfolio.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential Mortgage Servicing Rights

	2022	2021
Quarter ended March 31,
Prepayment rate (1)	11.1%	14.4
Discount rate	7.0	6.0
Cost to service ($ per loan)	$112	82
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 15 (Fair Values of Assets and Liabilities) and
Note 9 (Mortgage Banking Activities) for additional information on key economic assumptions for residential MSRs.

RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. We transferred $6.4 billion and $17.4 billion of securities to re-securitization VIEs during the quarters ended March 31, 2022 and 2021, respectively. These amounts are not included in
Table 8.1. Related total VIE assets were $115.9 billion and $117.7 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021 we held $1.3 billion and $817 million of securities, respectively. $738 million and $1.0 billion of these securities related to resecuritizations transacted during the quarters ended March 31, 2022 and 2021, respectively.

Wells Fargo & Company	93

Note 8: Securitizations and Variable Interest Entities (continued)
Loans Serviced for Others
Table 8.3 presents information about loans that we sold or securitized in which we have ongoing involvement as servicer. These are primarily residential mortgage loans sold to the GSEs or GNMA. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status.
For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 8.3: Loans Serviced for Others

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	2022	2021
Commercial	$122,487	120,962	1,809	1,923	4	115
Residential	679,687	690,813	8,407	10,714	3	6
Total off-balance sheet sold or securitized loans (3)	$802,174	811,775	10,216	12,637	7	121
(1)Includes $444 million and $403 million of commercial foreclosed assets and $145 million and $129 million of residential foreclosed assets at March 31, 2022 and December 31, 2021, respectively.
(2)Net charge-offs exclude loans sold to FNMA, FHLMC and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.
(3)At March 31, 2022 and December 31, 2021, the table includes total loans of $725.5 billion and $736.8 billion, delinquent loans of $8.0 billion and $10.2 billion, and foreclosed assets of $114 million and $100 million, respectively, for FNMA, FHLMC and GNMA.
Transactions with Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS Table 8.4 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note. Nonconforming mortgage loan securitizations also include commercial mortgage loan securitizations sponsored by third parties where we did not originate or transfer the loans but serve as master servicer and invest in securities that could be potentially significant to the VIE.
Conforming loan securitization and resecuritization transactions involving the GSEs and GNMA are excluded from Table 8.4 because we are not the sponsor or we do not have power over the activities most significant to the VIEs. Additionally, due to the nature of the guarantees provided by the GSEs and the FHA and VA, our credit risk associated with these VIEs is limited. For additional information about conforming mortgage loan securitizations and resecuritizations, see the “Loan Sales and Securitization Activity” and “Resecuritization Activities” sections within this Note.

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
COMMERCIAL REAL ESTATE LOANS We may transfer purchased industrial development bonds and GSE credit enhancements to VIEs in exchange for beneficial interests. We may also acquire such beneficial interests in transactions where we do not act as a transferor. We own all of the beneficial interests and may also service the underlying mortgages that serve as collateral to the bonds.

OTHER VIE STRUCTURES  We engage in various forms of structured finance arrangements with other VIEs, including asset-backed finance structures and other securitizations collateralized by asset classes other than mortgages. Collateral may include rental properties, asset-backed securities, student loans and mortgage loans. We may participate in structuring or marketing the arrangements, as well as provide financing, service one or more of the underlying assets, or enter into derivatives with the VIEs. We may also receive fees for those services. We are not the primary beneficiary of these structures because we do not have power to direct the most significant activities of the VIEs.

94	Wells Fargo & Company

Table 8.4 provides a summary of our exposure to the unconsolidated VIEs described above, which includes investments in securities, loans, guarantees, liquidity agreements, commitments and certain derivatives. We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary or administrative in nature or insignificant in size.
In Table 8.4, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees.
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
Table 8.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
March 31, 2022
Nonconforming mortgage loan securitizations	$149,765	—	2,773	—	708	(1)	3,480
Tax credit structures	45,264	1,704	—	12,206	—	(4,696)	9,214
Commercial real estate loans	5,482	5,473	—	—	9	—	5,482
Other	2,842	472	2	55	37	(1)	565
Total	$203,353	7,649	2,775	12,261	754	(4,698)	18,741
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,773	—	708	1	3,482
Tax credit structures		1,704	—	12,206	—	3,818	17,728
Commercial real estate loans		5,473	—	—	9	709	6,191
Other		472	2	55	37	229	795
Total		$7,649	2,775	12,261	754	4,757	28,196
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2021
Nonconforming mortgage loan securitizations	$146,482	—	2,620	—	694	—	3,314
Tax credit structures	44,528	1,904	—	12,322	—	(4,941)	9,285
Commercial real estate loans	5,489	5,481	—	—	8	—	5,489
Other	3,196	531	3	62	49	(1)	644
Total	$199,695	7,916	2,623	12,384	751	(4,942)	18,732
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,620	—	694	27	3,341
Tax credit structures		1,904	—	12,322	—	3,730	17,956
Commercial real estate loans		5,481	—	—	8	710	6,199
Other		531	3	62	49	229	874
Total		$7,916	2,623	12,384	751	4,696	28,370
(1)Includes $336 million and $352 million of securities classified as trading at March 31, 2022 and December 31, 2021, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).

Wells Fargo & Company	95

Note 8: Securitizations and Variable Interest Entities (continued)
Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES We securitize dealer floor plan loans and leases in a revolving master trust entity and hold the subordinated notes and residual equity interests. As servicer and residual interest holder, we control the key decisions of the trust and consolidate the entity. The total VIE assets held by the master trust represent a majority of the total VIE assets presented for this category in Table 8.5. In a separate transaction structure, we also provide the majority of debt and equity financing to an SPE that engages in lending and leasing to specific vendors and service the underlying collateral.

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

Table 8.5 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recorded on our consolidated balance sheet. Carrying values of assets are presented using GAAP measurement methods, which may include fair value, credit impairment or other adjustments, and therefore in some instances will differ from “Total VIE assets.”
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 8.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Long-term debt	All other liabilities (2)
March 31, 2022
Commercial and industrial loans and leases	$7,026	4,534	—	226	—	(194)
Other	471	336	71	3	(133)	(71)
Total consolidated VIEs	$7,497	4,870	71	229	(133)	(265)
December 31, 2021
Commercial and industrial loans and leases	$7,013	4,099	—	231	—	(188)
Other	516	377	71	3	(149)	(71)
Total consolidated VIEs	$7,529	4,476	71	234	(149)	(259)
(1)All other assets includes cash and due from banks, interest-earning deposits with banks, derivative assets, equity securities, and other assets.
(2)All other liabilities includes short-term borrowings, derivative liabilities, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $391 million and $388 million at March 31, 2022, and December 31, 2021, respectively. See Note 16 (Preferred Stock) for additional information about trust preferred securities.

96	Wells Fargo & Company

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.2 billion and $1.3 billion, with an estimated fair value of $1.9 billion and $1.7 billion, at March 31, 2022 and 2021, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2022	2021
Fair value, beginning of period	$6,920	6,125
Servicing from securitizations or asset transfers (1)	342	406
Sales and other (2)	1	(1)
Net additions	343	405
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	1,699	1,630
Servicing and foreclosure costs (4)	(3)	9
Discount rates	55	47
Prepayment estimates and other (5)	(146)	(95)
Net changes in valuation inputs or assumptions	1,605	1,591
Changes due to collection/realization of expected cash flows (6)	(357)	(585)
Total changes in fair value	1,248	1,006
Fair value, end of period	$8,511	7,536
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
(3)Includes prepayment rate changes as well as other valuation changes due to changes in mortgage interest rates.
(4)Includes costs to service and unreimbursed foreclosure costs.
(5)Represents other changes in valuation model inputs or assumptions including prepayment rate estimation changes that are independent of mortgage interest rate changes.
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

Table 9.2: Economic Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2022	Dec 31, 2021
Fair value of interests held	$8,511	6,920
Expected weighted-average life (in years)	5.7	4.7

Key economic assumptions:
Prepayment rate assumption (1)	11.1%	14.7
Impact on fair value from 10% adverse change	$339	356
Impact on fair value from 25% adverse change	803	834

Discount rate assumption	7.4%	6.4
Impact on fair value from 100 basis point increase	$337	276
Impact on fair value from 200 basis point increase	646	529

Cost to service assumption ($ per loan)	102	106
Impact on fair value from 10% adverse change	177	165
Impact on fair value from 25% adverse change	441	411
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
Table 9.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2022	Dec 31, 2021
Residential mortgage servicing:
Serviced and subserviced for others	$705	718
Owned loans serviced	273	276
Total residential servicing	978	994
Commercial mortgage servicing:
Serviced and subserviced for others	598	597
Owned loans serviced	132	130
Total commercial servicing	730	727
Total managed servicing portfolio	$1,708	1,721
Total serviced for others, excluding subserviced for others	$1,293	1,304
MSRs as a percentage of loans serviced for others	0.75%	0.63
Weighted average note rate (mortgage loans serviced for others)	3.81	3.82

At March 31, 2022, and December 31, 2021, we had servicer advances, net of an allowance for uncollectible amounts, of $2.9 billion and $3.2 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2022	2021
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$635	724
Unreimbursed direct servicing costs (1)		(24)	(124)
Servicing fees		611	600
Amortization (2)		(59)	(65)
Changes due to collection/realization of expected cash flows (3)	(A)	(357)	(585)
Net servicing fees		195	(50)
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	1,605	1,591
Net derivative gains (losses) from economic hedges (5)		(1,646)	(1,640)
Market-related valuation changes to MSRs, net of hedge results		(41)	(49)
Total net servicing income		154	(99)
Net gains on mortgage loan originations/sales (6)		539	1,425
Total mortgage banking noninterest income		693	1,326
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$1,248	1,006
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)Includes a $4 million reversal of impairment recorded in first quarter 2022 on the commercial amortized MSRs. There was no impairment recorded in first quarter 2021 on the commercial amortized MSRs.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(5)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $1.3 billion in both first quarter 2022 and 2021, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

98	Wells Fargo & Company

Note 10: Intangible Assets
Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	March 31, 2022			December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,826	(3,584)	1,242	4,794	(3,525)	1,269
Customer relationship and other intangibles	754	(558)	196	842	(631)	211
Total amortized intangible assets	$5,580	(4,142)	1,438	5,636	(4,156)	1,480
Unamortized intangible assets:
MSRs (carried at fair value)	$8,511			6,920
Goodwill	25,181			25,180
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $4 million valuation allowance recorded for amortized MSRs at December 31, 2021. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2022. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Three months ended March 31, 2022 (actual)	$59	15	74
Estimate for the remainder of 2022	$187	44	231
Estimate for year ended December 31,
2023	218	51	269
2024	190	41	231
2025	167	33	200
2026	133	27	160
2027	102	—	102
Table 10.3 shows the allocation of goodwill to our reportable operating segments.
Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2020	$16,418	3,018	5,375	1,276	305	26,392
Foreign currency translation	—	2	—	—	—	2
Transfers of goodwill	—	—	—	(932)	932	—
Divestitures	$—	—	—	—	(104)	(104)
March 31, 2021	$16,418	3,020	5,375	344	1,133	26,290
December 31, 2021	$16,418	2,938	5,375	344	105	25,180
Foreign currency translation	—	1	—	—	—	1
March 31, 2022	$16,418	2,939	5,375	344	105	25,181

Wells Fargo & Company	99

Note 11: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, and other types of similar arrangements. For additional descriptions of our guarantees, see Note 13 (Guarantees and Other Commitments) in our 2021 Form 10-K. Table 11.1 shows carrying value, maximum exposure to loss on our guarantees and the related non-investment grade amounts.

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2022
Standby letters of credit	$116	14,658	4,952	1,664	433	21,707	6,969
Direct pay letters of credit	12	1,738	1,934	1,216	4	4,892	1,328
Written options (1)	(125)	12,202	4,464	553	36	17,255	14,097
Loans and LHFS sold with recourse (2)	17	164	924	3,787	8,506	13,381	11,385
Exchange and clearing house guarantees	—	—	—	—	5,590	5,590	—
Other guarantees and indemnifications (3)	—	687	1	—	277	965	594
Total guarantees	$20	29,449	12,275	7,220	14,846	63,790	34,373
December 31, 2021
Standby letters of credit	$119	13,816	5,260	1,572	460	21,108	6,939
Direct pay letters of credit	6	1,597	2,137	1,283	4	5,021	1,373
Written options (1)	(280)	12,107	4,575	513	36	17,231	13,645
Loans and LHFS sold with recourse (2)	20	71	943	3,610	8,650	13,274	11,268
Exchange and clearing house guarantees	—	—	—	—	8,100	8,100	—
Other guarantees and indemnifications (3)	—	797	2	12	263	1,074	756
Total guarantees	$(135)	28,388	12,917	6,990	17,513	65,808	33,981
(1)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(2)Represents recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $218 million and $216 million with related collateral of $2.2 billion and $2.3 billion as of March 31, 2022 and December 31, 2021, respectively.
“Maximum exposure to loss” and “Non-investment grade” are required disclosures under GAAP. Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in Table 11.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value is more representative of our exposure to loss than maximum exposure to loss. The carrying value represents the fair value of the guarantee, if any, and also includes an ACL for guarantees, if applicable. In determining the ACL for guarantees, we consider the credit risk of the related contingent obligation.
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
We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of March 31, 2022, our potential maximum exposure was approximately $748.8 billion, and related losses, including those from our joint venture entity, were insignificant.
The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.1 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

100	Wells Fargo & Company

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both March 31, 2022 and December 31, 2021, we had commitments to purchase debt securities of $18 million and commitments to purchase equity securities of $2.3 billion and $2.4 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $13.2 billion and $11.0 billion as of March 31, 2022 and December 31, 2021, respectively.
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
Table 12.1: Pledged Assets

(in millions)	Mar 31, 2022	Dec 31, 2021
Related to trading activities:
Repledged third-party owned debt and equity securities	$28,120	31,087
Trading debt securities and other	18,464	14,216
Equity securities	1,276	984
Total pledged assets related to trading activities	47,860	46,287
Related to non-trading activities:
Loans	285,659	288,698
Debt securities:
Available-for-sale	57,663	65,198
Held-to-maturity	11,475	13,843
Other financial assets	565	1,600
Total pledged assets related to non-trading activities	355,362	369,339
Related to VIEs:
Consolidated VIE assets	5,170	4,781
Loans eligible for repurchase from GNMA securitizations	36	109
Total pledged assets related to VIEs	5,206	4,890
Total pledged assets	$408,428	420,516
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

102	Wells Fargo & Company

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
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Mar 31, 2022	Dec 31, 2021
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$105,614	103,140
Gross amounts offset in consolidated balance sheet (1)	(14,992)	(14,074)
Net amounts in consolidated balance sheet (2)	90,622	89,066
Collateral not recognized in consolidated balance sheet (3)	(89,845)	(88,330)
Net amount (4)	$777	736
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$34,752	35,043
Gross amounts offset in consolidated balance sheet (1)	(14,992)	(14,074)
Net amounts in consolidated balance sheet (5)	19,760	20,969
Collateral pledged but not netted in consolidated balance sheet (6)	(19,555)	(20,820)
Net amount (4)	$205	149
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $67.7 billion and $66.2 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at March 31, 2022, and December 31, 2021, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $22.9 billion and $22.9 billion, at March 31, 2022, and December 31, 2021, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At March 31, 2022, and December 31, 2021, we have received total collateral with a fair value of $128.2 billion and $124.4 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $26.3 billion and $28.8 billion at March 31, 2022, and December 31, 2021, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At March 31, 2022, and December 31, 2021, we have pledged total collateral with a fair value of $35.7 billion and $35.9 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

Wells Fargo & Company	103

Note 12:  Pledged Assets and Collateral (continued)
Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2022	Dec 31, 2021
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$16,141	14,956
Securities of U.S. States and political subdivisions	1	1
Federal agency mortgage-backed securities	2,326	3,432
Non-agency mortgage-backed securities	759	809
Corporate debt securities	8,215	8,899
Asset-backed securities	473	358
Equity securities	1,217	919
Other	241	409
Total repurchases	29,373	29,783
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	117	33
Federal agency mortgage-backed securities	17	17
Corporate debt securities	126	80
Equity securities (1)	5,067	5,050
Other	52	80
Total securities lending	5,379	5,260
Total repurchases and securities lending	$34,752	35,043
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2022
Repurchase agreements	$18,187	1,262	4,139	5,785	29,373
Securities lending arrangements	4,929	—	—	450	5,379
Total repurchases and securities lending (1)	$23,116	1,262	4,139	6,235	34,752
December 31, 2021
Repurchase agreements	$16,452	3,570	4,276	5,485	29,783
Securities lending arrangements	4,810	—	—	450	5,260
Total repurchases and securities lending (1)	$21,262	3,570	4,276	5,935	35,043
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

Note 13: Legal Actions
Wells Fargo and certain of our subsidiaries are involved in a number of judicial, regulatory, governmental, arbitration, and other proceedings or investigations concerning matters arising from the conduct of our business activities, and many of those proceedings and investigations expose Wells Fargo to potential financial loss or other adverse consequences. These proceedings and investigations include actions brought against Wells Fargo and/or our subsidiaries with respect to corporate-related matters and transactions in which Wells Fargo and/or our subsidiaries were involved. In addition, Wells Fargo and our subsidiaries may be requested to provide information to or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups.
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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks, violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases that make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings. In November 2021, the district court granted preliminary approval of an agreement pursuant to which the Company will pay $20.8 million in order to resolve the cases.
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, were filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. As previously disclosed, the Company entered into a settlement to resolve the multi-district litigation. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company is subject to a class action in the United States District Court for the Central District of California alleging that customers are entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. In November 2021, the court granted final approval of an agreement pursuant to which the Company agreed to pay $45 million and make certain changes to its GAP refund practices in order to settle the action. Allegations related to the CPI and GAP programs were among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California, which has been dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.
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

COMPANY 401(K) PLAN REGULATORY INVESTIGATIONS Federal government agencies, including the United States Department of Labor, are reviewing certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan. The Company is in resolution discussions with the Department of Labor, although there can be no assurance as to the outcome of these discussions.

Wells Fargo & Company	105

Note 13:  Legal Actions (continued)
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a putative securities fraud class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. Allegations related to the Company’s efforts to comply with these three consent orders were also among the subjects of a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California. On February 4, 2022, the district court granted the Company's motion to dismiss the shareholder derivative lawsuit. On April 19, 2022, shareholders filed a new derivative lawsuit in California state court making similar allegations.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATIONS The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. The CFPB is also investigating certain of the Company’s past disclosures to customers regarding the minimum qualifying debit card usage required for customers to receive a waiver of monthly service fees on certain consumer deposit accounts.
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
MORTGAGE LENDING MATTERS Plaintiffs representing a class of mortgage borrowers filed separate putative class actions, Hernandez v. Wells Fargo, et al., Coordes v. Wells Fargo, et al., Ryder v. Wells Fargo, Liguori v. Wells Fargo, and Dore v. Wells Fargo, against Wells Fargo Bank, N.A., in the United States District Court for the Northern District of California, the United States District Court for the District of Washington, the United States District Court for the Southern District of Ohio, the United States District Court for the Southern District of New York, and the United States District Court for the Western District of Pennsylvania, respectively. Plaintiffs alleged that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. The Company entered into agreements to settle the Hernandez case in two phases, an initial $18.5 million class settlement that was approved by the district court in October 2020 and an additional $22 million class settlement that was approved by the district court in January 2022 in order to include additional borrowers who should have been included in the initial settlement class. In addition, the Company entered into an agreement in the Ryder case pursuant to which the Company paid $12 million to cover other impacted borrowers who were not included in the Hernandez case, which was approved by the district court in January 2022. The Dore, Coordes, and Liguori cases have been voluntarily dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries or investigations regarding these and other mortgage servicing matters. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company regarding loss mitigation activities in the Company’s Home Lending business and insufficient progress in addressing requirements under the OCC’s April 2018 consent order. In addition, on September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business.

106	Wells Fargo & Company

NOMURA/NATIXIS MORTGAGE-RELATED LITIGATION In August 2014 and August 2015, Nomura Credit & Capital Inc. (Nomura) and Natixis Real Estate Holdings, LLC (Natixis) filed a total of seven third-party complaints against Wells Fargo Bank, N.A., in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo failed to perform default oversight duties. In March 2022, Wells Fargo entered into an agreement to settle the six actions filed by Nomura, and the actions have been voluntarily dismissed. In the remaining action filed by Natixis, Wells Fargo has asserted counterclaims alleging that Natixis failed to provide Wells Fargo notice of its representation and warranty breaches.
OFAC RELATED INVESTIGATION The Company has self-identified an issue whereby certain foreign banks utilized a Wells Fargo software-based solution to conduct import/export trade-related financing transactions with countries and entities prohibited by the Office of Foreign Assets Control (OFAC) of the United States Department of the Treasury. We do not believe any funds related to these transactions flowed through accounts at Wells Fargo as a result of the aforementioned conduct. The Company has made voluntary self-disclosures to OFAC and has been cooperating with investigations or inquiries arising out of this matter by federal government agencies. The Company is in resolution discussions with certain of these agencies, although there can be no assurance as to the outcome of these discussions.
RETAIL SALES PRACTICES MATTERS Federal and state government agencies, including the United States Department of Justice (Department of Justice) and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations arising out of certain retail sales practices of the Company that were the subject of settlements with the CFPB, the OCC, and the Office of the Los Angeles City Attorney announced by the Company on September 8, 2016. On February 21, 2020, the Company entered into an agreement with the Department of Justice to resolve the Department of Justice’s criminal investigation into the Company’s retail sales practices, as well as a separate agreement to resolve the Department of Justice’s civil investigation. As part of the Department of Justice criminal settlement, no charges will be filed against the Company provided the Company abides by all the terms of the agreement. The Department of Justice criminal settlement also includes the Company’s agreement that the facts set forth in the settlement document constitute sufficient facts for the finding of criminal violations of statutes regarding bank records and personal information. On February 21, 2020, the Company also entered into an order to resolve the SEC’s investigation arising out of the Company’s retail sales practices. The SEC order contains a finding, to which the Company consented, that the facts set forth include violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. As part of the resolution of the Department of Justice and SEC investigations, the Company made payments totaling $3.0 billion. The Company has also entered into agreements to resolve other government agency investigations, including investigations by the state attorneys general. In addition, a number of lawsuits were filed by non-governmental parties seeking damages or other remedies related to these retail sales practices. As previously disclosed, the Company entered into various settlements to resolve these lawsuits.

RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints that were consolidated in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

SEMINOLE TRIBE TRUSTEE LITIGATION The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. Wells Fargo filed a petition to remove the case to federal court.
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.8 billion as of March 31, 2022. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	107

Note 14: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading or other purposes. For additional information on our derivative activities, see Note 16 (Derivatives) in our 2021 Form 10-K.
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

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2022			December 31, 2021
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$158,877	1,604	194	153,993	2,212	327
Foreign exchange contracts	22,326	137	827	24,949	281	669
Total derivatives designated as qualifying hedging instruments		1,741	1,021		2,493	996
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	127,600	604	283	142,234	40	41
Equity contracts (1)	4,468	56	60	26,263	1,493	1,194
Foreign exchange contracts	34,236	694	123	28,192	395	88
Credit contracts	290	12	—	290	7	—
Subtotal		1,366	466		1,935	1,323
Customer accommodation trading and other derivatives:
Interest rate contracts	10,645,520	28,330	27,232	7,976,534	20,286	17,435
Commodity contracts	105,256	13,847	5,851	76,642	5,965	2,417
Equity contracts (1)	351,655	12,856	13,452	321,863	16,278	17,827
Foreign exchange contracts	637,869	8,130	8,144	560,049	5,912	5,915
Credit contracts	48,160	38	38	38,318	39	43
Subtotal		63,201	54,717		48,480	43,637
Total derivatives not designated as hedging instruments		64,567	55,183		50,415	44,960
Total derivatives before netting		66,308	56,204		52,908	45,956
Netting		(38,943)	(40,705)		(31,430)	(36,532)
Total		$27,365	15,499		21,478	9,424
(1)    In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from "not held for trading activities" to "held for trading activities" to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
Table 14.2 provides information on the fair values of derivative assets and liabilities subject to enforceable master netting arrangements, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within our consolidated balance sheet. We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement, which are determined at the counterparty level. We do not net non-cash collateral that we receive and pledge on our consolidated balance sheet. For disclosure purposes, we present “Total Derivatives, net” which represents the aggregate of our net exposure to each counterparty after considering the balance sheet and disclosure-only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 12 (Pledged Assets and Collateral).

108	Wells Fargo & Company

Table 14.2: Fair Values of Derivative Assets and Liabilities

	March 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$26,017	23,939	20,067	16,654
OTC cleared	1,544	1,659	168	192
Exchange traded	241	131	52	28
Total interest rate contracts	27,802	25,729	20,287	16,874
Commodity contracts
OTC	11,968	2,859	5,040	1,249
Exchange traded	1,153	2,677	557	1,047
Total commodity contracts	13,121	5,536	5,597	2,296
Equity contracts
OTC	4,478	8,045	6,132	9,730
Exchange traded	4,561	2,871	7,493	6,086
Total equity contracts	9,039	10,916	13,625	15,816
Foreign exchange contracts
OTC	8,617	8,417	6,335	6,221
Total foreign exchange contracts	8,617	8,417	6,335	6,221
Credit contracts
OTC	32	27	32	31
Total credit contracts	32	27	32	31
Total derivatives subject to enforceable master netting arrangements, gross	58,611	50,625	45,876	41,238
Less: Gross amounts offset
Counterparty netting (1)	(32,575)	(32,479)	(27,172)	(27,046)
Cash collateral netting	(6,368)	(8,226)	(4,258)	(9,486)
Total derivatives subject to enforceable master netting arrangements, net	19,668	9,920	14,446	4,706
Derivatives not subject to enforceable master netting arrangements	7,697	5,579	7,032	4,718
Total derivatives recognized in consolidated balance sheet, net	27,365	15,499	21,478	9,424
Non-cash collateral	(1,949)	(1,121)	(1,432)	(412)
Total Derivatives, net	$25,416	14,378	20,046	9,012
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $341 million and $284 million and debit valuation adjustments related to derivative liabilities were $244 million and $158 million as of March 31, 2022, and December 31, 2021, respectively, and were primarily related to interest rate contracts.
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
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain interest-earning deposits with banks and certain floating-rate commercial loans, and interest paid on certain floating-rate debt due to changes in the contractually specified interest rate. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $17 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2022, will be reclassified into net interest income during the next twelve months. The deferred losses expected to be reclassified into net interest income are primarily related to discontinued hedges of floating rate loans. For cash flow hedges as of March 31, 2022, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

Wells Fargo & Company	109

Note 14: Derivatives (continued)
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,563	(83)	(761)	556	N/A	27
Interest contracts
Amounts related to interest settlements on derivatives	(41)	41	481	—	481	N/A
Recognized on derivatives	1,262	(145)	(6,869)	—	(5,752)	—
Recognized on hedged items	(1,248)	143	6,813	—	5,708	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(27)	39	425	—	437	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	—	—	4	—	4	N/A
Recognized on derivatives	—	—	(456)	(242)	(698)	64
Recognized on hedged items	—	—	445	241	686	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(7)	(1)	(8)	64
Total gains (losses) (pre-tax) recognized on fair value hedges	$(27)	39	418	(1)	429	64
Quarter ended March 31, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,312	(112)	(1,026)	982	N/A	47
Interest contracts
Amounts related to interest settlements on derivatives	(67)	91	550	—	574	N/A
Recognized on derivatives	1,294	(123)	(7,071)	—	(5,900)	—
Recognized on hedged items	(1,258)	119	6,944	—	5,805	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(31)	87	423	—	479	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	28	—	(1)	—	27	N/A
Recognized on derivatives	1	—	(227)	307	81	25
Recognized on hedged items	(1)	—	194	(317)	(124)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	28	—	(34)	(10)	(16)	25
Total gains (losses) (pre-tax) recognized on fair value hedges	$(3)	87	389	(10)	463	25

110	Wells Fargo & Company

Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,218	90	(761)	N/A	27
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(16)	4	—	(12)	12
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(48)
Total gains (losses) (pre-tax) on interest rate contracts	(16)	4	—	(12)	(36)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(3)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(1)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(16)	4	(2)	(14)	(37)
Quarter ended March 31, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,201	65	(1,026)	N/A	47
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(52)	—	—	(52)	52
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(20)
Total gains (losses) (pre-tax) on interest rate contracts	(52)	—	—	(52)	32
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(11)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	(10)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(52)	—	(1)	(53)	22

Wells Fargo & Company	111

Note 14: Derivatives (continued)
Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2022
Available-for-sale debt securities (4)	$22,937	(1,818)	17,723	903
Deposits	(7,135)	(1)	(11)	—
Long-term debt	(134,848)	2,096	(6)	—
December 31, 2021
Available-for-sale debt securities (4)	$24,144	(559)	17,962	965
Deposits	(10,187)	(144)	—	—
Long-term debt	(138,801)	(5,192)	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $848 million and for long-term debt is $(412) million as of March 31, 2022, and $873 million for debt securities and $(2.7) billion for long-term debt as of December 31, 2021.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $124 million and $203 million of debt securities and long-term debt cumulative basis adjustments as of March 31, 2022, respectively, and $136 million and $188 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2021, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on economic hedges and other derivatives, see Note 16 (Derivatives) in our 2021 Form 10-K.

112	Wells Fargo & Company

Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains from trading and securities	Other	Total	Personnel expense
Quarter ended March 31, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(368)	—	(26)	(394)	—
Equity contracts (2)	—	—	8	8	266
Foreign exchange contracts	—	—	231	231	—
Credit contracts	—	—	5	5	—
Subtotal	(368)	—	218	(150)	266
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(498)	3,214	—	2,716	—
Commodity contracts	—	113	—	113	—
Equity contracts (2)	—	1,003	(38)	965	—
Foreign exchange contracts	—	327	—	327	—
Credit contracts	—	12	—	12	—
Subtotal	(498)	4,669	(38)	4,133	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(866)	4,669	180	3,983	266
Quarter ended March 31, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(375)	—	(20)	(395)	—
Equity contracts	—	425	5	430	(160)
Foreign exchange contracts	—	—	71	71	—
Credit contracts	—	—	—	—	—
Subtotal	(375)	425	56	106	(160)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(531)	1,924	—	1,393	—
Commodity contracts	—	80	—	80	—
Equity contracts	—	(1,163)	(89)	(1,252)	—
Foreign exchange contracts	—	464	—	464	—
Credit contracts	—	(28)	—	(28)	—
Subtotal	(531)	1,277	(89)	657	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(906)	1,702	(33)	763	(160)
(1)Mortgage banking amounts for first quarter 2022 are comprised of gains (losses) of $(1.6) billion related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $1.3 billion related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for first quarter 2021 are comprised of gains (losses) of $(1.6) billion offset by gains (losses) of $1.3 billion.
(2)In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

Wells Fargo & Company	113

Note 14: Derivatives (continued)
Credit Derivatives
Credit derivative contracts are arrangements whose value is derived from the transfer of credit risk of a reference asset or entity from one party (the purchaser of credit protection) to another party (the seller of credit protection). We generally use credit derivatives to assist customers with their risk management objectives by purchasing and selling credit protection on corporate debt obligations through the use of credit default swaps or through risk participation swaps to help manage counterparty exposure. We would be required to perform under the credit derivatives we sold in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment.
Table 14.7 provides details of sold credit derivatives.
Table 14.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
March 31, 2022
Credit default swaps	$12,438	2,622
Risk participation swaps	6,288	6,143
Total credit derivatives	18,726	8,765
December 31, 2021
Credit default swaps	8,033	1,982
Risk participation swaps	6,756	6,012
Total credit derivatives	14,789	7,994

Protection sold represents the estimated maximum exposure to loss that would be incurred if, upon an event of default, the value of our interests and any associated collateral declined to zero, and does not take into consideration any of recovery value from the referenced obligation or offset from collateral held or any economic hedges.
The amounts under non-investment grade represent the notional amounts of those credit derivatives on which we have a higher risk of being required to perform under the terms of the credit derivative and are a function of the underlying assets.
We consider the credit risk to be low if the underlying assets under the credit derivative have an external rating that is investment grade. If an external rating is not available, we classify the credit derivative as non-investment grade.
Our maximum exposure to sold credit derivatives is managed through posted collateral and purchased credit derivatives with identical or similar reference positions in order to achieve our desired credit risk profile. The credit risk management is designed to provide an ability to recover a significant portion of any amounts that would be paid under sold credit derivatives.

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
Table 14.8: Credit-Risk Contingent Features

(in billions)	Mar 31, 2022	Dec 31, 2021
Net derivative liabilities with credit-risk contingent features	$11.6	12.2
Collateral posted	10.1	11.0
Additional collateral to be posted upon a below investment grade credit rating (1)	1.5	1.2
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

114	Wells Fargo & Company

Note 15: Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to fulfill fair value disclosure requirements. Assets and liabilities recorded at fair value on a recurring basis, such as derivatives, residential MSRs, and trading or AFS debt securities, are presented in Table 15.1 in this Note. Additionally, from time to time, we record fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value (LOCOM) accounting, write-downs of individual assets or application of the measurement alternative for nonmarketable equity securities. Assets recorded at fair value on a nonrecurring basis are presented in Table 15.4 in this Note. We provide in Table 15.8 estimates of fair value for financial instruments that are not recorded at fair value, such as loans and debt liabilities carried at amortized cost.
See Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K.
FAIR VALUE HIERARCHY We classify our assets and liabilities recorded at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations based on significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K for a detailed description of the fair value hierarchy.
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

Note 15: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.1: Fair Value on a Recurring Basis

	March 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$29,706	3,317	—	33,023	$27,607	2,249	—	29,856
Collateralized loan obligations	—	683	179	862	—	655	211	866
Corporate debt securities	—	11,096	18	11,114	—	9,987	18	10,005
Federal agency mortgage-backed securities	—	32,788	—	32,788	—	40,350	—	40,350
Non-agency mortgage-backed securities	—	1,518	4	1,522	—	1,531	11	1,542
Other debt securities	—	7,363	—	7,363	—	5,645	1	5,646
Total trading debt securities	29,706	56,765	201	86,672	27,607	60,417	241	88,265
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	46,433	—	—	46,433	39,661	—	—	39,661
Non-U.S. government securities	—	116	—	116	—	71	—	71
Securities of U.S. states and political subdivisions	—	16,354	132	16,486	—	16,832	85	16,917
Federal agency mortgage-backed securities	—	91,437	—	91,437	—	105,886	—	105,886
Non-agency mortgage-backed securities	—	4,597	11	4,608	—	4,522	10	4,532
Collateralized loan obligations	—	5,197	—	5,197	—	5,708	—	5,708
Other debt securities	—	3,964	195	4,159	—	4,378	91	4,469
Total available-for-sale debt securities	46,433	121,665	338	168,436	39,661	137,397	186	177,244
Loans held for sale	—	12,136	1,019	13,155	—	14,862	1,033	15,895
Mortgage servicing rights (residential)	—	—	8,511	8,511	—	—	6,920	6,920
Derivative assets (gross):
Interest rate contracts	241	30,251	46	30,538	52	22,296	190	22,538
Commodity contracts	—	13,531	316	13,847	—	5,902	63	5,965
Equity contracts	3,752	8,555	605	12,912	6,402	9,350	2,019	17,771
Foreign exchange contracts	33	8,912	16	8,961	8	6,573	7	6,588
Credit contracts	—	32	18	50	—	32	14	46
Total derivative assets (gross)	4,026	61,281	1,001	66,308	6,462	44,153	2,293	52,908
Equity securities:
Marketable	25,526	236	4	25,766	29,968	82	4	30,054
Nonmarketable (1)	—	10,487	22	10,509	—	57	8,906	8,963
Total equity securities	25,526	10,723	26	36,275	29,968	139	8,910	39,017
Total assets prior to derivative netting	$105,691	262,570	11,096	379,357	$103,698	256,968	19,583	380,249
Derivative netting (2)				(38,943)				(31,430)
Total assets after derivative netting				340,414				348,819
Derivative liabilities (gross):
Interest rate contracts	$(131)	(27,356)	(222)	(27,709)	$(28)	(17,712)	(63)	(17,803)
Commodity contracts	—	(5,543)	(308)	(5,851)	—	(2,351)	(66)	(2,417)
Equity contracts	(2,620)	(8,862)	(2,030)	(13,512)	(5,820)	(10,753)	(2,448)	(19,021)
Foreign exchange contracts	(30)	(9,051)	(13)	(9,094)	(8)	(6,654)	(10)	(6,672)
Credit contracts	—	(36)	(2)	(38)	—	(40)	(3)	(43)
Total derivative liabilities (gross)	(2,781)	(50,848)	(2,575)	(56,204)	(5,856)	(37,510)	(2,590)	(45,956)
Short-sale and other trading liabilities	(20,180)	(6,202)	—	(26,382)	(15,436)	(5,249)	—	(20,685)
Total liabilities prior to derivative netting	$(22,961)	(57,050)	(2,575)	(82,586)	$(21,292)	(42,759)	(2,590)	(66,641)
Derivative netting (2)				40,705				36,532
Total liabilities after derivative netting				(41,881)				(30,109)
(1)Excludes $87 million and $81 million of nonmarketable equity securities as of March 31, 2022, and December 31, 2021, respectively, that are measured at fair value using non-published NAV per share (or its equivalent) as a practical expedient that are not classified in the fair value hierarchy.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 14 (Derivatives) for additional information.

116	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2022
Trading debt securities	$241	(15)	47	(14)	(35)	5	(28)	201	(17)	(6)
Available-for-sale debt securities	186	(21)	52	—	(5)	126	—	338	(21)	(6)
Loans held for sale	1,033	(57)	63	(43)	(73)	102	(6)	1,019	(57)	(7)
Mortgage servicing rights (residential) (8)	6,920	1,248	342	1	—	—	—	8,511	1,605	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(578)	—	—	275	—	—	(176)	(259)
Equity contracts	(429)	(213)	—	—	589	(80)	(1,292)	(1,425)	269
Other derivative contracts	5	(22)	—	—	44	—	—	27	18
Total derivative contracts	(297)	(813)	—	—	908	(80)	(1,292)	(1,574)	28	(9)
Equity securities	8,910	(1)	—	—	—	2	(8,885)	26	(2)	(6)
Quarter ended March 31, 2021
Trading debt securities	$173	16	169	(173)	—	7	—	192	8	(6)
Available-for-sale debt securities	2,994	(7)	15	—	(68)	242	(34)	3,142	(27)	(6)
Loans held for sale	1,234	(19)	129	(148)	(110)	81	(1)	1,166	(17)	(7)
Mortgage servicing rights (residential) (8)	6,125	1,006	406	(1)	—	—	—	7,536	1,591	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	(541)	—	—	101	—	(5)	1	(225)
Equity contracts	(314)	(168)	—	—	40	(27)	40	(429)	(177)
Other derivative contracts	39	27	—	—	(10)	—	—	56	16
Total derivative contracts	171	(682)	—	—	131	(27)	35	(372)	(386)	(9)
Equity securities	9,233	(365)	—	(5)	—	2	—	8,865	(365)	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $(21) million and $14 million included in other comprehensive income from AFS debt securities for first quarter 2022 and 2021, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2. During first quarter 2022, we transferred $8.9 billion of non-marketable equity securities and $1.4 billion of related economic hedging derivative assets (equity contracts) out of Level 3 due to our election to measure fair value of these instruments as a portfolio. Under this election, the unit of valuation is the portfolio-level, rather than each individual instrument. The unobservable inputs previously significant to the valuation of the instruments individually are no longer significant, as those unobservable inputs offset under the portfolio election.
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $(21) million and $0 million included in other comprehensive income from AFS debt securities for first quarter 2022 and 2021, respectively.
(6)Included in net gains from trading and securities in the consolidated statement of income.
(7)Included in mortgage banking income in the consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 9 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income in the consolidated statement of income.

Wells Fargo & Company	117

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
The significant unobservable inputs for Level 3 assets inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor (for additional information on vendor-developed valuations, see Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K).
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
March 31, 2022
Trading and available-for-sale debt securities	$182		Discounted cash flow	Discount rate	1.1	-	12.5%		4.8
	12		Vendor priced
	240		Market comparable pricing	Comparability adjustment	(29.2)	-	13.7		(5.9)
	105		Market comparable pricing	Multiples	5.6x	-	5.6x		5.6x
Loans held for sale	1,019		Discounted cash flow	Default rate	0.0	-	39.9%		1.2
				Discount rate	0.7	-	13.6		6.2
				Loss severity	0.0	-	46.1		14.8
				Prepayment rate	6.7	-	17.2		12.4
Mortgage servicing rights (residential)	8,511		Discounted cash flow	Cost to service per loan (1)	$52	-	555		102
				Discount rate	6.8	-	9.9%		7.4
				Prepayment rate (2)	10.0	-	17.0		11.1
Net derivative assets and (liabilities):
Interest rate contracts	9		Discounted cash flow	Default rate	0.0	-	5.0		2.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.8
Interest rate contracts: derivative loan commitments	(185)		Discounted cash flow	Fall-out factor	1.0	-	99.0		15.1
				Initial-value servicing	(69.0)	-	168.0	bps	33.4
Equity contracts	(1,070)		Discounted cash flow	Conversion factor	(10.1)	-	0.0%		(9.6)
				Weighted average life	0.3	-	1.8	yrs	0.9
	(355)		Option model	Correlation factor	(77.0)	-	99.0%		56.5
				Volatility factor	6.5	-	83.5		31.1
Insignificant Level 3 assets, net of liabilities	53
Total Level 3 assets, net of liabilities	$8,521	(3)
December 31, 2021
Trading and available-for-sale debt securities	$136		Discounted cash flow	Discount rate	0.4	-	12.5%		5.5
	11		Vendor priced
	280		Market comparable pricing	Comparability adjustment	(30.2)	-	19.2		(4.6)
Loans held for sale	1,033		Discounted cash flow	Default rate	0.0	-	29.2%		1.2
				Discount rate	1.6	-	11.9		5.1
				Loss severity	0.0	-	46.9		15.4
				Prepayment rate	7.5	-	18.2		13.1
Mortgage servicing rights (residential)	6,920		Discounted cash flow	Cost to service per loan (1)	$54	-	585		106
				Discount rate	5.8	-	8.8%		6.4
				Prepayment rate (2)	12.5	-	21.1		14.7
Net derivative assets and (liabilities):
Interest rate contracts	87		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	40		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.8
				Initial-value servicing	(74.8)	-	146.0	bps	50.9
Equity contracts	253		Discounted cash flow	Conversion factor	(10.2)	-	0.0%		(9.7)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(682)		Option model	Correlation factor	(77.0)	-	99.0%		23.2
				Volatility factor	6.5	-	72.0		29.1
Nonmarketable equity securities	8,906		Market comparable pricing	Comparability adjustment	(21.6)	-	(7.7)		(15.5)
Insignificant Level 3 assets, net of liabilities	9
Total Level 3 assets, net of liabilities	$16,993	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $52 - $196 at March 31, 2022, and $54 - $199 at December 31, 2021.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $11.1 billion and $19.6 billion and total Level 3 liabilities of $2.6 billion and $2.6 billion, before netting of derivative balances, at March 31, 2022, and December 31, 2021, respectively.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K).

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

118	Wells Fargo & Company

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets, or application of the measurement alternative for nonmarketable equity securities.
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2022 and December 31, 2021, and for which a nonrecurring fair value adjustment was recorded during the quarter ended March 31, 2022, and year ended December 31, 2021.

Table 15.4: Fair Value on a Nonrecurring Basis

	March 31, 2022			December 31, 2021
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$3,125	1,422	4,547	3,911	1,407	5,318
Loans:
Commercial	29	—	29	476	—	476
Consumer	392	—	392	380	—	380
Total loans	421	—	421	856	—	856
Mortgage servicing rights (commercial)	—	75	75	—	567	567
Nonmarketable equity securities	1,275	1,048	2,323	6,262	765	7,027
Other assets	1,746	102	1,848	1,373	175	1,548
Total assets at fair value on a nonrecurring basis	$6,567	2,647	9,214	12,402	2,914	15,316
(1)Predominantly consists of commercial mortgages and residential mortgage – first lien loans.
Table 15.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 15.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2022	2021
Loans held for sale	$(59)	25
Loans:
Commercial	(12)	(130)
Consumer	(206)	(47)
Total loans	(218)	(177)
Mortgage servicing rights (commercial)	4	—
Nonmarketable equity securities (1)	295	210
Other assets (2)	(52)	(19)
Total	$(30)	39
(1)Includes impairment of nonmarketable equity securities and observable price changes related to nonmarketable equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation losses on foreclosed real estate and other collateral owned, and impairment of private equity and venture capital investments in consolidated portfolio companies.
Table 15.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis and determined using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for nonmarketable equity securities and private equity and venture capital investments in consolidated portfolio companies.

Wells Fargo & Company	119

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
March 31, 2022
Loans held for sale (2)	$1,422	Discounted cash flow	Default rate	(3)	0.2	-	83.0%	23.1
			Discount rate		0.6	-	12.7	3.6
			Loss severity		0.3	-	42.9	4.1
			Prepayment rate	(4)	4.1	-	100.0	36.3
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan		$3,775	-	3,775	3,775
			Discount rate		5.2	-	5.2%	5.2
			Prepayment rate		0.0	-	20.6	6.7
Nonmarketable equity securities	916	Market comparable pricing	Comparability adjustment		(82.0)	-	(8.0)	(21.0)
	129	Market comparable pricing	Multiples		1.1x	-	4.0x	2.6x
Other assets (5)	102	Market comparable pricing	Multiples		8.0	-	8.0	8.0
Insignificant Level 3 assets	3
Total	$2,647
December 31, 2021
Loans held for sale (2)	$1,407	Discounted cash flow	Default rate	(3)	0.2	-	78.3%	25.6
			Discount rate		0.6	-	12.0	3.3
			Loss severity		0.4	-	45.6	4.8
			Prepayment rate	(4)	5.4	-	100.0	38.9
Mortgage servicing rights (commercial)	567	Discounted cash flow	Cost to service per loan		$150	-	3,381	2,771
			Discount rate		4.0	-	4.5%	4.0
			Prepayment rate		0.0	-	20.6	5.5
Nonmarketable equity securities	745	Market comparable pricing	Comparability adjustment		(100.0)	-	(33.0)	(59.0)
	15	Market comparable pricing	Multiples		2.0x	-	3.3x	2.8x
	5	Discounted cash flow	Discount rate		10.5	-	10.5%	10.5
Other assets	175	Discounted cash flow	Discount rate		0.2	-	4.4	2.9
Total	$2,914
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K for additional information on the valuation technique and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.2 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at both March 31, 2022, and December 31, 2021, respectively, and approximately $200 million of other mortgage loans that are not government insured/guaranteed at both March 31, 2022, and December 31, 2021.
(3)Applies only to non-government insured/guaranteed loans.
(4)Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.
(5)Represents private equity and venture capital investments in consolidated portfolio companies.

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K.
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at March 31, 2022, and December 31, 2021.

Table 15.7: Fair Value Option

	March 31, 2022			December 31, 2021
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$13,155	13,471	(316)	15,895	15,750	145
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $(357) million and $363 million for the quarters ended March 31, 2022 and 2021, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option for the quarters ended March 31, 2022 and 2021, were insignificant.

120	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.3 billion and $1.4 billion at March 31, 2022 and December 31, 2021, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial assets
Cash and due from banks (1)	$27,454	27,454	—	—	27,454
Interest-earning deposits with banks (1)	174,441	174,296	145	—	174,441
Federal funds sold and securities purchased under resale agreements (1)	67,764	—	67,764	—	67,764
Held-to-maturity debt securities	280,808	15,551	246,325	2,765	264,641
Loans held for sale	6,669	—	5,097	1,656	6,753
Loans, net (2)	885,950	—	62,483	816,122	878,605
Nonmarketable equity securities (cost method)	3,584	—	—	3,648	3,648
Total financial assets	$1,446,670	217,301	381,814	824,191	1,423,306
Financial liabilities
Deposits (3)	$26,648	—	11,542	14,659	26,201
Short-term borrowings	33,433	—	33,433	—	33,433
Long-term debt (4)	153,243	—	156,237	1,221	157,458
Total financial liabilities	$213,324	—	201,212	15,880	217,092
December 31, 2021
Financial assets
Cash and due from banks (1)	$24,616	24,616	—	—	24,616
Interest-earning deposits with banks (1)	209,614	209,452	162	—	209,614
Federal funds sold and securities purchased under resale agreements (1)	66,223	—	66,223	—	66,223
Held-to-maturity debt securities	272,022	16,825	252,717	2,844	272,386
Loans held for sale	7,722	—	6,300	1,629	7,929
Loans, net (2)	868,278	—	63,404	820,559	883,963
Nonmarketable equity securities (cost method)	3,584	—	—	3,646	3,646
Total financial assets	$1,452,059	250,893	388,806	828,678	1,468,377
Financial liabilities
Deposits (3)	$30,012	—	14,401	15,601	30,002
Short-term borrowings	34,409	—	34,409	—	34,409
Long-term debt (4)	160,660	—	166,682	1,402	168,084
Total financial liabilities	$225,081	—	215,492	17,003	232,495
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $14.2 billion and $14.5 billion at March 31, 2022, and December 31, 2021, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.5 trillion at both March 31, 2022, and December 31, 2021.
(4)Excludes obligations under finance leases of $25 million and $26 million at March 31, 2022, and December 31, 2021, respectively.

Wells Fargo & Company	121

Note 16: Preferred Stock
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share. Table 16.1 summarizes information about our preferred stock including the Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock.

Table 16.1: Preferred Stock

	March 31, 2022				December 31, 2021
(in millions, except shares)	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	97,000	96,546	$—	—	97,000	96,546	$—	—
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	4,025,000	3,967,986	3,968	3,200	4,025,000	3,967,995	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A Preferred Stock	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
ESOP (2)
Cumulative Convertible Preferred Stock	609,434	609,434	609	609	609,434	609,434	609	609
Total	5,386,234	5,323,866	$20,825	20,057	5,386,234	5,323,875	$20,825	20,057
(1)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(2)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

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

Table 16.2: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	189,225	189,225	$189	189	7.00%	8.00%
2017	135,135	135,135	135	135	7.00	8.00
2016	128,380	128,380	128	128	9.30	10.30
2015	68,106	68,106	68	68	8.90	9.90
2014	62,420	62,420	63	63	8.70	9.70
2013	26,168	26,168	26	26	8.50	9.50
Total ESOP Preferred Stock (1)	609,434	609,434	$609	609
Unearned ESOP shares (2)			$(646)	(646)
(1)At both March 31, 2022 and December 31, 2021, additional paid-in capital included $37 million related to ESOP preferred stock.
(2)We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Wells Fargo & Company	123

Note 17: Revenue from Contracts with Customers
Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see
Note 22 (Operating Segments). For a description of our revenue from contracts with customers, see Note 20 (Revenue from Contracts with Customers) in our 2021 Form 10-K.
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2022
Net interest income (2)	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income:
Deposit-related fees	845	328	293	7	—	—	1,473
Lending-related fees (2)	34	121	185	2	—	—	342
Investment advisory and other asset-based fees (3)	—	2	12	2,476	8	—	2,498
Commissions and brokerage services fees	—	—	83	454	—	—	537
Investment banking fees	(1)	15	462	—	(29)	—	447
Card fees:
Card interchange and network revenues (4)	834	53	14	1	—	—	902
Other card fees (2)	127	—	—	—	—	—	127
Total card fees	961	53	14	1	—	—	1,029
Mortgage banking (2)	654	—	42	(3)	—	—	693
Net gains (losses) from trading activities (2)	—	—	228	1	(11)	—	218
Net gains from debt securities (2)	—	—	—	—	2	—	2
Net gains (losses) from equity securities (2)	(9)	86	(5)	—	504	—	576
Lease income (2)	—	179	2	—	146	—	327
Other (2)	83	182	164	20	186	(406)	229
Total noninterest income	2,567	966	1,480	2,958	806	(406)	8,371
Total revenue	$8,563	2,327	3,470	3,757	(12)	(513)	17,592
Quarter ended March 31, 2021
Net interest income (2)	$5,615	1,254	1,779	657	(390)	(107)	8,808
Noninterest income:
Deposit-related fees	661	317	266	7	4	—	1,255
Lending-related fees (2)	40	136	183	2	—	—	361
Investment advisory and other asset-based fees (3)	—	5	22	2,306	423	—	2,756
Commissions and brokerage services fees	—	—	81	555	—	—	636
Investment banking fees	(6)	13	611	(1)	(49)	—	568
Card fees:
Card interchange and network revenues (4)	778	45	10	1	—	—	834
Other card fees (2)	114	—	—	—	1	—	115
Total card fees	892	45	10	1	1	—	949
Mortgage banking (2)	1,259	—	70	(3)	—	—	1,326
Net gains from trading activities (2)	1	2	331	6	8	—	348
Net gains from debt securities (2)	—	—	—	—	151	—	151
Net gains from equity securities (2)	34	13	75	—	270	—	392
Lease income (2)	—	174	1	—	140	—	315
Other (2)	158	122	175	14	469	(271)	667
Total noninterest income	3,039	827	1,825	2,887	1,417	(271)	9,724
Total revenue	$8,654	2,081	3,604	3,544	1,027	(378)	18,532
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
(3)We earned trailing commissions of $271 million and $298 million for the quarters ended March 31, 2022 and 2021, respectively.
(4)The cost of credit card rewards and rebates of $482 million and $310 million for the quarters ended March 31, 2022 and 2021, respectively, are presented net against the related revenues.

124	Wells Fargo & Company

Note 18: Employee Benefits and Other Expenses
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 21 (Employee Benefits and Other Expenses) in our 2021 Form 10-K.
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). Settlement losses of $47 million were recognized during first quarter 2022, representing the pro rata portion of the net loss in cumulative other comprehensive income based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during first quarter 2022. There were no settlement losses recognized during first quarter 2021. As a result of the settlement losses, we remeasured the Cash Balance Plan obligation and plan assets as of March 31, 2022, and used a discount rate of 3.65%. In first quarter 2022, the result of the settlement losses and remeasurement was:
•an increase of $10 million in the Cash Balance Plan asset; and
•an increase of $57 million in other comprehensive income (pre-tax).

Table 18.1 presents the components of net periodic benefit cost. The expected long-term rate of return on plan assets and interest cost discount rate in determining net periodic benefit cost for first quarter 2022 were 5.00% and 2.47%, respectively. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2022			2021
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$5	—	—	4	—	—
Interest cost	67	2	2	71	3	3
Expected return on plan assets	(139)	—	(5)	(152)	—	(5)
Amortization of net actuarial loss (gain)	33	3	(5)	37	4	(5)
Amortization of prior service credit	—	—	(3)	—	—	(2)
Settlement loss	47	1	—	—	2	—
Net periodic benefit cost	$13	6	(11)	(40)	9	(9)

Other Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $225 million in first quarter 2022, compared with $217 million in the same period a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.

Wells Fargo & Company	125

Note 19: Restructuring Charges
The Company began pursuing various initiatives to reduce expenses and create a more efficient and streamlined organization in third quarter 2020. Actions from these initiatives included (i) reorganizing and simplifying business processes and structures to improve internal operations and the customer experience, (ii) reducing headcount, (iii) optimizing third-party spending, including for our technology infrastructure, and (iv) rationalizing our branch and administrative locations, which may include consolidations and closures. Substantially all of the restructuring charges were personnel expenses related to severance costs associated with headcount reductions with payments made over time in accordance with our severance plan, as well as payments for other employee benefit costs such as incentive compensation.
Restructuring charges are recorded as a component of noninterest expense on our consolidated statement of income. Changes in estimates represent adjustments to noninterest expense based on refinements to previously estimated amounts, which may reflect trends such as higher voluntary employee attrition, as well as changes in business activities.
Table 19.1 provides details on our restructuring charges.
Table 19.1: Accruals for Restructuring Charges

	Quarter ended March 31,
(in millions)	2022	2021
Balance, beginning of period	$565	1,214
Restructuring charges	—	145
Changes in estimates	5	(132)
Payments and utilization	(99)	(173)
Balance, end of period	$471	1,054

126	Wells Fargo & Company

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

		Quarter ended March 31,
(in millions, except per share amounts)		2022	2021
Wells Fargo net income		$3,671	4,636
Less: Preferred stock dividends and other (1)		278	380
Wells Fargo net income applicable to common stock (numerator)		$3,393	4,256
Earnings per common share
Average common shares outstanding (denominator)		3,831.1	4,141.3
Per share		$0.89	1.03
Diluted earnings per common share
Average common shares outstanding		3,831.1	4,141.3
Add:	Restricted share rights (2)	37.8	29.7
Diluted average common shares outstanding (denominator)		3,868.9	4,171.0
Per share		$0.88	1.02
(1)The quarter ended March 31, 2021, balance includes $44 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2022	2021
Convertible Preferred Stock, Series L (1)	25.3	25.3
Restricted share rights (2)	0.1	0.3
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2022	2021
Per common share	$0.25	0.10

Wells Fargo & Company	127

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2022			2021
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(6,888)	1,697	(5,191)	(2,012)	500	(1,512)
Reclassification of net (gains) losses to net income	58	(15)	43	(14)	1	(13)
Net change	(6,830)	1,682	(5,148)	(2,026)	501	(1,525)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	64	(16)	48	25	(6)	19
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(51)	13	(38)	(31)	8	(23)
Reclassification of net (gains) losses to net income	14	(4)	10	53	(13)	40
Net change	27	(7)	20	47	(11)	36
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	19	(5)	14	10	(3)	7
Reclassification of amounts to noninterest expense (2)	76	(18)	58	36	(8)	28
Net change	95	(23)	72	46	(11)	35
Debit valuation adjustments (DVA):
Net unrealized gains (losses) arising during the period	(4)	1	(3)	—	—	—
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	(4)	1	(3)	—	—	—
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(6)	—	(6)	13	(2)	11
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	(6)	—	(6)	13	(2)	11
Other comprehensive income (loss)	$(6,718)	1,653	(5,065)	(1,920)	477	(1,443)
Less: Other comprehensive income from noncontrolling interests, net of tax			—			1
Wells Fargo other comprehensive loss, net of tax			$(5,065)			(1,444)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 18 (Employee Benefits and Other Expenses) for additional information).

128	Wells Fargo & Company

Table 21.2 provides the cumulative OCI balance activity on an after-tax basis.

Table 21.2: Cumulative OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA)	Foreign currency translation adjustments	Cumulative other comprehensive income (loss)
Quarter ended March 31, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Net unrealized gains (losses) arising during the period	(5,191)	48	(38)	14	(3)	(6)	(5,176)
Amounts reclassified from accumulated other comprehensive income	43	—	10	58	—	—	111
Net change	(5,148)	48	(28)	72	(3)	(6)	(5,065)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(4,483)	(95)	(55)	(1,983)	(3)	(148)	(6,767)
Quarter ended March 31, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	—	(112)	194
Net unrealized gains (losses) arising during the period	(1,512)	19	(23)	7	—	11	(1,498)
Amounts reclassified from accumulated other comprehensive income	(13)	—	40	28	—	—	55
Net change	(1,525)	19	17	35	—	11	(1,443)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period	$1,514	(185)	(108)	(2,369)	—	(102)	(1,250)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Majority of the amounts for cash flow hedges are interest rate contracts.

Wells Fargo & Company	129

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

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending.

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

Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®.

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

130	Wells Fargo & Company

Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2022
Net interest income (2)	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income	2,567	966	1,480	2,958	806	(406)	8,371
Total revenue	8,563	2,327	3,470	3,757	(12)	(513)	17,592
Provision for credit losses	(190)	(344)	(196)	(37)	(20)	—	(787)
Noninterest expense	6,395	1,531	1,983	3,175	786	—	13,870
Income (loss) before income tax expense (benefit)	2,358	1,140	1,683	619	(778)	(513)	4,509
Income tax expense (benefit)	588	280	425	154	(227)	(513)	707
Net income (loss) before noncontrolling interests	1,770	860	1,258	465	(551)	—	3,802
Less: Net income from noncontrolling interests	—	3	—	—	128	—	131
Net income (loss)	$1,770	857	1,258	465	(679)	—	3,671
Quarter ended March 31, 2021
Net interest income (2)	$5,615	1,254	1,779	657	(390)	(107)	8,808
Noninterest income	3,039	827	1,825	2,887	1,417	(271)	9,724
Total revenue	8,654	2,081	3,604	3,544	1,027	(378)	18,532
Provision for credit losses	(419)	(399)	(284)	(43)	97	—	(1,048)
Noninterest expense	6,267	1,630	1,833	3,028	1,231	—	13,989
Income (loss) before income tax expense (benefit)	2,806	850	2,055	559	(301)	(378)	5,591
Income tax expense (benefit)	702	212	500	140	(275)	(378)	901
Net income (loss) before noncontrolling interests	2,104	638	1,555	419	(26)	—	4,690
Less: Net income from noncontrolling interests	—	1	—	—	53	—	54
Net income (loss)	$2,104	637	1,555	419	(79)	—	4,636
Quarter ended March 31, 2022 (3)
Loans (average)	$325,055	194,395	284,498	84,765	9,292	—	898,005
Assets (average)	374,869	214,937	551,404	90,841	687,341	—	1,919,392
Deposits (average)	881,339	200,699	169,181	185,814	27,039	—	1,464,072

Loans (period-end)	328,558	198,833	290,627	84,688	9,101	—	911,807
Assets (period-end)	379,115	221,886	564,976	90,820	682,912	—	1,939,709
Deposits (period-end)	909,896	195,549	168,467	183,727	23,715	—	1,481,354
Quarter ended March 31, 2021
Loans (average)	$353,081	183,143	246,148	80,839	10,228	—	873,439
Assets (average)	408,553	199,361	511,528	87,355	727,628	—	1,934,425
Deposits (average)	789,439	189,364	194,501	173,678	46,490	—	1,393,472

Loans (period-end)	340,549	180,688	248,644	81,175	10,516	—	861,572
Assets (period-end)	405,597	198,684	512,045	87,039	753,899	—	1,957,264
Deposits (period-end)	837,765	191,948	188,920	175,999	42,487	—	1,437,119
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
(3)In first quarter 2022, we prospectively transferred certain customer accounts from the Commercial Banking operating segment to Small Business Banking in the Consumer Banking and Lending operating segment.

Wells Fargo & Company	131

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
Table 23.1 presents regulatory capital information for Wells Fargo & Company and the Bank in accordance with Basel III capital requirements. We must calculate our risk-based capital ratios under both the Standardized and Advanced Approaches. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component.
At March 31, 2022, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	March 31, 2022		December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022		December 31, 2021	March 31, 2022	December 31, 2021
Regulatory capital:
Common Equity Tier 1	$132,298		140,643	132,298	140,643	143,732		149,318	143,732	149,318
Tier 1	151,340		159,671	151,340	159,671	143,732		149,318	143,732	149,318
Total	186,316		196,308	177,686	186,580	166,302		173,044	157,604	163,213
Assets:
Risk-weighted assets	1,265,517		1,239,026	1,119,518	1,116,068	1,169,842		1,137,839	977,094	965,511
Adjusted average assets	1,891,615		1,915,585	1,891,615	1,915,585	1,734,148		1,758,479	1,734,148	1,758,479
Regulatory capital ratios:
Common Equity Tier 1 capital	10.45%	*	11.35	11.82	12.60	12.29	*	13.12	14.71	15.47
Tier 1 capital	11.96	*	12.89	13.52	14.31	12.29	*	13.12	14.71	15.47
Total capital	14.72	*	15.84	15.87	16.72	14.22	*	15.21	16.13	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	9.10		9.60	8.50	9.00	7.00		7.00	7.00	7.00
Tier 1 capital	10.60		11.10	10.00	10.50	8.50		8.50	8.50	8.50
Total capital	12.60		13.10	12.00	12.50	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	March 31, 2022			December 31, 2021		March 31, 2022			December 31, 2021
Regulatory leverage:
Total leverage exposure (1)	$2,289,114			2,316,079		2,117,033			2,133,798
Supplementary leverage ratio (SLR) (1)	6.61%			6.89		6.79			7.00
Tier 1 leverage ratio (2)	8.00			8.34		8.29			8.49
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2022.
(1)The SLR consists of tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.
(2)The tier 1 leverage ratio consists of tier 1 capital divided by total average assets, excluding goodwill and certain other items as determined under the rule.
At March 31, 2022, the CET1, tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.10% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.

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

132	Wells Fargo & Company

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
For additional information on loan and dividend restrictions, see Note 28 (Regulatory Capital Requirements and Other Restrictions) in our 2021 Form 10-K.
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.2 provides a summary of restrictions on cash and cash equivalents.
Table 23.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2022	Dec 31, 2021
Reserve balance for non-U.S. central banks	$233	382
Segregated for benefit of brokerage customers under federal and other brokerage regulations	694	830

Wells Fargo & Company	133

Glossary of Acronyms

ACL	Allowance for credit losses	LCR	Liquidity coverage ratio
AFS	Available-for-sale	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management
HTM	Held-to-maturity

134	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2022.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January	33,687,433	$54.55	327,130,834
February	55,819,880	56.79	271,310,954
March	20,586,039	49.07	250,724,915
Total	110,093,352
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board, this authorization does not expire.

Wells Fargo & Company	135

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Amendment to Deferred Compensation Plan, effective January 1, 2022.	Filed herewith.
10(b)	Amendment to Supplemental 401(k) Plan, effective January 1, 2022.	Filed herewith.
10(c)	Amendment to Supplemental Cash Balance Plan, effective January 1, 2022.	Filed herewith.
10(d)	Amendment to the Wachovia Corporation Elective Deferral Plan, effective January 1, 2022.	Filed herewith.
10(e)	Amendment to the Wachovia Corporation Savings Restoration Plan, effective January 1, 2022.	Filed herewith.
10(f)	Description of Wells Fargo & Company Non-Employee Director Compensation Program, effective April 1, 2022.	Filed herewith.
10(g)	Description of Wells Fargo Bank, N.A. Non-Employee Director Compensation Program, effective April 1, 2022.	Filed herewith.
10(h)	Wells Fargo & Company 2022 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

136	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2022    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	137