Form 10-Q
period 2022-06-30
WELLS FARGO & COMPANY/MN
filed 2022-08-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 21, 2022
Common stock, $1-2/3 par value	3,793,049,509

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Jun 30, 2022 % Change from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021	% Change
Selected Income Statement Data
Total revenue	$17,028	17,592	20,270	(3)%	(16)	$34,620	38,802	(11)%
Noninterest expense	12,883	13,870	13,341	(7)	(3)	26,753	27,330	(2)
Pre-tax pre-provision profit (PTPP) (1)	4,145	3,722	6,929	11	(40)	7,867	11,472	(31)
Provision for credit losses	580	(787)	(1,260)	174	146	(207)	(2,308)	(91)
Wells Fargo net income	3,119	3,671	6,040	(15)	(48)	6,790	10,676	(36)
Wells Fargo net income applicable to common stock	2,839	3,393	5,743	(16)	(51)	6,232	9,999	(38)
Common Share Data
Diluted earnings per common share	0.74	0.88	1.38	(16)	(46)	1.62	2.40	(33)
Dividends declared per common share	0.25	0.25	0.10	—	150	0.50	0.20	150
Common shares outstanding	3,793.0	3,789.9	4,108.0	—	(8)
Average common shares outstanding	3,793.8	3,831.1	4,124.6	(1)	(8)	3,812.3	4,132.9	(8)
Diluted average common shares outstanding	3,819.6	3,868.9	4,156.1	(1)	(8)	3,845.0	4,164.6	(8)
Book value per common share (2)	$41.72	42.21	41.74	(1)	—
Tangible book value per common share (2)(3)	34.66	35.13	34.95	(1)	(1)
Selected Equity Data (period-end)
Total equity	179,793	181,689	193,127	(1)	(7)
Common stockholders’ equity	158,256	159,968	171,453	(1)	(8)
Tangible common equity (3)	131,460	133,144	143,577	(1)	(8)
Performance Ratios
Return on average assets (ROA) (4)	0.66%	0.78	1.25			0.72%	1.11
Return on average equity (ROE) (5)	7.1	8.4	13.6			7.8	12.0
Return on average tangible common equity (ROTCE) (3)	8.6	10.0	16.3			9.3	14.4
Efficiency ratio (6)	76	79	66			77	70
Net interest margin on a taxable-equivalent basis	2.39	2.16	2.02			2.27	2.04
Selected Balance Sheet Data (average)
Loans	$926,567	898,005	854,747	3	8	$912,365	864,041	6
Assets	1,902,571	1,919,392	1,939,879	(1)	(2)	1,910,935	1,937,167	(1)
Deposits	1,445,793	1,464,072	1,435,824	(1)	1	1,454,882	1,414,765	3
Selected Balance Sheet Data (period-end)
Debt securities	516,772	535,916	533,565	(4)	(3)
Loans	943,734	911,807	852,300	4	11
Allowance for credit losses for loans	12,884	12,681	16,391	2	(21)
Equity securities	61,774	70,755	64,547	(13)	(4)
Assets	1,881,142	1,939,709	1,945,996	(3)	(3)
Deposits	1,425,153	1,481,354	1,440,472	(4)	(1)

Headcount (#) (period-end)	243,674	246,577	259,196	(1)	(6)
Capital and other metrics
Risk-based capital ratios and components (7):
Standardized Approach:
Common equity tier 1 (CET1)	10.38%	10.45	12.07
Tier 1 capital	11.89	11.96	13.71
Total capital	14.65	14.72	16.84
Risk-weighted assets (RWAs) (in billions)	$1,253.6	1,265.5	1,188.7	(1)	5
Advanced Approach:
Common equity tier 1 (CET1)	11.60%	11.82	12.73
Tier 1 capital	13.30	13.52	14.47
Total capital	15.58	15.87	16.88
Risk-weighted assets (RWAs) (in billions)	$1,121.6	1,119.5	1,126.5	—	—
Tier 1 leverage ratio	7.96%	8.00	8.53
Supplementary Leverage Ratio (SLR)	6.63	6.61	7.09
Total Loss Absorbing Capacity (TLAC) Ratio (8)	22.72	22.31	25.11
Liquidity Coverage Ratio (LCR) (9)	121	119	123
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
(9)Represents average high-quality liquid assets divided by average projected net cash outflows, as each is defined under the LCR rule.

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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 41 on Fortune’s 2022 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2022.
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

Capital Matters
In June 2022, the Company completed the annual Comprehensive Capital Analysis and Review (CCAR) stress test process. We expect our stress capital buffer for the period October 1, 2022, through September 30, 2023, to increase 10 basis points to 3.20%. The FRB has indicated it will publish our final stress capital buffer by August 31, 2022.
On July 26, 2022, the Board approved an increase to the Company’s third quarter 2022 common stock dividend to $0.30 per share.
For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected income statement data
Net interest income	$10,198	8,800	1,398	16%	$19,419	17,608	1,811	10%
Noninterest income	6,830	11,470	(4,640)	(40)	15,201	21,194	(5,993)	(28)
Total revenue	17,028	20,270	(3,242)	(16)	34,620	38,802	(4,182)	(11)
Net charge-offs	345	379	(34)	(9)	650	902	(252)	(28)
Change in the allowance for credit losses	235	(1,639)	1,874	114	(857)	(3,210)	2,353	73
Provision for credit losses	580	(1,260)	1,840	146	(207)	(2,308)	2,101	91
Noninterest expense	12,883	13,341	(458)	(3)	26,753	27,330	(577)	(2)
Income tax expense	613	1,445	(832)	(58)	1,320	2,346	(1,026)	(44)
Wells Fargo net income	3,119	6,040	(2,921)	(48)	6,790	10,676	(3,886)	(36)
Wells Fargo net income applicable to common stock	2,839	5,743	(2,904)	(51)	6,232	9,999	(3,767)	(38)
In second quarter 2022, we generated $3.1 billion of net income and diluted earnings per common share (EPS) of $0.74, compared with $6.0 billion of net income and diluted EPS of $1.38 in the same period a year ago. In the first half of 2022, we generated $6.8 billion of net income and diluted EPS of $1.62, compared with $10.7 billion of net income and diluted EPS of $2.40 in the same period a year ago. Financial performance for the second quarter and first half of 2022, compared with the same periods a year ago, included the following:
•total revenue decreased due to lower net gains from equity securities and mortgage banking income, partially offset by higher net interest income;
•provision for credit losses increased reflecting loan growth and modest weakening in the economic outlook;
•noninterest expense decreased due to lower personnel expense, professional and outside services expense, and other expense, partially offset by higher operating losses;
•average loans increased due to growth in commercial and industrial, commercial real estate mortgage, credit card, auto and other consumer loans, partially offset by a decrease in residential mortgage – junior lien loans as paydowns exceeded originations. The first half of 2022 was also impacted by a decrease in residential mortgage – first lien loans as paydowns exceeded originations; and
•average deposits increased driven by growth in the Consumer Banking and Lending operating segment due to higher levels of liquidity and savings for consumer customers, partially offset by actions taken to manage under the asset cap which reduced deposits in the Corporate and Investment Banking operating segment and Corporate.

Capital and Liquidity
We maintained a strong capital position in the first half of 2022, with total equity of $179.8 billion at June 30, 2022, compared with $190.1 billion at December 31, 2021. Our liquidity and regulatory capital ratios remained strong at June 30, 2022, including:
•our Common Equity Tier 1 (CET1) ratio was 10.38% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.10%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 22.72%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 121%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $12.9 billion at June 30, 2022, decreased $904 million from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by increased uncertainty related to the risks of high inflation, as well as loan growth.
•Our provision for credit losses for loans was $(197) million in the first half of 2022, compared with $(2.4) billion in the same period a year ago, reflecting loan growth and modest weakening in the economic outlook, partially offset by lower net charge-offs.
•The allowance coverage for total loans was 1.37% at June 30, 2022, compared with 1.54% at December 31, 2021.
•Commercial portfolio net loan charge-offs were $23 million, or 2 basis points of average commercial loans, in second quarter 2022, compared with net loan charge-offs of $80 million, or 7 basis points, in the same period a year ago, due to lower losses and higher recoveries in our commercial and industrial portfolio within the transportation services and financials except banks industries.
•Consumer portfolio net loan charge-offs were $321 million, or 33 basis points of average consumer loans, in second quarter 2022, compared with net loan charge-offs of $301 million, or 32 basis points, in the same period a year ago, driven by lower recoveries in our residential mortgage portfolio and higher losses in our auto and other consumer portfolios, partially offset by lower losses in our credit card portfolio.
•Nonperforming assets (NPAs) of $6.1 billion at June 30, 2022, decreased $1.2 billion, or 16%, from December 31, 2021, driven by decreases in all commercial nonaccrual loan portfolios, and a decrease in residential mortgage nonaccrual loans due to sustained payment performance of borrowers after exiting COVID-19-related accommodation programs. NPAs represented 0.65% of total loans at June 30, 2022.

Wells Fargo & Company	5

Earnings Performance
Wells Fargo net income for second quarter 2022 was $3.1 billion ($0.74 diluted EPS), compared with $6.0 billion ($1.38 diluted EPS) in the same period a year ago. Net income decreased in second quarter 2022, compared with the same period a year ago, due to a $4.6 billion decrease in noninterest income and a $1.8 billion increase in provision for credit losses, partially offset by a $1.4 billion increase in net interest income, a $871 million decrease in net income from noncontrolling interests, a $832 million decrease in income tax expense, and a $458 million decrease in noninterest expense.
Net income for the first half of 2022 was $6.8 billion ($1.62 diluted EPS), compared with $10.7 billion ($2.40 diluted EPS) in the same period a year ago. Net income decreased in the first half of 2022, compared with the same period a year ago, due to a $6.0 billion decrease in noninterest income and a $2.1 billion increase in provision for credit losses, partially offset by a $1.8 billion increase in net interest income, a $1.0 billion decrease in income tax expense, a $794 million decrease in net income from noncontrolling interests, and a $577 million decrease in noninterest expense.

Net Interest Income
Net interest income and net interest margin increased in both the second quarter and first half of 2022, compared with the same periods a year ago, due to the impact of higher interest rates on earning assets, higher loan balances, and lower mortgage-backed securities (MBS) premium amortization, partially offset by lower interest income from Paycheck Protection Program (PPP) loans and loans purchased from securitization pools, and higher expenses for interest-bearing deposits and long-term debt. Interest income from PPP loans was $70 million in the first half of 2022, compared with $272 million in the same period a year ago. Additionally, interest income associated with loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools was $378 million in the first half of 2022, compared with $525 million in the same period a year ago. For additional information about loans purchased from GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
Table 1 presents the individual components of net interest income and the net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended June 30, 2022 and 2021.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2021 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2022			2021
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$146,271	321	0.88%	$255,237	70	0.11%
Federal funds sold and securities purchased under resale agreements	60,450	72	0.47	72,513	3	0.02
Debt securities:
Trading debt securities	89,258	557	2.50	84,612	501	2.37
Available-for-sale debt securities	147,138	701	1.91	192,418	686	1.43
Held-to-maturity debt securities	298,101	1,536	2.06	237,812	1,106	1.86
Total debt securities	534,497	2,794	2.09	514,842	2,293	1.78
Loans held for sale (2)	14,828	126	3.41	27,173	193	2.85
Loans:
Commercial loans:
Commercial and industrial – U.S.	288,831	2,179	3.02	248,153	1,627	2.63
Commercial and industrial – Non-U.S.	81,784	521	2.56	70,764	374	2.12
Real estate mortgage	131,128	980	3.00	120,526	823	2.74
Real estate construction	21,328	191	3.59	22,015	169	3.08
Lease financing	14,445	153	4.24	15,565	174	4.49
Total commercial loans	537,516	4,024	3.00	477,023	3,167	2.66
Consumer loans:
Residential mortgage – first lien	248,879	1,943	3.12	247,815	1,957	3.16
Residential mortgage – junior lien	14,998	168	4.48	20,457	211	4.13
Credit card	39,614	1,100	11.13	34,211	979	11.48
Auto	56,262	586	4.18	50,014	563	4.52
Other consumer	29,298	311	4.26	25,227	233	3.70
Total consumer loans	389,051	4,108	4.23	377,724	3,943	4.18
Total loans (2)	926,567	8,132	3.52	854,747	7,110	3.33
Equity securities	30,770	193	2.51	29,773	133	1.77
Other	16,085	26	0.65	9,103	1	0.04
Total interest-earning assets	$1,729,468	11,664	2.70%	$1,763,388	9,803	2.23%
Cash and due from banks	26,018	—		24,336	—
Goodwill	25,179	—		26,213	—
Other	121,906	—		125,942	—
Total noninterest-earning assets	$173,103	—		176,491	—
Total assets	$1,902,571	11,664		1,939,879	9,803
Liabilities
Deposits:
Demand deposits	$439,983	90	0.08%	$452,184	31	0.03%
Savings deposits	440,478	32	0.03	422,650	32	0.03
Time deposits	25,381	26	0.41	37,116	29	0.32
Deposits in non-U.S. offices	18,684	10	0.22	29,796	—	—
Total interest-bearing deposits	924,526	158	0.07	941,746	92	0.04
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	22,593	33	0.58	36,526	3	0.01
Other short-term borrowings	12,998	(2)	(0.07)	11,979	(14)	(0.49)
Total short-term borrowings	35,591	31	0.34	48,505	(11)	(0.09)
Long-term debt	151,230	1,011	2.67	181,101	712	1.57
Other liabilities	35,583	158	1.78	27,718	101	1.47
Total interest-bearing liabilities	$1,146,930	1,358	0.47%	$1,199,070	894	0.30%
Noninterest-bearing demand deposits	521,267	—		494,078	—
Other noninterest-bearing liabilities	53,358	—		55,763	—
Total noninterest-bearing liabilities	$574,625	—		549,841	—
Total liabilities	$1,721,555	1,358		1,748,911	894
Total equity	181,016	—		190,968	—
Total liabilities and equity	$1,902,571	1,358		1,939,879	894

Interest rate spread on a taxable-equivalent basis (3)			2.23%			1.93%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$10,306	2.39%		$8,909	2.02%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)
Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Six months ended June 30,
			2022			2021
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$162,570	417	0.52%	$239,425	127	0.11%
Federal funds sold and securities purchased under resale agreements	62,636	63	0.20	72,332	10	0.03
Debt securities:
Trading debt securities	89,964	1,110	2.47	85,990	1,035	2.41
Available-for-sale debt securities	158,032	1,424	1.81	199,642	1,527	1.53
Held-to-maturity debt securities	288,725	2,915	2.02	227,377	2,133	1.88
Total debt securities	536,721	5,449	2.03	513,009	4,695	1.83
Loans held for sale (2)	17,158	266	3.10	30,843	524	3.41
Loans:
Commercial loans:
Commercial and industrial – U.S.	282,485	3,879	2.77	250,510	3,223	2.59
Commercial and industrial – Non-U.S.	79,782	924	2.34	68,106	712	2.11
Real estate mortgage	129,306	1,813	2.83	120,629	1,635	2.73
Real estate construction	20,797	356	3.46	21,886	335	3.09
Lease financing	14,516	308	4.24	15,681	358	4.55
Total commercial loans	526,886	7,280	2.78	476,812	6,263	2.64
Consumer loans:
Residential mortgage – first lien	245,898	3,850	3.13	256,982	4,025	3.13
Residential mortgage – junior lien	15,505	333	4.32	21,384	439	4.13
Credit card	38,893	2,165	11.22	34,705	2,012	11.69
Auto	56,480	1,170	4.18	49,351	1,123	4.59
Other consumer	28,703	567	3.98	24,807	466	3.79
Total consumer loans	385,479	8,085	4.21	387,229	8,065	4.18
Total loans (2)	912,365	15,365	3.39	864,041	14,328	3.33
Equity securities	32,019	363	2.27	29,604	270	1.82
Other	13,804	29	0.43	9,299	2	0.04
Total interest-earning assets	$1,737,273	21,952	2.54%	$1,758,553	19,956	2.28%
Cash and due from banks	25,500	—		24,466	—
Goodwill	25,180	—		26,297	—
Other	122,982	—		127,851	—
Total noninterest-earning assets	$173,662	—		178,614	—
Total assets	$1,910,935	21,952		1,937,167	19,956
Liabilities
Deposits:
Demand deposits	$447,624	128	0.06%	$448,495	64	0.03%
Savings deposits	440,579	56	0.03	417,153	64	0.03
Time deposits	26,608	45	0.34	40,552	76	0.38
Deposits in non-U.S. offices	20,062	12	0.12	30,260	—	—
Total interest-bearing deposits	934,873	241	0.05	936,460	204	0.04
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	21,518	30	0.28	41,912	5	0.01
Other short-term borrowings	12,664	(13)	(0.21)	11,852	(25)	(0.43)
Total short-term borrowings	34,182	17	0.10	53,764	(20)	(0.08)
Long-term debt	152,509	1,772	2.32	189,673	1,738	1.83
Other liabilities	33,350	288	1.74	28,294	210	1.49
Total interest-bearing liabilities	$1,154,914	2,318	0.40%	$1,208,191	2,132	0.35%
Noninterest-bearing demand deposits	520,009	—		478,305	—
Other noninterest-bearing liabilities	52,350	—		60,645	—
Total noninterest-bearing liabilities	$572,359	—		538,950	—
Total liabilities	$1,727,273	2,318		1,747,141	2,132
Total equity	183,662	—		190,026	—
Total liabilities and equity	$1,910,935	2,318		1,937,167	2,132

Interest rate spread on a taxable-equivalent basis (3)			2.14%			1.93%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$19,634	2.27%		$17,824	2.04%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale debt securities. The interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $108 million and $109 million for the quarters ended June 30, 2022 and 2021, respectively, and $215 million and $216 million for the first half of 2022 and 2021, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Jun 30,				Six months ended Jun 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Deposit-related fees	$1,376	1,342	34	3%	$2,849	2,597	252	10%
Lending-related fees	353	362	(9)	(2)	695	723	(28)	(4)
Investment advisory and other asset-based fees	2,346	2,794	(448)	(16)	4,844	5,550	(706)	(13)
Commissions and brokerage services fees	542	580	(38)	(7)	1,079	1,216	(137)	(11)
Investment banking fees	286	570	(284)	(50)	733	1,138	(405)	(36)
Card fees	1,112	1,077	35	3	2,141	2,026	115	6
Net servicing income	125	(21)	146	695	279	(120)	399	333
Net gains on mortgage loan originations/sales	162	1,357	(1,195)	(88)	701	2,782	(2,081)	(75)
Mortgage banking	287	1,336	(1,049)	(79)	980	2,662	(1,682)	(63)
Net gains from trading activities	446	21	425	NM	664	369	295	80
Net gains from debt securities	143	—	143	NM	145	151	(6)	(4)
Net gains (losses) from equity securities	(615)	2,696	(3,311)	NM	(39)	3,088	(3,127)	NM
Lease income	333	313	20	6	660	628	32	5
Other	221	379	(158)	(42)	450	1,046	(596)	(57)
Total	$6,830	11,470	(4,640)	(40)	$15,201	21,194	(5,993)	(28)
NM – Not meaningful
Second quarter 2022 vs. second quarter 2021
Investment advisory and other asset-based fees decreased reflecting:
•lower asset-based and trust fees due to divestitures in fourth quarter 2021; and
•lower average market valuations.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Investment banking fees decreased due to lower market activity and a $107 million write-down on unfunded leveraged finance commitments due to the widening of market spreads.

Net servicing income increased driven by:
•lower amortization of the fair value mortgage servicing right (MSR) due to lower prepayment rates resulting from increases in interest rates;
partially offset by:
•lower contractually specified servicing fees due to a lower balance of loans serviced for others.

Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage held for sale (HFS) origination volumes and lower margins in our retail and correspondent production channels;
•lower gains related to the resecuritization of loans we purchased from GNMA loan securitization pools; and
•a shift in production to more correspondent loans, which have a lower production margin compared with retail loans.
For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.
Net gains from trading activities increased reflecting:
•higher foreign exchange and commodities trading revenue, as well as higher trading activity in equities;
partially offset by:
•lower trading activity in residential mortgage-backed securities and high yield products.

Net gains from debt securities increased due to higher gains on sales of asset-backed securities and municipal bonds as a result of increased sales volumes.

Net gains (losses) from equity securities decreased reflecting:
•lower unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses;
•lower realized gains on the sales of equity securities; and
•a $576 million impairment of equity securities (before the impact of noncontrolling interests) predominantly in our affiliated venture capital business driven by market conditions.

Other income decreased driven by a gain on the sale of a portion of our student loan portfolio in second quarter 2021.

First half of 2022 vs. first half of 2021
Deposit-related fees increased driven by:
•lower fee waivers and reversals as the first half of 2021 included various accommodations to support customers during the COVID-19 pandemic, as well as other temporary fee waivers; and
•higher overdraft fees driven by increased consumer transaction volumes, partially offset by the initial implementation of overdraft policy changes in 2022.

In January 2022, we announced enhancements and changes to help our consumer customers avoid overdraft-related fees, which we began to implement in March 2022. We expect this will lower certain deposit-related fees for the remainder of 2022.

Wells Fargo & Company	9

Earnings Performance (continued)
Investment advisory and other asset-based fees decreased reflecting:
•lower asset-based and trust fees due to divestitures in fourth quarter 2021; and
•lower average market valuations.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Commissions and brokerage services fees decreased driven by lower transactional revenue.

Investment banking fees decreased due to lower market activity and a $107 million write-down on unfunded leveraged finance commitments due to the widening of market spreads.

Card fees increased reflecting higher incentives and higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Net servicing income increased driven by:
•lower amortization of the fair value MSR due to lower prepayment rates driven by increases in interest rates; and
•lower unreimbursed servicing costs due to lower payoff volumes;
partially offset by:
•lower contractually specified servicing fees due to a lower balance of loans serviced for others.
Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage HFS origination volumes and lower margins in our retail and correspondent production channels;
•lower gains related to the resecuritization of loans we purchased from GNMA loan securitization pools; and
•a shift in production to more correspondent loans, which have a lower production margin compared with retail loans.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities increased reflecting:
•higher foreign exchange, rates, and commodities trading revenue, as well as higher trading activity in equities;
partially offset by:
•lower trading activity in residential mortgage-backed securities and high yield products.

Net gains (losses) from equity securities decreased reflecting:
•lower unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses;
•lower realized gains on the sales of equity securities; and
•a $1.0 billion impairment of equity securities (before the impact of noncontrolling interests) predominantly in our affiliated venture capital business driven by market conditions.
Other income decreased due to:
•a gain on the sale of substantially all of our student loan portfolio in the first half of 2021; and
•higher losses due to growth in wind energy investments (offset by benefits and credits in income tax expense);
partially offset by:
•lower valuation losses related to the retained litigation risk associated with shares of Visa Class B common stock that we sold. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk - Equity Securities” section in our 2021 Form 10-K.

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Jun 30,				Six months ended Jun 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Personnel	$8,442	8,818	(376)	(4)%	$17,713	18,376	(663)	(4)%
Technology, telecommunications and equipment	799	815	(16)	(2)	1,675	1,659	16	1
Occupancy	705	735	(30)	(4)	1,427	1,505	(78)	(5)
Operating losses	576	303	273	90	1,249	516	733	142
Professional and outside services	1,310	1,450	(140)	(10)	2,596	2,838	(242)	(9)
Leases (1)	185	226	(41)	(18)	373	452	(79)	(17)
Advertising and promotion	102	132	(30)	(23)	201	222	(21)	(9)
Restructuring charges	—	(4)	4	100	5	9	(4)	(44)
Other	764	866	(102)	(12)	1,514	1,753	(239)	(14)
Total	$12,883	13,341	(458)	(3)	$26,753	27,330	(577)	(2)
(1)Represents expenses for assets we lease to customers.
Second quarter 2022 vs. second quarter 2021

Personnel expense decreased driven by:
•the impact of divestitures and efficiency initiatives;
•lower incentive compensation expense, including the impact of lower market valuations on stock-based compensation; and
•lower revenue-related compensation expense.

Operating losses increased driven by higher litigation expense and higher customer remediation expense predominantly for a variety of historical matters.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Leases expense decreased driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio.
Advertising and promotion expense decreased driven by lower marketing and brand campaign volumes.
Other expenses decreased driven by:
•a write-down of goodwill in second quarter 2021 related to the sale of a portion of our student loan portfolio; and
•lower donation expense due to higher donations of PPP processing fees in second quarter 2021.

First half of 2022 vs. first half of 2021
Personnel expense decreased driven by:
•the impact of divestitures and efficiency initiatives;
•lower incentive compensation expense, including the impact of lower market valuations on stock-based compensation; and
•lower revenue-related compensation expense.
Occupancy expense decreased driven by efficiency initiatives.

Operating losses increased driven by higher customer remediation expense predominantly for a variety of historical matters, and higher litigation expense.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Leases expense decreased driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio.

Other expenses decreased driven by:
•a write-down of goodwill in the first half of 2021 related to the sale of substantially all of our student loan portfolio; and
•lower donation expense due to higher donations of PPP processing fees in the first half of 2021.

Income Tax Expense
Income tax expense was $613 million in second quarter 2022, compared with $1.4 billion in the same period a year ago. The effective income tax rate was 16.4% for second quarter 2022, compared with 19.3% for the same period a year ago.
Income tax expense was $1.3 billion in the first half of 2022, compared with $2.3 billion in the same period a year ago. The effective income tax rate was 16.3% for the first half of 2022, compared with 18.0% for the same period a year ago.
The decrease in our income tax expense for both the second quarter and first half of 2022, compared with the same periods a year ago, was predominantly driven by lower pre-tax income.

Wells Fargo & Company	11

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
Table 4: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer and Small Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Affiliated venture capital and private equity businesses • Non-strategic businesses

12	Wells Fargo & Company

Table 5 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Table 5: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2022
Net interest income	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income	2,135	912	1,516	2,789	(114)	(408)	6,830
Total revenue	8,507	2,492	3,573	3,705	(733)	(516)	17,028
Provision for credit losses	613	21	(62)	(7)	15	—	580
Noninterest expense	6,036	1,478	1,840	2,911	618	—	12,883
Income (loss) before income tax expense (benefit)	1,858	993	1,795	801	(1,366)	(516)	3,565
Income tax expense (benefit)	465	249	459	198	(242)	(516)	613
Net income (loss) before noncontrolling interests	1,393	744	1,336	603	(1,124)	—	2,952
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(170)	—	(167)
Net income (loss)	$1,393	741	1,336	603	(954)	—	3,119
Quarter ended June 30, 2021
Net interest income	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	8,686	2,108	3,338	3,536	3,023	(421)	20,270
Provision for credit losses	(367)	(382)	(501)	24	(34)	—	(1,260)
Noninterest expense	6,202	1,443	1,805	2,891	1,000	—	13,341
Income (loss) before income tax expense (benefit)	2,851	1,047	2,034	621	2,057	(421)	8,189
Income tax expense (benefit)	713	261	513	156	223	(421)	1,445
Net income before noncontrolling interests	2,138	786	1,521	465	1,834	—	6,744
Less: Net income (loss) from noncontrolling interests	—	2	(2)	—	704	—	704
Net income	$2,138	784	1,523	465	1,130	—	6,040
Six months ended June 30, 2022
Net interest income	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income	4,702	1,878	2,996	5,747	692	(814)	15,201
Total revenue	17,070	4,819	7,043	7,462	(745)	(1,029)	34,620
Provision for credit losses	423	(323)	(258)	(44)	(5)	—	(207)
Noninterest expense	12,431	3,009	3,823	6,086	1,404	—	26,753
Income (loss) before income tax expense (benefit)	4,216	2,133	3,478	1,420	(2,144)	(1,029)	8,074
Income tax expense (benefit)	1,053	529	884	352	(469)	(1,029)	1,320
Net income (loss) before noncontrolling interests	3,163	1,604	2,594	1,068	(1,675)	—	6,754
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(42)	—	(36)
Net income (loss)	$3,163	1,598	2,594	1,068	(1,633)	—	6,790
Six months ended June 30, 2021
Net interest income	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	17,340	4,189	6,942	7,080	4,050	(799)	38,802
Provision for credit losses	(786)	(781)	(785)	(19)	63	—	(2,308)
Noninterest expense	12,469	3,073	3,638	5,919	2,231	—	27,330
Income (loss) before income tax expense (benefit)	5,657	1,897	4,089	1,180	1,756	(799)	13,780
Income tax expense (benefit)	1,415	473	1,013	296	(52)	(799)	2,346
Net income before noncontrolling interests	4,242	1,424	3,076	884	1,808	—	11,434
Less: Net income (loss) from noncontrolling interests	—	3	(2)	—	757	—	758
Net income	$4,242	1,421	3,078	884	1,051	—	10,676
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

Wells Fargo & Company	13

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
Table 5a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$6,372	5,618	754	13%	$12,368	11,233	1,135	10%
Noninterest income:
Deposit-related fees	779	732	47	6	1,624	1,393	231	17
Card fees	1,038	1,017	21	2	1,999	1,909	90	5
Mortgage banking	211	1,158	(947)	(82)	865	2,417	(1,552)	(64)
Other	107	161	(54)	(34)	214	388	(174)	(45)
Total noninterest income	2,135	3,068	(933)	(30)	4,702	6,107	(1,405)	(23)
Total revenue	8,507	8,686	(179)	(2)	17,070	17,340	(270)	(2)
Net charge-offs	358	359	(1)	—	733	729	4	1
Change in the allowance for credit losses	255	(726)	981	135	(310)	(1,515)	1,205	80
Provision for credit losses	613	(367)	980	267	423	(786)	1,209	154
Noninterest expense	6,036	6,202	(166)	(3)	12,431	12,469	(38)	—
Income before income tax expense	1,858	2,851	(993)	(35)	4,216	5,657	(1,441)	(25)
Income tax expense	465	713	(248)	(35)	1,053	1,415	(362)	(26)
Net income	$1,393	2,138	(745)	(35)	$3,163	4,242	(1,079)	(25)
Revenue by Line of Business
Consumer and Small Business Banking	$5,510	4,714	796	17	$10,581	9,264	1,317	14
Consumer Lending:
Home Lending	972	2,072	(1,100)	(53)	2,462	4,299	(1,837)	(43)
Credit Card	1,304	1,218	86	7	2,569	2,406	163	7
Auto	436	415	21	5	880	818	62	8
Personal Lending	285	267	18	7	578	553	25	5
Total revenue	$8,507	8,686	(179)	(2)	$17,070	17,340	(270)	(2)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	11.1%	17.3			12.7%	17.2
Efficiency ratio (2)	71	71			73	72
Headcount (#) (period-end)	109,200	116,185		(6)	109,200	116,185		(6)
Retail bank branches (#)	4,660	4,878		(4)	4,660	4,878		(4)
Digital active customers (# in millions) (3)	33.4	32.6		2	33.4	32.6		2
Mobile active customers (# in millions) (3)	28.0	26.8		4	28.0	26.8		4

Consumer and Small Business Banking:
Deposit spread (4)	1.7%	1.5			1.7%	1.6
Debit card purchase volume ($ in billions) (5)	$125.2	122.0	3.2	3	$240.2	230.5	9.7	4
Debit card purchase transactions (# in millions) (5)	2,517	2,504		1	4,855	4,770		2
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$77	(76)	153	201%	$193	(199)	392	197%
Net gains on mortgage loan originations/sales	134	1,234	(1,100)	(89)	672	2,616	(1,944)	(74)
Total mortgage banking	$211	1,158	(947)	(82)	$865	2,417	(1,552)	(64)

Originations ($ in billions):
Retail	$19.6	36.9	(17.3)	(47)	$43.7	70.5	(26.8)	(38)
Correspondent	14.5	16.3	(1.8)	(11)	28.3	34.5	(6.2)	(18)
Total originations	$34.1	53.2	(19.1)	(36)	$72.0	105.0	(33.0)	(31)

% of originations held for sale (HFS)	46.1%	65.6			48.9%	70.7
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$696.9	769.4	(72.5)	(9)	$696.9	769.4	(72.5)	(9)
Mortgage servicing rights (MSR) carrying value (period-end)	9,163	6,717	2,446	36	9,163	6,717	2,446	36
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.31%	0.87			1.31%	0.87
Home lending loans 30+ days delinquency rate (7)(8)(9)	0.28	0.51			0.28	0.51

Credit Card:
Point of sale (POS) volume ($ in billions)	$30.1	23.6	6.5	28	$56.1	43.2	12.9	30
New accounts (# in thousands)	524	323		62	1,008	589		71
Credit card loans 30+ days delinquency rate	1.54%	1.53			1.54%	1.53

Auto:
Auto originations ($ in billions)	$5.4	8.3	(2.9)	(35)	$12.7	15.3	(2.6)	(17)
Auto loans 30+ days delinquency rate (8)	1.95%	1.30			1.95%	1.30

Personal Lending:
New volume ($ in billions)	$3.3	2.5	0.8	32	$5.9	4.4	1.5	34
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
(8)Excludes nonaccrual loans.
(9)Beginning in second quarter 2020, customer payment deferral activities instituted in response to the COVID-19 pandemic may have delayed the recognition of delinquencies for those customers who would have otherwise moved into past due or nonaccrual status.
Second quarter 2022 vs. second quarter 2021
Revenue decreased driven by:
•lower mortgage banking noninterest income due to lower origination volumes and margins, and lower gains related to the resecuritization of loans we purchased from GNMA securitization pools, partially offset by higher servicing income;
partially offset by:
•higher net interest income reflecting higher interest rates and higher deposit balances and deposit spreads; and
•higher deposit-related fees reflecting lower fee waivers and reversals, partially offset by lower fees reflecting the initial implementation of overdraft policy changes in March 2022.

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook.

Noninterest expense decreased driven by:
•lower personnel expense driven by lower revenue-related compensation in Home Lending due to lower production;
•lower occupancy expense and professional and outside
services expense related to efficiency initiatives; and
•lower donation expense due to higher donations of PPP processing fees in second quarter 2021;
partially offset by:
•higher operating losses reflecting higher customer remediation expense predominantly for a variety of historical matters, and higher litigation expense.

First half of 2022 vs. first half of 2021
Revenue decreased driven by:
•lower mortgage banking noninterest income due to lower origination volumes and margins, and lower gains related to the resecuritization of loans we purchased from GNMA securitization pools, partially offset by higher servicing income; and
•lower other income driven by lower gains on the sales of certain residential mortgage loans which were reclassified to held for sale;
partially offset by:
•higher net interest income reflecting higher interest rates and higher deposit balances and deposit spreads;

Wells Fargo & Company	15

Earnings Performance (continued)
•higher deposit-related fees reflecting lower fee waivers and reversals as the first half of 2021 included various accommodations to support customers during the COVID-19 pandemic, as well as other temporary fee waivers, and higher overdraft fees in the first half of 2022 driven by increased consumer transaction volumes, partially offset by the initial implementation of overdraft policy changes in 2022; and
•higher card fees reflecting higher incentives and higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook.
Noninterest expense decreased driven by:
•lower personnel expense driven by lower revenue-related incentive compensation in Home Lending due to lower production, as well as lower branch and operations staffing expense related to efficiency initiatives in Consumer and Small Business Banking;
•lower occupancy expense and professional and outside services expense related to efficiency initiatives; and
•lower donation expense due to higher donations of PPP processing fees in the first half of 2021;
partially offset by:
•higher operating losses reflecting higher customer remediation expense predominantly for a variety of historical matters.
Table 5b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer and Small Business Banking	$10,453	18,768	(8,315)	(44)%	$10,529	19,449	(8,920)	(46)%
Consumer Lending:
Home Lending	218,371	223,229	(4,858)	(2)	216,055	233,078	(17,023)	(7)
Credit Card	32,825	28,003	4,822	17	32,168	28,444	3,724	13
Auto	56,813	50,762	6,051	12	57,044	50,143	6,901	14
Personal Lending	12,397	11,130	1,267	11	12,177	11,314	863	8
Total loans	$330,859	331,892	(1,033)	—	$327,973	342,428	(14,455)	(4)
Total deposits	898,650	835,752	62,898	8	890,042	812,723	77,319	10
Allocated capital	48,000	48,000	—	—	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer and Small Business Banking	$10,400	16,494	(6,094)	(37)	$10,400	16,494	(6,094)	(37)
Consumer Lending:
Home Lending	222,088	218,626	3,462	2	222,088	218,626	3,462	2
Credit Card	34,075	28,548	5,527	19	34,075	28,548	5,527	19
Auto	56,224	51,784	4,440	9	56,224	51,784	4,440	9
Personal Lending	12,945	11,308	1,637	14	12,945	11,308	1,637	14
Total loans	$335,732	326,760	8,972	3	$335,732	326,760	8,972	3
Total deposits	892,373	840,434	51,939	6	892,373	840,434	51,939	6
Second quarter 2022 vs. second quarter 2021
Total loans (average) decreased as paydowns exceeded originations in our Home Lending and Consumer and Small Business Banking businesses, partially offset by higher customer spend and the launch of new products in our Credit Card business in the second half of 2021 and higher loan balances in our Auto business. Consumer and Small Business Banking loan balances were impacted by a decline in PPP loans.
Total deposits (average) increased driven by higher levels of customer liquidity and savings.
First half of 2022 vs. first half of 2021
Total loans (average) decreased as paydowns exceeded originations in our Home Lending and Consumer and Small Business Banking businesses, partially offset by higher customer spend and the launch of new products in our Credit Card business in the second half of 2021 and higher loan balances in our Auto business. Home Lending loan balances were impacted by the resecuritization of loans we purchased from GNMA loan securitization pools and the continued suspension of home equity originations. Consumer and Small Business Banking loan balances were impacted by a decline in PPP loans.
Total loans (period-end) increased driven by growth in our Home Lending business, higher customer spend and the launch of new products in our Credit Card business, and higher loan balances in our Auto business, partially offset by a decline in PPP loans in Consumer and Small Business Banking.

Total deposits (average and period-end) increased driven by higher levels of customer liquidity and savings.

16	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 5c and Table 5d provide additional information for Commercial Banking.
Table 5c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$1,580	1,202	378	31%	$2,941	2,456	485	20%
Noninterest income:
Deposit-related fees	310	325	(15)	(5)	638	642	(4)	(1)
Lending-related fees	122	135	(13)	(10)	243	271	(28)	(10)
Lease income	179	173	6	3	358	347	11	3
Other	301	273	28	10	639	473	166	35
Total noninterest income	912	906	6	1	1,878	1,733	145	8
Total revenue	2,492	2,108	384	18	4,819	4,189	630	15
Net charge-offs	4	53	(49)	(92)	(25)	92	(117)	NM
Change in the allowance for credit losses	17	(435)	452	104	(298)	(873)	575	66
Provision for credit losses	21	(382)	403	105	(323)	(781)	458	59
Noninterest expense	1,478	1,443	35	2	3,009	3,073	(64)	(2)
Income before income tax expense	993	1,047	(54)	(5)	2,133	1,897	236	12
Income tax expense	249	261	(12)	(5)	529	473	56	12
Less: Net income from noncontrolling interests	3	2	1	50	6	3	3	100
Net income	$741	784	(43)	(5)	$1,598	1,421	177	12

Revenue by Line of Business
Middle Market Banking	$1,459	1,151	308	27	$2,705	2,310	395	17
Asset-Based Lending and Leasing	1,033	957	76	8	2,114	1,879	235	13
Total revenue	$2,492	2,108	384	18	$4,819	4,189	630	15

Revenue by Product
Lending and leasing	$1,308	1,207	101	8	$2,563	2,409	154	6
Treasury management and payments	943	680	263	39	1,722	1,401	321	23
Other	241	221	20	9	534	379	155	41
Total revenue	$2,492	2,108	384	18	$4,819	4,189	630	15

Selected Metrics
Return on allocated capital	14.3%	15.2			15.6%	13.8
Efficiency ratio	59	68			62	73
Headcount (#) (period-end)	17,792	19,647		(9)	17,792	19,647		(9)
NM – Not meaningful
Second quarter 2022 vs. second quarter 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances; and
•higher other noninterest income driven by higher income from investments accounted for under the equity method;
partially offset by:
•lower unrealized gains on equity securities and lower realized gains on the sales of equity securities.

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook, partially offset by lower net charge-offs.

Noninterest expense increased driven by:
•higher operating costs;
partially offset by:
•lower spending due to efficiency initiatives, including lower personnel expense from reduced headcount.
First half of 2022 vs. first half of 2021

Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances; and
•higher other noninterest income driven by higher income from investments accounted for under the equity method and higher income from renewable energy investments;
partially offset by:
•lower realized gains on the sales of equity securities.

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook, partially offset by lower net charge-offs.

Noninterest expense decreased driven by:
•lower spending due to efficiency initiatives, including lower personnel expense from reduced headcount;

Wells Fargo & Company	17

Earnings Performance (continued)
•lower lease expense driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio; and
•lower operating losses due to lower litigation expense and customer remediation expense;
partially offset by:
•higher operating costs.
Table 5d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$143,833	117,585	26,248	22%	$139,835	119,248	20,587	17%
Commercial real estate	44,790	47,203	(2,413)	(5)	44,921	47,885	(2,964)	(6)
Lease financing and other	13,396	13,784	(388)	(3)	13,472	13,712	(240)	(2)
Total loans	$202,019	178,572	23,447	13	$198,228	180,845	17,383	10
Loans by Line of Business:
Middle Market Banking	$113,033	102,054	10,979	11	$110,820	103,210	7,610	7
Asset-Based Lending and Leasing	88,986	76,518	12,468	16	87,408	77,635	9,773	13
Total loans	$202,019	178,572	23,447	13	$198,228	180,845	17,383	10
Total deposits	188,286	192,586	(4,300)	(2)	194,458	190,984	3,474	2
Allocated capital	19,500	19,500	—	—	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$146,656	117,782	28,874	25	$146,656	117,782	28,874	25
Commercial real estate	44,992	46,905	(1,913)	(4)	44,992	46,905	(1,913)	(4)
Lease financing and other	13,593	14,218	(625)	(4)	13,593	14,218	(625)	(4)
Total loans	$205,241	178,905	26,336	15	$205,241	178,905	26,336	15
Loans by Line of Business:
Middle Market Banking	$116,064	102,062	14,002	14	$116,064	102,062	14,002	14
Asset-Based Lending and Leasing	89,177	76,843	12,334	16	89,177	76,843	12,334	16
Total loans	$205,241	178,905	26,336	15	$205,241	178,905	26,336	15
Total deposits	183,145	197,461	(14,316)	(7)	183,145	197,461	(14,316)	(7)
Second quarter 2022 vs. second quarter 2021
Total loans (average) increased driven by higher loan demand, including higher line utilization, and customer growth.
First half of 2022 vs. first half of 2021

Total loans (average and period-end) increased driven by higher loan demand, including higher line utilization, and customer growth.

Total deposits (period-end) decreased reflecting continued actions to manage under the asset cap and the transfer of certain customer accounts to the Consumer Banking and Lending operating segment in first quarter 2022.

18	Wells Fargo & Company

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
Table 5e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$2,057	1,783	274	15%	$4,047	3,562	485	14%
Noninterest income:
Deposit-related fees	280	277	3	1	573	543	30	6
Lending-related fees	195	190	5	3	380	373	7	2
Investment banking fees	307	580	(273)	(47)	769	1,191	(422)	(35)
Net gains from trading activities	378	30	348	NM	606	361	245	68
Other	356	478	(122)	(26)	668	912	(244)	(27)
Total noninterest income	1,516	1,555	(39)	(3)	2,996	3,380	(384)	(11)
Total revenue	3,573	3,338	235	7	7,043	6,942	101	1
Net charge-offs	(11)	(19)	8	42	(42)	18	(60)	NM
Change in the allowance for credit losses	(51)	(482)	431	89	(216)	(803)	587	73
Provision for credit losses	(62)	(501)	439	88	(258)	(785)	527	67
Noninterest expense	1,840	1,805	35	2	3,823	3,638	185	5
Income before income tax expense	1,795	2,034	(239)	(12)	3,478	4,089	(611)	(15)
Income tax expense	459	513	(54)	(11)	884	1,013	(129)	(13)
Less: Net loss from noncontrolling interests	—	(2)	2	100	—	(2)	2	100
Net income	$1,336	1,523	(187)	(12)	$2,594	3,078	(484)	(16)

Revenue by Line of Business
Banking:
Lending	$528	474	54	11	$1,049	927	122	13
Treasury Management and Payments	529	353	176	50	961	723	238	33
Investment Banking	222	407	(185)	(45)	553	823	(270)	(33)
Total Banking	1,279	1,234	45	4	2,563	2,473	90	4
Commercial Real Estate	1,060	1,014	46	5	2,055	1,926	129	7
Markets:
Fixed Income, Currencies, and Commodities (FICC)	934	888	46	5	1,811	2,032	(221)	(11)
Equities	253	206	47	23	520	458	62	14
Credit Adjustment (CVA/DVA) and Other	13	(16)	29	181	38	20	18	90
Total Markets	1,200	1,078	122	11	2,369	2,510	(141)	(6)
Other	34	12	22	183	56	33	23	70
Total revenue	$3,573	3,338	235	7	$7,043	6,942	101	1

Selected Metrics
Return on allocated capital	13.8%	17.0			13.5%	17.3
Efficiency ratio	51	54			54	52
Headcount (#) (period-end)	9,000	8,673		4	9,000	8,673		4
NM – Not meaningful
Second quarter 2022 vs. second quarter 2021
Revenue increased driven by:
•higher net gains from trading activities driven by higher foreign exchange and commodities trading revenue, as well as higher trading activity in equities, partially offset by lower trading activity in residential mortgage-backed securities and high yield products; and
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances;
partially offset by:
•lower investment banking fees due to lower market activity and a $107 million write-down on unfunded leveraged finance commitments due to the widening of market spreads;
•lower other noninterest income driven by lower mortgage banking income due to lower commercial mortgage-backed securities gain on sale margins and volumes.

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook.

Wells Fargo & Company	19

Earnings Performance (continued)
First half of 2022 vs. first half of 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances; and
•higher net gains from trading activities driven by higher foreign exchange, rates, and commodities trading revenue, as well as higher trading activity in equities, partially offset by lower trading activity in residential mortgage-backed securities and high yield products;
partially offset by:
•lower investment banking fees due to lower market activity and a $107 million write-down on unfunded leveraged finance commitments due to the widening of market spreads; and
•lower other noninterest income driven by lower mortgage banking income due to lower commercial mortgage-backed securities gain on sale margins and volumes, partially offset by higher income in our low-income housing business;

Provision for credit losses increased due to loan growth and modest weakening in the economic outlook, partially offset by lower net charge-offs.
Noninterest expense increased driven by higher personnel expense due to higher salaries expense.
Table 5f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$200,527	167,076	33,451	20%	$195,865	164,696	31,169	19%
Commercial real estate	98,167	85,346	12,821	15	95,770	84,606	11,164	13
Total loans	$298,694	252,422	46,272	18	$291,635	249,302	42,333	17
Loans by Line of Business:
Banking	$109,123	90,839	18,284	20	$105,822	88,699	17,123	19
Commercial Real Estate	133,212	108,893	24,319	22	129,749	108,255	21,494	20
Markets	56,359	52,690	3,669	7	56,064	52,348	3,716	7
Total loans	$298,694	252,422	46,272	18	$291,635	249,302	42,333	17
Trading-related assets:
Trading account securities	$110,499	104,743	5,756	5	$113,079	105,546	7,533	7
Reverse repurchase agreements/securities borrowed	48,909	62,066	(13,157)	(21)	51,854	63,010	(11,156)	(18)
Derivative assets	30,845	24,731	6,114	25	28,557	25,910	2,647	10
Total trading-related assets	$190,253	191,540	(1,287)	(1)	$193,490	194,466	(976)	(1)
Total assets	564,306	513,414	50,892	10	557,891	512,476	45,415	9
Total deposits	164,860	190,810	(25,950)	(14)	167,009	192,645	(25,636)	(13)
Allocated capital	36,000	34,000	2,000	6	36,000	34,000	2,000	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$207,414	166,969	40,445	24	$207,414	166,969	40,445	24
Commercial real estate	100,872	86,290	14,582	17	100,872	86,290	14,582	17
Total loans	$308,286	253,259	55,027	22	$308,286	253,259	55,027	22
Loans by Line of Business:
Banking	$111,639	92,758	18,881	20	$111,639	92,758	18,881	20
Commercial Real Estate	137,083	108,885	28,198	26	137,083	108,885	28,198	26
Markets	59,564	51,616	7,948	15	59,564	51,616	7,948	15
Total loans	$308,286	253,259	55,027	22	$308,286	253,259	55,027	22
Trading-related assets:
Trading account securities	$109,634	108,291	1,343	1	$109,634	108,291	1,343	1
Reverse repurchase agreements/securities borrowed	42,696	57,351	(14,655)	(26)	42,696	57,351	(14,655)	(26)
Derivative assets	24,540	25,288	(748)	(3)	24,540	25,288	(748)	(3)
Total trading-related assets	$176,870	190,930	(14,060)	(7)	$176,870	190,930	(14,060)	(7)
Total assets	567,733	516,518	51,215	10	567,733	516,518	51,215	10
Total deposits	162,439	188,219	(25,780)	(14)	162,439	188,219	(25,780)	(14)
Second quarter 2022 vs. second quarter 2021
Total assets (average) increased driven by higher loan balances reflecting broad-based loan demand driven by a modest increase in utilization rates due to increased client working capital needs.
Total deposits (average) decreased reflecting continued actions to manage under the asset cap.

20	Wells Fargo & Company

First half of 2022 vs. first half of 2021
Total assets (average and period-end) increased driven by higher loan balances reflecting broad-based loan demand driven by a modest increase in utilization rates due to increased client working capital needs.

Total deposits (average and period-end) decreased reflecting continued actions to manage under the asset cap.
Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®. Table 5g and Table 5h provide additional information for Wealth and Investment Management (WIM).
Table 5g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$916	610	306	50%	$1,715	1,267	448	35%
Noninterest income:
Investment advisory and other asset-based fees	2,306	2,382	(76)	(3)	4,782	4,688	94	2
Commissions and brokerage services fees	459	513	(54)	(11)	913	1,068	(155)	(15)
Other	24	31	(7)	(23)	52	57	(5)	(9)
Total noninterest income	2,789	2,926	(137)	(5)	5,747	5,813	(66)	(1)
Total revenue	3,705	3,536	169	5	7,462	7,080	382	5
Net charge-offs	—	(6)	6	100	(4)	(6)	2	33
Change in the allowance for credit losses	(7)	30	(37)	NM	(40)	(13)	(27)	NM
Provision for credit losses	(7)	24	(31)	NM	(44)	(19)	(25)	NM
Noninterest expense	2,911	2,891	20	1	6,086	5,919	167	3
Income before income tax expense	801	621	180	29	1,420	1,180	240	20
Income tax expense	198	156	42	27	352	296	56	19
Net income	$603	465	138	30	$1,068	884	184	21

Selected Metrics
Return on allocated capital	27.1%	20.7			24.1%	19.8
Efficiency ratio	79	82			82	84
Headcount (#) (period-end)	24,996	26,989		(7)	24,996	26,989		(7)
Advisory assets ($ in billions)	$800	931	(131)	(14)	$800	931	(131)	(14)
Other brokerage assets and deposits ($ in billions)	1,035	1,212	(177)	(15)	1,035	1,212	(177)	(15)
Total client assets ($ in billions)	$1,835	2,143	(308)	(14)	$1,835	2,143	(308)	(14)
Annualized revenue per advisor ($ in thousands) (1)	1,213	1,084	129	12	1,217	1,071	146	14
Total financial and wealth advisors (#) (period-end)	12,184	12,819		(5)	12,184	12,819		(5)

Selected Balance Sheet Data (average)
Total loans	$85,912	81,784	4,128	5	$85,342	81,314	4,028	5
Total deposits	173,670	174,980	(1,310)	(1)	179,708	174,333	5,375	3
Allocated capital	8,750	8,750	—	—	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$85,342	82,783	2,559	3	$85,342	82,783	2,559	3
Total deposits	165,633	174,267	(8,634)	(5)	165,633	174,267	(8,634)	(5)
NM – Not meaningful
(1)Represents annualized segment total revenue divided by average total financial and wealth advisors for the period.
Second quarter 2022 vs. second quarter 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates, as well as higher loan balances;
partially offset by:
•lower investment advisory and other asset-based fees due to lower average market valuations; and
•lower commissions and brokerage services fees due to lower transactional revenue.
Total loans (average) increased due to higher securities-based loan balances.

Wells Fargo & Company	21

Earnings Performance (continued)
First half of 2022 vs. first half of 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates, as well as higher deposit and loan balances; and
•higher investment advisory and other asset-based fees due to higher average market valuations;
partially offset by:
•lower commissions and brokerage services fees due to lower transactional revenue.
Noninterest expense increased driven by higher operating costs.
Total loans (average and period-end) increased due to higher securities-based loan balances.
Total deposits (period-end) decreased as customers continued to allocate more cash into higher yielding liquid alternatives.
WIM Advisory Assets In addition to transactional accounts, WIM offers advisory account relationships to brokerage customers. Fees from advisory accounts are generally based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers, as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
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
For second quarter 2022 and 2021, the average fee rate by account type ranged from 50 to 120 basis points.
Table 5h: WIM Advisory Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2022
Client-directed (4)	$193.7	7.5	(10.0)	(24.2)	167.0	$205.6	16.3	(20.2)	(34.7)	167.0
Financial advisor-directed (5)	247.2	9.8	(11.3)	(27.1)	218.6	255.5	22.4	(21.2)	(38.1)	218.6
Separate accounts (6)	192.8	6.1	(7.2)	(20.1)	171.6	203.3	13.6	(14.2)	(31.1)	171.6
Mutual fund advisory (7)	95.1	2.1	(4.0)	(11.0)	82.2	102.1	5.3	(8.0)	(17.2)	82.2
Total Wells Fargo Advisors	$728.8	25.5	(32.5)	(82.4)	639.4	$766.5	57.6	(63.6)	(121.1)	639.4
The Private Bank (8)	183.6	7.1	(13.5)	(16.8)	160.4	198.0	14.5	(25.2)	(26.9)	160.4
Total WIM advisory assets	$912.4	32.6	(46.0)	(99.2)	799.8	$964.5	72.1	(88.8)	(148.0)	799.8
June 30, 2021
Client-directed (4)	$192.7	11.1	(12.2)	9.7	201.3	$186.3	21.7	(22.0)	15.3	201.3
Financial advisor-directed (5)	223.4	12.3	(10.9)	13.2	238.0	211.0	24.6	(19.9)	22.3	238.0
Separate accounts (6)	183.1	8.0	(7.7)	9.5	192.9	174.6	16.5	(14.7)	16.5	192.9
Mutual fund advisory (7)	94.7	4.3	(3.6)	4.7	100.1	91.4	8.3	(7.1)	7.5	100.1
Total Wells Fargo Advisors	$693.9	35.7	(34.4)	37.1	732.3	$663.3	71.1	(63.7)	61.6	732.3
The Private Bank (8)	191.5	9.3	(11.1)	8.7	198.4	189.4	18.2	(23.6)	14.4	198.4
Total WIM advisory assets	$885.4	45.0	(45.5)	45.8	930.7	$852.7	89.3	(87.3)	76.0	930.7
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

22	Wells Fargo & Company

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
Table 5j provide additional information for Corporate.
Table 5i: Corporate – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$(619)	(304)	(315)	NM	$(1,437)	(694)	(743)	NM
Noninterest income	(114)	3,327	(3,441)	NM	692	4,744	(4,052)	(85)%
Total revenue	(733)	3,023	(3,756)	NM	(745)	4,050	(4,795)	NM
Net charge-offs	(6)	(8)	2	25%	(12)	69	(81)	NM
Change in the allowance for credit losses	21	(26)	47	181	7	(6)	13	217
Provision for credit losses	15	(34)	49	144	(5)	63	(68)	NM
Noninterest expense	618	1,000	(382)	(38)	1,404	2,231	(827)	(37)
Income (loss) before income tax benefit	(1,366)	2,057	(3,423)	NM	(2,144)	1,756	(3,900)	NM
Income tax expense (benefit)	(242)	223	(465)	NM	(469)	(52)	(417)	NM
Less: Net income (loss) from noncontrolling interests (1)	(170)	704	(874)	NM	(42)	757	(799)	NM
Net income (loss)	$(954)	1,130	(2,084)	NM	$(1,633)	1,051	(2,684)	NM

Selected Metrics
Headcount (#) (period-end)	82,686	87,702		(6)	82,686	87,702		(6)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Second quarter 2022 vs. second quarter 2021
Revenue decreased driven by:
•lower net gains from equity securities due to lower unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses, lower realized gains on the sales of equity securities, and higher impairment driven by market conditions;
•lower investment advisory and other asset-based fees reflecting lower asset-based and trust fees due to divestitures in fourth quarter 2021;
•lower net interest income due to higher deposit crediting rates paid to the operating segments, unfavorable hedge ineffectiveness accounting results, and the sale of our Corporate Trust Services business in 2021; and
•a gain on the sale of a portion of our student loan portfolio and a modest gain on the sale of our Canadian equipment finance business in second quarter 2021;
partially offset by:
•lower valuation losses related to the retained litigation risk associated with shares of Visa Class B common stock that we sold; and
•higher net gains from debt securities due to higher gains on sales of asset-backed securities and municipal bonds as a result of higher sales volumes.

Noninterest expense decreased due to:
•the impact of divestitures; and
•a write-down of goodwill in second quarter 2021 related to the sale of a portion of our student loan portfolio.
First half of 2022 vs. first half of 2021
Revenue decreased driven by:
•lower net gains from equity securities due to lower unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses, lower realized gains on the sales of equity securities, and higher impairment driven by market conditions;
•lower investment advisory and other asset-based fees reflecting lower asset-based and trust fees due to divestitures in fourth quarter 2021;
•lower net interest income due to higher deposit crediting rates paid to the operating segments and the sales of our student loan portfolio and our Corporate Trust Services business in 2021; and
•a gain on the sale of substantially all of our student loan portfolio in the first half of 2021;
partially offset by:
•lower valuation losses related to the retained litigation risk associated with shares of Visa Class B common stock that we sold.

Provision for credit losses decreased due to lower net charge-offs driven by the sale of substantially all of our student loan portfolio in the first half of 2021.

Noninterest expense decreased due to:
•the impact of divestitures; and
•a write-down of goodwill in the first half of 2021 related to the sale of substantially all of our student loan portfolio.

Wells Fargo & Company	23

Earnings Performance (continued)
Corporate includes our rail car leasing business, which had long-lived operating lease assets (as a lessor) of $4.9 billion, which was net of $2.2 billion of accumulated depreciation, as of June 30, 2022. The average age of our rail cars is 21 years and the rail cars are typically leased under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of June 30, 2022, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairment may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K.
Table 5j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$145,637	255,043	(109,406)	(43)%	$162,101	239,010	(76,909)	(32)%
Available-for-sale debt securities	127,997	185,396	(57,399)	(31)	142,297	192,867	(50,570)	(26)
Held-to-maturity debt securities	291,710	237,788	53,922	23	283,655	227,623	56,032	25
Equity securities	15,681	11,499	4,182	36	15,720	11,203	4,517	40
Total loans	9,083	10,077	(994)	(10)	9,187	10,152	(965)	(10)
Total assets	642,606	754,629	(112,023)	(15)	664,850	741,203	(76,353)	(10)
Total deposits	20,327	41,696	(21,369)	(51)	23,665	44,080	(20,415)	(46)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$123,872	248,784	(124,912)	(50)	$123,872	248,784	(124,912)	(50)
Available-for-sale debt securities	114,469	177,923	(63,454)	(36)	114,469	177,923	(63,454)	(36)
Held-to-maturity debt securities	298,895	260,054	38,841	15	298,895	260,054	38,841	15
Equity securities	15,004	13,142	1,862	14	15,004	13,142	1,862	14
Total loans	9,133	10,593	(1,460)	(14)	9,133	10,593	(1,460)	(14)
Total assets	611,658	761,915	(150,257)	(20)	611,658	761,915	(150,257)	(20)
Total deposits	21,563	40,091	(18,528)	(46)	21,563	40,091	(18,528)	(46)
Second quarter 2022 vs. second quarter 2021
Total assets (average) decreased reflecting:
•a decrease in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of a decrease in long-term debt and an increase in loans in the operating segments; and
•a transfer from available-for-sale debt securities to held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk.

Total deposits (average) decreased due to divestitures in fourth quarter 2021 and actions taken to manage under the asset cap.
First half of 2022 vs. first half of 2021
Total assets (average and period-end) decreased reflecting:
•a decrease in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of a decrease in long-term debt and an increase in loans in the operating segments; and
•a transfer from available-for-sale debt securities to held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk.

Total deposits (average and period-end) decreased due to divestitures in fourth quarter 2021 and actions taken to manage under the asset cap.

24	Wells Fargo & Company

Balance Sheet Analysis
At June 30, 2022, our assets totaled $1.88 trillion, down $66.9 billion from December 31, 2021.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 6: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2022				December 31, 2021
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$131,991	(6,159)	125,832	5.9	$175,463	1,781	177,244	5.2
Held-to-maturity (3)	301,783	(29,739)	272,044	8.0	272,022	364	272,386	6.3
Total	$433,774	(35,898)	397,876	n/a	$447,485	2,145	449,630	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $9 million and $8 million related to available-for-sale debt securities and $83 million and $96 million related to held-to-maturity debt securities at June 30, 2022 and December 31, 2021, respectively.
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
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities decreased from December 31, 2021. Purchases of AFS and HTM debt securities, including HTM debt securities through securitizations of loans held for sale (LHFS), were more than offset by portfolio runoff and AFS debt security sales. In addition, we transferred AFS debt securities with a fair value of $43.0 billion to HTM debt securities in the first half of 2022 due to actions taken to reposition the overall portfolio for capital management purposes. Debt securities transferred from AFS to HTM in the first half of 2022 had $3.9 billion of pre-tax unrealized losses at the time of the transfers.
The total net unrealized losses on AFS and HTM debt securities at June 30, 2022, were driven by higher interest rates and wider credit spreads.
At June 30, 2022, 98% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 7 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2021, predominantly due to an increase in the commercial and industrial loan portfolio, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Consumer loans increased from
December 31, 2021, predominantly driven by an increase in the residential mortgage – first lien portfolio due to loan originations of $36.8 billion, partially offset by loan paydowns and the transfer of $4.9 billion of first lien mortgage loans to loans held for sale (LHFS), substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods.
Table 7: Loan Portfolios

(in millions)	June 30, 2022	December 31, 2021
Commercial	$549,919	513,120
Consumer	393,815	382,274
Total loans	$943,734	895,394
Change from prior year-end	$48,340	7,757
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

26	Wells Fargo & Company

Deposits
Deposits decreased from December 31, 2021, reflecting:
•lower interest-bearing demand deposits driven by elevated consumer spending, as well as the transition of client assets related to the sale of trust deposits;
•customers continuing to allocate more cash into higher yielding liquid alternatives; and
•continued actions taken to manage under the asset cap resulting in declines in time deposits, such as brokered certificates of deposit (CDs);
partially offset by:
•higher levels of liquidity and savings for consumer customers.

Table 8 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 8: Deposits

($ in millions)	Jun 30, 2022	% of total deposits	Dec 31, 2021	% of total deposits	% Change
Noninterest-bearing demand deposits	$515,437	36%	$527,748	36%	(2)
Interest-bearing demand deposits	428,433	30	465,887	31	(8)
Savings deposits	436,499	31	439,600	30	(1)
Time deposits	25,203	2	29,461	2	(14)
Interest-bearing deposits in non-U.S. offices	19,581	1	19,783	1	(1)
Total deposits	$1,425,153	100%	$1,482,479	100%	(4)

Wells Fargo & Company	27

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on the consolidated balance sheet, or may be recorded on the consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include unfunded credit commitments, transactions with unconsolidated entities, guarantees, commitments to purchase debt and equity securities, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Unfunded Credit Commitments
Unfunded credit commitments are legally binding agreements to lend to customers with terms covering usage of funds, contractual interest rates, expiration dates, and any required collateral. The maximum credit risk for these commitments will generally be lower than the contractual amount because these commitments may expire without being used or may be cancelled at the customer’s request. Our credit risk monitoring activities include managing the amount of commitments, both to individual customers and in total, and the size and maturity structure of these commitments. For additional information, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

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

28	Wells Fargo & Company

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. We continue to monitor our business, including our loan portfolios, for any direct, indirect, and macro-economic impacts stemming from the conflict in Ukraine and any associated economic sanctions.
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

Table 9: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$380,235	350,436
Real estate mortgage	133,411	127,733
Real estate construction	21,743	20,092
Lease financing	14,530	14,859
Total commercial	549,919	513,120
Consumer:
Residential mortgage – first lien	252,941	242,270
Residential mortgage – junior lien	14,604	16,618
Credit card	41,222	38,453
Auto	55,658	56,659
Other consumer	29,390	28,274
Total consumer	393,815	382,274
Total loans	$943,734	895,394
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
Credit Quality Overview  Credit quality in second quarter 2022 reflected:
•Nonaccrual loans were $6.0 billion at June 30, 2022, compared with $7.2 billion at December 31, 2021. Commercial nonaccrual loans decreased to $1.7 billion at June 30, 2022, compared with $2.4 billion at December 31, 2021, and consumer nonaccrual loans decreased to $4.3 billion at June 30, 2022, compared with $4.8 billion at December 31, 2021. Nonaccrual loans represented 0.64% of total loans at June 30, 2022, compared with 0.81% at December 31, 2021.
•Net loan charge-offs (recoveries) as a percentage of our average commercial and consumer loan portfolios were 0.02% and 0.33% in the second quarter and 0.00% and 0.34% in the first half of 2022, respectively, compared with 0.07% and 0.32% in the second quarter and 0.10% and 0.35%, respectively, in the first half of 2021.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $579 million and $412 million in our commercial and consumer portfolios, respectively, at June 30, 2022, compared with $235 million and $424 million at December 31, 2021.
•Our provision for credit losses for loans was $578 million and $(197) million in the second quarter and first half of 2022, respectively, compared with $(1.2) billion and $(2.4) billion for the same periods a year ago.
•The ACL for loans decreased to $12.9 billion, or 1.37% of total loans, at June 30, 2022, compared with $13.8 billion, or 1.54%, at December 31, 2021.

Additional information on our loan portfolios and our credit quality trends follows.

Wells Fargo & Company	29

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
We had $11.1 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at June 30, 2022, compared with $13.0 billion at December 31, 2021. The decline was driven by decreases in the technology, telecom and media, real estate and construction, and oil, gas and pipelines industries, as these industries continued to recover from the economic impacts of the COVID-19 pandemic, partially offset by an increase in the equipment, machinery and parts manufacturing industry.
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
The portfolio increased at June 30, 2022, compared with December 31, 2021, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Table 10 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 10: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$56	146,264	15%	$245,199	104	142,283	16%	$236,133
Technology, telecom and media	70	26,215	3	67,564	64	23,345	3	62,984
Real estate and construction	67	26,154	3	58,281	78	25,035	3	55,304
Equipment, machinery and parts manufacturing	19	21,473	2	45,914	24	18,130	2	43,729
Retail	19	18,994	2	41,335	27	17,645	2	41,344
Materials and commodities	25	16,793	2	38,571	32	14,684	2	36,660
Food and beverage manufacturing	6	15,522	2	33,816	7	13,242	1	30,882
Oil, gas and pipelines	84	9,878	1	31,043	197	8,828	*	28,978
Health care and pharmaceuticals	20	13,936	1	29,624	24	12,847	1	28,808
Auto related	11	11,868	1	27,255	31	10,629	1	25,735
Utilities	77	9,060	*	25,579	77	6,982	*	22,406
Commercial services	38	10,954	1	24,824	78	10,492	1	24,617
Banks	—	19,775	2	20,836	—	16,178	2	16,612
Diversified or miscellaneous	10	8,661	*	20,714	3	7,493	*	18,317
Entertainment and recreation	39	11,399	1	18,909	23	9,907	1	17,893
Transportation services	213	8,583	*	15,725	288	8,162	*	14,710
Insurance and fiduciaries	1	5,104	*	15,688	1	3,387	*	13,993
Government and education	16	6,096	*	12,225	5	5,863	*	11,193
Agribusiness	26	6,070	*	11,631	35	6,086	*	11,576
Other (2)	21	1,966	*	9,248	30	4,077	*	11,583
Total	$818	394,765	42%	$793,981	1,128	365,295	41%	$753,457
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. In second quarter 2022, we reclassified commitments for securities-based loans from commercial and industrial loan commitments to other consumer loan commitments to align all securities-based loan commitments originated by the Wealth and Investment Management operating segment. Prior period balances have been revised to conform with the current period presentation. For additional information on issued letters of credit, see
Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.0 billion and $3.1 billion at June 30, 2022, and December 31, 2021, respectively.

30	Wells Fargo & Company

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
Table 10a: Financials Except Banks Industry Category

	June 30, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	56,714	6%	$101,813	1	60,518	7%	$101,035
Commercial finance (3)	37	48,462	5	72,265	82	46,043	5	69,923
Real estate finance (4)	9	26,782	3	42,751	9	23,231	3	37,997
Consumer finance (5)	9	14,306	1	28,370	12	12,491	1	27,178
Total	$56	146,264	15%	$245,199	104	142,283	16%	$236,133
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. In second quarter 2022, we reclassified commitments for securities-based loans from commercial and industrial loan commitments to other consumer loan commitments to align all securities-based loan commitments originated by the Wealth and Investment Management operating segment. Prior period balances have been revised to conform with the current period presentation. For additional information on issued letters of credit, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(3)Includes asset-based lending and leasing, including loans to special purpose entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.8 billion and $8.1 billion at June 30, 2022, and December 31, 2021, respectively.
(4)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
(5)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
Our commercial and industrial loans and lease financing portfolio also included non-U.S. loans of $83.3 billion and $78.0 billion at June 30, 2022, and December 31, 2021, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2022, and December 31, 2021, respectively, included:
•$45.6 billion and $46.7 billion in the financials except banks category;
•$19.7 billion and $15.9 billion in the banks category; and
•$1.5 billion and $1.7 billion in the oil, gas and pipelines category.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $10.6 billion of CRE mortgage loans classified as criticized at June 30, 2022, compared with $13.1 billion at December 31, 2021, and $1.7 billion of CRE construction loans classified as criticized at both June 30, 2022 and December 31, 2021. The decrease in criticized CRE mortgage loans was driven by the apartments, hotel/motel, and shopping center property types, as these property types continued to recover from the economic impacts of the COVID-19 pandemic, partially offset by an increase in the office buildings property type. The credit quality of certain property types within our CRE loan portfolio, such as office buildings, could continue to be adversely affected due to uncertainty in their recovery from the economic impacts of the COVID-19 pandemic.
The total CRE loan portfolio increased $7.3 billion from December 31, 2021, predominantly driven by an increase in mixed use properties and apartments property types. The CRE loan portfolio included $8.1 billion of non-U.S. CRE loans at June 30, 2022. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas, and Florida, which represented a combined 49% of the total CRE portfolio. The largest property type concentrations are apartments at 24% and office buildings at 23% of the portfolio.
Table 11 summarizes CRE loans by state and property type with the related nonaccrual totals at June 30, 2022.

Table 11: CRE Loans by State and Property Type

	June 30, 2022
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance
By state:
California	$151	30,442	1	4,296	152	34,738	4%
New York	128	14,570	—	2,013	128	16,583	2
Texas	43	11,628	—	1,240	43	12,868	1
Florida	25	9,830	—	1,341	25	11,171	1
Washington	82	4,277	—	1,451	82	5,728	*
Georgia	9	5,048	—	541	9	5,589	*
Arizona	16	4,852	—	494	16	5,346	*
North Carolina	3	4,488	—	709	3	5,197	*
Illinois	16	3,804	—	566	16	4,370	*
Massachusetts	4	3,087	—	945	4	4,032	*
Other (1)	421	41,385	2	8,147	423	49,532	5
Total	$898	133,411	3	21,743	901	155,154	16%
By property:
Apartments	$10	30,350	—	7,357	10	37,707	4%
Office buildings	109	32,936	—	3,225	109	36,161	4
Industrial/warehouse	57	16,284	—	2,217	57	18,501	2
Hotel/motel	186	11,710	—	1,668	186	13,378	1
Retail (excluding shopping center)	103	11,851	2	119	105	11,970	1
Shopping center	283	9,345	—	822	283	10,167	1
Institutional	37	5,239	—	2,500	37	7,739	*
Mixed use properties	61	6,266	—	1,251	61	7,517	*
Collateral pool	—	3,143	—	246	—	3,389	*
Storage facility	—	2,687	—	138	—	2,825	*
Other	52	3,600	1	2,200	53	5,800	*
Total	$898	133,411	3	21,743	901	155,154	16%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.9 billion.
NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2022, non-U.S. loans totaled $91.6 billion, representing approximately 10% of our total consolidated loans outstanding, compared with $86.9 billion, or approximately 10% of our total consolidated loans outstanding, at December 31, 2021. Non-U.S. loans were approximately 5% and 4% of our total consolidated assets at June 30, 2022, and December 31, 2021, respectively.

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

32	Wells Fargo & Company

Our largest single country exposure outside the U.S. at June 30, 2022, was the United Kingdom, which totaled $39.4 billion, or approximately 2% of our total assets, and included $8.7 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 12: Select Country Exposures

	June 30, 2022
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$8,727	25,304	—	907	—	4,481	8,727	30,692	39,419
Canada	1	18,203	—	358	11	409	12	18,970	18,982
Cayman Islands	—	7,439	—	—	—	209	—	7,648	7,648
Ireland	2,250	4,817	—	191	—	57	2,250	5,065	7,315
Luxembourg	—	5,964	—	30	—	81	—	6,075	6,075
Japan	4,368	841	—	199	—	33	4,368	1,073	5,441
France	116	4,120	—	32	495	108	611	4,260	4,871
China	—	3,794	1	110	391	53	392	3,957	4,349
Guernsey	—	3,765	—	10	—	60	—	3,835	3,835
Bermuda	—	3,605	—	17	—	31	—	3,653	3,653
South Korea	—	3,224	6	320	4	14	10	3,558	3,568
Germany	—	3,075	51	23	—	266	51	3,364	3,415
Netherlands	—	2,416	—	45	—	76	—	2,537	2,537
Chile	—	2,142	—	31	—	4	—	2,177	2,177
Brazil	—	1,485	—	1	26	1	26	1,487	1,513
India	—	1,477	—	15	—	1	—	1,493	1,493
Switzerland	—	1,350	—	(12)	—	122	—	1,460	1,460
Australia	—	1,300	—	56	—	18	—	1,374	1,374
Taiwan	—	1,351	—	(34)	5	21	5	1,338	1,343
United Arab Emirates	—	1,334	—	8	—	—	—	1,342	1,342
Total top 20 country exposures	$15,462	97,006	58	2,307	932	6,045	16,452	105,358	121,810
(1)Total non-sovereign exposure comprised 58.5 billion exposure to financial institutions and $46.9 billion to non-financial corporations at June 30, 2022.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 95% of the total residential mortgage loan portfolio at June 30, 2022, compared with 94% at December 31, 2021.
The outstanding balance of residential mortgage lines of credit was $20.1 billion at June 30, 2022. The unfunded credit commitments for these lines of credit totaled $40.0 billion at June 30, 2022.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 3% of total loans at both June 30, 2022, and December 31, 2021. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loans and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
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

Wells Fargo & Company	33

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
Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio increased $10.7 billion from
December 31, 2021, driven by originations of $36.8 billion, partially offset by loan paydowns and the transfer of $4.9 billion of first lien mortgage loans to loans held for sale (LHFS), substantially all of which related to the sales of loans purchased from GNMA loan securitization pools in prior periods.
Table 13 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 13: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
California (3)	$109,111	100,933	11.56%	11.27	0.55	0.95	(0.01)	0.01
New York	31,286	30,039	3.32	3.35	0.89	1.34	0.01	0.50
Florida	10,570	9,978	1.12	1.11	1.36	1.93	(0.13)	0.64
New Jersey	10,399	10,205	1.10	1.14	1.18	1.95	0.04	0.40
Washington	9,912	8,636	1.05	0.96	0.33	0.47	—	0.02
Other (4)	72,985	69,321	7.73	7.74	0.99	1.48	—	0.25
Total	244,263	229,112	25.88	25.57	0.78	1.23	(0.01)	0.18
Government insured/guaranteed loans (5)	8,678	13,158	0.92	1.47
Total first lien mortgage portfolio	$252,941	242,270	26.80	27.04
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
(4)Consists of 45 states; no state in Other had loans in excess of $7.6 billion and $7.2 billion at June 30, 2022, and December 31, 2021, respectively.
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
Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $2.0 billion from December 31, 2021, driven by loan paydowns.
Table 14 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 14: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
California	$3,821	4,310	0.40%	0.48	2.51	3.52	(0.26)	(0.24)
New Jersey	1,545	1,728	0.16	0.19	2.52	2.98	0.05	0.54
Florida	1,297	1,533	0.14	0.17	2.07	2.54	(0.67)	0.87
Pennsylvania	916	1,039	0.10	0.12	2.10	2.19	(0.41)	0.12
New York	871	975	0.09	0.11	3.31	4.05	0.27	2.71
Other (3)	6,154	7,033	0.65	0.79	2.16	2.25	(0.55)	(0.11)
Total junior lien mortgage portfolio	$14,604	16,618	1.54%	1.86	2.35	2.91	(0.36)	0.19
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)The net loan charge-off rate for the quarter ended December 31, 2021, includes $32 million of loan charge-offs related to a change in practice to fully charge-off certain delinquent legacy residential mortgage loans.
(3)Consists of 45 states; no state in Other had loans in excess of $870 million and $980 million at June 30, 2022 and December 31, 2021, respectively.

34	Wells Fargo & Company

CREDIT CARD, AUTO AND OTHER CONSUMER LOANS Table 15 shows the outstanding balance of our credit card, auto and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 15: Credit Card, Auto, and Other Consumer Loans

	June 30, 2022		December 31, 2021
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$41,222	4.37%	$38,453	4.29%
Auto	55,658	5.90	56,659	6.33
Other consumer (1)	29,390	3.11	28,274	3.16
Total	$126,270	13.38%	$123,386	13.78%
(1)Other consumer loans primarily include both commercial and consumer securities-based loans originated by the WIM operating segment.
Credit Card  Our credit card portfolio totaled $41.2 billion at June 30, 2022, compared with $38.5 billion at December 31, 2021. The increase in the outstanding balance at June 30, 2022, compared with December 31, 2021, was due to higher purchase volume and the launch of new products.
Auto  Our auto portfolio totaled $55.7 billion at June 30, 2022, compared with $56.7 billion at December 31, 2021. The outstanding balance at June 30, 2022, compared with December 31, 2021, decreased due to lower origination volumes.
Other Consumer  Other consumer loans totaled $29.4 billion at June 30, 2022, compared with $28.3 billion at December 31, 2021. The increase in the outstanding balance at June 30, 2022, compared with December 31, 2021, was primarily due to originations of personal lines and loans.

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
Table 16 summarizes nonperforming assets (NPAs).
Table 16: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Jun 30, 2022	Dec 31, 2021
Nonaccrual loans:
Commercial:
Commercial and industrial	$722	980
Real estate mortgage	898	1,235
Real estate construction	3	13
Lease financing	96	148
Total commercial	1,719	2,376
Consumer:
Residential mortgage – first lien (1)	3,322	3,803
Residential mortgage – junior lien (1)	729	801
Auto	188	198
Other consumer	35	34
Total consumer	4,274	4,836
Total nonaccrual loans	$5,993	7,212
As a percentage of total loans	0.64%	0.81
Foreclosed assets:
Government insured/guaranteed (2)	$19	16
Non-government insured/guaranteed	111	96
Total foreclosed assets	130	112
Total nonperforming assets	$6,123	7,324
As a percentage of total loans	0.65%	0.82
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
Commercial nonaccrual loans decreased $657 million from December 31, 2021, predominantly due to a decline in commercial and industrial nonaccrual loans and real estate mortgage nonaccrual loans. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease
Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans decreased $562 million from December 31, 2021, driven by a decrease in residential mortgage nonaccrual loans due to sustained payment performance of borrowers after exiting COVID-19-related accommodation programs.

Wells Fargo & Company	35

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
Table 17: Analysis of Changes in Nonaccrual Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Commercial nonaccrual loans
Balance, beginning of period	$1,953	4,230	$2,376	4,779
Inflows	165	560	356	1,333
Outflows:
Returned to accruing	(88)	(287)	(282)	(464)
Foreclosures	—	(3)	(19)	(9)
Charge-offs	(56)	(145)	(91)	(347)
Payments, sales and other	(255)	(806)	(621)	(1,743)
Total outflows	(399)	(1,241)	(1,013)	(2,563)
Balance, end of period	1,719	3,549	1,719	3,549
Consumer nonaccrual loans
Balance, beginning of period	4,918	3,825	4,836	3,949
Inflows	408	563	1,002	1,017
Outflows:
Returned to accruing	(729)	(200)	(915)	(352)
Foreclosures	(17)	(16)	(35)	(35)
Charge-offs	(70)	(17)	(144)	(43)
Payments, sales and other	(236)	(333)	(470)	(714)
Total outflows	(1,052)	(566)	(1,564)	(1,144)
Balance, end of period	4,274	3,822	4,274	3,822
Total nonaccrual loans	$5,993	7,371	$5,993	7,371
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at June 30, 2022:
•93% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•80% of commercial nonaccrual loans were current on interest and 78% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 98% have a combined LTV (CLTV) ratio of 80% or less.
•$637 million of the $811 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

36	Wells Fargo & Company

Table 18 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 18: Foreclosed Assets

(in millions)			Jun 30, 2022	Dec 31, 2021
Summary by loan segment
Government insured/guaranteed			$19	16
Commercial			69	54
Consumer			42	42
Total foreclosed assets			$130	112
(in millions)	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Analysis of changes in foreclosed assets
Balance, beginning of period	$130	140	$112	159
Net change in government insured/guaranteed (1)	3	(1)	3	(3)
Additions to foreclosed assets (2)	99	96	201	184
Reductions from sales and write-downs	(102)	(106)	(186)	(211)
Balance, end of period	$130	129	$130	129
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

Wells Fargo & Company	37

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
The amount of our TDRs at June 30, 2022, would have otherwise been higher without the TDR relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (Interagency Statement). Customers who are unable to resume making their contractual loan payments upon exiting from these deferral programs may require further assistance and may receive or be eligible to receive modifications, which may be classified as TDRs. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.
Table 19: TDR Balances

	June 30,	December 31,
(in millions)	2022	2021
Commercial:
Commercial and industrial	$657	793
Real estate mortgage	478	543
Real estate construction	1	2
Lease financing	7	10
Total commercial TDRs	1,143	1,348
Consumer:
Residential mortgage – first lien	6,485	7,282
Residential mortgage – junior lien	884	946
Credit card	340	309
Auto	156	169
Other consumer	53	57
Trial modifications	292	71
Total consumer TDRs	8,210	8,834
Total TDRs	$9,353	10,182
TDRs on nonaccrual status	$3,255	3,142
TDRs on accrual status:
Government insured/guaranteed	1,817	2,462
Non-government insured/guaranteed	4,281	4,578
Total TDRs	$9,353	10,182

38	Wells Fargo & Company

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

Table 20: Analysis of Changes in TDRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Commercial TDRs
Balance, beginning of period	$1,212	2,013	$1,348	2,731
Inflows (1)	129	336	216	491
Outflows
Charge-offs	(2)	(45)	(3)	(94)
Foreclosure	—	—	—	(5)
Payments, sales and other (2)	(196)	(410)	(418)	(1,229)
Balance, end of period	1,143	1,894	1,143	1,894
Consumer TDRs
Balance, beginning of period	8,500	11,335	8,834	11,792
Inflows (1)	483	495	941	1,128
Outflows
Charge-offs	(38)	(36)	(71)	(79)
Foreclosure	(13)	(15)	(25)	(29)
Payments, sales and other (2)	(737)	(1,133)	(1,690)	(2,157)
Net change in trial modifications (3)	15	(4)	221	(13)
Balance, end of period	8,210	10,642	8,210	10,642
Total TDRs	$9,353	12,536	$9,353	12,536
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

Wells Fargo & Company	39

NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$27	0.03%	$81	0.10%	$4	—%	$169	0.11%
Real estate mortgage	(4)	(0.01)	(5)	(0.02)	(9)	(0.01)	41	0.07
Real estate construction	—	—	(1)	—	—	—	(1)	(0.01)
Lease financing	—	—	5	0.12	(1)	(0.02)	20	0.26
Total commercial	23	0.02	80	0.07	(6)	—	229	0.10
Consumer:
Residential mortgage – first lien	(3)	(0.01)	(19)	(0.03)	(6)	(0.01)	(43)	(0.03)
Residential mortgage – junior lien	(13)	(0.36)	(31)	(0.60)	(31)	(0.41)	(50)	(0.47)
Credit card	199	2.02	256	3.01	375	1.94	492	2.86
Auto	68	0.49	45	0.35	164	0.24	97	0.40
Other consumer	70	0.98	50	0.80	153	1.08	169	1.37
Total consumer	321	0.33	301	0.32	655	0.34	665	0.35
Total	$344	0.15%	$381	0.18%	$649	0.14%	$894	0.21%
(1)Net charge-offs as a percentage of average respective loans are annualized.
The decrease in commercial net loan charge-offs in second quarter 2022, compared with the same period a year ago, was due to lower losses and higher recoveries in our commercial and industrial portfolio within the transportation services and financials except banks industries.
The increase in consumer net loan charge-offs in second quarter 2022, compared with the same period a year ago, was driven by lower recoveries in our residential mortgage portfolio and higher losses in our auto and other consumer portfolios, partially offset by lower losses in our credit card portfolio.
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
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

40	Wells Fargo & Company

Table 22: Allocation of the ACL for Loans

	Jun 30, 2022		Dec 31, 2021
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,620	40%	$4,873	39%
Real estate mortgage	1,810	14	2,085	14
Real estate construction	378	2	431	2
Lease financing	274	2	402	2
Total commercial	7,082	58	7,791	57
Consumer:
Residential mortgage – first lien (1)	1,024	27	1,156	28
Residential mortgage – junior lien (1)	(6)	2	130	2
Credit card	3,253	4	3,290	4
Auto	1,045	6	928	6
Other consumer	486	3	493	3
Total consumer	5,802	42	5,997	43
Total	$12,884	100%	$13,788	100%
Components:
Allowance for loan losses		$11,786		12,490
Allowance for unfunded credit commitments		1,098		1,298
Allowance for credit losses		$12,884		13,788
Ratio of allowance for loan losses to total net loan charge-offs (annualized)		8.54x		7.94
Ratio of allowance for loan losses to total nonaccrual loans		1.97		1.73
Allowance for loan losses as a percentage of total loans		1.25%		1.39
Allowance for credit losses for loans as a percentage of total loans		1.37		1.54
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $904 million, or 7%, from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by increased uncertainty related to the risks of high inflation, as well as loan growth. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. In our estimate of the ACL for loans at June 30, 2022, we weighted the base scenario and the downside scenarios to reflect our economic outlook. The base scenario assumed moderate economic growth with elevated inflation in the near term. The downside scenarios assumed economic contractions due to high inflation and rising interest rates.
Additionally, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at June 30 and March 31, 2022, are presented in Table 23.
Table 23: Forecasted Key Economic Variables

	4Q 2022	2Q 2023	4Q 2023
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
March 31, 2022	4.7%	5.6	5.7
June 30, 2022	4.1	5.2	6.0

U.S. real GDP (2):
March 31, 2022	(0.6)	0.2	2.1
June 30, 2022	0.4	(0.3)	1.0

Home price index (3):
March 31, 2022	2.1	(3.1)	(4.1)
June 30, 2022	12.7	(0.2)	(6.2)

Commercial real estate asset prices (3):
March 31, 2022	2.8	(2.7)	(3.6)
June 30, 2022	(1.0)	(2.6)	(2.6)
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
We believe the ACL for loans of $12.9 billion at June 30, 2022, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination

Wells Fargo & Company	41

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
In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals, which has resulted in an increase in delinquent loans serviced for others and a corresponding increase in loans eligible for repurchase from GNMA loan securitization pools. Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which generally becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. These repurchased loan balances were $10.9 billion and $17.3 billion at June 30, 2022 and December 31, 2021, respectively, which included $8.4 billion and $12.9 billion, respectively, in our held for investment loan portfolio, with the remainder in loans held for sale.
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
Our most recent simulations, as presented in Table 24, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 24:
•Simulations are dynamic and reflect anticipated changes to our assets and liabilities.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.
•Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same as in the base scenario across the alternative scenarios. In higher interest rate scenarios, customer deposit activity that shifts balances into higher-yielding products could impact expected net interest income.

42	Wells Fargo & Company

•The interest rate sensitivity of deposits is modeled using the historical behavior of our deposits portfolio and reflects the expectations of deposit products repricing as market interest rates change (referred to as deposit betas) as well as shifts in the mix of our deposit products. Our actual experience may differ from expectations due to the lag or acceleration of deposit repricing, changes in consumer behavior, and other factors.
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 24: Net Interest Income Sensitivity

($ in billions)	Jun 30, 2022	Dec 31, 2021
Parallel Shift:
+100 bps shift in interest rates	$3.3	7.1
-100 bps shift in interest rates	(4.4)	(3.3)

Steeper yield curve:
+50 bps shift in long-term interest rates	0.5	1.2

Flatter yield curve:
+50 bps shift in short-term interest rates	1.2	2.6
-50 bps shift in long-term interest rates	(0.5)	(1.0)
The changes in our interest rate sensitivity from December 31, 2021 to June 30, 2022 in Table 24 reflected updates to our base scenario, which included changes in expectations for both balance sheet composition and interest rates. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. For the December 31, 2021 simulations with downward shifts in interest rates, the 0.00% interest rate floor limited the amount of the decline in net interest income. We may have a larger decline in net interest income when interest rates increase for the base scenario relative to the interest rate floor.
The sensitivity results above do not capture noninterest income or expense impacts. Our interest rate sensitive noninterest income and expense are primarily driven by mortgage banking activities, and may move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2021 Form 10-K for additional information.
Interest rate sensitive noninterest income is also impacted by changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit service fees, and trading assets, which are generally less sensitive to changes in interest rates than the related funding liabilities. In addition, the impact to net interest income does not include the fair value changes of trading securities, which are recorded in noninterest income. For additional information on our trading assets and liabilities, see Note 2 (Trading Activities) to Financial Statements in this Report.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to manage our interest rate exposures. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect accumulated other comprehensive income (AOCI), which lowers the amount of our risk-based capital. AOCI also includes unrealized gains or losses related to the transfer of debt securities from AFS to HTM, which are subsequently amortized into earnings over the life of the security with no further impact from interest rate changes. See Note 1 (Summary of Significant Accounting Policies) and Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on the debt securities portfolios. We use derivatives for asset/liability management in two main ways:
•to convert the cash flows from selected asset and/or liability instruments/portfolios including investments, commercial loans and long-term debt, from floating-rate payments to fixed-rate payments, or vice versa; and
•to economically hedge our mortgage origination pipeline, funded mortgage loans, and MSRs.
In the first half of 2022, we entered into interest rate swap hedges to reduce AOCI sensitivity of our AFS debt securities portfolio. Additionally, we entered into interest rate swaps to convert the interest cash flows of some floating-rate assets, such as commercial loans, to a fixed-rate. Derivatives used to hedge our interest rate risk exposures are presented in Note 14 (Derivatives) to Financial Statements in this Report.
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

Wells Fargo & Company	43

Risk Management – Asset/Liability Management (continued)
reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.
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
Table 25 shows the Company’s Trading General VaR by risk category. The decrease in average Company Trading General VaR for the quarter ended June 30, 2022, compared with the same period a year ago, was driven by reduced market volatility in the lookback window used to calculate average Company Trading General VaR for the quarter ended June 30, 2022. Market volatility present in average Company Trading General VaR for the quarter ended June 30, 2021, was driven by the impact of the COVID-19 pandemic, primarily resulting in changes in interest rate curves and a significant widening of credit spreads.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	June 30, 2022				March 31, 2022				June 30, 2021
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$28	31	21	40	33	28	20	35	14	21	12	30
Interest rate	26	23	11	35	26	15	9	30	7	7	4	22
Equity	20	24	17	36	26	21	13	28	29	37	25	56
Commodity	5	5	4	7	6	5	2	20	28	7	2	28
Foreign exchange	1	1	0	1	1	1	0	1	0	1	0	1
Diversification benefit (1)	(44)	(52)			(63)	(43)			(38)	(30)
Company Trading General VaR	$36	32			29	27			40	43
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

44	Wells Fargo & Company

more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. As of June 30, 2022, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of June 30, 2022, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%.
Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for Quarter ended
(in millions, except ratio)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021
HQLA (1):
Eligible cash	$137,147	170,867	248,404
Eligible securities (2)	232,815	203,622	137,718
Total HQLA	369,962	374,489	386,122
Projected net cash outflows	305,212	314,691	314,678
LCR	121%	119	123
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
Table 27: Primary Sources of Liquidity

	June 30, 2022			December 31, 2021
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$125,424	—	125,424	209,614	—	209,614
Debt securities of U.S. Treasury and federal agencies	61,481	12,785	48,696	56,486	4,066	52,420
Federal agency mortgage-backed securities (1)	252,430	47,778	204,652	293,870	58,955	234,915
Total	$439,335	60,563	378,772	559,970	63,021	496,949
(1)Included in encumbered securities at June 30, 2022, were securities with a fair value of $139 million, which were purchased in June 2022, but settled in July 2022.

In addition to our primary sources of liquidity shown in
Table 27, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered. As of June 30, 2022, we also maintained approximately $216.4 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 151% and 166% of total loans at June 30, 2022, and December 31, 2021, respectively. Additional funding is provided by long-term debt and short-term borrowings. Table 28 presents a summary of our short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of
Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.

Wells Fargo & Company	45

Risk Management – Asset/Liability Management (continued)
Table 28: Short-Term Borrowings

(in millions)	June 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$23,887	21,191
Other short-term borrowings	13,188	13,218
Total	$37,075	34,409
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. In addition, we issued $14.3 billion of long-term debt in July 2022. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2022 and the following years thereafter, as of June 30, 2022.
Table 29: Maturity of Long-Term Debt

	June 30, 2022
(in millions)	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$5,050	5,721	11,222	13,665	21,739	55,476	112,873
Subordinated notes	—	2,630	711	1,005	2,730	15,851	22,927
Junior subordinated notes	—	—	—	—	—	1,227	1,227
Total long-term debt – Parent	5,050	8,351	11,933	14,670	24,469	72,554	137,027
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	2	3	3	180	83	138	409
Subordinated notes	—	913	—	154	—	3,510	4,577
Junior subordinated notes	—	—	—	—	—	395	395
Securitizations and other bank debt	1,718	1,556	1,364	237	146	1,498	6,519
Total long-term debt – Bank	1,720	2,472	1,367	571	229	5,541	11,900
Other consolidated subsidiaries
Senior notes	40	481	105	416	222	100	1,364
Total long-term debt – Other consolidated subsidiaries	40	481	105	416	222	100	1,364
Total long-term debt	$6,810	11,304	13,405	15,657	24,920	78,195	150,291

46	Wells Fargo & Company

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
On May 23, 2022, DBRS Morningstar confirmed the Company’s ratings and changed the rating trend to stable from negative. On June 6, 2022, Fitch Ratings affirmed the Company’s ratings and changed the rating outlook to stable from negative. There were no other actions undertaken by the rating agencies with regard to our credit ratings during second quarter 2022.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2022, are presented in Table 30.
Table 30: Credit Ratings as of June 30, 2022

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

Wells Fargo & Company	47

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at June 30, 2022, increased $4.2 billion from December 31, 2021, predominantly as a result of $6.8 billion of Wells Fargo net income, partially offset by $2.5 billion of common and preferred stock dividends. During the first half of 2022, we issued $716 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In the first half of 2022, we repurchased 110 million shares of common stock at a cost of $6 billion. In the first half of 2022, our AOCI decreased $8.9 billion, predominantly due to net unrealized losses on AFS debt securities. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect AOCI, which lowers the amount of our risk-based capital. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo, and we must calculate our risk-based capital ratios under both approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2022.
Table 31: Risk-Based Capital Requirements – Standardized Approach as of June 30, 2022
Table 32: Risk-Based Capital Requirements – Advanced Approach as of June 30, 2022
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at June 30, 2022, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

48	Wells Fargo & Company

The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2021, through September 30, 2022, is 3.10%. We expect our stress capital buffer for the period October 1, 2022, through September 30, 2023, to be 3.20%. The FRB has indicated that it will publish the final stress capital buffer for the period October 1, 2022, through September 30, 2023, for each BHC by August 31, 2022.
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
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 33 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios at June 30, 2022, and December 31, 2021.
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Jun 30, 2022		Dec 31, 2021	Required Capital Ratios (1)	Jun 30, 2022	Dec 31, 2021
Common Equity Tier 1	(A)		$130,068		140,643		130,068	140,643
Tier 1 capital	(B)		149,116		159,671		149,116	159,671
Total capital	(C)		183,620		196,281		174,783	186,553
Risk-weighted assets	(D)		1,253,618		1,239,026		1,121,572	1,116,068
Common Equity Tier 1 capital ratio	(A)/(D)	9.10%	10.38	*	11.35	8.50	11.60	12.60
Tier 1 capital ratio	(B)/(D)	10.60	11.89	*	12.89	10.00	13.30	14.31
Total capital ratio	(C)/(D)	12.60	14.65	*	15.84	12.00	15.58	16.72
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2022.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at June 30, 2022.

Wells Fargo & Company	49

Capital Management (continued)
Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches at June 30, 2022, and December 31, 2021.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Jun 30, 2022	Dec 31, 2021
Total equity		$179,793	190,110
Adjustments:
Preferred stock		(20,057)	(20,057)
Additional paid-in capital on preferred stock		135	136
Unearned ESOP shares		646	646
Noncontrolling interests		(2,261)	(2,504)
Total common stockholders’ equity		$158,256	168,331
Adjustments:
Goodwill		(25,178)	(25,180)
Certain identifiable intangible assets (other than MSRs)		(191)	(225)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,307)	(2,437)
Applicable deferred taxes related to goodwill and other intangible assets (1)		880	765
CECL transition provision (2)		179	241
Other		(1,571)	(852)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$130,068	140,643
Preferred stock		20,057	20,057
Additional paid-in capital on preferred stock		(135)	(136)
Unearned ESOP shares		(646)	(646)
Other		(228)	(247)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$149,116	159,671

Long-term debt and other instruments qualifying as Tier 2		21,580	22,740
Qualifying allowance for credit losses (3)		13,243	14,149
Other		(319)	(279)
Total Tier 2 capital under the Standardized Approach	(B)	$34,504	36,610
Total qualifying capital under the Standardized Approach	(A)+(B)	$183,620	196,281

Long-term debt and other instruments qualifying as Tier 2		21,580	22,740
Qualifying allowance for credit losses (3)		4,406	4,421
Other		(319)	(279)
Total Tier 2 capital under the Advanced Approach	(C)	$25,667	26,882
Total qualifying capital under the Advanced Approach	(A)+(C)	$174,783	186,553
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

Table 35 provides the composition of our RWAs under the Standardized and Advanced Approaches at June 30, 2022, and December 31, 2021.

Table 35: Risk-Weighted Assets

	Standardized Approach		Advanced Approach (1)
(in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Risk-weighted assets (RWAs):
Credit risk	$1,208,657	1,186,810	751,748	747,714
Market risk	44,961	52,216	44,961	52,216
Operational risk	—	—	324,863	316,138
Total RWAs	$1,253,618	1,239,026	1,121,572	1,116,068
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

50	Wells Fargo & Company

Table 36 presents the changes in CET1 for the six months ended June 30, 2022.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2021	$140,643
Net income applicable to common stock	6,232
Common stock dividends	(1,907)
Common stock issued, repurchased, and stock compensation-related items	(5,487)
Changes in accumulated other comprehensive income	(8,906)
Goodwill	2
Certain identifiable intangible assets (other than MSRs)	34
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	130
Applicable deferred taxes related to goodwill and other intangible assets (1)	115
CECL transition provision (2)	(62)
Other	(726)
Change in Common Equity Tier 1	(10,575)
Common Equity Tier 1 at June 30, 2022	$130,068
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
Table 37 presents net changes in the components of RWAs under the Standardized and Advanced Approaches for the six months ended June 30, 2022.
Table 37: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2021	$1,239,026	1,116,068
Net change in credit risk RWAs	21,847	4,034
Net change in market risk RWAs	(7,255)	(7,255)
Net change in operational risk RWAs	—	8,725
Total change in RWAs	14,592	5,504
RWAs at June 30, 2022	$1,253,618	1,121,572

Wells Fargo & Company	51

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
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 38: Tangible Common Equity

		Balance at period end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Total equity		$179,793	181,689	193,127	181,016	186,337	190,968	183,662	190,026
Adjustments:
Preferred stock		(20,057)	(20,057)	(20,820)	(20,057)	(20,057)	(21,108)	(20,057)	(21,472)
Additional paid-in capital on preferred stock		135	136	136	135	134	138	135	142
Unearned ESOP shares		646	646	875	646	646	875	646	875
Noncontrolling interests		(2,261)	(2,446)	(1,865)	(2,386)	(2,468)	(1,313)	(2,427)	(1,215)
Total common stockholders’ equity	(A)	158,256	159,968	171,453	159,354	164,592	169,560	161,959	168,356
Adjustments:
Goodwill		(25,178)	(25,181)	(26,194)	(25,179)	(25,180)	(26,213)	(25,180)	(26,297)
Certain identifiable intangible assets (other than MSRs)		(191)	(210)	(301)	(200)	(218)	(310)	(209)	(320)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,307)	(2,304)	(2,256)	(2,304)	(2,395)	(2,208)	(2,349)	(2,212)
Applicable deferred taxes related to goodwill and other intangible assets (1)		880	871	875	877	803	873	840	868
Tangible common equity	(B)	$131,460	133,144	143,577	132,548	137,602	141,702	135,061	140,395
Common shares outstanding	(C)	3,793.0	3,789.9	4,108.0	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$2,839	3,393	5,743	$6,232	9,999
Book value per common share	(A)/(C)	$41.72	42.21	41.74	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	34.66	35.13	34.95	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	7.15%	8.36	13.59	7.76%	11.98
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	8.59	10.00	16.26	9.30	14.36
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 39 presents the leverage requirements applicable to the Company as of June 30, 2022.
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

52	Wells Fargo & Company

At June 30, 2022, the Company’s SLR was 6.63%, and each of our IDIs exceeded their applicable SLR requirements. Table 40 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Table 40: Leverage Ratios for the Company

($ in millions)		Quarter ended June 30, 2022
Tier 1 capital	(A)	$149,116
Total average assets		1,902,751
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,460
Total adjusted average assets		1,874,291
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		62,099
Repo-style transactions (2)		3,229
Other (3)		310,508
Total off-balance sheet exposures		375,836
Total leverage exposure	(B)	$2,250,127
Supplementary leverage ratio	(A)/(B)	6.63%

Tier 1 leverage ratio (4)		7.96%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2022, are presented in Table 41.
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
Table 42 provides our TLAC and eligible unsecured long-term debt and related ratios as of June 30, 2022.
Table 42: TLAC and Eligible Unsecured Long-Term Debt

($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
	June 30, 2022
Total eligible amount	$284,775		128,218

Percentage of RWAs (3)	22.72%	21.50	10.23	7.50
Percentage of total leverage exposure	12.66	9.50	5.70	4.50
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
Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements including the G-SIB capital surcharge. Accordingly, we currently target a long-term CET1 capital ratio that is 100 basis points above the regulatory minimum and buffers, plus an incremental internal buffer of up to 25 basis points. Our capital targets are subject to change based on various factors, including changes to the regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans.
As part of the annual Comprehensive Capital Analysis and Review, the FRB generates a supervisory stress test. The FRB reviews the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and also reviews the Company’s proposed capital actions. The FRB published its supervisory stress test results on June 23, 2022.
On July 26, 2022, the Board approved an increase to the Company’s third quarter 2022 common stock dividend to $0.30 per share.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

Wells Fargo & Company	53

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
At June 30, 2022, we had remaining Board authority to repurchase approximately 251 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during second quarter 2022, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2021 Form 10-K and the “Regulatory Matters” section in our 2022 First Quarter Report on Form 10-Q.

54	Wells Fargo & Company

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

Wells Fargo & Company	55

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
The Update, effective January 1, 2023, requires market risk benefits (features of insurance contracts that protect the policyholder from other-than-nominal capital market risk and expose the insurer to that risk) to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. The Update also requires more frequent updates for insurance assumptions, mandates the use of a standardized discount rate for traditional long-duration contracts, and simplifies the amortization of deferred acquisition costs.	The most significant impact of adoption relates to reinsurance of variable annuity products for a limited number of our insurance clients. Our reinsurance business is no longer entering into new contracts. These variable annuity products contain guaranteed minimum benefits that require us to make benefit payments for the remainder of the policyholder's life once the account values are exhausted. These guaranteed minimum benefits meet the definition of market risk benefits and will be measured at fair value. The cumulative effect of the difference between fair value and the carrying value upon adoption of the Update, net of income tax adjustments and excluding the impact of our own credit risk, will be recognized in the opening balance of retained earnings in the earliest period presented and will affect our regulatory capital calculations. At June 30, 2022, our estimated liability related to these guaranteed minimum benefits was approximately $500 million and was associated with approximately $10.5 billion of policyholder account values. We expect future earnings volatility from changes in the fair value of market risk benefits, which are sensitive to changes in equity and fixed income markets, as well as policyholder behavior and changes in mortality assumptions. We plan to economically hedge the market volatility, where feasible. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs are not expected to be material.
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
•ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

56	Wells Fargo & Company

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
•changes to U.S. tax guidance and regulations, as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Wells Fargo & Company	57

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

58	Wells Fargo & Company

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

Wells Fargo & Company	59

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2022, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

60	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Interest income
Debt securities	$2,702	2,199	$5,265	4,511
Loans held for sale	126	193	266	524
Loans	8,116	7,095	15,334	14,296
Equity securities	193	132	363	269
Other interest income	419	74	509	139
Total interest income	11,556	9,693	21,737	19,739
Interest expense
Deposits	158	92	241	204
Short-term borrowings	31	(12)	17	(21)
Long-term debt	1,011	712	1,772	1,738
Other interest expense	158	101	288	210
Total interest expense	1,358	893	2,318	2,131
Net interest income	10,198	8,800	19,419	17,608
Noninterest income
Deposit and lending-related fees	1,729	1,704	3,544	3,320
Investment advisory and other asset-based fees	2,346	2,794	4,844	5,550
Commissions and brokerage services fees	542	580	1,079	1,216
Investment banking fees	286	570	733	1,138
Card fees	1,112	1,077	2,141	2,026
Mortgage banking	287	1,336	980	2,662
Net gains (losses) from trading and securities	(26)	2,717	770	3,608
Other	554	692	1,110	1,674
Total noninterest income	6,830	11,470	15,201	21,194
Total revenue	17,028	20,270	34,620	38,802
Provision for credit losses	580	(1,260)	(207)	(2,308)
Noninterest expense
Personnel	8,442	8,818	17,713	18,376
Technology, telecommunications and equipment	799	815	1,675	1,659
Occupancy	705	735	1,427	1,505
Operating losses	576	303	1,249	516
Professional and outside services	1,310	1,450	2,596	2,838
Advertising and promotion	102	132	201	222
Restructuring charges	—	(4)	5	9
Other	949	1,092	1,887	2,205
Total noninterest expense	12,883	13,341	26,753	27,330
Income before income tax expense	3,565	8,189	8,074	13,780
Income tax expense	613	1,445	1,320	2,346
Net income before noncontrolling interests	2,952	6,744	6,754	11,434
Less: Net income (loss) from noncontrolling interests	(167)	704	(36)	758
Wells Fargo net income	$3,119	6,040	$6,790	10,676
Less: Preferred stock dividends and other	280	297	558	677
Wells Fargo net income applicable to common stock	$2,839	5,743	$6,232	9,999
Per share information
Earnings per common share	$0.75	1.39	$1.63	2.42
Diluted earnings per common share	0.74	1.38	1.62	2.40
Average common shares outstanding	3,793.8	4,124.6	3,812.3	4,132.9
Diluted average common shares outstanding	3,819.6	4,156.1	3,845.0	4,164.6
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income before noncontrolling interests	$2,952	6,744	$6,754	11,434
Other comprehensive income (loss), after tax:
Net change in debt securities	(3,620)	304	(8,768)	(1,221)
Net change in derivatives and hedging activities	(83)	27	(63)	63
Defined benefit plans adjustments	(22)	334	50	369
Other	(116)	22	(125)	33
Other comprehensive income (loss), after tax	(3,841)	687	(8,906)	(756)
Total comprehensive income (loss) before noncontrolling interests	(889)	7,431	(2,152)	10,678
Less: Other comprehensive income from noncontrolling interests	—	1	—	2
Less: Net income (loss) from noncontrolling interests	(167)	704	(36)	758
Wells Fargo comprehensive income (loss)	$(722)	6,726	$(2,116)	9,918
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Jun 30, 2022	Dec 31, 2021
Assets	(Unaudited)
Cash and due from banks	$29,716	24,616
Interest-earning deposits with banks	125,424	209,614
Total cash, cash equivalents, and restricted cash	155,140	234,230
Federal funds sold and securities purchased under resale agreements	55,546	66,223
Debt securities:
Trading, at fair value	89,157	88,265
Available-for-sale, at fair value (includes amortized cost of $131,991 and $175,463, net of allowance for credit losses)	125,832	177,244
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $272,044 and $272,386)	301,783	272,022
Loans held for sale (includes $5,699 and $15,895 carried at fair value)	9,674	23,617
Loans	943,734	895,394
Allowance for loan losses	(11,786)	(12,490)
Net loans	931,948	882,904
Mortgage servicing rights (includes $9,163 and $6,920 carried at fair value)	10,386	8,189
Premises and equipment, net	8,444	8,571
Goodwill	25,178	25,180
Derivative assets	24,896	21,478
Equity securities (includes $27,653 and $39,098 carried at fair value)	61,774	72,886
Other assets	81,384	67,259
Total assets (1)	$1,881,142	1,948,068
Liabilities
Noninterest-bearing deposits	$515,437	527,748
Interest-bearing deposits	909,716	954,731
Total deposits	1,425,153	1,482,479
Short-term borrowings (includes $165 and $0 carried at fair value)	37,075	34,409
Derivative liabilities	17,168	9,424
Accrued expenses and other liabilities (includes $22,116 and $20,685 carried at fair value)	71,662	70,957
Long-term debt (includes $353 and $0 carried at fair value)	150,291	160,689
Total liabilities (2)	1,701,349	1,757,958
Equity
Wells Fargo stockholders’ equity:
Preferred stock	20,057	20,057
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,024	60,196
Retained earnings	184,475	180,322
Accumulated other comprehensive income (loss)	(10,608)	(1,702)
Treasury stock – 1,688,846,993 shares and 1,596,009,977 shares	(84,906)	(79,757)
Unearned ESOP shares	(646)	(646)
Total Wells Fargo stockholders’ equity	177,532	187,606
Noncontrolling interests	2,261	2,504
Total equity	179,793	190,110
Total liabilities and equity	$1,881,142	1,948,068
(1)Our consolidated assets at June 30, 2022 and December 31, 2021, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $71 million and $71 million; Loans, $4.5 billion and $4.5 billion; All other assets, $167 million and $234 million; and Total assets, $4.7 billion and $4.8 billion, respectively.
(2)Our consolidated liabilities at June 30, 2022 and December 31, 2021, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $0 and $149 million; All other liabilities, $241 million and $259 million; and Total liabilities, $241 million and $408 million, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	63

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance March 31, 2022	5.3	$20,057	3,789.9	$9,136	59,899	182,623	(6,767)	(85,059)	(646)	2,446	181,689
Net income (loss)						3,119				(167)	2,952
Other comprehensive loss, net of tax							(3,841)			—	(3,841)
Noncontrolling interests										(18)	(18)
Common stock issued			3.2			(26)		162			136
Common stock repurchased			(0.1)					(4)			(4)
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					13	(961)					(948)
Preferred stock dividends						(280)					(280)
Stock-based compensation					152						152
Net change in deferred compensation and related plans					(40)			(5)			(45)
Net change	—	—	3.1	—	125	1,852	(3,841)	153	—	(185)	(1,896)
Balance June 30, 2022	5.3	$20,057	3,793.0	$9,136	60,024	184,475	(10,608)	(84,906)	(646)	2,261	179,793
Balance March 31, 2021	5.6	$21,170	4,141.1	$9,136	59,854	166,458	(1,250)	(67,589)	(875)	1,130	188,034
Net income						6,040				704	6,744
Other comprehensive income, net of tax							686			1	687
Noncontrolling interests										30	30
Common stock issued			2.2			(20)		115			95
Common stock repurchased			(35.3)					(1,565)			(1,565)
Preferred stock redeemed (1)	—	(350)			4	(4)					(350)
Common stock dividends					4	(416)					(412)
Preferred stock dividends						(293)					(293)
Stock-based compensation					226						226
Net change in deferred compensation and related plans					(70)			1			(69)
Net change	—	(350)	(33.1)	—	164	5,307	686	(1,449)	—	735	5,093
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
(1)Represents the impact of the redemption of the remaining Preferred Stock, Series N, in second quarter 2021.
The accompanying notes are an integral part of these statements.

64	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Net income (loss)						6,790				(36)	6,754
Other comprehensive loss, net of tax							(8,906)			—	(8,906)
Noncontrolling interests										(207)	(207)
Common stock issued			17.4			(143)		859			716
Common stock repurchased			(110.2)					(6,022)			(6,022)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					29	(1,936)					(1,907)
Preferred stock dividends						(558)					(558)
Stock-based compensation					646						646
Net change in deferred compensation and related plans					(847)			14			(833)
Net change	—	—	(92.8)	—	(172)	4,153	(8,906)	(5,149)	—	(243)	(10,317)
Balance June 30, 2022	5.3	$20,057	3,793.0	$9,136	60,024	184,475	(10,608)	(84,906)	(646)	2,261	179,793
Balance December 31, 2020	5.5	$21,136	4,144.0	$9,136	60,197	162,683	194	(67,791)	(875)	1,032	185,712
Net income						10,676				758	11,434
Other comprehensive income (loss), net of tax							(758)			2	(756)
Noncontrolling interests										73	73
Common stock issued			16.5			(81)		900			819
Common stock repurchased			(52.5)					(2,161)			(2,161)
Preferred stock issued	0.2	4,560			(31)						4,529
Preferred stock redeemed (1)	(0.1)	(4,876)			48	(48)					(4,876)
Common stock dividends					10	(836)					(826)
Preferred stock dividends						(629)					(629)
Stock-based compensation					724						724
Net change in deferred compensation and related plans					(930)			14			(916)
Net change	0.1	(316)	(36.0)	—	(179)	9,082	(758)	(1,247)	—	833	7,415
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
(1)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, in first quarter 2021, and Preferred Stock, Series N, in second quarter 2021.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	65

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$6,754	11,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(207)	(2,308)
Changes in fair value of MSRs and LHFS carried at fair value	(1,236)	(895)
Depreciation, amortization and accretion	3,563	4,173
Deferred income tax benefit	(292)	(1,495)
Other, net (1)	(12,071)	(6,186)
Originations and purchases of loans held for sale	(43,271)	(87,673)
Proceeds from sales of and paydowns on loans originally classified as held for sale	41,623	55,502
Net change in:
Debt and equity securities, held for trading	20,943	7,531
Derivative assets and liabilities	3,665	(1,299)
Other assets	(13,763)	11,256
Other accrued expenses and liabilities	2,079	(1,572)
Net cash provided (used) by operating activities	7,787	(11,532)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	10,677	(4,477)
Available-for-sale debt securities:
Proceeds from sales	15,330	13,675
Prepayments and maturities	11,850	45,238
Purchases	(31,292)	(71,997)
Held-to-maturity debt securities:
Paydowns and maturities	15,966	45,833
Purchases	(2,360)	(43,192)
Equity securities, not held for trading:
Proceeds from sales and capital returns	3,090	2,131
Purchases	(2,744)	(3,033)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(56,839)	21,926
Proceeds from sales of loans originally classified as held for investment	8,171	22,174
Purchases of loans	(376)	(186)
Principal collected on nonbank entities’ loans	2,705	7,007
Loans originated by nonbank entities	(2,244)	(5,723)
Other, net (1)	597	1,428
Net cash provided (used) by investing activities	(27,469)	30,804
Cash flows from financing activities:
Net change in:
Deposits	(57,326)	36,575
Short-term borrowings	2,494	(13,364)
Long-term debt:
Proceeds from issuance	16,378	1,125
Repayment	(11,978)	(29,810)
Preferred stock:
Proceeds from issuance	—	4,529
Redeemed	—	(4,875)
Cash dividends paid	(558)	(629)
Common stock:
Repurchased	(6,022)	(2,161)
Cash dividends paid	(1,904)	(795)
Other, net (1)	(492)	(306)
Net cash used by financing activities	(59,408)	(9,711)
Net change in cash, cash equivalents, and restricted cash	(79,090)	9,561
Cash, cash equivalents, and restricted cash at beginning of period	234,230	264,612
Cash, cash equivalents, and restricted cash at end of period	$155,140	274,173
Supplemental cash flow disclosures:
Cash paid for interest	$2,240	2,345
Cash paid for income taxes, net	3,817	3,052
(1)Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

66	Wells Fargo & Company

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). There were no material changes to these policies in the first half of 2022.
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

Wells Fargo & Company	67

Note 1: Summary of Significant Accounting Policies (continued)
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2022	2021
Available-for-sale debt securities purchased from securitization of LHFS (1)	$1,506	—
Held-to-maturity debt securities purchased from securitization of LHFS (1)	693	16,462
Transfers from loans to LHFS	4,970	11,551
Transfers from available-for-sale debt securities to held-to-maturity debt securities	43,041	41,298
(1)Predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2022, and there have been no material events that would require recognition in our second quarter 2022 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

68	Wells Fargo & Company

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Jun 30, 2022	Dec 31, 2021
Trading assets:
Debt securities	$89,157	88,265
Equity securities (1)	25,930	27,476
Loans held for sale	1,913	3,242
Gross trading derivative assets (1)	67,487	48,325
Netting (2)	(43,871)	(28,146)
Total trading derivative assets	23,616	20,179
Total trading assets	140,616	139,162
Trading liabilities:
Short sale	22,116	20,685
Other liabilities	518	—
Gross trading derivative liabilities (1)	58,182	42,449
Netting (2)	(42,222)	(33,978)
Total trading derivative liabilities	15,960	8,471
Total trading liabilities	$38,594	29,156
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest income:
Debt securities	$549	496	$1,097	1,025
Equity securities (1)	139	93	259	196
Loans held for sale	9	3	20	15
Total interest income	697	592	1,376	1,236
Less: Interest expense	158	105	290	215
Net interest income	539	487	1,086	1,021
Net gains (losses) from trading activities (2):
Debt securities	(3,103)	769	(6,751)	(1,337)
Equity securities (1)	(3,606)	856	(4,430)	2,009
Loans held for sale	1	15	10	39
Other liabilities	11	—	23	—
Derivatives (1)(3)	7,143	(1,619)	11,812	(342)
Total net gains from trading activities	446	21	664	369
Total trading-related net interest and noninterest income	$985	508	$1,750	1,390
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

Wells Fargo & Company	69

Note 3: Available-for-Sale and Held-to-Maturity Debt Securities
Table 3.1 provides the amortized cost, net of the allowance for credit losses (ACL) for debt securities, and fair value by major categories of available-for-sale (AFS) debt securities, which are carried at fair value, and held-to-maturity (HTM) debt securities, which are carried at amortized cost, net of the ACL. The net unrealized gains (losses) for AFS debt securities are reported as a component of accumulated other comprehensive income (AOCI), net of the ACL and applicable income taxes. Information on debt securities held for trading is included in Note 2 (Trading Activities).
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the second quarter and first half of both 2022 and 2021 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$48,772	37	(2,294)	46,515
Non-U.S. government securities	166	—	—	166
Securities of U.S. states and political subdivisions (2)	12,444	45	(413)	12,076
Federal agency mortgage-backed securities	59,559	13	(3,377)	56,195
Non-agency mortgage-backed securities (3)	3,917	4	(117)	3,804
Collateralized loan obligations	4,513	—	(104)	4,409
Other debt securities	2,620	91	(44)	2,667
Total available-for-sale debt securities	131,991	190	(6,349)	125,832
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,198	—	(1,232)	14,966
Securities of U.S. states and political subdivisions	32,483	28	(3,812)	28,699
Federal agency mortgage-backed securities	219,972	—	(23,737)	196,235
Non-agency mortgage-backed securities (3)	1,220	—	(121)	1,099
Collateralized loan obligations	30,183	1	(760)	29,424
Other debt securities	1,727	—	(106)	1,621
Total held-to-maturity debt securities	301,783	29	(29,768)	272,044
Total	$433,774	219	(36,117)	397,876
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$39,668	185	(192)	39,661
Non-U.S. government securities	71	—	—	71
Securities of U.S. states and political subdivisions (2)	16,618	350	(51)	16,917
Federal agency mortgage-backed securities	104,661	1,807	(582)	105,886
Non-agency mortgage-backed securities (3)	4,515	32	(15)	4,532
Collateralized loan obligations	5,713	2	(7)	5,708
Other debt securities	4,217	259	(7)	4,469
Total available-for-sale debt securities	175,463	2,635	(854)	177,244
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,544	599	(318)	16,825
Securities of U.S. states and political subdivisions	32,689	847	(61)	33,475
Federal agency mortgage-backed securities	188,909	1,882	(2,807)	187,984
Non-agency mortgage-backed securities (3)	1,082	31	(18)	1,095
Collateralized loan obligations	31,067	194	(2)	31,259
Other debt securities	1,731	17	—	1,748
Total held-to-maturity debt securities	272,022	3,570	(3,206)	272,386
Total	$447,485	6,205	(4,060)	449,630
(1)Represents amortized cost of the securities, net of the ACL of $9 million and $8 million related to AFS debt securities and $83 million and $96 million related to HTM debt securities at June 30, 2022, and December 31, 2021, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.4 billion at June 30, 2022, and $5.2 billion at December 31, 2021.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2022, and December 31, 2021.

70	Wells Fargo & Company

Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	$9	1,173	$843	3,083
Federal agency mortgage-backed securities	—	24,855	2,051	49,722
Non-agency mortgage-backed securities	55	55	159	84
Collateralized loan obligations	—	3,385	—	7,338
Total purchases of held-to-maturity debt securities	64	29,468	3,053	60,227
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	28,390	24,681	43,041	41,298
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$28,390	24,681	$43,041	41,298
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $3.5 billion and $3.9 billion in the second quarter and first half of 2022, respectively, and $269 million and $615 million in the second quarter and first half of 2021, respectively, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest income (1):
Available-for-sale	$683	655	$1,385	1,466
Held-to-maturity	1,470	1,048	2,783	2,020
Total interest income	2,153	1,703	4,168	3,486
Provision for credit losses:
Available-for-sale	3	(10)	4	12
Held-to-maturity	(1)	(11)	(14)	36
Total provision for credit losses	2	(21)	(10)	48
Realized gains and losses (2):
Gross realized gains	247	1	249	152
Gross realized losses	(104)	(1)	(104)	(1)
Net realized gains	$143	—	$145	151
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2022, and December 31, 2021.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

Wells Fargo & Company	71

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2022
Total portfolio (1)	$125,832	99%	$301,866	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$102,710	100%	$236,170	100%
Securities of U.S. states and political subdivisions	12,076	99	32,498	100
Collateralized loan obligations (3)	4,409	100	30,228	100
All other debt securities (4)	6,637	89	2,970	61
December 31, 2021
Total portfolio (1)	$177,244	99%	$272,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$145,547	100%	$205,453	100%
Securities of U.S. states and political subdivisions	16,917	99	32,704	100
Collateralized loan obligations (3)	5,708	100	31,128	100
All other debt securities (4)	9,072	88	2,833	64
(1)98% were rated AA- and above at both June 30, 2022, and December 31, 2021, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both June 30, 2022, and December 31, 2021, respectively.
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
Debt securities that are past due and still accruing were insignificant at both June 30, 2022, and December 31, 2021. The carrying value of debt securities in nonaccrual status was insignificant at both June 30, 2022, and December 31, 2021. Charge-offs on debt securities were insignificant in the second quarter and first half of both 2022 and 2021.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the second quarter and first half of both 2022 and 2021.

72	Wells Fargo & Company

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(2,222)	42,780	(72)	1,741	(2,294)	44,521
Securities of U.S. states and political subdivisions	(296)	4,020	(117)	602	(413)	4,622
Federal agency mortgage-backed securities	(2,996)	51,990	(381)	2,999	(3,377)	54,989
Non-agency mortgage-backed securities	(94)	3,253	(23)	493	(117)	3,746
Collateralized loan obligations	(88)	3,857	(16)	552	(104)	4,409
Other debt securities	(29)	1,870	(15)	511	(44)	2,381
Total available-for-sale debt securities	$(5,725)	107,770	(624)	6,898	(6,349)	114,668
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(192)	24,418	—	—	(192)	24,418
Securities of U.S. states and political subdivisions	(36)	2,308	(15)	532	(51)	2,840
Federal agency mortgage-backed securities	(334)	40,695	(248)	9,464	(582)	50,159
Non-agency mortgage-backed securities	(4)	1,966	(11)	543	(15)	2,509
Collateralized loan obligations	(3)	1,619	(4)	1,242	(7)	2,861
Other debt securities	—	—	(7)	624	(7)	624
Total available-for-sale debt securities	$(569)	71,006	(285)	12,405	(854)	83,411
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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2022
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,772	1,977	17,259	27,892	1,644
Fair value	46,515	1,948	16,916	25,983	1,668
Weighted average yield	1.03%	0.55	0.35	1.45	1.44
Non-U.S. government securities
Amortized cost, net	$166	1	140	25	—
Fair value	166	1	140	25	—
Weighted average yield	1.14%	1.49	1.27	0.43	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$12,444	1,133	2,779	5,234	3,298
Fair value	12,076	1,132	2,795	4,977	3,172
Weighted average yield	1.94%	1.77	1.73	1.88	2.28
Federal agency mortgage-backed securities
Amortized cost, net	$59,559	—	241	1,024	58,294
Fair value	56,195	—	236	999	54,960
Weighted average yield	3.05%	—	1.98	2.34	3.06
Non-agency mortgage-backed securities
Amortized cost, net	$3,917	—	—	28	3,889
Fair value	3,804	—	—	28	3,776
Weighted average yield	2.64%	—	—	3.50	2.64
Collateralized loan obligations
Amortized cost, net	$4,513	—	9	4,101	403
Fair value	4,409	—	9	4,013	387
Weighted average yield	2.43%	—	2.74	2.43	2.40
Other debt securities
Amortized cost, net	$2,620	92	247	917	1,364
Fair value	2,667	90	243	914	1,420
Weighted average yield	2.57%	2.40	2.43	2.42	2.72
Total available-for-sale debt securities
Amortized cost, net	$131,991	3,203	20,675	39,221	68,892
Fair value	125,832	3,171	20,339	36,939	65,383
Weighted average yield	2.15%	1.03	0.58	1.66	2.95
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

74	Wells Fargo & Company

Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2022
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$16,198	—	12,413	—	3,785
Fair value	14,966	—	12,249	—	2,717
Weighted average yield	2.18%	—	2.37	—	1.58
Securities of U.S. states and political subdivisions
Amortized cost, net	$32,483	1,657	2,852	2,091	25,883
Fair value	28,699	1,656	2,815	2,061	22,167
Weighted average yield	2.14%	2.28	1.40	2.37	2.19
Federal agency mortgage-backed securities
Amortized cost, net	$219,972	—	—	—	219,972
Fair value	196,235	—	—	—	196,235
Weighted average yield	2.24%	—	—	—	2.24
Non-agency mortgage-backed securities
Amortized cost, net	$1,220	15	18	49	1,138
Fair value	1,099	14	18	47	1,020
Weighted average yield	3.02%	3.24	2.93	3.43	3.00
Collateralized loan obligations
Amortized cost, net	$30,183	—	—	13,070	17,113
Fair value	29,424	—	—	12,881	16,543
Weighted average yield	2.50%	—	—	2.60	2.42
Other debt securities
Amortized cost, net	$1,727	—	760	967	—
Fair value	1,621	—	729	892	—
Weighted average yield	4.47%	—	4.13	4.74	—
Total held-to-maturity debt securities
Amortized cost, net	$301,783	1,672	16,043	16,177	267,891
Fair value	272,044	1,670	15,811	15,881	238,682
Weighted average yield	2.26%	2.29	2.28	2.70	2.24
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

Wells Fargo & Company	75

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at June 30, 2022, and December 31, 2021.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2022, we reversed accrued interest receivable of $20 million for our commercial portfolio segment and $65 million for our consumer portfolio segment, compared with $24 million and $104 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Jun 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$380,235	350,436
Real estate mortgage	133,411	127,733
Real estate construction	21,743	20,092
Lease financing	14,530	14,859
Total commercial	549,919	513,120
Consumer:
Residential mortgage – first lien	252,941	242,270
Residential mortgage – junior lien	14,604	16,618
Credit card	41,222	38,453
Auto	55,658	56,659
Other consumer	29,390	28,274
Total consumer	393,815	382,274
Total loans	$943,734	895,394
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2022	Dec 31, 2021
Non-U.S. commercial loans:
Commercial and industrial	$82,621	77,365
Real estate mortgage	6,442	7,070
Real estate construction	1,619	1,582
Lease financing	696	680
Total non-U.S. commercial loans	$91,378	86,697

76	Wells Fargo & Company

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
Table 4.3: Loan Purchases, Sales, and Transfers

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$276	2	278	134	1	135
Sales	(689)	—	(689)	(65)	—	(65)
Transfers (to)/from LHFS	(62)	(14)	(76)	(359)	(99)	(458)
Six months ended
Purchases	$376	2	378	182	2	184
Sales	(1,271)	—	(1,271)	(338)	(188)	(526)
Transfers (to)/from LHFS	(41)	(23)	(64)	(794)	(36)	(830)
Unfunded Credit Commitments
Unfunded credit commitments are legally binding agreements to lend to customers with terms covering usage of funds, contractual interest rates, expiration dates, and any required collateral. Our commercial lending commitments include, but are not limited to, (i) commitments for working capital and general corporate purposes, (ii) financing to customers who warehouse financial assets secured by real estate, consumer, or corporate loans, (iii) financing that is expected to be syndicated or replaced with other forms of long-term financing, and (iv) commercial real estate lending. We also originate multipurpose lending commitments under which commercial customers have the option to draw on the facility in one of several forms, including the issuance of letters of credit, which reduces the unfunded commitment amounts of the facility.
The maximum credit risk for these commitments will generally be lower than the contractual amount because these commitments may expire without being used or may be cancelled at the customer’s request. We may reduce or cancel lines of credit in accordance with the contracts and applicable law. Certain commitments either provide us with funding discretion or are subject to loan agreements with covenants regarding the financial performance of the customer or borrowing base formulas that must be met before we are required to fund the commitment. Our credit risk monitoring activities include managing the amount of commitments, both to individual customers and in total, and the size and maturity structure of these commitments. We do not recognize an ACL for commitments that are unconditionally cancellable at our discretion.
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2022, and December 31, 2021, we had $2.2 billion and $1.5 billion, respectively, of outstanding issued commercial letters of credit. See Note 11 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
We may be a fronting bank, whereby we act as a representative for other lenders, and advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these fronting arrangements totaled approximately $87.6 billion at June 30, 2022.
The contractual amount of our unfunded credit commitments, including unissued letters of credit, is summarized in Table 4.4. The table excludes issued letters of credit and is presented net of commitments syndicated to others, including the fronting arrangements described above.
Table 4.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial (1)	$399,216	388,162
Real estate mortgage	9,350	11,515
Real estate construction	21,178	19,943
Total commercial	429,744	419,620
Consumer:
Residential mortgage – first lien	24,929	32,992
Residential mortgage – junior lien	24,142	27,447
Credit card	137,789	130,743
Other consumer (1)	67,339	75,919
Total consumer	254,199	267,101
Total unfunded credit commitments	$683,943	686,721
(1)In second quarter 2022, we reclassified commitments for securities-based loans from commercial and industrial loan commitments to other consumer loan commitments to align all securities-based loan commitments originated by the Wealth and Investment Management operating segment. Prior period balances have been revised to conform with the current period presentation.

Wells Fargo & Company	77

Note 4: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $904 million from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by increased uncertainty related to the risks of high inflation, as well as loan growth.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Balance, beginning of period	$12,681	18,043	$13,788	19,713
Provision for credit losses	578	(1,239)	(197)	(2,356)
Interest income on certain loans (1)	(27)	(36)	(56)	(77)
Loan charge-offs:
Commercial:
Commercial and industrial	(68)	(149)	(124)	(308)
Real estate mortgage	(3)	(11)	(3)	(63)
Real estate construction	—	—	—	—
Lease financing	(5)	(10)	(9)	(31)
Total commercial	(76)	(170)	(136)	(402)
Consumer:
Residential mortgage – first lien	(26)	(6)	(51)	(23)
Residential mortgage – junior lien	(20)	(12)	(42)	(31)
Credit card	(287)	(357)	(554)	(692)
Auto	(151)	(128)	(316)	(257)
Other consumer	(94)	(79)	(202)	(226)
Total consumer	(578)	(582)	(1,165)	(1,229)
Total loan charge-offs	(654)	(752)	(1,301)	(1,631)
Loan recoveries:
Commercial:
Commercial and industrial	41	68	120	139
Real estate mortgage	7	16	12	22
Real estate construction	—	1	—	1
Lease financing	5	5	10	11
Total commercial	53	90	142	173
Consumer:
Residential mortgage – first lien	29	25	57	66
Residential mortgage – junior lien	33	43	73	81
Credit card	88	101	179	200
Auto	83	83	152	160
Other consumer	24	29	49	57
Total consumer	257	281	510	564
Total loan recoveries	310	371	652	737
Net loan charge-offs	(344)	(381)	(649)	(894)
Other	(4)	4	(2)	5
Balance, end of period	$12,884	16,391	$12,884	16,391
Components:
Allowance for loan losses	$11,786	15,148	$11,786	15,148
Allowance for unfunded credit commitments	1,098	1,243	1,098	1,243
Allowance for credit losses	$12,884	16,391	$12,884	16,391
Net loan charge-offs as a percentage of average total loans	0.15%	0.18	0.14	0.21
Allowance for loan losses as a percentage of total loans	1.25	1.78	1.25	1.78
Allowance for credit losses for loans as a percentage of total loans	1.37	1.92	1.37	1.92
(1)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

78	Wells Fargo & Company

Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$7,148	5,533	12,681	10,682	7,361	18,043
Provision for credit losses	(32)	610	578	(1,021)	(218)	(1,239)
Interest income on certain loans (1)	(7)	(20)	(27)	(15)	(21)	(36)
Loan charge-offs	(76)	(578)	(654)	(170)	(582)	(752)
Loan recoveries	53	257	310	90	281	371
Net loan charge-offs	(23)	(321)	(344)	(80)	(301)	(381)
Other	(4)	—	(4)	4	—	4
Balance, end of period	$7,082	5,802	12,884	9,570	6,821	16,391
Six months ended June 30,
Balance, beginning of period	$7,791	5,997	13,788	11,516	8,197	19,713
Provision for credit losses	(697)	500	(197)	(1,688)	(668)	(2,356)
Interest income on certain loans (1)	(16)	(40)	(56)	(34)	(43)	(77)
Loan charge-offs	(136)	(1,165)	(1,301)	(402)	(1,229)	(1,631)
Loan recoveries	142	510	652	173	564	737
Net loan charge-offs	6	(655)	(649)	(229)	(665)	(894)
Other	(2)	—	(2)	5	—	5
Balance, end of period	$7,082	5,802	12,884	9,570	6,821	16,391
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
debt restructuring (TDR). At June 30, 2022, we had $526.5 billion and $23.4 billion of pass and criticized commercial loans, respectively.

Wells Fargo & Company	79

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
June 30, 2022
Commercial and industrial
Pass	$38,557	37,325	11,983	16,317	5,329	7,622	252,271	777	370,181
Criticized	548	1,464	737	729	793	749	5,034	—	10,054
Total commercial and industrial	39,105	38,789	12,720	17,046	6,122	8,371	257,305	777	380,235
Real estate mortgage
Pass	21,684	34,936	14,144	15,869	11,230	19,604	5,355	12	122,834
Criticized	886	2,151	1,011	2,673	1,379	2,224	253	—	10,577
Total real estate mortgage	22,570	37,087	15,155	18,542	12,609	21,828	5,608	12	133,411
Real estate construction
Pass	2,445	6,553	3,859	3,919	1,464	550	1,218	—	20,008
Criticized	285	545	174	467	197	67	—	—	1,735
Total real estate construction	2,730	7,098	4,033	4,386	1,661	617	1,218	—	21,743
Lease financing
Pass	1,941	3,897	2,536	1,938	1,052	2,144	—	—	13,508
Criticized	157	259	191	204	127	84	—	—	1,022
Total lease financing	2,098	4,156	2,727	2,142	1,179	2,228	—	—	14,530
Total commercial loans	$66,503	87,130	34,635	42,116	21,571	33,044	264,131	789	549,919
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2021	2020	2019	2018	2017	Prior
December 31, 2021
Commercial and industrial
Pass	$65,562	15,193	20,553	7,400	3,797	13,985	211,452	679	338,621
Criticized	1,657	884	1,237	1,256	685	551	5,528	17	11,815
Total commercial and industrial	67,219	16,077	21,790	8,656	4,482	14,536	216,980	696	350,436
Real estate mortgage
Pass	38,196	15,929	19,013	12,618	7,451	16,026	5,411	3	114,647
Criticized	3,462	1,119	2,975	1,834	875	2,421	400	—	13,086
Total real estate mortgage	41,658	17,048	21,988	14,452	8,326	18,447	5,811	3	127,733
Real estate construction
Pass	5,895	4,058	4,549	2,167	379	329	1,042	2	18,421
Criticized	510	266	586	234	68	7	—	—	1,671
Total real estate construction	6,405	4,324	5,135	2,401	447	336	1,042	2	20,092
Lease financing
Pass	4,100	3,012	2,547	1,373	838	1,805	—	—	13,675
Criticized	284	246	282	184	86	102	—	—	1,184
Total lease financing	4,384	3,258	2,829	1,557	924	1,907	—	—	14,859
Total commercial loans	$119,666	40,707	51,742	27,066	14,179	35,226	223,833	701	513,120

80	Wells Fargo & Company

Table 4.8 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
June 30, 2022
By delinquency status:
Current-29 days past due (DPD) and still accruing	$376,176	132,008	21,510	14,288	543,982
30-89 DPD and still accruing	2,842	421	230	146	3,639
90+ DPD and still accruing	495	84	—	—	579
Nonaccrual loans	722	898	3	96	1,719
Total commercial loans	$380,235	133,411	21,743	14,530	549,919
December 31, 2021
By delinquency status:
Current-29 DPD and still accruing	$348,033	126,184	19,900	14,568	508,685
30-89 DPD and still accruing	1,217	285	179	143	1,824
90+ DPD and still accruing	206	29	—	—	235
Nonaccrual loans	980	1,235	13	148	2,376
Total commercial loans	$350,436	127,733	20,092	14,859	513,120

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

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
June 30, 2022
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$36,321	67,320	38,481	21,788	6,533	65,767	4,231	1,919	242,360
30-59 DPD	116	42	27	25	8	459	14	34	725
60-89 DPD	1	6	6	7	2	140	5	16	183
90-119 DPD	2	1	3	2	1	51	3	8	71
120-179 DPD	—	7	4	1	4	79	3	16	114
180+ DPD	—	3	25	21	26	576	25	134	810
Government insured/guaranteed loans (1)	1	41	128	146	220	8,142	—	—	8,678
Total residential mortgage – first lien	36,441	67,420	38,674	21,990	6,794	75,214	4,281	2,127	252,941
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	12	31	18	25	22	591	8,856	4,706	14,261
30-59 DPD	—	—	—	—	—	9	19	50	78
60-89 DPD	—	—	—	—	—	4	8	22	34
90-119 DPD	—	—	—	—	—	3	3	11	17
120-179 DPD	—	—	—	—	—	4	5	16	25
180+ DPD	—	—	—	—	—	23	35	131	189
Total residential mortgage – junior lien	12	31	18	25	22	634	8,926	4,936	14,604
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	40,397	201	40,598
30-59 DPD	—	—	—	—	—	—	186	10	196
60-89 DPD	—	—	—	—	—	—	126	8	134
90-119 DPD	—	—	—	—	—	—	97	6	103
120-179 DPD	—	—	—	—	—	—	188	3	191
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	40,994	228	41,222
Auto
By delinquency status:
Current-29 DPD	11,764	23,554	9,625	6,283	2,225	1,024	—	—	54,475
30-59 DPD	54	340	182	130	59	56	—	—	821
60-89 DPD	15	118	56	42	18	19	—	—	268
90-119 DPD	5	45	20	12	5	6	—	—	93
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	11,838	24,058	9,883	6,467	2,307	1,105	—	—	55,658
Other consumer
By delinquency status:
Current-29 DPD	2,019	1,606	484	439	116	116	24,407	131	29,318
30-59 DPD	2	6	1	2	1	2	7	6	27
60-89 DPD	1	3	1	1	1	1	5	4	17
90-119 DPD	—	3	1	1	—	—	4	2	11
120-179 DPD	—	—	—	1	—	—	6	1	8
180+ DPD	—	—	—	—	—	1	1	7	9
Total other consumer	2,022	1,618	487	444	118	120	24,430	151	29,390
Total consumer loans	$50,313	93,127	49,062	28,926	9,241	77,073	78,631	7,442	393,815
(continued on following page)

82	Wells Fargo & Company

(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$69,994	41,527	24,887	7,660	13,734	61,576	5,248	1,673	226,299
30-59 DPD	129	27	30	12	24	418	14	29	683
60-89 DPD	10	7	2	—	3	126	7	15	170
90-119 DPD	—	1	1	1	5	53	4	9	74
120-179 DPD	1	16	2	2	1	63	4	14	103
180+ DPD	—	62	72	71	92	1,294	36	156	1,783
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	28	20	30	26	21	700	10,883	4,426	16,134
30-59 DPD	—	—	—	—	1	10	29	46	86
60-89 DPD	—	—	—	—	—	4	10	21	35
90-119 DPD	—	—	—	1	—	3	4	12	20
120-179 DPD	—	—	—	—	—	5	7	14	26
180+ DPD	—	—	1	—	—	40	59	217	317
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	37,686	192	37,878
30-59 DPD	—	—	—	—	—	—	176	7	183
60-89 DPD	—	—	—	—	—	—	118	5	123
90-119 DPD	—	—	—	—	—	—	98	5	103
120-179 DPD	—	—	—	—	—	—	165	1	166
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	38,243	210	38,453
Auto
By delinquency status:
Current-29 DPD	29,246	12,412	8,476	3,271	1,424	714	—	—	55,543
30-59 DPD	220	193	165	81	46	57	—	—	762
60-89 DPD	69	67	53	25	14	21	—	—	249
90-119 DPD	31	27	22	9	6	8	—	—	103
120-179 DPD	—	1	1	—	—	—	—	—	2
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
By delinquency status:
Current-29 DPD	2,221	716	703	203	107	125	23,988	143	28,206
30-59 DPD	3	2	3	1	—	2	10	4	25
60-89 DPD	2	1	2	1	—	1	5	1	13
90-119 DPD	1	1	2	1	—	—	4	—	9
120-179 DPD	—	—	—	—	—	—	8	2	10
180+ DPD	—	—	—	—	—	1	1	9	11
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $3.0 billion and $5.7 billion at June 30, 2022, and December 31, 2021, respectively.
Of the $1.6 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at June 30, 2022, $412 million was accruing, compared with
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

Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
June 30, 2022
By FICO:
Residential mortgage – first lien
800+	$16,288	41,130	26,393	14,748	4,378	40,390	2,092	591	146,010
760-799	13,513	17,649	8,218	4,503	1,211	11,332	864	319	57,609
720-759	4,643	6,057	2,722	1,726	562	6,408	543	268	22,929
680-719	1,447	1,780	796	546	247	3,585	316	212	8,929
640-679	394	455	207	178	80	1,743	164	148	3,369
600-639	73	113	55	41	28	911	71	80	1,372
< 600	16	25	20	17	19	937	86	126	1,246
No FICO available	66	170	135	85	49	1,766	145	383	2,799
Government insured/guaranteed loans (1)	1	41	128	146	220	8,142	—	—	8,678
Total residential mortgage – first lien	36,441	67,420	38,674	21,990	6,794	75,214	4,281	2,127	252,941
Residential mortgage – junior lien
800+	—	—	—	—	—	152	4,562	1,646	6,360
760-799	—	—	—	—	—	94	1,808	839	2,741
720-759	—	—	—	—	—	109	1,158	784	2,051
680-719	—	—	—	—	—	90	667	628	1,385
640-679	—	—	—	—	—	49	260	330	639
600-639	—	—	—	—	—	30	123	186	339
< 600	—	—	—	—	—	36	121	208	365
No FICO available	12	31	18	25	22	74	227	315	724
Total residential mortgage – junior lien	12	31	18	25	22	634	8,926	4,936	14,604
Credit card
800+	—	—	—	—	—	—	4,726	1	4,727
760-799	—	—	—	—	—	—	6,527	8	6,535
720-759	—	—	—	—	—	—	8,940	27	8,967
680-719	—	—	—	—	—	—	9,635	48	9,683
640-679	—	—	—	—	—	—	6,279	47	6,326
600-639	—	—	—	—	—	—	2,472	33	2,505
< 600	—	—	—	—	—	—	2,216	63	2,279
No FICO available	—	—	—	—	—	—	199	1	200
Total credit card	—	—	—	—	—	—	40,994	228	41,222
Auto
800+	2,083	3,824	1,656	1,290	484	203	—	—	9,540
760-799	2,168	4,115	1,652	1,154	393	149	—	—	9,631
720-759	2,054	3,833	1,628	1,103	388	162	—	—	9,168
680-719	1,992	3,878	1,702	1,028	347	153	—	—	9,100
640-679	1,732	3,456	1,313	720	243	124	—	—	7,588
600-639	1,088	2,301	802	443	163	100	—	—	4,897
< 600	721	2,606	1,116	709	276	203	—	—	5,631
No FICO available	—	45	14	20	13	11	—	—	103
Total auto	11,838	24,058	9,883	6,467	2,307	1,105	—	—	55,658
Other consumer
800+	413	314	110	81	19	40	1,070	19	2,066
760-799	460	332	91	69	17	18	664	17	1,668
720-759	408	315	104	71	21	18	594	26	1,557
680-719	314	268	63	62	20	15	576	18	1,336
640-679	153	153	32	35	12	8	298	20	711
600-639	38	47	10	13	5	4	113	10	240
< 600	13	36	11	16	7	6	99	12	200
No FICO available	223	153	66	97	17	11	1,074	29	1,670
FICO not required	—	—	—	—	—	—	19,942	—	19,942
Total other consumer	2,022	1,618	487	444	118	120	24,430	151	29,390
Total consumer loans	$50,313	93,127	49,062	28,926	9,241	77,073	78,631	7,442	393,815

(continued on following page)

84	Wells Fargo & Company

(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
By FICO:
Residential mortgage – first lien
800+	$35,935	27,396	16,583	5,153	9,430	37,495	2,554	469	135,015
760-799	23,645	9,814	5,412	1,464	2,485	10,509	1,073	265	54,667
720-759	7,842	3,083	1,980	642	1,137	6,277	646	238	21,845
680-719	1,986	876	645	283	501	3,682	393	206	8,572
640-679	449	233	187	89	129	1,851	188	146	3,272
600-639	101	63	46	31	41	1,035	102	89	1,508
< 600	15	13	24	19	41	1,083	114	124	1,433
No FICO available	161	162	117	65	95	1,598	243	359	2,800
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
800+	—	—	—	—	—	188	5,512	1,481	7,181
760-799	—	—	—	—	—	110	2,154	828	3,092
720-759	—	—	—	—	—	130	1,462	790	2,382
680-719	—	—	—	—	—	118	881	633	1,632
640-679	—	—	—	—	—	65	325	338	728
600-639	—	—	—	—	—	39	160	208	407
< 600	—	—	—	—	—	43	164	215	422
No FICO available	28	20	31	27	22	69	334	243	774
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit card
800+	—	—	—	—	—	—	4,247	1	4,248
760-799	—	—	—	—	—	—	6,053	7	6,060
720-759	—	—	—	—	—	—	8,475	26	8,501
680-719	—	—	—	—	—	—	9,136	50	9,186
640-679	—	—	—	—	—	—	5,850	47	5,897
600-639	—	—	—	—	—	—	2,298	31	2,329
< 600	—	—	—	—	—	—	2,067	47	2,114
No FICO available	—	—	—	—	—	—	117	1	118
Total credit card	—	—	—	—	—	—	38,243	210	38,453
Auto
800+	4,688	1,983	1,680	690	318	108	—	—	9,467
760-799	4,967	2,123	1,586	586	234	87	—	—	9,583
720-759	4,789	2,104	1,503	583	241	106	—	—	9,326
680-719	5,005	2,282	1,441	526	218	111	—	—	9,583
640-679	4,611	1,824	1,025	369	160	99	—	—	8,088
600-639	3,118	1,114	617	243	117	92	—	—	5,301
< 600	2,372	1,236	853	376	193	187	—	—	5,217
No FICO available	16	34	12	13	9	10	—	—	94
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
800+	450	162	128	34	8	47	1,343	22	2,194
760-799	502	147	117	33	7	22	819	19	1,666
720-759	461	134	115	38	9	18	714	22	1,511
680-719	349	95	99	37	9	15	630	22	1,256
640-679	170	44	55	21	6	8	328	17	649
600-639	42	13	19	9	3	4	117	9	216
< 600	18	12	22	11	3	5	114	12	197
No FICO available	235	113	155	23	62	10	1,236	36	1,870
FICO not required	—	—	—	—	—	—	18,715	—	18,715
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
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
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
June 30, 2022
Residential mortgage – first lien
By LTV:
0-60%	$11,784	34,740	29,463	17,236	5,325	62,930	3,859	1,959	167,296
60.01-80%	23,853	31,942	8,858	4,411	1,165	3,773	322	129	74,453
80.01-100%	765	555	124	127	51	125	50	24	1,821
100.01-120% (1)	—	16	13	5	2	18	7	2	63
> 120% (1)	—	10	4	6	—	16	6	2	44
No LTV available	38	116	84	59	31	210	37	11	586
Government insured/guaranteed loans (2)	1	41	128	146	220	8,142	—	—	8,678
Total residential mortgage – first lien	36,441	67,420	38,674	21,990	6,794	75,214	4,281	2,127	252,941
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	458	7,514	4,122	12,094
60.01-80%	—	—	—	—	—	98	1,173	649	1,920
80.01-100%	—	—	—	—	—	23	187	116	326
100.01-120% (1)	—	—	—	—	—	4	26	16	46
> 120% (1)	—	—	—	—	—	1	9	7	17
No CLTV available	12	31	18	25	22	50	17	26	201
Total residential mortgage – junior lien	12	31	18	25	22	634	8,926	4,936	14,604
Total	$36,453	67,451	38,692	22,015	6,816	75,848	13,207	7,063	267,545
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By LTV:
0-60%	$26,618	22,882	16,063	5,310	11,030	57,880	4,348	1,644	145,775
60.01-80%	42,893	18,188	8,356	2,234	2,647	5,017	674	188	80,197
80.01-100%	486	437	474	147	134	339	157	42	2,216
100.01-120% (1)	10	31	24	11	7	48	33	8	172
> 120% (1)	5	10	10	4	3	35	14	3	84
No LTV available	122	92	67	40	38	211	87	11	668
Government insured/guaranteed loans (2)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	475	7,949	3,588	12,012
60.01-80%	—	—	—	—	—	172	2,329	823	3,324
80.01-100%	—	—	—	—	—	55	554	241	850
100.01-120% (1)	—	—	—	—	—	13	104	42	159
> 120% (1)	—	—	—	—	—	3	35	13	51
No CLTV available	28	20	31	27	22	44	21	29	222
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Total	$70,176	41,794	25,234	8,122	14,245	76,380	16,305	6,632	258,888
(1)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.
(2)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

86	Wells Fargo & Company

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
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	2022	2021
Commercial:
Commercial and industrial	$722	980	212	190	41	45
Real estate mortgage	898	1,235	39	66	28	33
Real estate construction	3	13	1	5	—	1
Lease financing	96	148	—	9	—	—
Total commercial	1,719	2,376	252	270	69	79
Consumer:
Residential mortgage- first lien	3,322	3,803	2,380	2,722	83	56
Residential mortgage- junior lien	729	801	509	497	28	25
Auto	188	198	—	—	14	17
Other consumer	35	34	—	—	2	1
Total consumer	4,274	4,836	2,889	3,219	127	99
Total nonaccrual loans	$5,993	7,212	3,141	3,489	196	178
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given solid collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $946 million and $694 million at June 30, 2022, and December 31, 2021, respectively, which included $781 million and $583 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

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
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Jun 30, 2022	Dec 31, 2021
Total:	$3,653	5,358
Less: FHA insured/VA guaranteed (1)	2,662	4,699
Total, not government insured/guaranteed	$991	659
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$495	206
Real estate mortgage	84	29
Real estate construction	—	—
Total commercial	579	235
Consumer:
Residential mortgage – first lien	17	37
Residential mortgage – junior lien	5	12
Credit card	294	269
Auto	79	88
Other consumer	17	18
Total consumer	412	424
Total, not government insured/guaranteed	$991	659
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.4 billion and $10.2 billion at June 30, 2022 and December 31, 2021, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $411 million and $431 million at June 30, 2022, and December 31, 2021, respectively.
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

88	Wells Fargo & Company

Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended June 30, 2022
Commercial:
Commercial and industrial	$—	8	75	83	—	7.09%	$8
Real estate mortgage	—	5	37	42	—	0.62	5
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	—	13	114	127	—	4.38	13
Consumer:
Residential mortgage – first lien	—	106	323	429	1	1.36	106
Residential mortgage – junior lien	—	21	27	48	1	2.41	21
Credit card	—	63	—	63	—	19.23	63
Auto	—	1	8	9	2	4.02	1
Other consumer	—	4	—	4	—	11.01	4
Trial modifications (5)	—	—	41	41	—	—	—
Total consumer	—	195	399	594	4	7.47	195
Total	$—	208	513	721	4	7.28%	$208
Quarter ended June 30, 2021
Commercial:
Commercial and industrial	$—	1	330	331	14	1.22%	$1
Real estate mortgage	41	5	86	132	—	1.15	5
Real estate construction	—	—	2	2	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	41	6	419	466	14	1.17	6
Consumer:
Residential mortgage – first lien	—	8	353	361	1	1.26	8
Residential mortgage – junior lien	—	2	9	11	—	2.51	2
Credit card	—	24	—	24	—	19.02	24
Auto	1	1	72	74	30	3.93	1
Other consumer	—	4	—	4	—	12.02	4
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	1	39	436	476	31	13.24	39
Total	$42	45	855	942	45	11.68%	$45

(continued on following page)

Wells Fargo & Company	89

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Six months ended June 30, 2022
Commercial:
Commercial and industrial	$—	14	148	162	—	8.37%	$14
Real estate mortgage	—	10	64	74	—	0.99	10
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	—	24	214	238	—	5.27	24
Consumer:
Residential mortgage – first lien	1	166	638	805	2	1.44	166
Residential mortgage – junior lien	—	29	48	77	1	2.39	29
Credit card	—	133	—	133	—	19.17	133
Auto	1	4	48	53	11	4.64	4
Other consumer	—	7	1	8	—	11.31	7
Trial modifications (5)	—	—	252	252	—	—	—
Total consumer	2	339	987	1,328	14	8.73	339
Total	$2	363	1,201	1,566	14	8.50%	$363
Six months ended June 30, 2021
Commercial:
Commercial and industrial	$—	2	560	562	20	1.10%	$2
Real estate mortgage	41	9	186	236	—	1.04	9
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	4	4	—	—	—
Total commercial	41	11	753	805	20	1.05	11
Consumer:
Residential mortgage – first lien	—	15	885	900	1	1.53	15
Residential mortgage – junior lien	—	7	22	29	1	2.44	7
Credit card	—	56	—	56	—	18.93	56
Auto	1	2	86	89	37	3.90	2
Other consumer	—	11	1	12	—	12.14	11
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	1	91	996	1,088	39	13.67	91
Total	$42	102	1,749	1,893	59	12.31%	$102
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $132 million and $202 million for the quarters ended June 30, 2022 and 2021, respectively, and $250 million and $458 million for the first half of 2022 and 2021, respectively.
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

90	Wells Fargo & Company

Table 4.15 summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted
TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Commercial:
Commercial and industrial	$3	84	$52	125
Real estate mortgage	8	9	10	25
Real estate construction	—	—	—	—
Lease financing	—	—	—	—
Total commercial	11	93	62	150
Consumer:
Residential mortgage – first lien	49	2	56	5
Residential mortgage – junior lien	2	—	2	1
Credit card	8	6	13	16
Auto	7	12	13	23
Other consumer	1	—	1	1
Total consumer	67	20	85	46
Total	$78	113	$147	196

Wells Fargo & Company	91

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5 (Leasing Activity) in our 2021 Form 10-K for additional information about our leasing activities.
As a Lessor
Noninterest income on leases, included in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $185 million and $226 million for the quarters ended June 30, 2022 and 2021, respectively, and $373 million and $452 million for the first half of 2022 and 2021, respectively.

Table 5.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest income on lease financing	$152	172	$304	353
Other lease revenue:
Variable revenue on lease financing	27	25	57	51
Fixed revenue on operating leases	242	254	487	514
Variable revenue on operating leases	14	18	29	36
Other lease-related revenue (1)	50	16	87	27
Noninterest income on leases	333	313	660	628
Total leasing revenue	$485	485	$964	981
(1)Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.

As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.

Table 5.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2022	Dec 31, 2021
ROU assets	$3,835	3,805
Lease liabilities	4,458	4,476

Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.
Table 5.3: Lease Costs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Fixed lease expense – operating leases	$253	265	$506	530
Variable lease expense	70	69	143	147
Other (1)	(8)	(28)	(18)	(31)
Total lease costs	$315	306	$631	646
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

92	Wells Fargo & Company

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method.
Table 6.1: Equity Securities

(in millions)	Jun 30, 2022	Dec 31, 2021
Held for trading at fair value:
Marketable equity securities (1)	$16,640	27,476
Nonmarketable equity securities (2)(3)	9,290	—
Total equity securities held for trading	25,930	27,476
Not held for trading:
Fair value:
Marketable equity securities	1,625	2,578
Nonmarketable equity securities (2)	98	9,044
Total equity securities not held for trading at fair value	1,723	11,622
Equity method:
Private equity	2,918	3,077
Tax-advantaged renewable energy	4,949	4,740
New market tax credit and other	362	379
Total equity method	8,229	8,196
Other methods:
Low-income housing tax credit investments	12,341	12,314
Private equity (4)	9,969	9,694
Federal Reserve Bank stock and other at cost (5)	3,582	3,584
Total equity securities not held for trading	35,844	45,410
Total equity securities	$61,774	72,886
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
(5)    Substantially all relates to investments in Federal Reserve Bank stock at both June 30, 2022, and December 31, 2021.
Net Gains and Losses Not Held for Trading
Table 6.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 6.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(226)	74	$(228)	134
Nonmarketable equity securities (1)	(16)	893	(38)	535
Total equity securities carried at fair value	(242)	967	(266)	669
Net gains (losses) from nonmarketable equity securities not carried at fair value (2):
Impairment write-downs	(576)	(42)	(1,014)	(57)
Net unrealized gains (3)	144	2,037	834	2,262
Net realized gains from sale	59	496	407	551
Total nonmarketable equity securities not carried at fair value	(373)	2,491	227	2,756
Net gains (losses) from economic hedge derivatives (1)	—	(762)	—	(337)
Total net gains (losses) from equity securities not held for trading	$(615)	2,696	$(39)	3,088
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
(3)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	93

Note 6: Equity Securities (continued)

Measurement Alternative
Table 6.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 6.2.
Table 6.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$144	2,037	$834	2,262
Impairment write-downs	(549)	(38)	(944)	(50)
Net realized gains from sale	45	195	78	195
Total net gains (losses) recognized during the period	$(360)	$2,194	$(32)	2,407
Table 6.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2022	Dec 31, 2021
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$6,994	6,278
Gross unrealized losses from observable price changes	(3)	(3)
Impairment write-downs	(1,669)	(821)

94	Wells Fargo & Company

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Jun 30, 2022	Dec 31, 2021
Corporate/bank-owned life insurance	$20,718	20,619
Accounts receivable (1)	30,683	20,831
Interest receivable:
AFS and HTM debt securities	1,372	1,360
Loans	2,275	1,950
Trading and other	418	305
Operating lease assets (lessor)	5,946	6,182
Operating lease ROU assets (lessee)	3,835	3,805
Customer relationship and other amortized intangibles	181	211
Foreclosed assets	130	112
Due from customers on acceptances	79	155
Other (2)	15,747	11,729
Total other assets	$81,384	67,259
(1)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances.
(2)Primarily includes income tax receivables, prepaid expenses, and private equity and venture capital investments in consolidated portfolio companies.

Wells Fargo & Company	95

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We repurchased loans of $564 million and $1.5 billion, during the second quarter and first half of 2022, respectively, and $1.0 billion and $2.9 billion during the second quarter and first half of 2021, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $216 million and $107 million at June 30, 2022, and December 31, 2021, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At June 30, 2022, and December 31, 2021, our liability for these repurchase and recourse arrangements was $160 million and $173 million, respectively, and the maximum exposure to loss was $13.4 billion and $13.3 billion at June 30, 2022 and December 31, 2021, respectively.
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

Table 8.1 presents information about transfers of assets during the periods presented for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets, securities, and loans. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2. Substantially all transfers were related to residential mortgage securitizations with the GSEs or GNMA and resulted in no gain or loss because the loans are measured at fair

96	Wells Fargo & Company

value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 8.1: Transfers with Continuing Involvement

	2022		2021
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended June 30,
Assets sold	$23,817	4,345	45,903	5,173
Proceeds from transfer (1)	23,817	4,411	46,230	5,227
Net gains (losses) on sale	—	66	327	54

Continuing involvement (2):
Servicing rights recognized	$313	41	487	24
Securities recognized (3)	475	33	6,171	39
Loans recognized	—	—	—	—
Six months ended June 30,
Assets sold	$49,991	8,378	86,489	8,364
Proceeds from transfer (1)	50,043	8,508	86,921	8,509
Net gains (losses) on sale	52	130	432	145

Continuing involvement (2):
Servicing rights recognized	$640	70	894	71
Securities recognized (3)	2,062	137	16,394	68
Loans recognized	—	—	926	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $3.6 billion and $10.3 billion during the second quarter and first half of 2022, respectively, and $11.2 billion and $18.0 billion during the second quarter and first half of 2021, respectively.
In the normal course of business we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $168 million and $304 million during the second quarter and first half of 2022, respectively, and $386 million and $461 million during the second quarter and first half of 2021, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities and to the sale of our student loan portfolio.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential Mortgage Servicing Rights

	2022	2021
Quarter ended June 30,
Prepayment rate (1)	10.9%	13.4
Discount rate	8.0	6.1
Cost to service ($ per loan)	$122	91
Six months ended June 30,
Prepayment rate (1)	11.0%	13.8
Discount rate	7.5	6.0
Cost to service ($ per loan)	$117	87
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 15 (Fair Values of Assets and Liabilities) and
Note 9 (Mortgage Banking Activities) for additional information on key economic assumptions for residential MSRs.

RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. We transferred $12.6 billion and $25.3 billion of securities to re-securitization VIEs during the six months ended June 30, 2022 and 2021, respectively. These amounts are not included in
Table 8.1. Related total VIE assets were $117.2 billion and $117.7 billion at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021 we held $951 million and $817 million of securities, respectively. $525 million and $915 million of these securities related to resecuritizations transacted during the six months ended June 30, 2022 and 2021, respectively.

Wells Fargo & Company	97

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
Table 8.3: Loans Serviced for Others

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	2022	2021
Commercial	$122,696	120,962	1,217	1,923	22	122
Residential	673,797	690,813	6,623	10,714	7	12
Total off-balance sheet sold or securitized loans (3)	$796,493	811,775	7,840	12,637	29	134
(1)Includes $370 million and $403 million of commercial foreclosed assets and $133 million and $129 million of residential foreclosed assets at June 30, 2022 and December 31, 2021, respectively.
(2)Net charge-offs exclude loans sold to Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.
(3)At June 30, 2022 and December 31, 2021, the table includes total loans of $719.4 billion and $736.8 billion, delinquent loans of $6.1 billion and $10.2 billion, and foreclosed assets of $104 million and $100 million, respectively, for FNMA, FHLMC and GNMA.
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

98	Wells Fargo & Company

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
Table 8.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
June 30, 2022
Nonconforming mortgage loan securitizations	$153,132	—	2,610	—	676	(6)	3,280
Tax credit structures	45,838	1,839	—	12,348	—	(4,862)	9,325
Commercial real estate loans	5,475	5,464	—	—	11	—	5,475
Other	2,564	376	1	42	29	—	448
Total	$207,009	7,679	2,611	12,390	716	(4,868)	18,528
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,610	—	676	6	3,292
Tax credit structures		1,839	—	12,348	—	3,993	18,180
Commercial real estate loans		5,464	—	—	11	707	6,182
Other		376	1	42	29	229	677
Total		$7,679	2,611	12,390	716	4,935	28,331
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2021
Nonconforming mortgage loan securitizations	$146,482	—	2,620	—	694	—	3,314
Tax credit structures	44,528	1,904	—	12,322	—	(4,941)	9,285
Commercial real estate loans	5,489	5,481	—	—	8	—	5,489
Other	3,196	531	3	62	49	(1)	644
Total	$199,695	7,916	2,623	12,384	751	(4,942)	18,732
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,620	—	694	27	3,341
Tax credit structures		1,904	—	12,322	—	3,730	17,956
Commercial real estate loans		5,481	—	—	8	710	6,199
Other		531	3	62	49	229	874
Total		$7,916	2,623	12,384	751	4,696	28,370
(1)Includes $196 million and $352 million of securities classified as trading at June 30, 2022 and December 31, 2021, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).

Wells Fargo & Company	99

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

OTHER VIE STRUCTURES Other VIEs are primarily related to municipal tender option bond (MTOB) transactions. MTOBs are vehicles to finance the purchase of municipal bonds through the issuance of short-term debt to investors. Our involvement with MTOBs includes serving as the residual interest holder, which provides control over the key decisions of the VIE, as well as the remarketing agent or liquidity provider related to the debt issued to investors. We may also securitize nonconforming mortgage loans, in which our involvement includes servicer of the underlying assets and holder of subordinate or senior securities issued by the VIE. During second quarter 2022, we purchased the outstanding mortgage loans from the VIEs and extinguished the related debt associated with such securitizations.

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
Table 8.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Long-term debt	All other liabilities (2)
June 30, 2022
Commercial and industrial loans and leases	$6,999	4,471	—	166	—	(170)
Other	72	—	71	1	—	(71)
Total consolidated VIEs	$7,071	4,471	71	167	—	(241)
December 31, 2021
Commercial and industrial loans and leases	$7,013	4,099	—	231	—	(188)
Other	516	377	71	3	(149)	(71)
Total consolidated VIEs	$7,529	4,476	71	234	(149)	(259)
(1)All other assets includes cash and due from banks, interest-earning deposits with banks, derivative assets, equity securities, and other assets.
(2)All other liabilities includes short-term borrowings, derivative liabilities, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $395 million and $388 million at June 30, 2022, and December 31, 2021, respectively. See Note 16 (Preferred Stock) for additional information about trust preferred securities.

100	Wells Fargo & Company

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.2 billion and $1.3 billion, with an estimated fair value of $2.1 billion and $1.5 billion, at June 30, 2022 and 2021, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Fair value, beginning of period	$8,511	7,536	$6,920	6,125
Servicing from securitizations or asset transfers (1)	322	485	664	891
Sales and other (2)	(251)	(7)	(250)	(8)
Net additions	71	478	414	883
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	949	(529)	2,648	1,101
Servicing and foreclosure costs (4)	(9)	—	(12)	9
Discount rates	31	160	86	207
Prepayment estimates and other (5)	(103)	(440)	(249)	(535)
Net changes in valuation inputs or assumptions	868	(809)	2,473	782
Changes due to collection/realization of expected cash flows (6)	(287)	(488)	(644)	(1,073)
Total changes in fair value	581	(1,297)	1,829	(291)
Fair value, end of period	$9,163	6,717	$9,163	6,717
(1)Includes impacts associated with exercising cleanup calls on securitizations and our right to repurchase delinquent loans from GNMA loan securitization pools. MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.
(2)Includes sales and transfers of MSRs, which can result in an increase in MSRs if related to portfolios with servicing liabilities. In second quarter 2022, MSRs decreased $244 million due to the sale of interest-only strips related to excess servicing cash flows from agency residential mortgage backed securitizations.
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

Table 9.2: Economic Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2022	Dec 31, 2021
Fair value of interests held	$9,163	6,920
Expected weighted-average life (in years)	6.2	4.7

Key economic assumptions:
Prepayment rate assumption (1)	9.7%	14.7
Impact on fair value from 10% adverse change	$319	356
Impact on fair value from 25% adverse change	759	834

Discount rate assumption	8.1%	6.4
Impact on fair value from 100 basis point increase	$367	276
Impact on fair value from 200 basis point increase	704	529

Cost to service assumption ($ per loan)	100	106
Impact on fair value from 10% adverse change	177	165
Impact on fair value from 25% adverse change	442	411
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
any other assumptions. In reality, changes in one factor may result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	101

Note 9:  Mortgage Banking Activities (continued)
We present the components of our managed servicing portfolio in Table 9.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.
Table 9.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2022	Dec 31, 2021
Residential mortgage servicing:
Serviced and subserviced for others	$699	718
Owned loans serviced	274	276
Total residential servicing	973	994
Commercial mortgage servicing:
Serviced and subserviced for others	595	597
Owned loans serviced	134	130
Total commercial servicing	729	727
Total managed servicing portfolio	$1,702	1,721
Total serviced for others, excluding subserviced for others	$1,283	1,304
MSRs as a percentage of loans serviced for others	0.81%	0.63
Weighted average note rate (mortgage loans serviced for others)	3.89	3.82

At June 30, 2022, and December 31, 2021, we had servicer advances, net of an allowance for uncollectible amounts, of $2.6 billion and $3.2 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2022	2021	2022	2021
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$645	692	$1,280	1,416
Unreimbursed direct servicing costs (1)		(57)	(90)	(81)	(214)
Servicing fees		588	602	1,199	1,202
Amortization (2)		(64)	(33)	(123)	(98)
Changes due to collection/realization of expected cash flows (3)	(A)	(287)	(488)	(644)	(1,073)
Net servicing fees		237	81	432	31
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	868	(809)	2,473	782
Net derivative gains (losses) from economic hedges (5)		(980)	707	(2,626)	(933)
Market-related valuation changes to MSRs, net of hedge results		(112)	(102)	(153)	(151)
Total net servicing income		125	(21)	279	(120)
Net gains on mortgage loan originations/sales (6)		162	1,357	701	2,782
Total mortgage banking noninterest income		$287	1,336	$980	2,662
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$581	(1,297)	$1,829	(291)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)There was no reversal of impairment on the commercial amortized MSRs in second quarter 2022, and $4 million in the first half of 2022, compared with $37 million reversal of impairment in the second quarter and first half of 2021.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(5)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $710 million and $2.0 billion in the second quarter and first half of 2022, respectively, and $(420) million and $845 million in the second quarter and first half of 2021, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

102	Wells Fargo & Company

Note 10: Intangible Assets
Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	June 30, 2022			December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,872	(3,649)	1,223	4,794	(3,525)	1,269
Customer relationship and other intangibles	754	(573)	181	842	(631)	211
Total amortized intangible assets	$5,626	(4,222)	1,404	5,636	(4,156)	1,480
Unamortized intangible assets:
MSRs (carried at fair value)	$9,163			6,920
Goodwill	25,178			25,180
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $4 million valuation allowance recorded for amortized MSRs at December 31, 2021. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2022. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Six months ended June 30, 2022 (actual)	$123	30	153
Estimate for the remainder of 2022	$123	30	153
Estimate for year ended December 31,
2023	220	51	271
2024	192	41	233
2025	169	33	202
2026	135	27	162
2027	105	—	105
Table 10.3 shows the allocation of goodwill to our reportable operating segments.
Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2021	$16,418	2,938	5,375	344	105	25,180
Foreign currency translation	—	(2)	—	—	—	(2)
June 30, 2022	$16,418	2,936	5,375	344	105	25,178

Wells Fargo & Company	103

Note 11: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. For additional descriptions of our guarantees, see Note 13 (Guarantees and Other Commitments) in our 2021 Form 10-K. Table 11.1 shows carrying value and maximum exposure to loss on our guarantees.

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2022
Standby letters of credit (1)	$111	15,024	4,797	1,901	475	22,197	6,754
Direct pay letters of credit (1)	11	1,550	2,806	366	5	4,727	1,318
Written options (2)	211	15,819	8,063	1,420	395	25,697	19,602
Loans and LHFS sold with recourse (3)	16	197	1,158	3,578	8,659	13,592	11,619
Exchange and clearing house guarantees	—	—	—	—	4,941	4,941	—
Other guarantees and indemnifications (4)	—	548	1	11	209	769	502
Total guarantees	$349	33,138	16,825	7,276	14,684	71,923	39,795
December 31, 2021
Standby letters of credit (1)	$119	13,816	5,260	1,572	460	21,108	6,939
Direct pay letters of credit (1)	6	1,597	2,137	1,283	4	5,021	1,373
Written options (2)	(280)	12,107	4,575	513	36	17,231	13,645
Loans and LHFS sold with recourse (3)	20	71	943	3,610	8,650	13,274	11,268
Exchange and clearing house guarantees	—	—	—	—	8,100	8,100	—
Other guarantees and indemnifications (4)	—	797	2	12	263	1,074	756
Total guarantees	$(135)	28,388	12,917	6,990	17,513	65,808	33,981
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Written options, which are in the form of derivatives, are also included in the derivative disclosures in Note 14 (Derivatives). Carrying value net asset position is a result of certain deferred premium option trades.
(3)Represents recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(4)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $162 million and $216 million with related collateral of $1.1 billion and $2.3 billion as of June 30, 2022 and December 31, 2021, respectively.
Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in
Table 11.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, these amounts are not an indication of expected loss. We believe the carrying value is more representative of our current exposure to loss than maximum exposure to loss. The carrying value represents the fair value of the guarantee, if any, and also includes an ACL for guarantees, if applicable. In determining the ACL for guarantees, we consider the credit risk of the related contingent obligation.
For our guarantees other than written options, non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee, which is determined based on an external rating or an internal credit grade that is below investment grade. For written options, non-investment grade represents those guarantees where the current intrinsic values would require us to perform under the contract.
MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of June 30, 2022, our potential maximum exposure was approximately $764.5 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.0 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

104	Wells Fargo & Company

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both June 30, 2022 and December 31, 2021, we had commitments to purchase debt securities of $18 million and commitments to purchase equity securities of $2.5 billion and $2.4 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $10.4 billion and $11.0 billion as of June 30, 2022 and December 31, 2021, respectively.
Given the nature of these commitments, they are excluded from Table 4.4 (Unfunded Credit Commitments) in Note 4 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	105

Note 12: Pledged Assets and Collateral
Pledged Assets
Table 12.1 provides the carrying amount of on-balance sheet pledged assets and the fair value of other pledged collateral. Other pledged collateral is collateral we have received from third parties, have the right to repledge, have repledged and is not recognized on our consolidated balance sheet.

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

NON-TRADING RELATED ACTIVITY As part of our liquidity management strategy, we may pledge loans, debt securities, and other financial assets to secure trust and public deposits, borrowings and letters of credit from Federal Home Loan Banks (FHLBs) and the Board of Governors of the Federal Reserve System (FRB) and for other purposes as required or permitted by law or insurance statutory requirements. Substantially all of the non-trading activity pledged collateral is not eligible to be repledged or sold by the secured party.

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
Table 12.1: Pledged Assets

(in millions)	Jun 30, 2022	Dec 31, 2021
Related to trading activities:
Repledged third-party owned debt and equity securities	$34,520	31,087
Trading debt securities and other	22,788	14,216
Equity securities	1,766	984
Total pledged assets related to trading activities	59,074	46,287
Related to non-trading activities:
Loans	299,258	288,698
Debt securities:
Available-for-sale	64,065	65,198
Held-to-maturity	11,034	13,843
Other financial assets	42	1,600
Total pledged assets related to non-trading activities	374,399	369,339
Related to VIEs:
Consolidated VIE assets	4,709	4,781
Loans eligible for repurchase from GNMA securitizations	217	109
Total pledged assets related to VIEs	4,926	4,890
Total pledged assets	$438,399	420,516
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

106	Wells Fargo & Company

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
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2022	Dec 31, 2021
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$103,668	103,140
Gross amounts offset in consolidated balance sheet (1)	(22,938)	(14,074)
Net amounts in consolidated balance sheet (2)	80,730	89,066
Collateral not recognized in consolidated balance sheet (3)	(80,096)	(88,330)
Net amount (4)	$634	736
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$46,612	35,043
Gross amounts offset in consolidated balance sheet (1)	(22,938)	(14,074)
Net amounts in consolidated balance sheet (5)	23,674	20,969
Collateral pledged but not netted in consolidated balance sheet (6)	(23,450)	(20,820)
Net amount (4)	$224	149
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $55.5 billion and $66.2 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2022, and December 31, 2021, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $25.2 billion and $22.9 billion, at June 30, 2022, and December 31, 2021, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At June 30, 2022, and December 31, 2021, we have received total collateral with a fair value of $127.7 billion and $124.4 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $33.2 billion and $28.8 billion at June 30, 2022, and December 31, 2021, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At June 30, 2022, and December 31, 2021, we have pledged total collateral with a fair value of $48.0 billion and $35.9 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

Wells Fargo & Company	107

Note 12:  Pledged Assets and Collateral (continued)
Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2022	Dec 31, 2021
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$24,460	14,956
Securities of U.S. States and political subdivisions	60	1
Federal agency mortgage-backed securities	4,755	3,432
Non-agency mortgage-backed securities	1,056	809
Corporate debt securities	7,129	8,899
Asset-backed securities	532	358
Equity securities	564	919
Other	854	409
Total repurchases	39,410	29,783
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	232	33
Federal agency mortgage-backed securities	28	17
Corporate debt securities	149	80
Equity securities (1)	6,715	5,050
Other	78	80
Total securities lending	7,202	5,260
Total repurchases and securities lending	$46,612	35,043
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2022
Repurchase agreements	$26,682	5,337	1,957	5,434	39,410
Securities lending arrangements	6,752	—	—	450	7,202
Total repurchases and securities lending (1)	$33,434	5,337	1,957	5,884	46,612
December 31, 2021
Repurchase agreements	$16,452	3,570	4,276	5,485	29,783
Securities lending arrangements	4,810	—	—	450	5,260
Total repurchases and securities lending (1)	$21,262	3,570	4,276	5,935	35,043
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

108	Wells Fargo & Company

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
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, were filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. As previously disclosed, the Company entered into a settlement to resolve the multi-district litigation. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company was subject to a class action in the United States District Court for the Central District of California alleging that customers were entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. As previously disclosed, the Company entered into a settlement to resolve the class action. Allegations related to the CPI and GAP programs were among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California, which has been dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.
COMMERCIAL LENDING SHAREHOLDER LITIGATION In October and November 2020, plaintiffs filed two putative securities fraud class actions, which were consolidated into one lawsuit pending in the United States District Court for the Northern District of California alleging that the Company and certain of its current and former officers made false and misleading statements or omissions regarding, among other things, the Company’s commercial lending underwriting practices, the credit quality of its commercial credit portfolios, and the value of its commercial loans, collateralized loan obligations and commercial mortgage-backed securities. On May 6, 2022, the district court granted defendants’ motion to dismiss the lawsuit.
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
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a putative securities fraud class action

Wells Fargo & Company	109

Note 13:  Legal Actions (continued)
in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. Allegations related to the Company’s efforts to comply with these three consent orders were also among the subjects of a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California. On February 4, 2022, the district court granted the Company's motion to dismiss the shareholder derivative lawsuit. On April 19, 2022, shareholders filed a new derivative lawsuit in California state court making similar allegations.
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
HIRING PRACTICES MATTERS Government agencies, including the United States Department of Justice, have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity.
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
MORTGAGE LENDING MATTERS Plaintiffs representing a class of mortgage borrowers filed separate putative class actions alleging that Wells Fargo improperly denied mortgage loan modifications or repayment plans to customers in the foreclosure process due to the overstatement of foreclosure attorneys’ fees that were included for purposes of determining whether a customer in the foreclosure process qualified for a mortgage loan modification or repayment plan. As previously disclosed, the Company entered into settlements to resolve the class actions, while the others were voluntarily dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries or investigations regarding these and other mortgage servicing matters. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company regarding loss mitigation activities in the Company’s Home Lending business and insufficient progress in addressing requirements under the OCC’s April 2018 consent order. In addition, on September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business.
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

110	Wells Fargo & Company

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
RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. On July 12, 2022, the district court dismissed Phoenix Light’s claims and entered judgment in favor of Wells Fargo Bank, N.A. The district court also dismissed certain of the claims asserted by Commerzbank AG. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints that were consolidated in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $3.2 billion as of June 30, 2022. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	111

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

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2022			December 31, 2021
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$215,814	1,142	291	153,993	2,212	327
Commodity contracts	2,251	47	3	1,739	26	3
Foreign exchange contracts	20,105	56	1,685	24,949	281	669
Total derivatives designated as qualifying hedging instruments		1,245	1,979		2,519	999
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	89,973	200	121	142,234	40	41
Equity contracts (1)	3,883	—	338	26,263	1,493	1,194
Foreign exchange contracts	34,324	1,175	182	28,192	395	88
Credit contracts	275	15	—	290	7	—
Subtotal		1,390	641		1,935	1,323
Customer accommodation trading and other derivatives:
Interest rate contracts	9,931,381	29,654	30,376	7,976,534	20,286	17,435
Commodity contracts	112,758	12,884	5,757	74,903	5,939	2,414
Equity contracts (1)	388,726	13,092	10,230	321,863	16,278	17,827
Foreign exchange contracts	892,949	11,877	13,008	560,049	5,912	5,915
Credit contracts	42,677	54	38	38,318	39	43
Subtotal		67,561	59,409		48,454	43,634
Total derivatives not designated as hedging instruments		68,951	60,050		50,389	44,957
Total derivatives before netting		70,196	62,029		52,908	45,956
Netting		(45,300)	(44,861)		(31,430)	(36,532)
Total		$24,896	17,168		21,478	9,424
(1)    In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from "not held for trading activities" to "held for trading activities" to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
Table 14.2 provides information on the fair values of derivative assets and liabilities subject to enforceable master netting arrangements, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within our consolidated balance sheet. We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement, which are determined at the counterparty level. We do not net non-cash collateral that we receive and pledge on our consolidated balance sheet. For disclosure purposes, we present “Total Derivatives, net” which represents the aggregate of our net exposure to each counterparty after considering the balance sheet and disclosure-
only netting adjustments. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 12 (Pledged Assets and Collateral).

112	Wells Fargo & Company

Table 14.2: Fair Values of Derivative Assets and Liabilities

	June 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$27,868	27,274	20,067	16,654
OTC cleared	1,027	1,013	168	192
Exchange traded	313	203	52	28
Total interest rate contracts	29,208	28,490	20,287	16,874
Commodity contracts
OTC	10,745	2,942	5,040	1,249
Exchange traded	1,399	2,464	557	1,047
Total commodity contracts	12,144	5,406	5,597	2,296
Equity contracts
OTC	5,397	5,109	6,132	9,730
Exchange traded	5,119	3,806	7,493	6,086
Total equity contracts	10,516	8,915	13,625	15,816
Foreign exchange contracts
OTC	12,463	13,694	6,335	6,221
Total foreign exchange contracts	12,463	13,694	6,335	6,221
Credit contracts
OTC	42	27	32	31
Total credit contracts	42	27	32	31
Total derivatives subject to enforceable master netting arrangements, gross	64,373	56,532	45,876	41,238
Less: Gross amounts offset
Counterparty netting (1)	(37,266)	(37,217)	(27,172)	(27,046)
Cash collateral netting	(8,034)	(7,644)	(4,258)	(9,486)
Total derivatives subject to enforceable master netting arrangements, net	19,073	11,671	14,446	4,706
Derivatives not subject to enforceable master netting arrangements	5,823	5,497	7,032	4,718
Total derivatives recognized in consolidated balance sheet, net	24,896	17,168	21,478	9,424
Non-cash collateral	(2,774)	(981)	(1,432)	(412)
Total Derivatives, net	$22,122	16,187	20,046	9,012
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $438 million and $284 million and debit valuation adjustments related to derivative liabilities were $403 million and $158 million as of June 30, 2022, and December 31, 2021, respectively, and were primarily related to interest rate contracts.
Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. We also enter into futures contracts, forward contracts, and swap contracts to hedge our exposure to the price risk of physical commodities included in Other Assets. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale debt securities due to changes in interest rates, foreign currency rates, or both. For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income (OCI). See Note 21 (Other Comprehensive Income) for the amounts recognized in other comprehensive income.
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
We estimate $107 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2022, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of June 30, 2022, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

Wells Fargo & Company	113

Note 14: Derivatives (continued)
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,702	(158)	(1,011)	554	N/A	(111)
Interest contracts
Amounts related to interest settlements on derivatives	(45)	23	336	—	314	N/A
Recognized on derivatives	768	(70)	(5,202)	—	(4,504)	—
Recognized on hedged items	(753)	68	5,128	—	4,443	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(30)	21	262	—	253	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	—	—	(21)	—	(21)	N/A
Recognized on derivatives	—	—	(315)	(929)	(1,244)	46
Recognized on hedged items	—	—	333	898	1,231	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(31)	(34)	46
Commodity contracts
Recognized on derivatives	—	—	—	228	228	—
Recognized on hedged items	—	—	—	(217)	(217)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	11	11	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(30)	21	259	(20)	230	46
Quarter ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,199	(92)	(712)	692	N/A	37
Interest contracts
Amounts related to interest settlements on derivatives	(68)	74	541	—	547	N/A
Recognized on derivatives	(468)	(61)	2,453	—	1,924	—
Recognized on hedged items	452	62	(2,402)	—	(1,888)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(84)	75	592	—	583	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	15	—	4	—	19	N/A
Recognized on derivatives	2	—	(42)	202	162	(14)
Recognized on hedged items	(1)	—	44	(203)	(160)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	16	—	6	(1)	21	(14)
Commodity contracts
Recognized on derivatives	—	—	—	(38)	(38)	—
Recognized on hedged items	—	—	—	34	34	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(4)	(4)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(68)	75	598	(5)	600	(14)
(continued on following page)

114	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$5,265	(241)	(1,772)	1,110	N/A	(84)
Interest contracts
Amounts related to interest settlements on derivatives	(86)	64	817	—	795	N/A
Recognized on derivatives	2,030	(215)	(12,071)	—	(10,256)	—
Recognized on hedged items	(2,001)	211	11,941	—	10,151	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(57)	60	687	—	690	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	—	—	(17)	—	(17)	N/A
Recognized on derivatives	—	—	(771)	(1,171)	(1,942)	110
Recognized on hedged items	—	—	778	1,139	1,917	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(10)	(32)	(42)	110
Commodity contracts
Recognized on derivatives	—	—	—	136	136	—
Recognized on hedged items	—	—	—	(130)	(130)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	6	6	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(57)	60	677	(26)	654	110
Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,511	(204)	(1,738)	1,674	N/A	84
Interest contracts
Amounts related to interest settlements on derivatives	(135)	165	1,091	—	1,121	N/A
Recognized on derivatives	826	(184)	(4,618)	—	(3,976)	—
Recognized on hedged items	(806)	181	4,542	—	3,917	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(115)	162	1,015	—	1,062	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	43	—	3	—	46	N/A
Recognized on derivatives	3	—	(269)	509	243	11
Recognized on hedged items	(2)	—	238	(520)	(284)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	44	—	(28)	(11)	5	11
Commodity contracts
Recognized on derivatives	—	—	—	33	33	—
Recognized on hedged items	—	—	—	(37)	(37)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(4)	(4)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(71)	162	987	(15)	1,063	11

Wells Fargo & Company	115

Note 14: Derivatives (continued)
Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,116	419	(1,011)	N/A	(111)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	11	34	—	45	(45)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(101)
Total gains (losses) (pre-tax) on interest rate contracts	11	34	—	45	(146)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(13)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(11)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$11	34	(2)	43	(157)
Quarter ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,095	74	(712)	N/A	37
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(39)	—	—	(39)	39
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	10
Total gains (losses) (pre-tax) on interest rate contracts	(39)	—	—	(39)	49
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(39)	—	(1)	(40)	51
Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$15,334	509	(1,772)	N/A	(84)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(5)	38	—	33	(33)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(149)
Total gains (losses) (pre-tax) on interest rate contracts	(5)	38	—	33	(182)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(16)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	(12)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(5)	38	(4)	29	(194)
Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,296	139	(1,738)	N/A	84
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(91)	—	—	(91)	91
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on interest rate contracts	(91)	—	—	(91)	81
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(8)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(91)	—	(2)	(93)	73

116	Wells Fargo & Company

Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
June 30, 2022
Available-for-sale debt securities (4)	$42,006	(2,342)	17,405	840
Other assets	1,718	(115)	—	—
Deposits	(6,309)	68	(11)	—
Long-term debt	(131,292)	7,547	(5)	—
December 31, 2021
Available-for-sale debt securities (4)	$24,144	(559)	17,962	965
Other assets	1,156	(58)	—	—
Deposits	(10,187)	(144)	—	—
Long-term debt	(138,801)	(5,192)	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $765 million and for long-term debt is $0 million as of June 30, 2022, and $873 million for debt securities and $(2.7) billion for long-term debt as of December 31, 2021.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $62 million and $228 million of debt securities and long-term debt cumulative basis adjustments as of June 30, 2022, respectively, and $136 million and $188 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2021, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on economic hedges and other derivatives, see Note 16 (Derivatives) in our 2021 Form 10-K.

Wells Fargo & Company	117

Note 14: Derivatives (continued)
Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended June 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(270)	—	(26)	(296)	—
Equity contracts (2)	—	—	1	1	577
Foreign exchange contracts	—	—	838	838	—
Credit contracts	—	—	2	2	—
Subtotal	(270)	—	815	545	577
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(314)	2,791	—	2,477	—
Commodity contracts	—	104	—	104	—
Equity contracts (2)	—	3,901	(76)	3,825	—
Foreign exchange contracts	—	318	—	318	—
Credit contracts	—	29	—	29	—
Subtotal	(314)	7,143	(76)	6,753	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(584)	7,143	739	7,298	577
Quarter ended June 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$287	—	14	301	—
Equity contracts	—	(762)	(4)	(766)	(239)
Foreign exchange contracts	—	—	(90)	(90)	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	287	(762)	(85)	(560)	(239)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	482	(594)	—	(112)	—
Commodity contracts	—	(36)	—	(36)	—
Equity contracts	—	(922)	(304)	(1,226)	—
Foreign exchange contracts	—	(24)	—	(24)	—
Credit contracts	—	(43)	—	(43)	—
Subtotal	482	(1,619)	(304)	(1,441)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$769	(2,381)	(389)	(2,001)	(239)
(continued on following page)

118	Wells Fargo & Company

(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) from trading and securities	Other	Total	Personnel expense
Six months ended June 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(638)	—	(52)	(690)	—
Equity contracts (2)	—	—	9	9	843
Foreign exchange contracts	—	—	1,069	1,069	—
Credit contracts	—	—	7	7	—
Subtotal	(638)	—	1,033	395	843
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(812)	6,005	—	5,193	—
Commodity contracts	—	217	—	217	—
Equity contracts (2)	—	4,904	(114)	4,790	—
Foreign exchange contracts	—	645	—	645	—
Credit contracts	—	41	—	41	—
Subtotal	(812)	11,812	(114)	10,886	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,450)	11,812	919	11,281	843
Six months ended June 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(88)	—	(6)	(94)	—
Equity contracts	—	(337)	1	(336)	(399)
Foreign exchange contracts	—	—	(19)	(19)	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	(88)	(337)	(29)	(454)	(399)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(49)	1,330	—	1,281	—
Commodity contracts	—	44	—	44	—
Equity contracts	—	(2,085)	(393)	(2,478)	—
Foreign exchange contracts	—	440	—	440	—
Credit contracts	—	(71)	—	(71)	—
Subtotal	(49)	(342)	(393)	(784)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(137)	(679)	(422)	(1,238)	(399)
(1)Mortgage banking amounts for second quarter and first half of 2022 are comprised of gains (losses) of $(980) million and $(2.6) billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $710 million and $2.0 billion, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for second quarter and first half of 2021 are comprised of gains (losses) of $707 million and $(933) million offset by gains (losses) of $(420) million and $845 million, respectively.
(2)In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from “not held for trading activities” to “held for trading activities” to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

Wells Fargo & Company	119

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
Table 14.7 provides details of sold credit derivatives.

Table 14.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
June 30, 2022
Credit default swaps	$9,274	2,110
Risk participation swaps	7,205	6,995
Total credit derivatives	$16,479	9,105
December 31, 2021
Credit default swaps	$8,033	1,982
Risk participation swaps	6,756	6,012
Total credit derivatives	$14,789	7,994

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
Table 14.8: Credit-Risk Contingent Features

(in billions)	Jun 30, 2022	Dec 31, 2021
Net derivative liabilities with credit-risk contingent features	$12.7	12.2
Collateral posted	10.5	11.0
Additional collateral to be posted upon a below investment grade credit rating (1)	2.2	1.2
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

120	Wells Fargo & Company

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

Wells Fargo & Company	121

Note 15: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.1: Fair Value on a Recurring Basis

	June 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$30,701	4,553	—	35,254	27,607	2,249	—	29,856
Collateralized loan obligations	—	598	149	747	—	655	211	866
Corporate debt securities	—	10,364	17	10,381	—	9,987	18	10,005
Federal agency mortgage-backed securities	—	32,612	3	32,615	—	40,350	—	40,350
Non-agency mortgage-backed securities	—	1,256	—	1,256	—	1,531	11	1,542
Other debt securities	—	8,904	—	8,904	—	5,645	1	5,646
Total trading debt securities	30,701	58,287	169	89,157	27,607	60,417	241	88,265
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	46,515	—	—	46,515	39,661	—	—	39,661
Non-U.S. government securities	—	166	—	166	—	71	—	71
Securities of U.S. states and political subdivisions	—	11,998	78	12,076	—	16,832	85	16,917
Federal agency mortgage-backed securities	—	56,195	—	56,195	—	105,886	—	105,886
Non-agency mortgage-backed securities	—	3,804	—	3,804	—	4,522	10	4,532
Collateralized loan obligations	—	4,409	—	4,409	—	5,708	—	5,708
Other debt securities	—	2,578	89	2,667	—	4,378	91	4,469
Total available-for-sale debt securities	46,515	79,150	167	125,832	39,661	137,397	186	177,244
Loans held for sale	—	4,627	1,072	5,699	—	14,862	1,033	15,895
Mortgage servicing rights (residential)	—	—	9,163	9,163	—	—	6,920	6,920
Derivative assets (gross):
Interest rate contracts	313	30,489	194	30,996	52	22,296	190	22,538
Commodity contracts	—	12,546	385	12,931	—	5,902	63	5,965
Equity contracts	4,499	7,503	1,090	13,092	6,402	9,350	2,019	17,771
Foreign exchange contracts	33	13,025	50	13,108	8	6,573	7	6,588
Credit contracts	—	51	18	69	—	32	14	46
Total derivative assets (gross)	4,845	63,614	1,737	70,196	6,462	44,153	2,293	52,908
Equity securities:
Marketable	18,022	236	7	18,265	29,968	82	4	30,054
Nonmarketable (1)	—	9,364	24	9,388	—	57	8,906	8,963
Total equity securities	18,022	9,600	31	27,653	29,968	139	8,910	39,017
Total assets prior to derivative netting	$100,083	215,278	12,339	327,700	103,698	256,968	19,583	380,249
Derivative netting (2)				(45,300)				(31,430)
Total assets after derivative netting				$282,400				348,819
Derivative liabilities (gross):
Interest rate contracts	$(203)	(29,820)	(765)	(30,788)	(28)	(17,712)	(63)	(17,803)
Commodity contracts	—	(5,467)	(293)	(5,760)	—	(2,351)	(66)	(2,417)
Equity contracts	(3,312)	(4,663)	(2,593)	(10,568)	(5,820)	(10,753)	(2,448)	(19,021)
Foreign exchange contracts	(43)	(14,812)	(20)	(14,875)	(8)	(6,654)	(10)	(6,672)
Credit contracts	—	(35)	(3)	(38)	—	(40)	(3)	(43)
Total derivative liabilities (gross)	(3,558)	(54,797)	(3,674)	(62,029)	(5,856)	(37,510)	(2,590)	(45,956)
Short-sale and other trading liabilities	(16,698)	(5,936)	—	(22,634)	(15,436)	(5,249)	—	(20,685)
Total liabilities prior to derivative netting	$(20,256)	(60,733)	(3,674)	(84,663)	(21,292)	(42,759)	(2,590)	(66,641)
Derivative netting (2)				44,861				36,532
Total liabilities after derivative netting				$(39,802)				(30,109)
(1)Excludes $81 million of nonmarketable equity securities as of December 31, 2021 that are measured at fair value using non-published NAV per share (or its equivalent) as a practical expedient that are not classified in the fair value hierarchy.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 14 (Derivatives) for additional information.

122	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended June 30, 2022
Trading debt securities	$201	(22)	46	(78)	29	—	(7)	169	(28)	(6)
Available-for-sale debt securities	338	(5)	2	(25)	(5)	—	(138)	167	(1)	(6)
Loans held for sale	1,019	(61)	116	(27)	(57)	84	(2)	1,072	(61)	(7)
Mortgage servicing rights (residential) (8)	8,511	581	322	(251)	—	—	—	9,163	868	(7)
Net derivative assets and liabilities:
Interest rate contracts	(176)	(381)	—	—	371	(385)	—	(571)	(133)
Equity contracts	(1,425)	192	—	—	280	(516)	(34)	(1,503)	393
Other derivative contracts	27	88	—	—	28	—	(6)	137	89
Total derivative contracts	(1,574)	(101)	—	—	679	(901)	(40)	(1,937)	349	(9)
Equity securities	26	5	—	(2)	—	3	(1)	31	5	(6)
Quarter ended June 30, 2021
Trading debt securities	$192	4	123	(129)	(5)	15	(8)	192	1	(6)
Available-for-sale debt securities	3,142	28	9	—	(120)	11	(265)	2,805	41	(6)
Loans held for sale	1,166	15	131	(231)	(107)	97	(2)	1,069	9	(7)
Mortgage servicing rights (residential) (8)	7,536	(1,297)	485	(7)	—	—	—	6,717	(809)	(7)
Net derivative assets and liabilities:
Interest rate contracts	1	458	—	—	(145)	—	—	314	167
Equity contracts	(429)	(158)	—	—	120	(10)	52	(425)	(130)
Other derivative contracts	56	(67)	2	(1)	42	—	3	35	(16)
Total derivative contracts	(372)	233	2	(1)	17	(10)	55	(76)	21	(9)
Equity securities	8,865	794	—	—	—	1	—	9,660	794	(6)
Six months ended June 30, 2022
Trading debt securities	$241	(37)	93	(92)	(6)	5	(35)	169	(40)	(6)
Available-for-sale debt securities	186	(26)	54	(25)	(10)	126	(138)	167	(1)	(6)
Loans held for sale	1,033	(118)	179	(70)	(130)	186	(8)	1,072	(115)	(7)
Mortgage servicing rights (residential) (8)	6,920	1,829	664	(250)	—	—	—	9,163	2,473	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(959)	—	—	646	(385)	—	(571)	(241)
Equity contracts	(429)	(21)	—	—	869	(596)	(1,326)	(1,503)	603
Other derivative contracts	5	66	—	—	72	—	(6)	137	110
Total derivative contracts	(297)	(914)	—	—	1,587	(981)	(1,332)	(1,937)	472	(9)
Equity securities	8,910	4	—	(2)	—	5	(8,886)	31	4	(6)
Six months ended June 30, 2021
Trading debt securities	$173	20	292	(302)	(5)	22	(8)	192	5	(6)
Available-for-sale debt securities	2,994	21	24	—	(188)	253	(299)	2,805	16	(6)
Loans held for sale	1,234	(4)	260	(379)	(217)	178	(3)	1,069	(5)	(7)
Mortgage servicing rights (residential) (8)	6,125	(291)	891	(8)	—	—	—	6,717	782	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	(83)	—	—	(44)	—	(5)	314	109
Equity contracts	(314)	(326)	—	—	160	(37)	92	(425)	(236)
Other derivative contracts	39	(40)	2	(1)	32	—	3	35	4
Total derivative contracts	171	(449)	2	(1)	148	(37)	90	(76)	(123)	(9)
Equity securities	9,233	429	—	(5)	—	3	—	9,660	429	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $(6) million and $(27) million and included in other comprehensive income from AFS debt securities for the second quarter and first half of 2022, respectively. The corresponding amounts for the second quarter and first half of 2021 were $22 million and $36 million, respectively.
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
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $38 million and $31 million included in other comprehensive income from AFS debt securities for the second quarter and first half of 2021, respectively.
(6)Included in net gains from trading and securities in the consolidated statement of income.
(7)Included in mortgage banking income in the consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 9 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income in the consolidated statement of income.

Wells Fargo & Company	123

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
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2022
Trading and available-for-sale debt securities	$126		Discounted cash flow	Discount rate	1.5	-	12.5%		6.0
	1		Vendor priced
	169		Market comparable pricing	Comparability adjustment	(23.3)	-	79.9		2.4
	40		Market comparable pricing	Multiples	1.2x	-	7.4x		2.4x
Loans held for sale	1,072		Discounted cash flow	Default rate	0.0	-	36.3%		1.1
				Discount rate	1.7	-	12.8		6.9
				Loss severity	0.0	-	51.2		17.6
				Prepayment rate	3.3	-	14.3		11.3
Mortgage servicing rights (residential)	9,163		Discounted cash flow	Cost to service per loan (1)	$52	-	541		100
				Discount rate	7.6	-	10.7%		8.1
				Prepayment rate (2)	9.0	-	19.4		9.7
Net derivative assets and (liabilities):
Interest rate contracts	(416)		Discounted cash flow	Discount rate	2.1	-	3.0		2.8
	(26)		Discounted cash flow	Default rate	0.4	-	5.0		2.3
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	(129)		Discounted cash flow	Fall-out factor	1.0	-	99.0		22.0
				Initial-value servicing	(47.0)	-	146.0	bps	19.1
Equity contracts	(1,054)		Discounted cash flow	Conversion factor	(13.3)	-	0.0%		(10.5)
				Weighted average life	0.5	-	1.5	yrs	1.0
	(449)		Option model	Correlation factor	(77.0)	-	99.0%		21.7
				Volatility factor	6.5	-	87.3		28.4
Insignificant Level 3 assets, net of liabilities	168
Total Level 3 assets, net of liabilities	$8,665	(3)
December 31, 2021
Trading and available-for-sale debt securities	$136		Discounted cash flow	Discount rate	0.4	-	12.5%		5.5
	11		Vendor priced
	280		Market comparable pricing	Comparability adjustment	(30.2)	-	19.2		(4.6)
Loans held for sale	1,033		Discounted cash flow	Default rate	0.0	-	29.2%		1.2
				Discount rate	1.6	-	11.9		5.1
				Loss severity	0.0	-	46.9		15.4
				Prepayment rate	7.5	-	18.2		13.1
Mortgage servicing rights (residential)	6,920		Discounted cash flow	Cost to service per loan (1)	$54	-	585		106
				Discount rate	5.8	-	8.8%		6.4
				Prepayment rate (2)	12.5	-	21.1		14.7
Net derivative assets and (liabilities):
Interest rate contracts	87		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	40		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.8
				Initial-value servicing	(74.8)	-	146.0	bps	50.9
Equity contracts	253		Discounted cash flow	Conversion factor	(10.2)	-	0.0%		(9.7)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(682)		Option model	Correlation factor	(77.0)	-	99.0%		23.2
				Volatility factor	6.5	-	72.0		29.1
Nonmarketable equity securities	8,906		Market comparable pricing	Comparability adjustment	(21.6)	-	(7.7)		(15.5)
Insignificant Level 3 assets, net of liabilities	9
Total Level 3 assets, net of liabilities	$16,993	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $52 - $186 at June 30, 2022, and $54 - $199 at December 31, 2021.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $12.3 billion and $19.6 billion and total Level 3 liabilities of $3.7 billion and $2.6 billion, before netting of derivative balances, at June 30, 2022, and December 31, 2021, respectively.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K).

124	Wells Fargo & Company

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
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2022 and December 31, 2021, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2022, and year ended December 31, 2021.

Table 15.4: Fair Value on a Nonrecurring Basis

	June 30, 2022			December 31, 2021
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$1,851	1,566	3,417	3,911	1,407	5,318
Loans:
Commercial	46	—	46	476	—	476
Consumer	462	—	462	380	—	380
Total loans	508	—	508	856	—	856
Mortgage servicing rights (commercial)	—	75	75	—	567	567
Nonmarketable equity securities	1,209	3,432	4,641	6,262	765	7,027
Other assets	1,749	110	1,859	1,373	175	1,548
Total assets at fair value on a nonrecurring basis	$5,317	5,183	10,500	12,402	2,914	15,316
(1)Predominantly consists of commercial mortgages and residential mortgage – first lien loans.
Table 15.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 15.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2022	2021
Loans held for sale	$(66)	38
Loans:
Commercial	(36)	(182)
Consumer	(358)	(90)
Total loans	(394)	(272)
Mortgage servicing rights (commercial)	4	31
Nonmarketable equity securities (1)	(95)	2,215
Other assets (2)	(176)	(56)
Total	$(727)	1,956
(1)Includes impairment of nonmarketable equity securities and observable price changes related to nonmarketable equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation of physical commodities, valuation losses on foreclosed real estate and other collateral owned, and impairment of private equity and venture capital investments in consolidated portfolio companies.
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

Wells Fargo & Company	125

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
June 30, 2022
Loans held for sale (2)	$1,566	Discounted cash flow	Default rate	(3)	0.2	-	85.6%	18.8
			Discount rate		0.6	-	12.8	3.9
			Loss severity		0.3	-	43.8	3.8
			Prepayment rate	(4)	3.9	-	100.0	35.9
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan		$3,775	-	3,775	3,775
			Discount rate		5.2	-	5.2%	5.2
			Prepayment rate		0.0	-	20.6	6.7
Nonmarketable equity securities	2,154	Market comparable pricing	Comparability adjustment		(100.0)	-	(4.0)	(22.7)
	1,270	Market comparable pricing	Multiples		2.6x	-	24.2x	19.6x
Other assets (5)	102	Market comparable pricing	Multiples		8.0	-	8.0	8.0
Insignificant Level 3 assets	16
Total	$5,183
December 31, 2021
Loans held for sale (2)	$1,407	Discounted cash flow	Default rate	(3)	0.2	-	78.3%	25.6
			Discount rate		0.6	-	12.0	3.3
			Loss severity		0.4	-	45.6	4.8
			Prepayment rate	(4)	5.4	-	100.0	38.9
Mortgage servicing rights (commercial)	567	Discounted cash flow	Cost to service per loan		$150	-	3,381	2,771
			Discount rate		4.0	-	4.5%	4.0
			Prepayment rate		0.0	-	20.6	5.5
Nonmarketable equity securities	745	Market comparable pricing	Comparability adjustment		(100.0)	-	(33.0)	(59.0)
	15	Market comparable pricing	Multiples		2.0x	-	3.3x	2.8x
	5	Discounted cash flow	Discount rate		10.5	-	10.5%	10.5
Other assets	175	Discounted cash flow	Discount rate		0.2	-	4.4	2.9
Total	$2,914
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K for additional information on the valuation technique and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.4 billion and $1.2 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at June 30, 2022, and December 31, 2021, respectively, and approximately $200 million of other mortgage loans that are not government insured/guaranteed at both June 30, 2022, and December 31, 2021.
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
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at June 30, 2022, and December 31, 2021.

Table 15.7: Fair Value Option

	June 30, 2022			December 31, 2021
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$5,699	5,985	(286)	15,895	15,750	145
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $(236) million and $(593) million in the second quarter and first half of 2022, respectively, and $823 million and $1.2 billion in the second quarter and first half of 2021, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option in the second quarter and first half of both 2022 and 2021, were insignificant.

126	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $1.2 billion and $1.4 billion at June 30, 2022 and December 31, 2021, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets
Cash and due from banks (1)	$29,716	29,716	—	—	29,716
Interest-earning deposits with banks (1)	125,424	124,779	645	—	125,424
Federal funds sold and securities purchased under resale agreements (1)	55,546	—	55,546	—	55,546
Held-to-maturity debt securities	301,783	14,966	254,357	2,721	272,044
Loans held for sale	3,975	—	2,263	1,775	4,038
Loans, net (2)	917,538	—	60,386	835,057	895,443
Nonmarketable equity securities (cost method)	3,582	—	—	3,644	3,644
Total financial assets	$1,437,564	169,461	373,197	843,197	1,385,855
Financial liabilities
Deposits (3)	$25,776	—	11,316	13,733	25,049
Short-term borrowings	36,910	—	36,910	—	36,910
Long-term debt (4)	149,913	—	148,150	1,086	149,236
Total financial liabilities	$212,599	—	196,376	14,819	211,195
December 31, 2021
Financial assets
Cash and due from banks (1)	$24,616	24,616	—	—	24,616
Interest-earning deposits with banks (1)	209,614	209,452	162	—	209,614
Federal funds sold and securities purchased under resale agreements (1)	66,223	—	66,223	—	66,223
Held-to-maturity debt securities	272,022	16,825	252,717	2,844	272,386
Loans held for sale	7,722	—	6,300	1,629	7,929
Loans, net (2)	868,278	—	63,404	820,559	883,963
Nonmarketable equity securities (cost method)	3,584	—	—	3,646	3,646
Total financial assets	$1,452,059	250,893	388,806	828,678	1,468,377
Financial liabilities
Deposits (3)	$30,012	—	14,401	15,601	30,002
Short-term borrowings	34,409	—	34,409	—	34,409
Long-term debt (4)	160,660	—	166,682	1,402	168,084
Total financial liabilities	$225,081	—	215,492	17,003	232,495
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $14.3 billion and $14.5 billion at June 30, 2022, and December 31, 2021, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.4 trillion and $1.5 trillion at June 30, 2022, and December 31, 2021, respectively.
(4)Excludes obligations under finance leases of $25 million and $26 million at June 30, 2022, and December 31, 2021, respectively.

Wells Fargo & Company	127

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

Table 16.1: Preferred Stock

	June 30, 2022				December 31, 2021
(in millions, except shares)	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	97,000	96,546	$—	—	97,000	96,546	$—	—
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	4,025,000	3,967,986	3,968	3,200	4,025,000	3,967,995	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A Preferred Stock	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
ESOP (2)
Cumulative Convertible Preferred Stock	609,434	609,434	609	609	609,434	609,434	609	609
Total	5,386,234	5,323,866	$20,825	20,057	5,386,234	5,323,875	$20,825	20,057
(1)Preferred Stock, Series L, may be converted at any time, at the option of the holder, into 6.3814 shares of our common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
(2)See the “ESOP Cumulative Convertible Preferred Stock” section in this Note for additional information about the liquidation preference for the ESOP Cumulative Convertible Preferred Stock.

128	Wells Fargo & Company

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

Table 16.2: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	189,225	189,225	$189	189	7.00%	8.00%
2017	135,135	135,135	135	135	7.00	8.00
2016	128,380	128,380	128	128	9.30	10.30
2015	68,106	68,106	68	68	8.90	9.90
2014	62,420	62,420	63	63	8.70	9.70
2013	26,168	26,168	26	26	8.50	9.50
Total ESOP Preferred Stock (1)	609,434	609,434	$609	609
Unearned ESOP shares (2)			$(646)	(646)
(1)At both June 30, 2022, and December 31, 2021, additional paid-in capital included $37 million related to ESOP preferred stock.
(2)We recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

Wells Fargo & Company	129

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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2022
Net interest income (2)	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income:
Deposit-related fees	779	310	280	7	—	—	1,376
Lending-related fees (2)	34	122	195	2	—	—	353
Investment advisory and other asset-based fees (3)	—	10	30	2,306	—	—	2,346
Commissions and brokerage services fees	—	—	83	459	—	—	542
Investment banking fees	(2)	15	307	—	(34)	—	286
Card fees:
Card interchange and network revenue (4)	920	58	15	1	—	—	994
Other card fees (2)	118	—	—	—	—	—	118
Total card fees	1,038	58	15	1	—	—	1,112
Mortgage banking (2)	211	—	79	(3)	—	—	287
Net gains from trading activities (2)	—	—	378	11	57	—	446
Net gains from debt securities (2)	—	5	—	—	138	—	143
Net losses from equity securities (2)	(8)	(67)	(2)	(1)	(537)	—	(615)
Lease income (2)	—	179	11	—	143	—	333
Other (2)	83	280	140	7	119	(408)	221
Total noninterest income	2,135	912	1,516	2,789	(114)	(408)	6,830
Total revenue	$8,507	2,492	3,573	3,705	(733)	(516)	17,028
Quarter ended June 30, 2021
Net interest income (2)	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income:
Deposit-related fees	732	325	277	7	1	—	1,342
Lending-related fees (2)	36	135	190	2	(1)	—	362
Investment advisory and other asset-based fees (3)	—	2	12	2,382	398	—	2,794
Commissions and brokerage services fees	—	—	68	513	(1)	—	580
Investment banking fees	(2)	9	580	(1)	(16)	—	570
Card fees:
Card interchange and network revenue (4)	896	49	11	1	—	—	957
Other card fees (2)	121	—	—	—	(1)	—	120
Total card fees	1,017	49	11	1	(1)	—	1,077
Mortgage banking (2)	1,158	—	181	(3)	—	—	1,336
Net gains (losses) from trading activities (2)	—	(1)	30	6	(14)	—	21
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net gains from equity securities (2)	—	32	46	6	2,612	—	2,696
Lease income (2)	—	173	—	—	140	—	313
Other (2)	127	182	160	13	209	(312)	379
Total noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	$8,686	2,108	3,338	3,536	3,023	(421)	20,270
Six months ended June 30, 2022
Net interest income (2)	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income:
Deposit-related fees	1,624	638	573	14	—	—	2,849
Lending-related fees (2)	68	243	380	4	—	—	695
Investment advisory and other asset-based fees (3)	—	12	42	4,782	8	—	4,844
Commissions and brokerage services fees	—	—	166	913	—	—	1,079
Investment banking fees	(3)	30	769	—	(63)	—	733
Card fees:
Card interchange and network revenue (4)	1,754	111	29	2	—	—	1,896
Other card fees (2)	245	—	—	—	—	—	245
Total card fees	1,999	111	29	2	—	—	2,141
Mortgage banking (2)	865	—	121	(6)	—	—	980
Net gains from trading activities (2)	—	—	606	12	46	—	664
Net gains from debt securities (2)	—	5	—	—	140	—	145
Net gains (losses) from equity securities (2)	(17)	19	(7)	(1)	(33)	—	(39)
Lease income (2)	—	358	13	—	289	—	660
Other (2)	166	462	304	27	305	(814)	450
Total noninterest income	4,702	1,878	2,996	5,747	692	(814)	15,201
Total revenue	$17,070	4,819	7,043	7,462	(745)	(1,029)	34,620

(continued on following page)

130	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2021
Net interest income (2)	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income:
Deposit-related fees	1,393	642	543	14	5	—	2,597
Lending-related fees (2)	76	271	373	4	(1)	—	723
Investment advisory and other asset-based fees (3)	—	7	34	4,688	821	—	5,550
Commissions and brokerage services fees	—	—	149	1,068	(1)	—	1,216
Investment banking fees	(8)	22	1,191	(2)	(65)	—	1,138
Card fees:
Card interchange and network revenue (4)	1,674	94	21	2	—	—	1,791
Other card fees (2)	235	—	—	—	—	—	235
Total card fees	1,909	94	21	2	—	—	2,026
Mortgage banking (2)	2,417	—	251	(6)	—	—	2,662
Net gains (losses) from trading activities (2)	1	1	361	12	(6)	—	369
Net gains from debt securities (2)	—	—	—	—	151	—	151
Net gains from equity securities (2)	34	45	121	6	2,882	—	3,088
Lease income (2)	—	347	1	—	280	—	628
Other (2)	285	304	335	27	678	(583)	1,046
Total noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	$17,340	4,189	6,942	7,080	4,050	(799)	38,802
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
(3)We earned trailing commissions of $245 million and $516 million for the second quarter and first half of 2022, respectively, and $300 million and $598 million for the second quarter and first half of 2021, respectively.
(4)The cost of credit card rewards and rebates of $552 million and $1.0 billion for the second quarter and first half of 2022, respectively, and $373 million and $683 million for the second quarter and first half of 2021, respectively, are presented net against the related revenues.

Wells Fargo & Company	131

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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). Settlement losses of $56 million and $103 million were recognized during the second quarter and first half of 2022, respectively, compared with $62 million for both the second quarter and first half of 2021, representing the pro rata portion of the net loss in AOCI based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first half of both 2022 and 2021. As a result of the settlement losses, we remeasured the Cash Balance Plan obligation and plan assets as of both June 30, 2022 and 2021, and used a discount rate of 4.71% and 2.80%, respectively. In the second quarter and first half of 2022, respectively, the result of the settlement losses and remeasurements was:
•a decrease of $120 million and $110 million in the Cash Balance Plan asset; and
•a decrease of $64 million and $7 million in OCI (pre-tax).
In both the second quarter and first half of 2021, the result of the settlement losses and remeasurement was:
•an increase of $347 million in the Cash Balance Plan asset; and
•an increase of $409 million in OCI (pre-tax).

Table 18.1 presents the components of net periodic benefit cost. The expected long-term rate of return on plan assets and interest cost discount rate in determining net periodic benefit cost for second quarter 2022 were 5.00% and 3.44%, respectively. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2022			2021
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$5	—	—	5	—	—
Interest cost	82	3	3	71	3	3
Expected return on plan assets	(126)	—	(6)	(154)	—	(4)
Amortization of net actuarial loss (gain)	33	3	(6)	38	3	(5)
Amortization of prior service credit	—	—	(2)	—	—	(3)
Settlement loss	62	—	—	62	—	—
Net periodic benefit cost	$56	6	(11)	22	6	(9)
Six months ended June 30,
Service cost	$10	—	—	9	—	—
Interest cost	149	5	5	142	6	6
Expected return on plan assets	(265)	—	(11)	(306)	—	(9)
Amortization of net actuarial loss (gain)	66	6	(11)	75	7	(10)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Settlement loss	109	1	—	62	2	—
Net periodic benefit cost	$69	12	(22)	(18)	15	(18)

Other Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $208 million and $433 million in the second quarter and first half of 2022, respectively, compared with $192 million and $409 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.

132	Wells Fargo & Company

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
Table 19.1 provides details on our restructuring charges.
Table 19.1: Accruals for Restructuring Charges

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$471	1,054	$565	1,214
Restructuring charges	—	158	—	303
Changes in estimates	—	(162)	5	(294)
Payments and utilization	(96)	(246)	(195)	(419)
Balance, end of period	$375	804	$375	804

Wells Fargo & Company	133

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

		Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)		2022	2021	2022	2021
Wells Fargo net income		$3,119	6,040	$6,790	10,676
Less: Preferred stock dividends and other (1)		280	297	558	677
Wells Fargo net income applicable to common stock (numerator)		$2,839	5,743	$6,232	9,999
Earnings per common share
Average common shares outstanding (denominator)		3,793.8	4,124.6	3,812.3	4,132.9
Per share		$0.75	1.39	$1.63	2.42
Diluted earnings per common share
Average common shares outstanding		3,793.8	4,124.6	3,812.3	4,132.9
Add:	Restricted share rights (2)	25.8	31.5	32.7	31.7
Diluted average common shares outstanding (denominator)		3,819.6	4,156.1	3,845.0	4,164.6
Per share		$0.74	1.38	$1.62	2.40
(1)The quarter ended June 30, 2021, balance includes $4 million, and the six months ended June 30, 2021, balance includes $48 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	0.2	0.2	0.2	0.1
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Per common share	$0.25	0.10	$0.50	0.20

134	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2022			2021			2022			2021
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(4,806)	1,183	(3,623)	272	(68)	204	$(11,694)	2,880	(8,814)	(1,740)	432	(1,308)
Reclassification of net (gains) losses to net income	4	(1)	3	132	(32)	100	62	(16)	46	118	(31)	87
Net change	(4,802)	1,182	(3,620)	404	(100)	304	(11,632)	2,864	(8,768)	(1,622)	401	(1,221)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	46	(11)	35	(14)	3	(11)	110	(27)	83	11	(3)	8
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(114)	28	(86)	11	(3)	8	(165)	41	(124)	(20)	5	(15)
Reclassification of net (gains) losses to net income	(43)	11	(32)	40	(10)	30	(29)	7	(22)	93	(23)	70
Net change	(111)	28	(83)	37	(10)	27	(84)	21	(63)	84	(21)	63
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	(120)	30	(90)	347	(85)	262	(101)	25	(76)	357	(88)	269
Reclassification of amounts to noninterest expense (2)	90	(22)	68	95	(23)	72	166	(40)	126	131	(31)	100
Net change	(30)	8	(22)	442	(108)	334	65	(15)	50	488	(119)	369
Debit valuation adjustments (DVA):
Net unrealized gains (losses) arising during the period	10	(3)	7	—	—	—	6	(2)	4	—	—	—
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	10	(3)	7	—	—	—	6	(2)	4	—	—	—
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(121)	(2)	(123)	23	(1)	22	(127)	(2)	(129)	36	(3)	33
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(121)	(2)	(123)	23	(1)	22	(127)	(2)	(129)	36	(3)	33
Other comprehensive income (loss)	$(5,054)	1,213	(3,841)	906	(219)	687	$(11,772)	2,866	(8,906)	(1,014)	258	(756)
Less: Other comprehensive income from noncontrolling interests, net of tax			—			1			—			2
Wells Fargo other comprehensive income (loss), net of tax			$(3,841)			686			$(8,906)			(758)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 18 (Employee Benefits and Other Expenses) for additional information).

Wells Fargo & Company	135

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the accumulated OCI (AOCI) balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA)	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended June 30, 2022
Balance, beginning of period	$(4,483)	(95)	(55)	(1,983)	(3)	(148)	(6,767)
Net unrealized gains (losses) arising during the period	(3,623)	35	(86)	(90)	7	(123)	(3,880)
Amounts reclassified from accumulated other comprehensive income	3	—	(32)	68	—	—	39
Net change	(3,620)	35	(118)	(22)	7	(123)	(3,841)
Less: Other comprehensive income (loss) from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)	$(8,103)	(60)	(173)	(2,005)	4	(271)	(10,608)
Quarter ended June 30, 2021
Balance, beginning of period	$1,514	(185)	(108)	(2,369)	—	(102)	(1,250)
Net unrealized gains (losses) arising during the period	204	(11)	8	262	—	22	485
Amounts reclassified from accumulated other comprehensive income	100	—	30	72	—	—	202
Net change	304	(11)	38	334	—	22	687
Less: Other comprehensive income from noncontrolling interests	1	—	—	—	—	—	1
Balance, end of period (3)	$1,817	(196)	(70)	(2,035)	—	(80)	(564)
Six months ended June 30, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Net unrealized gains (losses) arising during the period	(8,814)	83	(124)	(76)	4	(129)	(9,056)
Amounts reclassified from accumulated other comprehensive income	46	—	(22)	126	—	—	150
Net change	(8,768)	83	(146)	50	4	(129)	(8,906)
Less: Other comprehensive income (loss) from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)	$(8,103)	(60)	(173)	(2,005)	4	(271)	(10,608)
Six months ended June 30, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	—	(112)	194
Net unrealized gains (losses) arising during the period	(1,308)	8	(15)	269	—	33	(1,013)
Amounts reclassified from accumulated other comprehensive income	87	—	70	100	—	—	257
Net change	(1,221)	8	55	369	—	33	(756)
Less: Other comprehensive income from noncontrolling interests	1	—	—	—	—	1	2
Balance, end of period (3)	$1,817	(196)	(70)	(2,035)	—	(80)	(564)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Majority of the amounts for cash flow hedges are interest rate contracts.
(3)AOCI related to debt securities includes after-tax unrealized gains or losses associated with the transfer of securities from AFS to HTM of $3.4 billion and $898 million at June 30, 2022 and June 30, 2021, respectively. These amounts are subsequently amortized from AOCI into earnings over the same period as the related unamortized premiums and discounts.

136	Wells Fargo & Company

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

Wells Fargo & Company	137

Note 22: Operating Segments (continued)
Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2022
Net interest income (2)	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income	2,135	912	1,516	2,789	(114)	(408)	6,830
Total revenue	8,507	2,492	3,573	3,705	(733)	(516)	17,028
Provision for credit losses	613	21	(62)	(7)	15	—	580
Noninterest expense	6,036	1,478	1,840	2,911	618	—	12,883
Income (loss) before income tax expense (benefit)	1,858	993	1,795	801	(1,366)	(516)	3,565
Income tax expense (benefit)	465	249	459	198	(242)	(516)	613
Net income (loss) before noncontrolling interests	1,393	744	1,336	603	(1,124)	—	2,952
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(170)	—	(167)
Net income (loss)	$1,393	741	1,336	603	(954)	—	3,119
Quarter ended June 30, 2021
Net interest income (2)	$5,618	1,202	1,783	610	(304)	(109)	8,800
Noninterest income	3,068	906	1,555	2,926	3,327	(312)	11,470
Total revenue	8,686	2,108	3,338	3,536	3,023	(421)	20,270
Provision for credit losses	(367)	(382)	(501)	24	(34)	—	(1,260)
Noninterest expense	6,202	1,443	1,805	2,891	1,000	—	13,341
Income (loss) before income tax expense (benefit)	2,851	1,047	2,034	621	2,057	(421)	8,189
Income tax expense (benefit)	713	261	513	156	223	(421)	1,445
Net income before noncontrolling interests	2,138	786	1,521	465	1,834	—	6,744
Less: Net income (loss) from noncontrolling interests	—	2	(2)	—	704	—	704
Net income	$2,138	784	1,523	465	1,130	—	6,040
Six months ended June 30, 2022
Net interest income (2)	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income	4,702	1,878	2,996	5,747	692	(814)	15,201
Total revenue	17,070	4,819	7,043	7,462	(745)	(1,029)	34,620
Provision for credit losses	423	(323)	(258)	(44)	(5)	—	(207)
Noninterest expense	12,431	3,009	3,823	6,086	1,404	—	26,753
Income (loss) before income tax expense (benefit)	4,216	2,133	3,478	1,420	(2,144)	(1,029)	8,074
Income tax expense (benefit)	1,053	529	884	352	(469)	(1,029)	1,320
Net income (loss) before noncontrolling interests	3,163	1,604	2,594	1,068	(1,675)	—	6,754
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(42)	—	(36)
Net income (loss)	$3,163	1,598	2,594	1,068	(1,633)	—	6,790
Six months ended June 30, 2021
Net interest income (2)	$11,233	2,456	3,562	1,267	(694)	(216)	17,608
Noninterest income	6,107	1,733	3,380	5,813	4,744	(583)	21,194
Total revenue	17,340	4,189	6,942	7,080	4,050	(799)	38,802
Provision for credit losses	(786)	(781)	(785)	(19)	63	—	(2,308)
Noninterest expense	12,469	3,073	3,638	5,919	2,231	—	27,330
Income (loss) before income tax expense (benefit)	5,657	1,897	4,089	1,180	1,756	(799)	13,780
Income tax expense (benefit)	1,415	473	1,013	296	(52)	(799)	2,346
Net income before noncontrolling interests	4,242	1,424	3,076	884	1,808	—	11,434
Less: Net income (loss) from noncontrolling interests	—	3	(2)	—	757	—	758
Net income	$4,242	1,421	3,078	884	1,051	—	10,676

(continued on following page)

138	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2022
Loans (average)	$330,859	202,019	298,694	85,912	9,083	—	926,567
Assets (average)	379,194	223,890	564,306	92,575	642,606	—	1,902,571
Deposits (average)	898,650	188,286	164,860	173,670	20,327	—	1,445,793

Six months ended June 30, 2022
Loans (average)	$327,973	198,228	291,635	85,342	9,187	—	912,365
Assets (average)	377,043	219,438	557,891	91,713	664,850	—	1,910,935
Deposits (average)	890,042	194,458	167,009	179,708	23,665	—	1,454,882

Loans (period-end)	335,732	205,241	308,286	85,342	9,133	—	943,734
Assets (period-end)	380,353	229,454	567,733	91,944	611,658	—	1,881,142
Deposits (period-end)	892,373	183,145	162,439	165,633	21,563	—	1,425,153
Quarter ended June 30, 2021
Loans (average)	$331,892	178,572	252,422	81,784	10,077	—	854,747
Assets (average)	388,617	195,453	513,414	87,766	754,629	—	1,939,879
Deposits (average)	835,752	192,586	190,810	174,980	41,696	—	1,435,824

Six months ended June 30, 2021
Loans (average)	$342,428	180,845	249,302	81,314	10,152	—	864,041
Assets (average)	398,530	197,396	512,476	87,562	741,203	—	1,937,167
Deposits (average)	812,723	190,984	192,645	174,333	44,080	—	1,414,765

Loans (period-end)	326,760	178,905	253,259	82,783	10,593	—	852,300
Assets (period-end)	382,464	196,421	516,518	88,678	761,915	—	1,945,996
Deposits (period-end)	840,434	197,461	188,219	174,267	40,091	—	1,440,472
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

Wells Fargo & Company	139

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
At June 30, 2022, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	June 30, 2022		December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022		December 31, 2021	June 30, 2022	December 31, 2021
Regulatory capital:
Common Equity Tier 1	$130,068		140,643	130,068	140,643	140,383		149,318	140,383	149,318
Tier 1	149,116		159,671	149,116	159,671	140,383		149,318	140,383	149,318
Total	183,620		196,308	174,783	186,580	163,090		173,044	154,279	163,213
Assets:
Risk-weighted assets	1,253,618		1,239,026	1,121,572	1,116,068	1,182,778		1,137,839	1,001,559	965,511
Adjusted average assets	1,874,291		1,915,585	1,874,291	1,915,585	1,713,716		1,758,479	1,713,716	1,758,479
Regulatory capital ratios:
Common Equity Tier 1 capital	10.38%	*	11.35	11.60	12.60	11.87	*	13.12	14.02	15.47
Tier 1 capital	11.89	*	12.89	13.30	14.31	11.87	*	13.12	14.02	15.47
Total capital	14.65	*	15.84	15.58	16.72	13.79	*	15.21	15.40	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	9.10		9.60	8.50	9.00	7.00		7.00	7.00	7.00
Tier 1 capital	10.60		11.10	10.00	10.50	8.50		8.50	8.50	8.50
Total capital	12.60		13.10	12.00	12.50	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	June 30, 2022			December 31, 2021		June 30, 2022			December 31, 2021
Regulatory leverage:
Total leverage exposure (1)	$2,250,127			2,316,079		2,079,470			2,133,798
Supplementary leverage ratio (SLR) (1)	6.63%			6.89		6.75			7.00
Tier 1 leverage ratio (2)	7.96			8.34		8.19			8.49
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2022.
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
At June 30, 2022, the Common Equity Tier 1 (CET1), tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.10% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.

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

140	Wells Fargo & Company

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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.2 provides a summary of restrictions on cash and cash equivalents.
Table 23.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2022	Dec 31, 2021
Reserve balance for non-U.S. central banks	$255	382
Segregated for benefit of brokerage customers under federal and other brokerage regulations	739	830

Wells Fargo & Company	141

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Ratings Services
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

142	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2022.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April	24,862	$47.54	250,700,053
May	25,465	43.63	250,674,588
June	38,459	42.45	250,636,129
Total	88,786
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board, this authorization does not expire.

Wells Fargo & Company	143

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Wells Fargo & Company 2022 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
10(b)	Form of Restricted Share Award Agreement for grants on or after April 27, 2022.	Filed herewith.
10(c)	Form of Performance Share Award Agreement for grants on or after April 27, 2022.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

144	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2022    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	145