Form 10-Q
period 2022-09-30
WELLS FARGO & COMPANY/MN
filed 2022-10-31
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 20, 2022
Common stock, $1-2/3 par value	3,810,490,898

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Sep 30, 2022 % Change from		Nine months ended
($ in millions, except per share amounts)	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021	% Change
Selected Income Statement Data
Total revenue	$19,505	17,028	18,834	15%	4	$54,125	57,636	(6)%
Noninterest expense	14,327	12,883	13,303	11	8	41,080	40,633	1
Pre-tax pre-provision profit (PTPP) (1)	5,178	4,145	5,531	25	(6)	13,045	17,003	(23)
Provision for credit losses	784	580	(1,395)	35	156	577	(3,703)	NM
Wells Fargo net income	3,528	3,119	5,122	13	(31)	10,318	15,798	(35)
Wells Fargo net income applicable to common stock	3,250	2,839	4,787	14	(32)	9,482	14,786	(36)
Common Share Data
Diluted earnings per common share	0.85	0.74	1.17	15	(27)	2.47	3.57	(31)
Dividends declared per common share	0.30	0.25	0.20	20	50	0.80	0.40	100
Common shares outstanding	3,795.4	3,793.0	3,996.9	—	(5)
Average common shares outstanding	3,796.5	3,793.8	4,056.3	—	(6)	3,807.0	4,107.1	(7)
Diluted average common shares outstanding	3,825.1	3,819.6	4,090.4	—	(6)	3,838.5	4,140.0	(7)
Book value per common share (2)	$41.34	41.72	42.47	(1)	(3)
Tangible book value per common share (2)(3)	34.27	34.66	35.54	(1)	(4)
Selected Equity Data (period-end)
Total equity	178,409	179,793	191,071	(1)	(7)
Common stockholders’ equity	156,914	158,256	169,753	(1)	(8)
Tangible common equity (3)	130,082	131,460	142,047	(1)	(8)
Performance Ratios
Return on average assets (ROA) (4)	0.74%	0.66	1.04			0.73%	1.09
Return on average equity (ROE) (5)	8.0	7.1	11.1			7.8	11.7
Return on average tangible common equity (ROTCE) (3)	9.6	8.6	13.2			9.4	14.0
Efficiency ratio (6)	73	76	71			76	70
Net interest margin on a taxable-equivalent basis	2.83	2.39	2.03			2.46	2.03
Selected Balance Sheet Data (average)
Loans	$945,465	926,567	854,024	2	11	$923,520	860,666	7
Assets	1,880,690	1,902,571	1,949,700	(1)	(4)	1,900,743	1,941,391	(2)
Deposits	1,407,851	1,445,793	1,450,941	(3)	(3)	1,439,033	1,426,956	1
Selected Balance Sheet Data (period-end)
Debt securities	502,035	516,772	542,993	(3)	(8)
Loans	945,906	943,734	862,827	—	10
Allowance for credit losses for loans	13,225	12,884	14,705	3	(10)
Equity securities	59,560	61,774	66,526	(4)	(10)
Assets	1,877,745	1,881,142	1,954,901	—	(4)
Deposits	1,398,151	1,425,153	1,470,379	(2)	(5)

Headcount (#) (period-end)	239,209	243,674	253,871	(2)	(6)
Capital and other metrics
Risk-based capital ratios and components (7):
Standardized Approach:
Common equity tier 1 (CET1)	10.33%	10.38	11.62
Tier 1 capital	11.85	11.89	13.18
Total capital	14.55	14.65	16.21
Risk-weighted assets (RWAs) (in billions)	$1,255.6	1,253.6	1,218.9	—	3
Advanced Approach:
Common equity tier 1 (CET1)	11.75%	11.60	12.43
Tier 1 capital	13.48	13.30	14.11
Total capital	15.72	15.58	16.46
Risk-weighted assets (RWAs) (in billions)	$1,104.1	1,121.6	1,138.6	(2)	(3)
Tier 1 leverage ratio	8.03%	7.96	8.36
Supplementary Leverage Ratio (SLR)	6.65	6.63	6.94
Total Loss Absorbing Capacity (TLAC) Ratio (8)	23.00	22.72	23.68
Liquidity Coverage Ratio (LCR) (9)	123	121	119
NM - Not meaningful
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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 41 on Fortune’s 2022 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2022.
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

Wells Fargo & Company	3

Overview (continued)
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
For additional information regarding retail sales practices matters, including related legal and regulatory risk, see the “Risk Factors” section in our 2021 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.

Customer Remediation Activities
Our priority of rebuilding trust has included an effort to identify areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort.
We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. We have previously disclosed key areas of focus as part of these activities.
For additional information regarding accruals for customer remediation, see the “Expenses” section in Note 18 (Employee Benefits and Expenses) to Financial Statements in this Report, and for additional information regarding these activities, including related legal and regulatory risk, see the “Risk Factors” section in our 2021 Form 10-K and Note 13 (Legal Actions) to Financial Statements in this Report.
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

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected income statement data
Net interest income	$12,098	8,909	3,189	36%	$31,517	26,517	5,000	19%
Noninterest income	7,407	9,925	(2,518)	(25)	22,608	31,119	(8,511)	(27)
Total revenue	19,505	18,834	671	4	54,125	57,636	(3,511)	(6)
Net charge-offs	399	257	142	55	1,049	1,159	(110)	(9)
Change in the allowance for credit losses	385	(1,652)	2,037	123	(472)	(4,862)	4,390	90
Provision for credit losses	784	(1,395)	2,179	156	577	(3,703)	4,280	116
Noninterest expense	14,327	13,303	1,024	8	41,080	40,633	447	1
Income tax expense	894	1,521	(627)	(41)	2,214	3,867	(1,653)	(43)
Wells Fargo net income	3,528	5,122	(1,594)	(31)	10,318	15,798	(5,480)	(35)
Wells Fargo net income applicable to common stock	3,250	4,787	(1,537)	(32)	9,482	14,786	(5,304)	(36)
In third quarter 2022, we generated $3.5 billion of net income and diluted earnings per common share (EPS) of $0.85, compared with $5.1 billion of net income and diluted EPS of $1.17 in the same period a year ago. Financial performance for third quarter 2022 compared with the same period a year ago, included the following:
•total revenue increased due to higher net interest income, partially offset by lower mortgage banking income, net gains from equity securities, and investment advisory and other asset-based fee income;
•provision for credit losses increased reflecting loan growth and a less favorable economic environment;
•noninterest expense increased due to higher operating losses, partially offset by lower personnel expense, and professional and outside services expense;
•average loans increased driven by loan growth across both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in Corporate and Investment Banking, Commercial Banking, Wealth and Investment Management, and Corporate, partially offset by growth in Consumer Banking and Lending.

In the first nine months of 2022, we generated $10.3 billion of net income and diluted EPS of $2.47, compared with $15.8 billion of net income and diluted EPS of $3.57 in the same period a year ago. Financial performance for the first nine months of 2022, compared with the same period a year ago, included the following:
•total revenue decreased due to lower net gains from equity securities, mortgage banking, and investment advisory and other asset-based fee income, partially offset by higher net interest income;
•provision for credit losses increased reflecting loan growth and a less favorable economic environment;
•noninterest expense increased due to higher operating losses, partially offset by lower personnel expense, and professional and outside services expense;
•average loans increased driven by loan growth across both our commercial and consumer loan portfolios; and
•average deposits increased driven by growth in Consumer Banking and Lending, partially offset by reductions in Corporate and Investment Banking and Corporate.
Capital and Liquidity
We maintained a strong capital position in the first nine months of 2022, with total equity of $178.4 billion at September 30, 2022, compared with $190.1 billion at December 31, 2021. Our liquidity and regulatory capital ratios remained strong at September 30, 2022, including:
•our Common Equity Tier 1 (CET1) ratio was 10.33% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.10%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.00%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 123%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $13.2 billion at September 30, 2022, decreased $563 million from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by loan growth and a less favorable economic environment.
•Our provision for credit losses for loans was $576 million in the first nine months of 2022, compared with $(3.7) billion in the same period a year ago, reflecting loan growth and a less favorable economic environment.
•The allowance coverage for total loans was 1.40% at September 30, 2022, compared with 1.54% at December 31, 2021.
•Commercial portfolio net loan charge-offs were $6 million in third quarter 2022, compared with net loan charge-offs of $38 million, or 3 basis points, in the same period a year ago.

Wells Fargo & Company	5

Overview (continued)
•Consumer portfolio net loan charge-offs were $393 million, or 40 basis points of average consumer loans, in third quarter 2022, compared with net loan charge-offs of $221 million, or 23 basis points, in the same period a year ago, driven by higher losses in our auto and credit card portfolios.
•Nonperforming assets (NPAs) of $5.7 billion at September 30, 2022, decreased $1.6 billion, or 22%, from
December 31, 2021, driven by improved credit quality across our commercial loan portfolios, and a decrease in residential mortgage nonaccrual loans due to sustained payment performance of borrowers after exiting COVID-19-related accommodation programs. NPAs represented 0.60% of total loans at September 30, 2022.

Earnings Performance
Wells Fargo net income for third quarter 2022 was $3.5 billion ($0.85 diluted EPS), compared with $5.1 billion ($1.17 diluted EPS) in the same period a year ago. Net income decreased in third quarter 2022, compared with the same period a year ago, predominantly due to a $2.5 billion decrease in noninterest income, a $2.2 billion increase in provision for credit losses, and a $1.0 billion increase in noninterest expense, partially offset by a $3.2 billion increase in net interest income and a $627 million decrease in income tax expense.
Net income for the first nine months of 2022 was $10.3 billion ($2.47 diluted EPS), compared with $15.8 billion ($3.57 diluted EPS) in the same period a year ago. Net income decreased in the first nine months of 2022, compared with the same period a year ago, predominantly due to a $8.5 billion decrease in noninterest income and a $4.3 billion increase in provision for credit losses, partially offset by a $5.0 billion increase in net interest income, a $1.7 billion decrease in income tax expense, and a $1.1 billion decrease in net income from noncontrolling interests.

Net Interest Income
Net interest income and net interest margin increased in both the third quarter and first nine months of 2022, compared with the same periods a year ago, due to the impact of higher interest rates on earning assets, higher loan balances, and lower mortgage-backed securities (MBS) premium amortization, partially offset by lower interest income from Paycheck Protection Program (PPP) loans and loans purchased from Government National Mortgage Association (GNMA) loan securitization pools, and higher expenses for interest-bearing deposits and long-term debt. Interest income from PPP loans was $85 million in the first nine months of 2022, compared with $389 million in the same period a year ago. Additionally, interest income associated with loans we purchased from GNMA loan securitization pools was $497 million in the first nine months of 2022, compared with $737 million in the same period a year ago. For additional information about loans purchased from GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended September 30, 2022 and 2021.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2021 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2022			2021
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$130,761	699	2.12%	$250,314	97	0.15%
Federal funds sold and securities purchased under resale agreements	57,432	250	1.73	68,912	6	0.03
Debt securities:
Trading debt securities	91,618	631	2.75	88,476	517	2.33
Available-for-sale debt securities	127,821	792	2.47	179,237	705	1.57
Held-to-maturity debt securities	305,063	1,704	2.23	261,182	1,223	1.87
Total debt securities	524,502	3,127	2.38	528,895	2,445	1.85
Loans held for sale (2)	11,458	120	4.18	24,490	172	2.81
Loans:
Commercial loans:
Commercial and industrial – U.S.	300,097	3,211	4.25	247,095	1,608	2.58
Commercial and industrial – Non-U.S.	81,278	751	3.67	72,331	361	1.98
Real estate mortgage	133,720	1,388	4.12	121,453	817	2.67
Real estate construction	21,571	268	4.93	21,794	170	3.10
Lease financing	14,526	137	3.76	15,492	171	4.45
Total commercial loans	551,192	5,755	4.14	478,165	3,127	2.60
Consumer loans:
Residential mortgage – first lien	253,383	2,002	3.16	243,201	1,897	3.12
Residential mortgage – junior lien	14,226	189	5.28	18,809	195	4.11
Credit card	42,407	1,230	11.51	35,407	1,023	11.47
Auto	54,874	590	4.27	52,370	586	4.44
Other consumer	29,383	413	5.58	26,072	243	3.70
Total consumer loans	394,273	4,424	4.47	375,859	3,944	4.18
Total loans (2)	945,465	10,179	4.28	854,024	7,071	3.29
Equity securities	29,722	156	2.09	32,790	146	1.78
Other	13,577	68	1.97	10,070	2	0.09
Total interest-earning assets	$1,712,917	14,599	3.39%	$1,769,495	9,939	2.24%
Cash and due from banks	25,646	—		24,201	—
Goodwill	25,177	—		26,192	—
Other	116,950	—		129,812	—
Total noninterest-earning assets	$167,773	—		180,205	—
Total assets	$1,880,690	14,599		1,949,700	9,939
Liabilities
Deposits:
Demand deposits	$421,072	335	0.32%	$452,301	29	0.03%
Savings deposits	434,023	63	0.06	426,201	34	0.03
Time deposits	29,584	77	1.04	34,171	25	0.28
Deposits in non-U.S. offices	17,540	38	0.86	28,341	11	0.16
Total interest-bearing deposits	902,219	513	0.23	941,014	99	0.04
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	25,648	122	1.88	32,489	5	0.02
Other short-term borrowings	13,799	36	1.06	11,410	(12)	(0.44)
Total short-term borrowings	39,447	158	1.59	43,899	(7)	(0.06)
Long-term debt	158,984	1,553	3.90	174,643	745	1.71
Other liabilities	36,217	172	1.89	30,387	88	1.15
Total interest-bearing liabilities	$1,136,867	2,396	0.84%	$1,189,943	925	0.31%
Noninterest-bearing demand deposits	505,632	—		509,927	—
Other noninterest-bearing liabilities	55,154	—		55,789	—
Total noninterest-bearing liabilities	$560,786	—		565,716	—
Total liabilities	$1,697,653	2,396		1,755,659	925
Total equity	183,037	—		194,041	—
Total liabilities and equity	$1,880,690	2,396		1,949,700	925

Interest rate spread on a taxable-equivalent basis (3)			2.55%			1.93%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$12,203	2.83%		$9,014	2.03%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Nine months ended September 30,
			2022			2021
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$151,851	1,116	0.98%	$243,095	224	0.12%
Federal funds sold and securities purchased under resale agreements	60,882	313	0.69	71,179	16	0.03
Debt securities:
Trading debt securities	90,521	1,741	2.57	86,828	1,552	2.38
Available-for-sale debt securities	147,852	2,216	2.00	192,765	2,232	1.54
Held-to-maturity debt securities	294,231	4,619	2.09	238,769	3,356	1.88
Total debt securities	532,604	8,576	2.15	518,362	7,140	1.84
Loans held for sale (2)	15,237	386	3.38	28,702	696	3.24
Loans:
Commercial loans:
Commercial and industrial – U.S.	288,420	7,090	3.29	249,359	4,831	2.59
Commercial and industrial – Non-U.S.	80,286	1,675	2.79	69,530	1,073	2.06
Real estate mortgage	130,794	3,201	3.27	120,907	2,452	2.71
Real estate construction	21,058	624	3.96	21,855	505	3.09
Lease financing	14,519	445	4.08	15,617	529	4.52
Total commercial loans	535,077	13,035	3.26	477,268	9,390	2.63
Consumer loans:
Residential mortgage – first lien	248,420	5,852	3.14	252,338	5,922	3.13
Residential mortgage – junior lien	15,074	522	4.62	20,516	634	4.13
Credit card	40,077	3,395	11.33	34,942	3,035	11.61
Auto	55,939	1,760	4.21	50,368	1,709	4.54
Other consumer	28,933	980	4.53	25,234	709	3.75
Total consumer loans	388,443	12,509	4.30	383,398	12,009	4.18
Total loans (2)	923,520	25,544	3.70	860,666	21,399	3.32
Equity securities	31,244	519	2.22	30,678	416	1.81
Other	13,727	97	0.94	9,559	4	0.06
Total interest-earning assets	$1,729,065	36,551	2.82%	$1,762,241	29,895	2.27%
Cash and due from banks	25,549	—		24,377	—
Goodwill	25,179	—		26,262	—
Other	120,950	—		128,511	—
Total noninterest-earning assets	$171,678	—		179,150	—
Total assets	$1,900,743	36,551		1,941,391	29,895
Liabilities
Deposits:
Demand deposits	$438,676	463	0.14%	$449,777	93	0.03%
Savings deposits	438,370	119	0.04	420,202	98	0.03
Time deposits	27,611	122	0.59	38,402	101	0.35
Deposits in non-U.S. offices	19,212	50	0.35	29,614	11	0.05
Total interest-bearing deposits	923,869	754	0.11	937,995	303	0.04
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	22,910	152	0.89	38,736	10	0.03
Other short-term borrowings	13,046	23	0.24	11,703	(37)	(0.43)
Total short-term borrowings	35,956	175	0.65	50,439	(27)	(0.07)
Long-term debt	154,691	3,325	2.87	184,608	2,483	1.79
Other liabilities	34,317	460	1.79	28,999	298	1.37
Total interest-bearing liabilities	$1,148,833	4,714	0.55%	$1,202,041	3,057	0.34%
Noninterest-bearing demand deposits	515,164	—		488,961	—
Other noninterest-bearing liabilities	53,295	—		59,010	—
Total noninterest-bearing liabilities	$568,459	—		547,971	—
Total liabilities	$1,717,292	4,714		1,750,012	3,057
Total equity	183,451	—		191,379	—
Total liabilities and equity	$1,900,743	4,714		1,941,391	3,057

Interest rate spread on a taxable-equivalent basis (3)			2.27%			1.93%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$31,837	2.46%		$26,838	2.03%
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
(3)Includes taxable-equivalent adjustments of $105 million for both quarters ended September 30, 2022 and 2021, and $320 million and $321 million for the first nine months of 2022 and 2021, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Deposit-related fees	$1,289	1,416	(127)	(9)%	$4,138	4,013	125	3%
Lending-related fees	358	365	(7)	(2)	1,053	1,088	(35)	(3)
Investment advisory and other asset-based fees	2,111	2,882	(771)	(27)	6,955	8,432	(1,477)	(18)
Commissions and brokerage services fees	562	525	37	7	1,641	1,741	(100)	(6)
Investment banking fees	375	547	(172)	(31)	1,108	1,685	(577)	(34)
Card fees	1,119	1,078	41	4	3,260	3,104	156	5
Net servicing income	129	145	(16)	(11)	408	25	383	NM
Net gains on mortgage loan originations/sales	195	1,114	(919)	(82)	896	3,896	(3,000)	(77)
Mortgage banking	324	1,259	(935)	(74)	1,304	3,921	(2,617)	(67)
Net gains from trading activities	900	92	808	878	1,564	461	1,103	239
Net gains from debt securities	6	283	(277)	(98)	151	434	(283)	(65)
Net gains (losses) from equity securities	(34)	869	(903)	NM	(73)	3,957	(4,030)	NM
Lease income	322	322	—	—	982	950	32	3
Other	75	287	(212)	(74)	525	1,333	(808)	(61)
Total	$7,407	9,925	(2,518)	(25)	$22,608	31,119	(8,511)	(27)
NM – Not meaningful
Third quarter 2022 vs. third quarter 2021
Deposit-related fees decreased reflecting:
•lower treasury management fees on commercial accounts driven by a higher earnings credit rate due to an increase in interest rates; and
•the elimination of non-sufficient funds and other fees.

We have continued to implement our previously announced enhancements and changes to limit consumer overdraft-related fees. We expect this will continue to lower certain deposit-related fees.

Investment advisory and other asset-based fees decreased reflecting:
•lower asset-based and trust fees due to divestitures in fourth quarter 2021; and
•lower average market valuations.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Investment banking fees decreased due to lower market activity.

Net servicing income decreased driven by:
•lower servicing fees due to a lower balance of loans serviced for others;
partially offset by:
• a lower decline in residential mortgage servicing rights (MSRs) as a result of reduced prepayment rates, partially offset by net unfavorable hedge results due to interest rate volatility.
Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage origination volumes and lower gain on sale margins; and
•lower gains related to the resecuritization of loans we purchased from GNMA loan securitization pools.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.
Net gains from trading activities increased reflecting higher foreign exchange, equities, rates, and commodities trading revenue.

Net gains from debt securities decreased due to lower gains on sales of corporate debt securities.

Net gains (losses) from equity securities decreased reflecting:
•lower unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses; and
•a $389 million impairment of equity securities (before the impact of noncontrolling interests) in third quarter 2022 primarily in our affiliated venture capital business driven by market conditions;
partially offset by:
•higher realized gains on the sales of equity securities.

Other income decreased driven by net foreign exchange losses resulting from the revaluation of non-U.S. denominated assets and liabilities.

Wells Fargo & Company	9

Earnings Performance (continued)
First nine months of 2022 vs. first nine months of 2021
Deposit-related fees increased reflecting:
•lower fee waivers as the first nine months of 2021 included additional accommodations to support customers; and
•higher overdraft fees driven by increased consumer transaction volumes, partially offset by the elimination of non-sufficient funds and other fees.

We have continued to implement our previously announced enhancements and changes to limit consumer overdraft-related fees. We expect this will continue to lower certain deposit-related fees.

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

Investment banking fees decreased due to lower market activity, as well as a $107 million write-down on unfunded leveraged finance commitments in second quarter 2022 due to the widening of market spreads.

Card fees increased reflecting higher incentives and higher interchange fees, net of rewards, driven by increased purchase and transaction volumes.

Net servicing income increased driven by a lower decline in residential MSRs as a result of reduced prepayment rates, partially offset by net unfavorable hedge results due to interest rate volatility.
Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage origination volumes and lower gain on sale margins; and
•lower gains related to the resecuritization of loans we purchased from GNMA loan securitization pools.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 9 (Mortgage Banking Activities) to Financial Statements in this Report.
Net gains from trading activities increased driven by:
•higher commodities, foreign exchange, rates, and equities trading revenue;
partially offset by:
•lower trading activity in residential MBS and high yield products.

Net gains from debt securities decreased due to lower gains on sales of corporate debt securities and agency MBS.

Net gains (losses) from equity securities decreased reflecting:
•lower unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses; and
•a $1.4 billion impairment of equity securities (before the impact of noncontrolling interests) in the first nine months of 2022 predominantly in our affiliated venture capital business driven by market conditions.
Other income decreased driven by:
•a gain on the sale of our student loan portfolio in the first nine months of 2021;
•net foreign exchange losses resulting from the revaluation of non-U.S. denominated assets and liabilities; and
•higher losses due to growth in wind energy investments (offset by benefits and credits in income tax expense);
partially offset by:
•lower valuation losses related to the retained litigation risk associated with shares of Visa Class B common stock that we sold. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2021 Form 10-K.

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Personnel	$8,212	8,690	(478)	(6)%	$25,925	27,066	(1,141)	(4)%
Technology, telecommunications and equipment	798	741	57	8	2,473	2,400	73	3
Occupancy	732	738	(6)	(1)	2,159	2,243	(84)	(4)
Operating losses	2,218	540	1,678	311	3,467	1,056	2,411	228
Professional and outside services	1,235	1,417	(182)	(13)	3,831	4,255	(424)	(10)
Leases (1)	186	220	(34)	(15)	559	672	(113)	(17)
Advertising and promotion	126	153	(27)	(18)	327	375	(48)	(13)
Restructuring charges	—	1	(1)	(100)	5	10	(5)	(50)
Other	820	803	17	2	2,334	2,556	(222)	(9)
Total	$14,327	13,303	1,024	8	$41,080	40,633	447	1
(1)Represents expenses for assets we lease to customers.
Third quarter 2022 vs. third quarter 2021

Personnel expense decreased driven by:
•lower revenue-related compensation expense; and
•the impact of divestitures and efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expenses for technology contracts.

Operating losses increased driven by $2.0 billion of accruals in third quarter 2022, primarily related to a variety of historical matters, including litigation, customer remediation, and regulatory matters.

We expect outstanding litigation, customer remediation, and regulatory matters could result in significant additional expense in the coming quarters.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

First nine months of 2022 vs. first nine months of 2021
Personnel expense decreased driven by:
•the impact of divestitures and efficiency initiatives;
•lower revenue-related compensation expense; and
•lower incentive compensation expense, including the impact of lower market valuations on stock-based compensation.

Operating losses increased driven by $2.0 billion of accruals in third quarter 2022, primarily related to a variety of historical matters, including litigation, customer remediation, and regulatory matters.

We expect outstanding litigation, customer remediation, and regulatory matters could result in significant additional expense in the coming quarters.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Leases expense decreased driven by lower depreciation expense from a reduction in the size of our operating lease asset portfolio.

Other expenses decreased driven by:
•lower donation expense due to higher donations of PPP processing fees in the first nine months of 2021; and
•a write-down of goodwill in the first nine months of 2021 related to the sale of our student loan portfolio.

Income Tax Expense
Table 4: Income Tax Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income before income tax expense	$4,394	6,926	(2,532)	(37)%	$12,468	20,706	(8,238)	(40)%
Income tax expense	894	1,521	(627)	(41)	2,214	3,867	(1,653)	(43)
Effective Income tax rate	20.2%	22.9			17.7%	19.7

The effective income tax rate for both the third quarter and first nine months of 2022, compared with the same periods a year ago, decreased due to the impact of certain tax credits and benefits on lower pre-tax income.

Wells Fargo & Company	11

Earnings Performance (continued)
Operating Segment Results
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see Table 5. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed by our Chief Executive Officer and Operating Committee. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenues and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

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
Table 5: Management Reporting Structure

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

Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 22 (Operating Segments) to Financial Statements in this Report.

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2022
Net interest income	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income	2,175	961	1,790	2,577	284	(380)	7,407
Total revenue	9,277	2,952	4,060	3,665	36	(485)	19,505
Provision for credit losses	917	(168)	32	8	(5)	—	784
Noninterest expense	6,758	1,526	1,900	2,796	1,347	—	14,327
Income (loss) before income tax expense (benefit)	1,602	1,594	2,128	861	(1,306)	(485)	4,394
Income tax expense (benefit)	401	409	536	222	(189)	(485)	894
Net income (loss) before noncontrolling interests	1,201	1,185	1,592	639	(1,117)	—	3,500
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(31)	—	(28)
Net income (loss)	$1,201	1,182	1,592	639	(1,086)	—	3,528
Quarter ended September 30, 2021
Net interest income	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	8,804	2,076	3,385	3,618	1,325	(374)	18,834
Provision for credit losses	(518)	(335)	(460)	(73)	(9)	—	(1,395)
Noninterest expense	6,053	1,396	1,797	2,917	1,140	—	13,303
Income (loss) before income tax expense (benefit)	3,269	1,015	2,048	774	194	(374)	6,926
Income tax expense (benefit)	818	254	518	195	110	(374)	1,521
Net income before noncontrolling interests	2,451	761	1,530	579	84	—	5,405
Less: Net income from noncontrolling interests	—	2	—	—	281	—	283
Net income (loss)	$2,451	759	1,530	579	(197)	—	5,122
Nine months ended September 30, 2022
Net interest income	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income	6,877	2,839	4,786	8,324	976	(1,194)	22,608
Total revenue	26,347	7,771	11,103	11,127	(709)	(1,514)	54,125
Provision for credit losses	1,340	(491)	(226)	(36)	(10)	—	577
Noninterest expense	19,189	4,535	5,723	8,882	2,751	—	41,080
Income (loss) before income tax expense (benefit)	5,818	3,727	5,606	2,281	(3,450)	(1,514)	12,468
Income tax expense (benefit)	1,454	938	1,420	574	(658)	(1,514)	2,214
Net income (loss) before noncontrolling interests	4,364	2,789	4,186	1,707	(2,792)	—	10,254
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(73)	—	(64)
Net income (loss)	$4,364	2,780	4,186	1,707	(2,719)	—	10,318
Nine months ended September 30, 2021
Net interest income	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	26,144	6,265	10,327	10,698	5,375	(1,173)	57,636
Provision for credit losses	(1,304)	(1,116)	(1,245)	(92)	54	—	(3,703)
Noninterest expense	18,522	4,469	5,435	8,836	3,371	—	40,633
Income (loss) before income tax expense (benefit)	8,926	2,912	6,137	1,954	1,950	(1,173)	20,706
Income tax expense (benefit)	2,233	727	1,531	491	58	(1,173)	3,867
Net income before noncontrolling interests	6,693	2,185	4,606	1,463	1,892	—	16,839
Less: Net income (loss) from noncontrolling interests	—	5	(2)	—	1,038	—	1,041
Net income	$6,693	2,180	4,608	1,463	854	—	15,798
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

Earnings Performance (continued)
Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending. Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$7,102	5,707	1,395	24%	$19,470	16,940	2,530	15%
Noninterest income:
Deposit-related fees	773	799	(26)	(3)	2,397	2,192	205	9
Card fees	1,043	1,014	29	3	3,042	2,923	119	4
Mortgage banking	212	1,168	(956)	(82)	1,077	3,585	(2,508)	(70)
Other	147	116	31	27	361	504	(143)	(28)
Total noninterest income	2,175	3,097	(922)	(30)	6,877	9,204	(2,327)	(25)
Total revenue	9,277	8,804	473	5	26,347	26,144	203	1
Net charge-offs	435	302	133	44	1,168	1,031	137	13
Change in the allowance for credit losses	482	(820)	1,302	159	172	(2,335)	2,507	107
Provision for credit losses	917	(518)	1,435	277	1,340	(1,304)	2,644	203
Noninterest expense	6,758	6,053	705	12	19,189	18,522	667	4
Income before income tax expense	1,602	3,269	(1,667)	(51)	5,818	8,926	(3,108)	(35)
Income tax expense	401	818	(417)	(51)	1,454	2,233	(779)	(35)
Net income	$1,201	2,451	(1,250)	(51)	$4,364	6,693	(2,329)	(35)
Revenue by Line of Business
Consumer and Small Business Banking	$6,232	4,822	1,410	29	$16,813	14,086	2,727	19
Consumer Lending:
Home Lending	973	2,012	(1,039)	(52)	3,435	6,311	(2,876)	(46)
Credit Card	1,349	1,251	98	8	3,918	3,657	261	7
Auto	423	445	(22)	(5)	1,303	1,263	40	3
Personal Lending	300	274	26	9	878	827	51	6
Total revenue	$9,277	8,804	473	5	$26,347	26,144	203	1

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	9.4%	19.7			11.6%	18.1
Efficiency ratio (2)	73	69			73	71
Retail bank branches (#)	4,612	4,796		(4)	4,612	4,796		(4)
Digital active customers (# in millions) (3)	33.6	32.7		3	33.6	32.7		3
Mobile active customers (# in millions) (3)	28.3	27.0		5	28.3	27.0		5

Consumer and Small Business Banking:
Deposit spread (4)	2.1%	1.5			1.8%	1.5
Debit card purchase volume ($ in billions) (5)	$122.4	118.6	3.8	3	$362.6	349.1	13.5	4
Debit card purchase transactions (# in millions) (5)	2,501	2,515		(1)	7,356	7,285		1
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$81	109	(28)	(26)%	$274	(90)	364	404%
Net gains on mortgage loan originations/sales	131	1,059	(928)	(88)	803	3,675	(2,872)	(78)
Total mortgage banking	$212	1,168	(956)	(82)	$1,077	3,585	(2,508)	(70)

Originations ($ in billions):
Retail	$12.4	35.2	(22.8)	(65)	$56.1	105.7	(49.6)	(47)
Correspondent	9.1	16.7	(7.6)	(46)	37.4	51.2	(13.8)	(27)
Total originations	$21.5	51.9	(30.4)	(59)	$93.5	156.9	(63.4)	(40)

% of originations held for sale (HFS)	59.2%	60.6			51.2%	67.3
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$687.4	739.5	(52.1)	(7)	$687.4	739.5	(52.1)	(7)
Mortgage servicing rights (MSR) carrying value (period-end)	9,828	6,862	2,966	43	9,828	6,862	2,966	43
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.43%	0.93			1.43%	0.93
Home lending loans 30+ days delinquency rate (7)(8)(9)	0.29	0.45			0.29	0.45

Credit Card:
Point of sale (POS) volume ($ in billions)	$30.7	24.6	6.1	25	$86.8	67.8	19.0	28
New accounts (# in thousands)	584	526		11	1,592	1,115		43
Credit card loans 30+ days delinquency rate	1.81%	1.46			1.81%	1.46

Auto:
Auto originations ($ in billions)	$5.4	9.2	(3.8)	(41)	$18.1	24.5	(6.4)	(26)
Auto loans 30+ days delinquency rate (8)	2.19%	1.46			2.19%	1.46

Personal Lending:
New volume ($ in billions)	$3.5	2.7	0.8	30	$9.4	7.1	2.3	32
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
Third quarter 2022 vs. third quarter 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads;
partially offset by:
•lower mortgage banking noninterest income due to lower origination volumes and gain on sale margins, and lower revenue related to the resecuritization of loans we purchased from GNMA loan securitization pools.

Provision for credit losses increased reflecting loan growth, a less favorable economic environment, and higher net charge-offs.

Noninterest expense increased driven by:
•higher operating losses reflecting higher accruals primarily related to a variety of historical matters, including litigation, customer remediation, and regulatory matters; and
•higher operating costs;
partially offset by:
•lower personnel expense driven by lower revenue-related
compensation in Home Lending due to lower production and the impact of efficiency initiatives;
•lower occupancy expense related to efficiency initiatives; and
•lower donation expense due to higher donations of PPP processing fees in third quarter 2021.

First nine months of 2022 vs. first nine months of 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and higher deposit balances and deposit spreads;
•higher deposit-related fees reflecting lower fee waivers as the first nine months of 2021 included additional accommodations to support customers, and higher overdraft fees in the first nine months of 2022 driven by increased consumer transaction volumes, partially offset by the elimination of non-sufficient funds and other fees in 2022; and
•higher card fees reflecting higher incentives and higher interchange fees, net of rewards, driven by increased purchase and transaction volumes;

Wells Fargo & Company	15

Earnings Performance (continued)
partially offset by:
•lower mortgage banking noninterest income due to lower origination volumes and gain on sale margins, and lower revenue related to the resecuritization of loans we purchased from GNMA loan securitization pools.

Provision for credit losses increased reflecting loan growth, a less favorable economic environment, and higher net charge-offs.
Noninterest expense increased driven by:
•higher operating losses reflecting higher accruals primarily related to a variety of historical matters, including litigation, customer remediation, and regulatory matters;
partially offset by:
•lower personnel expense driven by lower revenue-related incentive compensation in Home Lending due to lower production and the impact of efficiency initiatives;
•lower occupancy expense and professional and outside services expense related to efficiency initiatives; and
•lower donation expense due to higher donations of PPP processing fees in the first nine months of 2021.
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer and Small Business Banking	$9,895	15,122	(5,227)	(35)%	$10,315	17,991	(7,676)	(43)%
Consumer Lending:
Home Lending	221,870	217,011	4,859	2	218,015	227,663	(9,648)	(4)
Credit Card	35,052	28,925	6,127	21	33,139	28,607	4,532	16
Auto	55,430	53,043	2,387	5	56,500	51,121	5,379	11
Personal Lending	13,397	11,456	1,941	17	12,588	11,361	1,227	11
Total loans	$335,644	325,557	10,087	3	$330,557	336,743	(6,186)	(2)
Total deposits	888,037	848,419	39,618	5	889,366	824,752	64,614	8
Allocated capital	48,000	48,000	—	—	48,000	48,000	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer and Small Business Banking	$9,898	13,686	(3,788)	(28)	$9,898	13,686	(3,788)	(28)
Consumer Lending:
Home Lending	222,471	216,649	5,822	3	222,471	216,649	5,822	3
Credit Card	35,965	29,433	6,532	22	35,965	29,433	6,532	22
Auto	55,116	54,472	644	1	55,116	54,472	644	1
Personal Lending	13,902	11,678	2,224	19	13,902	11,678	2,224	19
Total loans	$337,352	325,918	11,434	4	$337,352	325,918	11,434	4
Total deposits	886,991	858,424	28,567	3	886,991	858,424	28,567	3
Third quarter 2022 vs. third quarter 2021
Total loans (average) increased driven by higher customer purchase volume and the impact of new products in our Credit Card business, as well as higher loan balances in our Home Lending, Auto, and Personal Lending businesses, partially offset by a decline in PPP loans in Consumer and Small Business Banking.
Total deposits (average) increased driven by higher levels of customer liquidity and savings.
First nine months of 2022 vs. first nine months of 2021
Total loans (average) decreased as paydowns exceeded originations in our Home Lending and Consumer and Small Business Banking businesses, partially offset by higher customer purchase volume and the impact of new products in our Credit Card business, as well as higher loan balances in our Auto business. Home Lending loan balances were impacted by the resecuritization of loans we purchased from GNMA loan securitization pools and the continued suspension of home equity originations. Consumer and Small Business Banking loan balances were impacted by a decline in PPP loans.
Total loans (period-end) increased driven by higher customer purchase volume and the impact of new products in our Credit Card business, as well as growth in our Home Lending and Personal Lending businesses, partially offset by a decline in PPP loans in Consumer and Small Business Banking.

Total deposits (average and period-end) increased driven by higher levels of customer liquidity and savings.

16	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$1,991	1,231	760	62%	$4,932	3,687	1,245	34%
Noninterest income:
Deposit-related fees	256	323	(67)	(21)	894	965	(71)	(7)
Lending-related fees	126	132	(6)	(5)	369	403	(34)	(8)
Lease income	176	165	11	7	534	512	22	4
Other	403	225	178	79	1,042	698	344	49
Total noninterest income	961	845	116	14	2,839	2,578	261	10
Total revenue	2,952	2,076	876	42	7,771	6,265	1,506	24
Net charge-offs	(3)	16	(19)	NM	(28)	108	(136)	NM
Change in the allowance for credit losses	(165)	(351)	186	53	(463)	(1,224)	761	62
Provision for credit losses	(168)	(335)	167	50	(491)	(1,116)	625	56
Noninterest expense	1,526	1,396	130	9	4,535	4,469	66	1
Income before income tax expense	1,594	1,015	579	57	3,727	2,912	815	28
Income tax expense	409	254	155	61	938	727	211	29
Less: Net income from noncontrolling interests	3	2	1	50	9	5	4	80
Net income	$1,182	759	423	56	$2,780	2,180	600	28

Revenue by Line of Business
Middle Market Banking	$1,793	1,165	628	54	$4,498	3,475	1,023	29
Asset-Based Lending and Leasing	1,159	911	248	27	3,273	2,790	483	17
Total revenue	$2,952	2,076	876	42	$7,771	6,265	1,506	24

Revenue by Product
Lending and leasing	$1,333	1,190	143	12	$3,896	3,599	297	8
Treasury management and payments	1,242	713	529	74	2,964	2,114	850	40
Other	377	173	204	118	911	552	359	65
Total revenue	$2,952	2,076	876	42	$7,771	6,265	1,506	24

Selected Metrics
Return on allocated capital	23.1%	14.5			18.1%	14.0
Efficiency ratio	52	67			58	71
NM – Not meaningful
Third quarter 2022 vs. third quarter 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances;
•higher net gains from equity securities; and
•higher other noninterest income driven by higher income from renewable energy investments;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers.

Provision for credit losses reflected loan growth and a less favorable economic environment.

Noninterest expense increased driven by:
•higher operating costs and operating losses;
partially offset by:
•lower spending due to efficiency initiatives, including lower personnel expense from reduced headcount.
First nine months of 2022 vs. first nine months of 2021

Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads, as well as higher loan balances; and
•higher other noninterest income driven by higher net gains from equity securities and higher income from renewable energy investments;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers.

Provision for credit losses reflected loan growth and a less favorable economic environment, partially offset by lower net charge-offs.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$150,365	118,039	32,326	27%	$143,383	118,840	24,543	21%
Commercial real estate	45,121	46,576	(1,455)	(3)	44,988	47,444	(2,456)	(5)
Lease financing and other	13,511	14,007	(496)	(4)	13,486	13,812	(326)	(2)
Total loans	$208,997	178,622	30,375	17	$201,857	180,096	21,761	12
Loans by Line of Business:
Middle Market Banking	$117,031	101,523	15,508	15	$112,913	102,642	10,271	10
Asset-Based Lending and Leasing	91,966	77,099	14,867	19	88,944	77,454	11,490	15
Total loans	$208,997	178,622	30,375	17	$201,857	180,096	21,761	12
Total deposits	180,231	199,226	(18,995)	(10)	189,664	193,761	(4,097)	(2)
Allocated capital	19,500	19,500	—	—	19,500	19,500	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$155,400	120,203	35,197	29	$155,400	120,203	35,197	29
Commercial real estate	45,540	46,318	(778)	(2)	45,540	46,318	(778)	(2)
Lease financing and other	13,645	14,018	(373)	(3)	13,645	14,018	(373)	(3)
Total loans	$214,585	180,539	34,046	19	$214,585	180,539	34,046	19
Loans by Line of Business:
Middle Market Banking	$118,627	102,279	16,348	16	$118,627	102,279	16,348	16
Asset-Based Lending and Leasing	95,958	78,260	17,698	23	95,958	78,260	17,698	23
Total loans	$214,585	180,539	34,046	19	$214,585	180,539	34,046	19
Total deposits	172,727	204,853	(32,126)	(16)	172,727	204,853	(32,126)	(16)
Third quarter 2022 vs. third quarter 2021
Total loans (average) increased driven by growth in new commitments with existing and new customers and higher line utilization.
Total deposits (average) decreased reflecting:
•customers continuing to allocate more cash into higher yielding liquid alternatives;
•actions to manage under the asset cap; and
•the transfer of certain customer accounts to the Consumer Banking and Lending operating segment in first quarter 2022.
First nine months of 2022 vs. first nine months of 2021

Total loans (average and period-end) increased driven by growth in new commitments with existing and new customers, as well as higher line utilization.

Total deposits (average and period-end) decreased reflecting:
•customers continuing to allocate more cash into higher yielding liquid alternatives;
•actions to manage under the asset cap; and
•the transfer of certain customer accounts to the Consumer Banking and Lending operating segment in first quarter 2022.

18	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions, as well as sales, trading, and research capabilities. Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$2,270	1,866	404	22%	$6,317	5,428	889	16%
Noninterest income:
Deposit-related fees	255	286	(31)	(11)	828	829	(1)	—
Lending-related fees	198	196	2	1	578	569	9	2
Investment banking fees	392	536	(144)	(27)	1,161	1,727	(566)	(33)
Net gains from trading activities	674	85	589	693	1,280	446	834	187
Other	271	416	(145)	(35)	939	1,328	(389)	(29)
Total noninterest income	1,790	1,519	271	18	4,786	4,899	(113)	(2)
Total revenue	4,060	3,385	675	20	11,103	10,327	776	8
Net charge-offs	(16)	(48)	32	67	(58)	(30)	(28)	(93)
Change in the allowance for credit losses	48	(412)	460	112	(168)	(1,215)	1,047	86
Provision for credit losses	32	(460)	492	107	(226)	(1,245)	1,019	82
Noninterest expense	1,900	1,797	103	6	5,723	5,435	288	5
Income before income tax expense	2,128	2,048	80	4	5,606	6,137	(531)	(9)
Income tax expense	536	518	18	3	1,420	1,531	(111)	(7)
Less: Net loss from noncontrolling interests	—	—	—	—	—	(2)	2	100
Net income	$1,592	1,530	62	4	$4,186	4,608	(422)	(9)

Revenue by Line of Business
Banking:
Lending	$580	502	78	16	$1,629	1,429	200	14
Treasury Management and Payments	670	372	298	80	1,631	1,095	536	49
Investment Banking	336	367	(31)	(8)	889	1,190	(301)	(25)
Total Banking	1,586	1,241	345	28	4,149	3,714	435	12
Commercial Real Estate	1,212	942	270	29	3,267	2,868	399	14
Markets:
Fixed Income, Currencies, and Commodities (FICC)	914	884	30	3	2,725	2,916	(191)	(7)
Equities	316	234	82	35	836	692	144	21
Credit Adjustment (CVA/DVA) and Other	17	58	(41)	(71)	55	78	(23)	(29)
Total Markets	1,247	1,176	71	6	3,616	3,686	(70)	(2)
Other	15	26	(11)	(42)	71	59	12	20
Total revenue	$4,060	3,385	675	20	$11,103	10,327	776	8

Selected Metrics
Return on allocated capital	16.6%	16.9			14.6%	17.2
Efficiency ratio	47	53			52	53

Third quarter 2022 vs. third quarter 2021
Revenue increased driven by:
•higher net gains from trading activities reflecting higher foreign exchange, equities, rates, and commodities trading revenue; and
•higher net interest income reflecting higher interest rates, as well as higher loan balances;
partially offset by:
•lower investment banking fees due to lower market activity.

Provision for credit losses reflected loan growth and a less favorable economic environment.

Noninterest expense increased predominantly driven by higher operating costs, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	19

Earnings Performance (continued)
First nine months of 2022 vs. first nine months of 2021
Revenue increased driven by:
•higher net interest income reflecting higher interest rates, as well as higher loan balances; and
•higher net gains from trading activities driven by higher commodities, foreign exchange, rates, and equities trading revenue, partially offset by lower trading activity in residential MBS and high yield products;
partially offset by:
•lower investment banking fees due to lower market activity, as well as a $107 million write-down on unfunded leveraged finance commitments in second quarter 2022 due to the widening of market spreads; and
•lower other noninterest income driven by lower mortgage banking income due to lower commercial MBS gain on sale margins and volumes, partially offset by higher income in our low-income housing business.

Provision for credit losses reflected loan growth and a less favorable economic environment.
Noninterest expense increased driven by higher operating losses and operating costs, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$205,185	170,486	34,699	20%	$199,006	166,647	32,359	19%
Commercial real estate	101,055	86,809	14,246	16	97,551	85,349	12,202	14
Total loans	$306,240	257,295	48,945	19	$296,557	251,996	44,561	18
Loans by Line of Business:
Banking	$109,909	95,911	13,998	15	$107,200	91,130	16,070	18
Commercial Real Estate	137,568	110,683	26,885	24	132,384	109,073	23,311	21
Markets	58,763	50,701	8,062	16	56,973	51,793	5,180	10
Total loans	$306,240	257,295	48,945	19	$296,557	251,996	44,561	18
Trading-related assets:
Trading account securities	$110,919	112,148	(1,229)	(1)	$112,351	107,771	4,580	4
Reverse repurchase agreements/securities borrowed	45,486	56,758	(11,272)	(20)	49,708	60,903	(11,195)	(18)
Derivative assets	28,050	25,191	2,859	11	28,386	25,668	2,718	11
Total trading-related assets	$184,455	194,097	(9,642)	(5)	$190,445	194,342	(3,897)	(2)
Total assets	560,509	524,124	36,385	7	558,773	516,401	42,372	8
Total deposits	156,830	189,424	(32,594)	(17)	163,578	191,560	(27,982)	(15)
Allocated capital	36,000	34,000	2,000	6	36,000	34,000	2,000	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$198,253	177,002	21,251	12	$198,253	177,002	21,251	12
Commercial real estate	101,440	86,955	14,485	17	101,440	86,955	14,485	17
Total loans	$299,693	263,957	35,736	14	$299,693	263,957	35,736	14
Loans by Line of Business:
Banking	$103,809	99,683	4,126	4	$103,809	99,683	4,126	4
Commercial Real Estate	137,077	112,050	25,027	22	137,077	112,050	25,027	22
Markets	58,807	52,224	6,583	13	58,807	52,224	6,583	13
Total loans	$299,693	263,957	35,736	14	$299,693	263,957	35,736	14
Trading-related assets:
Trading account securities	$113,488	114,187	(699)	(1)	$113,488	114,187	(699)	(1)
Reverse repurchase agreements/securities borrowed	44,194	55,123	(10,929)	(20)	44,194	55,123	(10,929)	(20)
Derivative assets	28,545	27,096	1,449	5	28,545	27,096	1,449	5
Total trading-related assets	$186,227	196,406	(10,179)	(5)	$186,227	196,406	(10,179)	(5)
Total assets	550,695	535,385	15,310	3	550,695	535,385	15,310	3
Total deposits	154,550	191,786	(37,236)	(19)	154,550	191,786	(37,236)	(19)
Third quarter 2022 vs. third quarter 2021
Total assets (average) increased driven by higher loan balances reflecting broad-based loan demand driven by a modest increase in utilization rates due to increased client working capital needs, partially offset by lower trading-related assets reflecting actions to manage under the asset cap.

20	Wells Fargo & Company

Total deposits (average) decreased driven by customers continuing to allocate more cash into higher yielding liquid alternatives, as well as actions to manage under the asset cap.

First nine months of 2022 vs. first nine months of 2021
Total assets (average and period-end) increased driven by higher loan balances reflecting broad-based loan demand driven by a modest increase in utilization rates due to increased client working capital needs, partially offset by lower trading-related assets reflecting actions to manage under the asset cap.

Total deposits (average and period-end) decreased driven by customers continuing to allocate more cash into higher yielding liquid alternatives, as well as actions to manage under the asset cap.
Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®. Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$1,088	637	451	71%	$2,803	1,904	899	47%
Noninterest income:
Investment advisory and other asset-based fees	2,066	2,457	(391)	(16)	6,848	7,145	(297)	(4)
Commissions and brokerage services fees	486	458	28	6	1,399	1,526	(127)	(8)
Other	25	66	(41)	(62)	77	123	(46)	(37)
Total noninterest income	2,577	2,981	(404)	(14)	8,324	8,794	(470)	(5)
Total revenue	3,665	3,618	47	1	11,127	10,698	429	4
Net charge-offs	(1)	(3)	2	67	(5)	(9)	4	44
Change in the allowance for credit losses	9	(70)	79	113	(31)	(83)	52	63
Provision for credit losses	8	(73)	81	111	(36)	(92)	56	61
Noninterest expense	2,796	2,917	(121)	(4)	8,882	8,836	46	1
Income before income tax expense	861	774	87	11	2,281	1,954	327	17
Income tax expense	222	195	27	14	574	491	83	17
Net income	$639	579	60	10	$1,707	1,463	244	17

Selected Metrics
Return on allocated capital	28.4%	25.7			25.5%	21.8
Efficiency ratio	76	81			80	83
Advisory assets ($ in billions)	$756	920	(164)	(18)	$756	920	(164)	(18)
Other brokerage assets and deposits ($ in billions)	1,003	1,171	(168)	(14)	1,003	1,171	(168)	(14)
Total client assets ($ in billions)	$1,759	2,091	(332)	(16)	$1,759	2,091	(332)	(16)
Annualized revenue per advisor ($ in thousands) (1)	1,212	1,141	71	6	1,215	1,094	121	11
Total financial and wealth advisors (#) (period-end)	12,011	12,552		(4)	12,011	12,552		(4)

Selected Balance Sheet Data (average)
Total loans	$85,472	82,785	2,687	3	$85,386	81,810	3,576	4
Total deposits	158,367	176,570	(18,203)	(10)	172,516	175,087	(2,571)	(1)
Allocated capital	8,750	8,750	—	—	8,750	8,750	—	—

Selected Balance Sheet Data (period-end)
Total loans	$85,180	82,824	2,356	3	$85,180	82,824	2,356	3
Total deposits	148,890	177,809	(28,919)	(16)	148,890	177,809	(28,919)	(16)
(1)Represents annualized segment total revenue divided by average total financial and wealth advisors for the period.
Third quarter 2022 vs. third quarter 2021
Revenue increased driven by:
•higher net interest income predominantly driven by higher interest rates;
partially offset by:
•lower investment advisory and other asset-based fees due
to lower average market valuations.

Provision for credit losses reflected loan growth and a less favorable economic environment.

Wells Fargo & Company	21

Earnings Performance (continued)
Noninterest expense decreased driven by:
•lower personnel expense driven by lower revenue-related compensation; and
•the impact of efficiency initiatives;
partially offset by:
•higher operating costs.

Total deposits (average) decreased as customers continued to allocate more cash into higher yielding liquid alternatives.

First nine months of 2022 vs. first nine months of 2021
Revenue increased driven by:
•higher net interest income predominantly driven by higher interest rates;
partially offset by:
•lower investment advisory and other asset-based fees due to lower average market valuations; and
•lower commissions and brokerage services fees due to lower transactional revenue.
Provision for credit losses reflected loan growth and a less favorable economic environment.

Noninterest expense increased driven by:
•higher operating costs;
partially offset by:
•lower personnel expense driven by lower revenue-related compensation.
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
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets. Table 6h presents advisory assets activity by WIM line of business. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
For third quarter 2022 and 2021, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2022
Client-directed (4)	$167.0	7.1	(8.7)	(7.4)	158.0	$205.6	23.4	(28.9)	(42.1)	158.0
Financial advisor-directed (5)	218.6	9.6	(11.1)	(8.0)	209.1	255.5	32.0	(32.3)	(46.1)	209.1
Separate accounts (6)	171.6	5.5	(5.7)	(7.3)	164.1	203.3	19.1	(19.9)	(38.4)	164.1
Mutual fund advisory (7)	82.2	1.8	(3.2)	(4.5)	76.3	102.1	7.1	(11.2)	(21.7)	76.3
Total Wells Fargo Advisors	$639.4	24.0	(28.7)	(27.2)	607.5	$766.5	81.6	(92.3)	(148.3)	607.5
The Private Bank (8)	160.4	6.1	(12.0)	(5.7)	148.8	198.0	20.6	(37.2)	(32.6)	148.8
Total WIM advisory assets	$799.8	30.1	(40.7)	(32.9)	756.3	$964.5	102.2	(129.5)	(180.9)	756.3
September 30, 2021
Client-directed (4)	$201.3	9.4	(11.7)	(2.1)	196.9	$186.3	31.1	(33.7)	13.2	196.9
Financial advisor-directed (5)	238.0	11.0	(9.0)	(0.7)	239.3	211.0	35.6	(28.9)	21.6	239.3
Separate accounts (6)	192.9	7.5	(8.7)	(0.8)	190.9	174.6	24.0	(23.4)	15.7	190.9
Mutual fund advisory (7)	100.1	3.9	(4.0)	(0.8)	99.2	91.4	12.2	(11.1)	6.7	99.2
Total Wells Fargo Advisors	$732.3	31.8	(33.4)	(4.4)	726.3	$663.3	102.9	(97.1)	57.2	726.3
The Private Bank (8)	198.4	9.6	(13.1)	(1.3)	193.6	189.4	27.8	(36.7)	13.1	193.6
Total WIM advisory assets	$930.7	41.4	(46.5)	(5.7)	919.9	$852.7	130.7	(133.8)	70.3	919.9
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

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and affiliated venture capital and private equity businesses. In addition, Corporate includes all restructuring charges related to our efficiency initiatives. See Note 19 (Restructuring Charges) to
Financial Statements in this Report for additional information on restructuring charges. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company, as well as results for previously divested businesses. Table 6i and
Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income Statement
Net interest income	$(248)	(427)	179	42%	$(1,685)	(1,121)	(564)	(50)%
Noninterest income	284	1,752	(1,468)	(84)	976	6,496	(5,520)	(85)
Total revenue	36	1,325	(1,289)	(97)	(709)	5,375	(6,084)	NM
Net charge-offs	(16)	(10)	(6)	(60)	(28)	59	(87)	NM
Change in the allowance for credit losses	11	1	10	NM	18	(5)	23	460
Provision for credit losses	(5)	(9)	4	44	(10)	54	(64)	NM
Noninterest expense	1,347	1,140	207	18	2,751	3,371	(620)	(18)
Income (loss) before income tax benefit	(1,306)	194	(1,500)	NM	(3,450)	1,950	(5,400)	NM
Income tax expense (benefit)	(189)	110	(299)	NM	(658)	58	(716)	NM
Less: Net income (loss) from noncontrolling interests (1)	(31)	281	(312)	NM	(73)	1,038	(1,111)	NM
Net income (loss)	$(1,086)	(197)	(889)	NM	$(2,719)	854	(3,573)	NM
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Third quarter 2022 vs. third quarter 2021
Revenue decreased driven by:
•lower net gains from equity securities due to lower unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses, and higher impairment driven by market conditions;
•lower investment advisory and other asset-based fees reflecting divestitures in fourth quarter 2021; and
•lower gains on sales of corporate debt securities;
partially offset by:
•higher net interest income reflecting higher interest rates, partially offset by the sale of our Corporate Trust Services business in 2021.

Noninterest expense increased due to:
•higher operating losses reflecting higher accruals primarily related to a variety of historical matters, including litigation and regulatory matters; and
•higher pension plan expenses;
partially offset by:
•the impact of divestitures.

First nine months of 2022 vs. first nine months of 2021
Revenue decreased driven by:
•lower net gains from equity securities due to lower unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses, and higher impairment driven by market conditions;
•lower investment advisory and other asset-based fees reflecting divestitures in fourth quarter 2021;
•lower net interest income due to higher deposit crediting rates paid to the operating segments and the sales of our student loan portfolio and our Corporate Trust Services business in 2021;
•lower gains on sales of corporate debt securities; and
•a gain on the sale of our student loan portfolio in the first nine months of 2021;
partially offset by:
•lower valuation losses related to the retained litigation risk associated with shares of Visa Class B common stock that we sold.

Provision for credit losses decreased due to lower net charge-offs driven by the sale of our student loan portfolio in the first nine months of 2021.

Noninterest expense decreased due to:
•the impact of divestitures;
•a write-down of goodwill in the first nine months of 2021 related to the sale of our student loan portfolio; and
•lower lease expense driven by lower depreciation expense from a reduction in the size of our rail car leasing business;
partially offset by:
•higher operating losses reflecting higher accruals primarily related to a variety of historical matters, including litigation and regulatory matters; and
•higher pension plan expenses.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.8 billion and $5.1 billion as of September 30, 2022, and December 31, 2021, respectively. The average age of our rail cars is 21 years and the rail cars are typically leased to customers under short-term leases of 3 to 5 years. Our three largest concentrations, which represented 55% of our rail car fleet as of September 30, 2022, were rail cars used for the transportation of agricultural grain, coal, and cement/sand products. Impairment may result in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions

Wells Fargo & Company	23

Earnings Performance (continued)
for impairment are sensitive to estimated utilization and rental rates, as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2021 Form 10-K.
Table 6j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
(in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Selected Balance Sheet Data (average)
Cash, cash equivalents, and restricted cash	$134,725	250,414	(115,689)	(46)%	$152,875	242,853	(89,978)	(37)%
Available-for-sale debt securities	110,575	172,035	(61,460)	(36)	131,607	185,847	(54,240)	(29)
Held-to-maturity debt securities	297,335	260,167	37,168	14	288,265	238,591	49,674	21
Equity securities	15,423	13,254	2,169	16	15,620	11,894	3,726	31
Total loans	9,112	9,765	(653)	(7)	9,163	10,021	(858)	(9)
Total assets	617,713	762,067	(144,354)	(19)	648,966	748,236	(99,270)	(13)
Total deposits	24,386	37,302	(12,916)	(35)	23,909	41,796	(17,887)	(43)

Selected Balance Sheet Data (period-end)
Cash, cash equivalents, and restricted cash	$141,743	241,423	(99,680)	(41)	$141,743	241,423	(99,680)	(41)
Available-for-sale debt securities	104,726	173,237	(68,511)	(40)	104,726	173,237	(68,511)	(40)
Held-to-maturity debt securities	297,530	261,583	35,947	14	297,530	261,583	35,947	14
Equity securities	15,581	14,022	1,559	11	15,581	14,022	1,559	11
Total loans	9,096	9,589	(493)	(5)	9,096	9,589	(493)	(5)
Total assets	615,408	751,155	(135,747)	(18)	615,408	751,155	(135,747)	(18)
Total deposits	34,993	37,507	(2,514)	(7)	34,993	37,507	(2,514)	(7)
Third quarter 2022 vs. third quarter 2021
Total assets (average) decreased reflecting:
•a decrease in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of a decrease in deposits and an increase in loans in the operating segments; and
•lower available-for-sale debt securities due to sales and net unrealized losses, as well as a transfer from available-for-sale debt securities to held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk;
partially offset by:
•an increase in equity securities driven by our affiliated venture capital and private equity businesses.

Total deposits (average) decreased driven by the transition of trust deposits related to divested businesses.
First nine months of 2022 vs. first nine months of 2021
Total assets (average and period-end) decreased reflecting:
•a decrease in cash, cash equivalents, and restricted cash managed by corporate treasury as a result of a decrease in long-term debt and an increase in loans in the operating segments; and
•lower available-for-sale debt securities due to sales and net unrealized losses, as well as a transfer from available-for-sale debt securities to held-to-maturity debt securities related to portfolio rebalancing to manage liquidity and interest rate risk;
partially offset by:
•an increase in equity securities driven by our affiliated venture capital and private equity businesses.

Total deposits (average) decreased driven by the transition of trust deposits related to divested businesses.

Total deposits (period-end) decreased driven by the transition of trust deposits related to divested businesses, partially offset by issuances of short-term brokered certificates of deposit (CDs).

24	Wells Fargo & Company

Balance Sheet Analysis
At September 30, 2022, our assets totaled $1.88 trillion, down $70.3 billion from December 31, 2021.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2022				December 31, 2021
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$124,906	(9,071)	115,835	5.6	$175,463	1,781	177,244	5.2
Held-to-maturity (3)	300,434	(44,863)	255,571	8.2	272,022	364	272,386	6.3
Total	$425,340	(53,934)	371,406	n/a	$447,485	2,145	449,630	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $6 million and $8 million related to available-for-sale debt securities at September 30, 2022, and December 31, 2021, respectively, and $96 million related to held-to-maturity debt securities at both September 30, 2022, and December 31, 2021.
(2)Available-for-sale debt securities are carried on the consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on the consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2021 Form 10-K for information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities decreased from December 31, 2021. Purchases of AFS and HTM debt securities, including HTM debt securities through securitizations of loans held for sale (LHFS), were more than offset by portfolio runoff and AFS debt security sales. In addition, we transferred AFS debt securities with a fair value of $48.6 billion to HTM debt securities in the first nine months of 2022 due to actions taken to reposition the overall portfolio for capital management purposes. Debt securities transferred from AFS to HTM in the first nine months of 2022 had $4.3 billion of pre-tax unrealized losses at the time of the transfers.
The total net unrealized losses on AFS and HTM debt securities at September 30, 2022, were driven by higher interest rates and wider credit spreads.
At September 30, 2022, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2021, primarily due to an increase in the commercial and industrial loan portfolio, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Consumer loans increased from
December 31, 2021, predominantly driven by an increase in the residential mortgage – first lien portfolio due to loan originations, partially offset by loan paydowns and the transfer of first lien mortgage loans to loans held for sale (LHFS), which predominantly related to loans purchased from GNMA loan securitization pools in prior periods.
Table 8: Loan Portfolios

($ in millions)	September 30, 2022	December 31, 2021	$ Change	% Change
Commercial	$549,970	513,120	36,850	7%
Consumer	395,936	382,274	13,662	4
Total loans	$945,906	895,394	50,512	6
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
Deposits
Deposits decreased from December 31, 2021, reflecting:
•customers continuing to allocate more cash into higher yielding liquid alternatives;
•elevated consumer spending, partially offset by higher levels of liquidity and savings for certain consumer customers; and
•the transition of trust deposits related to divested businesses;
partially offset by:
•higher time deposits driven by issuances of short-term brokered CDs.

Table 9 provides additional information regarding deposits. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report.
Table 9: Deposits

($ in millions)	Sep 30, 2022	% of total deposits	Dec 31, 2021	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$494,594	35%	$527,748	36%	$(33,154)	(6)%
Interest-bearing demand deposits	418,902	30	465,887	31	(46,985)	(10)
Savings deposits	427,778	31	439,600	30	(11,822)	(3)
Time deposits	38,475	3	29,461	2	9,014	31
Interest-bearing deposits in non-U.S. offices	18,402	1	19,783	1	(1,381)	(7)
Total deposits	$1,398,151	100%	$1,482,479	100%	$(84,328)	(6)

26	Wells Fargo & Company

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

Wells Fargo & Company	27

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$379,694	350,436
Real estate mortgage	133,770	127,733
Real estate construction	21,889	20,092
Lease financing	14,617	14,859
Total commercial	549,970	513,120
Consumer:
Residential mortgage – first lien	254,165	242,270
Residential mortgage – junior lien	13,900	16,618
Credit card	43,558	38,453
Auto	54,545	56,659
Other consumer	29,768	28,274
Total consumer	395,936	382,274
Total loans	$945,906	895,394
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
Credit Quality Overview  Credit quality in third quarter 2022 reflected:
•Nonaccrual loans were $5.6 billion at September 30, 2022, compared with $7.2 billion at December 31, 2021. Commercial nonaccrual loans decreased to $1.7 billion at September 30, 2022, compared with $2.4 billion at December 31, 2021, and consumer nonaccrual loans decreased to $3.9 billion at September 30, 2022, compared with $4.8 billion at December 31, 2021. Nonaccrual loans represented 0.59% of total loans at September 30, 2022, compared with 0.81% at December 31, 2021.
•Net loan charge-offs (recoveries) as a percentage of our average commercial and consumer loan portfolios were 0.00% and 0.40% in the third quarter and 0.00% and 0.36% in the first nine months of 2022, respectively, compared with 0.03% and 0.23% in the third quarter and 0.07% and 0.31%, respectively, in the first nine months of 2021.
•Loans that are not government insured/guaranteed and 90 days or more past due and still accruing were $802 million and $496 million in our commercial and consumer portfolios, respectively, at September 30, 2022, compared with $235 million and $424 million at December 31, 2021.
•Our provision for credit losses for loans was $773 million and $576 million in the third quarter and first nine months of 2022, respectively, compared with $(1.4) billion and $(3.7) billion for the same periods a year ago.
•The ACL for loans decreased to $13.2 billion, or 1.40% of total loans, at September 30, 2022, compared with $13.8 billion, or 1.54%, at December 31, 2021.

Additional information on our loan portfolios and our credit quality trends follows.

28	Wells Fargo & Company

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
We had $11.3 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at September 30, 2022, compared with $13.0 billion at December 31, 2021. The decline was driven by decreases in the technology, telecom and media, real estate and construction, and oil, gas and pipelines industries, as these industries continued to recover from the economic impacts of the COVID-19 pandemic, partially offset by an increase in the equipment, machinery and parts manufacturing, and auto related industries.
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
The portfolio increased at September 30, 2022, compared with December 31, 2021, driven by higher loan demand resulting in increased originations and loan draws, partially offset by paydowns. Table 11 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 11: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$53	144,595	15%	$248,059	104	142,283	16%	$236,133
Technology, telecom and media	69	27,892	3	67,050	64	23,345	3	62,984
Real estate and construction	65	25,572	3	59,197	78	25,035	3	55,304
Equipment, machinery and parts manufacturing	14	22,915	2	46,784	24	18,130	2	43,729
Retail	49	19,673	2	45,653	27	17,645	2	41,344
Materials and commodities	78	17,026	2	40,173	32	14,684	2	36,660
Food and beverage manufacturing	18	15,659	2	34,794	7	13,242	1	30,882
Oil, gas and pipelines	55	9,858	1	30,897	197	8,828	*	28,978
Health care and pharmaceuticals	21	14,472	2	29,207	24	12,847	1	28,808
Auto related	9	12,137	1	27,262	31	10,629	1	25,735
Utilities	61	8,848	*	26,090	77	6,982	*	22,406
Commercial services	28	10,818	1	25,676	78	10,492	1	24,617
Diversified or miscellaneous	11	8,219	*	21,009	3	7,493	*	18,317
Entertainment and recreation	35	11,407	1	17,812	23	9,907	1	17,893
Banks	—	15,575	2	17,694	—	16,178	2	16,612
Insurance and fiduciaries	1	4,515	*	15,630	1	3,387	*	13,993
Transportation services	226	7,817	*	15,405	288	8,162	*	14,710
Government and education	16	6,578	*	12,657	5	5,863	*	11,193
Agribusiness	25	6,301	*	11,417	35	6,086	*	11,576
Other (2)	16	4,434	*	11,677	30	4,077	*	11,583
Total	$850	394,311	42%	$804,143	1,128	365,295	41%	$753,457
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see
Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.0 billion and $3.1 billion at September 30, 2022, and December 31, 2021, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

Table 11a provides further loan segmentation for our largest industry category, financials except banks. This category includes loans to investment firms, financial vehicles, nonbank creditors, rental and leasing companies, securities firms, and investment banks. These loans are generally secured and have features to help manage credit risk, such as structural credit enhancements, collateral eligibility requirements, contractual re-margining of collateral supporting the loans, and loan amounts limited to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Table 11a: Financials Except Banks Industry Category

	September 30, 2022				December 31, 2021
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	53,863	6%	$102,800	1	60,518	7%	$101,035
Commercial finance (3)	33	51,356	5	75,187	82	46,043	5	69,923
Real estate finance (4)	9	24,768	3	42,863	9	23,231	3	37,997
Consumer finance (5)	10	14,608	1	27,209	12	12,491	1	27,178
Total	$53	144,595	15%	$248,059	104	142,283	16%	$236,133
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 11 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(3)Includes asset-based lending and leasing, including loans to special purpose entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.8 billion and $8.1 billion at September 30, 2022, and December 31, 2021, respectively.
(4)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
(5)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
Our commercial and industrial loans and lease financing portfolio also included non-U.S. loans of $79.6 billion and $78.0 billion at September 30, 2022, and December 31, 2021, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2022, and December 31, 2021, respectively, included:
•$44.6 billion and $46.7 billion in the financials except banks industry;
•$15.9 billion in the banks industry at both periods; and
•$1.7 billion in the oil, gas and pipelines industry at both periods.

30	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $10.1 billion of CRE mortgage loans classified as criticized at September 30, 2022, compared with $13.1 billion at December 31, 2021, and $1.4 billion of CRE construction loans classified as criticized at September 30, 2022, compared with $1.7 billion at December 31, 2021. The decrease in criticized CRE mortgage loans was driven by the hotel/motel and shopping center property types, as these property types continued to recover from the economic impacts of the COVID-19 pandemic, partially offset by an increase in the office buildings property type. The credit quality of certain property types within our CRE loan portfolio, such as office buildings, could continue to be adversely affected due to uncertainty in their recovery from the economic impacts of the COVID-19 pandemic.
The total CRE loan portfolio increased $7.8 billion from December 31, 2021, predominantly driven by an increase in CRE mortgage loans for apartments, mixed use properties, and industrial/warehouse property types, partially offset by a decrease in CRE mortgage loans for office buildings. The CRE loan portfolio included $7.4 billion of non-U.S. CRE loans at September 30, 2022. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas, and Florida, which represented a combined 49% of the total CRE portfolio. The largest property type concentrations are apartments at 25% and office buildings at 23% of the portfolio.
Table 12 summarizes CRE loans by state and property type with the related nonaccrual totals at September 30, 2022.

Table 12: CRE Loans by State and Property Type

	September 30, 2022
	Real estate mortgage		Real estate construction		Total		% of total loans
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance
By state:
California	$127	30,306	1	4,418	128	34,724	4%
New York	108	14,738	—	2,108	108	16,846	2
Texas	30	11,783	—	1,221	30	13,004	1
Florida	10	9,984	—	1,536	10	11,520	1
Washington	81	4,414	—	1,270	81	5,684	*
Arizona	14	5,102	—	543	14	5,645	*
Georgia	82	4,767	—	645	82	5,412	*
North Carolina	4	4,590	—	753	4	5,343	*
Illinois	15	4,091	—	548	15	4,639	*
Massachusetts	4	3,078	—	955	4	4,033	*
Other (1)	375	40,917	2	7,892	377	48,809	5
Total	$850	133,770	3	21,889	853	155,659	16%
By property:
Apartments	$9	31,070	—	7,785	9	38,855	4%
Office buildings	173	32,219	—	2,975	173	35,194	4
Industrial/warehouse	44	16,970	—	2,483	44	19,453	2
Hotel/motel	153	11,623	—	1,521	153	13,144	1
Retail (excluding shopping center)	85	11,714	2	139	87	11,853	1
Shopping center	253	9,242	—	583	253	9,825	1
Institutional	34	5,536	—	2,451	34	7,987	*
Mixed use properties	57	6,061	—	1,295	57	7,356	*
Collateral pool	—	3,083	—	222	—	3,305	*
Storage facility	—	2,737	—	140	—	2,877	*
Other	42	3,515	1	2,295	43	5,810	*
Total	$850	133,770	3	21,889	853	155,659	16%
*    Less than 1%.
(1)Includes 40 states; no state in Other had loans in excess of $3.9 billion.
NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2022, non-U.S. loans totaled $87.1 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $86.9 billion, or approximately 10% of our total consolidated loans outstanding, at December 31, 2021. Non-U.S. loans were approximately 5% and 4% of our total consolidated assets at September 30, 2022, and December 31, 2021, respectively.

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

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

conditions. We evaluate our individual country risk exposure based on our assessment of the borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on the borrower’s primary address.
Our largest single country exposure outside the U.S. at September 30, 2022, was the United Kingdom, which totaled $31.4 billion, or approximately 2% of our total assets, and included $4.0 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 13: Select Country Exposures

	September 30, 2022
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non- sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$4,048	22,891	—	984	1	3,486	4,049	27,361	31,410
Canada	1	18,878	—	205	35	723	36	19,806	19,842
Cayman Islands	—	7,808	—	—	—	496	—	8,304	8,304
Ireland	2,047	4,921	—	199	—	132	2,047	5,252	7,299
Luxembourg	—	6,100	—	8	—	224	—	6,332	6,332
Japan	5,089	703	—	189	—	242	5,089	1,134	6,223
France	108	3,521	—	33	257	75	365	3,629	3,994
Bermuda	—	3,671	—	16	—	69	—	3,756	3,756
China	19	3,097	1	61	382	74	402	3,232	3,634
Guernsey	—	3,300	—	—	—	72	—	3,372	3,372
Germany	—	2,891	32	177	—	101	32	3,169	3,201
South Korea	—	2,507	(2)	229	10	26	8	2,762	2,770
Netherlands	—	2,590	—	31	—	119	—	2,740	2,740
Australia	—	1,597	—	444	—	35	—	2,076	2,076
Chile	—	1,972	—	13	—	—	—	1,985	1,985
Switzerland	—	1,532	—	6	—	172	—	1,710	1,710
Brazil	—	1,290	—	1	20	1	20	1,292	1,312
United Arab Emirates	—	1,115	—	52	—	—	—	1,167	1,167
Belgium	—	959	—	1	—	11	—	971	971
Norway	—	933	—	5	—	20	—	958	958
Total top 20 country exposures	$11,312	92,276	31	2,654	705	6,078	12,048	101,008	113,056
(1)Total non-sovereign exposure comprised $51.1 billion exposure to financial institutions and $49.9 billion to non-financial corporations at September 30, 2022.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1-4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 95% of the total residential mortgage loan portfolio at September 30, 2022, compared with 94% at December 31, 2021.
The outstanding balance of residential mortgage lines of credit was $19.1 billion at September 30, 2022. The unfunded credit commitments for these lines of credit totaled $37.6 billion at September 30, 2022.
The residential mortgage loan portfolio includes some loans with adjustable-rate features and some with an interest-only feature as part of the loan terms. Interest-only loans were approximately 2% and 3% of total loans at September 30, 2022, and December 31, 2021, respectively. We believe our origination process appropriately addresses our adjustable-rate mortgage (ARM) reset risk across our residential mortgage loans and our ACL for loans considers this risk. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
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

32	Wells Fargo & Company

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
Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio increased $11.9 billion from
December 31, 2021, driven by originations, partially offset by loan paydowns and the transfer of first lien mortgage loans to loans held for sale (LHFS), which predominantly related to loans purchased from GNMA loan securitization pools in prior periods.
Table 14 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 14: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
California (3)	$110,200	100,933	11.65%	11.27	0.48	0.95	—	0.01
New York	31,689	30,039	3.35	3.35	0.77	1.34	(0.04)	0.50
Florida	10,481	9,978	1.11	1.11	1.25	1.93	(0.01)	0.64
New Jersey	10,438	10,205	1.10	1.14	1.15	1.95	(0.01)	0.40
Washington	10,246	8,636	1.08	0.96	0.31	0.47	—	0.02
Other (4)	72,687	69,321	7.68	7.74	0.94	1.48	0.02	0.25
Total	245,741	229,112	25.97	25.57	0.71	1.23	—	0.18
Government insured/guaranteed loans (5)	8,424	13,158	0.89	1.47
Total first lien mortgage portfolio	$254,165	242,270	26.86%	27.04
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
(4)Consists of 45 states; no state in Other had loans in excess of $7.6 billion and $7.2 billion at September 30, 2022, and December 31, 2021, respectively.
(5)Represents loans, substantially all of which were purchased from GNMA loan securitization pools, where the repayment of the loans is predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $2.7 billion from December 31, 2021, driven by loan paydowns.
Table 15 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)(2)
($ in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
California	$3,662	4,310	0.39%	0.48	2.06	3.52	(0.12)	(0.24)
New Jersey	1,460	1,728	0.15	0.19	2.57	2.98	0.29	0.54
Florida	1,228	1,533	0.13	0.17	2.19	2.54	(0.70)	0.87
Pennsylvania	872	1,039	0.09	0.12	2.15	2.19	(0.27)	0.12
New York	831	975	0.09	0.11	3.06	4.05	(0.44)	2.71
Other (3)	5,847	7,033	0.62	0.79	1.93	2.25	(0.60)	(0.11)
Total junior lien mortgage portfolio	$13,900	16,618	1.47%	1.86	2.14	2.91	(0.36)	0.19
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)The net loan charge-off rate for the quarter ended December 31, 2021, includes $32 million of loan charge-offs related to a change in practice to fully charge-off certain delinquent legacy residential mortgage loans.
(3)Consists of 45 states; no state in Other had loans in excess of $830 million and $980 million at September 30, 2022, and December 31, 2021, respectively.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	September 30, 2022		December 31, 2021
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$43,558	4.60%	$38,453	4.29%
Auto	54,545	5.77	56,659	6.33
Other consumer (1)	29,768	3.15	28,274	3.16
Total	$127,871	13.52%	$123,386	13.78%
(1)Other consumer loans primarily include both commercial and consumer securities-based loans originated by the WIM operating segment.
Credit Card  Our credit card portfolio totaled $43.6 billion at September 30, 2022, compared with $38.5 billion at December 31, 2021. The increase in the outstanding balance at September 30, 2022, compared with December 31, 2021, was due to higher purchase volume and the launch of new products.
Auto  Our auto portfolio totaled $54.5 billion at September 30, 2022, compared with $56.7 billion at December 31, 2021. The outstanding balance at September 30, 2022, compared with December 31, 2021, decreased due to lower origination volumes.
Other Consumer  Other consumer loans totaled $29.8 billion at September 30, 2022, compared with $28.3 billion at December 31, 2021. The increase in the outstanding balance at September 30, 2022, compared with December 31, 2021, was primarily due to originations of personal lines and loans.
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
Table 17 summarizes nonperforming assets (NPAs).
Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Sep 30, 2022	Dec 31, 2021
Nonaccrual loans:
Commercial:
Commercial and industrial	$742	980
Real estate mortgage	850	1,235
Real estate construction	3	13
Lease financing	108	148
Total commercial	1,703	2,376
Consumer:
Residential mortgage – first lien (1)	3,024	3,803
Residential mortgage – junior lien (1)	653	801
Auto	171	198
Other consumer	36	34
Total consumer	3,884	4,836
Total nonaccrual loans	$5,587	7,212
As a percentage of total loans	0.59%	0.81
Foreclosed assets:
Government insured/guaranteed (2)	$20	16
Non-government insured/guaranteed	105	96
Total foreclosed assets	125	112
Total nonperforming assets	$5,712	7,324
As a percentage of total loans	0.60%	0.82
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
Commercial nonaccrual loans decreased $673 million from December 31, 2021, due to improved credit quality across our commercial loan portfolios. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans decreased $952 million from December 31, 2021, driven by a decrease in residential mortgage nonaccrual loans primarily due to sustained payment performance of borrowers after exiting COVID-19-related accommodation programs.

34	Wells Fargo & Company

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Commercial nonaccrual loans
Balance, beginning of period	$1,719	3,549	$2,376	4,779
Inflows	388	481	744	1,814
Outflows:
Returned to accruing	(89)	(203)	(371)	(667)
Foreclosures	(1)	(4)	(20)	(13)
Charge-offs	(57)	(105)	(148)	(452)
Payments, sales and other	(257)	(698)	(878)	(2,441)
Total outflows	(404)	(1,010)	(1,417)	(3,573)
Balance, end of period	1,703	3,020	1,703	3,020
Consumer nonaccrual loans
Balance, beginning of period	4,274	3,822	4,836	3,949
Inflows	374	745	1,376	1,762
Outflows:
Returned to accruing	(496)	(222)	(1,411)	(574)
Foreclosures	(24)	(18)	(59)	(53)
Charge-offs	(55)	(21)	(199)	(64)
Payments, sales and other	(189)	(268)	(659)	(982)
Total outflows	(764)	(529)	(2,328)	(1,673)
Balance, end of period	3,884	4,038	3,884	4,038
Total nonaccrual loans	$5,587	7,058	$5,587	7,058
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at September 30, 2022:
•94% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•80% of commercial nonaccrual loans were current on interest and 79% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 98% have a combined LTV (CLTV) ratio of 80% or less.
•$613 million of the $765 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Table 19 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 19: Foreclosed Assets

(in millions)			Sep 30, 2022	Dec 31, 2021
Summary by loan segment
Government insured/guaranteed			$20	16
Commercial			65	54
Consumer			40	42
Total foreclosed assets			$125	112
(in millions)	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Analysis of changes in foreclosed assets
Balance, beginning of period	$130	129	$112	159
Net change in government insured/guaranteed (1)	1	—	4	(3)
Additions to foreclosed assets (2)	104	101	305	285
Reductions from sales and write-downs	(110)	(109)	(296)	(320)
Balance, end of period	$125	121	$125	121
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

TROUBLED DEBT RESTRUCTURINGS (TDRs) Table 20 provides information regarding the recorded investment of loans modified in TDRs. TDRs decreased from December 31, 2021, predominantly driven by a decrease in residential mortgage – first lien loans, partially offset by an increase in trial modifications. The decrease in residential mortgage – first lien loans was due to paydowns and transfers to LHFS, which related to loans purchased from GNMA loan securitization pools.
The amount of our TDRs at September 30, 2022, would have otherwise been higher without the TDR relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (Interagency Statement). Customers who are unable to resume making their contractual loan payments upon exiting from these deferral programs may require further assistance and may receive or be eligible to receive modifications, which may be classified as TDRs. For additional information on the CARES Act and the Interagency Statement, see the “Risk Management – Credit Risk Management – COVID-Related Lending Accommodations” section in our 2021 Form 10-K.
Table 20: TDR Balances

	Sep 30,	Dec 31,
(in millions)	2022	2021
Commercial:
Commercial and industrial	$699	793
Real estate mortgage	448	543
Real estate construction	1	2
Lease financing	5	10
Total commercial TDRs	1,153	1,348
Consumer:
Residential mortgage – first lien	6,522	7,282
Residential mortgage – junior lien	874	946
Credit card	369	309
Auto	135	169
Other consumer	54	57
Trial modifications	277	71
Total consumer TDRs	8,231	8,834
Total TDRs	$9,384	10,182
TDRs on nonaccrual status	$3,219	3,142
TDRs on accrual status:
Government insured/guaranteed	1,837	2,462
Non-government insured/guaranteed	4,328	4,578
Total TDRs	$9,384	10,182

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

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

Table 21: Analysis of Changes in TDRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Commercial TDRs
Balance, beginning of period	$1,143	1,894	$1,348	2,731
Inflows (1)	171	104	387	595
Outflows
Charge-offs	(6)	(46)	(9)	(140)
Foreclosure	—	—	—	(5)
Payments, sales and other (2)	(155)	(416)	(573)	(1,645)
Balance, end of period	1,153	1,536	1,153	1,536
Consumer TDRs
Balance, beginning of period	8,210	10,642	8,834	11,792
Inflows (1)	474	267	1,415	1,395
Outflows
Charge-offs	(35)	(30)	(106)	(109)
Foreclosure	(14)	(17)	(39)	(46)
Payments, sales and other (2)	(389)	(906)	(2,079)	(3,063)
Net change in trial modifications (3)	(15)	12	206	(1)
Balance, end of period	8,231	9,968	8,231	9,968
Total TDRs	$9,384	11,504	$9,384	11,504
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

38	Wells Fargo & Company

NET CHARGE-OFFS Table 22 presents net loan charge-offs.

Table 22: Net Loan Charge-offs

	Quarter ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial:
Commercial and industrial	$13	0.01%	$46	0.06%	$17	0.01%	$215	0.09%
Real estate mortgage	(12)	(0.04)	(10)	(0.03)	(21)	(0.02)	31	0.03
Real estate construction	—	—	1	—	—	—	—	—
Lease financing	5	0.15	1	0.03	4	0.04	21	0.18
Total commercial	6	—	38	0.03	—	—	267	0.07
Consumer:
Residential mortgage – first lien	(1)	—	(14)	(0.02)	(7)	—	(57)	(0.03)
Residential mortgage – junior lien	(13)	(0.36)	(28)	(0.61)	(44)	(0.39)	(78)	(0.51)
Credit card	202	1.90	158	1.77	577	1.93	650	2.49
Auto	121	0.87	26	0.20	285	0.68	123	0.33
Other consumer	84	1.13	79	1.22	237	1.10	248	1.31
Total consumer	393	0.40	221	0.23	1,048	0.36	886	0.31
Total	$399	0.17%	$259	0.12%	$1,048	0.15%	$1,153	0.18%
(1)Net loan charge-offs as a percentage of average respective loans are annualized.
The decrease in commercial net loan charge-offs in third quarter 2022, compared with the same period a year ago, was due to lower losses in our commercial and industrial portfolio.
The increase in consumer net loan charge-offs in third quarter 2022, compared with the same period a year ago, was driven by higher losses in our auto and credit card portfolios.
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
Table 23 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	39

Risk Management – Credit Risk Management (continued)

Table 23: Allocation of the ACL for Loans

	Sep 30, 2022		Dec 31, 2021
($ in millions)	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$4,547	40%	$4,873	39%
Real estate mortgage	1,656	14	2,085	14
Real estate construction	577	2	431	2
Lease financing	211	2	402	2
Total commercial	6,991	58	7,791	57
Consumer:
Residential mortgage – first lien (1)	1,027	27	1,156	28
Residential mortgage – junior lien (1)	(26)	1	130	2
Credit card	3,364	5	3,290	4
Auto	1,340	6	928	6
Other consumer	529	3	493	3
Total consumer	6,234	42	5,997	43
Total	$13,225	100%	$13,788	100%
Components:
Allowance for loan losses		$12,571		12,490
Allowance for unfunded credit commitments		654		1,298
Allowance for credit losses		$13,225		13,788
Ratio of allowance for loan losses to total net loan charge-offs (2)		7.94x		7.94
Ratio of allowance for loan losses to total nonaccrual loans		2.25		1.73
Allowance for loan losses as a percentage of total loans		1.33%		1.39
Allowance for credit losses for loans as a percentage of total loans		1.40		1.54
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2022.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 23 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $563 million, or 4%, from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by loan growth and a less favorable economic environment. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 4 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at September 30, 2022. The base scenario assumed modest economic growth with elevated inflation in the near term. The downside scenarios assumed economic contractions due to high inflation, rising interest rates, and declining property values.
Additionally, we consider qualitative factors that represent risks inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at September 30 and June 30, 2022, are presented in Table 24.
Table 24: Forecasted Key Economic Variables

	4Q 2022	2Q 2023	4Q 2023
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2022	4.1%	5.2	6.0
September 30, 2022	4.4	5.4	6.1

U.S. real GDP (2):
June 30, 2022	0.4	(0.3)	1.0
September 30, 2022	(0.7)	(1.1)	1.0

Home price index (3):
June 30, 2022	12.7	(0.2)	(6.2)
September 30, 2022	9.5	(2.2)	(3.7)

Commercial real estate asset prices (3):
June 30, 2022	(1.0)	(2.6)	(2.6)
September 30, 2022	3.9	(1.7)	(4.7)
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
We believe the ACL for loans of $13.2 billion at September 30, 2022, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including

40	Wells Fargo & Company

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
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential and commercial mortgage loans included in government-sponsored entity (GSE)-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
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
In accordance with applicable servicing guidelines, delinquency status continues to advance for loans with COVID-related payment deferrals, which has resulted in an increase in delinquent loans serviced for others and a corresponding increase in loans eligible for repurchase from GNMA loan securitization pools. Upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which generally becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We generally repurchase these loans for cash and as a result, our total consolidated assets do not change. These repurchased loan balances were $10.0 billion and $17.3 billion at September 30, 2022, and December 31, 2021, respectively, which included $8.2 billion and $12.9 billion, respectively, in our held for investment loan portfolio, with the remainder in loans held for sale.
Repurchased loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. However, in accordance with guidance issued by GNMA, certain loans repurchased after June 30, 2020, are ineligible for inclusion in future GNMA loan securitization pools until the borrower has timely made six consecutive payments. This requirement may delay our ability to transfer loans into the securitization market. See Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
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
Our most recent simulations, as presented in Table 25, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 25:
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

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
customer deposit activity that shifts balances into higher-yielding products could impact expected net interest income.
•The interest rate sensitivity of deposits is modeled using the historical behavior of our deposits portfolio and reflects the expectations of deposit products repricing as market interest rates change (referred to as deposit betas) as well as migration to higher cost deposit products consistent with the base scenario. Our actual experience may differ from expectations due to the lag or acceleration of deposit repricing, changes in consumer behavior, and other factors.
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 25: Net Interest Income Sensitivity

($ in billions)	Sep 30, 2022	Dec 31, 2021
Parallel Shift:
+100 bps shift in interest rates	$2.6	7.1
-100 bps shift in interest rates	(2.5)	(3.3)

Steeper yield curve:
+50 bps shift in long-term interest rates	0.4	1.2

Flatter yield curve:
+50 bps shift in short-term interest rates	0.9	2.6
-50 bps shift in long-term interest rates	(0.4)	(1.0)
The changes in our interest rate sensitivity from December 31, 2021, to September 30, 2022, in Table 25 reflected updates to our base scenario, which included changes in expectations for both balance sheet composition and interest rates. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. For the December 31, 2021 simulations with downward shifts in interest rates, the 0.00% interest rate floor limited the amount of the decline in net interest income. We may have a larger decline in net interest income when interest rates increase for the base scenario relative to the interest rate floor.
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
Interest rate sensitive noninterest income is also impacted by changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit-related service fees on commercial accounts, and trading assets, which are generally less sensitive to changes in interest rates than the related funding liabilities. In addition, the impact to net interest income does not include the fair value changes of trading securities, which are recorded in noninterest income. For additional information on our trading assets and liabilities, see Note 2 (Trading Activities) to Financial Statements in this Report.
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
In the first nine months of 2022, we entered into interest rate swap hedges to reduce AOCI sensitivity of our AFS debt securities portfolio. Additionally, we entered into interest rate swaps to convert the interest cash flows of some floating-rate assets, such as commercial loans, to a fixed-rate. Derivatives used to hedge our interest rate risk exposures are presented in Note 14 (Derivatives) to Financial Statements in this Report.
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

42	Wells Fargo & Company

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
Table 26 shows the Company’s Trading General VaR by risk category. The increase in average Company Trading General VaR for the quarter ended September 30, 2022, compared with the same period a year ago, was primarily driven by changes in the portfolio composition.
Table 26: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	September 30, 2022				June 30, 2022				September 30, 2021
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$37	33	26	41	28	31	21	40	19	18	13	26
Interest rate	32	28	22	34	26	23	11	35	12	9	5	15
Equity	24	23	19	28	20	24	17	36	27	28	22	39
Commodity	6	6	4	9	5	5	4	7	6	6	2	20
Foreign exchange	1	1	1	2	1	1	0	1	1	0	0	1
Diversification benefit (1)	(64)	(54)			(44)	(52)			(35)	(28)
Company Trading General VaR	$36	37			36	32			30	33
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
LIQUIDITY RISK AND FUNDING In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress. To help achieve this objective, we monitor both the Company and the Parent on a stand-alone basis to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity, and WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2021 Form 10-K. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2021 Form 10-K.

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

Wells Fargo & Company	43

Risk Management – Asset/Liability Management (continued)
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company on a consolidated basis and to our IDIs with total assets of $10 billion or more. As of September 30, 2022, we were compliant with the NSFR requirement.
Liquidity Coverage Ratio As of September 30, 2022, the consolidated Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. Table 27 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 27: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021
HQLA (1):
Eligible cash	$125,576	137,147	244,260
Eligible securities (2)	238,678	232,815	138,525
Total HQLA	364,254	369,962	382,785
Projected net cash outflows	296,495	305,212	320,782
LCR	123%	121	119
(1)Excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
Liquidity Sources We maintain liquidity in the form of cash, cash equivalents and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule. Our primary sources of liquidity are presented in Table 28 at fair value, which also includes encumbered securities that are not included as available HQLA in the calculation of the LCR.
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
Table 28: Primary Sources of Liquidity

	September 30, 2022			December 31, 2021
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks	$137,821	—	137,821	209,614	—	209,614
Debt securities of U.S. Treasury and federal agencies	59,088	12,515	46,573	56,486	4,066	52,420
Federal agency mortgage-backed securities	234,056	36,409	197,647	293,870	58,955	234,915
Total	$430,965	48,924	382,041	559,970	63,021	496,949

In addition to our primary sources of liquidity shown in
Table 28, liquidity is also available through the sale or financing of other debt securities including trading and/or AFS debt securities, as well as through the sale, securitization or financing of loans, to the extent such debt securities and loans are not encumbered.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 148% and 166% of total loans at September 30, 2022, and December 31, 2021, respectively.
Additional funding is provided by long-term debt and short-term borrowings. As of September 30, 2022, we had approximately $207.5 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window. Table 29 presents a summary of our short-term borrowings, which generally mature in less than 30 days. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of Note 12 (Pledged Assets and Collateral) to Financial Statements in this Report.

44	Wells Fargo & Company

Table 29: Short-Term Borrowings

(in millions)	September 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$25,396	21,191
Other short-term borrowings	22,986	13,218
Total	$48,382	34,409
We access domestic and international capital markets for long-term funding (generally greater than one year) through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes, and, unless otherwise specified in the applicable prospectus or prospectus supplement, we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. Table 30 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2022 and the following years thereafter, as of September 30, 2022. In October 2022, Wells Fargo Bank, N.A. entered into $10.0 billion in Federal Home Loan Bank advances.
Table 30: Maturity of Long-Term Debt

	September 30, 2022
(in millions)	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,049	3,493	10,892	13,214	22,819	58,520	110,987
Subordinated notes	—	2,614	702	944	2,624	14,479	21,363
Junior subordinated notes	—	—	—	—	—	1,166	1,166
Total long-term debt – Parent	2,049	6,107	11,594	14,158	25,443	74,165	133,516
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes	1	10,003	3	173	80	136	10,396
Subordinated notes	—	817	—	149	—	3,257	4,223
Junior subordinated notes	—	—	—	—	—	398	398
Other bank debt (1)	1,437	1,652	1,466	277	150	1,622	6,604
Total long-term debt – Bank	1,438	12,472	1,469	599	230	5,413	21,621
Other consolidated subsidiaries
Senior notes	3	455	92	409	221	95	1,275
Total long-term debt – Other consolidated subsidiaries	3	455	92	409	221	95	1,275
Total long-term debt	$3,490	19,034	13,155	15,166	25,894	79,673	156,412
(1)Primarily relates to unfunded commitments for LIHTC investments. For additional information, see Note 6 (Equity Securities) to Financial Statements in our 2021 Form 10-K.

Wells Fargo & Company	45

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
On September 13, 2022, Standard & Poor's (S&P) Global Ratings affirmed the Company’s ratings and retained the stable ratings outlook. There were no other actions undertaken by the rating agencies with regard to our credit ratings during third quarter 2022.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2022, are presented in Table 31.
Table 31: Credit Ratings as of September 30, 2022

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

46	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at September 30, 2022, increased $6.2 billion from December 31, 2021, predominantly as a result of $10.3 billion of Wells Fargo net income, partially offset by $3.9 billion of common and preferred stock dividends. During the first nine months of 2022, we issued $827 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In the first nine months of 2022, we repurchased 110 million shares of common stock at a cost of $6 billion. In the first nine months of 2022, our AOCI decreased $12.6 billion, predominantly due to net unrealized losses on AFS debt securities. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect AOCI, which lowers the amount of our risk-based capital. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo, and we must calculate our risk-based capital ratios under both approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 32 and Table 33 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2022.
Table 32: Risk-Based Capital Requirements – Standardized Approach as of September 30, 2022
Table 33: Risk-Based Capital Requirements – Advanced Approach as of September 30, 2022
In addition to the risk-based capital requirements described in Table 32 and Table 33, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at September 30, 2022, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

Wells Fargo & Company	47

Capital Management (continued)
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2021, through September 30, 2022, was 3.10%. On August 4, 2022, the FRB confirmed that the Company's stress capital buffer for the period October 1, 2022, through September 30, 2023, is 3.20%.
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge of between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. For 2022, our G-SIB capital surcharge is 1.50%. Our G-SIB capital surcharge will not change in 2023.
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
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 34 summarizes our CET1, tier 1 capital, total capital, RWAs and capital ratios at September 30, 2022, and December 31, 2021.
Table 34: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Sep 30, 2022		Dec 31, 2021	Required Capital Ratios (1)	Sep 30, 2022	Dec 31, 2021
Common Equity Tier 1	(A)		$129,758		140,643		129,758	140,643
Tier 1 capital	(B)		148,810		159,671		148,810	159,671
Total capital	(C)		182,690		196,281		173,520	186,553
Risk-weighted assets	(D)		1,255,641		1,239,026		1,104,116	1,116,068
Common Equity Tier 1 capital ratio	(A)/(D)	9.10%	10.33	*	11.35	8.50	11.75	12.60
Tier 1 capital ratio	(B)/(D)	10.60	11.85	*	12.89	10.00	13.48	14.31
Total capital ratio	(C)/(D)	12.60	14.55	*	15.84	12.00	15.72	16.72
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2022.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at September 30, 2022.

48	Wells Fargo & Company

Table 35 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches at September 30, 2022, and December 31, 2021.

Table 35: Risk-Based Capital Calculation and Components

(in millions)		Sep 30, 2022	Dec 31, 2021
Total equity		$178,409	190,110
Adjustments:
Preferred stock		(20,057)	(20,057)
Additional paid-in capital on preferred stock		136	136
Unearned ESOP shares		646	646
Noncontrolling interests		(2,220)	(2,504)
Total common stockholders’ equity		$156,914	168,331
Adjustments:
Goodwill		(25,172)	(25,180)
Certain identifiable intangible assets (other than MSRs)		(171)	(225)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,378)	(2,437)
Applicable deferred taxes related to goodwill and other intangible assets (1)		889	765
CECL transition provision (2)		180	241
Other		(504)	(852)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$129,758	140,643
Preferred stock		20,057	20,057
Additional paid-in capital on preferred stock		(136)	(136)
Unearned ESOP shares		(646)	(646)
Other		(223)	(247)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$148,810	159,671

Long-term debt and other instruments qualifying as Tier 2		20,539	22,740
Qualifying allowance for credit losses (3)		13,598	14,149
Other		(257)	(279)
Total Tier 2 capital under the Standardized Approach	(B)	$33,880	36,610
Total qualifying capital under the Standardized Approach	(A)+(B)	$182,690	196,281

Long-term debt and other instruments qualifying as Tier 2		20,539	22,740
Qualifying allowance for credit losses (3)		4,428	4,421
Other		(257)	(279)
Total Tier 2 capital under the Advanced Approach	(C)	$24,710	26,882
Total qualifying capital under the Advanced Approach	(A)+(C)	$173,520	186,553
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
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

Table 36 provides the composition of our RWAs under the Standardized and Advanced Approaches at September 30, 2022, and December 31, 2021.

Table 36: Risk-Weighted Assets

	Standardized Approach		Advanced Approach (1)
(in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Risk-weighted assets (RWAs):
Credit risk	$1,218,406	1,186,810	752,556	747,714
Market risk	37,235	52,216	37,235	52,216
Operational risk	—	—	314,325	316,138
Total RWAs	$1,255,641	1,239,026	1,104,116	1,116,068
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

Wells Fargo & Company	49

Capital Management (continued)
Table 37 presents the changes in CET1 for the nine months ended September 30, 2022.
Table 37: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2021	$140,643
Net income applicable to common stock	9,482
Common stock dividends	(3,045)
Common stock issued, repurchased, and stock compensation-related items	(5,220)
Changes in accumulated other comprehensive income	(12,640)
Goodwill	8
Certain identifiable intangible assets (other than MSRs)	54
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	59
Applicable deferred taxes related to goodwill and other intangible assets (1)	124
CECL transition provision (2)	(61)
Other	354
Change in Common Equity Tier 1	(10,885)
Common Equity Tier 1 at September 30, 2022	$129,758
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
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
Table 38 presents net changes in the components of RWAs under the Standardized and Advanced Approaches for the nine months ended September 30, 2022.
Table 38: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2021	$1,239,026	1,116,068
Net change in credit risk RWAs	31,596	4,842
Net change in market risk RWAs	(14,981)	(14,981)
Net change in operational risk RWAs	—	(1,813)
Total change in RWAs	16,615	(11,952)
RWAs at September 30, 2022	$1,255,641	1,104,116

50	Wells Fargo & Company

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
Table 39 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 39: Tangible Common Equity

		Balance at period-end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Total equity		$178,409	179,793	191,071	183,037	181,016	194,041	183,451	191,379
Adjustments:
Preferred stock		(20,057)	(20,057)	(20,270)	(20,057)	(20,057)	(21,403)	(20,057)	(21,449)
Additional paid-in capital on preferred stock		136	135	120	135	135	145	135	143
Unearned ESOP shares		646	646	875	646	646	875	646	875
Noncontrolling interests		(2,220)	(2,261)	(2,043)	(2,258)	(2,386)	(1,845)	(2,370)	(1,427)
Total common stockholders’ equity	(A)	156,914	158,256	169,753	161,503	159,354	171,813	161,805	169,521
Adjustments:
Goodwill		(25,172)	(25,178)	(26,191)	(25,177)	(25,179)	(26,192)	(25,179)	(26,262)
Certain identifiable intangible assets (other than MSRs)		(171)	(191)	(281)	(181)	(200)	(290)	(199)	(310)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,378)	(2,307)	(2,120)	(2,359)	(2,304)	(2,169)	(2,352)	(2,198)
Applicable deferred taxes related to goodwill and other intangible assets (1)		889	880	886	886	877	882	855	873
Tangible common equity	(B)	$130,082	131,460	142,047	134,672	132,548	144,044	134,930	141,624
Common shares outstanding	(C)	3,795.4	3,793.0	3,996.9	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$3,250	2,839	4,787	$9,482	14,786
Book value per common share	(A)/(C)	$41.34	41.72	42.47	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	34.27	34.66	35.54	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	7.98%	7.15	11.05	7.83%	11.66
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	9.57	8.59	13.18	9.40	13.96
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum tier 1 leverage ratio. Table 40 presents the leverage requirements applicable to the Company as of September 30, 2022.
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

Wells Fargo & Company	51

Capital Management (continued)
At September 30, 2022, the Company’s SLR was 6.65%, and each of our IDIs exceeded their applicable SLR requirements. Table 41 presents information regarding the calculation and components of the Company’s SLR and tier 1 leverage ratio.

Table 41: Leverage Ratios for the Company

($ in millions)		Quarter ended September 30, 2022
Tier 1 capital	(A)	$148,810
Total average assets		1,880,871
Less: Goodwill and other permitted tier 1 capital deductions (net of deferred tax liabilities)		28,479
Total adjusted average assets		1,852,392
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		69,023
Repo-style transactions (2)		3,142
Other (3)		312,090
Total off-balance sheet exposures		384,255
Total leverage exposure	(B)	$2,236,647
Supplementary leverage ratio	(A)/(B)	6.65%

Tier 1 leverage ratio (4)		8.03%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments, as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2022, are presented in Table 42.
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
Table 43 provides our TLAC and eligible unsecured long-term debt and related ratios as of September 30, 2022.
Table 43: TLAC and Eligible Unsecured Long-Term Debt

($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
	September 30, 2022
Total eligible amount	$288,736		133,065

Percentage of RWAs (3)	23.00%	21.50	10.60	7.50
Percentage of total leverage exposure	12.91	9.50	5.95	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of September 30, 2022, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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

52	Wells Fargo & Company

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
At September 30, 2022, we had remaining Board authority to repurchase approximately 251 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during third quarter 2022, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2021 Form 10-K and the “Regulatory Matters” section in our 2022 First and Second Quarter Reports on Form 10-Q.

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

54	Wells Fargo & Company

Current Accounting Developments
Table 44 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.
Table 44: Current Accounting Developments – Issued Standards

Description and Effective Date	Financial statement impact
ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates
The Update, effective January 1, 2023, requires market risk benefits (features of insurance contracts that protect the policyholder from other-than-nominal capital market risk and expose the insurer to that risk) to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. The Update also requires more frequent updates for insurance assumptions, mandates the use of a standardized discount rate for traditional long-duration contracts, and simplifies the amortization of deferred acquisition costs.	The most significant impact of adoption relates to reinsurance of variable annuity products for a limited number of our insurance clients. Our reinsurance business is no longer entering into new contracts. These variable annuity products contain guaranteed minimum benefits that require us to make benefit payments for the remainder of the policyholder's life once the account values are exhausted. These guaranteed minimum benefits meet the definition of market risk benefits and will be measured at fair value. The cumulative effect of the difference between fair value and the carrying value upon adoption of the Update, net of income tax adjustments and excluding the impact of our own credit risk, will be recognized in the opening balance of retained earnings in the earliest period presented and will affect our regulatory capital calculations. At September 30, 2022, our estimated liability related to these guaranteed minimum benefits was approximately $600 million and was associated with approximately $9.7 billion of policyholder account values. We expect future earnings volatility from changes in the fair value of market risk benefits, which are sensitive to changes in equity and fixed income markets, as well as policyholder behavior and changes in mortality assumptions. We plan to economically hedge the market volatility, where feasible. Changes in the accounting for the liability of future policy benefits for traditional long-duration contracts and deferred acquisition costs are not expected to be material.
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

Wells Fargo & Company	55

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
•changes to U.S. tax guidance and regulations, as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

56	Wells Fargo & Company

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

Wells Fargo & Company	57

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

58	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2022, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	59

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Interest income
Debt securities	$3,043	2,354	$8,308	6,865
Loans held for sale	120	172	386	696
Loans	10,158	7,057	25,492	21,353
Equity securities	156	146	519	415
Other interest income	1,017	105	1,526	244
Total interest income	14,494	9,834	36,231	29,573
Interest expense
Deposits	513	99	754	303
Short-term borrowings	158	(7)	175	(28)
Long-term debt	1,553	745	3,325	2,483
Other interest expense	172	88	460	298
Total interest expense	2,396	925	4,714	3,056
Net interest income	12,098	8,909	31,517	26,517
Noninterest income
Deposit and lending-related fees	1,647	1,781	5,191	5,101
Investment advisory and other asset-based fees	2,111	2,882	6,955	8,432
Commissions and brokerage services fees	562	525	1,641	1,741
Investment banking fees	375	547	1,108	1,685
Card fees	1,119	1,078	3,260	3,104
Mortgage banking	324	1,259	1,304	3,921
Net gains from trading and securities	872	1,244	1,642	4,852
Other	397	609	1,507	2,283
Total noninterest income	7,407	9,925	22,608	31,119
Total revenue	19,505	18,834	54,125	57,636
Provision for credit losses	784	(1,395)	577	(3,703)
Noninterest expense
Personnel	8,212	8,690	25,925	27,066
Technology, telecommunications and equipment	798	741	2,473	2,400
Occupancy	732	738	2,159	2,243
Operating losses	2,218	540	3,467	1,056
Professional and outside services	1,235	1,417	3,831	4,255
Advertising and promotion	126	153	327	375
Restructuring charges	—	1	5	10
Other	1,006	1,023	2,893	3,228
Total noninterest expense	14,327	13,303	41,080	40,633
Income before income tax expense	4,394	6,926	12,468	20,706
Income tax expense	894	1,521	2,214	3,867
Net income before noncontrolling interests	3,500	5,405	10,254	16,839
Less: Net income (loss) from noncontrolling interests	(28)	283	(64)	1,041
Wells Fargo net income	$3,528	5,122	$10,318	15,798
Less: Preferred stock dividends and other	278	335	836	1,012
Wells Fargo net income applicable to common stock	$3,250	4,787	$9,482	14,786
Per share information
Earnings per common share	$0.86	1.18	$2.49	3.60
Diluted earnings per common share	0.85	1.17	2.47	3.57
Average common shares outstanding	3,796.5	4,056.3	3,807.0	4,107.1
Diluted average common shares outstanding	3,825.1	4,090.4	3,838.5	4,140.0
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income before noncontrolling interests	$3,500	5,405	10,254	16,839
Other comprehensive income (loss), after tax:
Net change in debt securities	(2,408)	(468)	(11,176)	(1,689)
Net change in derivatives and hedging activities	(1,111)	38	(1,174)	101
Defined benefit plans adjustments	(49)	(121)	1	248
Other	(166)	(64)	(291)	(31)
Other comprehensive loss, after tax	(3,734)	(615)	(12,640)	(1,371)
Total comprehensive income (loss) before noncontrolling interests	(234)	4,790	(2,386)	15,468
Less: Other comprehensive income (loss) from noncontrolling interests	2	(2)	2	—
Less: Net income (loss) from noncontrolling interests	(28)	283	(64)	1,041
Wells Fargo comprehensive income (loss)	$(208)	4,509	(2,324)	14,427
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Sep 30, 2022	Dec 31, 2021
Assets	(Unaudited)
Cash and due from banks	$27,634	24,616
Interest-earning deposits with banks	137,821	209,614
Total cash, cash equivalents, and restricted cash	165,455	234,230
Federal funds sold and securities purchased under resale agreements	55,840	66,223
Debt securities:
Trading, at fair value	85,766	88,265
Available-for-sale, at fair value (includes amortized cost of $124,906 and $175,463, net of allowance for credit losses)	115,835	177,244
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $255,571 and $272,386)	300,434	272,022
Loans held for sale (includes $6,125 and $15,895 carried at fair value)	9,434	23,617
Loans	945,906	895,394
Allowance for loan losses	(12,571)	(12,490)
Net loans	933,335	882,904
Mortgage servicing rights (includes $9,828 and $6,920 carried at fair value)	11,027	8,189
Premises and equipment, net	8,493	8,571
Goodwill	25,172	25,180
Derivative assets	29,253	21,478
Equity securities (includes $24,698 and $39,098 carried at fair value)	59,560	72,886
Other assets	78,141	67,259
Total assets (1)	$1,877,745	1,948,068
Liabilities
Noninterest-bearing deposits	$494,594	527,748
Interest-bearing deposits	903,557	954,731
Total deposits	1,398,151	1,482,479
Short-term borrowings (includes $160 and $0 carried at fair value)	48,382	34,409
Derivative liabilities	23,400	9,424
Accrued expenses and other liabilities (includes $26,057 and $20,685 carried at fair value)	72,991	70,957
Long-term debt (includes $755 and $0 carried at fair value)	156,412	160,689
Total liabilities (2)	1,699,336	1,757,958
Equity
Wells Fargo stockholders’ equity:
Preferred stock	20,057	20,057
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,216	60,196
Retained earnings	186,551	180,322
Accumulated other comprehensive income (loss)	(14,344)	(1,702)
Treasury stock – 1,686,372,007 shares and 1,596,009,977 shares	(84,781)	(79,757)
Unearned ESOP shares	(646)	(646)
Total Wells Fargo stockholders’ equity	176,189	187,606
Noncontrolling interests	2,220	2,504
Total equity	178,409	190,110
Total liabilities and equity	$1,877,745	1,948,068
(1)Our consolidated assets at September 30, 2022, and December 31, 2021, included the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $71 million and $71 million; Loans, $4.6 billion and $4.5 billion; All other assets, $172 million and $234 million; and Total assets, $4.8 billion and $4.8 billion, respectively.
(2)Our consolidated liabilities at September 30, 2022, and December 31, 2021, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $0 million and $149 million; All other liabilities, $235 million and $259 million; and Total liabilities, $235 million and $408 million, respectively.
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance June 30, 2022	5.3	$20,057	3,793.0	$9,136	60,024	184,475	(10,608)	(84,906)	(646)	2,261	179,793
Net income (loss)						3,528				(28)	3,500
Other comprehensive income (loss), net of tax							(3,736)			2	(3,734)
Noncontrolling interests										(15)	(15)
Common stock issued			2.5			(21)		132			111
Common stock repurchased			(0.1)					(5)			(5)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					15	(1,153)					(1,138)
Preferred stock dividends						(278)					(278)
Stock-based compensation					188						188
Net change in deferred compensation and related plans					(11)			(2)			(13)
Net change	—	—	2.4	—	192	2,076	(3,736)	125	—	(41)	(1,384)
Balance September 30, 2022	5.3	$20,057	3,795.4	$9,136	60,216	186,551	(14,344)	(84,781)	(646)	2,220	178,409
Balance June 30, 2021	5.6	$20,820	4,108.0	$9,136	60,018	171,765	(564)	(69,038)	(875)	1,865	193,127
Net income						5,122				283	5,405
Other comprehensive loss, net of tax							(613)			(2)	(615)
Noncontrolling interests										(103)	(103)
Common stock issued			3.1			(22)		160			138
Common stock repurchased			(114.2)					(5,291)			(5,291)
Preferred stock issued	—	1,250			(23)						1,227
Preferred stock redeemed (1)	(0.1)	(1,800)			38	(38)					(1,800)
Common stock dividends					10	(821)					(811)
Preferred stock dividends						(297)					(297)
Stock-based compensation					139						139
Net change in deferred compensation and related plans					(48)			—			(48)
Net change	(0.1)	(550)	(111.1)	—	116	3,944	(613)	(5,131)	—	178	(2,056)
Balance September 30, 2021	5.5	$20,270	3,996.9	$9,136	60,134	175,709	(1,177)	(74,169)	(875)	2,043	191,071
(1)Represents the impact of the redemption of Preferred Stock, Series O and Series X, in third quarter 2021.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	63

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Net income (loss)						10,318				(64)	10,254
Other comprehensive income (loss), net of tax							(12,642)			2	(12,640)
Noncontrolling interests										(222)	(222)
Common stock issued			19.9			(164)		991			827
Common stock repurchased			(110.3)					(6,027)			(6,027)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					44	(3,089)					(3,045)
Preferred stock dividends						(836)					(836)
Stock-based compensation					834						834
Net change in deferred compensation and related plans					(858)			12			(846)
Net change	—	—	(90.4)	—	20	6,229	(12,642)	(5,024)	—	(284)	(11,701)
Balance September 30, 2022	5.3	$20,057	3,795.4	$9,136	60,216	186,551	(14,344)	(84,781)	(646)	2,220	178,409
Balance December 31, 2020	5.5	$21,136	4,144.0	$9,136	60,197	162,683	194	(67,791)	(875)	1,032	185,712
Net income						15,798				1,041	16,839
Other comprehensive loss, net of tax							(1,371)			—	(1,371)
Noncontrolling interests										(30)	(30)
Common stock issued			19.6			(103)		1,060			957
Common stock repurchased			(166.7)					(7,452)			(7,452)
Preferred stock issued	0.2	5,810			(54)						5,756
Preferred stock redeemed (1)	(0.2)	(6,676)			86	(86)					(6,676)
Common stock dividends					20	(1,657)					(1,637)
Preferred stock dividends						(926)					(926)
Stock-based compensation					863						863
Net change in deferred compensation and related plans					(978)			14			(964)
Net change	—	(866)	(147.1)	—	(63)	13,026	(1,371)	(6,378)	—	1,011	5,359
Balance September 30, 2021	5.5	$20,270	3,996.9	$9,136	60,134	175,709	(1,177)	(74,169)	(875)	2,043	191,071
(1)Represents the impact of the redemption of Preferred Stock, Series I, Series P and Series W, in first quarter 2021; Preferred Stock, Series N, in second quarter 2021; and Preferred Stock, Series O and
Series X, in third quarter 2021.
The accompanying notes are an integral part of these statements.

64	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$10,254	16,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	577	(3,703)
Changes in fair value of MSRs and LHFS carried at fair value	(1,550)	(1,158)
Depreciation, amortization and accretion	5,253	6,090
Deferred income tax expense (benefit)	410	(2,689)
Other, net (1)	(18,274)	(8,446)
Originations and purchases of loans held for sale	(59,971)	(123,983)
Proceeds from sales of and paydowns on loans originally classified as held for sale	54,904	78,356
Net change in:
Debt and equity securities, held for trading	29,988	7,638
Derivative assets and liabilities	4,338	(4,639)
Other assets	(10,673)	16,736
Other accrued expenses and liabilities	4,547	2,617
Net cash provided (used) by operating activities	19,803	(16,342)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	10,383	(2,135)
Available-for-sale debt securities:
Proceeds from sales	16,894	14,568
Prepayments and maturities	16,824	61,080
Purchases	(38,834)	(84,576)
Held-to-maturity debt securities:
Paydowns and maturities	22,807	60,613
Purchases	(2,360)	(59,480)
Equity securities, not held for trading:
Proceeds from sales and capital returns	3,732	2,706
Purchases	(4,474)	(4,480)
Loans:
Loans originated by banking subsidiaries, net of principal collected	(63,298)	8,292
Proceeds from sales of loans originally classified as held for investment	10,934	26,388
Purchases of loans	(504)	(313)
Principal collected on nonbank entities’ loans	3,869	7,642
Loans originated by nonbank entities	(3,044)	(8,242)
Other, net (1)	521	1,720
Net cash provided (used) by investing activities	(26,550)	23,783
Cash flows from financing activities:
Net change in:
Deposits	(84,324)	66,482
Short-term borrowings	13,801	(17,019)
Long-term debt:
Proceeds from issuance	36,090	1,143
Repayment	(17,192)	(44,739)
Preferred stock:
Proceeds from issuance	—	5,756
Redeemed	—	(6,675)
Cash dividends paid	(777)	(867)
Common stock:
Repurchased	(6,027)	(7,452)
Cash dividends paid	(3,040)	(1,603)
Other, net (1)	(559)	(392)
Net cash used by financing activities	(62,028)	(5,366)
Net change in cash, cash equivalents, and restricted cash	(68,775)	2,075
Cash, cash equivalents, and restricted cash at beginning of period	234,230	264,612
Cash, cash equivalents, and restricted cash at end of period	$165,455	266,687
Supplemental cash flow disclosures:
Cash paid for interest	$4,264	3,407
Cash paid for income taxes, net	3,863	3,114
(1)Prior period balances have been revised to conform with the current period presentation.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Wells Fargo & Company	65

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). There were no material changes to these policies in the first nine months of 2022.
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

66	Wells Fargo & Company

Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.1.

Table 1.1: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2022	2021
Available-for-sale debt securities purchased from securitization of LHFS (1)	$1,506	256
Held-to-maturity debt securities purchased from securitization of LHFS (1)	732	17,600
Transfers from loans to LHFS	6,820	14,842
Transfers from available-for-sale debt securities to held-to-maturity debt securities	48,591	41,298
(1)Predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 8 (Securitizations and Variable Interest Entities) for additional information.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2022, and except as disclosed in Note 16 (Preferred Stock), there have been no material events that would require recognition in our third quarter 2022 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	67

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2022	Dec 31, 2021
Trading assets:
Debt securities	$85,766	88,265
Equity securities (1)	23,111	27,476
Loans held for sale	1,525	3,242
Gross trading derivative assets (1)	92,103	48,325
Netting (2)	(64,849)	(28,146)
Total trading derivative assets	27,254	20,179
Total trading assets	137,656	139,162
Trading liabilities:
Short sale	26,057	20,685
Other liabilities	915	—
Gross trading derivative liabilities (1)	86,228	42,449
Netting (2)	(64,274)	(33,978)
Total trading derivative liabilities	21,954	8,471
Total trading liabilities	$48,926	29,156
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest income:
Debt securities	$626	512	$1,723	1,537
Equity securities (1)	108	104	367	300
Loans held for sale	10	12	30	27
Total interest income	744	628	2,120	1,864
Less: Interest expense	153	90	443	305
Net interest income	591	538	1,677	1,559
Net gains (losses) from trading activities (2):
Debt securities	(3,551)	(284)	(10,302)	(1,621)
Equity securities (1)	(1,393)	771	(5,823)	2,780
Loans held for sale	3	9	13	48
Other liabilities	34	—	57	—
Derivatives (1)(3)	5,807	(404)	17,619	(746)
Total net gains from trading activities	900	92	1,564	461
Total trading-related net interest and noninterest income	$1,491	630	$3,241	2,020
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

68	Wells Fargo & Company

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the third quarter and first nine months of both 2022 and 2021 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,102	3	(2,375)	44,730
Non-U.S. government securities	162	—	—	162
Securities of U.S. states and political subdivisions (2)	11,218	17	(569)	10,666
Federal agency mortgage-backed securities	56,283	3	(5,935)	50,351
Non-agency mortgage-backed securities (3)	3,546	1	(121)	3,426
Collateralized loan obligations	4,270	—	(136)	4,134
Other debt securities	2,325	82	(41)	2,366
Total available-for-sale debt securities	124,906	106	(9,177)	115,835
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,200	—	(1,842)	14,358
Securities of U.S. states and political subdivisions	31,478	2	(5,563)	25,917
Federal agency mortgage-backed securities	219,739	—	(36,034)	183,705
Non-agency mortgage-backed securities (3)	1,243	1	(174)	1,070
Collateralized loan obligations	30,046	1	(1,089)	28,958
Other debt securities	1,728	—	(165)	1,563
Total held-to-maturity debt securities	300,434	4	(44,867)	255,571
Total	$425,340	110	(54,044)	371,406
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$39,668	185	(192)	39,661
Non-U.S. government securities	71	—	—	71
Securities of U.S. states and political subdivisions (2)	16,618	350	(51)	16,917
Federal agency mortgage-backed securities	104,661	1,807	(582)	105,886
Non-agency mortgage-backed securities (3)	4,515	32	(15)	4,532
Collateralized loan obligations	5,713	2	(7)	5,708
Other debt securities	4,217	259	(7)	4,469
Total available-for-sale debt securities	175,463	2,635	(854)	177,244
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,544	599	(318)	16,825
Securities of U.S. states and political subdivisions	32,689	847	(61)	33,475
Federal agency mortgage-backed securities	188,909	1,882	(2,807)	187,984
Non-agency mortgage-backed securities (3)	1,082	31	(18)	1,095
Collateralized loan obligations	31,067	194	(2)	31,259
Other debt securities	1,731	17	—	1,748
Total held-to-maturity debt securities	272,022	3,570	(3,206)	272,386
Total	$447,485	6,205	(4,060)	449,630
(1)Represents amortized cost of the securities, net of the ACL of $6 million and $8 million related to AFS debt securities at September 30, 2022, and December 31, 2021, respectively, and $96 million related to HTM debt securities at both September 30, 2022, and December 31, 2021.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.4 billion at September 30, 2022, and $5.2 billion at December 31, 2021.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2022, and December 31, 2021.

Wells Fargo & Company	69

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	$—	1,409	$843	4,492
Federal agency mortgage-backed securities	—	14,296	2,051	64,018
Non-agency mortgage-backed securities	39	30	198	114
Collateralized loan obligations	—	839	—	8,177
Total purchases of held-to-maturity debt securities	39	16,574	3,092	76,801
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	5,550	—	48,591	41,298
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$5,550	—	$48,591	41,298
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $456 million and $4.3 billion in the third quarter and first nine months of 2022, respectively, and $615 million in the first nine months of 2021, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest income (1):
Available-for-sale	$777	676	$2,162	2,142
Held-to-maturity	1,640	1,166	4,423	3,186
Total interest income	2,417	1,842	6,585	5,328
Provision for credit losses:
Available-for-sale	(2)	(5)	2	7
Held-to-maturity	13	(3)	(1)	33
Total provision for credit losses	11	(8)	1	40
Realized gains and losses (2):
Gross realized gains	27	291	276	443
Gross realized losses	(21)	—	(125)	(1)
Impairment write-downs	—	(8)	—	(8)
Net realized gains	$6	283	$151	434
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2022, and December 31, 2021.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

70	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2022
Total portfolio (1)	$115,835	99%	$300,530	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$95,081	100%	$235,939	100%
Securities of U.S. states and political subdivisions	10,666	99	31,494	100
Collateralized loan obligations (3)	4,134	100	30,096	100
All other debt securities (4)	5,954	89	3,001	61
December 31, 2021
Total portfolio (1)	$177,244	99%	$272,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$145,547	100%	$205,453	100%
Securities of U.S. states and political subdivisions	16,917	99	32,704	100
Collateralized loan obligations (3)	5,708	100	31,128	100
All other debt securities (4)	9,072	88	2,833	64
(1)99% and 98% were rated AA- and above at September 30, 2022, and December 31, 2021, respectively.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both September 30, 2022, and December 31, 2021, respectively.
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
Debt securities that are past due and still accruing were insignificant at both September 30, 2022, and December 31, 2021. The carrying value of debt securities in nonaccrual status was insignificant at both September 30, 2022, and December 31, 2021. Charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2022 and 2021.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the third quarter and first nine months of both 2022 and 2021.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(1,157)	27,415	(1,218)	15,567	(2,375)	42,982
Securities of U.S. states and political subdivisions	(313)	4,015	(256)	1,147	(569)	5,162
Federal agency mortgage-backed securities	(5,262)	46,912	(673)	3,311	(5,935)	50,223
Non-agency mortgage-backed securities	(78)	2,343	(43)	1,059	(121)	3,402
Collateralized loan obligations	(117)	3,659	(19)	475	(136)	4,134
Other debt securities	(25)	1,633	(16)	476	(41)	2,109
Total available-for-sale debt securities	$(6,952)	85,977	(2,225)	22,035	(9,177)	108,012
December 31, 2021
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(192)	24,418	—	—	(192)	24,418
Securities of U.S. states and political subdivisions	(36)	2,308	(15)	532	(51)	2,840
Federal agency mortgage-backed securities	(334)	40,695	(248)	9,464	(582)	50,159
Non-agency mortgage-backed securities	(4)	1,966	(11)	543	(15)	2,509
Collateralized loan obligations	(3)	1,619	(4)	1,242	(7)	2,861
Other debt securities	—	—	(7)	624	(7)	624
Total available-for-sale debt securities	$(569)	71,006	(285)	12,405	(854)	83,411
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

72	Wells Fargo & Company

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2022
Available-for-sale debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$47,102	2,039	17,556	25,968	1,539
Fair value	44,730	2,008	17,082	24,160	1,480
Weighted average yield	1.06%	1.44	0.39	1.46	1.44
Non-U.S. government securities
Amortized cost, net	$162	1	137	24	—
Fair value	162	1	137	24	—
Weighted average yield	2.31%	1.51	2.50	1.23	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$11,218	1,169	2,554	5,064	2,431
Fair value	10,666	1,167	2,539	4,708	2,252
Weighted average yield	2.74%	3.14	2.64	2.59	2.96
Federal agency mortgage-backed securities
Amortized cost, net	$56,283	—	306	898	55,079
Fair value	50,351	—	293	831	49,227
Weighted average yield	3.25%	—	1.87	2.45	3.27
Non-agency mortgage-backed securities
Amortized cost, net	$3,546	—	—	72	3,474
Fair value	3,426	—	—	68	3,358
Weighted average yield	3.65%	—	—	3.43	3.66
Collateralized loan obligations
Amortized cost, net	$4,270	—	2	3,865	403
Fair value	4,134	—	2	3,749	383
Weighted average yield	4.01%	—	4.44	4.00	4.01
Other debt securities
Amortized cost, net	$2,325	84	216	829	1,196
Fair value	2,366	82	212	827	1,245
Weighted average yield	3.68%	3.58	4.42	2.94	4.06
Total available-for-sale debt securities
Amortized cost, net	$124,906	3,293	20,771	36,720	64,122
Fair value	115,835	3,258	20,265	34,367	57,945
Weighted average yield	2.42%	2.10	0.73	1.94	3.25
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.

Wells Fargo & Company	73

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2022
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$16,200	—	12,414	—	3,786
Fair value	14,358	—	11,968	—	2,390
Weighted average yield	2.18%	—	2.37	—	1.58
Securities of U.S. states and political subdivisions
Amortized cost, net	$31,478	1,845	2,056	2,100	25,477
Fair value	25,917	1,827	1,977	2,022	20,091
Weighted average yield	2.13%	1.64	1.49	2.33	2.20
Federal agency mortgage-backed securities
Amortized cost, net	$219,739	—	—	—	219,739
Fair value	183,705	—	—	—	183,705
Weighted average yield	2.26%	—	—	—	2.26
Non-agency mortgage-backed securities
Amortized cost, net	$1,243	15	18	52	1,158
Fair value	1,070	14	17	47	992
Weighted average yield	3.08%	3.24	2.93	3.47	3.07
Collateralized loan obligations
Amortized cost, net	$30,046	—	—	13,386	16,660
Fair value	28,958	—	—	13,072	15,886
Weighted average yield	4.09%	—	—	4.17	4.03
Other debt securities
Amortized cost, net	$1,728	—	759	969	—
Fair value	1,563	—	711	852	—
Weighted average yield	4.47%	—	4.13	4.74	—
Total held-to-maturity debt securities
Amortized cost, net	$300,434	1,860	15,247	16,507	266,820
Fair value	255,571	1,841	14,673	15,993	223,064
Weighted average yield	2.44%	1.66	2.34	3.97	2.36
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

74	Wells Fargo & Company

Note 4: Loans and Related Allowance for Credit Losses
Table 4.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at September 30, 2022, and December 31, 2021.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2022, we reversed accrued interest receivable of $26 million for our commercial portfolio segment and $100 million for our consumer portfolio segment, compared with $36 million and $143 million, respectively, for the same period a year ago.

Table 4.1: Loans Outstanding

(in millions)	Sep 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$379,694	350,436
Real estate mortgage	133,770	127,733
Real estate construction	21,889	20,092
Lease financing	14,617	14,859
Total commercial	549,970	513,120
Consumer:
Residential mortgage – first lien	254,165	242,270
Residential mortgage – junior lien	13,900	16,618
Credit card	43,558	38,453
Auto	54,545	56,659
Other consumer	29,768	28,274
Total consumer	395,936	382,274
Total loans	$945,906	895,394
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 4.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 4.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2022	Dec 31, 2021
Non-U.S. commercial loans:
Commercial and industrial	$78,930	77,365
Real estate mortgage	5,991	7,070
Real estate construction	1,368	1,582
Lease financing	651	680
Total non-U.S. commercial loans	$86,940	86,697

Wells Fargo & Company	75

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
Table 4.3: Loan Purchases, Sales, and Transfers

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$127	1	128	124	1	125
Sales and net transfers (to)/from LHFS	(785)	(1,118)	(1,903)	(1,186)	(11)	(1,197)
Nine months ended September 30,
Purchases	$503	3	506	306	3	309
Sales and net transfers (to)/from LHFS	(2,097)	(1,141)	(3,238)	(2,318)	(235)	(2,553)
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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2022, and December 31, 2021, we had $1.3 billion and $1.5 billion, respectively, of outstanding issued commercial letters of credit. See Note 11 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
We may be a fronting bank, whereby we act as a representative for other lenders, and advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss. The unfunded amount of these fronting arrangements totaled approximately $89.3 billion at September 30, 2022.
The contractual amount of our unfunded credit commitments, including unissued letters of credit, is summarized in Table 4.4. The table excludes issued letters of credit and is presented net of commitments syndicated to others, including the fronting arrangements described above.
Table 4.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$409,832	388,162
Real estate mortgage	9,524	11,515
Real estate construction	22,177	19,943
Total commercial	441,533	419,620
Consumer:
Residential mortgage – first lien	21,662	32,992
Residential mortgage – junior lien	22,744	27,447
Credit card	142,519	130,743
Other consumer	65,440	75,919
Total consumer	252,365	267,101
Total unfunded credit commitments	$693,898	686,721

76	Wells Fargo & Company

Allowance for Credit Losses
Table 4.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased
$563 million from December 31, 2021, reflecting reduced uncertainty around the economic impact of the COVID-19 pandemic on our loan portfolio. This decrease was partially offset by loan growth and a less favorable economic environment.

Table 4.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Balance, beginning of period	$12,884	16,391	$13,788	19,713
Provision for credit losses	773	(1,387)	576	(3,743)
Interest income on certain loans (1)	(26)	(35)	(82)	(112)
Loan charge-offs:
Commercial:
Commercial and industrial	(85)	(144)	(209)	(452)
Real estate mortgage	(3)	(5)	(6)	(68)
Real estate construction	—	(1)	—	(1)
Lease financing	(11)	(7)	(20)	(38)
Total commercial	(99)	(157)	(235)	(559)
Consumer:
Residential mortgage – first lien	(27)	(10)	(78)	(33)
Residential mortgage – junior lien	(16)	(15)	(58)	(46)
Credit card	(290)	(258)	(844)	(950)
Auto	(199)	(107)	(515)	(364)
Other consumer	(105)	(107)	(307)	(333)
Total consumer	(637)	(497)	(1,802)	(1,726)
Total loan charge-offs	(736)	(654)	(2,037)	(2,285)
Loan recoveries:
Commercial:
Commercial and industrial	72	98	192	237
Real estate mortgage	15	15	27	37
Real estate construction	—	—	—	1
Lease financing	6	6	16	17
Total commercial	93	119	235	292
Consumer:
Residential mortgage – first lien	28	24	85	90
Residential mortgage – junior lien	29	43	102	124
Credit card	88	100	267	300
Auto	78	81	230	241
Other consumer	21	28	70	85
Total consumer	244	276	754	840
Total loan recoveries	337	395	989	1,132
Net loan charge-offs	(399)	(259)	(1,048)	(1,153)
Other	(7)	(5)	(9)	—
Balance, end of period	$13,225	14,705	$13,225	14,705
Components:
Allowance for loan losses	$12,571	13,517	$12,571	13,517
Allowance for unfunded credit commitments	654	1,188	654	1,188
Allowance for credit losses	$13,225	14,705	$13,225	14,705
Net loan charge-offs (annualized) as a percentage of average total loans	0.17%	0.12	0.15	0.18
Allowance for loan losses as a percentage of total loans	1.33	1.57	1.33	1.57
Allowance for credit losses for loans as a percentage of total loans	1.40	1.70	1.40	1.70
(1)Loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

Wells Fargo & Company	77

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 4.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2022			2021
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$7,082	5,802	12,884	9,570	6,821	16,391
Provision for credit losses	(72)	845	773	(949)	(438)	(1,387)
Interest income on certain loans (1)	(6)	(20)	(26)	(13)	(22)	(35)
Loan charge-offs	(99)	(637)	(736)	(157)	(497)	(654)
Loan recoveries	93	244	337	119	276	395
Net loan charge-offs	(6)	(393)	(399)	(38)	(221)	(259)
Other	(7)	—	(7)	(5)	—	(5)
Balance, end of period	$6,991	6,234	13,225	8,565	6,140	14,705
Nine months ended September 30,
Balance, beginning of period	$7,791	5,997	13,788	11,516	8,197	19,713
Provision for credit losses	(769)	1,345	576	(2,637)	(1,106)	(3,743)
Interest income on certain loans (1)	(22)	(60)	(82)	(47)	(65)	(112)
Loan charge-offs	(235)	(1,802)	(2,037)	(559)	(1,726)	(2,285)
Loan recoveries	235	754	989	292	840	1,132
Net loan charge-offs	—	(1,048)	(1,048)	(267)	(886)	(1,153)
Other	(9)	—	(9)	—	—	—
Balance, end of period	$6,991	6,234	13,225	8,565	6,140	14,705
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
debt restructuring (TDR). At September 30, 2022, we had $527.1 billion and $22.8 billion of pass and criticized commercial loans, respectively.

78	Wells Fargo & Company

Table 4.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
September 30, 2022
Commercial and industrial
Pass	$52,868	32,696	10,356	14,288	4,400	6,921	246,965	891	369,385
Criticized	725	1,031	591	699	729	657	5,877	—	10,309
Total commercial and industrial	53,593	33,727	10,947	14,987	5,129	7,578	252,842	891	379,694
Real estate mortgage
Pass	28,890	33,333	13,802	14,402	10,643	17,535	5,055	23	123,683
Criticized	1,371	2,314	729	2,568	1,098	1,836	171	—	10,087
Total real estate mortgage	30,261	35,647	14,531	16,970	11,741	19,371	5,226	23	133,770
Real estate construction
Pass	3,686	6,855	3,591	3,533	906	533	1,352	—	20,456
Criticized	592	370	173	220	63	2	13	—	1,433
Total real estate construction	4,278	7,225	3,764	3,753	969	535	1,365	—	21,889
Lease financing
Pass	3,274	3,591	2,267	1,651	905	1,930	—	—	13,618
Criticized	221	271	173	177	108	49	—	—	999
Total lease financing	3,495	3,862	2,440	1,828	1,013	1,979	—	—	14,617
Total commercial loans	$91,627	80,461	31,682	37,538	18,852	29,463	259,433	914	549,970
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2021	2020	2019	2018	2017	Prior
December 31, 2021
Commercial and industrial
Pass	$65,562	15,193	20,553	7,400	3,797	13,985	211,452	679	338,621
Criticized	1,657	884	1,237	1,256	685	551	5,528	17	11,815
Total commercial and industrial	67,219	16,077	21,790	8,656	4,482	14,536	216,980	696	350,436
Real estate mortgage
Pass	38,196	15,929	19,013	12,618	7,451	16,026	5,411	3	114,647
Criticized	3,462	1,119	2,975	1,834	875	2,421	400	—	13,086
Total real estate mortgage	41,658	17,048	21,988	14,452	8,326	18,447	5,811	3	127,733
Real estate construction
Pass	5,895	4,058	4,549	2,167	379	329	1,042	2	18,421
Criticized	510	266	586	234	68	7	—	—	1,671
Total real estate construction	6,405	4,324	5,135	2,401	447	336	1,042	2	20,092
Lease financing
Pass	4,100	3,012	2,547	1,373	838	1,805	—	—	13,675
Criticized	284	246	282	184	86	102	—	—	1,184
Total lease financing	4,384	3,258	2,829	1,557	924	1,907	—	—	14,859
Total commercial loans	$119,666	40,707	51,742	27,066	14,179	35,226	223,833	701	513,120

Wells Fargo & Company	79

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.8 provides past due information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 4.8: Commercial Loan Categories by Delinquency Status

(in millions)	Commercial and industrial	Real estate mortgage	Real estate construction	Lease financing	Total
September 30, 2022
By delinquency status:
Current-29 days past due (DPD) and still accruing	$376,262	132,528	21,697	14,346	544,833
30-89 DPD and still accruing	1,991	321	157	163	2,632
90+ DPD and still accruing	699	71	32	—	802
Nonaccrual loans	742	850	3	108	1,703
Total commercial loans	$379,694	133,770	21,889	14,617	549,970
December 31, 2021
By delinquency status:
Current-29 DPD and still accruing	$348,033	126,184	19,900	14,568	508,685
30-89 DPD and still accruing	1,217	285	179	143	1,824
90+ DPD and still accruing	206	29	—	—	235
Nonaccrual loans	980	1,235	13	148	2,376
Total commercial loans	$350,436	127,733	20,092	14,859	513,120

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, Fair Isaac Corporation (FICO) credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment.
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

80	Wells Fargo & Company

Table 4.9: Consumer Loan Categories by Delinquency Status and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$43,335	66,404	37,806	21,208	6,316	63,103	3,836	1,989	243,997
30-59 DPD	91	53	19	29	12	487	13	41	745
60-89 DPD	6	9	2	5	4	134	6	18	184
90-119 DPD	1	3	—	2	3	56	3	13	81
120-179 DPD	—	6	6	5	3	86	5	15	126
180+ DPD	—	5	11	17	18	432	9	116	608
Government insured/guaranteed loans (1)	5	54	135	144	203	7,883	—	—	8,424
Total residential mortgage – first lien	43,438	66,534	37,979	21,410	6,559	72,181	3,872	2,192	254,165
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	21	32	17	22	20	554	8,109	4,830	13,605
30-59 DPD	—	—	—	—	—	10	19	46	75
60-89 DPD	—	—	—	—	—	3	8	24	35
90-119 DPD	—	—	—	—	—	2	4	15	21
120-179 DPD	—	—	—	—	—	4	4	20	28
180+ DPD	—	—	—	—	—	16	17	103	136
Total residential mortgage – junior lien	21	32	17	22	20	589	8,161	5,038	13,900
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	42,580	208	42,788
30-59 DPD	—	—	—	—	—	—	232	13	245
60-89 DPD	—	—	—	—	—	—	156	10	166
90-119 DPD	—	—	—	—	—	—	133	8	141
120-179 DPD	—	—	—	—	—	—	214	4	218
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	43,315	243	43,558
Auto
By delinquency status:
Current-29 DPD	15,792	21,136	8,472	5,382	1,806	670	—	—	53,258
30-59 DPD	105	376	180	124	53	41	—	—	879
60-89 DPD	37	133	61	39	15	14	—	—	299
90-119 DPD	15	52	19	13	5	4	—	—	108
120-179 DPD	—	1	—	—	—	—	—	—	1
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	15,949	21,698	8,732	5,558	1,879	729	—	—	54,545
Other consumer
By delinquency status:
Current-29 DPD	2,975	1,372	409	337	86	98	24,284	123	29,684
30-59 DPD	7	8	2	2	1	2	9	3	34
60-89 DPD	3	5	1	1	—	—	5	2	17
90-119 DPD	2	5	1	1	—	—	5	2	16
120-179 DPD	—	—	—	—	—	—	6	2	8
180+ DPD	—	—	—	—	—	1	—	8	9
Total other consumer	2,987	1,390	413	341	87	101	24,309	140	29,768
Total consumer loans	$62,395	89,654	47,141	27,331	8,545	73,600	79,657	7,613	395,936
(continued on following page)

Wells Fargo & Company	81

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By delinquency status:
Current-29 DPD	$69,994	41,527	24,887	7,660	13,734	61,576	5,248	1,673	226,299
30-59 DPD	129	27	30	12	24	418	14	29	683
60-89 DPD	10	7	2	—	3	126	7	15	170
90-119 DPD	—	1	1	1	5	53	4	9	74
120-179 DPD	1	16	2	2	1	63	4	14	103
180+ DPD	—	62	72	71	92	1,294	36	156	1,783
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By delinquency status:
Current-29 DPD	28	20	30	26	21	700	10,883	4,426	16,134
30-59 DPD	—	—	—	—	1	10	29	46	86
60-89 DPD	—	—	—	—	—	4	10	21	35
90-119 DPD	—	—	—	1	—	3	4	12	20
120-179 DPD	—	—	—	—	—	5	7	14	26
180+ DPD	—	—	1	—	—	40	59	217	317
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit cards
By delinquency status:
Current-29 DPD	—	—	—	—	—	—	37,686	192	37,878
30-59 DPD	—	—	—	—	—	—	176	7	183
60-89 DPD	—	—	—	—	—	—	118	5	123
90-119 DPD	—	—	—	—	—	—	98	5	103
120-179 DPD	—	—	—	—	—	—	165	1	166
180+ DPD	—	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	38,243	210	38,453
Auto
By delinquency status:
Current-29 DPD	29,246	12,412	8,476	3,271	1,424	714	—	—	55,543
30-59 DPD	220	193	165	81	46	57	—	—	762
60-89 DPD	69	67	53	25	14	21	—	—	249
90-119 DPD	31	27	22	9	6	8	—	—	103
120-179 DPD	—	1	1	—	—	—	—	—	2
180+ DPD	—	—	—	—	—	—	—	—	—
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
By delinquency status:
Current-29 DPD	2,221	716	703	203	107	125	23,988	143	28,206
30-59 DPD	3	2	3	1	—	2	10	4	25
60-89 DPD	2	1	2	1	—	1	5	1	13
90-119 DPD	1	1	2	1	—	—	4	—	9
120-179 DPD	—	—	—	—	—	—	8	2	10
180+ DPD	—	—	—	—	—	1	1	9	11
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
(1)Represents loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $3.0 billion and $5.7 billion at September 30, 2022, and December 31, 2021, respectively.
Of the $1.5 billion of consumer loans not government insured/guaranteed that are 90 days or more past due at September 30, 2022, $496 million was accruing, compared with
$2.7 billion past due and $424 million accruing at December 31, 2021.

82	Wells Fargo & Company

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
Table 4.10: Consumer Loan Categories by FICO and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
By FICO:
Residential mortgage – first lien
800+	$21,517	43,132	26,589	14,647	4,258	38,776	1,912	617	151,448
760-799	14,432	15,486	7,464	4,154	1,165	10,770	777	327	54,575
720-759	5,131	5,537	2,675	1,606	534	6,171	483	284	22,421
680-719	1,711	1,622	772	531	215	3,439	300	223	8,813
640-679	450	445	165	188	91	1,659	142	148	3,288
600-639	89	93	65	44	23	940	62	81	1,397
< 600	57	41	21	24	19	900	70	134	1,266
No FICO available	46	124	93	72	51	1,643	126	378	2,533
Government insured/guaranteed loans (1)	5	54	135	144	203	7,883	—	—	8,424
Total residential mortgage – first lien	43,438	66,534	37,979	21,410	6,559	72,181	3,872	2,192	254,165
Residential mortgage – junior lien
800+	—	—	—	—	—	143	4,215	1,683	6,041
760-799	—	—	—	—	—	84	1,622	875	2,581
720-759	—	—	—	—	—	101	1,081	812	1,994
680-719	—	—	—	—	—	86	611	630	1,327
640-679	—	—	—	—	—	47	233	327	607
600-639	—	—	—	—	—	26	113	184	323
< 600	—	—	—	—	—	34	107	209	350
No FICO available	21	32	17	22	20	68	179	318	677
Total residential mortgage – junior lien	21	32	17	22	20	589	8,161	5,038	13,900
Credit card
800+	—	—	—	—	—	—	4,885	2	4,887
760-799	—	—	—	—	—	—	6,812	8	6,820
720-759	—	—	—	—	—	—	9,397	26	9,423
680-719	—	—	—	—	—	—	10,151	48	10,199
640-679	—	—	—	—	—	—	6,750	49	6,799
600-639	—	—	—	—	—	—	2,706	35	2,741
< 600	—	—	—	—	—	—	2,507	74	2,581
No FICO available	—	—	—	—	—	—	107	1	108
Total credit card	—	—	—	—	—	—	43,315	243	43,558
Auto
800+	2,892	3,635	1,488	1,112	384	127	—	—	9,638
760-799	3,004	3,635	1,407	944	301	93	—	—	9,384
720-759	2,686	3,323	1,401	918	301	101	—	—	8,730
680-719	2,525	3,382	1,438	856	273	97	—	—	8,571
640-679	2,178	2,912	1,122	613	194	80	—	—	7,099
600-639	1,409	1,963	698	376	131	65	—	—	4,642
< 600	1,245	2,837	1,157	699	258	154	—	—	6,350
No FICO available	10	11	21	40	37	12	—	—	131
Total auto	15,949	21,698	8,732	5,558	1,879	729	—	—	54,545
Other consumer
800+	615	269	96	61	13	33	940	19	2,046
760-799	636	256	78	53	12	16	628	11	1,690
720-759	618	267	70	56	15	16	588	16	1,646
680-719	501	234	61	49	14	12	555	21	1,447
640-679	264	142	27	29	9	6	301	18	796
600-639	71	47	9	11	4	4	105	10	261
< 600	30	44	11	14	5	5	103	12	224
No FICO available	252	131	61	68	15	9	954	33	1,523
FICO not required	—	—	—	—	—	—	20,135	—	20,135
Total other consumer	2,987	1,390	413	341	87	101	24,309	140	29,768
Total consumer loans	$62,395	89,654	47,141	27,331	8,545	73,600	79,657	7,613	395,936
(continued on following page)

Wells Fargo & Company	83

Note 4: Loans and Related Allowance for Credit Losses (continued)
(continued from previous page)

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
By FICO:
Residential mortgage – first lien
800+	$35,935	27,396	16,583	5,153	9,430	37,495	2,554	469	135,015
760-799	23,645	9,814	5,412	1,464	2,485	10,509	1,073	265	54,667
720-759	7,842	3,083	1,980	642	1,137	6,277	646	238	21,845
680-719	1,986	876	645	283	501	3,682	393	206	8,572
640-679	449	233	187	89	129	1,851	188	146	3,272
600-639	101	63	46	31	41	1,035	102	89	1,508
< 600	15	13	24	19	41	1,083	114	124	1,433
No FICO available	161	162	117	65	95	1,598	243	359	2,800
Government insured/guaranteed loans (1)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
800+	—	—	—	—	—	188	5,512	1,481	7,181
760-799	—	—	—	—	—	110	2,154	828	3,092
720-759	—	—	—	—	—	130	1,462	790	2,382
680-719	—	—	—	—	—	118	881	633	1,632
640-679	—	—	—	—	—	65	325	338	728
600-639	—	—	—	—	—	39	160	208	407
< 600	—	—	—	—	—	43	164	215	422
No FICO available	28	20	31	27	22	69	334	243	774
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Credit card
800+	—	—	—	—	—	—	4,247	1	4,248
760-799	—	—	—	—	—	—	6,053	7	6,060
720-759	—	—	—	—	—	—	8,475	26	8,501
680-719	—	—	—	—	—	—	9,136	50	9,186
640-679	—	—	—	—	—	—	5,850	47	5,897
600-639	—	—	—	—	—	—	2,298	31	2,329
< 600	—	—	—	—	—	—	2,067	47	2,114
No FICO available	—	—	—	—	—	—	117	1	118
Total credit card	—	—	—	—	—	—	38,243	210	38,453
Auto
800+	4,688	1,983	1,680	690	318	108	—	—	9,467
760-799	4,967	2,123	1,586	586	234	87	—	—	9,583
720-759	4,789	2,104	1,503	583	241	106	—	—	9,326
680-719	5,005	2,282	1,441	526	218	111	—	—	9,583
640-679	4,611	1,824	1,025	369	160	99	—	—	8,088
600-639	3,118	1,114	617	243	117	92	—	—	5,301
< 600	2,372	1,236	853	376	193	187	—	—	5,217
No FICO available	16	34	12	13	9	10	—	—	94
Total auto	29,566	12,700	8,717	3,386	1,490	800	—	—	56,659
Other consumer
800+	450	162	128	34	8	47	1,343	22	2,194
760-799	502	147	117	33	7	22	819	19	1,666
720-759	461	134	115	38	9	18	714	22	1,511
680-719	349	95	99	37	9	15	630	22	1,256
640-679	170	44	55	21	6	8	328	17	649
600-639	42	13	19	9	3	4	117	9	216
< 600	18	12	22	11	3	5	114	12	197
No FICO available	235	113	155	23	62	10	1,236	36	1,870
FICO not required	—	—	—	—	—	—	18,715	—	18,715
Total other consumer	2,227	720	710	206	107	129	24,016	159	28,274
Total consumer loans	$101,969	55,214	34,661	11,714	15,842	77,309	78,564	7,001	382,274
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

84	Wells Fargo & Company

and CLTVs on a quarterly basis. Certain loans do not have an LTV or CLTV due to a lack of industry data availability and portfolios acquired from or serviced by other institutions.
Table 4.11 shows the most updated LTV and CLTV distribution of the residential mortgage – first lien and residential mortgage – junior lien loan portfolios.
Table 4.11: Consumer Loan Categories by LTV/CLTV and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
September 30, 2022
Residential mortgage – first lien
By LTV:
0-60%	$14,608	38,581	31,333	17,850	5,391	61,269	3,570	2,057	174,659
60.01-80%	27,462	27,485	6,359	3,276	907	2,773	226	107	68,595
80.01-100%	1,333	326	91	91	34	86	33	14	2,008
100.01-120% (1)	4	14	6	5	2	16	5	2	54
> 120% (1)	5	7	3	2	—	9	3	2	31
No LTV available	21	67	52	42	22	145	35	10	394
Government insured/guaranteed loans (2)	5	54	135	144	203	7,883	—	—	8,424
Total residential mortgage – first lien	43,438	66,534	37,979	21,410	6,559	72,181	3,872	2,192	254,165
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	444	7,180	4,351	11,975
60.01-80%	—	—	—	—	—	81	833	550	1,464
80.01-100%	—	—	—	—	—	16	119	97	232
100.01-120% (1)	—	—	—	—	—	2	15	12	29
> 120% (1)	—	—	—	—	—	1	6	5	12
No CLTV available	21	32	17	22	20	45	8	23	188
Total residential mortgage – junior lien	21	32	17	22	20	589	8,161	5,038	13,900
Total	$43,459	66,566	37,996	21,432	6,579	72,770	12,033	7,230	268,065
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
	2021	2020	2019	2018	2017	Prior			Total
December 31, 2021
Residential mortgage – first lien
By LTV:
0-60%	$26,618	22,882	16,063	5,310	11,030	57,880	4,348	1,644	145,775
60.01-80%	42,893	18,188	8,356	2,234	2,647	5,017	674	188	80,197
80.01-100%	486	437	474	147	134	339	157	42	2,216
100.01-120% (1)	10	31	24	11	7	48	33	8	172
> 120% (1)	5	10	10	4	3	35	14	3	84
No LTV available	122	92	67	40	38	211	87	11	668
Government insured/guaranteed loans (2)	14	134	209	349	364	12,088	—	—	13,158
Total residential mortgage – first lien	70,148	41,774	25,203	8,095	14,223	75,618	5,313	1,896	242,270
Residential mortgage – junior lien
By CLTV:
0-60%	—	—	—	—	—	475	7,949	3,588	12,012
60.01-80%	—	—	—	—	—	172	2,329	823	3,324
80.01-100%	—	—	—	—	—	55	554	241	850
100.01-120% (1)	—	—	—	—	—	13	104	42	159
> 120% (1)	—	—	—	—	—	3	35	13	51
No CLTV available	28	20	31	27	22	44	21	29	222
Total residential mortgage – junior lien	28	20	31	27	22	762	10,992	4,736	16,618
Total	$70,176	41,794	25,234	8,122	14,245	76,380	16,305	6,632	258,888
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
Table 4.12: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	2022	2021
Commercial:
Commercial and industrial	$742	980	205	190	57	73
Real estate mortgage	850	1,235	101	66	43	51
Real estate construction	3	13	—	5	1	3
Lease financing	108	148	5	9	—	1
Total commercial	1,703	2,376	311	270	101	128
Consumer:
Residential mortgage – first lien	3,024	3,803	2,035	2,722	120	86
Residential mortgage – junior lien	653	801	453	497	41	38
Auto	171	198	—	—	21	26
Other consumer	36	34	—	—	3	2
Total consumer	3,884	4,836	2,488	3,219	185	152
Total nonaccrual loans	$5,587	7,212	2,799	3,489	286	280
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $980 million and $694 million at September 30, 2022, and December 31, 2021, respectively, which included $744 million and $583 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

86	Wells Fargo & Company

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 4.13 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 4.13: Loans 90 Days or More Past Due and Still Accruing

($ in millions)	Sep 30, 2022	Dec 31, 2021
Total:	$3,955	5,358
Less: FHA insured/VA guaranteed (1)	2,657	4,699
Total, not government insured/guaranteed	$1,298	659
By segment and class, not government insured/guaranteed:
Commercial:
Commercial and industrial	$699	206
Real estate mortgage	71	29
Real estate construction	32	—
Total commercial	802	235
Consumer:
Residential mortgage – first lien	13	37
Residential mortgage – junior lien	7	12
Credit card	359	269
Auto	97	88
Other consumer	20	18
Total consumer	496	424
Total, not government insured/guaranteed	$1,298	659
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.
TROUBLED DEBT RESTRUCTURINGS (TDRs)  When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.4 billion and $10.2 billion at September 30, 2022, and December 31, 2021, respectively. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
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
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $416 million and $431 million at September 30, 2022, and December 31, 2021, respectively.
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

Wells Fargo & Company	87

Note 4: Loans and Related Allowance for Credit Losses (continued)
Table 4.14: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended September 30, 2022
Commercial:
Commercial and industrial	$7	4	76	87	—	14.26%	$4
Real estate mortgage	—	1	37	38	—	0.25	1
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Total commercial	7	5	113	125	—	12.15	5
Consumer:
Residential mortgage – first lien	—	72	312	384	1	1.40	72
Residential mortgage – junior lien	—	25	20	45	—	2.33	25
Credit card	—	82	—	82	—	20.45	82
Auto	—	2	8	10	2	3.87	2
Other consumer	—	6	1	7	1	11.46	5
Trial modifications (5)	—	—	—	—	—	—	—
Total consumer	—	187	341	528	4	10.27	186
Total	$7	192	454	653	4	10.31%	$191
Quarter ended September 30, 2021
Commercial:
Commercial and industrial	$2	6	192	200	—	0.61%	$6
Real estate mortgage	—	2	26	28	—	2.95	2
Real estate construction	—	—	—	—	—	—	—
Lease financing	—	—	3	3	—	—	—
Total commercial	2	8	221	231	—	1.32	8
Consumer:
Residential mortgage – first lien	—	11	204	215	—	1.68	11
Residential mortgage – junior lien	—	3	7	10	—	3.45	3
Credit card	—	25	—	25	—	19.18	25
Auto	—	1	23	24	9	4.00	1
Other consumer	—	4	—	4	—	11.52	4
Trial modifications (5)	—	—	2	2	—	—	—
Total consumer	—	44	236	280	9	12.54	44
Total	$2	52	457	511	9	10.69%	$52

(continued on following page)

88	Wells Fargo & Company

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Nine months ended September 30, 2022
Commercial:
Commercial and industrial	$7	18	224	249	—	9.76%	$18
Real estate mortgage	—	11	101	112	—	0.94	11
Real estate construction	—	—	1	1	—	—	—
Lease financing	—	—	1	1	—	—	—
Total commercial	7	29	327	363	—	6.47	29
Consumer:
Residential mortgage – first lien	1	238	950	1,189	3	1.43	238
Residential mortgage – junior lien	—	54	68	122	1	2.36	54
Credit card	—	215	—	215	—	19.66	215
Auto	1	6	56	63	13	4.44	6
Other consumer	—	13	2	15	1	11.37	12
Trial modifications (5)	—	—	252	252	—	—	—
Total consumer	2	526	1,328	1,856	18	9.27	525
Total	$9	555	1,655	2,219	18	9.12%	$554
Nine months ended September 30, 2021
Commercial:
Commercial and industrial	$2	8	752	762	20	0.74%	$8
Real estate mortgage	41	11	212	264	—	1.48	11
Real estate construction	—	—	3	3	—	—	—
Lease financing	—	—	7	7	—	—	—
Total commercial	43	19	974	1,036	20	1.17	19
Consumer:
Residential mortgage – first lien	—	26	1,089	1,115	1	1.60	26
Residential mortgage – junior lien	—	10	29	39	1	2.71	10
Credit card	—	81	—	81	—	19.01	81
Auto	1	3	109	113	46	3.94	3
Other consumer	—	15	1	16	—	11.99	15
Trial modifications (5)	—	—	4	4	—	—	—
Total consumer	1	135	1,232	1,368	48	13.31	135
Total	$44	154	2,206	2,404	68	11.76%	$154
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $105 million and $188 million for the quarters ended September 30, 2022 and 2021, respectively, and $355 million and $646 million for the first nine months of 2022 and 2021, respectively.
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

Table 4.15: Defaulted TDRs

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Commercial:
Commercial and industrial	$1	4	$53	129
Real estate mortgage	3	2	13	27
Real estate construction	—	—	—	—
Lease financing	—	—	—	1
Total commercial	4	6	66	157
Consumer:
Residential mortgage – first lien	32	4	88	9
Residential mortgage – junior lien	4	—	6	1
Credit card	12	5	25	21
Auto	4	11	17	34
Other consumer	—	1	1	2
Total consumer	52	21	137	67
Total	$56	27	$203	224

90	Wells Fargo & Company

Note 5: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 5 (Leasing Activity) in our 2021 Form 10-K for additional information about our leasing activities.
As a Lessor
Noninterest income on leases, included in Table 5.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $186 million and $220 million for the third quarter of 2022 and 2021, respectively, and $559 million and $672 million for the first nine months of 2022 and 2021, respectively.

Table 5.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest income on lease financing	$134	169	$438	522
Other lease revenue:
Variable revenue on lease financing	28	25	85	76
Fixed revenue on operating leases	243	244	730	758
Variable revenue on operating leases	17	14	46	50
Other lease-related revenue (1)	34	39	121	66
Noninterest income on leases	322	322	982	950
Total leasing revenue	$456	491	$1,420	1,472
(1)Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 5.2 presents balances for our operating leases.

Table 5.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2022	Dec 31, 2021
ROU assets	$3,804	3,805
Lease liabilities	4,423	4,476

Table 5.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.
Table 5.3: Lease Costs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Fixed lease expense – operating leases	$263	262	$769	792
Variable lease expense	67	72	210	219
Other (1)	(7)	(15)	(25)	(46)
Total lease costs	$323	319	$954	965
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Wells Fargo & Company	91

Note 6: Equity Securities
Table 6.1 provides a summary of our equity securities by business purpose and accounting method.
Table 6.1: Equity Securities

(in millions)	Sep 30, 2022	Dec 31, 2021
Held for trading at fair value:
Marketable equity securities (1)	$14,791	27,476
Nonmarketable equity securities (2)(3)	8,320	—
Total equity securities held for trading	23,111	27,476
Not held for trading:
Fair value:
Marketable equity securities	1,526	2,578
Nonmarketable equity securities (2)	61	9,044
Total equity securities not held for trading at fair value	1,587	11,622
Equity method:
Private equity	2,790	3,077
Tax-advantaged renewable energy	5,258	4,740
New market tax credit and other	305	379
Total equity method	8,353	8,196
Other methods:
Low-income housing tax credit investments (LIHTC)	12,172	12,314
Private equity (4)	10,036	9,694
Federal Reserve Bank stock and other at cost (5)	4,301	3,584
Total equity securities not held for trading	36,449	45,410
Total equity securities	$59,560	72,886
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
(5)    Substantially all relates to investments in Federal Reserve Bank stock at both September 30, 2022, and December 31, 2021.
Net Gains and Losses Not Held for Trading
Table 6.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 6.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(22)	(157)	$(250)	(23)
Nonmarketable equity securities (1)	(35)	(522)	(73)	13
Total equity securities carried at fair value	(57)	(679)	(323)	(10)
Net gains (losses) from nonmarketable equity securities not carried at fair value (2):
Impairment write-downs	(389)	(23)	(1,403)	(80)
Net unrealized gains (3)	82	816	916	3,078
Net realized gains from sale	330	191	737	742
Total nonmarketable equity securities not carried at fair value	23	984	250	3,740
Net gains (losses) from economic hedge derivatives (1)	—	564	—	227
Total net gains (losses) from equity securities not held for trading	$(34)	869	$(73)	3,957
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
(3)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

92	Wells Fargo & Company

Measurement Alternative
Table 6.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 6.2.
Table 6.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$82	816	$916	3,078
Impairment write-downs	(270)	(19)	(1,214)	(69)
Net realized gains from sale	12	1	90	196
Total net gains (losses) recognized during the period	$(176)	$798	$(208)	3,205
Table 6.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 6.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2022	Dec 31, 2021
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,075	6,278
Gross unrealized losses from observable price changes	(1)	(3)
Impairment write-downs	(1,922)	(821)

Wells Fargo & Company	93

Note 7: Other Assets
Table 7.1 presents the components of other assets.
Table 7.1: Other Assets

(in millions)	Sep 30, 2022	Dec 31, 2021
Corporate/bank-owned life insurance	$20,784	20,619
Accounts receivable (1)	26,576	20,831
Interest receivable:
AFS and HTM debt securities	1,444	1,360
Loans	2,791	1,950
Trading and other	766	305
Operating lease assets (lessor)	5,892	6,182
Operating lease ROU assets (lessee)	3,804	3,805
Customer relationship and other amortized intangibles	167	211
Foreclosed assets	125	112
Due from customers on acceptances	145	155
Other (2)	15,647	11,729
Total other assets	$78,141	67,259
(1)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances.
(2)Primarily includes income tax receivables, prepaid expenses, and private equity and venture capital investments in consolidated portfolio companies.

94	Wells Fargo & Company

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

MORTGAGE LOANS SOLD TO U.S. GOVERNMENT SPONSORED ENTITIES AND TRANSACTIONS WITH GINNIE MAE In the normal course of business we sell originated and purchased residential and commercial mortgage loans to government-sponsored entities (GSEs). These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also transfer mortgage loans into securitization pools pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We repurchased loans of $574 million and $2.1 billion, during the third quarter and first nine months of 2022, respectively, and $780 million and $3.7 billion during the third quarter and first nine months of 2021, respectively, which predominantly represented repurchases of government insured loans. We recorded assets and related liabilities of $345 million and $107 million at September 30, 2022, and December 31, 2021, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties, as well as other recourse arrangements. At September 30, 2022, and December 31, 2021, our liability for these repurchase and recourse arrangements was $158 million and $173 million, respectively, and the maximum exposure to loss was $13.6 billion and $13.3 billion at September 30, 2022, and December 31, 2021, respectively.
Loans serviced for others presented in Table 8.3 are predominantly loans in GSE and GNMA securitizations. See Note 9 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees. Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations.

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

Note 8: Securitizations and Variable Interest Entities (continued)
resulted in no gain or loss because the loans are measured at fair value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 8.1: Transfers with Continuing Involvement

	2022		2021
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended September 30,
Assets sold	$14,447	3,061	37,230	3,502
Proceeds from transfer (1)	14,447	3,121	37,412	3,583
Net gains (losses) on sale	—	60	182	81

Continuing involvement (2):
Servicing rights recognized	$193	32	378	52
Securities recognized (3)	—	39	1,363	30
Loans recognized	—	—	—	—
Nine months ended September 30,
Assets sold	$64,438	11,439	123,719	11,866
Proceeds from transfer (1)	64,490	11,629	124,333	12,092
Net gains (losses) on sale	52	190	614	226

Continuing involvement (2):
Servicing rights recognized	$833	102	1,272	123
Securities recognized (3)	2,062	176	17,757	98
Loans recognized	—	—	926	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity, which predominantly relate to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $3.0 billion and $13.3 billion during the third quarter and first nine months of 2022, respectively, and $13.6 billion and $31.6 billion during the third quarter and first nine months of 2021, respectively.
In the normal course of business we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $95 million and $399 million during the third quarter and first nine months of 2022, respectively, and $116 million and $577 million during the third quarter and first nine months of 2021, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities and to the sale of our student loan portfolio.
Table 8.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 8.2: Residential MSRs – Assumptions at Securitization Date

	2022	2021
Quarter ended September 30,
Prepayment rate (1)	15.0%	14.8
Discount rate	8.5	5.4
Cost to service ($ per loan)	$101	94
Nine months ended September 30,
Prepayment rate (1)	11.9%	14.1
Discount rate	7.7	5.7
Cost to service ($ per loan)	$114	89
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 15 (Fair Values of Assets and Liabilities) and
Note 9 (Mortgage Banking Activities) for additional information on key economic assumptions for residential MSRs.

RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. We transferred $15.7 billion and $33.8 billion of securities to re-securitization VIEs during the nine months ended September 30, 2022 and 2021, respectively. These amounts are not included in Table 8.1. Related total VIE assets were $113.8 billion and $117.7 billion at September 30, 2022, and December 31, 2021, respectively. As of September 30, 2022, and December 31, 2021 we held $1.0 billion and $817 million of securities, respectively. $622 million and $1.1 billion of these securities related to resecuritizations transacted during the nine months ended September 30, 2022 and 2021, respectively.

96	Wells Fargo & Company

Loans Serviced for Others
Table 8.3 presents information about loans that we sold or securitized in which we have ongoing involvement as servicer. These are primarily residential mortgage loans in GSE or GNMA securitizations. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts.
Table 8.3: Loans Serviced for Others

					Net charge-offs (2)
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	2022	2021
Commercial	$122,716	120,962	1,298	1,923	24	123
Residential	665,158	690,813	5,801	10,714	13	16
Total off-balance sheet sold or securitized loans (3)	$787,874	811,775	7,099	12,637	37	139
(1)Includes $339 million and $403 million of commercial foreclosed assets and $120 million and $129 million of residential foreclosed assets at September 30, 2022, and December 31, 2021, respectively.
(2)Net charge-offs exclude loans sold to Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and GNMA as we do not service or manage the underlying real estate upon foreclosure and, as such, do not have access to net charge-off information.
(3)At September 30, 2022, and December 31, 2021, the table includes total loans of $711.3 billion and $736.8 billion, delinquent loans of $5.3 billion and $10.2 billion, and foreclosed assets of $96 million and $100 million, respectively, for FNMA, FHLMC and GNMA.
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
Table 8.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
September 30, 2022
Nonconforming mortgage loan securitizations	$153,831	—	2,468	—	610	(14)	3,064
Tax credit structures	45,130	1,864	—	12,182	—	(4,809)	9,237
Commercial real estate loans	5,632	5,619	—	—	13	—	5,632
Other	2,138	319	1	39	20	—	379
Total	$206,731	7,802	2,469	12,221	643	(4,823)	18,312
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,468	—	610	14	3,092
Tax credit structures		1,864	—	12,182	—	3,749	17,795
Commercial real estate loans		5,619	—	—	13	706	6,338
Other		319	1	39	20	229	608
Total		$7,802	2,469	12,221	643	4,698	27,833
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2021
Nonconforming mortgage loan securitizations	$146,482	—	2,620	—	694	—	3,314
Tax credit structures	44,528	1,904	—	12,322	—	(4,941)	9,285
Commercial real estate loans	5,489	5,481	—	—	8	—	5,489
Other	3,196	531	3	62	49	(1)	644
Total	$199,695	7,916	2,623	12,384	751	(4,942)	18,732
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,620	—	694	27	3,341
Tax credit structures		1,904	—	12,322	—	3,730	17,956
Commercial real estate loans		5,481	—	—	8	710	6,199
Other		531	3	62	49	229	874
Total		$7,916	2,623	12,384	751	4,696	28,370
(1)Includes $216 million and $352 million of securities classified as trading at September 30, 2022, and December 31, 2021, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).

98	Wells Fargo & Company

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

OTHER VIE STRUCTURES Other VIEs are predominantly related to municipal tender option bond (MTOB) transactions. MTOBs are vehicles to finance the purchase of municipal bonds through the issuance of short-term debt to investors. Our involvement with MTOBs includes serving as the residual interest holder, which provides control over the key decisions of the VIE, as well as the remarketing agent or liquidity provider related to the debt issued to investors. We may also securitize nonconforming mortgage loans, in which our involvement includes servicer of the underlying assets and holder of subordinate or senior securities issued by the VIE. During second quarter 2022, we purchased the outstanding mortgage loans from the VIEs and extinguished the related debt associated with such securitizations.

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
Table 8.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Long-term debt	All other liabilities (2)
September 30, 2022
Commercial and industrial loans and leases	$7,068	4,585	—	171	—	(163)
Other	72	—	71	1	—	(72)
Total consolidated VIEs	$7,140	4,585	71	172	—	(235)
December 31, 2021
Commercial and industrial loans and leases	$7,013	4,099	—	231	—	(188)
Other	516	377	71	3	(149)	(71)
Total consolidated VIEs	$7,529	4,476	71	234	(149)	(259)
(1)All other assets includes cash and due from banks, interest-earning deposits with banks, derivative assets, equity securities, and other assets.
(2)All other liabilities includes short-term borrowings, derivative liabilities, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. In our consolidated balance sheet we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $398 million and $388 million at September 30, 2022, and December 31, 2021, respectively. See Note 16 (Preferred Stock) for additional information about trust preferred securities.

Wells Fargo & Company	99

Note 9: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.2 billion and $1.3 billion, with an estimated fair value of $2.3 billion and $1.5 billion, at September 30, 2022 and 2021, respectively. Table 9.1 presents the changes in MSRs measured using the fair value method.

Table 9.1: Analysis of Changes in Fair Value MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Fair value, beginning of period	$9,163	6,717	$6,920	6,125
Servicing from securitizations or asset transfers (1)	204	379	868	1,270
Sales and other (2)	1	(2)	(249)	(10)
Net additions	205	377	619	1,260
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	760	320	3,408	1,421
Servicing and foreclosure costs (4)	(8)	2	(20)	11
Discount rates (5)	(44)	(263)	42	(56)
Prepayment estimates and other (6)	42	216	(207)	(319)
Net changes in valuation inputs or assumptions	750	275	3,223	1,057
Changes due to collection/realization of expected cash flows (7)	(290)	(507)	(934)	(1,580)
Total changes in fair value	460	(232)	2,289	(523)
Fair value, end of period	$9,828	6,862	$9,828	6,862
(1)Includes impacts associated with exercising cleanup calls on securitizations and our right to repurchase delinquent loans from GNMA loan securitization pools. MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.
(2)Includes sales and transfers of MSRs, which can result in an increase in MSRs if related to portfolios with servicing liabilities. In the first nine months of 2022, MSRs decreased $244 million due to the sale of interest-only strips in second quarter 2022 related to excess servicing cash flows from agency residential mortgage backed securitizations.
(3)Includes prepayment rate changes as well as other valuation changes due to changes in mortgage interest rates.
(4)Includes costs to service and unreimbursed foreclosure costs.
(5)In third quarter 2022, we enhanced our approach for estimating the discount rates to a more dynamic methodology for market curves and volatility, which had a nominal impact.
(6)Represents other changes in valuation model inputs or assumptions including prepayment rate estimation changes that are independent of mortgage interest rate changes.
(7)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
Table 9.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. Amounts for residential MSRs include purchased servicing rights as well as servicing rights resulting from the transfer of loans. See Note 15 (Fair Values of Assets and Liabilities) for additional information on key assumptions for residential MSRs.

Table 9.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2022	Dec 31, 2021
Fair value of interests held	$9,828	6,920
Expected weighted-average life (in years)	6.3	4.7

Key assumptions:
Prepayment rate assumption (1)	9.3%	14.7
Impact on fair value from 10% adverse change	$302	356
Impact on fair value from 25% adverse change	720	834

Discount rate assumption	9.1%	6.4
Impact on fair value from 100 basis point increase	$387	276
Impact on fair value from 200 basis point increase	742	529

Cost to service assumption ($ per loan)	102	106
Impact on fair value from 10% adverse change	174	165
Impact on fair value from 25% adverse change	434	411
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

100	Wells Fargo & Company

We present the components of our managed servicing portfolio in Table 9.3 at unpaid principal balance for loans serviced and subserviced for others and at book value for owned loans serviced.
Table 9.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2022	Dec 31, 2021
Residential mortgage servicing:
Serviced and subserviced for others	$688	718
Owned loans serviced	274	276
Total residential servicing	962	994
Commercial mortgage servicing:
Serviced and subserviced for others	586	597
Owned loans serviced	134	130
Total commercial servicing	720	727
Total managed servicing portfolio	$1,682	1,721
Total serviced for others, excluding subserviced for others	$1,264	1,304
MSRs as a percentage of loans serviced for others	0.87%	0.63
Weighted average note rate (mortgage loans serviced for others)	4.10	3.82

At September 30, 2022, and December 31, 2021, we had servicer advances, net of an allowance for uncollectible amounts, of $2.3 billion and $3.2 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, GSEs, insurer or borrower. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are charged-off when deemed uncollectible.
Table 9.4 presents the components of mortgage banking noninterest income.
Table 9.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2022	2021	2022	2021
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$629	684	$1,909	2,100
Unreimbursed direct servicing costs (1)		(35)	(70)	(116)	(284)
Servicing fees		594	614	1,793	1,816
Amortization (2)		(62)	(61)	(185)	(159)
Changes due to collection/realization of expected cash flows (3)	(A)	(290)	(507)	(934)	(1,580)
Net servicing fees		242	46	674	77
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	750	275	3,223	1,057
Net derivative gains (losses) from economic hedges (5)		(863)	(176)	(3,489)	(1,109)
Market-related valuation changes to MSRs, net of hedge results		(113)	99	(266)	(52)
Total net servicing income		129	145	408	25
Net gains on mortgage loan originations/sales (6)		195	1,114	896	3,896
Total mortgage banking noninterest income		$324	1,259	$1,304	3,921
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$460	(232)	$2,289	(523)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)There was no reversal of impairment on the commercial amortized MSRs in third quarter 2022, and $4 million in the first nine months of 2022, compared with a $4 million and $41 million reversal of impairment in the third quarter and first nine months of 2021.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 9.1 in this Note for more detail.
(5)See Note 14 (Derivatives) for additional discussion and detail on economic hedges.
(6)Includes net gains (losses) of $568 million and $2.6 billion in the third quarter and first nine months of 2022, respectively, and $142 million and $987 million in the third quarter and first nine months of 2021, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	101

Note 10: Intangible Assets
Table 10.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 10.1: Intangible Assets

	September 30, 2022			December 31, 2021
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs (2)	$4,909	(3,710)	1,199	4,794	(3,525)	1,269
Customer relationship and other intangibles	754	(587)	167	842	(631)	211
Total amortized intangible assets	$5,663	(4,297)	1,366	5,636	(4,156)	1,480
Unamortized intangible assets:
MSRs (carried at fair value)	$9,828			6,920
Goodwill	25,172			25,180
(1)Balances are excluded commencing in the period following full amortization.
(2)Includes a $4 million valuation allowance recorded for amortized MSRs at December 31, 2021. See Note 9 (Mortgage Banking Activities) for additional information on MSRs.

Table 10.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2022. Future amortization expense may vary from these projections.

Table 10.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Nine months ended September 30, 2022 (actual)	$185	44	229
Estimate for the remainder of 2022	$63	15	78
Estimate for year ended December 31,
2023	228	51	279
2024	194	41	235
2025	170	33	203
2026	137	27	164
2027	108	—	108
Table 10.3 shows the allocation of goodwill to our reportable operating segments.
Table 10.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2021	$16,418	2,938	5,375	344	105	25,180
Foreign currency translation	—	(8)	—	—	—	(8)
September 30, 2022	$16,418	2,930	5,375	344	105	25,172

102	Wells Fargo & Company

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

Table 11.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation (asset)	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2022
Standby letters of credit (1)	$116	15,299	4,170	2,064	432	21,965	6,557
Direct pay letters of credit (1)	13	1,480	2,512	464	6	4,462	1,360
Written options (2)	725	14,127	6,779	1,399	460	22,765	17,171
Loans and LHFS sold with recourse (3)	16	302	916	3,486	8,896	13,600	11,457
Exchange and clearing house guarantees	—	—	—	—	4,438	4,438	—
Other guarantees and indemnifications (4)	—	583	1	10	183	777	527
Total guarantees	$870	31,791	14,378	7,423	14,415	68,007	37,072
December 31, 2021
Standby letters of credit (1)	$119	13,816	5,260	1,572	460	21,108	6,939
Direct pay letters of credit (1)	6	1,597	2,137	1,283	4	5,021	1,373
Written options (2)	(280)	12,107	4,575	513	36	17,231	13,645
Loans and LHFS sold with recourse (3)	20	71	943	3,610	8,650	13,274	11,268
Exchange and clearing house guarantees	—	—	—	—	8,100	8,100	—
Other guarantees and indemnifications (4)	—	797	2	12	263	1,074	756
Total guarantees	$(135)	28,388	12,917	6,990	17,513	65,808	33,981
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
(4)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $138 million and $216 million with related collateral of $1.4 billion and $2.3 billion as of September 30, 2022, and December 31, 2021, respectively.
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
MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of September 30, 2022, our potential maximum exposure was approximately $749.9 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.0 billion and $1.2 billion at September 30, 2022, and December 31, 2021, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

Wells Fargo & Company	103

Note 11:  Guarantees and Other Commitments (continued)
OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of September 30, 2022, and December 31, 2021, we had commitments to purchase debt securities of $165 million and $18 million, respectively, and commitments to purchase equity securities of $3.0 billion and $2.4 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 11.1 in Other guarantees and indemnifications.
Also, we have commitments to purchase loans and securities under resale agreements from certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments was $11.9 billion and $11.0 billion as of September 30, 2022, and December 31, 2021, respectively.
Given the nature of these commitments, they are excluded from Table 4.4 (Unfunded Credit Commitments) in Note 4 (Loans and Related Allowance for Credit Losses).

104	Wells Fargo & Company

Note 12: Pledged Assets and Collateral
Pledged Assets
Table 12.1 provides the carrying amount of on-balance sheet pledged assets, as well as the fair value of other pledged collateral not recognized on our consolidated balance sheet, which we have received from third parties, have the right to repledge, and have repledged.

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
Table 12.1: Pledged Assets

(in millions)	Sep 30, 2022	Dec 31, 2021
Related to trading activities:
Off-balance sheet repledged third-party owned debt and equity securities	$36,282	31,087
Trading debt securities and other	28,687	14,216
Equity securities	2,502	984
Total pledged assets related to trading activities	67,471	46,287
Related to non-trading activities:
Loans	322,237	288,698
Debt securities:
Available-for-sale	52,961	65,198
Held-to-maturity	10,973	13,843
Equity securities	236	1,600
Total pledged assets related to non-trading activities	386,407	369,339
Related to VIEs:
Consolidated VIE assets	4,828	4,781
Loans eligible for repurchase from GNMA securitizations	348	109
Total pledged assets related to VIEs	5,176	4,890
Total pledged assets	$459,054	420,516
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

Wells Fargo & Company	105

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
Table 12.2: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2022	Dec 31, 2021
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$107,586	103,140
Gross amounts offset in consolidated balance sheet (1)	(28,674)	(14,074)
Net amounts in consolidated balance sheet (2)	78,912	89,066
Collateral not recognized in consolidated balance sheet (3)	(78,303)	(88,330)
Net amount (4)	$609	736
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$53,805	35,043
Gross amounts offset in consolidated balance sheet (1)	(28,674)	(14,074)
Net amounts in consolidated balance sheet (5)	25,131	20,969
Collateral pledged but not netted in consolidated balance sheet (6)	(24,837)	(20,820)
Net amount (4)	$294	149
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in the consolidated balance sheet.
(2)Includes $55.8 billion and $66.2 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2022, and December 31, 2021, respectively. Also includes securities purchased under long-term resale agreements (generally one year or more) classified in loans, which totaled $23.1 billion and $22.9 billion, at September 30, 2022, and December 31, 2021, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At September 30, 2022, and December 31, 2021, we have received total collateral with a fair value of $128.0 billion and $124.4 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $35.3 billion and $28.8 billion at September 30, 2022, and December 31, 2021, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At September 30, 2022, and December 31, 2021, we have pledged total collateral with a fair value of $54.9 billion and $35.9 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

106	Wells Fargo & Company

Table 12.3: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2022	Dec 31, 2021
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$29,519	14,956
Securities of U.S. States and political subdivisions	62	1
Federal agency mortgage-backed securities	6,259	3,432
Non-agency mortgage-backed securities	1,127	809
Corporate debt securities	6,935	8,899
Asset-backed securities	991	358
Equity securities	653	919
Other	489	409
Total repurchases	46,035	29,783
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	238	33
Federal agency mortgage-backed securities	38	17
Corporate debt securities	144	80
Equity securities (1)	7,262	5,050
Other	88	80
Total securities lending	7,770	5,260
Total repurchases and securities lending	$53,805	35,043
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 12.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 12.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2022
Repurchase agreements	$34,045	2,322	3,383	6,285	46,035
Securities lending arrangements	7,320	—	450	—	7,770
Total repurchases and securities lending (1)	$41,365	2,322	3,833	6,285	53,805
December 31, 2021
Repurchase agreements	$16,452	3,570	4,276	5,485	29,783
Securities lending arrangements	4,810	—	—	450	5,260
Total repurchases and securities lending (1)	$21,262	3,570	4,276	5,935	35,043
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

Wells Fargo & Company	107

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
ATM ACCESS FEE LITIGATION In October 2011, plaintiffs filed a putative class action, Mackmin, et al. v. Visa, Inc. et al., against Wells Fargo & Company, Wells Fargo Bank, N.A., Visa, MasterCard, and several other banks in the United States District Court for the District of Columbia. Plaintiffs allege that the Visa and MasterCard requirement that if an ATM operator charges an access fee on Visa and MasterCard transactions, then that fee cannot be greater than the access fee charged for transactions on other networks, violates antitrust rules. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law. Two other antitrust cases that make similar allegations were filed in the same court, but these cases did not name Wells Fargo as a defendant. On February 13, 2013, the district court granted defendants’ motions to dismiss the three actions. Plaintiffs appealed the dismissals and, on August 4, 2015, the United States Court of Appeals for the District of Columbia Circuit vacated the district court’s decisions and remanded the three cases to the district court for further proceedings. On June 28, 2016, the United States Supreme Court granted defendants’ petitions for writ of certiorari to review the decisions of the United States Court of Appeals for the District of Columbia. On November 17, 2016, the United States Supreme Court dismissed the petitions as improvidently granted, and the three cases returned to the district court for further proceedings. In November 2021, the district court granted preliminary approval of an agreement pursuant to which the Company will pay $20.8 million in order to resolve the cases. In August 2022, the district court granted final approval of the settlement.
AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. The consent orders require remediation to customers and the payment of a total of $1.0 billion in civil money penalties to the agencies. In July 2017, the Company announced a plan to remediate customers who may have been financially harmed due to issues related to automobile CPI policies purchased through a third-party vendor on their behalf. Multiple putative class actions alleging, among other things, unfair and deceptive practices relating to these CPI policies, were filed against the Company and consolidated into one multi-district litigation in the United States District Court for the Central District of California. As previously disclosed, the Company entered into a settlement to resolve the multi-district litigation. Shareholders also filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. In addition, the Company was subject to a class action in the United States District Court for the Central District of California alleging that customers were entitled to refunds related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements between the customer and dealer and, by assignment, the lender. As previously disclosed, the Company entered into a settlement to resolve the class action. Allegations related to the CPI and GAP programs were among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California, which has been dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. The Company is in resolution discussions with the CFPB regarding a number of CFPB investigations, inquiries, and other matters, including automobile lending matters, consumer deposit account related matters, and mortgage lending matters. There can be no assurance as to the outcome of these discussions. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.
COMMERCIAL LENDING SHAREHOLDER LITIGATION In October and November 2020, plaintiffs filed two putative securities fraud class actions, which were consolidated into one lawsuit pending in the United States District Court for the Northern District of California alleging that the Company and certain of its current and former officers made false and misleading statements or omissions regarding, among other things, the Company’s commercial lending underwriting practices, the credit quality of its commercial credit portfolios, and the value of its commercial loans, collateralized loan obligations and commercial mortgage-backed securities. In May 2022, the district court granted defendants’ motion to dismiss the lawsuit, which was appealed to the United States Court of Appeals for the Ninth Circuit.
COMPANY 401(K) PLAN MATTERS Federal government agencies, including the United States Department of Labor (Department of Labor), are reviewing certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the

108	Wells Fargo & Company

Company’s contributions to the 401(k) plan. On September 12, 2022, the Company announced it had entered into an agreement with the Department of Labor whereby the Company agreed to pay approximately $13.2 million to the Department of Labor and approximately $131.8 million to eligible current and former Company 401(k) plan participants in order to resolve the Department of Labor’s review. As part of the settlement with the Department of Labor, the Company also agreed to redeem certain preferred securities held by the Company’s 401(k) plan in exchange for shares of the Company’s common stock. On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain of these transactions.
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a putative securities fraud class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. Allegations related to the Company’s efforts to comply with these three consent orders are also among the subjects of a shareholder derivative lawsuit filed in California state court.
CONSUMER DEPOSIT ACCOUNT RELATED REGULATORY INVESTIGATIONS The CFPB is conducting an investigation into whether customers were unduly harmed by the Company’s historical practices associated with the freezing (and, in many cases, closing) of consumer deposit accounts after the Company detected suspected fraudulent activity (by third parties or account holders) that affected those accounts. The CFPB is also investigating certain of the Company’s past disclosures to customers regarding the minimum qualifying debit card usage required for customers to receive a waiver of monthly service fees on certain consumer deposit accounts. The Company is in resolution discussions with the CFPB regarding a number of CFPB investigations, inquiries, and other matters, including automobile lending matters, consumer deposit account related matters, and mortgage lending matters. There can be no assurance as to the outcome of these discussions.
HIRING PRACTICES MATTERS Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission, have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of shareholder derivative lawsuits filed in the United States District Court for the Northern District of California.
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

Wells Fargo & Company	109

Note 13:  Legal Actions (continued)
formal or informal inquiries or investigations regarding these and other mortgage servicing matters. The Company is in resolution discussions with the CFPB regarding a number of CFPB investigations, inquiries, and other matters, including automobile lending matters, consumer deposit account related matters, and mortgage lending matters. There can be no assurance as to the outcome of these discussions. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company regarding loss mitigation activities in the Company’s Home Lending business and insufficient progress in addressing requirements under the OCC’s April 2018 consent order. In addition, on September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business.
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
RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints that were consolidated in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.
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

110	Wells Fargo & Company

OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible potential losses in excess of the Company’s accrual for probable and estimable losses was approximately $3.7 billion as of September 30, 2022. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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

Table 14.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2022			December 31, 2021
	Notional or	Fair value		Notional or	Fair value
	contractual	Derivative	Derivative	contractual	Derivative	Derivative
(in millions)	amount	assets	liabilities	amount	assets	liabilities
Derivatives designated as hedging instruments
Interest rate contracts	$235,162	625	565	153,993	2,212	327
Commodity contracts	1,921	41	16	1,739	26	3
Foreign exchange contracts	17,352	43	1,997	24,949	281	669
Total derivatives designated as qualifying hedging instruments		709	2,578		2,519	999
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	86,738	1,058	489	142,234	40	41
Equity contracts (1)	3,648	—	366	26,263	1,493	1,194
Foreign exchange contracts	32,965	1,843	336	28,192	395	88
Credit contracts	40	13	—	290	7	—
Subtotal		2,914	1,191		1,935	1,323
Customer accommodation trading and other derivatives:
Interest rate contracts	10,278,481	43,682	46,094	7,976,534	20,286	17,435
Commodity contracts	108,378	10,015	5,461	74,903	5,939	2,414
Equity contracts (1)	409,739	15,721	10,154	321,863	16,278	17,827
Foreign exchange contracts	1,186,615	22,689	25,725	560,049	5,912	5,915
Credit contracts	44,558	49	35	38,318	39	43
Subtotal		92,156	87,469		48,454	43,634
Total derivatives not designated as hedging instruments		95,070	88,660		50,389	44,957
Total derivatives before netting		95,779	91,238		52,908	45,956
Netting		(66,526)	(67,838)		(31,430)	(36,532)
Total		$29,253	23,400		21,478	9,424
(1)    In first quarter 2022, we prospectively reclassified certain equity securities and related economic hedge derivatives from "not held for trading activities" to "held for trading activities" to better reflect the business activity of those financial instruments. For additional information on Trading Activities, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.
Table 14.2 provides information on the fair values of derivative assets and liabilities subject to enforceable master netting arrangements, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. We execute substantially all of our derivative transactions under master netting arrangements and reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis within our consolidated balance sheet. We determine the balance sheet netting adjustments based on the terms specified within each master netting arrangement, which are determined at the counterparty level. On our consolidated balance sheet we do not net non-cash collateral that we receive or pledge. For disclosure purposes, we present “Total Derivatives, net” which represents the aggregate of our net exposure to each counterparty after considering the balance sheet netting adjustments and any non-cash collateral. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 12 (Pledged Assets and Collateral).

112	Wells Fargo & Company

Table 14.2: Fair Values of Derivative Assets and Liabilities

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$39,884	40,917	20,067	16,654
OTC cleared	2,304	2,200	168	192
Exchange traded	508	309	52	28
Total interest rate contracts	42,696	43,426	20,287	16,874
Commodity contracts
OTC	8,400	2,759	5,040	1,249
Exchange traded	1,318	2,252	557	1,047
Total commodity contracts	9,718	5,011	5,597	2,296
Equity contracts
OTC	6,771	4,663	6,132	9,730
Exchange traded	6,069	4,199	7,493	6,086
Total equity contracts	12,840	8,862	13,625	15,816
Foreign exchange contracts
OTC	23,460	26,938	6,335	6,221
Total foreign exchange contracts	23,460	26,938	6,335	6,221
Credit contracts
OTC	37	26	32	31
Total credit contracts	37	26	32	31
Total derivatives subject to enforceable master netting arrangements, gross	88,751	84,263	45,876	41,238
Less: Gross amounts offset
Counterparty netting (1)	(56,340)	(56,441)	(27,172)	(27,046)
Cash collateral netting	(10,186)	(11,397)	(4,258)	(9,486)
Total derivatives subject to enforceable master netting arrangements, net	22,225	16,425	14,446	4,706
Derivatives not subject to enforceable master netting arrangements	7,028	6,975	7,032	4,718
Total derivatives recognized in consolidated balance sheet, net	29,253	23,400	21,478	9,424
Non-cash collateral	(4,847)	(1,173)	(1,432)	(412)
Total Derivatives, net	$24,406	22,227	20,046	9,012
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $396 million and $284 million and debit valuation adjustments related to derivative liabilities were $497 million and $158 million as of September 30, 2022, and December 31, 2021, respectively, and were primarily related to interest rate contracts.
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
We estimate $491 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2022, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of September 30, 2022, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2021 Form 10-K.

Wells Fargo & Company	113

Note 14: Derivatives (continued)
Table 14.3 and Table 14.4 show the net gains (losses) related to derivatives in fair value and cash flow hedging relationships, respectively.
Table 14.3: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,043	(513)	(1,553)	397	N/A	(1,476)
Interest contracts
Amounts related to interest settlements on derivatives	53	8	(66)	—	(5)	N/A
Recognized on derivatives	1,821	(98)	(6,218)	—	(4,495)	—
Recognized on hedged items	(1,805)	99	6,183	—	4,477	N/A
Total gains (losses) (pre-tax) on interest rate contracts	69	9	(101)	—	(23)	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	—	—	(69)	—	(69)	N/A
Recognized on derivatives	—	—	(283)	(663)	(946)	30
Recognized on hedged items	—	—	311	630	941	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(41)	(33)	(74)	30
Commodity contracts
Recognized on derivatives	—	—	—	94	94	—
Recognized on hedged items	—	—	—	(90)	(90)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	4	4	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$69	9	(142)	(29)	(93)	30
Quarter ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,354	(99)	(745)	609	N/A	50
Interest contracts
Amounts related to interest settlements on derivatives	(65)	68	534	—	537	N/A
Recognized on derivatives	138	(64)	(1,159)	—	(1,085)	—
Recognized on hedged items	(139)	64	1,159	—	1,084	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(66)	68	534	—	536	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	9	—	4	—	13	N/A
Recognized on derivatives	—	—	(94)	(436)	(530)	29
Recognized on hedged items	(1)	—	72	431	502	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	8	—	(18)	(5)	(15)	29
Commodity contracts
Recognized on derivatives	—	—	—	93	93	—
Recognized on hedged items	—	—	—	(92)	(92)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	1	1	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(58)	68	516	(4)	522	29
(continued on following page)

114	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,308	(754)	(3,325)	1,507	N/A	(1,560)
Interest contracts
Amounts related to interest settlements on derivatives	(33)	72	751	—	790	N/A
Recognized on derivatives	3,851	(313)	(18,289)	—	(14,751)	—
Recognized on hedged items	(3,806)	310	18,124	—	14,628	N/A
Total gains (losses) (pre-tax) on interest rate contracts	12	69	586	—	667	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	—	—	(86)	—	(86)	N/A
Recognized on derivatives	—	—	(1,054)	(1,834)	(2,888)	140
Recognized on hedged items	—	—	1,089	1,769	2,858	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(51)	(65)	(116)	140
Commodity contracts
Recognized on derivatives	—	—	—	230	230	—
Recognized on hedged items	—	—	—	(220)	(220)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	10	10	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$12	69	535	(55)	561	140
Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$6,865	(303)	(2,483)	2,283	N/A	134
Interest contracts
Amounts related to interest settlements on derivatives	(200)	233	1,625	—	1,658	N/A
Recognized on derivatives	964	(248)	(5,777)	—	(5,061)	—
Recognized on hedged items	(945)	245	5,701	—	5,001	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(181)	230	1,549	—	1,598	—
Foreign exchange contracts
Amounts related to interest settlements on derivatives	52	—	7	—	59	N/A
Recognized on derivatives	3	—	(363)	73	(287)	40
Recognized on hedged items	(3)	—	310	(89)	218	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	52	—	(46)	(16)	(10)	40
Commodity contracts
Recognized on derivatives	—	—	—	126	126	—
Recognized on hedged items	—	—	—	(129)	(129)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(3)	(3)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(129)	230	1,503	(19)	1,585	40

Wells Fargo & Company	115

Note 14: Derivatives (continued)
Table 14.4: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$10,158	1,017	(1,553)	N/A	(1,476)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	12	15	—	27	(27)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,472)
Total gains (losses) (pre-tax) on interest rate contracts	12	15	—	27	(1,499)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(3)	(7)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$12	15	(3)	24	(1,506)
Quarter ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,057	105	(745)	N/A	50
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(26)	—	—	(26)	26
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on interest rate contracts	(26)	—	—	(26)	25
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(6)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(4)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(26)	—	(2)	(28)	21
Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$25,492	1,526	(3,325)	N/A	(1,560)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	7	53	—	60	(60)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,621)
Total gains (losses) (pre-tax) on interest rate contracts	7	53	—	60	(1,681)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(7)	(7)	7
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(26)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(7)	(7)	(19)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$7	53	(7)	53	(1,700)
Nine months ended September 30, 2021
Total amounts presented in the consolidated statement of income and other comprehensive income	$21,353	244	(2,483)	N/A	134
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(117)	—	—	(117)	117
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(11)
Total gains (losses) (pre-tax) on interest rate contracts	(117)	—	—	(117)	106
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(16)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	(12)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(117)	—	(4)	(121)	94

116	Wells Fargo & Company

Table 14.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 14.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
September 30, 2022
Available-for-sale debt securities (4)	$39,287	(4,088)	16,515	781
Other assets	1,505	(132)	—	—
Deposits	(19,852)	166	(11)	—
Long-term debt	(128,562)	14,026	(5)	—
December 31, 2021
Available-for-sale debt securities (4)	$24,144	(559)	17,962	965
Other assets	1,156	(58)	—	—
Deposits	(10,187)	(144)	—	—
Long-term debt	(138,801)	(5,192)	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities is $699 million and for long-term debt is $0 million as of September 30, 2022, and $873 million for debt securities and $(2.7) billion for long-term debt as of December 31, 2021.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $41 million and $248 million of debt securities and long-term debt cumulative basis adjustments as of September 30, 2022, respectively, and $136 million and $188 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2021, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on economic hedges and other derivatives, see Note 16 (Derivatives) in our 2021 Form 10-K.

Wells Fargo & Company	117

Note 14: Derivatives (continued)
Table 14.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 14.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended September 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(295)	—	(29)	(324)	—
Equity contracts (2)	—	—	3	3	188
Foreign exchange contracts	—	—	940	940	—
Credit contracts	—	—	(2)	(2)	—
Subtotal	(295)	—	912	617	188
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(275)	3,861	—	3,586	—
Commodity contracts	—	69	—	69	—
Equity contracts (2)	—	1,658	(35)	1,623	—
Foreign exchange contracts	—	240	—	240	—
Credit contracts	—	(21)	—	(21)	—
Subtotal	(275)	5,807	(35)	5,497	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(570)	5,807	877	6,114	188
Quarter ended September 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(34)	—	(1)	(35)	—
Equity contracts	—	564	(2)	562	42
Foreign exchange contracts	—	—	310	310	—
Credit contracts	—	—	(5)	(5)	—
Subtotal	(34)	564	302	832	42
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	109	189	—	298	—
Commodity contracts	—	31	—	31	—
Equity contracts	—	(722)	(51)	(773)	—
Foreign exchange contracts	—	105	—	105	—
Credit contracts	—	(7)	—	(7)	—
Subtotal	109	(404)	(51)	(346)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$75	160	251	486	42
(continued on following page)

118	Wells Fargo & Company

(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains from trading and securities	Other	Total	Personnel expense
Nine months ended September 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(933)	—	(81)	(1,014)	—
Equity contracts (2)	—	—	12	12	1,031
Foreign exchange contracts	—	—	2,009	2,009	—
Credit contracts	—	—	5	5	—
Subtotal	(933)	—	1,945	1,012	1,031
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(1,087)	9,866	—	8,779	—
Commodity contracts	—	286	—	286	—
Equity contracts (2)	—	6,562	(149)	6,413	—
Foreign exchange contracts	—	885	—	885	—
Credit contracts	—	20	—	20	—
Subtotal	(1,087)	17,619	(149)	16,383	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(2,020)	17,619	1,796	17,395	1,031
Nine months ended September 30, 2021
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(122)	—	(7)	(129)	—
Equity contracts	—	227	(1)	226	(357)
Foreign exchange contracts	—	—	291	291	—
Credit contracts	—	—	(10)	(10)	—
Subtotal	(122)	227	273	378	(357)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	60	1,519	—	1,579	—
Commodity contracts	—	75	—	75	—
Equity contracts	—	(2,807)	(444)	(3,251)	—
Foreign exchange contracts	—	545	—	545	—
Credit contracts	—	(78)	—	(78)	—
Subtotal	60	(746)	(444)	(1,130)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(62)	(519)	(171)	(752)	(357)
(1)Mortgage banking amounts for third quarter and first nine months of 2022 are comprised of gains (losses) of $(863) million and $(3.5) billion, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $568 million and $2.6 billion, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for third quarter and first nine months of 2021 are comprised of gains (losses) of $(176) million and $(1.1) billion offset by gains (losses) of $142 million and $987 million, respectively.
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
Table 14.7 provides details of sold credit derivatives.

Table 14.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
September 30, 2022
Credit default swaps	$10,552	1,950
Risk participation swaps	7,232	6,983
Total credit derivatives	$17,784	8,933
December 31, 2021
Credit default swaps	$8,033	1,982
Risk participation swaps	6,756	6,012
Total credit derivatives	$14,789	7,994

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
Table 14.8: Credit-Risk Contingent Features

(in billions)	Sep 30, 2022	Dec 31, 2021
Net derivative liabilities with credit-risk contingent features	$17.7	12.2
Collateral posted	13.9	11.0
Additional collateral to be posted upon a below investment grade credit rating (1)	3.9	1.2
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

120	Wells Fargo & Company

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

Note 15: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 15.1: Fair Value on a Recurring Basis

	September 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$29,417	4,768	—	34,185	27,607	2,249	—	29,856
Collateralized loan obligations	—	660	167	827	—	655	211	866
Corporate debt securities	—	10,154	15	10,169	—	9,987	18	10,005
Federal agency mortgage-backed securities	—	32,921	—	32,921	—	40,350	—	40,350
Non-agency mortgage-backed securities	—	1,409	—	1,409	—	1,531	11	1,542
Other debt securities	—	6,255	—	6,255	—	5,645	1	5,646
Total trading debt securities	29,417	56,167	182	85,766	27,607	60,417	241	88,265
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	44,730	—	—	44,730	39,661	—	—	39,661
Non-U.S. government securities	—	162	—	162	—	71	—	71
Securities of U.S. states and political subdivisions	—	10,127	539	10,666	—	16,832	85	16,917
Federal agency mortgage-backed securities	—	50,351	—	50,351	—	105,886	—	105,886
Non-agency mortgage-backed securities	—	3,426	—	3,426	—	4,522	10	4,532
Collateralized loan obligations	—	4,134	—	4,134	—	5,708	—	5,708
Other debt securities	—	2,192	174	2,366	—	4,378	91	4,469
Total available-for-sale debt securities	44,730	70,392	713	115,835	39,661	137,397	186	177,244
Loans held for sale	—	5,051	1,074	6,125	—	14,862	1,033	15,895
Mortgage servicing rights (residential)	—	—	9,828	9,828	—	—	6,920	6,920
Derivative assets (gross):
Interest rate contracts	508	44,681	176	45,365	52	22,296	190	22,538
Commodity contracts	—	9,811	245	10,056	—	5,902	63	5,965
Equity contracts	5,472	9,683	566	15,721	6,402	9,350	2,019	17,771
Foreign exchange contracts	95	24,390	90	24,575	8	6,573	7	6,588
Credit contracts	—	44	18	62	—	32	14	46
Total derivative assets (gross)	6,075	88,609	1,095	95,779	6,462	44,153	2,293	52,908
Equity securities:
Marketable	16,092	222	3	16,317	29,968	82	4	30,054
Nonmarketable (1)	—	8,366	15	8,381	—	57	8,906	8,963
Total equity securities	16,092	8,588	18	24,698	29,968	139	8,910	39,017
Total assets prior to derivative netting	$96,314	228,807	12,910	338,031	103,698	256,968	19,583	380,249
Derivative netting (2)				(66,526)				(31,430)
Total assets after derivative netting				$271,505				348,819
Derivative liabilities (gross):
Interest rate contracts	$(309)	(44,193)	(2,646)	(47,148)	(28)	(17,712)	(63)	(17,803)
Commodity contracts	—	(5,357)	(120)	(5,477)	—	(2,351)	(66)	(2,417)
Equity contracts	(3,550)	(5,261)	(1,709)	(10,520)	(5,820)	(10,753)	(2,448)	(19,021)
Foreign exchange contracts	(87)	(27,943)	(28)	(28,058)	(8)	(6,654)	(10)	(6,672)
Credit contracts	—	(33)	(2)	(35)	—	(40)	(3)	(43)
Total derivative liabilities (gross)	(3,946)	(82,787)	(4,505)	(91,238)	(5,856)	(37,510)	(2,590)	(45,956)
Short-sale and other trading liabilities	(20,592)	(6,380)	—	(26,972)	(15,436)	(5,249)	—	(20,685)
Total liabilities prior to derivative netting	$(24,538)	(89,167)	(4,505)	(118,210)	(21,292)	(42,759)	(2,590)	(66,641)
Derivative netting (2)				67,838				36,532
Total liabilities after derivative netting				$(50,372)				(30,109)
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

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 15.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 15.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended September 30, 2022
Trading debt securities	$169	(15)	68	(43)	—	—	3	182	(15)	(6)
Available-for-sale debt securities	167	(9)	225	—	(4)	334	—	713	—	(6)
Loans held for sale	1,072	(55)	114	(36)	(45)	28	(4)	1,074	(55)	(7)
Mortgage servicing rights (residential) (8)	9,163	460	204	1	—	—	—	9,828	750	(7)
Net derivative assets and liabilities:
Interest rate contracts	(571)	(2,220)	—	—	132	188	1	(2,470)	(1,905)
Equity contracts	(1,503)	(137)	—	—	249	12	236	(1,143)	131
Other derivative contracts	137	28	13	(8)	28	—	5	203	70
Total derivative contracts	(1,937)	(2,329)	13	(8)	409	200	242	(3,410)	(1,704)	(9)
Equity securities	31	(1)	1	(1)	—	(3)	(9)	18	(1)	(6)
Quarter ended September 30, 2021
Trading debt securities	$192	1	130	(101)	(2)	—	(6)	214	(3)	(6)
Available-for-sale debt securities	2,805	1	362	—	(49)	—	(816)	2,303	7	(6)
Loans held for sale	1,069	(8)	117	(79)	(83)	106	(131)	991	(10)	(7)
Mortgage servicing rights (residential) (8)	6,717	(232)	379	(2)	—	—	—	6,862	275	(7)
Net derivative assets and liabilities:
Interest rate contracts	314	110	—	—	(260)	—	—	164	16
Equity contracts	(425)	(493)	—	—	595	(58)	46	(335)	45
Other derivative contracts	35	(68)	1	(3)	25	(2)	—	(12)	(25)
Total derivative contracts	(76)	(451)	1	(3)	360	(60)	46	(183)	36	(9)
Equity securities	9,660	(487)	—	—	—	4	—	9,177	(487)	(6)
Nine months ended September 30, 2022
Trading debt securities	$241	(52)	161	(135)	(6)	5	(32)	182	(48)	(6)
Available-for-sale debt securities	186	(35)	279	(25)	(14)	460	(138)	713	(1)	(6)
Loans held for sale	1,033	(173)	293	(106)	(175)	214	(12)	1,074	(163)	(7)
Mortgage servicing rights (residential) (8)	6,920	2,289	868	(249)	—	—	—	9,828	3,223	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(3,179)	—	—	778	(197)	1	(2,470)	(2,348)
Equity contracts	(429)	(158)	—	—	1,118	(584)	(1,090)	(1,143)	503
Other derivative contracts	5	94	13	(8)	100	—	(1)	203	179
Total derivative contracts	(297)	(3,243)	13	(8)	1,996	(781)	(1,090)	(3,410)	(1,666)	(9)
Equity securities	8,910	3	1	(3)	—	2	(8,895)	18	(2)	(6)
Nine months ended September 30, 2021
Trading debt securities	$173	21	422	(403)	(7)	22	(14)	214	2	(6)
Available-for-sale debt securities	2,994	22	386	—	(237)	253	(1,115)	2,303	(13)	(6)
Loans held for sale	1,234	(12)	377	(458)	(300)	284	(134)	991	(13)	(7)
Mortgage servicing rights (residential) (8)	6,125	(523)	1,270	(10)	—	—	—	6,862	1,057	(7)
Net derivative assets and liabilities:
Interest rate contracts	446	27	—	—	(304)	—	(5)	164	(14)
Equity contracts	(314)	(819)	—	—	755	(95)	138	(335)	(154)
Other derivative contracts	39	(108)	3	(4)	57	(2)	3	(12)	(10)
Total derivative contracts	171	(900)	3	(4)	508	(97)	136	(183)	(178)	(9)
Equity securities	9,233	(58)	—	(5)	—	7	—	9,177	(59)	(6)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $(9) million and $(36) million and included in other comprehensive income from AFS debt securities for the third quarter and first nine months of 2022, respectively. The corresponding amounts for the third quarter and first nine months of 2021 were $(2) million and $34 million, respectively.
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
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $5 million and $(3) million included in other comprehensive income from AFS debt securities for the third quarter and first nine months of 2021, respectively.
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
Table 15.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2022
Trading and available-for-sale debt securities	$585		Discounted cash flow	Discount rate	3.0	-	12.5%		4.4
	182		Market comparable pricing	Comparability adjustment	(26.8)	-	48.0		0.7
	128		Market comparable pricing	Multiples	1.1x	-	7.4x		4.1x
Loans held for sale	1,074		Discounted cash flow	Default rate	0.0	-	33.4%		0.7
				Discount rate	2.3	-	13.7		7.8
				Loss severity	0.0	-	54.7		17.4
				Prepayment rate	3.7	-	15.0		11.2
Mortgage servicing rights (residential)	9,828		Discounted cash flow	Cost to service per loan (1)	$52	-	563		102
				Discount rate	8.8	-	13.3%		9.1
				Prepayment rate (2)	8.1	-	19.7		9.3
Net derivative assets and (liabilities):
Interest rate contracts	(2,082)		Discounted cash flow	Discount rate	3.1	-	4.3		3.9
	(102)		Discounted cash flow	Default rate	0.4	-	5.0		2.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.6
Interest rate contracts: derivative loan commitments	(286)		Discounted cash flow	Fall-out factor	1.0	-	99.0		20.5
				Initial-value servicing	(43.2)	-	276.0	bps	5.5
Equity contracts	(948)		Discounted cash flow	Conversion factor	(13.9)	-	0.0%		(10.3)
				Weighted average life	0.3	-	2.3	yrs	1.0
	(195)		Option model	Correlation factor	(77.0)	-	99.0%		50.8
				Volatility factor	6.5	-	85.0		39.9
Insignificant Level 3 assets, net of liabilities	221
Total Level 3 assets, net of liabilities	$8,405	(3)
December 31, 2021
Trading and available-for-sale debt securities	$136		Discounted cash flow	Discount rate	0.4	-	12.5%		5.5
	11		Vendor priced
	280		Market comparable pricing	Comparability adjustment	(30.2)	-	19.2		(4.6)
Loans held for sale	1,033		Discounted cash flow	Default rate	0.0	-	29.2%		1.2
				Discount rate	1.6	-	11.9		5.1
				Loss severity	0.0	-	46.9		15.4
				Prepayment rate	7.5	-	18.2		13.1
Mortgage servicing rights (residential)	6,920		Discounted cash flow	Cost to service per loan (1)	$54	-	585		106
				Discount rate	5.8	-	8.8%		6.4
				Prepayment rate (2)	12.5	-	21.1		14.7
Net derivative assets and (liabilities):
Interest rate contracts	87		Discounted cash flow	Default rate	0.0	-	5.0		2.1
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	40		Discounted cash flow	Fall-out factor	1.0	-	99.0		16.8
				Initial-value servicing	(74.8)	-	146.0	bps	50.9
Equity contracts	253		Discounted cash flow	Conversion factor	(10.2)	-	0.0%		(9.7)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(682)		Option model	Correlation factor	(77.0)	-	99.0%		23.2
				Volatility factor	6.5	-	72.0		29.1
Nonmarketable equity securities	8,906		Market comparable pricing	Comparability adjustment	(21.6)	-	(7.7)		(15.5)
Insignificant Level 3 assets, net of liabilities	9
Total Level 3 assets, net of liabilities	$16,993	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans the range is $52 - $181 at September 30, 2022, and $54 - $199 at December 31, 2021.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $12.9 billion and $19.6 billion and total Level 3 liabilities of $4.5 billion and $2.6 billion, before netting of derivative balances, at September 30, 2022, and December 31, 2021, respectively.
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
Table 15.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2022, and December 31, 2021, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2022, and year ended December 31, 2021.

Table 15.4: Fair Value on a Nonrecurring Basis

	September 30, 2022			December 31, 2021
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$840	1,513	2,353	3,911	1,407	5,318
Loans:
Commercial	206	—	206	476	—	476
Consumer	491	—	491	380	—	380
Total loans	697	—	697	856	—	856
Mortgage servicing rights (commercial)	—	75	75	—	567	567
Nonmarketable equity securities	1,566	3,666	5,232	6,262	765	7,027
Other assets	1,560	243	1,803	1,373	175	1,548
Total assets at fair value on a nonrecurring basis	$4,663	5,497	10,160	12,402	2,914	15,316
(1)Predominantly consists of commercial mortgages and residential mortgage – first lien loans.
Table 15.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 15.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2022	2021
Loans held for sale	$(87)	28
Loans:
Commercial	(72)	(254)
Consumer	(544)	(409)
Total loans	(616)	(663)
Mortgage servicing rights (commercial)	4	36
Nonmarketable equity securities (1)	(357)	2,974
Other assets (2)	(319)	(84)
Total	$(1,375)	2,291
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

Wells Fargo & Company	125

Note 15: Fair Values of Assets and Liabilities (continued)
Table 15.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
September 30, 2022
Loans held for sale (2)	$1,513	Discounted cash flow	Default rate	(3)	0.2	-	89.8%	15.9
			Discount rate		0.6	-	13.9	4.1
			Loss severity		0.4	-	49.8	3.9
			Prepayment rate	(4)	2.7	-	100.0	37.1
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan		$3,775	-	3,775	3,775
			Discount rate		5.2	-	5.2%	5.2
			Prepayment rate		0.0	-	20.6	6.7
Nonmarketable equity securities	1,992	Market comparable pricing	Comparability adjustment		(100.0)	-	(4.0)	(23.0)
	1,666	Market comparable pricing	Multiples		0.8x	-	24.2x	16.7x
Other assets (5)	234	Market comparable pricing	Multiples		6.4	-	8.0	7.1
Insignificant Level 3 assets	17
Total	$5,497
December 31, 2021
Loans held for sale (2)	$1,407	Discounted cash flow	Default rate	(3)	0.2	-	78.3%	25.6
			Discount rate		0.6	-	12.0	3.3
			Loss severity		0.4	-	45.6	4.8
			Prepayment rate	(4)	5.4	-	100.0	38.9
Mortgage servicing rights (commercial)	567	Discounted cash flow	Cost to service per loan		$150	-	3,381	2,771
			Discount rate		4.0	-	4.5%	4.0
			Prepayment rate		0.0	-	20.6	5.5
Nonmarketable equity securities	745	Market comparable pricing	Comparability adjustment		(100.0)	-	(33.0)	(59.0)
	15	Market comparable pricing	Multiples		2.0x	-	3.3x	2.8x
	5	Discounted cash flow	Discount rate		10.5	-	10.5%	10.5
Other assets	175	Discounted cash flow	Discount rate		0.2	-	4.4	2.9
Total	$2,914
(1)See Note 17 (Fair Values of Assets and Liabilities) in our 2021 Form 10-K for additional information on the valuation technique and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $1.3 billion and $1.2 billion of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at September 30, 2022, and December 31, 2021, respectively, and approximately $200 million of other mortgage loans that are not government insured/guaranteed at both September 30, 2022, and December 31, 2021.
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
Table 15.7 reflects differences between the fair value carrying amount of the assets for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity. Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at September 30, 2022, and December 31, 2021.

Table 15.7: Fair Value Option

	September 30, 2022			December 31, 2021
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale	$6,125	6,612	(487)	15,895	15,750	145
The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for LHFS accounted for under the fair value option were $(146) million and $(739) million in the third quarter and first nine months of 2022, respectively, and $495 million and $1.7 billion in the third quarter and first nine months of 2021, respectively. Substantially all of these amounts were included in the mortgage banking noninterest income line of the consolidated statement of income. For performing loans, instrument-specific credit risk gains or losses were derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. Gains and losses attributable to instrument-specific credit risk related to assets accounted for under the fair value option in the third quarter and first nine months of both 2022 and 2021, were insignificant.

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 15.8. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $800 million and $1.4 billion at September 30, 2022, and December 31, 2021, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 15.8: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets
Cash and due from banks (1)	$27,634	27,634	—	—	27,634
Interest-earning deposits with banks (1)	137,821	137,618	203	—	137,821
Federal funds sold and securities purchased under resale agreements (1)	55,840	—	55,840	—	55,840
Held-to-maturity debt securities	300,434	14,358	238,580	2,633	255,571
Loans held for sale	3,309	—	1,652	1,707	3,359
Loans, net (2)	918,780	—	58,172	828,320	886,492
Nonmarketable equity securities (cost method)	4,301	—	—	4,363	4,363
Total financial assets	$1,448,119	179,610	354,447	837,023	1,371,080
Financial liabilities
Deposits (3)	$39,194	—	25,093	13,051	38,144
Short-term borrowings	48,222	—	48,237	—	48,237
Long-term debt (4)	155,634	—	151,895	1,022	152,917
Total financial liabilities	$243,050	—	225,225	14,073	239,298
December 31, 2021
Financial assets
Cash and due from banks (1)	$24,616	24,616	—	—	24,616
Interest-earning deposits with banks (1)	209,614	209,452	162	—	209,614
Federal funds sold and securities purchased under resale agreements (1)	66,223	—	66,223	—	66,223
Held-to-maturity debt securities	272,022	16,825	252,717	2,844	272,386
Loans held for sale	7,722	—	6,300	1,629	7,929
Loans, net (2)	868,278	—	63,404	820,559	883,963
Nonmarketable equity securities (cost method)	3,584	—	—	3,646	3,646
Total financial assets	$1,452,059	250,893	388,806	828,678	1,468,377
Financial liabilities
Deposits (3)	$30,012	—	14,401	15,601	30,002
Short-term borrowings	34,409	—	34,409	—	34,409
Long-term debt (4)	160,660	—	166,682	1,402	168,084
Total financial liabilities	$225,081	—	215,492	17,003	232,495
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $14.4 billion and $14.5 billion at September 30, 2022, and December 31, 2021, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.4 trillion and $1.5 trillion at September 30, 2022, and December 31, 2021, respectively.
(4)Excludes obligations under finance leases of $23 million and $26 million at September 30, 2022, and December 31, 2021, respectively.

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

Table 16.1: Preferred Stock

	September 30, 2022				December 31, 2021
(in millions, except shares)	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	97,000	96,546	$—	—	97,000	96,546	$—	—
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock	4,025,000	3,967,986	3,968	3,200	4,025,000	3,967,995	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A Preferred Stock	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A Preferred Stock	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A Preferred Stock	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A Preferred Stock	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A Preferred Stock	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A Preferred Stock	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
ESOP (2)
Cumulative Convertible Preferred Stock	609,434	609,434	609	609	609,434	609,434	609	609
Total	5,386,234	5,323,866	$20,825	20,057	5,386,234	5,323,875	$20,825	20,057
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
In October 2022, we redeemed all outstanding shares of our ESOP Preferred Stock in exchange for shares of the Company’s common stock. The redemption price was based on a fair market value of $618 million.

Table 16.2: ESOP Preferred Stock

	Shares issued and outstanding		Carrying value		Adjustable dividend rate
(in millions, except shares)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Minimum	Maximum
ESOP Preferred Stock
$1,000 liquidation preference per share
2018	189,225	189,225	$189	189	7.00%	8.00%
2017	135,135	135,135	135	135	7.00	8.00
2016	128,380	128,380	128	128	9.30	10.30
2015	68,106	68,106	68	68	8.90	9.90
2014	62,420	62,420	63	63	8.70	9.70
2013	26,168	26,168	26	26	8.50	9.50
Total ESOP Preferred Stock (1)	609,434	609,434	$609	609
Unearned ESOP shares (2)			$(646)	(646)
(1)At both September 30, 2022, and December 31, 2021, additional paid-in capital included $37 million related to ESOP Preferred Stock.
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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2022
Net interest income (2)	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income:
Deposit-related fees	773	256	255	5	—	—	1,289
Lending-related fees (2)	32	126	198	2	—	—	358
Investment advisory and other asset-based fees (3)	—	13	32	2,066	—	—	2,111
Commissions and brokerage services fees	—	—	76	486	—	—	562
Investment banking fees	—	14	392	—	(31)	—	375
Card fees:
Card interchange and network revenue (4)	915	60	15	1	—	—	991
Other card fees (2)	128	—	—	—	—	—	128
Total card fees	1,043	60	15	1	—	—	1,119
Mortgage banking (2)	212	—	115	(3)	—	—	324
Net gains (losses) from trading activities (2)	—	(4)	674	16	214	—	900
Net gains from debt securities (2)	—	—	—	—	6	—	6
Net gains (losses) from equity securities (2)	12	85	(2)	(1)	(128)	—	(34)
Lease income (2)	—	176	1	—	145	—	322
Other (2)	103	235	34	5	78	(380)	75
Total noninterest income	2,175	961	1,790	2,577	284	(380)	7,407
Total revenue	$9,277	2,952	4,060	3,665	36	(485)	19,505
Quarter ended September 30, 2021
Net interest income (2)	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income:
Deposit-related fees	799	323	286	7	1	—	1,416
Lending-related fees (2)	35	132	196	2	—	—	365
Investment advisory and other asset-based fees (3)	—	1	9	2,457	415	—	2,882
Commissions and brokerage services fees	—	—	67	458	—	—	525
Investment banking fees	(1)	16	536	4	(8)	—	547
Card fees:
Card interchange and network revenue (4)	878	51	12	1	—	—	942
Other card fees (2)	136	—	—	—	—	—	136
Total card fees	1,014	51	12	1	—	—	1,078
Mortgage banking (2)	1,168	—	94	(3)	—	—	1,259
Net gains (losses) from trading activities (2)	(1)	(1)	85	4	5	—	92
Net gains from debt securities (2)	—	44	—	—	239	—	283
Net gains (losses) from equity securities (2)	(2)	(40)	100	37	774	—	869
Lease income (2)	—	165	—	—	157	—	322
Other (2)	85	154	134	14	169	(269)	287
Total noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	$8,804	2,076	3,385	3,618	1,325	(374)	18,834
Nine months ended September 30, 2022
Net interest income (2)	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income:
Deposit-related fees	2,397	894	828	19	—	—	4,138
Lending-related fees (2)	100	369	578	6	—	—	1,053
Investment advisory and other asset-based fees (3)	—	25	74	6,848	8	—	6,955
Commissions and brokerage services fees	—	—	242	1,399	—	—	1,641
Investment banking fees	(3)	44	1,161	—	(94)	—	1,108
Card fees:
Card interchange and network revenue (4)	2,669	171	44	3	—	—	2,887
Other card fees (2)	373	—	—	—	—	—	373
Total card fees	3,042	171	44	3	—	—	3,260
Mortgage banking (2)	1,077	—	236	(9)	—	—	1,304
Net gains (losses) from trading activities (2)	—	(4)	1,280	28	260	—	1,564
Net gains from debt securities (2)	—	5	—	—	146	—	151
Net gains (losses) from equity securities (2)	(5)	104	(9)	(2)	(161)	—	(73)
Lease income (2)	—	534	14	—	434	—	982
Other (2)	269	697	338	32	383	(1,194)	525
Total noninterest income	6,877	2,839	4,786	8,324	976	(1,194)	22,608
Total revenue	$26,347	7,771	11,103	11,127	(709)	(1,514)	54,125

(continued on following page)

130	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2021
Net interest income (2)	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income:
Deposit-related fees	2,192	965	829	21	6	—	4,013
Lending-related fees (2)	111	403	569	6	(1)	—	1,088
Investment advisory and other asset-based fees (3)	—	8	43	7,145	1,236	—	8,432
Commissions and brokerage services fees	—	—	216	1,526	(1)	—	1,741
Investment banking fees	(9)	38	1,727	2	(73)	—	1,685
Card fees:
Card interchange and network revenue (4)	2,552	145	33	3	—	—	2,733
Other card fees (2)	371	—	—	—	—	—	371
Total card fees	2,923	145	33	3	—	—	3,104
Mortgage banking (2)	3,585	—	345	(9)	—	—	3,921
Net gains (losses) from trading activities (2)	—	—	446	16	(1)	—	461
Net gains from debt securities (2)	—	44	—	—	390	—	434
Net gains from equity securities (2)	32	5	221	43	3,656	—	3,957
Lease income (2)	—	512	1	—	437	—	950
Other (2)	370	458	469	41	847	(852)	1,333
Total noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	$26,144	6,265	10,327	10,698	5,375	(1,173)	57,636
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
(3)We earned trailing commissions of $231 million and $747 million for the third quarter and first nine months of 2022, respectively, and $297 million and $895 million for the third quarter and first nine months of 2021, respectively.
(4)The cost of credit card rewards and rebates of $577 million and $1.6 billion for the third quarter and first nine months of 2022, respectively, and $416 million and $1.1 billion for the third quarter and first nine months of 2021, respectively, are presented net against the related revenues.

Wells Fargo & Company	131

Note 18: Employee Benefits and Expenses
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
We recognize settlement losses for our Cash Balance Plan based on an assessment of whether lump sum benefit payments will, in aggregate for the year, exceed the sum of its annual service and interest cost (threshold). Settlement losses of $48 million and $151 million were recognized during the third quarter and first nine months of 2022, respectively, compared with $35 million and $97 million, respectively, for the same periods a year ago, representing the pro rata portion of the net loss in AOCI based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first nine months of 2022 and
2021. As a result of the settlement losses, we remeasured the Cash Balance Plan obligation and plan assets as of both September 30, 2022 and 2021, and used a discount rate of 5.44% and 2.80%, respectively. In the third quarter and first nine months of 2022, respectively, the result of the settlement losses and remeasurements was:
•a decrease of $143 million and $253 million in the Cash Balance Plan asset; and
•a decrease of $95 million and $102 million in OCI (pre-tax).
In the third quarter and first nine months of 2021, the result of the settlement losses and remeasurement was:
•a decrease of $224 million and increase of $123 million in the Cash Balance Plan asset; and
•a decrease of $189 million and increase of $220 million in OCI (pre-tax).

Table 18.1 presents the components of net periodic benefit cost. The expected long-term rate of return on plan assets and interest cost discount rate in determining net periodic benefit cost for third quarter 2022 were 5.34% and 4.48%, respectively. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on the consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2022			2021
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$5	—	—	4	—	—
Interest cost	95	3	1	77	3	2
Expected return on plan assets	(119)	—	(5)	(150)	—	(5)
Amortization of net actuarial loss (gain)	34	3	(6)	31	4	(5)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	48	—	—	35	—	—
Net periodic benefit cost	$63	6	(12)	(3)	7	(10)
Nine months ended September 30,
Service cost	$15	—	—	13	—	—
Interest cost	244	8	6	219	9	8
Expected return on plan assets	(384)	—	(16)	(456)	—	(14)
Amortization of net actuarial loss (gain)	100	9	(17)	106	11	(15)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Settlement loss	157	1	—	97	2	—
Net periodic benefit cost	$132	18	(34)	(21)	22	(28)
Expenses
Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $207 million and $640 million in the third quarter and first nine months of 2022, respectively, compared with $213 million and $622 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
We may incur expenses related to a variety of loss contingencies, such as customer remediation activities. We establish an accrued liability when a loss event is probable and the amount of the loss can be reasonably estimated. In third quarter 2022, we recognized $2.0 billion of accruals primarily related to a variety of historical matters, including litigation, customer remediation, and regulatory matters, which were included in operating losses. See Note 13 (Legal Actions) for additional information on accruals for legal actions.

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
Table 19.1 provides details on our restructuring charges.
Table 19.1: Accruals for Restructuring Charges

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Balance, beginning of period	$375	804	$565	1,214
Restructuring charges	—	244	—	547
Changes in estimates	—	(243)	5	(537)
Payments and utilization	(108)	(149)	(303)	(568)
Balance, end of period	$267	656	$267	656

Wells Fargo & Company	133

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

		Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)		2022	2021	2022	2021
Wells Fargo net income		$3,528	5,122	$10,318	15,798
Less: Preferred stock dividends and other (1)		278	335	836	1,012
Wells Fargo net income applicable to common stock (numerator)		$3,250	4,787	$9,482	14,786
Earnings per common share
Average common shares outstanding (denominator)		3,796.5	4,056.3	3,807.0	4,107.1
Per share		$0.86	1.18	$2.49	3.60
Diluted earnings per common share
Average common shares outstanding		3,796.5	4,056.3	3,807.0	4,107.1
Add:	Restricted share rights (2)	28.6	34.1	31.5	32.9
Diluted average common shares outstanding (denominator)		3,825.1	4,090.4	3,838.5	4,140.0
Per share		$0.85	1.17	$2.47	3.57
(1)The quarter ended September 30, 2021, balance includes $38 million, and the nine months ended September 30, 2021, balance includes $86 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	0.3	—	0.2	0.4
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Per common share	$0.30	0.20	$0.80	0.40

134	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2022			2021			2022			2021
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(3,373)	829	(2,544)	(447)	112	(335)	(15,067)	3,709	(11,358)	(2,187)	544	(1,643)
Reclassification of net (gains) losses to net income	180	(44)	136	(175)	42	(133)	242	(60)	182	(57)	11	(46)
Net change	(3,193)	785	(2,408)	(622)	154	(468)	(14,825)	3,649	(11,176)	(2,244)	555	(1,689)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	30	(7)	23	29	(6)	23	140	(34)	106	40	(9)	31
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(1,482)	366	(1,116)	(7)	1	(6)	(1,647)	407	(1,240)	(27)	6	(21)
Reclassification of net (gains) losses to net income	(24)	6	(18)	28	(7)	21	(53)	13	(40)	121	(30)	91
Net change	(1,476)	365	(1,111)	50	(12)	38	(1,560)	386	(1,174)	134	(33)	101
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	(143)	36	(107)	(224)	55	(169)	(244)	61	(183)	133	(33)	100
Reclassification of amounts to noninterest expense (2)	77	(19)	58	63	(15)	48	243	(59)	184	194	(46)	148
Net change	(66)	17	(49)	(161)	40	(121)	(1)	2	1	327	(79)	248
Debit valuation adjustments (DVA):
Net unrealized gains (losses) arising during the period	10	(2)	8	—	—	—	16	(4)	12	—	—	—
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	10	(2)	8	—	—	—	16	(4)	12	—	—	—
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(174)	—	(174)	(66)	2	(64)	(301)	(2)	(303)	(30)	(1)	(31)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(174)	—	(174)	(66)	2	(64)	(301)	(2)	(303)	(30)	(1)	(31)
Other comprehensive income (loss)	$(4,899)	1,165	(3,734)	(799)	184	(615)	(16,671)	4,031	(12,640)	(1,813)	442	(1,371)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			2			(2)			2			—
Wells Fargo other comprehensive loss, net of tax			$(3,736)			(613)			(12,642)			(1,371)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 18 (Employee Benefits and Expenses) for additional information).

Wells Fargo & Company	135

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the accumulated OCI (AOCI) balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA)	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended September 30, 2022
Balance, beginning of period	$(8,103)	(60)	(173)	(2,005)	4	(271)	(10,608)
Net unrealized gains (losses) arising during the period	(2,544)	23	(1,116)	(107)	8	(174)	(3,910)
Amounts reclassified from accumulated other comprehensive income	136	—	(18)	58	—	—	176
Net change	(2,408)	23	(1,134)	(49)	8	(174)	(3,734)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period (3)	$(10,511)	(37)	(1,307)	(2,054)	12	(447)	(14,344)
Quarter ended September 30, 2021
Balance, beginning of period	$1,817	(196)	(70)	(2,035)	—	(80)	(564)
Net unrealized gains (losses) arising during the period	(335)	23	(6)	(169)	—	(64)	(551)
Amounts reclassified from accumulated other comprehensive income	(133)	—	21	48	—	—	(64)
Net change	(468)	23	15	(121)	—	(64)	(615)
Less: Other comprehensive loss from noncontrolling interests	(1)	—	—	—	—	(1)	(2)
Balance, end of period (3)	$1,350	(173)	(55)	(2,156)	—	(143)	(1,177)
Nine months ended September 30, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Net unrealized gains (losses) arising during the period	(11,358)	106	(1,240)	(183)	12	(303)	(12,966)
Amounts reclassified from accumulated other comprehensive income	182	—	(40)	184	—	—	326
Net change	(11,176)	106	(1,280)	1	12	(303)	(12,640)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period (3)	$(10,511)	(37)	(1,307)	(2,054)	12	(447)	(14,344)
Nine months ended September 30, 2021
Balance, beginning of period	$3,039	(204)	(125)	(2,404)	—	(112)	194
Net unrealized gains (losses) arising during the period	(1,643)	31	(21)	100	—	(31)	(1,564)
Amounts reclassified from accumulated other comprehensive income	(46)	—	91	148	—	—	193
Net change	(1,689)	31	70	248	—	(31)	(1,371)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)	$1,350	(173)	(55)	(2,156)	—	(143)	(1,177)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Substantially all of the amounts for cash flow hedges are interest rate contracts.
(3)AOCI related to debt securities includes after-tax unrealized gains or losses associated with the transfer of securities from AFS to HTM of $3.6 billion and $817 million at September 30, 2022, and September 30, 2021, respectively. These amounts are subsequently amortized from AOCI into earnings over the same period as the related unamortized premiums and discounts.

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

Wells Fargo & Company	137

Note 22: Operating Segments (continued)
Table 22.1 presents our results by operating segment.
Table 22.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2022
Net interest income (2)	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income	2,175	961	1,790	2,577	284	(380)	7,407
Total revenue	9,277	2,952	4,060	3,665	36	(485)	19,505
Provision for credit losses	917	(168)	32	8	(5)	—	784
Noninterest expense	6,758	1,526	1,900	2,796	1,347	—	14,327
Income (loss) before income tax expense (benefit)	1,602	1,594	2,128	861	(1,306)	(485)	4,394
Income tax expense (benefit)	401	409	536	222	(189)	(485)	894
Net income (loss) before noncontrolling interests	1,201	1,185	1,592	639	(1,117)	—	3,500
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(31)	—	(28)
Net income (loss)	$1,201	1,182	1,592	639	(1,086)	—	3,528
Quarter ended September 30, 2021
Net interest income (2)	$5,707	1,231	1,866	637	(427)	(105)	8,909
Noninterest income	3,097	845	1,519	2,981	1,752	(269)	9,925
Total revenue	8,804	2,076	3,385	3,618	1,325	(374)	18,834
Provision for credit losses	(518)	(335)	(460)	(73)	(9)	—	(1,395)
Noninterest expense	6,053	1,396	1,797	2,917	1,140	—	13,303
Income (loss) before income tax expense (benefit)	3,269	1,015	2,048	774	194	(374)	6,926
Income tax expense (benefit)	818	254	518	195	110	(374)	1,521
Net income before noncontrolling interests	2,451	761	1,530	579	84	—	5,405
Less: Net income from noncontrolling interests	—	2	—	—	281	—	283
Net income (loss)	$2,451	759	1,530	579	(197)	—	5,122
Nine months ended September 30, 2022
Net interest income (2)	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income	6,877	2,839	4,786	8,324	976	(1,194)	22,608
Total revenue	26,347	7,771	11,103	11,127	(709)	(1,514)	54,125
Provision for credit losses	1,340	(491)	(226)	(36)	(10)	—	577
Noninterest expense	19,189	4,535	5,723	8,882	2,751	—	41,080
Income (loss) before income tax expense (benefit)	5,818	3,727	5,606	2,281	(3,450)	(1,514)	12,468
Income tax expense (benefit)	1,454	938	1,420	574	(658)	(1,514)	2,214
Net income (loss) before noncontrolling interests	4,364	2,789	4,186	1,707	(2,792)	—	10,254
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(73)	—	(64)
Net income (loss)	$4,364	2,780	4,186	1,707	(2,719)	—	10,318
Nine months ended September 30, 2021
Net interest income (2)	$16,940	3,687	5,428	1,904	(1,121)	(321)	26,517
Noninterest income	9,204	2,578	4,899	8,794	6,496	(852)	31,119
Total revenue	26,144	6,265	10,327	10,698	5,375	(1,173)	57,636
Provision for credit losses	(1,304)	(1,116)	(1,245)	(92)	54	—	(3,703)
Noninterest expense	18,522	4,469	5,435	8,836	3,371	—	40,633
Income (loss) before income tax expense (benefit)	8,926	2,912	6,137	1,954	1,950	(1,173)	20,706
Income tax expense (benefit)	2,233	727	1,531	491	58	(1,173)	3,867
Net income before noncontrolling interests	6,693	2,185	4,606	1,463	1,892	—	16,839
Less: Net income (loss) from noncontrolling interests	—	5	(2)	—	1,038	—	1,041
Net income	$6,693	2,180	4,608	1,463	854	—	15,798

(continued on following page)

138	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2022
Loans (average)	$335,644	208,997	306,240	85,472	9,112	—	945,465
Assets (average)	379,672	230,934	560,509	91,862	617,713	—	1,880,690
Deposits (average)	888,037	180,231	156,830	158,367	24,386	—	1,407,851

Nine months ended September 30, 2022
Loans (average)	$330,557	201,857	296,557	85,386	9,163	—	923,520
Assets (average)	377,929	223,312	558,773	91,763	648,966	—	1,900,743
Deposits (average)	889,366	189,664	163,578	172,516	23,909	—	1,439,033

Loans (period-end)	337,352	214,585	299,693	85,180	9,096	—	945,906
Assets (period-end)	380,755	239,588	550,695	91,299	615,408	—	1,877,745
Deposits (period-end)	886,991	172,727	154,550	148,890	34,993	—	1,398,151
Quarter ended September 30, 2021
Loans (average)	$325,557	178,622	257,295	82,785	9,765	—	854,024
Assets (average)	378,665	196,192	524,124	88,652	762,067	—	1,949,700
Deposits (average)	848,419	199,226	189,424	176,570	37,302	—	1,450,941

Nine months ended September 30, 2021
Loans (average)	$336,743	180,096	251,996	81,810	10,021	—	860,666
Assets (average)	391,835	196,990	516,401	87,929	748,236	—	1,941,391
Deposits (average)	824,752	193,761	191,560	175,087	41,796	—	1,426,956

Loans (period-end)	325,918	180,539	263,957	82,824	9,589	—	862,827
Assets (period-end)	379,564	200,204	535,385	88,593	751,155	—	1,954,901
Deposits (period-end)	858,424	204,853	191,786	177,809	37,507	—	1,470,379
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
At September 30, 2022, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 23.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	September 30, 2022		December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022		December 31, 2021	September 30, 2022	December 31, 2021
Regulatory capital:
Common Equity Tier 1	$129,758		140,643	129,758	140,643	137,609		149,318	137,609	149,318
Tier 1	148,810		159,671	148,810	159,671	137,609		149,318	137,609	149,318
Total	182,690		196,308	173,520	186,580	160,488		173,044	151,250	163,213
Assets:
Risk-weighted assets	1,255,641		1,239,026	1,104,116	1,116,068	1,175,426		1,137,839	971,152	965,511
Adjusted average assets	1,852,392		1,915,585	1,852,392	1,915,585	1,693,679		1,758,479	1,693,679	1,758,479
Regulatory capital ratios:
Common Equity Tier 1 capital	10.33%	*	11.35	11.75	12.60	11.71	*	13.12	14.17	15.47
Tier 1 capital	11.85	*	12.89	13.48	14.31	11.71	*	13.12	14.17	15.47
Total capital	14.55	*	15.84	15.72	16.72	13.65	*	15.21	15.57	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	9.10		9.60	8.50	9.00	7.00		7.00	7.00	7.00
Tier 1 capital	10.60		11.10	10.00	10.50	8.50		8.50	8.50	8.50
Total capital	12.60		13.10	12.00	12.50	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	September 30, 2022			December 31, 2021		September 30, 2022			December 31, 2021
Regulatory leverage:
Total leverage exposure (1)	$2,236,647			2,316,079		2,072,151			2,133,798
Supplementary leverage ratio (SLR) (1)	6.65%			6.89		6.64			7.00
Tier 1 leverage ratio (2)	8.03			8.34		8.12			8.49
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2022.
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
At September 30, 2022, the Common Equity Tier 1 (CET1), tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.10% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.
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
Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (Parent), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (IHC), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s Board authorizes it to file a case under the U.S. Bankruptcy Code.
For additional information on loan and dividend restrictions, see Note 28 (Regulatory Capital Requirements and Other Restrictions) in our 2021 Form 10-K.
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 23.2 provides a summary of restrictions on cash and cash equivalents.
Table 23.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2022	Dec 31, 2021
Reserve balance for non-U.S. central banks	$237	382
Segregated for benefit of brokerage customers under federal and other brokerage regulations	809	830

Wells Fargo & Company	141

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

142	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2022. In third quarter 2022, common stock repurchases were limited to repurchases in connection with the Wells Fargo & Company Stock Purchase Plan and the Company’s deferred compensation plans.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
July	34,420	$41.37	250,601,709
August	45,950	44.58	250,555,759
September	36,667	43.40	250,519,092
Total	117,037
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board of Directors, this authorization does not expire.

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

Dated: October 31, 2022    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	145