Form 10-K
period 2022-12-31
WELLS FARGO & COMPANY/MN
filed 2023-02-21
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022            Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware                                                       No. 41-0449260
(State of incorporation)                      (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 1-866-249-3302
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $1-2/3	WFC	New York Stock Exchange (NYSE)
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	WFC.PRL	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 5.85% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series Q	WFC.PRQ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series R	WFC.PRR	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Y	WFC.PRY	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series Z	WFC.PRZ	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series AA	WFC.PRA	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series CC	WFC.PRC	NYSE
Depositary Shares, each representing a 1/1000th interest in a share of Non-Cumulative Perpetual Class A Preferred Stock, Series DD	WFC.PRD	NYSE
Guarantee of Medium-Term Notes, Series A, due October 30, 2028 of Wells Fargo Finance LLC	WFC/28A	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 30, 2022, the aggregate market value of common stock held by non-affiliates was approximately $148.3 billion, based on a closing price of $39.17. At February 10, 2023, 3,793,867,540 shares of common stock were outstanding.
Documents Incorporated by Reference

Incorporated Documents	Where incorporated in Form 10-K
1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2022 (“2022 Annual Report to Shareholders”)	Part I – Items 1, 1A and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2023 (“2023 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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
At December 31, 2022, we had assets of approximately $1.9 trillion, loans of $955.9 billion, deposits of $1.4 trillion and stockholders’ equity of $180 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2022, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 91% of the Company’s assets.
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
As of December 31, 2022, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2022 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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
•Be great at execution
•Learn and grow
•Champion diversity and inclusion
•Build high-performing teams (for managers)

At December 31, 2022, we had approximately 238,000 active employees, with approximately 81% of employees based in the United States.

Compensation and benefits. Wells Fargo's compensation program is linked to performance management and is designed to promote prudent risk management and reinforce its culture and operating standards. The compensation principles include:
•Pay for performance: Compensation is linked to company, line of business, and individual performance, including meeting regulatory expectations and creating long-term value consistent with the interests of shareholders.
•Promote effective risk management: Compensation promotes effective risk management and discourages imprudent or excessive risk-taking.
•Attract and retain talent: People are one of Wells Fargo's competitive advantages; therefore, compensation helps attract, motivate, and retain people with the skills, talent, and experience to drive superior long-term company performance.

In addition, we provide all eligible full- and part-time employees (and their eligible dependents, as applicable) with a comprehensive set of benefits designed to protect their physical and financial health and to help them make the most of their financial future.

Pay Equity Review. Wells Fargo is committed to fair and equitable compensation practices and, since 2015, has conducted an annual pay equity review through engagement with a third-party expert. The review analyzes employee compensation by taking into account gender, race, and ethnicity and factors such as role, tenure, and geography. The review process can include compensation adjustments in the event we identify gaps. The 2022 review, modified for adjustments as described, showed that women at Wells Fargo earn more than 99 cents for every $1 earned by their male peers, and U.S. employees that are racially/ethnically diverse earn more than 99 cents for every $1 earned by their Caucasian/white peers.

Promoting Diversity, Equity and Inclusion. Meeting the increasingly diverse needs of Wells Fargo’s global customer base is critical to our Company’s long-term growth and success. Wells Fargo values and promotes diversity, equity and inclusion (DE&I) in every aspect of our business. We are dedicated to recruitment and career development practices that support our employees and promote diversity in our workforce at all levels of our Company, including leadership positions. We have a strong record of recruiting, promoting, and rewarding women and racially/ethnically diverse employees at all levels of our Company, including a goal to increase diverse representation in leadership roles. Our Head of Diverse Segments, Representation and

Inclusion reports directly to our CEO and leads our DE&I efforts, with responsibility for driving a Company-wide DE&I strategy.

As of December 31, 2022, our global workforce was 52% female and 48% male, and our U.S. workforce was 55% female and 45% male. Our U.S. workforce was 54% Caucasian/white and 46% racially/ethnically diverse.

Employee training and development. We invest heavily in coaching and training for employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2022, we invested approximately $200 million in a variety of employee learning and development programs, including functional training, regulatory compliance, leadership and professional development, early talent development programs, and tuition reimbursement.

Work-life programs and the COVID-19 Pandemic. Wells Fargo offers many benefits, programs, and work arrangements intended to provide employees with flexibility and work-life balance. In March 2022, Wells Fargo began its Return to Office program for employees who had been working from home during the COVID-19 pandemic. Wells Fargo believes the Company benefits from employees seeing each other on a regular basis. When together, it is easier to build relationships, get in-the-moment coaching, identify career opportunities, and brainstorm ideas. Ultimately, when employees work together we believe they learn more about the customers and communities the Company serves and how to serve them better. With this in mind, Wells Fargo's approach emphasizes spending time together in the office, and also provides flexible work options for employees in certain jobs. For example, employees in certain non-customer-facing roles have flexibility to have up to two days a week of remote work, and spend a minimum of three days a week in the office. Expectations for other roles, including customer-facing, operations, technology, and non-U.S. based employees, vary by business need.
The health and safety of employees also remains a priority. All employees globally may take up to four hours of paid time away for each COVID-19 vaccine appointment (including boosters). U.S. employees are additionally eligible to receive free COVID-19 test kits from Wells Fargo or through their medical plan, at no additional cost.

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
REGULATION AND SUPERVISION
We describe below, and in Note 25 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2022 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to depository institutions and bank holding companies (BHCs) is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, make acquisitions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of assessments or a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and “Risk Factors” sections in the 2022 Annual Report to Shareholders for additional information.

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

Nonbank Subsidiaries.  Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our brokerage subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and, in some cases, the CFTC and the Municipal Securities Rulemaking Board, and state securities regulators. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states as well as non-U.S. countries in which they conduct business or operate.

Parent Bank Holding Company Activities
“Financial in Nature” Requirement.  We became a financial holding company effective March 13, 2000. We continue to maintain our status as a BHC for purposes of various FRB regulations. As a BHC that has elected to be treated as a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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

Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 25 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements included in the 2022 Annual Report to Shareholders.
Furthermore, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019 (the “Support Agreement”), among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2022 Annual Report to Shareholders for additional information on the Support Agreement.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large BHCs, including Wells Fargo, to submit annual capital plans describing planned capital distributions, such as the payment of dividends. Large BHCs, like Wells Fargo, and their insured depository institutions also must comply with various capital requirements, including the reforms known as Basel III, as well as rules that require leverage and supplementary leverage ratio requirements. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to meet any of these requirements could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2022 Annual Report to Shareholders.

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

Liability of Commonly Controlled Institutions.  The Company’s subsidiaries include banks in the U.S., such as Wells Fargo Bank, N.A., that are insured by the FDIC. Under the Federal Deposit Insurance Act, insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an insured depository institution controlled by the same BHC, and for any assistance provided by the FDIC to an insured depository institution that is in danger of default and that is controlled by the same BHC. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Dodd-Frank Act
The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and “Risk Factors” sections of the 2022 Annual Report to Shareholders.

Capital and Liquidity Requirements and Capital Planning
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy and liquidity requirements administered by federal banking regulators. The capital rules, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also imposed a leverage ratio and supplementary leverage ratio on large BHCs, like Wells Fargo, and their insured depository institutions, as well as a liquidity coverage ratio and a net stable funding ratio. The FRB has also finalized rules to address the amount of equity and unsecured long-term debt a G-SIB must hold to improve its resolvability and resiliency, often referred to as total loss absorbing capacity.
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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2022 Annual Report to Shareholders.

Deposit Insurance Assessments
The Company’s subsidiaries include banks, such as Wells Fargo Bank, N.A., that are insured by the FDIC. Through the Deposit Insurance Fund (DIF) maintained by the FDIC, the FDIC insures the deposits of our insured banks up to prescribed limits for each depositor and funds the DIF through assessments on member banks. To maintain the DIF, member institutions are assessed an insurance premium based on an assessment base and an assessment rate.
The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. For the year ended December 31, 2022, the Company's FDIC deposit insurance assessments totaled $679 million.
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

USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The USA PATRIOT Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act requires the implementation of policies and procedures relating to anti‑money laundering, economic sanctions, suspicious activities, and currency transaction reporting and due diligence on customers. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2022 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2022 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

December 31, 2022	Approximate square footage (in millions)
We occupy properties in:

United States
San Francisco-Oakland-Berkeley, CA metro area
420 Montgomery Street (corporate headquarters)	0.4
All other San Francisco metro area locations	2.8
Total San Francisco, CA metro area	3.2

Top 10 other U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	7.0
Minneapolis-St. Paul-Bloomington, MN-WI	4.4
New York-Newark-Jersey City, NY-NJ-PA	3.1
Los Angeles-Long Beach-Anaheim, CA	2.9
Des Moines-West Des Moines, IA	2.9
Phoenix-Mesa-Chandler, AZ	2.9
St. Louis, MO-IL	2.2
Dallas-Fort Worth-Arlington, TX	1.6
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1.5
Miami-Fort Lauderdale-Pompano Beach, FL	1.3
All other U.S. locations	32.3
Total United States	65.3

Top 5 International locations:
India	3.9
Philippines	0.9
United Kingdom	0.3
All other international locations	0.3
Total International	5.4

Total square footage of property occupied for business operations (1)	70.7
(1)In addition to the total square footage of property occupied, Wells Fargo held 2.8 million square feet of real estate as of December 31, 2022, that was vacant pending disposition, leased to retail tenants or leased-to-term by third-party office tenants.
As of December 31, 2022, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices under ownership and lease agreements. The locations and offices occupied by the Company are used across all of our reportable operating segments and for corporate purposes. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2022 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 13 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2022 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 10, 2023, there were 231,886 holders of record of the Company’s common stock.

DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend Restrictions” section under Item 1 of this report and in the 2022 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 25 (Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.
REPURCHASES OF EQUITY SECURITIES
In January 2021, our Board of Directors authorized the repurchase of up to 500 million shares of our common stock. At December 31, 2022, we had remaining Board authority to repurchase approximately 250 million shares of common stock, subject to regulatory and legal conditions. The authorizations cover shares repurchased to meet employee benefit plan requirements. The Company maintains a variety of retirement plans for its employees and typically is a net issuer of shares of common stock to these plans. From time to time, it also purchases shares of common stock from these plans to accommodate employee preferences. Share repurchases are subtracted from the Company’s repurchase authority without offset for share issuances. Shares may be repurchased from the different benefit plans or in the open market, subject to regulatory approval.
The amount and timing of stock repurchases will be based on various factors, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations. See the “Capital Management” section in the 2022 Annual Report to Shareholders for additional information about our common stock repurchases.
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2022. In fourth quarter 2022, common stock repurchases were limited to repurchases in connection with the Wells Fargo & Company Stock Purchase Plan and the Company’s deferred compensation plans.

Calendar month	Total number of shares repurchased (1)	Weighted-average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
October	52,876	$43.67	250,466,216
November	43,423	46.77	250,422,793
December	32,959	42.94	250,389,834
Total	129,258
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board, this authorization does not expire.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2022 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2022 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2022 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the
2022 Annual Report to Shareholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 54)
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
Ms. Carr has served with the Company for 3 years.

William M. Daley (age 74)
    Vice Chairman of Public Affairs since November 2019;
Vice Chairman and a member of the Executive Committee at Bank of New York Mellon, a financial services company, from June 2019 to October 2019;
Managing Partner at Argentiere Capital, an investment management firm, from May 2014 to June 2019.
    Mr. Daley has served with the Company for 3 years.

Kristy Fercho (age 56)
Senior Executive Vice President, Head of Diverse Segments, Representation and Inclusion and Head of Home Lending since October 2022;
Executive Vice President and Head of Home Lending from July 2020 to October 2022;
President of the Mortgage Division at Flagstar Bancorp, Inc., a financial services company, from August 2017 to July 2020.
Ms. Fercho has served with the Company for 2 years.

Derek A. Flowers (age 51)
    Senior Executive Vice President and Chief Risk Officer since January 2022;
Senior Executive Vice President and Head of Strategic Execution and Operations from June 2019 to January 2022;
Executive Vice President and Chief Credit and Market Risk Officer from July 2016 to June 2019.
Mr. Flowers has served with the Company or its predecessors for 24 years.

Kyle G. Hranicky (age 53)
Senior Executive Vice President and CEO of Commercial Banking since September 2021;
Executive Vice President and Head of Wells Fargo Middle Market Banking from August 2018 to September 2021;
Executive Vice President and Head of Wells Fargo Corporate Banking Group from April 2015 to July 2018.
Mr. Hranicky has served with the Company or its predecessors for 28 years.

Bei Ling (age 52)
Senior Executive Vice President and Head of Human Resources since October 2021;
Managing Director, Human Resources at JPMorgan Chase & Co., a financial services company, from April 2013 to September 2021.
Ms. Ling has served with the Company for 1 year.

Mary T. Mack (age 60)
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
Ms. Mack has served with the Company or its predecessors for 38 years.

Lester J. Owens (age 65)
Senior Executive Vice President and Head of Operations since July 2020;
Senior Executive Vice President and Head of Operations at Bank of New York Mellon, a financial services company, from February 2019 to April 2020;
Managing Director for Wholesale Banking Operations at JPMorgan Chase & Co., a financial services company, from 2007 to December 2018.
Mr. Owens has served with the Company for 2 years.

Ellen R. Patterson (age 49)
Senior Executive Vice President and General Counsel since March 2020;
Group Head, General Counsel at The Toronto-Dominion Bank, a financial services company, from November 2017 to March 2020.
Ms. Patterson has served with the Company for 2 years.

Scott E. Powell (age 60)
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
    Mr. Powell has served with the Company for 3 years.

Michael P. Santomassimo (age 47)
Senior Executive Vice President and Chief Financial Officer since October 2020;
Senior Executive Vice President and Chief Financial Officer at Bank of New York Mellon, a financial services company, from January 2018 to July 2020;
Chief Financial Officer of Investment Services at Bank of New York Mellon from July 2016 to January 2018.
Mr. Santomassimo has served with the Company for 2 years.

Kleber R. Santos (age 49)
Senior Executive Vice President and CEO of Consumer Lending since July 2022;
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion from November 2020 to October 2022;
President, Retail and Direct Banking at Capital One Financial Corporation, a financial services company, from March 2017 to October 2020.
Mr. Santos has served with the Company for 2 years.

Charles W. Scharf (age 57)
    Chief Executive Officer and President since October 2019;
Chief Executive Officer of Bank of New York Mellon, a financial services company, from July 2017 to September 2019.
Mr. Scharf has served with the Company for 3 years.

Barry Sommers (age 53)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020;
Chief Executive Officer of Wealth Management at JPMorgan Chase & Co., a financial services company, from September 2016 to April 2019.
Mr. Sommers has served with the Company for 2 years.

Saul Van Beurden (age 53)
    Senior Executive Vice President and Head of Technology since April 2019;
Chief Information Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from August 2016 to January 2019.
Mr. Van Beurden has served with the Company for 3 years.

Jonathan G. Weiss (age 65)
Senior Executive Vice President and CEO of Corporate and Investment Banking since February 2020;
Interim CEO of Wealth and Investment Management from February 2020 to June 2020;
Senior Executive Vice President (Wealth and Investment Management) from July 2017 to February 2020.
Mr. Weiss has served with the Company for 17 years.

Ather Williams III (age 52)
Senior Executive Vice President and Head of Strategy, Digital Platform, and Innovation since October 2020;
Managing Director, Head of Business Banking at Bank of America Corporation, a financial services company, from September 2017 to July 2020.
Mr. Williams has served with the Company for 2 years.

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.
AUDIT COMMITTEE INFORMATION
The Audit Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has four members: Mark A. Chancy, Theodore F. Craver, Jr. (Chair), CeCelia G. Morken, and Ronald L. Sargent. Each member is independent, as independence for audit committee members is defined by NYSE rules. The Board of Directors has determined, in its business judgment, that each member of the Audit Committee is financially literate, as required by NYSE rules, and that Messrs. Chancy, Craver, Jr., and Sargent each qualifies as an “audit committee financial expert” as defined by SEC regulations.

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

ADDITIONAL INFORMATION
Additional information with respect to our directors, executive officers, and corporate governance in response to this Item 10 will be in the Company’s 2023 Proxy Statement and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to our executive officer and director compensation and with respect to the Human Resources Committee of the Board of Directors in response to this Item 11 will be in the Company’s 2023 Proxy Statement and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans in effect on December 31, 2022, separately aggregated for plans approved by shareholders and for plans not approved by shareholders. A description of the material features of each equity compensation plan not approved by shareholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2022, unless otherwise indicated.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan category	# of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	# of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	60,458,799	(2)	$0.00	131,346,845	(3)
Equity compensation plans not approved by security holders	5,259,807	(4)	NA	3,089,783	(5)
Total	65,718,606		0.00	134,436,628

(1)Does not reflect restricted share rights (RSRs), restricted share units (RSUs), performance share awards or deferred compensation benefits because they have no exercise price.
(2)For the Wells Fargo & Company 2022 Long-Term Incentive Plan (2022 LTIP) and its predecessor the Long-Term Incentive Compensation Plan (LTICP), consists of 53,237,143 shares subject to RSRs, and a maximum of 5,731,327 performance shares. For the Supplemental 401(k) Plan, consists of 1,126,379 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 228,946 shares issuable upon distribution of deferred stock awards, and 135,004 shares issuable upon distribution of deferred compensation benefits.
(3)We could have issued the number of shares of our common stock indicated in the table below captioned “Plans approved by security holders” pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the LTICP because no future awards will be made under this plan.
(4)This consists of shares of common stock issuable upon distribution of deferred compensation benefits and 617 shares issuable upon distribution related to the Norwest Corporation Directors’ Formula Stock Award Plan.
(5)We could have issued the number of shares of our common stock indicated in the table below captioned “Plans not approved by security holders” pursuant to distributions of deferred compensation benefits. No information is provided for the Norwest Corporation Directors’ Formula Stock Award Plan because no future awards or deferrals will be made under this plan and because column (a) reflects all shares issuable under those plans upon exercise or distribution of outstanding awards or deferred compensation benefits.

Plans approved by security holders	# of shares remaining available for future issuance under equity compensation plans (excluding # of shares to be issued upon exercise of outstanding options, warrants and rights)	Award types
2022 LTIP	129,493,577	Stock, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,723,509	Deferral distribution
Directors Plan	129,759	Stock options, deferral distribution
Total	131,346,845

Plans not approved by security holders	# of shares remaining available for future issuance under equity compensation plans	Award types
Deferred Compensation Plan	2,942,642	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	147,141	Deferral distribution
Total	3,089,783
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

ADDITIONAL INFORMATION
Additional information with respect to security ownership of certain beneficial owners of our common stock and the security ownership of our management in response to this Item 12 will be in the Company’s 2023 Proxy Statement and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and director independence in response to this Item 13 will be in the Company’s 2023 Proxy Statement and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services in response to this Item 14 will be in the Company’s 2023 Proxy Statement and is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2022 Annual Report to Shareholders, and are incorporated into this item by reference.
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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Wells Fargo & Company 2022 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
	Long-Term Incentive Compensation Plan (as amended and restated on April 26, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2013), which includes Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2013.
	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Forms of Performance Share Award Agreement:
	For grants on or after January 24, 2023;	Filed herewith.
	For grants to non-employee directors on or after January 1, 2023;	Filed herewith.
	For grants on or after April 27, 2022;	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	For grants on or after January 26, 2021;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	For grants on or after February 26, 2018;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 24, 2023;	Filed herewith.
	For grants on or after April 27, 2022;	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	For grants on or after January 26, 2021;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	For grants on or after February 24, 2020;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
	For grants on or after April 7, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
	For grants on or after February 26, 2019;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
	For grants on or after December 14, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
	For grants on or after February 28, 2017;	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	For grants on or after February 23, 2016;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	For grants on or after February 24, 2015; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit Number	Description	Location
	For grants on or after February 26, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2023.	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2022.	Incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Exhibit Number	Description	Location
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Exhibit Number	Description	Location
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(l)*	Description of Wells Fargo Bank, N.A. Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(m)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to Wachovia Corporation Elective Deferral Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Elective Deferral Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective June 21, 2013.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 14, 2012.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(n)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit Number	Description	Location
10(o)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(p)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(q)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(r)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(s)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2022 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
99	Description of Replacement Capital Covenants of Wells Fargo and Wachovia.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

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
February 21, 2023

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 21, 2023

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 21, 2023

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Steven D. Black to sign this document on their behalf.

Steven D. Black	Richard K. Davis	Felicia F. Norwood	Charles W. Scharf
Mark A. Chancy	Wayne M. Hewett	Richard B. Payne, Jr.	Suzanne M. Vautrinot
Celeste A. Clark	CeCelia G. Morken	Juan A. Pujadas
Theodore F. Craver, Jr.	Maria R. Morris	Ronald L. Sargent

By:	/s/ STEVEN D. BLACK
Steven D. Black
Director and Attorney-in-fact
February 21, 2023