Form 10-Q
period 2023-03-31
WELLS FARGO & COMPANY/MN
filed 2023-05-02
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 21, 2023
Common stock, $1-2/3 par value	3,752,223,519

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data (1)
	Quarter ended			Mar 31, 2023 % Change from
($ in millions, except per share amounts)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Selected Income Statement Data
Total revenue	$20,729	20,034	17,728	3%	17
Noninterest expense	13,676	16,186	13,851	(16)	(1)
Pre-tax pre-provision profit (PTPP) (2)	7,053	3,848	3,877	83	82
Provision for credit losses (3)	1,207	957	(787)	26	253
Wells Fargo net income	4,991	3,155	3,788	58	32
Wells Fargo net income applicable to common stock	4,713	2,877	3,509	64	34
Common Share Data
Diluted earnings per common share	1.23	0.75	0.91	64	35
Dividends declared per common share	0.30	0.30	0.25	—	20
Common shares outstanding	3,763.2	3,833.8	3,789.9	(2)	(1)
Average common shares outstanding	3,785.6	3,799.9	3,831.1	—	(1)
Diluted average common shares outstanding	3,818.7	3,832.7	3,868.9	—	(1)
Book value per common share (4)	$43.02	41.98	42.18	2	2
Tangible book value per common share (4)(5)	35.87	34.98	35.11	3	2
Selected Equity Data (period-end)
Total equity	183,220	182,213	181,597	1	1
Common stockholders’ equity	161,893	160,952	159,876	1	1
Tangible common equity (5)	134,992	134,090	133,052	1	1
Performance Ratios
Return on average assets (ROA) (6)	1.09%	0.67	0.80
Return on average equity (ROE) (7)	11.7	7.1	8.7
Return on average tangible common equity (ROTCE) (5)	14.0	8.5	10.4
Efficiency ratio (8)	66	81	78
Net interest margin on a taxable-equivalent basis	3.20	3.14	2.16
Selected Balance Sheet Data (average)
Loans	$948,651	948,517	898,005	—	6
Assets	1,863,676	1,875,191	1,919,397	(1)	(3)
Deposits	1,356,694	1,380,459	1,464,072	(2)	(7)
Selected Balance Sheet Data (period-end)
Debt securities	511,597	496,808	535,916	3	(5)
Loans	947,991	955,871	911,807	(1)	4
Allowance for credit losses for loans	13,705	13,609	12,681	1	8
Equity securities	60,610	64,414	70,755	(6)	(14)
Assets	1,886,400	1,881,020	1,939,709	—	(3)
Deposits	1,362,629	1,383,985	1,481,354	(2)	(8)

Headcount (#) (period-end)	235,591	238,698	246,577	(1)	(4)
Capital and Other Metrics
Risk-based capital ratios and components (9):
Standardized Approach:
Common equity Tier 1 (CET1)	10.81%	10.60	10.45
Tier 1 capital	12.34	12.11	11.96
Total capital	15.09	14.82	14.72
Risk-weighted assets (RWAs) (in billions)	$1,243.8	1,259.9	1,265.5	(1)	(2)
Advanced Approach:
Common equity Tier 1 (CET1)	12.03%	12.00	11.82
Tier 1 capital	13.73	13.72	13.52
Total capital	15.92	15.94	15.87
Risk-weighted assets (RWAs) (in billions)	$1,117.9	1,112.3	1,119.5	1	—
Tier 1 leverage ratio	8.36%	8.26	8.00
Supplementary Leverage Ratio (SLR)	6.96	6.86	6.61
Total Loss Absorbing Capacity (TLAC) Ratio (10)	23.34	23.27	22.31
Liquidity Coverage Ratio (LCR) (11)	122	122	119
(1)In first quarter 2023, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We adopted ASU 2018-12 with retrospective application, which required revision of prior period financial statements. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, including the financial statement line items impacted by the adoption of ASU 2018-12, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(3)Includes provision for credit losses for loans, debt securities, and interest-earning deposits with banks.
(4)Book value per common share is common stockholders’ equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
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
(7)Represents Wells Fargo net income applicable to common stock divided by average common stockholders’ equity.
(8)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(9)For additional information, see the “Capital Management” section and Note 21 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
(10)Represents TLAC divided by RWAs, which is our binding TLAC ratio, determined by using the greater of RWAs under the Standardized and Advanced Approaches.
(11)Represents average high-quality liquid assets divided by average projected net cash outflows, as each is defined under the LCR rule.

2	Wells Fargo & Company

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the “Glossary of Acronyms” for definitions of terms used throughout this Report.
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 41 on Fortune’s 2022 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2023.
Wells Fargo’s top priority remains building a risk and control infrastructure appropriate for its size and complexity. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we are likely to continue to experience issues or delays along the way in satisfying their requirements. We are also likely to continue to identify more issues as we implement our risk and control infrastructure, which may result in additional regulatory actions. Issues or delays with one regulatory action could affect our progress on others, and failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, business restrictions, enforcement actions, and other negative consequences, which could be significant. While we still have significant work to do and have not yet satisfied certain aspects of these regulatory actions, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

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

Consent Orders with the Consumer Financial Protection Bureau and Office of the Comptroller of the Currency Regarding Compliance Risk Management Program, Automobile Collateral Protection Insurance Policies, and Mortgage Interest Rate Lock Extensions
On April 20, 2018, the Company entered into consent orders with the Consumer Financial Protection Bureau (CFPB) and the Office of the Comptroller of the Currency (OCC) to pay an aggregate of $1 billion in civil money penalties to resolve matters regarding the Company’s compliance risk management program and past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. As required by the consent orders, the Company submitted to the CFPB and OCC an enterprise-wide compliance risk management plan and a plan to enhance the Company’s internal audit program with respect to federal consumer financial law and the terms of the consent orders. In addition, as required by the consent orders, the Company submitted for non-objection plans to remediate customers affected by the automobile collateral protection insurance and mortgage interest rate lock matters, as well as a plan for the management of remediation activities conducted by the Company. The Company continues to work to address the provisions of the consent orders. On September 9, 2021, the OCC assessed a $250 million civil money penalty against the Company related to insufficient progress in addressing requirements under the OCC’s April 2018 consent order and loss mitigation activities in the Company’s Home Lending business. On December 20, 2022, the CFPB modified its consent order to clarify how it would terminate.

Consent Order with the OCC Regarding Loss Mitigation Activities
On September 9, 2021, the Company entered into a consent order with the OCC requiring the Company to improve the

Wells Fargo & Company	3

Overview (continued)

execution, risk management, and oversight of loss mitigation activities in its Home Lending business. In addition, the consent order restricts the Company from acquiring certain third-party residential mortgage servicing and limits transfers of certain mortgage loans requiring customer remediation out of the Company’s mortgage servicing portfolio until remediation is provided.

Consent Order with the CFPB Regarding Automobile Lending, Consumer Deposit Accounts, and Mortgage Lending
On December 20, 2022, the Company entered into a consent order with the CFPB requiring the Company to provide customer remediation for multiple matters related to automobile lending, consumer deposit accounts, and mortgage lending; maintain practices designed to ensure auto lending customers receive refunds for the unused portion of certain guaranteed automobile protection agreements; comply with certain business practice requirements related to consumer deposit accounts; and pay a $1.7 billion civil penalty to the CFPB. The required actions related to many of these matters were already substantially complete at the time we entered into the consent order, and the consent order lays out a path to termination after the Company completes the remainder of the required actions.

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
For additional information regarding retail sales practices matters, including related legal and regulatory risk, see the “Risk Factors” section in our 2022 Form 10-K.

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
For additional information regarding these activities, including related legal and regulatory risk, see the “Risk Factors” section in our 2022 Form 10-K.
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
In first quarter 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was enacted into U.S. federal law to provide a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) in U.S. law contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR. The FRB adopted a final rule implementing the LIBOR Act on December 16, 2022, which became effective on February 27, 2023. We expect that the LIBOR Act will transition certain of our legacy USD LIBOR contracts that do not have appropriate fallback provisions to the applicable SOFR-based replacement rates specified in the FRB’s final rule.
In preparation for the cessation of USD LIBOR on a representative basis, we no longer offer new contracts referencing LIBOR, subject to limited exceptions based on regulatory guidance. We also continue to execute our LIBOR transition activities to enhance our operational readiness.
For certain contracts, including commercial credit facilities and related derivatives, we continue to proactively engage with our clients and contract parties to replace LIBOR with SOFR-based rates or other alternative reference rates in advance of the June 30, 2023 transition date.
Following June 30, 2023, we expect substantially all of our consumer loans, commercial credit facilities, debt securities, derivatives, and long-term debt indexed to USD LIBOR to transition to SOFR-based or other alternative reference rates in accordance with existing fallback provisions or the LIBOR Act.
For additional information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2022 Form 10-K.

Financial Performance
Adoption of Accounting Standards Update 2018-12
In first quarter 2023, we adopted FASB ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The most significant impact of adoption related to reinsurance of variable annuity products for a limited number of our insurance clients. These variable annuity products contain guaranteed minimum benefits that require us to make benefit payments for the remainder of the policyholder’s life once the policyholder's account values are exhausted. Our reinsurance business is no longer entering into new contracts. The ASU requires these guaranteed minimum benefits (referred to as market risk benefits) to be measured at fair value through earnings (recognized in other noninterest income), except for changes in fair value attributable to our own credit risk, which are recognized in other comprehensive income.
We adopted this ASU with retrospective application, which required revision of prior period financial statements. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, including the financial statement line items impacted by the adoption of ASU 2018-12, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

4	Wells Fargo & Company

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2023	2022	$ Change	% Change
Selected income statement data
Net interest income	$13,336	9,221	4,115	45%
Noninterest income	7,393	8,507	(1,114)	(13)
Total revenue	20,729	17,728	3,001	17
Net charge-offs	564	305	259	85
Change in the allowance for credit losses	643	(1,092)	1,735	159
Provision for credit losses (1)	1,207	(787)	1,994	253
Noninterest expense	13,676	13,851	(175)	(1)
Income tax expense	966	746	220	29
Wells Fargo net income	4,991	3,788	1,203	32
Wells Fargo net income applicable to common stock	4,713	3,509	1,204	34
(1)Includes provision for credit losses for loans, debt securities, and interest-earning deposits with banks.
In first quarter 2023, we generated $5.0 billion of net income and diluted earnings per common share (EPS) of $1.23, compared with $3.8 billion of net income and diluted EPS of $0.91 in the same period a year ago. Financial performance for first quarter 2023, compared with the same period a year ago, included the following:
•total revenue increased due to higher net interest income and higher net gains from trading activities, partially offset by lower net gains from equity securities and lower mortgage banking income;
•provision for credit losses reflected increases for commercial real estate loans, primarily office loans, as well as for credit card and auto loans;
•noninterest expense decreased due to lower operating losses, partially offset by higher personnel expense;
•average loans increased driven by loan growth across both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in all operating segments, partially offset by growth in Corporate.

Capital and Liquidity
We maintained a strong capital position in first quarter 2023. Total equity of $183.2 billion at March 31, 2023, increased compared with $182.2 billion at December 31, 2022. Our liquidity and regulatory capital ratios remained strong at March 31, 2023, including:
•our Common Equity Tier 1 (CET1) ratio was 10.81% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.20%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.34%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 122%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $13.7 billion at March 31, 2023, increased $96 million from December 31, 2022.
•Our provision for credit losses for loans was $1.1 billion in first quarter 2023, compared with $(775) million in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected increases for commercial real estate loans, primarily office loans, as well as for credit card and auto loans.
•The allowance coverage for total loans was 1.45% at March 31, 2023, compared with 1.42% at December 31, 2022.
•Commercial portfolio net loan charge-offs were $63 million, or 5 basis points of average commercial loans, in first quarter 2023, compared with net loan charge-offs of $(29) million, or (2) basis points, in the same period a year ago, driven by higher losses across all commercial portfolios, primarily in our commercial and industrial portfolio.
•Consumer portfolio net loan charge-offs were $541 million, or 56 basis points of average consumer loans, in first quarter 2023, compared with net loan charge-offs of $334 million, or 35 basis points, in the same period a year ago, driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.
•Nonperforming assets (NPAs) of $6.1 billion at March 31, 2023, increased $379 million, or 7%, from December 31, 2022, driven by higher commercial real estate nonaccrual loans, partially offset by lower residential mortgage nonaccrual loans. NPAs represented 0.65% of total loans at March 31, 2023.

Wells Fargo & Company	5

Earnings Performance
Wells Fargo net income for first quarter 2023 was $5.0 billion ($1.23 diluted EPS), compared with $3.8 billion ($0.91 diluted EPS) in the same period a year ago. Net income increased in first quarter 2023, compared with the same period a year ago, predominantly due to a $4.1 billion increase in net interest income, partially offset by a $2.0 billion increase in provision for credit losses and a $1.1 billion decrease in noninterest income.

Net Interest Income
Net interest income and net interest margin increased in first quarter 2023, compared with the same period a year ago, due to the impact of higher interest rates on earning assets, higher loan balances, and lower mortgage-backed securities (MBS) premium amortization, partially offset by higher expenses for interest bearing deposits and long-term debt.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended March 31, 2023 and 2022.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2022 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
			2023			2022
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$114,858	1,167	4.12%	$179,051	96	0.22%
Federal funds sold and securities purchased under resale agreements	68,633	696	4.12	64,845	(9)	(0.05)
Debt securities:
Trading debt securities	96,405	801	3.33	90,677	553	2.44
Available-for-sale debt securities	145,894	1,282	3.54	169,048	723	1.72
Held-to-maturity debt securities	279,955	1,780	2.55	279,245	1,379	1.98
Total debt securities	522,254	3,863	2.97	538,970	2,655	1.97
Loans held for sale (2)	6,611	97	5.90	19,513	140	2.86
Loans:
Commercial and industrial – U.S.	307,176	4,772	6.30	276,070	1,700	2.50
Commercial and industrial – Non-U.S.	76,101	1,134	6.04	77,759	403	2.10
Commercial real estate mortgage	130,845	1,949	6.04	127,464	833	2.65
Commercial real estate construction	24,229	438	7.33	20,259	165	3.31
Lease financing	14,832	172	4.63	14,586	155	4.24
Total commercial loans	553,183	8,465	6.20	516,138	3,256	2.56
Residential mortgage – first lien	255,018	2,088	3.28	242,883	1,907	3.14
Residential mortgage – junior lien	12,966	210	6.53	16,017	165	4.17
Credit card	45,842	1,440	12.74	38,164	1,065	11.32
Auto	53,065	597	4.56	56,701	584	4.17
Other consumer	28,577	545	7.74	28,102	256	3.69
Total consumer loans	395,468	4,880	4.98	381,867	3,977	4.20
Total loans (2)	948,651	13,345	5.69	898,005	7,233	3.25
Equity securities	28,651	170	2.39	33,282	170	2.05
Other	11,043	125	4.60	11,498	3	0.12
Total interest-earning assets	$1,700,701	19,463	4.62%	$1,745,164	10,288	2.38%
Cash and due from banks	28,147	—		24,976	—
Goodwill	25,173	—		25,180	—
Other	109,655	—		124,077	—
Total noninterest-earning assets	$162,975	—		174,233	—
Total assets	$1,863,676	19,463		1,919,397	10,288
Liabilities
Deposits:
Demand deposits	$420,835	1,379	1.33%	$455,350	38	0.03%
Savings deposits	402,285	547	0.55	440,680	24	0.02
Time deposits	78,866	725	3.72	27,849	19	0.28
Deposits in non-U.S. offices	18,240	110	2.45	21,456	2	0.03
Total interest-bearing deposits	920,226	2,761	1.22	945,335	83	0.04
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	39,235	416	4.30	20,431	(3)	(0.05)
Other short-term borrowings	19,261	154	3.25	12,327	(11)	(0.36)
Total short-term borrowings	58,496	570	3.95	32,758	(14)	(0.17)
Long-term debt	172,567	2,511	5.83	153,803	761	1.98
Other liabilities	33,427	178	2.16	31,092	130	1.68
Total interest-bearing liabilities	$1,184,716	6,020	2.05%	$1,162,988	960	0.33%
Noninterest-bearing demand deposits	436,468	—		518,737	—
Other noninterest-bearing liabilities	58,195	—		51,555	—
Total noninterest-bearing liabilities	$494,663	—		570,292	—
Total liabilities	$1,679,379	6,020		1,733,280	960
Total equity	184,297	—		186,117	—
Total liabilities and equity	$1,863,676	6,020		1,919,397	960

Interest rate spread on a taxable-equivalent basis (3)			2.57%			2.05%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$13,443	3.20%		$9,328	2.16%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity (HTM) debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale (AFS) debt securities. The interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $107 million in both quarters ended March 31, 2023 and 2022, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Deposit-related fees	$1,148	1,473	(325)	(22)%
Lending-related fees	356	342	14	4
Investment advisory and other asset-based fees	2,114	2,498	(384)	(15)
Commissions and brokerage services fees	619	537	82	15
Investment banking fees	326	447	(121)	(27)
Card fees	1,033	1,029	4	—
Net servicing income	112	154	(42)	(27)
Net gains on mortgage loan originations/sales	120	539	(419)	(78)
Mortgage banking	232	693	(461)	(67)
Net gains from trading activities	1,342	218	1,124	516
Net gains from debt securities	—	2	(2)	(100)
Net gains (losses) from equity securities	(357)	576	(933)	NM
Lease income	347	327	20	6
Other	233	365	(132)	(36)
Total	$7,393	8,507	(1,114)	(13)
NM – Not meaningful
First quarter 2023 vs. first quarter 2022
Deposit-related fees decreased reflecting:
•the elimination of non-sufficient funds fees and our efforts to help customers avoid overdraft fees; and
•lower fees on commercial accounts driven by a higher earnings credit rate due to an increase in interest rates.

Investment advisory and other asset-based fees decreased reflecting lower average market valuations.

For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Commissions and brokerage services fees increased due to higher service fee rates.

Investment banking fees decreased due to lower market activity.
Net servicing income decreased driven by:
•lower servicing fees due to a lower balance of mortgage loans serviced for others;
partially offset by:
•lower amortization of the fair value mortgage servicing right (MSR) due to lower prepayment rates driven by increases in interest rates.

Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage origination volume driven by our exit from the correspondent business in first quarter 2023; and
•lower gains related to the resecuritization of loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools.
In first quarter 2023, we executed letters of intent to sell MSRs on approximately $50 billion of loans serviced for others that we expect to close later this year. These expected sales have been considered in the valuation of our MSRs.
For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities increased driven by higher trading results across all asset classes.

Net gains (losses) from equity securities decreased reflecting:
•unrealized losses on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses; and
•lower realized gains on the sales of equity securities driven by our affiliated venture capital and private equity businesses.

Other income decreased driven by the change in fair value of liabilities associated with our reinsurance business, which was recognized as a result of our adoption of ASU 2018-12. For additional information on our adoption of ASU 2018-12, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

8	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Personnel	$9,415	9,271	144	2%
Technology, telecommunications and equipment	922	876	46	5
Occupancy	713	722	(9)	(1)
Operating losses	267	673	(406)	(60)
Professional and outside services	1,229	1,286	(57)	(4)
Leases (1)	177	188	(11)	(6)
Advertising and promotion	154	99	55	56
Restructuring charges	—	5	(5)	(100)
Other	799	731	68	9
Total	$13,676	13,851	(175)	(1)
(1)Represents expenses for assets we lease to customers.
First quarter 2023 vs. first quarter 2022
Personnel expense increased driven by:
•higher salaries expense; and
•higher severance expense;
partially offset by:
•lower incentive compensation expense; and
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software.

Operating losses decreased driven by lower expense for customer remediation and litigation matters.
As previously disclosed, we have outstanding litigation, regulatory, and customer remediation matters that could impact operating losses in the coming quarters.
Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.

Advertising and promotion expense increased due to higher marketing and brand campaign volumes.

Other expense increased due to higher Federal Deposit Insurance Corporation (FDIC) deposit assessment expense driven by a higher assessment rate.
We expect our FDIC deposit assessment expense will further increase as a result of the FDIC's announcement to recover by special assessment losses to the FDIC deposit insurance fund as a result of recent bank failures.
Income Tax Expense
Table 4: Income Tax Expense

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Income before income tax expense	$5,846	4,664	1,182	25%
Income tax expense	966	746	220	29
Effective income tax rate (1)	16.2%	16.5
(1)Represents Income tax expense (benefit) divided by Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
For additional information on income taxes, see Note 22 (Income Taxes) to Financial Statements in our 2022 Form 10-K.

Wells Fargo & Company	9

Earnings Performance (continued)
Operating Segment Results
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see Table 5. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer and relevant senior management. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

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
Allocated Capital Reportable operating segments are allocated capital under a risk-sensitive framework that is primarily based on aspects of our regulatory capital requirements, and the assumptions and methodologies used to allocate capital are periodically assessed and revised. Effective January 1, 2023, management modified its capital allocation methodology to improve alignment of allocated capital with the binding regulatory constraints of the Company. Management believes that return on allocated capital is a useful financial measure because it enables management, investors, and others to assess a reportable operating segment’s use of capital.
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

Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 16 (Operating Segments) to Financial Statements in this Report.

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2023
Net interest income	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	9,364	3,307	4,902	3,681	21	(546)	20,729
Provision for credit losses	867	(43)	252	11	120	—	1,207
Noninterest expense	6,038	1,752	2,217	3,061	608	—	13,676
Income (loss) before income tax expense (benefit)	2,459	1,598	2,433	609	(707)	(546)	5,846
Income tax expense (benefit)	618	399	615	152	(272)	(546)	966
Net income (loss) before noncontrolling interests	1,841	1,199	1,818	457	(435)	—	4,880
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(114)	—	(111)
Net income (loss)	$1,841	1,196	1,818	457	(321)	—	4,991
Quarter ended March 31, 2022
Net interest income	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income	2,567	966	1,480	2,958	942	(406)	8,507
Total revenue	8,563	2,327	3,470	3,757	124	(513)	17,728
Provision for credit losses	(190)	(344)	(196)	(37)	(20)	—	(787)
Noninterest expense	6,395	1,531	1,983	3,175	767	—	13,851
Income (loss) before income tax expense (benefit)	2,358	1,140	1,683	619	(623)	(513)	4,664
Income tax expense (benefit)	588	280	425	154	(188)	(513)	746
Net income (loss) before noncontrolling interests	1,770	860	1,258	465	(435)	—	3,918
Less: Net income from noncontrolling interests	—	3	—	—	127	—	130
Net income (loss)	$1,770	857	1,258	465	(562)	—	3,788
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

Earnings Performance (continued)
Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards as well as home, auto, personal, and small business lending. Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change
Income Statement
Net interest income	$7,433	5,996	1,437	24%
Noninterest income:
Deposit-related fees	672	845	(173)	(20)
Card fees	958	961	(3)	—
Mortgage banking	160	654	(494)	(76)
Other	141	107	34	32
Total noninterest income	1,931	2,567	(636)	(25)
Total revenue	9,364	8,563	801	9
Net charge-offs	589	375	214	57
Change in the allowance for credit losses	278	(565)	843	149
Provision for credit losses	867	(190)	1,057	556
Noninterest expense	6,038	6,395	(357)	(6)
Income before income tax expense	2,459	2,358	101	4
Income tax expense	618	588	30	5
Net income	$1,841	1,770	71	4
Revenue by Line of Business
Consumer and Small Business Banking	$6,486	5,071	1,415	28
Consumer Lending:
Home Lending	863	1,490	(627)	(42)
Credit Card	1,305	1,265	40	3
Auto	392	444	(52)	(12)
Personal Lending	318	293	25	9
Total revenue	$9,364	8,563	801	9

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	16.5%	14.4
Efficiency ratio (2)	64	75
Retail bank branches (#)	4,525	4,705		(4)
Digital active customers (# in millions) (3)	34.3	33.7		2
Mobile active customers (# in millions) (3)	28.8	27.8		4

Consumer and Small Business Banking:
Deposit spread (4)	2.5%	1.6
Debit card purchase volume ($ in billions) (5)	$117.3	115.0	2.3	2
Debit card purchase transactions (# in millions) (5)	2,369	2,338		1
(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$84	116	(32)	(28)%
Net gains on mortgage loan originations/sales	76	538	(462)	(86)
Total mortgage banking	$160	654	(494)	(76)

Originations ($ in billions):
Retail	$5.6	24.1	(18.5)	(77)
Correspondent	1.0	13.8	(12.8)	(93)
Total originations	$6.6	37.9	(31.3)	(83)

% of originations held for sale (HFS)	46.8%	51.4
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$666.8	704.2	(37.4)	(5)
Mortgage servicing rights (MSR) carrying value (period-end)	8,819	8,511	308	4
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.32%	1.21
Home lending loans 30+ days delinquency rate (7)(8)	0.26	0.29

Credit Card:
Point of sale (POS) volume ($ in billions)	$30.1	26.0	4.1	16
New accounts (# in thousands)	567	484		17
Credit card loans 30+ days delinquency rate	2.26%	1.58
Credit card loans 90+ days delinquency rate	1.16	0.78

Auto:
Auto originations ($ in billions)	$5.0	7.3	(2.3)	(32)
Auto loans 30+ days delinquency rate (8)	2.25%	1.68

Personal Lending:
New volume ($ in billions)	$2.9	2.6	0.3	12
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
(8)Excludes nonaccrual loans.
First quarter 2023 vs. first quarter 2022
Revenue increased driven by:
•higher net interest income driven by higher interest rates and deposit spreads, partially offset by lower deposit balances;
partially offset by:
•lower mortgage banking noninterest income due to lower origination volumes and lower revenue related to the resecuritization of loans we purchased from GNMA loan securitization pools; and
•lower deposit-related fees reflecting the elimination of non-sufficient funds fees and our efforts to help customers avoid overdraft fees.
Provision for credit losses included a $843 million increase in the allowance for credit losses reflecting a less favorable economic outlook and portfolio credit normalization, as well as higher net charge-offs.
Noninterest expense decreased driven by:
•lower operating losses reflecting lower expense for customer remediation and litigation matters; and
•lower personnel expense driven by lower revenue-related incentive compensation in Home Lending due to lower production, and the impact of efficiency initiatives;
partially offset by:
•higher operating costs.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer and Small Business Banking	$9,363	10,605	(1,242)	(12)%
Consumer Lending:
Home Lending	222,561	213,714	8,847	4
Credit Card	38,190	31,503	6,687	21
Auto	53,676	57,278	(3,602)	(6)
Personal Lending	14,518	11,955	2,563	21
Total loans	$338,308	325,055	13,253	4
Total deposits	841,265	881,339	(40,074)	(5)
Allocated capital	44,000	48,000	(4,000)	(8)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer and Small Business Banking	$9,457	11,006	(1,549)	(14)
Consumer Lending:
Home Lending	222,012	215,858	6,154	3
Credit Card	38,201	31,974	6,227	19
Auto	53,244	57,652	(4,408)	(8)
Personal Lending	14,597	12,068	2,529	21
Total loans	$337,511	328,558	8,953	3
Total deposits	851,304	909,896	(58,592)	(6)
First quarter 2023 vs. first quarter 2022
Total loans (average and period-end) increased driven by:
•higher loan balances in Home Lending;
•the impact of new products and higher customer purchase volume in our Credit Card business; and
•higher origination volumes in our Personal Lending business;
partially offset by:
•a decline in our Auto business due to lower origination volumes reflecting credit tightening actions and rising interest rates; and
•a decline in Paycheck Protection Program loans in Consumer and Small Business Banking.
Total deposits (average and period-end) decreased due to continued consumer spending and lower servicing escrow deposits, as well as customers continuing to reallocate cash into higher yielding alternatives.

14	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,489	1,361	1,128	83%
Noninterest income:
Deposit-related fees	236	328	(92)	(28)
Lending-related fees	129	121	8	7
Lease income	169	179	(10)	(6)
Other	284	338	(54)	(16)
Total noninterest income	818	966	(148)	(15)
Total revenue	3,307	2,327	980	42
Net charge-offs	(39)	(29)	(10)	(34)
Change in the allowance for credit losses	(4)	(315)	311	99
Provision for credit losses	(43)	(344)	301	88
Noninterest expense	1,752	1,531	221	14
Income (loss) before income tax expense (benefit)	1,598	1,140	458	40
Income tax expense	399	280	119	43
Less: Net income from noncontrolling interests	3	3	—	—
Net income	$1,196	857	339	40

Revenue by Line of Business
Middle Market Banking	$2,155	1,246	909	73
Asset-Based Lending and Leasing	1,152	1,081	71	7
Total revenue	$3,307	2,327	980	42

Revenue by Product
Lending and leasing	$1,324	1,255	69	5
Treasury management and payments	1,562	779	783	101
Other	421	293	128	44
Total revenue	$3,307	2,327	980	42

Selected Metrics
Return on allocated capital	18.1%	16.9
Efficiency ratio	53	66
First quarter 2023 vs. first quarter 2022

Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads as well as higher loan balances;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers; and
•lower other noninterest income driven by lower net gains from equity securities.
Provision for credit losses reflected loan growth.

Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$163,210	135,792	27,418	20%
Commercial real estate	45,862	45,053	809	2
Lease financing and other	13,754	13,550	204	2
Total loans	$222,826	194,395	28,431	15
Loans by Line of Business:
Middle Market Banking	$121,625	108,583	13,042	12
Asset-Based Lending and Leasing	101,201	85,812	15,389	18
Total loans	$222,826	194,395	28,431	15
Total deposits	170,467	200,699	(30,232)	(15)
Allocated capital	25,500	19,500	6,000	31

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$166,853	140,932	25,921	18
Commercial real estate	45,895	44,428	1,467	3
Lease financing and other	13,851	13,473	378	3
Total loans	$226,599	198,833	27,766	14
Loans by Line of Business:
Middle Market Banking	$121,626	110,258	11,368	10
Asset-Based Lending and Leasing	104,973	88,575	16,398	19
Total loans	$226,599	198,833	27,766	14
Total deposits	169,827	195,549	(25,722)	(13)
First quarter 2023 vs. first quarter 2022

Total loans (average and period-end) increased driven by new customer growth and higher line utilization.

Total deposits (average and period-end) decreased as customers continued to reallocate cash into higher yielding alternatives.

16	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions as well as sales, trading, and research capabilities. Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,461	1,990	471	24%
Noninterest income:
Deposit-related fees	236	293	(57)	(19)
Lending-related fees	194	185	9	5
Investment banking fees	314	462	(148)	(32)
Net gains from trading activities	1,257	228	1,029	451
Other	440	312	128	41
Total noninterest income	2,441	1,480	961	65
Total revenue	4,902	3,470	1,432	41
Net charge-offs	17	(31)	48	155
Change in the allowance for credit losses	235	(165)	400	242
Provision for credit losses	252	(196)	448	229
Noninterest expense	2,217	1,983	234	12
Income before income tax expense	2,433	1,683	750	45
Income tax expense	615	425	190	45
Net income	$1,818	1,258	560	45

Revenue by Line of Business
Banking:
Lending	$692	521	171	33
Treasury Management and Payments	785	432	353	82
Investment Banking	280	331	(51)	(15)
Total Banking	1,757	1,284	473	37
Commercial Real Estate	1,311	995	316	32
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,285	877	408	47
Equities	437	267	170	64
Credit Adjustment (CVA/DVA) and Other	71	25	46	184
Total Markets	1,793	1,169	624	53
Other	41	22	19	86
Total revenue	$4,902	3,470	1,432	41

Selected Metrics
Return on allocated capital	15.9%	13.2
Efficiency ratio	45	57
First quarter 2023 vs. first quarter 2022
Revenue increased driven by:
•higher net gains from trading activities driven by higher trading results across all asset classes; and
•higher net interest income reflecting higher interest rates as well as higher loan balances;
partially offset by:
•lower investment banking fees due to lower market activity; and
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for corporate banking customers.

Provision for credit losses included a $400 million increase in the allowance for credit losses reflecting an increase for commercial real estate loans, primarily office loans.
Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$193,770	191,152	2,618	1%
Commercial real estate	100,972	93,346	7,626	8
Total loans	$294,742	284,498	10,244	4
Loans by Line of Business:
Banking	$99,078	102,485	(3,407)	(3)
Commercial Real Estate	136,806	126,248	10,558	8
Markets	58,858	55,765	3,093	6
Total loans	$294,742	284,498	10,244	4
Trading-related assets:
Trading account securities	$112,628	115,687	(3,059)	(3)
Reverse repurchase agreements/securities borrowed	57,818	54,832	2,986	5
Derivative assets	17,928	26,244	(8,316)	(32)
Total trading-related assets	$188,374	196,763	(8,389)	(4)
Total assets	548,808	551,404	(2,596)	—
Total deposits	157,551	169,181	(11,630)	(7)
Allocated capital	44,000	36,000	8,000	22

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$191,020	194,201	(3,181)	(2)
Commercial real estate	100,797	96,426	4,371	5
Total loans	$291,817	290,627	1,190	—
Loans by Line of Business:
Banking	$97,178	107,081	(9,903)	(9)
Commercial Real Estate	135,728	129,375	6,353	5
Markets	58,911	54,171	4,740	9
Total loans	$291,817	290,627	1,190	—
Trading-related assets:
Trading account securities	$115,198	113,763	1,435	1
Reverse repurchase agreements/securities borrowed	57,502	57,579	(77)	—
Derivative assets	16,968	26,695	(9,727)	(36)
Total trading-related assets	$189,668	198,037	(8,369)	(4)
Total assets	542,168	564,976	(22,808)	(4)
Total deposits	158,564	168,467	(9,903)	(6)
First quarter 2023 vs. first quarter 2022
Total assets (average and period-end) decreased reflecting lower trading-related derivative assets due to declines in derivative balances for commodities and equities.

Total deposits (average and period-end) decreased as customers continued to reallocate cash into higher yielding alternatives.

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
Table 6g: Wealth and Investment Management

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change
Income Statement
Net interest income	$1,044	799	245	31%
Noninterest income:
Investment advisory and other asset-based fees	2,061	2,476	(415)	(17)
Commissions and brokerage services fees	541	454	87	19
Other	35	28	7	25
Total noninterest income	2,637	2,958	(321)	(11)
Total revenue	3,681	3,757	(76)	(2)
Net charge-offs	(1)	(4)	3	75
Change in the allowance for credit losses	12	(33)	45	136
Provision for credit losses	11	(37)	48	130
Noninterest expense	3,061	3,175	(114)	(4)
Income before income tax expense	609	619	(10)	(2)
Income tax expense	152	154	(2)	(1)
Net income	$457	465	(8)	(2)

Selected Metrics
Return on allocated capital	28.9%	21.0
Efficiency ratio	83	85
Advisory assets ($ in billions)	$825	912	(87)	(10)
Other brokerage assets and deposits ($ in billions)	1,104	1,168	(64)	(5)
Total client assets ($ in billions)	$1,929	2,080	(151)	(7)

Selected Balance Sheet Data (average)
Total loans	$83,621	84,765	(1,144)	(1)
Total deposits	126,604	185,814	(59,210)	(32)
Allocated capital	6,250	8,750	(2,500)	(29)

Selected Balance Sheet Data (period-end)
Total loans	$82,817	84,688	(1,871)	(2)
Total deposits	117,252	183,727	(66,475)	(36)
First quarter 2023 vs. first quarter 2022
Revenue decreased driven by:
•lower investment advisory and other asset-based fees due to lower average market valuations and net outflows of advisory assets;
partially offset by:
•higher net interest income reflecting higher interest rates, partially offset by lower deposit balances; and
•higher commissions and brokerage services fees due to higher service fee rates.
Noninterest expense decreased driven by:
•lower personnel expense driven by lower revenue-related incentive compensation; and
•the impact of efficiency initiatives.
Total deposits (average and period-end) decreased as customers continued to reallocate cash into higher yielding alternatives.

Wells Fargo & Company	19

Earnings Performance (continued)
WIM Advisory Assets In addition to transactional accounts, WIM offers advisory account relationships to brokerage customers. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
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
For both first quarter 2023 and 2022, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2023
Client-directed (4)	$165.2	8.2	(8.4)	6.9	171.9
Financial advisor-directed (5)	222.9	9.4	(9.2)	10.0	233.1
Separate accounts (6)	176.5	5.9	(6.1)	6.4	182.7
Mutual fund advisory (7)	78.6	2.0	(3.1)	3.1	80.6
Total Wells Fargo Advisors	$643.2	25.5	(26.8)	26.4	668.3
The Private Bank (8)	153.6	7.3	(9.3)	5.2	156.8
Total WIM advisory assets	$796.8	32.8	(36.1)	31.6	825.1
March 31, 2022
Client-directed (4)	$205.6	8.8	(10.2)	(10.5)	193.7
Financial advisor-directed (5)	255.5	12.6	(9.9)	(11.0)	247.2
Separate accounts (6)	203.3	7.5	(7.0)	(11.0)	192.8
Mutual fund advisory (7)	102.1	3.2	(4.0)	(6.2)	95.1
Total Wells Fargo Advisors	$766.5	32.1	(31.1)	(38.7)	728.8
The Private Bank (8)	198.0	7.4	(11.7)	(10.1)	183.6
Total WIM advisory assets	$964.5	39.5	(42.8)	(48.8)	912.4
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

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments as well as our investment portfolio and affiliated venture capital and private equity businesses.
Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses. Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Income Statement
Net interest income	$16	(818)	834	102%
Noninterest income	5	942	(937)	(99)
Total revenue	21	124	(103)	(83)
Net charge-offs	(2)	(6)	4	67
Change in the allowance for credit losses	122	(14)	136	971
Provision for credit losses	120	(20)	140	700
Noninterest expense	608	767	(159)	(21)
Loss before income tax benefit	(707)	(623)	(84)	(13)
Income tax benefit	(272)	(188)	(84)	(45)
Less: Net income (loss) from noncontrolling interests (1)	(114)	127	(241)	NM
Net loss	$(321)	(562)	241	43
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
First quarter 2023 vs. first quarter 2022
Revenue decreased driven by:
•net losses on nonmarketable equity securities from our affiliated venture capital and private equity businesses;
partially offset by:
•higher net interest income reflecting higher interest rates.

Provision for credit losses reflected an increase in allowance for credit losses.

Noninterest expense decreased driven by the impact of divestitures.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.6 billion and $4.7 billion as of March 31, 2023, and December 31, 2022, respectively. The average age of our rail cars is 22 years and the rail cars are typically leased to customers under short-term leases of 3 to 5 years. Our four largest concentrations, which represented 67% of our rail car fleet as of March 31, 2023, were rail cars used for the transportation of cement/sand, agricultural grain, plastics, and coal products. We may incur impairment charges in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) and Note 8 (Leasing Activity) to Financial Statements in our 2022 Form 10-K.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended Mar 31,
(in millions)	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$117,419	178,747	(61,328)	(34)%
Available-for-sale debt securities (1)	128,770	156,756	(27,986)	(18)
Held-to-maturity debt securities (1)	272,718	275,510	(2,792)	(1)
Equity securities	15,519	15,760	(241)	(2)
Total loans	9,154	9,292	(138)	(1)
Total assets	596,087	687,346	(91,259)	(13)
Total deposits	60,807	27,039	33,768	125

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$136,093	175,201	(39,108)	(22)
Available-for-sale debt securities (1)	133,311	157,164	(23,853)	(15)
Held-to-maturity debt securities (1)	274,202	277,965	(3,763)	(1)
Equity securities	15,200	16,137	(937)	(6)
Total loans	9,247	9,101	146	2
Total assets	620,241	682,912	(62,671)	(9)
Total deposits	65,682	23,715	41,967	177
(1)In first quarter 2023, we reclassified HTM debt securities with a fair value of $23.2 billion to AFS debt securities in connection with the adoption of ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
First quarter 2023 vs. first quarter 2022
Total assets (average and period-end) decreased reflecting:
•a decrease in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury as a result of a decrease in deposits in the operating segments and an increase in loans originated in the operating segments; and
•lower available-for-sale debt securities due to sales and net unrealized losses, partially offset by the reclassification of HTM debt securities to AFS debt securities in connection with the adoption of ASU 2022-01.

Total deposits (average and period-end) increased driven by issuances of certificates of deposit (CDs).

22	Wells Fargo & Company

Balance Sheet Analysis
At March 31, 2023, our assets totaled $1.89 trillion, up $5.4 billion from December 31, 2022.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2023				December 31, 2022
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$151,861	(7,463)	144,398	4.7	$121,725	(8,131)	113,594	5.4
Held-to-maturity (3)	277,147	(36,459)	240,688	8.1	297,059	(41,538)	255,521	8.1
Total	$429,008	(43,922)	385,086	n/a	$418,784	(49,669)	369,115	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $6 million related to available-for-sale debt securities at both March 31, 2023, and December 31, 2022, and $77 million and $85 million related to held-to-maturity debt securities at March 31, 2023, and December 31, 2022, respectively.
(2)Available-for-sale debt securities are carried on our consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on our consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2022 Form 10-K for information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities increased from December 31, 2022. Purchases of AFS and HTM debt securities exceeded portfolio runoff.
In addition, we transferred AFS debt securities with a fair value of $3.7 billion to HTM debt securities in first quarter 2023 due to actions taken to reposition the overall portfolio for capital management purposes. Debt securities transferred from AFS to HTM in first quarter 2023 had $320 million of pre-tax unrealized losses at the time of the transfers.
Additionally, in first quarter 2023, we also reclassified HTM debt securities with an aggregate fair value of $23.2 billion and amortized cost of $23.9 billion to AFS debt securities in connection with the adoption of ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information on our adoption of ASU 2022-01, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
The total net unrealized losses on AFS and HTM debt securities at March 31, 2023, were driven by higher interest rates and changes in credit spreads.
At March 31, 2023, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	23

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2022, primarily due to a decrease in the commercial and industrial loan portfolio as a result of paydowns, partially offset by seasonally higher loan draws and new originations within the commercial and industrial loan portfolio. Consumer loans decreased from December 31, 2022, a significant portion of which was due to paydowns exceeding originations in the residential mortgage portfolio.
Table 8: Loan Portfolios

($ in millions)	March 31, 2023	December 31, 2022	$ Change	% Change
Commercial	$554,217	557,516	(3,299)	(1)%
Consumer	393,774	398,355	(4,581)	(1)
Total loans	$947,991	955,871	(7,880)	(1)
Average loan balances and a comparative detail of average loan balances is included in Table 1 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
See the “Balance Sheet Analysis – Loan Portfolios” section in our 2022 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.
Deposits
Deposits decreased from December 31, 2022, reflecting:
•customers continuing to reallocate cash into higher yielding alternatives; and
•continued consumer spending;
partially offset by:
•higher time deposits driven by issuances of certificates of deposit (CDs).

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. In response to higher interest rates, our average deposit cost in first quarter 2023 increased to 0.83%, compared with 0.46% in fourth quarter 2022.
Table 9: Deposits

($ in millions)	Mar 31, 2023	% of total deposits	Dec 31, 2022	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$434,912	32%	$458,010	33%	$(23,098)	(5)%
Interest-bearing demand deposits	422,868	31	428,877	31	(6,009)	(1)
Savings deposits	396,909	29	410,139	30	(13,230)	(3)
Time deposits	89,436	7	66,197	5	23,239	35
Interest-bearing deposits in non-U.S. offices	18,504	1	20,762	1	(2,258)	(11)
Total deposits	$1,362,629	100%	$1,383,985	100%	$(21,356)	(2)

24	Wells Fargo & Company

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on our consolidated balance sheet, or may be recorded on our consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include unfunded credit commitments, transactions with unconsolidated entities, guarantees, commitments to purchase debt and equity securities, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Unfunded Credit Commitments
Unfunded credit commitments are legally binding agreements to lend to customers with terms covering usage of funds, contractual interest rates, expiration dates, and any required collateral. The maximum credit risk for these commitments will generally be lower than the contractual amount because these commitments may expire without being used or may be cancelled at the customer’s request. Our credit risk monitoring activities include managing the amount of commitments, both to individual customers and in total, and the size and maturity structure of these commitments. For additional information, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For additional information, see Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Guarantees and Other Arrangements
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. For additional information, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.

Commitments to Purchase Debt and Equity Securities
We enter into commitments to purchase securities under resale agreements. We also may enter into commitments to purchase debt and equity securities to provide capital for customers’ funding, liquidity or other future needs. For additional information, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recorded on our consolidated balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recorded on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For additional information, see Note 11 (Derivatives) to Financial Statements in this Report.

Wells Fargo & Company	25

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders.
For additional information about how we manage risk, see the “Risk Management” section in our 2022 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2022 Form 10-K.

Credit Risk Management
We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of the Company’s assets and exposures such as debt security holdings, certain derivatives, and loans.
The Board’s Risk Committee has primary oversight responsibility for credit risk. A Credit Subcommittee of the Risk Committee assists the Risk Committee in providing oversight of credit risk. At the management level, Corporate Credit Risk, which is part of Independent Risk Management, has oversight responsibility for credit risk. Corporate Credit Risk reports to the Chief Risk Officer and supports periodic reports related to credit risk provided to the Board’s Risk Committee or its Credit Subcommittee.

Loan Portfolio Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2023	Dec 31, 2022
Commercial and industrial	$384,690	386,806
Commercial real estate	154,707	155,802
Lease financing	14,820	14,908
Total commercial	554,217	557,516
Residential mortgage	267,138	269,117
Credit card	45,766	46,293
Auto	52,631	53,669
Other consumer	28,239	29,276
Total consumer	393,774	398,355
Total loans	$947,991	955,871
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Mar 31, 2023	Dec 31, 2022
Nonaccrual loans
Commercial loans	$2,275	1,823
Consumer loans	3,735	3,803
Total nonaccrual loans	$6,010	5,626
Nonaccrual loans as a % of total loans	0.63%	0.59

Allowance for credit losses (ACL) for loans	$13,705	13,609
ACL for loans as a % of total loans	1.45%	1.42

	Mar 31, 2023	Mar 31, 2022
Net loan charge-offs as a % of:
Average commercial loans	0.05%	(0.02)
Average consumer loans	0.56	0.35
Additional information on our loan portfolios and our credit quality trends follows.
Significant Loan Portfolio Reviews Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

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

26	Wells Fargo & Company

We had $13.3 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at March 31, 2023, compared with $12.6 billion at December 31, 2022. The increase was driven by the technology, telecom and media, and entertainment and recreation industries.
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
The portfolio decreased at March 31, 2023, compared with December 31, 2022, as a result of paydowns, partially offset by seasonally higher loan draws and new originations. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks	$13	144,954	15%	$225,689	44	147,171	15%	$229,822
Technology, telecom and media	43	27,807	3	66,024	31	27,767	3	66,340
Real estate and construction	53	24,353	3	55,341	73	24,478	3	56,393
Retail	45	20,468	2	49,625	47	19,487	2	49,334
Equipment, machinery and parts manufacturing	177	24,569	3	46,773	83	23,675	2	47,507
Materials and commodities	82	16,960	2	40,199	86	16,610	2	39,667
Food and beverage manufacturing	5	16,890	2	33,480	17	17,393	2	33,951
Oil, gas and pipelines	48	9,782	1	30,991	55	9,991	1	31,077
Health care and pharmaceuticals	20	14,914	2	30,360	21	14,861	2	30,294
Auto related	8	13,926	1	28,485	10	13,168	1	27,451
Commercial services	32	11,536	1	27,067	50	11,418	1	26,693
Utilities	18	8,342	*	25,953	18	9,457	*	26,899
Diversified or miscellaneous	3	8,587	*	20,508	2	8,161	*	21,498
Entertainment and recreation	26	13,648	1	19,820	28	13,085	1	18,741
Transportation services	196	8,357	*	15,542	237	8,389	*	16,064
Insurance and fiduciaries	1	4,714	*	14,718	1	4,691	*	15,592
Banks	—	12,373	1	12,954	—	14,403	2	16,537
Government and education	36	6,131	*	12,064	25	6,482	*	12,590
Agribusiness	7	6,215	*	11,516	24	6,180	*	11,457
Other (3)	12	4,984	*	11,981	13	4,847	*	12,301
Total	$825	399,510	42%	$779,090	865	401,714	42%	$790,208
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)The balances of unfunded credit commitments at December 31, 2022, were revised to exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase, which is consistent with March 31, 2023.
(3)No other single industry had total loans in excess of $3.4 billion at both March 31, 2023, and December 31, 2022.

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

Table 12a provides further loan segmentation for our largest industry category, financials except banks. This category includes loans to investment firms, financial vehicles, nonbank creditors, rental and leasing companies, securities firms, and investment banks. These loans are generally secured and have features to help manage credit risk, such as structural credit enhancements, collateral eligibility requirements, contractual re-margining of collateral supporting the loans, and loan amounts limited to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Table 12a: Financials Except Banks Industry Category

	March 31, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Asset managers and funds (3)	$1	50,242	5%	$92,385	1	52,254	5%	$97,998
Commercial finance (4)	2	53,669	6	78,085	31	53,269	5	76,016
Consumer finance (5)	2	16,665	2	28,532	4	17,028	2	29,047
Real estate finance (6)	8	24,378	2	26,687	8	24,620	3	26,761
Total	$13	144,954	15%	$225,689	44	147,171	15%	$229,822
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)The balances of unfunded credit commitments at December 31, 2022, were revised to exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase, which is consistent with March 31, 2023.
(3)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(4)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.7 billion and $7.8 billion at March 31, 2023, and December 31, 2022, respectively.
(5)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(6)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.

Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $76.5 billion and $79.7 billion at March 31, 2023, and December 31, 2022, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2023, and December 31, 2022, respectively, included:
•$43.1 billion and $45.7 billion in the financials except banks industry;
•$12.2 billion and $14.1 billion in the banks industry; and
•$1.2 billion in the oil, gas and pipelines industry, for both periods.

28	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is comprised of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $1.1 billion from December 31, 2022, primarily driven by a decrease in loans for mixed use properties and office property types, partially offset by an increase in loans for the apartments property type. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas, and Florida, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 26% and office at 23% of the portfolio. Unfunded credit commitments were $9.2 billion and $8.8 billion at March 31, 2023, and December 31, 2022, respectively, for CRE mortgage loans and $18.9 billion and $20.7 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had
$13.2 billion of CRE mortgage loans classified as criticized at March 31, 2023, compared with $11.3 billion at December 31, 2022, and $1.3 billion of CRE construction loans classified as criticized at March 31, 2023, compared with $1.1 billion at December 31, 2022. The increase in criticized CRE loans was predominantly driven by the office property type. The credit quality of the office property type continued to be adversely affected as weakened demand for office space continued to drive higher vacancy rates and deteriorating operating performance. At March 31, 2023, nearly one-third of the CRE loans in the office property type had recourse to a guarantor, typically through a repayment guarantee, in addition to the related collateral. Loans in California and New York represented approximately 40% of the office property type at March 31, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					March 31, 2023				December 31, 2022
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$313	28,898	1	4,550	314	33,448	4%	$38,524	34,285	39,594
New York	133	14,585	—	2,433	133	17,018	2	19,375	17,294	19,360
Texas	21	11,672	—	1,288	21	12,960	1	14,952	12,807	14,941
Florida	9	9,693	—	1,850	9	11,543	1	14,531	11,418	14,690
North Carolina	6	4,123	—	1,064	6	5,187	*	6,826	5,227	6,650
Washington	86	4,247	—	1,437	86	5,684	*	6,745	5,603	6,868
Georgia	116	4,594	—	819	116	5,413	*	6,616	5,428	6,651
Arizona	13	4,730	—	601	13	5,331	*	6,254	5,302	6,288
New Jersey	7	2,727	—	1,480	7	4,207	*	5,519	4,119	5,660
Massachusetts	4	2,728	42	1,105	46	3,833	*	5,070	4,094	5,324
Other (2)	698	42,532	1	7,551	699	50,083	5	58,407	50,225	59,294
Total	$1,406	130,529	44	24,178	1,450	154,707	16%	$182,819	155,802	185,320
By property:
Apartments	$8	30,636	—	9,396	8	40,032	4%	$51,266	39,743	51,567
Office	725	31,788	—	3,883	725	35,671	4	39,867	36,144	40,827
Industrial/warehouse	36	16,914	—	3,573	36	20,487	2	24,415	20,634	24,546
Hotel/motel	151	11,464	—	1,337	151	12,801	1	13,889	12,751	13,758
Retail (excl shopping center)	198	11,478	2	122	200	11,600	1	12,310	11,753	12,486
Shopping center	197	8,957	—	418	197	9,375	*	10,003	9,534	10,131
Institutional	31	5,350	—	2,341	31	7,691	*	9,027	7,725	9,178
Mixed use properties	45	4,453	42	943	87	5,396	*	6,555	5,887	7,139
Collateral pool	—	3,078	—	41	—	3,119	*	3,477	3,062	3,662
1-4 family structure	—	7	—	1,242	—	1,249	*	3,325	1,324	3,589
Other	15	6,404	—	882	15	7,286	*	8,685	7,245	8,437
Total	$1,406	130,529	44	24,178	1,450	154,707	16%	$182,819	155,802	185,320
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see
Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.0 billion and $4.1 billion at March 31, 2023, and December 31, 2022, respectively. Non-U.S. loans were $7.7 billion and $7.6 billion at March 31, 2023, and December 31, 2022, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2023, non-U.S. loans totaled $84.4 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $87.5 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2022. Non-U.S. loans were approximately 4% and 5% of our total consolidated assets at March 31, 2023, and December 31, 2022, respectively.

COUNTRY RISK EXPOSURE Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of a borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on a borrower’s primary address.
Our largest single country exposure outside the U.S. at March 31, 2023, was the United Kingdom, which totaled
$30.5 billion, or approximately 2% of our total assets, and included $4.6 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 14:
•Lending and deposits exposure includes outstanding loans, unfunded credit commitments (excluding discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase), and deposits with non-U.S. banks. These balances are presented prior to the deduction of allowance for credit losses or collateral received under the terms of the credit agreements, if any.
•Securities exposure represents debt and equity securities of non-U.S. issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.
•Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 14: Select Country Exposures

	March 31, 2023
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$4,639	23,202	—	1,119	3	1,551	4,642	25,872	30,514
Canada	9	15,958	(1)	178	72	224	80	16,360	16,440
Cayman Islands	—	7,424	—	—	—	248	—	7,672	7,672
Luxembourg	—	6,531	—	132	—	225	—	6,888	6,888
Japan	3,838	627	—	604	—	96	3,838	1,327	5,165
France	53	3,948	539	161	101	53	693	4,162	4,855
Ireland	6	4,472	—	135	—	226	6	4,833	4,839
Bermuda	—	3,891	—	17	—	40	—	3,948	3,948
Germany	—	3,053	—	149	11	262	11	3,464	3,475
South Korea	—	2,722	3	351	—	4	3	3,077	3,080
Guernsey	—	3,208	—	—	—	12	—	3,220	3,220
Netherlands	—	2,745	—	109	—	89	—	2,943	2,943
Chile	—	1,879	—	253	—	1	—	2,133	2,133
Australia	—	1,721	—	150	—	17	—	1,888	1,888
China	12	1,594	—	179	55	30	67	1,803	1,870
Brazil	—	1,288	—	(5)	—	1	—	1,284	1,284
Switzerland	—	1,053	—	(23)	—	176	—	1,206	1,206
India	275	909	(40)	(42)	—	—	235	867	1,102
Belgium	—	945	—	—	—	—	—	945	945
Norway	—	738	—	116	—	21	—	875	875
Total top 20 country exposures	$8,832	87,908	501	3,583	242	3,276	9,575	94,767	104,342
(1)Total non-sovereign exposure comprised $47.2 billion exposure to financial institutions and $47.6 billion to non-financial corporations at March 31, 2023.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 95% of the total residential mortgage loan portfolio at both March 31, 2023, and December 31, 2022.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans.
ARM loans were 7% of total loans at both March 31, 2023, and December 31, 2022, with an initial reset date in 2025 or later for the majority of this portfolio at March 31, 2023. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only

30	Wells Fargo & Company

payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $17.2 billion at March 31, 2023, compared with $18.3 billion at December 31, 2022. The unfunded credit commitments for these lines of credit totaled $33.9 billion at March 31, 2023, compared with $35.5 billion at December 31, 2022. For additional information on our residential loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our residential mortgage portfolio as part of our credit risk management process. Our periodic review of this portfolio includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. For additional information about our use of appraisals and AVMs, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current Fair Isaac Corporation (FICO) credit scores and loan/
combined loan to collateral values (LTV/CLTV) on the entire residential mortgage loan portfolio. CLTV represents the ratio of the total loan balance of first and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. For additional information regarding credit quality indicators, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $1.3 billion from
December 31, 2022, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
California (2)	$110,551	110,877	11.66%	11.60	0.43	0.45	0.01	—
New York	31,583	31,753	3.33	3.32	0.68	0.80	—	(0.02)
Washington	10,603	10,523	1.12	1.10	0.26	0.30	(0.06)	0.02
Florida	10,430	10,535	1.10	1.10	1.05	1.13	(0.12)	(0.14)
New Jersey	10,332	10,416	1.09	1.09	1.12	1.24	0.01	(0.01)
Other (3)	72,451	72,843	7.64	7.62	0.81	0.93	—	—
Total	245,950	246,947	25.94	25.83	0.62	0.69	—	(0.01)
Government insured/guaranteed loans (4)	8,578	8,860	0.90	0.93
Total first lien mortgage portfolio	$254,528	255,807	26.84%	26.76
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.6 billion and $7.7 billion at March 31, 2023, and December 31, 2022, respectively.
(4)Represents loans, substantially all of which were purchased from GNMA loan securitization pools, where the repayment of the loans is predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $700 million from December 31, 2022, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
California	$3,396	3,550	0.36%	0.37	1.78	2.02	(0.04)	(0.16)
New Jersey	1,305	1,383	0.14	0.14	2.82	2.76	(0.03)	0.21
Florida	1,092	1,165	0.12	0.12	2.53	2.69	(0.21)	(0.92)
Pennsylvania	780	832	0.08	0.09	2.87	2.76	0.03	(0.01)
New York	749	794	0.08	0.08	3.27	2.86	(0.35)	0.05
Other (2)	5,288	5,586	0.56	0.58	2.05	2.05	(0.49)	(0.36)
Total junior lien mortgage portfolio	$12,610	13,310	1.34%	1.38	2.22	2.27	(0.26)	(0.25)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $750 million and $790 million at March 31, 2023, and December 31, 2022, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	March 31, 2023		December 31, 2022
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$45,766	4.83%	$46,293	4.84%
Auto	52,631	5.55	53,669	5.61
Other consumer (1)	28,239	2.98	29,276	3.06
Total	$126,636	13.36%	$129,238	13.51%
(1)Includes $18.4 billion and $19.4 billion at March 31, 2023, and December 31, 2022, respectively, of commercial and consumer securities-based loans originated by the WIM operating segment.
Credit Card  The decrease in the outstanding balance at March 31, 2023, compared with December 31, 2022, was due to seasonally lower purchase volume.
Auto  The decrease in the outstanding balance at March 31, 2023, compared with December 31, 2022, was due to lower origination volumes reflecting credit tightening actions and continued price competition due to rising interest rates.
Other Consumer  The decrease in the outstanding balance at March 31, 2023, compared with December 31, 2022, was due to lower originations reflecting seasonality.

32	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2022 Form 10-K. Table 18 summarizes nonperforming assets (NPAs).
Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Mar 31, 2023	Dec 31, 2022
Nonaccrual loans:
Commercial and industrial	$739	746
Commercial real estate	1,450	958
Lease financing	86	119
Total commercial	2,275	1,823
Residential mortgage (1)	3,552	3,611
Auto	145	153
Other consumer	38	39
Total consumer	3,735	3,803
Total nonaccrual loans	$6,010	5,626
As a percentage of total loans	0.63%	0.59
Foreclosed assets:
Government insured/guaranteed (2)	$18	22
Non-government insured/guaranteed	114	115
Total foreclosed assets	132	137
Total nonperforming assets	$6,142	5,763
As a percentage of total loans	0.65%	0.60
(1)Residential mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in Accounts receivable in Other Assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K.
Commercial nonaccrual loans increased $452 million from December 31, 2022, driven by an increase in commercial real estate nonaccrual loans, predominantly within the office property type. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans decreased $68 million from December 31, 2022, due to lower residential mortgage nonaccrual loans.

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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended March 31,
(in millions)	2023	2022
Commercial nonaccrual loans
Balance, beginning of period	$1,823	2,376
Inflows	1,046	191
Outflows:
Returned to accruing	(146)	(194)
Foreclosures	—	(19)
Charge-offs	(115)	(35)
Payments, sales and other	(333)	(366)
Total outflows	(594)	(614)
Balance, end of period	2,275	1,953
Consumer nonaccrual loans
Balance, beginning of period	3,803	4,836
Inflows	347	594
Outflows:
Returned to accruing	(192)	(186)
Foreclosures	(26)	(18)
Charge-offs	(38)	(74)
Payments, sales and other	(159)	(234)
Total outflows	(415)	(512)
Balance, end of period	3,735	4,918
Total nonaccrual loans	$6,010	6,871
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at March 31, 2023:
•97% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•86% of commercial nonaccrual loans were current on interest and 78% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 98% have a CLTV ratio of 80% or less.
•$578 million of the $721 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)	Mar 31, 2023	Dec 31, 2022
Summary by loan segment
Government insured/guaranteed	$18	22
Commercial	67	65
Consumer	47	50
Total foreclosed assets	$132	137
(in millions)	Quarter ended March 31,
	2023	2022
Analysis of changes in foreclosed assets
Balance, beginning of period	137	112
Net change in government insured/guaranteed (1)	(4)	—
Additions to foreclosed assets (2)	123	102
Reductions from sales and write-downs	(124)	(84)
Balance, end of period	$132	130
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from the FHA or the VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

34	Wells Fargo & Company

TROUBLED DEBT RESTRUCTURINGS (TDRs) In January 2023, we adopted ASU 2022-02, which eliminated the accounting and reporting guidance for TDRs. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
At December 31, 2022, TDRs totaled $9.2 billion. The amount of our TDRs for COVID-related loan modification programs would have otherwise been higher without the TDR relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with
Customers Affected by the Coronavirus (Revised) (Interagency Statement). Customers who are unable to resume making their contractual loan payments upon exiting from these programs may require further assistance and may receive or be eligible to receive modifications. For additional information on customer accommodations, including loan modifications, in response to the COVID-19 pandemic, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K.
NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended March 31,
	2023		2022
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$43	0.05%	$(23)	(0.03)%
Commercial real estate	17	0.04	(5)	(0.01)
Lease financing	3	0.07	(1)	(0.02)
Total commercial	63	0.05	(29)	(0.02)
Residential mortgage	(11)	(0.02)	(21)	(0.03)
Credit card	344	3.05	176	1.87
Auto	121	0.93	96	0.68
Other consumer	87	1.21	83	1.20
Total consumer	541	0.56	334	0.35
Total	$604	0.26%	$305	0.14%
(1)Net loan charge-offs as a percentage of average respective loans are annualized.
The increase in commercial net loan charge-offs in first quarter 2023, compared with the same period a year ago, was driven by higher losses across all commercial portfolios, primarily in our commercial and industrial portfolio.
The increase in consumer net loan charge-offs in first quarter 2023, compared with the same period a year ago, was driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.

ALLOWANCE FOR CREDIT LOSSES  We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected lifetime credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL for debt securities classified as either AFS or HTM, other financial assets measured at amortized cost, including deposits with banks, net investments in leases, and other off-balance sheet credit exposures.
The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K. For additional information on our ACL for loans, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Mar 31, 2023			Dec 31, 2022
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,287	1.11%	40	$4,507	1.17%	40
Commercial real estate	2,724	1.76	16	2,231	1.43	16
Lease financing	213	1.44	2	218	1.46	2
Total commercial	7,224	1.30	58	6,956	1.25	58
Residential mortgage (1)	751	0.28	28	1,096	0.41	28
Credit card	3,641	7.96	5	3,567	7.71	5
Auto	1,449	2.75	6	1,380	2.57	6
Other consumer	640	2.27	3	610	2.08	3
Total consumer	6,481	1.65	42	6,653	1.67	42
Total	$13,705	1.45%	100	$13,609	1.42%	100
Components:
Allowance for loan losses			$13,120			12,985
Allowance for unfunded credit commitments			585			624
Allowance for credit losses			$13,705			13,609
Ratio of allowance for loan losses to total net loan charge-offs (2)			5.35x			8.08
Ratio of allowance for loan losses to total nonaccrual loans			2.18			2.31
Allowance for loan losses as a percentage of total loans			1.38%			1.36
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended March 31, 2023.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans increased $96 million, or 1%, from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for credit card and auto loans, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on ASU 2022-02, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at March 31, 2023. The base scenario assumed elevated inflation and economic contraction in the near term, reflecting increased unemployment rates from historically low levels and declining property values. The downside scenarios assumed a more substantial economic contraction due to high inflation, declining property values, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.

The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2023, and December 31, 2022, are presented in Table 23.
Table 23: Forecasted Key Economic Variables

	2Q 2023	4Q 2023	2Q 2024
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
March 31, 2023	3.8%	4.7	5.6
December 31, 2022	4.3	5.5	6.2

U.S. real GDP (2):
March 31, 2023	(1.2)	(0.3)	0.5
December 31, 2022	(2.5)	(1.0)	1.1

Home price index (3):
March 31, 2023	(2.9)	(5.5)	(7.7)
December 31, 2022	(4.7)	(7.0)	(6.2)

Commercial real estate asset prices (3):
March 31, 2023	(1.2)	(5.2)	(8.0)
December 31, 2022	(3.8)	(6.7)	(5.8)
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

36	Wells Fargo & Company

We believe the ACL for loans of $13.7 billion at March 31, 2023, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K.

MORTGAGE BANKING ACTIVITIES  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2022 Form 10-K.
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential and commercial mortgage loans included in GSE-guaranteed mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement for advances of delinquent payments vary by investor and the applicable servicing agreements. See Note 6 (Mortgage Banking Activities) to Financial Statements in this Report for additional information about residential and commercial servicing rights, servicer advances and servicing fees.
In accordance with applicable servicing guidelines, upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which generally becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We may repurchase these loans for cash and as a result, our total consolidated assets do not change. Repurchased loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At March 31, 2023, and December 31, 2022, these loans, which we have repurchased or have the option to repurchase, were $9.3 billion and $9.8 billion, respectively, which included $8.3 billion and $8.6 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See
Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2022 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Asset/Liability Management
Asset/liability management involves evaluating, monitoring and managing interest rate risk, market risk, liquidity and funding. For information on our oversight of asset/liability risks, see the “Risk Management – Asset/Liability Management” section in our 2022 Form 10-K.

INTEREST RATE RISK Interest rate risk is the risk that market fluctuations in interest rates, credit spreads, or foreign exchange can cause a loss of the Company’s earnings and capital stemming from mismatches in the Company’s asset and liability cash flows primarily arising from customer-related activities such as lending and deposit-taking. We are subject to interest rate risk because:
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
•the remaining maturity for various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates increase sharply, mortgage-related products may pay down at a slower rate than anticipated, which could impact portfolio income; or
•interest rates may have a direct or indirect effect on loan demand, collateral values, credit losses, mortgage origination volume, and the fair value of MSRs and other financial instruments.
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
Our most recent simulations, as presented in Table 24, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 24:
•Simulations are dynamic and reflect anticipated changes to our assets and liabilities.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.

Wells Fargo & Company	37

Risk Management – Asset/Liability Management (continued)
•Our base scenario deposit forecast incorporates mix changes consistent with the base interest rate trajectory. Deposit mix is modeled to be the same in the base scenario and the alternative scenarios. In higher interest rate scenarios, customer deposit activity that shifts balances into higher yielding products could impact expected net interest income.
•The interest rate sensitivity of deposits is modeled using the historical behavior of our deposits portfolio and reflects the expectations of deposit products repricing as market interest rates change (referred to as deposit betas). Our actual experience in base and alternative scenarios may differ from expectations due to the lag or acceleration of deposit repricing, changes in consumer behavior, and other factors.
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Mar 31, 2023	Dec 31, 2022
Parallel shift:
+100 bps shift in interest rates	$2.1	2.3
-100 bps shift in interest rates	(2.1)	(1.7)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.0	0.8
-100 bps shift in short-term interest rates	(1.2)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	1.1	1.5
-100 bps shift in long-term interest rates	(0.9)	(0.7)
The changes in our interest rate sensitivity from December 31, 2022, to March 31, 2023, in Table 24 reflected updates to our base scenario, including expectations for balance sheet composition and interest rates. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income.
The sensitivity results above do not capture noninterest income or expense impacts. Our interest rate sensitive noninterest income and expense are impacted by mortgage banking activities that may have sensitivity impacts that move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2022 Form 10-K for additional information.
Interest rate sensitive noninterest income is also impacted by changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit-related service fees on commercial accounts, and by trading assets. In addition, the impact to net interest income does not include the fair value changes of trading securities, which, along with the effects of related economic hedges, are recorded in noninterest income. In addition to changes in interest rates, net interest income and noninterest income from trading securities may be impacted by the actual composition of the trading portfolio. For additional information on our trading assets and liabilities, see Note 2 (Trading Activities) to Financial Statements in this Report.
We use the debt securities portfolio and exchange-traded and over-the-counter (OTC) interest rate derivatives to manage our interest rate exposures. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect accumulated other comprehensive income (AOCI), which lowers the amount of our regulatory capital. AOCI also includes unrealized gains or losses related to the transfer of debt securities from AFS to HTM, which are subsequently amortized into earnings over the life of the security with no further impact from interest rate changes. See Note 1 (Summary of Significant Accounting Policies) and Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on the debt securities portfolios. We use derivatives for asset/liability management in the following main ways:
•to convert the cash flows from selected asset and/or liability instruments/portfolios including certain interest-earning deposits, commercial loans and long-term debt, from floating-rate payments to fixed-rate payments, or vice versa;
•to reduce AOCI sensitivity of our AFS debt securities portfolio; and
•to economically hedge our mortgage origination pipeline, funded mortgage loans, and MSRs.
Derivatives used to hedge our interest rate risk exposures are presented in Note 14 (Derivatives) to Financial Statements in this Report.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate, fund and service mortgage loans, which subjects us to various risks, including market, interest rate, credit, and liquidity risks that can be substantial. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing mortgage loans. We determine whether mortgage loans will be held for investment or held for sale at the time of commitment, but may change our intent to hold loans for investment or sale as part of our corporate asset/liability management activities. We may also retain securities in our investment portfolio at the time we securitize mortgage loans.
Changes in interest rates may impact mortgage banking noninterest income, including origination and servicing fees, and the fair value of our residential MSRs, LHFS, and derivative loan commitments (interest rate “locks”) extended to mortgage applicants. Interest rate changes will generally impact our mortgage banking noninterest income on a lagging basis due to the time it takes for the market to reflect a shift in customer demand, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan. The amount and timing of the impact will depend on the magnitude, speed and duration of the changes in interest rates. For additional information on mortgage banking, including key assumptions and the sensitivity of the fair value of MSRs, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 6 (Mortgage Banking Activities), Note 11 (Derivatives), and Note 12 (Fair Values of Assets and Liabilities) to Financial Statements in our 2022 Form 10-K.

MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It includes price risk in the trading book, mortgage servicing rights and the hedge effectiveness risk associated with mortgage loans held at fair value, and impairment of private equity investments. For information on our oversight of market risk, see the “Risk

38	Wells Fargo & Company

Management – Asset/Liability Management – Market Risk” section in our 2022 Form 10-K.

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our CIB businesses and, to a lesser extent, other businesses of the Company. Debt securities held for trading, equity securities held for trading, trading loans and trading derivatives are financial instruments used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets. The Company uses VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. For additional information on our monitoring activities, sensitivity analysis and stress testing, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2022 Form 10-K.
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our consolidated balance sheet.
Table 25 shows the Company’s Trading General VaR by risk category. The increase in average Company Trading General VaR for the quarter ended March 31, 2023, compared with the same period a year ago, was primarily driven by changes in portfolio composition.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	March 31, 2023				December 31, 2022				March 31, 2022
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	34	27	20	37	29	37	27	85	33	28	20	35
Interest rate	40	32	19	48	25	35	20	88	26	15	9	30
Equity	24	24	19	31	27	25	20	30	26	21	13	28
Commodity	3	4	3	8	4	5	4	8	6	5	2	20
Foreign exchange	0	1	0	3	1	1	1	2	1	1	0	1
Diversification benefit (1)	(67)	(49)			(47)	(60)			(63)	(43)
Company Trading General VaR	$34	39			39	43			29	27
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
MARKET RISK – EQUITY SECURITIES We are directly and indirectly affected by changes in the equity markets. We make and manage direct investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2022 Form 10-K.
We also have marketable equity securities that include investments relating to our venture capital activities. The fair value changes in these marketable equity securities are recognized in net income. For additional information, see Note 4 (Equity Securities) to Financial Statements in this Report.
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
LIQUIDITY RISK AND FUNDING Liquidity risk is the risk arising from the inability of the Company to meet obligations when they come due, or roll over funds at a reasonable cost, without incurring heightened costs. In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. Liquidity risk also considers the stability of deposits, including the risk of losing uninsured or non-operational deposits. The objective of effective liquidity management is to ensure that we can meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress.
To help achieve this objective, the Board establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the management-level Corporate Asset/Liability Committee and on a quarterly basis by the Board. These guidelines are established and monitored for both the Company and the Parent on a stand-alone basis so that the Parent is a source of strength for its banking subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2022 Form 10-K.

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
Liquidity Standards We are subject to a rule issued by the FRB, OCC and FDIC that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule predominantly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
The FRB, OCC and FDIC have also issued a rule implementing a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of March 31, 2023, we were compliant with the NSFR requirement.
Liquidity Coverage Ratio As of March 31, 2023, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%.
Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
HQLA (1):
Eligible cash	$108,725	123,446	170,867
Eligible securities (2)	239,123	231,337	203,622
Total HQLA	347,848	354,783	374,489
Projected net cash outflows (3)	284,290	292,001	314,691
LCR	122%	122	119
(1)Excludes excess HQLA at certain subsidiaries that are not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
(3)Projected net cash outflows are calculated by applying a standardized set of outflow and inflow assumptions, defined by the LCR rule, to various exposures and liability types, such as deposits and unfunded loan commitments, which are prescribed based on a number of factors, including the type of customer and the nature of the account.
Liquidity Sources We maintain liquidity in the form of cash, interest-earning deposits with banks, and unencumbered high-quality, liquid debt securities. These assets make up our primary sources of liquidity. Our primary sources of liquidity are substantially the same in composition as HQLA under the LCR rule; however, our primary sources of liquidity will generally exceed HQLA calculated under the LCR rule due to the applicable haircuts to HQLA and the exclusion of excess HQLA at our subsidiary IDIs required under the LCR rule. Our primary sources of liquidity are presented in Table 27 at fair value, which also includes encumbered securities that are not included as available HQLA in the calculation of the LCR.
Our cash is predominantly on deposit with the Federal Reserve. We believe the debt securities included in Table 27 provide quick and reliable sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Debt securities within our HTM portfolio are not intended for sale but may be pledged to obtain financing.
Table 27: Primary Sources of Liquidity

	March 31, 2023			December 31, 2022
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks (1)	$124,473	—	124,473	124,561	—	124,561
Debt securities of U.S. Treasury and federal agencies	60,491	7,782	52,709	59,570	12,080	47,490
Federal agency mortgage-backed securities	245,761	24,701	221,060	230,881	34,151	196,730
Total	$430,725	32,483	398,242	415,012	46,231	368,781
(1)Excludes time deposits, which are included in interest-earning deposits with banks in our consolidated balance sheet.

In addition to our primary sources of liquidity shown in
Table 27, liquidity is also available through the sale or financing of other debt securities, including trading and/or AFS debt securities, as well as through the sale, securitization, or financing of loans, to the extent such debt securities and loans are not encumbered.

Funding Sources The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity. WFC Holdings, LLC (the “IHC”) is an intermediate holding company and subsidiary of the Parent, which provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2022 Form 10-K. Additional subsidiary funding is provided by deposits, short-term borrowings and long-term debt.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 144% and 145% of total loans at March 31, 2023, and December 31, 2022, respectively.
As of March 31, 2023, we had approximately $219.1 billion of available borrowing capacity at various Federal Home Loan

40	Wells Fargo & Company

Banks and the Federal Reserve Discount Window. Although available, we do not view the borrowing capacity at the Federal Reserve Discount Window as a primary source of liquidity.
Table 28 presents a summary of our short-term borrowings, which generally mature in less than 30 days. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to
Financial Statements in our 2022 Form 10-K. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of Note 15 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	March 31, 2023	December 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$62,235	30,623
Other short-term borrowings (1)	18,772	20,522
Total	$81,007	51,145
(1)Includes $5.0 billion and $7.0 billion of Federal Home Loan Bank (FHLB) advances at March 31, 2023, and December 31, 2022, respectively.
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2023 and the following years thereafter, as of March 31, 2023.
Table 29: Maturity of Long-Term Debt

	March 31, 2023
(in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$3,659	11,235	14,247	23,602	7,581	53,851	114,175
Subordinated notes	1,558	707	959	2,658	2,379	12,619	20,880
Junior subordinated notes	—	—	—	—	346	849	1,195
Total long-term debt – Parent	5,217	11,942	15,206	26,260	10,306	67,319	136,250
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	7,003	17,003	177	81	3	133	24,400
Subordinated notes	923	—	149	—	27	3,333	4,432
Junior subordinated notes	—	—	—	—	404	—	404
Other bank debt (2)	2,364	1,705	561	233	154	2,104	7,121
Total long-term debt – Bank	10,290	18,708	887	314	588	5,570	36,357
Other consolidated subsidiaries
Senior notes	45	83	413	221	—	97	859
Total long-term debt – Other consolidated subsidiaries	45	83	413	221	—	97	859
Total long-term debt	$15,552	30,733	16,506	26,795	10,894	72,986	173,466
(1)Includes $24.0 billion of FHLB advances at March 31, 2023.
(2)Primarily relates to unfunded commitments for low-income housing tax credit (LIHTC) investments. For additional information, see Note 16 (Securitizations and Variable Interest Entities) to Financial Statements in our 2022 Form 10-K.

Wells Fargo & Company	41

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
There were no actions undertaken by the rating agencies with regard to our credit ratings during first quarter 2023.
See the “Risk Factors” section in our 2022 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations as well as Note 11 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2023, are presented in Table 30.
Table 30: Credit Ratings as of March 31, 2023

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

42	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at March 31, 2023, increased $3.7 billion from December 31, 2022, predominantly as a result of $5.0 billion of Wells Fargo net income, partially offset by $1.4 billion of common and preferred stock dividends. During first quarter 2023, we issued $676 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In first quarter 2023, we repurchased 86 million shares of common stock at a cost of $4.0 billion. In first quarter 2023, our AOCI increased $789 million, predominantly due to a decrease in net unrealized losses on AFS debt securities and derivative and hedging activities. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.

Regulatory Capital Requirements
The Company and each of our IDIs are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC. Risk-based capital rules establish risk-adjusted ratios relating regulatory capital to different categories of assets and off-balance sheet exposures as discussed below.

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo, and we must calculate our risk-based capital ratios under both approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments. Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2023.
Table 31: Risk-Based Capital Requirements – Standardized Approach as of March 31, 2023
Table 32: Risk-Based Capital Requirements – Advanced Approach as of March 31, 2023
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at March 31, 2023, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

Wells Fargo & Company	43

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
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. Our
G-SIB capital surcharge will continue to be 1.50% in 2023.
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
The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 33 summarizes our CET1, Tier 1 capital, total capital, RWAs and capital ratios.
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Mar 31, 2023		Dec 31, 2022	Required Capital Ratios (1)	Mar 31, 2023	Dec 31, 2022
Common Equity Tier 1	(A)		$134,454		133,527		134,454	133,527
Tier 1 capital	(B)		153,485		152,567		153,485	152,567
Total capital	(C)		187,626		186,747		177,963	177,258
Risk-weighted assets	(D)		1,243,787		1,259,889		1,117,860	1,112,307
Common Equity Tier 1 capital ratio	(A)/(D)	9.20%	10.81	*	10.60	8.50	12.03	12.00
Tier 1 capital ratio	(B)/(D)	10.70	12.34	*	12.11	10.00	13.73	13.72
Total capital ratio	(C)/(D)	12.70	15.09	*	14.82	12.00	15.92	15.94
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2023.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at March 31, 2023.

44	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Mar 31, 2023	Dec 31, 2022
Total equity (1)		$183,220	182,213
Effect of accounting policy change (1)		—	338
Total equity (as reported)		183,220	181,875
Adjustments:
Preferred stock		(19,448)	(19,448)
Additional paid-in capital on preferred stock		173	173
Noncontrolling interests		(2,052)	(1,986)
Total common stockholders’ equity		$161,893	160,614
Adjustments:
Goodwill		(25,173)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(139)	(152)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,486)	(2,427)
Applicable deferred taxes related to goodwill and other intangible assets (2)		897	890
CECL transition provision (3)		120	180
Other		(658)	(405)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$134,454	133,527
Preferred stock		19,448	19,448
Additional paid-in capital on preferred stock		(173)	(173)
Other		(244)	(235)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$153,485	152,567

Long-term debt and other instruments qualifying as Tier 2		20,319	20,503
Qualifying allowance for credit losses (4)		14,150	13,959
Other		(328)	(282)
Total Tier 2 capital under the Standardized Approach	(B)	$34,141	34,180
Total qualifying capital under the Standardized Approach	(A)+(B)	$187,626	186,747

Long-term debt and other instruments qualifying as Tier 2		20,319	20,503
Qualifying allowance for credit losses (4)		4,487	4,470
Other		(328)	(282)
Total Tier 2 capital under the Advanced Approach	(C)	$24,478	24,691
Total qualifying capital under the Advanced Approach	(A)+(C)	$177,963	177,258
(1)In first quarter 2023, we adopted ASU 2018-12. We adopted this ASU with retrospective application, which required revision of prior period financial statements. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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
(4)Differences between the approaches are driven by the qualifying amounts of ACL includable in Tier 2 capital. Under the Advanced Approach, eligible credit reserves represented by the amount of qualifying ACL in excess of expected credit losses (using regulatory definitions) is limited to 0.60% of Advanced credit RWAs, whereas the Standardized Approach includes ACL in Tier 2 capital up to 1.25% of Standardized credit RWAs. Under both approaches, any excess ACL is deducted from the respective total RWAs.

Table 35 provides the composition of our RWAs under the Standardized and Advanced Approaches.

Table 35: Risk-Weighted Assets

	Standardized Approach		Advanced Approach (1)
(in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
Risk-weighted assets (RWAs):
Credit risk	$1,205,239	1,218,006	759,674	757,436
Market risk	38,548	41,883	38,548	41,883
Operational risk	—	—	319,638	312,988
Total RWAs	$1,243,787	1,259,889	1,117,860	1,112,307
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

Wells Fargo & Company	45

Capital Management (continued)
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2022	$133,527
Cumulative effect from change in accounting policy (1)	323
Net income applicable to common stock	4,713
Common stock dividends	(1,138)
Common stock issued, repurchased, and stock compensation-related items	(3,746)
Changes in accumulated other comprehensive income (loss)	789
Goodwill	—
Certain identifiable intangible assets (other than MSRs)	13
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	(59)
Applicable deferred taxes related to goodwill and other intangible assets (2)	7
CECL transition provision (3)	(60)
Other (4)	85
Change in Common Equity Tier 1	927
Common Equity Tier 1 at March 31, 2023	$134,454
(1)Effective January 1, 2023, we adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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
(4)Includes $338 million related to our first quarter 2023 adoption of ASU 2018-12. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 37 presents net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 37: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2022	$1,259,889	1,112,307
Net change in credit risk RWAs	(12,767)	2,238
Net change in market risk RWAs	(3,335)	(3,335)
Net change in operational risk RWAs	—	6,650
Total change in RWAs	(16,102)	5,553
RWAs at March 31, 2023	$1,243,787	1,117,860

46	Wells Fargo & Company

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
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 38: Tangible Common Equity

		Balance at period-end			Average balance
		Quarter ended			Quarter ended
(in millions, except ratios)		Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
Total equity		$183,220	182,213	181,597	184,297	182,621	186,117
Adjustments:
Preferred stock (1)		(19,448)	(19,448)	(20,057)	(19,448)	(19,553)	(20,057)
Additional paid-in capital on preferred stock (1)		173	173	136	173	166	134
Unearned ESOP shares (1)		—	—	646	—	112	646
Noncontrolling interests		(2,052)	(1,986)	(2,446)	(2,019)	(2,185)	(2,468)
Total common stockholders’ equity	(A)	161,893	160,952	159,876	163,003	161,161	164,372
Adjustments:
Goodwill		(25,173)	(25,173)	(25,181)	(25,173)	(25,173)	(25,180)
Certain identifiable intangible assets (other than MSRs)		(139)	(152)	(210)	(145)	(160)	(218)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,486)	(2,427)	(2,304)	(2,440)	(2,378)	(2,395)
Applicable deferred taxes related to goodwill and other intangible assets (2)		897	890	871	895	890	803
Tangible common equity	(B)	$134,992	134,090	133,052	136,140	134,340	137,382
Common shares outstanding	(C)	3,763.2	3,833.8	3,789.9	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,713	2,877	3,509
Book value per common share	(A)/(C)	$43.02	41.98	42.18	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	35.87	34.98	35.11	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.73%	7.08	8.66
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	14.04	8.50	10.36
(1)In fourth quarter 2022, we redeemed all outstanding shares of our Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock in exchange for shares of the Company's common stock. For additional information, see Note 11 (Preferred Stock) to Financial Statements in our 2022 Form 10-K.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 39 presents the leverage requirements applicable to the Company as of March 31, 2023.
Table 39: Leverage Requirements Applicable to the Company
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.
The FRB and OCC have proposed amendments to the SLR rules. For information regarding the proposed amendments to the SLR rules, see the “Capital Management – Leverage Requirements” section in our 2022 Form 10-K.

Wells Fargo & Company	47

Capital Management (continued)
At March 31, 2023, the Company’s SLR was 6.96%, and each of our IDIs exceeded their applicable SLR requirements. Table 40 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.

Table 40: Leverage Ratios for the Company

($ in millions)		Quarter ended March 31, 2023
Tier 1 capital	(A)	$153,485
Total average assets		1,863,796
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,348
Total adjusted average assets		1,835,448
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		61,138
Repo-style transactions (2)		3,582
Other (3)		306,207
Total off-balance sheet exposures		370,927
Total leverage exposure	(B)	$2,206,375
Supplementary leverage ratio	(A)/(B)	6.96%

Tier 1 leverage ratio (4)		8.36%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2023, are presented in Table 41.
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
+
Greater of method one and method two G-SIB capital surcharge

The FRB and OCC have proposed amendments to the TLAC
and eligible unsecured long-term debt requirements. For information regarding these proposed amendments, see the
“Capital Management – Total Loss Absorbing Capacity” section in our 2022 Form 10-K.
Table 42 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 42: TLAC and Eligible Unsecured Long-Term Debt

March 31, 2023
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$290,240		131,646

Percentage of RWAs (3)	23.34%	21.50	10.58	7.50
Percentage of total leverage exposure	13.15	9.50	5.97	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of March 31, 2023, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements, including the G-SIB capital surcharge and the stress capital buffer, as well as potential changes to regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors. Accordingly, our long-term target capital levels are set above their respective regulatory minimums plus buffers.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans. We submitted our 2023 capital plan to the FRB prior to the April 5, 2023, deadline.
As part of the annual Comprehensive Capital Analysis and Review, the FRB generates a supervisory stress test. The FRB reviews the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and also reviews the Company’s proposed capital actions. The FRB has indicated it will publish its supervisory stress test results by June 30, 2023.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

48	Wells Fargo & Company

Securities Repurchases
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and any acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including under the FRB’s capital plan rule. Due to the various factors that may impact the amount of our share repurchases and the fact that we tend to be in the market regularly to satisfy repurchase considerations under our capital plan, our share repurchases occur at various price levels. We may suspend share repurchase activity at any time.
At March 31, 2023, we had remaining Board authority to repurchase approximately 164 million shares, subject to regulatory and legal conditions. For additional information about share repurchases during first quarter 2023, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2022 Form 10-K.

Wells Fargo & Company	49

Critical Accounting Policies
Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses;
•the valuation of residential MSRs;
•the fair value of financial instruments;
•income taxes;
•liability for contingent litigation losses; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information on these policies, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

50	Wells Fargo & Company

Current Accounting Developments
Table 43 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.
Table 43: Current Accounting Developments – Issued Standards

Description and Effective Date	Financial statement impact
Accounting Standards Update (ASU) 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
The Update, effective January 1, 2024 (with early adoption permitted), permits entities to elect to account for additional tax credit investments using the proportional amortization method. The Update requires a separate accounting policy election for each tax credit program. For any tax credit program where the proportional amortization method is elected, all investments within that program that meet eligibility criteria are required to apply the proportional amortization method. The Update also requires additional disclosures for any tax credit program where the proportional amortization method is elected.	The Update eliminates the low-income housing tax credit (LIHTC)-only scope limitation of the proportional amortization method and permits entities to account for all tax credit investments made primarily for the purpose of receiving income tax credits and income tax benefits using a consistent accounting method. Under the proportional amortization method, tax credit investments are carried at amortized cost and amortized in proportion to the income tax credits and income tax benefits received. The amortization of the investment and the related income tax credits and income tax benefits are recorded in income tax expense. The Update may be adopted on either a full retrospective or modified retrospective basis and early adoption is permitted.

Upon adoption of the Update, we will disaggregate our tax credit investment portfolio into tax credit programs and make a separate accounting policy election as to whether to apply the proportional amortization method for each program. For any investments that will apply the proportional amortization method upon adoption of the Update, the cumulative effect of the difference between the current carrying value and the carrying value under the proportional amortization method will be recorded as an adjustment to the opening balance of retained earnings, the period of which is dependent upon which transition method is selected.

We are currently evaluating the impact of the Update on our consolidated financial statements.
Other Accounting Developments
The following Update is applicable to us but is not expected to have a material impact on our consolidated financial statements:
•ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Wells Fargo & Company	51

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
•developments in our mortgage banking business, including the extent of the success of our mortgage loan modification efforts, the amount of mortgage loan repurchase demands that we receive, any negative effects relating to our mortgage servicing, loan modification or foreclosure practices, and the effects of regulatory or judicial requirements or guidance impacting our mortgage banking business and any changes in industry standards or our strategic plans for the business;
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
•negative effects from the retail banking sales practices matter and from instances where customers may have experienced financial harm, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability to attract and retain qualified employees, and our reputation;
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
•changes to U.S. tax guidance and regulations as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

52	Wells Fargo & Company

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements (including under Basel capital standards), common stock issuance requirements, applicable law and regulations (including federal securities laws and federal banking regulations), and other factors deemed relevant by the Company, and may be subject to regulatory approval or conditions.
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1
Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Wells Fargo & Company	53

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2022 Form 10-K.

54	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2023, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	55

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2023	2022
Interest income
Debt securities	$3,783	2,563
Loans held for sale	97	140
Loans	13,318	7,218
Equity securities	170	170
Other interest income	1,988	90
Total interest income	19,356	10,181
Interest expense
Deposits	2,761	83
Short-term borrowings	570	(14)
Long-term debt	2,511	761
Other interest expense	178	130
Total interest expense	6,020	960
Net interest income	13,336	9,221
Noninterest income
Deposit and lending-related fees	1,504	1,815
Investment advisory and other asset-based fees	2,114	2,498
Commissions and brokerage services fees	619	537
Investment banking fees	326	447
Card fees	1,033	1,029
Mortgage banking	232	693
Net gains from trading and securities	985	796
Other (1)	580	692
Total noninterest income	7,393	8,507
Total revenue	20,729	17,728
Provision for credit losses	1,207	(787)
Noninterest expense
Personnel	9,415	9,271
Technology, telecommunications and equipment	922	876
Occupancy	713	722
Operating losses	267	673
Professional and outside services	1,229	1,286
Advertising and promotion	154	99
Restructuring charges	—	5
Other (1)	976	919
Total noninterest expense	13,676	13,851
Income before income tax expense	5,846	4,664
Income tax expense (1)	966	746
Net income before noncontrolling interests	4,880	3,918
Less: Net income (loss) from noncontrolling interests	(111)	130
Wells Fargo net income (1)	$4,991	3,788
Less: Preferred stock dividends and other	278	279
Wells Fargo net income applicable to common stock	$4,713	3,509
Per share information
Earnings per common share	$1.24	0.92
Diluted earnings per common share	1.23	0.91
Average common shares outstanding	3,785.6	3,831.1
Diluted average common shares outstanding	3,818.7	3,868.9
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2023	2022
Net income before noncontrolling interests (1)	$4,880	3,918
Other comprehensive income (loss), after tax:
Net change in debt securities	362	(5,148)
Net change in derivatives and hedging activities	378	20
Defined benefit plans adjustments	21	72
Other (1)	28	4
Other comprehensive income (loss), after tax	789	(5,052)
Total comprehensive income (loss) before noncontrolling interests	5,669	(1,134)
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	1
Less: Net income (loss) from noncontrolling interests	(111)	130
Wells Fargo comprehensive income (loss)	$5,781	(1,265)
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet
(in millions, except shares)	Mar 31, 2023	Dec 31, 2022
Assets	(Unaudited)
Cash and due from banks	$31,958	34,596
Interest-earning deposits with banks	130,478	124,561
Federal funds sold and securities purchased under resale agreements	67,288	68,036
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $49,295 and $26,932)	90,052	86,155
Available-for-sale, at fair value (amortized cost of $151,861 and $121,725, net of allowance for credit losses)	144,398	113,594
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $240,688 and $255,521)	277,147	297,059
Loans held for sale (includes $3,427 and $4,220 carried at fair value)	6,199	7,104
Loans	947,991	955,871
Allowance for loan losses	(13,120)	(12,985)
Net loans	934,871	942,886
Mortgage servicing rights (includes $8,819 and $9,310 carried at fair value)	9,950	10,480
Premises and equipment, net	8,416	8,350
Goodwill	25,173	25,173
Derivative assets	17,117	22,774
Equity securities (includes $25,003 and $28,383 carried at fair value; and assets pledged as collateral of $645 and $747)	60,610	64,414
Other assets (1)	82,743	75,838
Total assets (2)	$1,886,400	1,881,020
Liabilities
Noninterest-bearing deposits	$434,912	458,010
Interest-bearing deposits	927,717	925,975
Total deposits	1,362,629	1,383,985
Short-term borrowings (includes $190 and $181 carried at fair value)	81,007	51,145
Derivative liabilities (1)	16,897	20,067
Accrued expenses and other liabilities (includes $22,937 and $20,290 carried at fair value) (1)	69,181	68,740
Long-term debt (includes $1,506 and $1,346 carried at fair value)	173,466	174,870
Total liabilities (3)	1,703,180	1,698,807
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $20,216 and $20,216	19,448	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	59,946	60,319
Retained earnings (1)	191,688	187,968
Accumulated other comprehensive loss (1)	(12,572)	(13,362)
Treasury stock, at cost – 1,718,587,875 shares and 1,648,007,022 shares	(86,049)	(82,853)
Unearned ESOP shares	(429)	(429)
Total Wells Fargo stockholders’ equity	181,168	180,227
Noncontrolling interests	2,052	1,986
Total equity	183,220	182,213
Total liabilities and equity	$1,886,400	1,881,020
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Our consolidated assets at March 31, 2023, and December 31, 2022, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $71 million and $71 million; Loans, $5.3 billion and $4.8 billion; All other assets, $196 million and $191 million; and Total assets, $5.6 billion and $5.1 billion, respectively.
(3)Our consolidated liabilities at March 31, 2023, and December 31, 2022, include $210 million and $201 million, respectively, of VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo.
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2022 (1)	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (2)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						4,991				(111)	4,880
Other comprehensive income (loss), net of tax							790			(1)	789
Noncontrolling interests										178	178
Common stock issued			15.8		—	(154)		830			676
Common stock repurchased			(86.4)					(4,049)			(4,049)
Common stock dividends					24	(1,162)					(1,138)
Preferred stock dividends						(278)					(278)
Stock-based compensation					474						474
Net change in deferred compensation and related plans					(871)			23			(848)
Net change	—	—	(70.6)	—	(373)	3,397	790	(3,196)	—	66	684
Balance March 31, 2023	4.7	$19,448	3,763.2	$9,136	59,946	191,688	(12,572)	(86,049)	(429)	2,052	183,220
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Cumulative effect from change in accounting policy (1)						(176)	(44)			(1)	(221)
Balance January 1, 2022	5.3	20,057	3,885.8	9,136	60,196	180,146	(1,746)	(79,757)	(646)	2,503	189,889
Net income (1)						3,788				130	3,918
Other comprehensive income (loss), net of tax (1)							(5,053)			1	(5,052)
Noncontrolling interests										(188)	(188)
Common stock issued			14.2		—	(117)		697			580
Common stock repurchased			(110.1)					(6,018)			(6,018)
Common stock dividends					16	(975)					(959)
Preferred stock dividends						(279)					(279)
Stock-based compensation					494						494
Net change in deferred compensation and related plans					(807)			19			(788)
Net change	—	—	(95.9)	—	(297)	2,417	(5,053)	(5,302)	—	(57)	(8,292)
Balance March 31, 2022	5.3	$20,057	3,789.9	$9,136	59,899	182,563	(6,799)	(85,059)	(646)	2,446	181,597
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Effective January 1, 2023, we adopted ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$4,880	3,918
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,207	(787)
Changes in fair value of MSRs and LHFS carried at fair value	441	(891)
Depreciation, amortization and accretion	1,552	1,791
Deferred income tax expense (benefit) (1)	600	(140)
Other, net	3,703	(6,116)
Originations and purchases of loans held for sale	(8,924)	(24,206)
Proceeds from sales of and paydowns on loans originally classified as held for sale	7,776	18,324
Net change in:
Debt and equity securities, held for trading	1,663	11,771
Derivative assets and liabilities (1)	3,126	(763)
Other assets	(7,473)	(5,815)
Other accrued expenses and liabilities (1)	(1,145)	3,113
Net cash provided by operating activities	7,406	199
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	1,106	(1,541)
Available-for-sale debt securities:
Proceeds from sales	—	19
Paydowns and maturities	2,821	6,876
Purchases	(12,393)	(19,195)
Held-to-maturity debt securities:
Paydowns and maturities	3,910	8,626
Purchases	(4,225)	(2,295)
Equity securities, not held for trading:
Proceeds from sales and capital returns	476	1,911
Purchases	(947)	(1,481)
Loans:
Loans originated by banking subsidiaries, net of principal collected	4,073	(20,285)
Proceeds from sales of loans originally classified as held for investment	1,588	4,143
Purchases of loans	(415)	(100)
Principal collected on nonbank entities’ loans	2,385	1,465
Loans originated by nonbank entities	(189)	(1,219)
Other, net	(6,145)	115
Net cash used by investing activities	(7,955)	(22,961)
Cash flows from financing activities:
Net change in:
Deposits	(21,356)	(1,125)
Short-term borrowings	29,862	(980)
Long-term debt:
Proceeds from issuance	157	8,089
Repayment	(5,158)	(7,889)
Preferred stock:
Cash dividends paid	(220)	(220)
Common stock:
Repurchased	(4,016)	(6,018)
Cash dividends paid	(1,137)	(958)
Other, net	(309)	(472)
Net cash used by financing activities	(2,177)	(9,573)
Net change in cash, cash equivalents, and restricted cash	(2,726)	(32,335)
Cash, cash equivalents, and restricted cash at beginning of period (2)	159,157	234,230
Cash, cash equivalents, and restricted cash at end of period (2)	$156,431	201,895
Supplemental cash flow disclosures:
Cash paid for interest	$5,477	661
Net cash paid (refunded) for income taxes	(827)	76
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Includes Cash and due from banks and Interest-earning deposits with banks on our consolidated balance sheet and excludes time deposits, which are included in Interest-earning deposits with banks.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

60	Wells Fargo & Company

Notes to Financial Statements
-See the “Glossary of Acronyms“ at the end of this Report for terms used throughout the Financial Statements and related Notes.

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). There were no material changes to these policies in first quarter 2023.
To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:
•allowance for credit losses (Note 5 (Loans and Related Allowance for Credit Losses));
•valuations of residential mortgage servicing rights (MSRs) (Note 6 (Mortgage Banking Activities) and Note 13 (Securitizations and Variable Interest Entities));
•valuations of financial instruments (Note 12 (Fair Values of Assets and Liabilities));
•liabilities for contingent litigation losses (Note 10 (Legal Actions));
•income taxes; and
•goodwill impairment (Note 7 (Intangible Assets and Other Assets)).

Actual results could differ from those estimates.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2022 Form 10-K.

Accounting Standards Adopted in 2023
In 2023, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
•ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
•ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
•ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and subsequent related updates

ASU 2022-02 eliminates the accounting and reporting for troubled debt restructurings (TDRs) by creditors and introduces new required disclosures for loan modifications made to borrowers experiencing financial difficulty. The new required disclosures include information about modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination of these modifications. The ASU also requires new disclosures for the financial effects of these modifications and for loan performance in the twelve months following the modification. The Update also amends the guidance for vintage disclosures to require disclosure of current period gross charge-offs by year of origination. See Note 5 (Loans and Related Allowance for Credit Losses) for additional information related to the new disclosures for loan modifications to borrowers experiencing financial difficulty and for gross charge-offs by year of origination, which are provided on a prospective basis.
The Update eliminates the requirement to use a discounted cash flow (DCF) approach to measure the allowance for credit losses (ACL) for TDRs and instead allows for the use of a current expected credit loss approach for all loans. Under a current expected credit loss approach, the impact of loan modifications and the subsequent performance of modified loans, including defaults, is reflected in the historical loss data used to calculate expected lifetime credit losses. Upon adoption on January 1, 2023, we discontinued utilizing a DCF approach to measure credit impairment for consumer loans and certain commercial loans previously modified in a TDR and we removed the interest concession component recognized in the ACL. We elected to apply the modified-retrospective transition approach method, resulting in a cumulative effect adjustment to retained earnings upon adoption, which reflects the difference between the pre-modification and post-modification effective interest rates that would have been recognized over the remaining life of the loans as interest income. Upon adoption, we recognized a decrease in our ACL of $429 million, pre-tax, and an increase to our retained earnings of $323 million, after tax. We continue to use a DCF approach for certain non-accruing, non-collateral dependent commercial loans.

ASU 2022-01 establishes the portfolio layer method, which expands an entity's ability to achieve fair value hedge accounting for interest rate risk hedges of closed portfolios of financial assets. The Update also provides guidance on the accounting for hedged item basis adjustments under the portfolio layer method.

Wells Fargo & Company	61

Note 1: Summary of Significant Accounting Policies (continued)
We adopted ASU 2022-01 on January 1, 2023 on a prospective basis. No cumulative effect adjustment to the opening balance of stockholders’ equity was required upon adoption, as impacts to us were reflected prospectively. The portfolio layer method improves our ability to use derivatives to hedge interest rate risk exposures associated with portfolios of financial assets, such as fixed-rate available-for-sale (AFS) debt securities and loans. The Update allows us to hedge a larger proportion of these portfolios by expanding the number and type of derivatives permitted as eligible hedges, as well as by increasing the scope of eligible hedged items to include both prepayable and nonprepayable assets. Unlike other fair value hedging relationships where basis adjustments adjust the carrying amount of the individual hedged item, basis adjustments related to active portfolio layer method hedges are maintained at a portfolio level and not allocated to the individual assets in the portfolio.
Upon adoption, any election to designate portfolio layer method hedges is applied prospectively. Additionally, the Update permits a one-time reclassification of debt securities from held-to-maturity (HTM) to AFS classification as long as the securities are designated in a portfolio layer method hedge no later than 30 days after the adoption date.
In January 2023, we reclassified fixed-rate debt securities with an aggregate fair value of $23.2 billion and amortized cost of $23.9 billion from HTM to AFS and designated interest rate swaps with notional amounts of $20.1 billion as fair value hedges using the portfolio layer method. The transfer of debt securities was recorded at fair value and resulted in approximately $566 million of unrealized losses associated with AFS debt securities being recorded to other comprehensive income, net of deferred taxes.
See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) for additional information about the Company's portfolio layer method hedge basis adjustments and HTM to AFS transfers in connection with adoption of the Update and Note 11 (Derivatives) for disclosures regarding our portfolio layer method hedging relationships.

ASU 2021-08 amends Accounting Standards Codification (ASC) 805 – Business Combinations to require entities to recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606 – Revenue Recognition. Prior to ASU 2021-08, there was diversity in practice related to recognition treatment, and acquirers generally measured such items at acquisition date fair value. We adopted this Update prospectively on January 1, 2023. This Update did not have a material impact to our consolidated financial statements.
ASU 2018-12 changes the accounting for long-duration insurance contracts or contract features that provide benefits to the policyholder in addition to the policyholder’s account value. These features, which the ASU defines as market risk benefits, protect the policyholder to some degree from capital markets risk and expose the insurer or reinsurer to that risk. The ASU requires all market risk benefits to be measured at fair value through earnings with changes in fair value attributable to our own credit risk recognized in other comprehensive income. We reinsure certain variable annuity products for a limited number of insurance clients with guaranteed minimum benefits which are accounted for as market risk benefits under the ASU. Our reinsurance business is no longer entering into new contracts.
We utilize a discounted cash flow model to value our market risk benefits. Market risk benefits are level 3 fair value liabilities because they are valued using significant unobservable inputs. The fair value of our market risk benefits is sensitive to changes in fixed income and equity markets, as well as policyholder behavior (e.g., withdrawals, lapses, utilization rate) and changes in mortality assumptions. Beginning first quarter 2023, we use derivative instruments, where feasible, to economically hedge the interest rate and equity markets volatility. The fair value of market risk benefits is measured at the contract level and is recognized in accrued expenses and other liabilities. We recognize changes in fair value for our market risk benefits, excluding the change in fair value related to our own credit risk, in noninterest income along with the changes in fair value of economic hedges. Changes in fair value attributable to our own credit risk are recorded in other comprehensive income. Upon adoption on January 1, 2023, as required under the ASU, we implemented the accounting changes for market risk benefits retrospectively, to the earliest period presented, which resulted in an after-tax cumulative effect adjustment to reduce retained earnings and accumulated other comprehensive income by $176 million and $44 million, respectively, as of January 1, 2022.
The ASU also requires more frequent updates for insurance assumptions, mandates the use of a standardized discount rate for traditional long-duration contracts, and simplifies the amortization of deferred acquisition costs. The accounting changes for the liability of future policyholder benefits for traditional long-duration contracts (included in accrued expenses and other liabilities) and deferred acquisition costs (included in other assets) did not have a material impact upon adoption.
Table 1.1 presents the impact of adoption to prior period financial statement line items within our consolidated statement of income and consolidated balance sheet for the quarter ended March 31, 2022, and as of December 31, 2022. These adjustments are also reflected in our consolidated statement of changes in equity and consolidated statement of cash flows.

62	Wells Fargo & Company

Table 1.1: Impact of Adoption of ASU 2018-12

	Quarter ended March 31, 2022
($ in millions, except per share amounts)	As reported	Effect of adoption	As revised
Selected Income Statement Data
Noninterest income	$8,371	136	8,507
Noninterest expense	13,870	(19)	13,851
Income tax expense	707	39	746
Net income	3,671	117	3,788
Diluted earnings per common share	0.88	0.03	0.91

	At December 31, 2022
	As reported	Effect of adoption	As revised
Selected Balance Sheet Data
Other assets	75,834	4	75,838
Derivative liabilities	20,085	(18)	20,067
Accrued expenses and other liabilities	69,056	(316)	68,740
Retained earnings	187,649	319	187,968
Accumulated other comprehensive income (loss)	(13,381)	19	(13,362)
Table 1.2 presents the transition adjustments required upon the adoption of ASU 2018-12 as of January 1, 2021.
Table 1.2: Transition Adjustment of ASU 2018-12

	Dec 31, 2020	Transition adjustment upon adoption	Jan 1, 2021
Selected Balance Sheet Data
Other assets	$87,337	159	87496
Derivative liabilities	16,509	(27)	16,482
Accrued expenses and other liabilities	74,360	903	75,263
Retained earnings	162,683	(738)	161,945
Accumulated other comprehensive income	194	20	214
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.
Table 1.3: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2023	2022
Available-for-sale debt securities purchased from securitization of LHFS (1)	$—	1,053
Held-to-maturity debt securities purchased from securitization of LHFS (1)	26	638
Transfers from loans to LHFS	408	2,827
Transfers from available-for-sale debt securities to held-to-maturity debt securities	3,687	14,651
Transfers from held-to-maturity debt securities to available-for-sale debt securities (2)	23,919	—
(1)Predominantly represents agency mortgage-backed securities purchased upon settlement of the sale and securitization of our conforming residential mortgage loans. See Note 13 (Securitizations and Variable Interest Entities) for additional information.
(2)In first quarter 2023, we reclassified HTM debt securities to AFS debt securities in connection with the adoption of ASU 2022-01.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2023, and except as disclosed in
Note 17 (Revenue and Expenses), there have been no material events that would require recognition in our first quarter 2023 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	63

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Mar 31, 2023	Dec 31, 2022
Trading assets:
Debt securities	$90,052	86,155
Equity securities	23,277	26,910
Loans held for sale	1,463	1,466
Gross trading derivative assets	60,508	77,148
Netting (1)	(43,843)	(54,922)
Total trading derivative assets	16,665	22,226
Total trading assets	131,457	136,757
Trading liabilities:
Short sale and other liabilities	22,934	20,304
Long-term debt	1,506	1,346
Gross trading derivative liabilities	63,483	77,698
Netting (1)	(47,897)	(59,232)
Total trading derivative liabilities	15,586	18,466
Total trading liabilities	$40,026	40,116
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended March 31,
(in millions)	2023	2022
Interest income:
Debt securities	$797	548
Equity securities	94	120
Loans held for sale	19	11
Total interest income	910	679
Less: Interest expense	143	132
Net interest income	767	547
Net gains (losses) from trading activities (1):
Debt securities	1,471	(3,648)
Equity securities	1,689	(824)
Loans held for sale	12	9
Long-term debt	(30)	12
Derivatives (2)	(1,800)	4,669
Total net gains from trading activities	1,342	218
Total trading-related net interest and noninterest income	$2,109	765
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

64	Wells Fargo & Company

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in first quarter 2023 and 2022 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
March 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$60,397	26	(2,380)	(2,354)	58,043
Non-U.S. government securities	163	—	(1)	(1)	162
Securities of U.S. states and political subdivisions (2)	22,499	37	(776)	(739)	21,760
Federal agency mortgage-backed securities	59,396	44	(4,235)	(4,191)	55,205
Non-agency mortgage-backed securities (3)	3,269	1	(126)	(125)	3,144
Collateralized loan obligations	3,980	—	(75)	(75)	3,905
Other debt securities	2,163	59	(43)	16	2,179
Total available-for-sale debt securities, excluding portfolio level basis adjustments	151,867	167	(7,636)	(7,469)	144,398
Portfolio level basis adjustments (4)	(6)			6	—
Total available-for-sale debt securities	151,861	167	(7,636)	(7,463)	144,398
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,788	—	(1,340)	(1,340)	2,448
Securities of U.S. states and political subdivisions	19,110	4	(3,284)	(3,280)	15,830
Federal agency mortgage-backed securities	221,553	218	(31,215)	(30,997)	190,556
Non-agency mortgage-backed securities (3)	1,267	1	(140)	(139)	1,128
Collateralized loan obligations	29,703	2	(590)	(588)	29,115
Other debt securities	1,726	—	(115)	(115)	1,611
Total held-to-maturity debt securities	277,147	225	(36,684)	(36,459)	240,688
Total	$429,008	392	(44,320)	(43,922)	385,086
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,536	9	(2,260)	(2,251)	45,285
Non-U.S. government securities	162	—	—	—	162
Securities of U.S. states and political subdivisions (2)	10,958	20	(533)	(513)	10,445
Federal agency mortgage-backed securities	53,302	2	(5,167)	(5,165)	48,137
Non-agency mortgage-backed securities (3)	3,423	1	(140)	(139)	3,284
Collateralized loan obligations	4,071	—	(90)	(90)	3,981
Other debt securities	2,273	75	(48)	27	2,300
Total available-for-sale debt securities	121,725	107	(8,238)	(8,131)	113,594
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,202	—	(1,917)	(1,917)	14,285
Securities of U.S. states and political subdivisions	30,985	8	(4,385)	(4,377)	26,608
Federal agency mortgage-backed securities	216,966	30	(34,252)	(34,222)	182,744
Non-agency mortgage-backed securities (3)	1,253	—	(147)	(147)	1,106
Collateralized loan obligations	29,926	1	(727)	(726)	29,200
Other debt securities	1,727	—	(149)	(149)	1,578
Total held-to-maturity debt securities	297,059	39	(41,577)	(41,538)	255,521
Total	$418,784	146	(49,815)	(49,669)	369,115
(1)Represents amortized cost of the securities, net of the ACL of $6 million related to AFS debt securities at both March 31, 2023, and December 31, 2022, and $77 million and $85 million related to HTM debt securities at March 31, 2023, and December 31, 2022, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.0 billion at March 31, 2023, and $5.1 billion at December 31, 2022.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2023, and December 31, 2022.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

Wells Fargo & Company	65

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security. The table excludes the transfer of HTM debt securities with a fair value of $23.2 billion to AFS debt securities in first quarter 2023 in connection with the adoption of ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended March 31,
(in millions)	2023	2022
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	—	834
Federal agency mortgage-backed securities	4,225	2,051
Non-agency mortgage-backed securities	26	104
Total purchases of held-to-maturity debt securities	4,251	2,989
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	3,687	14,651
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$3,687	14,651
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $320 million for first quarter 2023 and $408 million for first quarter 2022, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2023	2022
Interest income (1):
Available-for-sale	$1,240	702
Held-to-maturity	1,746	1,313
Total interest income	2,986	2,015
Provision for credit losses:
Available-for-sale	(39)	1
Held-to-maturity	(8)	(13)
Total provision for credit losses	(47)	(12)
Realized gains and losses (2):
Gross realized gains	—	2
Net realized gains	$—	2
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2023, and December 31, 2022.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

66	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2023
Total portfolio (1)	$144,398	99%	$277,224	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$113,248	100%	$225,341	100%
Securities of U.S. states and political subdivisions	21,760	99	19,121	100
Collateralized loan obligations (3)	3,905	100	29,740	100
All other debt securities (4)	5,485	90	3,022	62
December 31, 2022
Total portfolio (1)	$113,594	99%	$297,144	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$93,422	100%	$233,169	100%
Securities of U.S. states and political subdivisions	10,445	99	31,000	100
Collateralized loan obligations (3)	3,981	100	29,972	100
All other debt securities (4)	5,746	89	3,003	63
(1)99% were rated AA- and above at both March 31, 2023, and December 31, 2022.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both March 31, 2023, and December 31, 2022.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both March 31, 2023, and December 31, 2022. Net charge-offs on debt securities were insignificant in the first quarter of both 2023 and 2022.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the first quarter of both 2023 and 2022.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
March 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(371)	13,866	(2,009)	33,465	(2,380)	47,331
Non-U.S. government securities	—	—	(1)	63	(1)	63
Securities of U.S. states and political subdivisions	(353)	11,016	(423)	2,925	(776)	13,941
Federal agency mortgage-backed securities	(471)	19,406	(3,764)	32,514	(4,235)	51,920
Non-agency mortgage-backed securities	(13)	376	(113)	2,745	(126)	3,121
Collateralized loan obligations	(1)	86	(74)	3,767	(75)	3,853
Other debt securities	(10)	810	(33)	852	(43)	1,662
Total available-for-sale debt securities	$(1,219)	45,560	(6,417)	76,331	(7,636)	121,891
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(291)	9,870	(1,969)	27,899	(2,260)	37,769
Securities of U.S. states and political subdivisions	(72)	2,154	(461)	2,382	(533)	4,536
Federal agency mortgage-backed securities	(3,580)	39,563	(1,587)	8,481	(5,167)	48,044
Non-agency mortgage-backed securities	(43)	1,194	(97)	2,068	(140)	3,262
Collateralized loan obligations	(65)	3,195	(25)	786	(90)	3,981
Other debt securities	(31)	1,591	(17)	471	(48)	2,062
Total available-for-sale debt securities	$(4,082)	57,567	(4,156)	42,087	(8,238)	99,654
(1)Excludes portfolio level basis adjustments.
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
For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.

68	Wells Fargo & Company

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2023
Available-for-sale debt securities (1)(2):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$60,397	6,356	34,323	18,161	1,557
Fair value	58,043	6,190	33,412	16,928	1,513
Weighted average yield	1.37%	0.99	1.29	1.64	1.44
Non-U.S. government securities
Amortized cost, net	$163	2	137	24	—
Fair value	162	1	137	24	—
Weighted average yield	4.15%	5.10	4.14	4.16	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$22,499	2,587	5,357	4,687	9,868
Fair value	21,760	2,580	5,333	4,381	9,466
Weighted average yield	2.76%	2.73	3.33	2.82	2.43
Federal agency mortgage-backed securities
Amortized cost, net	$59,396	—	246	842	58,308
Fair value	55,205	—	236	790	54,179
Weighted average yield	3.52%	—	1.93	2.54	3.54
Non-agency mortgage-backed securities
Amortized cost, net	$3,269	—	—	59	3,210
Fair value	3,144	—	—	46	3,098
Weighted average yield	4.81%	—	—	3.24	4.84
Collateralized loan obligations
Amortized cost, net	$3,980	—	8	3,546	426
Fair value	3,905	—	8	3,484	413
Weighted average yield	6.14%	—	6.24	6.13	6.17
Other debt securities
Amortized cost, net	$2,163	82	183	830	1,068
Fair value	2,179	80	180	830	1,089
Weighted average yield	5.74%	6.07	6.25	5.03	6.17
Total available-for-sale debt securities
Amortized cost, net	$151,867	9,027	40,254	28,149	74,437
Fair value	144,398	8,851	39,306	26,483	69,758
Weighted average yield	2.67%	1.54	1.58	2.53	3.46
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.
(2)Amortized cost, net excludes portfolio level basis adjustments of $(6) million.

Wells Fargo & Company	69

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2023
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,788	—	—	—	3,788
Fair value	2,448	—	—	—	2,448
Weighted average yield	1.58%	—	—	—	1.58
Securities of U.S. states and political subdivisions
Amortized cost, net	$19,110	213	540	815	17,542
Fair value	15,830	212	524	803	14,291
Weighted average yield	2.34%	0.45	1.69	2.91	2.36
Federal agency mortgage-backed securities
Amortized cost, net	$221,553	—	—	—	221,553
Fair value	190,556	—	—	—	190,556
Weighted average yield	2.36%	—	—	—	2.36
Non-agency mortgage-backed securities
Amortized cost, net	$1,267	5	22	64	1,176
Fair value	1,128	5	22	61	1,040
Weighted average yield	3.15%	3.01	3.98	3.88	3.10
Collateralized loan obligations
Amortized cost, net	$29,703	—	28	13,008	16,667
Fair value	29,115	—	28	12,867	16,220
Weighted average yield	6.22%	—	6.01	6.29	6.16
Other debt securities
Amortized cost, net	$1,726	—	757	969	—
Fair value	1,611	—	720	891	—
Weighted average yield	4.47%	—	4.10	4.75	—
Total held-to-maturity debt securities
Amortized cost, net	$277,147	218	1,347	14,856	260,726
Fair value	240,688	217	1,294	14,622	224,555
Weighted average yield	2.78%	0.51	3.18	5.99	2.60
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

70	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Mar 31, 2023	Dec 31, 2022
Held for trading at fair value:
Marketable equity securities	$12,764	17,180
Nonmarketable equity securities (1)	10,513	9,730
Total equity securities held for trading (2)	23,277	26,910
Not held for trading:
Fair value:
Marketable equity securities	1,654	1,436
Nonmarketable equity securities	72	37
Total equity securities not held for trading at fair value	1,726	1,473
Equity method:
Private equity	3,041	2,836
Tax-advantaged renewable energy (3)	6,406	6,535
New market tax credit and other	282	298
Total equity method	9,729	9,669
Other methods:
Low-income housing tax credit (LIHTC) investments (3)	12,151	12,186
Private equity (4)	9,028	9,276
Federal Reserve Bank stock and other at cost (5)	4,699	4,900
Total equity securities not held for trading	37,333	37,504
Total equity securities	$60,610	64,414
(1)Represents securities economically hedged with equity derivatives.
(2)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(3)See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Represents nonmarketable equity securities accounted for under the measurement alternative, which were predominantly securities associated with our affiliated venture capital business.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both March 31, 2023, and December 31, 2022, and $1.2 billion and $1.4 billion of investments in Federal Home Loan Bank stock at March 31, 2023, and December 31, 2022, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2023	2022
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(37)	(2)
Nonmarketable equity securities	(1)	(22)
Total equity securities carried at fair value	(38)	(24)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(490)	(438)
Net unrealized gains (2)	151	690
Net realized gains from sale	20	348
Total nonmarketable equity securities not carried at fair value	(319)	600
Total net gains (losses) from equity securities not held for trading	$(357)	576
(1)Includes amounts related to private equity and venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	71

Note 4: Equity Securities (continued)

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2023	2022
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$161	690
Gross unrealized losses from observable price changes	(10)	—
Impairment write-downs	(482)	(395)
Net realized gains from sale	12	33
Total net gains (losses) recognized during the period	$(319)	328
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2023	Dec 31, 2022
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,271	7,141
Gross unrealized losses from observable price changes	(24)	(14)
Impairment write-downs	(3,339)	(2,896)

72	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at March 31, 2023, and December 31, 2022.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2023, we reversed accrued interest receivable of $9 million for our commercial portfolio segment and $55 million for our consumer portfolio segment, compared with $12 million and $32 million, respectively, for the same period a year ago.

Table 5.1: Loans Outstanding

(in millions)	Mar 31, 2023	Dec 31, 2022
Commercial and industrial	$384,690	386,806
Commercial real estate	154,707	155,802
Lease financing	14,820	14,908
Total commercial	554,217	557,516
Residential mortgage	267,138	269,117
Credit card	45,766	46,293
Auto	52,631	53,669
Other consumer	28,239	29,276
Total consumer	393,774	398,355
Total loans	$947,991	955,871
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2023	Dec 31, 2022
Commercial and industrial	$75,851	78,981
Commercial real estate	7,698	7,619
Lease financing	673	670
Total non-U.S. commercial loans	$84,222	87,270

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses (continued)
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed residential mortgage – first lien loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$416	3	419	100	—	100
Sales and net transfers (to)/from LHFS	(1,115)	(1)	(1,116)	(561)	(9)	(570)
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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2023, and December 31, 2022, we had $1.3 billion and $1.8 billion, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
We may be a fronting bank, whereby we act as a representative for other lenders, and advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.
The contractual amount of our unfunded credit commitments, including unissued letters of credit, is summarized in Table 5.4. The table excludes issued letters of credit and is presented net of commitments syndicated to others, including the fronting arrangements described above.
Table 5.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2023	Dec 31, 2022
Commercial and industrial (1)	$379,580	388,504
Commercial real estate	28,112	29,518
Total commercial	407,692	418,022
Residential mortgage (2)	37,811	39,155
Credit card	151,234	145,526
Other consumer (3)	73,294	69,244
Total consumer	262,339	253,925
Total unfunded credit commitments	$670,031	671,947
(1)The balances of unfunded credit commitments at December 31, 2022, were revised to exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase, which is consistent with March 31, 2023.
(2)Includes lines of credit totaling $33.9 billion and $35.5 billion as of March 31, 2023, and December 31, 2022, respectively.
(3)Predominantly includes securities-based lines of credit.

74	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $96 million from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for credit card and auto loans, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2023	2022
Balance, beginning of period	$13,609	13,788
Cumulative effect from change in accounting policy (1)	(429)	—
Balance, beginning of period, adjusted	13,180	13,788
Provision for credit losses	1,129	(775)
Interest income on certain loans (2)	—	(29)
Loan charge-offs:
Commercial and industrial	(101)	(56)
Commercial real estate	(27)	—
Lease financing	(7)	(4)
Total commercial	(135)	(60)
Residential mortgage	(28)	(47)
Credit card	(424)	(267)
Auto	(217)	(165)
Other consumer	(105)	(108)
Total consumer	(774)	(587)
Total loan charge-offs	(909)	(647)
Loan recoveries:
Commercial and industrial	58	79
Commercial real estate	10	5
Lease financing	4	5
Total commercial	72	89
Residential mortgage	39	68
Credit card	80	91
Auto	96	69
Other consumer	18	25
Total consumer	233	253
Total loan recoveries	305	342
Net loan charge-offs	(604)	(305)
Other	—	2
Balance, end of period	$13,705	12,681
Components:
Allowance for loan losses	$13,120	11,504
Allowance for unfunded credit commitments	585	1,177
Allowance for credit losses	$13,705	12,681
Net loan charge-offs (annualized) as a percentage of average total loans	0.26%	0.14
Allowance for loan losses as a percentage of total loans	1.38	1.26
Allowance for credit losses for loans as a percentage of total loans	1.45	1.39
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior to the adoption of ASU 2022-02, loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognized changes in allowance attributable to the passage of time as interest income.

Wells Fargo & Company	75

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$6,956	6,653	13,609	7,791	5,997	13,788
Cumulative effect from change in accounting policy (1)	27	(456)	(429)	—	—	—
Balance, beginning of period, adjusted	6,983	6,197	13,180	7,791	5,997	13,788
Provision for credit losses	304	825	1,129	(665)	(110)	(775)
Interest income on certain loans (2)	—	—	—	(9)	(20)	(29)
Loan charge-offs	(135)	(774)	(909)	(60)	(587)	(647)
Loan recoveries	72	233	305	89	253	342
Net loan charge-offs	(63)	(541)	(604)	29	(334)	(305)
Other	—	—	—	2	—	2
Balance, end of period	$7,224	6,481	13,705	7,148	5,533	12,681
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior to the adoption of ASU 2022-02, loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognized changes in allowance attributable to the passage of time as interest income.
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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At March 31, 2023, we had $526.4 billion and $27.8 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the quarter ended March 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

76	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
March 31, 2023
Commercial and industrial
Pass	$13,124	49,208	29,262	10,296	14,292	6,867	249,092	465	372,606
Criticized	308	1,055	1,281	636	644	953	7,207	—	12,084
Total commercial and industrial	13,432	50,263	30,543	10,932	14,936	7,820	256,299	465	384,690
Gross charge-offs (1)	3	11	14	1	3	2	67	—	101
Commercial real estate
Pass	3,666	37,782	37,271	15,434	15,253	24,541	6,114	150	140,211
Criticized	546	3,175	3,481	1,250	2,867	2,970	207	—	14,496
Total commercial real estate	4,212	40,957	40,752	16,684	18,120	27,511	6,321	150	154,707
Gross charge-offs	—	19	—	—	6	2	—	—	27
Lease financing
Pass	876	4,652	3,051	1,736	1,237	2,061	—	—	13,613
Criticized	88	346	298	193	158	124	—	—	1,207
Total lease financing	964	4,998	3,349	1,929	1,395	2,185	—	—	14,820
Gross charge-offs	—	1	2	2	1	1	—	—	7
Total commercial loans	$18,608	96,218	74,644	29,545	34,451	37,516	262,620	615	554,217
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2022	2021	2020	2019	2018	Prior
December 31, 2022
Commercial and industrial
Pass	$61,646	31,376	11,128	13,656	3,285	5,739	247,594	842	375,266
Criticized	872	1,244	478	505	665	532	7,244	—	11,540
Total commercial and industrial	62,518	32,620	11,606	14,161	3,950	6,271	254,838	842	386,806
Commercial real estate
Pass	38,022	38,709	16,564	16,409	10,587	16,159	6,765	150	143,365
Criticized	2,785	2,794	965	2,958	1,088	1,688	159	—	12,437
Total commercial real estate	40,807	41,503	17,529	19,367	11,675	17,847	6,924	150	155,802
Lease financing
Pass	4,543	3,336	1,990	1,427	765	1,752	—	—	13,813
Criticized	330	275	190	169	94	37	—	—	1,095
Total lease financing	4,873	3,611	2,180	1,596	859	1,789	—	—	14,908
Total commercial loans	$108,198	77,734	31,315	35,124	16,484	25,907	261,762	992	557,516
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
March 31, 2023
Commercial and industrial	$383,084	711	156	739	384,690
Commercial real estate	152,609	439	209	1,450	154,707
Lease financing	14,580	154	—	86	14,820
Total commercial loans	$550,273	1,304	365	2,275	554,217
December 31, 2022
Commercial and industrial	$384,164	1,313	583	746	386,806
Commercial real estate	153,877	833	134	958	155,802
Lease financing	14,623	166	—	119	14,908
Total commercial loans	$552,664	2,312	717	1,823	557,516

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, Fair Isaac Corporation (FICO) credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment. Gross charge-offs by loan class are included in the following tables for the quarter ended March 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
Many of our loss estimation techniques used for the ACL for loans rely on delinquency-based models; therefore, delinquency is an important indicator of credit quality in the establishment of our ACL for consumer loans. Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.
We obtain FICO scores at loan origination and the scores
are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). FICO scores are not available for certain loan types or may not be required if we deem it unnecessary due to strong collateral and other borrower attributes.
Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.
LTV refers to the ratio comparing the loan’s outstanding balance to the property’s collateral value. Combined LTV (CLTV) refers to the combination of first lien mortgage and junior lien mortgage (including unused line amounts for credit line products) ratios. We obtain LTVs and CLTVs using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties. Generally, we obtain available LTVs and CLTVs on a quarterly basis. Certain loans do not have an LTV or CLTV due to a lack of industry data availability and portfolios acquired from or serviced by other institutions.

78	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
By delinquency status:
Current-29 DPD	$3,480	47,927	64,977	36,806	20,514	66,158	9,942	6,951	256,755
30-89 DPD	1	46	45	23	23	627	52	146	963
90+ DPD	—	16	19	12	23	485	32	255	842
Government insured/guaranteed loans (1)	—	12	57	120	139	8,250	—	—	8,578
Total residential mortgage	$3,481	48,001	65,098	36,961	20,699	75,520	10,026	7,352	267,138
By FICO:
740+	$3,215	43,911	60,969	34,845	19,117	55,653	7,811	4,145	229,666
700-739	180	2,739	2,776	1,303	904	4,851	1,067	1,009	14,829
660-699	33	940	896	426	321	2,523	522	665	6,326
620-659	15	204	192	115	83	1,212	212	351	2,384
<620	1	114	83	44	43	1,355	212	470	2,322
No FICO available	37	81	125	108	92	1,676	202	712	3,033
Government insured/guaranteed loans (1)	—	12	57	120	139	8,250	—	—	8,578
Total residential mortgage	$3,481	48,001	65,098	36,961	20,699	75,520	10,026	7,352	267,138
By LTV/CLTV:
0-80%	$3,393	36,585	63,067	36,578	20,336	66,892	9,856	7,209	243,916
80.01-100%	54	11,233	1,893	191	159	159	105	95	13,889
>100% (2)	—	118	21	9	7	24	26	18	223
No LTV available	34	53	60	63	58	195	39	30	532
Government insured/guaranteed loans (1)	—	12	57	120	139	8,250	—	—	8,578
Total residential mortgage	$3,481	48,001	65,098	36,961	20,699	75,520	10,026	7,352	267,138
Gross charge-offs	$—	—	—	—	—	14	1	13	28
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$48,581	65,705	37,289	20,851	6,190	61,680	11,031	6,913	258,240
30-89 DPD	65	66	32	33	21	683	58	159	1,117
90+ DPD	6	17	15	25	15	530	32	260	900
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By FICO:
740+	$43,976	61,450	35,221	19,437	5,610	51,551	8,664	4,139	230,048
700-739	3,245	2,999	1,419	941	314	4,740	1,159	1,021	15,838
660-699	1,060	851	438	306	169	2,388	567	656	6,435
620-659	211	248	106	82	50	1,225	223	349	2,494
<620	59	81	44	46	28	1,323	227	466	2,274
No FICO available	101	159	108	97	55	1,666	281	701	3,168
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By LTV/CLTV:
0-80%	$40,869	64,613	37,145	20,744	6,155	62,593	10,923	7,188	250,230
80.01-100%	7,670	1,058	112	97	30	107	109	97	9,280
>100% (2)	48	20	13	6	3	23	28	16	157
No LTV available	65	97	66	62	38	170	61	31	590
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
(1)Government insured or guaranteed loans represent loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $3.0 billion and $3.2 billion at March 31, 2023, and December 31, 2022, respectively.
(2)Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.
The revolving loans converted to term loans in the credit card loan category represent credit card loans with modified terms that require payment over a specific term.
For the quarter ended March 31, 2023, we had gross charge-offs in the credit card portfolio of $404 million for revolving loans and $20 million for revolving loans converted to term loans.
Table 5.10: Credit Quality Indicators for Credit Card Loans

	March 31, 2023			December 31, 2022
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$44,519	250	44,769	45,131	223	45,354
30-89 DPD	455	31	486	457	27	484
90+ DPD	493	18	511	441	14	455
Total credit cards	$45,467	299	45,766	46,029	264	46,293
By FICO:
740+	$16,747	20	16,767	16,681	19	16,700
700-739	10,451	41	10,492	10,640	37	10,677
660-699	9,390	60	9,450	9,573	55	9,628
620-659	4,703	52	4,755	4,885	45	4,930
<620	4,074	125	4,199	4,071	107	4,178
No FICO available	102	1	103	179	1	180
Total credit cards	$45,467	299	45,766	46,029	264	46,293
Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
By delinquency status:
Current-29 DPD	$4,710	17,382	17,366	6,651	3,919	1,377	—	—	51,405
30-89 DPD	3	230	492	201	125	76	—	—	1,127
90+ DPD	—	23	47	15	9	5	—	—	99
Total auto	$4,713	17,635	17,905	6,867	4,053	1,458	—	—	52,631
By FICO:
740+	$3,079	8,400	7,461	2,799	1,790	591	—	—	24,120
700-739	756	2,737	2,673	1,112	651	219	—	—	8,148
660-699	519	2,502	2,567	1,002	538	180	—	—	7,308
620-659	221	1,810	1,901	686	355	132	—	—	5,105
<620	138	2,162	3,277	1,244	687	307	—	—	7,815
No FICO available	—	24	26	24	32	29	—	—	135
Total auto	$4,713	17,635	17,905	6,867	4,053	1,458	—	—	52,631
Gross charge-offs	$—	60	107	29	17	4	—	—	217
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
December 31, 2022
By delinquency status:
Current-29 DPD	$19,101	19,126	7,507	4,610	1,445	421	—	—	52,210
30-89 DPD	218	585	253	167	69	45	—	—	1,337
90+ DPD	23	56	22	13	4	4	—	—	122
Total auto	$19,342	19,767	7,782	4,790	1,518	470	—	—	53,669
By FICO:
740+	$9,361	8,233	3,193	2,146	664	166	—	—	23,763
700-739	3,090	3,033	1,287	788	238	64	—	—	8,500
660-699	2,789	2,926	1,163	641	192	58	—	—	7,769
620-659	2,021	2,156	796	421	130	47	—	—	5,571
<620	2,062	3,389	1,316	756	263	126	—	—	7,912
No FICO available	19	30	27	38	31	9	—	—	154
Total auto	$19,342	19,767	7,782	4,790	1,518	470	—	—	53,669

80	Wells Fargo & Company

Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
By delinquency status:
Current-29 DPD	$1,128	3,219	1,013	288	191	115	22,063	110	28,127
30-89 DPD	1	25	10	2	2	3	16	10	69
90+ DPD	—	8	5	1	—	1	14	14	43
Total other consumer	$1,129	3,252	1,028	291	193	119	22,093	134	28,239
By FICO:
740+	$653	1,626	462	150	86	49	1,462	31	4,519
700-739	239	615	181	45	34	19	529	18	1,680
660-699	143	481	151	28	25	15	408	18	1,269
620-659	31	197	68	11	11	9	159	13	499
<620	5	117	63	12	14	10	144	18	383
No FICO available	58	216	103	45	23	17	854	36	1,352
FICO not required (1)	—	—	—	—	—	—	18,537	—	18,537
Total other consumer	$1,129	3,252	1,028	291	193	119	22,093	134	28,239
Gross charge-offs (2)	$13	53	15	3	3	2	14	2	105
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$3,718	1,184	341	240	63	83	23,431	117	29,177
30-89 DPD	17	12	2	3	1	2	14	8	59
90+ DPD	5	5	1	1	—	1	13	14	40
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
By FICO:
740+	$1,908	546	174	112	21	50	1,660	43	4,514
700-739	726	216	62	44	10	13	568	18	1,657
660-699	527	177	34	33	9	8	449	19	1,256
620-659	204	81	13	14	4	5	181	11	513
<620	89	64	14	16	5	5	154	18	365
No FICO available	286	117	47	25	15	5	920	30	1,445
FICO not required (1)	—	—	—	—	—	—	19,526	—	19,526
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
(1)Substantially all loans not requiring a FICO score are securities-based loans originated by the Wealth and Investment Management operating segment.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	2023	2022
Commercial and industrial	$739	746	125	174	5	22
Commercial real estate	1,450	958	131	134	8	17
Lease financing	86	119	4	5	—	—
Total commercial	2,275	1,823	260	313	13	39
Residential mortgage	3,552	3,611	2,281	2,316	47	55
Auto	145	153	—	—	5	8
Other consumer	38	39	—	—	1	1
Total consumer	3,735	3,803	2,281	2,316	53	64
Total nonaccrual loans	$6,010	5,626	2,541	2,629	66	103
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $1.0 billion at both March 31, 2023, and December 31, 2022, which included $762 million and $771 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2023	Dec 31, 2022
Total:	$3,822	4,340
Less: FHA insured/VA guaranteed (1)	2,809	3,005
Total, not government insured/guaranteed	$1,013	1,335
By segment and class, not government insured/guaranteed:
Commercial and industrial	$156	583
Commercial real estate	209	134
Total commercial	365	717
Residential mortgage	29	28
Credit card	511	455
Auto	80	111
Other consumer	28	24
Total consumer	648	618
Total, not government insured/guaranteed	$1,013	1,335
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

82	Wells Fargo & Company

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.
Our commercial loan modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions, or a combination of these modifications. Commercial loan term extensions have terms that vary based on the borrower’s request and are evaluated by our credit teams on an individual basis.
Our consumer loan modifications vary based upon the loan product and the modification program offered to the borrower, and may include interest rate reductions, payment delays, term extensions, principal forbearance or forgiveness, or a combination of these modifications. Generally, our consumer loan modification programs modify the loan terms to achieve payment terms that are more affordable to the borrower and, as a result, increase the likelihood of full repayment of principal and interest.
Our residential mortgage loan modification programs may offer a short-term payment deferral based upon the borrower's demonstrated hardship, up to 12 months. If additional assistance is needed after 12 months, the borrower may request another loan modification. Modifications may also include a trial payment period of three months to determine if the borrower can perform in accordance with the proposed permanent loan modification terms. Loans in a trial payment period continue to advance through delinquency status and accrue interest according to their original terms. Loans in a trial payment period are excluded from our loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $161 million at March 31, 2023.
Credit card loan modifications result in a reduction in the credit card interest rate and may be offered on a short-term or long-term basis. A short-term interest rate reduction program reduces the borrower’s interest rate for 12 months. A long-term interest rate reduction program provides a reduction of the interest rate over a fixed five-year term. During the modification period, the borrower’s revolving charge privileges are revoked.
Auto loan modifications generally include insignificant (e.g., three months or less) payment deferrals over the loan term.
The following disclosures provide information on loan modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period, resulting in an amortized cost balance of zero at the end of the period, are not included in the disclosures below. Additionally, where amortized cost balances are presented below, accrued interest receivable is excluded. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Borrowers experiencing financial difficulty with modified terms mandated by a bankruptcy court are considered contractually modified loans and are included in these disclosures. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the quarter ended March 31, 2023.
Table 5.15 presents the amortized cost of commercial loans that were modified during the quarter ended March 31, 2023, by class of financing receivable and by modification type.
Table 5.15: Commercial Loan Modifications

	Modification type							Modifications as a % of loan class
($ in millions)	Principal forgiveness	Interest rate reduction	Payment delay	Term extension	Interest rate reduction & term extension	All other modifications and combinations	Total
Quarter ended March 31, 2023
Commercial and industrial	$15	5	3	112	1	1	137	0.04%
Commercial real estate	—	8	1	56	7	—	72	0.05
Total commercial	$15	13	4	168	8	1	209	0.04
Table 5.15a presents the financial effects of modifications made to commercial loans that were modified during the quarter ended March 31, 2023, presented by class of financing receivable.
Table 5.15a: Financial Effects of Commercial Loan Modifications

	Quarter ended
($ in millions)	Principal forgiven	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (months)
March 31, 2023
Commercial and industrial	$5	13.66%	6	6
Commercial real estate	0	2.80	6	20

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
Commercial loans that received a modification during the quarter ended March 31, 2023, and subsequently defaulted were insignificant. Defaults that occur on commercial modifications are reported based on a payment default definition of 90 days past due.
Table 5.15b provides past due information for commercial loans that were modified during the quarter ended March 31,
2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during first quarter 2023 for loans that were modified in the quarter, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.15b: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2023
Commercial and industrial	$115	19	—	134	10
Commercial real estate	70	1	—	71	—
Total commercial	$185	20	—	205	10
Table 5.16 presents the amortized cost of consumer loans that were modified during the quarter ended March 31, 2023, by class of financing receivable and by modification type.
Table 5.16: Consumer Loan Modifications

	Modification type
($ in millions)	Interest rate reduction	Payment delay (1)	Term extension	Interest rate reduction & term extension	Term extension & payment delay	Interest rate reduction, term extension & payment delay	All other modifications and combinations (2)	Total	Modifications as a % of loan class
Quarter ended March 31, 2023
Residential mortgage	$4	376	25	14	30	31	2	482	0.18%
Credit card	122	—	—	—	—	—	—	122	0.27
Auto	1	9	—	—	—	—	1	11	0.02
Other consumer	3	1	—	6	—	—	—	10	0.04
Total consumer	$130	386	25	20	30	31	3	625	0.16
(1)Includes residential mortgage loan modifications that defer a set amount of principal to the end of the loan term.
(2)Includes principal forgiveness and other combinations of modifications.
Table 5.16a presents the financial effects of modifications made to consumer loans that were modified during the quarter ended March 31, 2023, by class of financing receivable.
Table 5.16a: Financial Effects of Consumer Loan Modifications (1)

	Quarter ended
	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (years)
March 31, 2023
Residential mortgage (2)	1.58%	3	10.2
Credit card	21.64	0	0.0
Auto	3.73	6	0.0
Other consumer	11.40	3	3.0
(1)Principal forgiven for the quarter ended March 31, 2023 was insignificant.
(2)Excludes the financial effects of residential mortgage loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 27.1 years for the quarter ended March 31, 2023.

84	Wells Fargo & Company

Consumer loans that received a modification during the quarter ended March 31, 2023, and subsequently defaulted totaled $21 million, and predominantly related to payment delay modifications in the residential mortgage loan portfolio. Defaults that occur on consumer modifications are reported based on a payment default definition of 60 days past due.
Table 5.16b provides past due information for consumer loans that were modified during the quarter ended March 31,
2023. For loan modifications that include a payment delay, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during the quarter ended March 31, 2023, for loans that were modified in the quarter, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.16b: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2023
Residential mortgage (1)	$124	14	19	157	1
Credit card (2)	75	28	19	122	4
Auto	10	1	—	11	—
Other consumer	8	1	—	9	—
Total	$217	44	38	299	5
(1)Includes loans that were past due prior to entering a payment delay modification. Delinquency advancement is paused during the deferral period and resumes upon exit.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three months of consecutive payment performance.
Commitments to lend additional funds on commercial loans that were modified during the quarter ended March 31, 2023, were $30 million at March 31, 2023, substantially all of which were in the commercial and industrial portfolio. Commitments to lend additional funds on consumer loans that were modified during the quarter ended March 31, 2023, were insignificant at March 31, 2023.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  In January 2023, we adopted ASU 2022-02, which eliminated the accounting and reporting guidance for TDRs. For additional information, see Note 1 (Summary of Significant Accounting Policies). The following disclosures present TDR information for the periods ended December 31, 2022, and March 31, 2022. When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.2 billion at December 31, 2022. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-19-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classified and accounted for as TDRs through December 31, 2022, prior to the adoption of ASU 2022-02. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms.
Commitments to lend additional funds on loans whose terms have been modified in a TDR amounted to $434 million at December 31, 2022.
Table 5.17 summarizes our TDR modifications by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and are paid off or written-off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

Wells Fargo & Company	85

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended March 31, 2022
Commercial and industrial	$—	6	73	79	—	9.94%	$6
Commercial real estate	—	5	27	32	—	1.45	5
Lease financing	—	—	—	—	—	—	—
Total commercial	—	11	100	111	—	6.37	11
Residential mortgage	1	68	336	405	1	1.67	68
Credit card	—	70	—	70	—	19.12	70
Auto	1	3	40	44	9	4.91	3
Other consumer	—	3	1	4	—	11.64	3
Trial modifications (5)	—	—	211	211	—	—	—
Total consumer	2	144	588	734	10	10.43	144
Total	$2	155	688	845	10	10.15	$155
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $118 million for first quarter 2022.
(2)Other concessions include loans with payment (principal and/or interest) deferral, loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate. The reported amounts include loans that are new TDRs that may have COVID-19-related payment deferrals and exclude COVID-19-related payment deferrals on loans previously reported as TDRs given limited current financial effects other than payment deferral.
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
Table 5.18 summarizes permanent modification TDRs that defaulted during the period presented within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Table 5.18: Defaulted TDRs

Recorded investment of defaults
(in millions)	Quarter ended March 31, 2022
Commercial and industrial	$49
Commercial real estate	2
Lease financing	—
Total commercial	51
Residential mortgage	7
Credit card	5
Auto	6
Other consumer	—
Total consumer	18
Total	$69

86	Wells Fargo & Company

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.1 billion and $1.2 billion, with an estimated fair value of $2.0 billion and $1.9 billion, at March 31, 2023 and 2022, respectively. Table 6.1 presents the changes in MSRs measured using the fair value method.
Table 6.1: Analysis of Changes in Fair Value MSRs

	Quarter ended March 31,
(in millions)	2023	2022
Fair value, beginning of period	$9,310	6,920
Servicing from securitizations or asset transfers (1)	48	342
Sales and other (2)	7	1
Net additions	55	343
Changes in fair value:
Due to valuation inputs or assumptions:
Mortgage interest rates (3)	(181)	1,699
Servicing and foreclosure costs (4)	1	(3)
Discount rates	(25)	55
Prepayment estimates and other (5)	(20)	(146)
Net changes in valuation inputs or assumptions	(225)	1,605
Changes due to collection/realization of expected cash flows (6)	(321)	(357)
Total changes in fair value	(546)	1,248
Fair value, end of period	$8,819	8,511
(1)Includes impacts associated with exercising cleanup calls on securitizations and our right to repurchase delinquent loans from Government National Mortgage Association (GNMA) loan securitization pools. MSRs may increase upon repurchase due to servicing liabilities associated with these delinquent GNMA loans.
(2)Includes sales and transfers of MSRs, which can result in an increase in MSRs if related to portfolios with servicing liabilities.
(3)Includes prepayment rate changes as well as other valuation changes due to changes in mortgage interest rates. To reduce exposure to changes in interest rates, MSRs are economically hedged with derivative instruments.
(4)Includes costs to service and unreimbursed foreclosure costs.
(5)Represents other changes in valuation model inputs or assumptions, including prepayment rate estimation changes that are independent of mortgage interest rate changes.
(6)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. Amounts for residential MSRs include purchased servicing rights as well as servicing rights resulting from the transfer of loans. See Note 12 (Fair Values of Assets and Liabilities) for additional information on key assumptions for residential MSRs.
Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2023	Dec 31, 2022
Fair value of interests held	$8,819	9,310
Expected weighted-average life (in years)	6.1	6.3

Key assumptions:
Prepayment rate assumption (1)	9.7%	9.4
Impact on fair value from 10% adverse change	$287	288
Impact on fair value from 25% adverse change	684	688

Discount rate assumption	8.9%	9.1
Impact on fair value from 100 basis point increase	$346	368
Impact on fair value from 200 basis point increase	664	707

Cost to service assumption ($ per loan)	101	102
Impact on fair value from 10% adverse change	166	171
Impact on fair value from 25% adverse change	412	427
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
any other assumptions. In reality, changes in one factor may result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	87

Note 6:  Mortgage Banking Activities (continued)
We present the components of our managed servicing portfolio in Table 6.3 at unpaid principal balance for loans serviced and subserviced for others and at carrying value for owned loans serviced.
Table 6.3: Managed Servicing Portfolio

(in billions)	Mar 31, 2023	Dec 31, 2022
Residential mortgage servicing:
Serviced and subserviced for others (1)	$668	681
Owned loans serviced	270	273
Total residential servicing	938	954
Commercial mortgage servicing:
Serviced and subserviced for others	571	577
Owned loans serviced	131	133
Total commercial servicing	702	710
Total managed servicing portfolio	$1,640	1,664
Total serviced for others, excluding subserviced for others	$1,228	1,246
MSRs as a percentage of loans serviced for others	0.81%	0.84
Weighted average note rate (mortgage loans serviced for others)	4.37	4.30
(1)In first quarter 2023, we executed letters of intent to sell mortgage servicing rights on approximately $50 billion of loans serviced for others that we expect to close later this year.
At March 31, 2023, and December 31, 2022, we had servicer advances, net of an allowance for uncollectible amounts, of $2.3 billion and $2.5 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored entities (GSEs), insurer or borrower.
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
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2023	2022
Servicing fees:
Contractually specified servicing fees, late charges and ancillary fees		$567	635
Unreimbursed direct servicing costs (1)		(33)	(24)
Servicing fees		534	611
Amortization (2)		(61)	(59)
Changes due to collection/realization of expected cash flows (3)	(A)	(321)	(357)
Net servicing fees		152	195
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(225)	1,605
Net derivative gains (losses) from economic hedges (5)		185	(1,646)
Market-related valuation changes to MSRs, net of hedge results		(40)	(41)
Total net servicing income		112	154
Net gains on mortgage loan originations/sales (6)		120	539
Total mortgage banking noninterest income		$232	693
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(546)	1,248
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, and other interest costs.
(2)There was no impairment on the commercial amortized MSRs in first quarter 2023, compared with a $4 million reversal of impairment in first quarter 2022.
(3)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)Refer to the analysis of changes in fair value MSRs presented in Table 6.1 in this Note for more detail.
(5)See Note 11 (Derivatives) for additional information on economic hedges.
(6)Includes net gains (losses) of $(39) million and $1.3 billion in first quarter 2023 and 2022, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

88	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Table 7.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 7.1: Intangible Assets

	March 31, 2023			December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$4,964	(3,833)	1,131	4,942	(3,772)	1,170
Customer relationship and other intangibles	754	(615)	139	754	(602)	152
Total amortized intangible assets	$5,718	(4,448)	1,270	5,696	(4,374)	1,322
Unamortized intangible assets:
MSRs (carried at fair value)	$8,819			9,310
Goodwill	25,173			25,173
(1)Balances are excluded commencing in the period following full amortization.
Table 7.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2023. Future amortization expense may vary from these projections.
Table 7.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Three months ended March 31, 2023 (actual)	$61	13	74
Estimate for the remainder of 2023	$181	38	219
Estimate for year ended December 31,
2024	208	41	249
2025	180	33	213
2026	144	27	171
2027	113	—	113
2028	94	—	94
Table 7.3 shows the allocation of goodwill to our reportable operating segments.
Table 7.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2022 and March 31, 2023	$16,418	2,931	5,375	344	105	25,173
Table 7.4 presents the components of other assets.
Table 7.4: Other Assets

(in millions)	Mar 31, 2023	Dec 31, 2022
Corporate/bank-owned life insurance (1)	$20,836	20,807
Accounts receivable (2)	29,887	23,646
Interest receivable:
AFS and HTM debt securities	1,616	1,572
Loans	3,600	3,470
Trading and other	864	767
Operating lease assets (lessor)	5,633	5,790
Operating lease ROU assets (lessee)	3,782	3,837
Other (3)(4)	16,525	15,949
Total other assets	$82,743	75,838
(1)Corporate/bank-owned life insurance is recorded at cash surrender value.
(2)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances, which are recorded at amortized cost.
(3)Primarily includes income tax receivables, prepaid expenses, foreclosed assets, and private equity and venture capital investments in consolidated portfolio companies.
(4)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	89

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2022 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $177 million and $188 million in first quarter 2023 and 2022, respectively.
Table 8.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2023	2022
Interest income on lease financing	$169	152
Other lease revenue:
Variable revenue on lease financing	25	30
Fixed revenue on operating leases	249	245
Variable revenue on operating leases	11	15
Other lease-related revenue (1)	62	37
Noninterest income on leases	347	327
Total leasing revenue	$516	479
(1)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 8.2 presents balances for our operating leases.

Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2023	Dec 31, 2022
ROU assets	$3,782	3,837
Lease liabilities	4,381	4,465
Table 8.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.
Table 8.3: Lease Costs

	Quarter ended March 31,
(in millions)	2023	2022
Fixed lease expense – operating leases	$251	253
Variable lease expense	71	73
Other (1)	(16)	(10)
Total lease costs	$306	316
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

90	Wells Fargo & Company

Note 9: Preferred Stock
We are authorized to issue 20 million shares of preferred stock, without par value. Outstanding preferred shares rank senior to common shares both as to the payment of dividends and liquidation preferences but have no general voting rights. All outstanding preferred stock with a liquidation preference value, except for Series L Preferred Stock, may be redeemed for the liquidation preference value, plus any accrued but unpaid dividends, on any dividend payment date on or after the earliest redemption date for that series. Additionally, these same series of preferred stock may be redeemed following a “regulatory capital treatment event”, as described in the terms of each series. Capital actions, including redemptions of our preferred stock, may be subject to regulatory approval or conditions.
In addition, we are authorized to issue 4 million shares of preference stock, without par value. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		March 31, 2023				December 31, 2022
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,986	3,968	3,200	4,025,000	3,967,986	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A	9/15/2023	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	3/15/2024	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2024	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Total		4,776,800	4,714,432	$20,216	19,448	4,776,800	4,714,432	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended March 31, 2023, and March 31, 2022.

Wells Fargo & Company	91

Note 10: Legal Actions
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

AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. Shareholders filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. Subject to court approval, the parties have entered into an agreement pursuant to which the Company will pay $300 million to resolve this action. Additionally, a number of other lawsuits were filed by non-governmental parties seeking damages or other remedies related to these CPI policies and related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements. As previously disclosed, the Company entered into various settlements to resolve these lawsuits, while others were dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. On December 20, 2022, the Company entered into a consent order with the CFPB to resolve the CFPB’s investigations related to automobile lending, consumer deposit accounts, and mortgage lending. The consent order requires, among other things, remediation to customers and the payment of a $1.7 billion civil penalty to the CFPB. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.

COMPANY 401(K) PLAN MATTERS Federal government agencies, including the United States Department of Labor (Department of Labor), have undertaken reviews of certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan. As previously disclosed, the Company entered into an agreement to resolve the Department of Labor’s review. On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain of these transactions.
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
HIRING PRACTICES MATTERS Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission, have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of shareholder derivative lawsuits filed in the United States District Court for the Northern District of California and in California state court.
INTERCHANGE LITIGATION Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A., and Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the

92	Wells Fargo & Company

Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. On March 15, 2023, the Second Circuit affirmed the damages class settlement. Settlement objector merchants filed a petition for a rehearing by the Second Circuit en banc. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. Several of the opt-out and direct action litigations have been settled while others remain pending.

OFAC RELATED INVESTIGATION The Company self-identified an issue whereby certain foreign banks utilized a Wells Fargo software-based solution to conduct import/export trade-related financing transactions with countries and entities prohibited by the Office of Foreign Assets Control (OFAC) of the United States Department of the Treasury. We do not believe any funds related to these transactions flowed through accounts at Wells Fargo as a result of the aforementioned conduct. The Company made voluntary self-disclosures to OFAC and cooperated with investigations or inquiries arising out of this matter by federal government agencies. In March 2023, the Company entered into agreements pursuant to which it agreed to pay $67.8 million to the Federal Reserve and $30 million to OFAC in order to resolve their investigations.
RECORD-KEEPING INVESTIGATIONS The United States Securities and Exchange Commission and the United States Commodity Futures Trading Commission have undertaken investigations regarding the Company’s compliance with records retention requirements relating to business communications sent over unapproved electronic messaging channels.

RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.4 billion as of March 31, 2023. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	93

Note 11: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading or other purposes. For additional information on our derivatives activities, see Note 14 (Derivatives) in our 2022 Form 10-K.
Table 11.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recorded on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which derivative cash flows are determined.

Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2023			December 31, 2022
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$296,341	773	456	263,876	670	579
Commodity contracts	4,166	32	51	1,681	9	25
Foreign exchange contracts	11,251	91	874	15,544	161	1,015
Total derivatives designated as qualifying hedging instruments		896	1,381		840	1,619
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	79,712	374	275	65,727	410	253
Equity contracts (1)	4,568	61	44	3,326	—	242
Foreign exchange contracts	44,033	369	612	38,139	490	968
Credit contracts	265	15	—	290	14	—
Subtotal		819	931		914	1,463
Customer accommodation trading and other derivatives:
Interest rate contracts	10,899,705	32,487	35,425	10,156,300	40,006	42,641
Commodity contracts	92,472	3,716	3,000	96,001	5,991	3,420
Equity contracts	409,253	11,044	11,223	390,427	9,573	8,012
Foreign exchange contracts	1,553,355	13,237	14,841	1,475,224	21,562	24,703
Credit contracts	54,133	53	32	45,359	52	36
Subtotal		60,537	64,521		77,184	78,812
Total derivatives not designated as hedging instruments		61,356	65,452		78,098	80,275
Total derivatives before netting		62,252	66,833		78,938	81,894
Netting		(45,135)	(49,936)		(56,164)	(61,827)
Total		$17,117	16,897		22,774	20,067
(1)    In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Balance Sheet Offsetting
We execute substantially all of our derivative transactions under master netting arrangements. Where legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. We reflect all derivative balances and related cash collateral subject to enforceable master netting arrangements on a net basis on our consolidated balance sheet. We do not net non-cash collateral that we receive or pledge against derivative balances on our consolidated balance sheet.
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
Table 11.2 provides information on the fair values of derivative assets and liabilities subject to enforceable master netting arrangements, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 15 (Pledged Assets and Collateral).

94	Wells Fargo & Company

Table 11.2: Fair Values of Derivative Assets and Liabilities

	March 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$31,386	32,130	37,000	37,598
OTC cleared	733	639	649	845
Exchange traded	234	207	262	193
Total interest rate contracts	32,353	32,976	37,911	38,636
Commodity contracts
OTC	2,601	2,177	4,833	2,010
Exchange traded	927	724	876	1,134
Total commodity contracts	3,528	2,901	5,709	3,144
Equity contracts
OTC	4,542	6,829	4,269	4,475
Exchange traded	4,172	2,843	3,742	2,409
Total equity contracts	8,714	9,672	8,011	6,884
Foreign exchange contracts
OTC	13,445	15,975	21,537	26,127
Total foreign exchange contracts	13,445	15,975	21,537	26,127
Credit contracts
OTC	43	22	39	22
Total credit contracts	43	22	39	22
Total derivatives subject to enforceable master netting arrangements, gross	58,083	61,546	73,207	74,813
Less: Gross amounts offset
Counterparty netting (1)	(40,603)	(40,590)	(49,115)	(49,073)
Cash collateral netting	(4,532)	(9,346)	(7,049)	(12,754)
Total derivatives subject to enforceable master netting arrangements, net	12,948	11,610	17,043	12,986
Derivatives not subject to enforceable master netting arrangements (2)	4,169	5,287	5,731	7,081
Total derivatives recognized in consolidated balance sheet, net	17,117	16,897	22,774	20,067
Non-cash collateral	(2,307)	(1,968)	(3,517)	(582)
Total Derivatives, net	$14,810	14,929	19,257	19,485
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $346 million and $372 million and debit valuation adjustments related to derivative liabilities were $333 million and $331 million as of March 31, 2023, and December 31, 2022, respectively, and were primarily related to interest rate contracts.
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. We also enter into futures contracts, forward contracts, and swap contracts to hedge our exposure to the price risk of physical commodities included in Other Assets. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in available-for-sale (AFS) debt securities due to changes in interest rates, foreign currency rates, or both. For certain fair value hedges of interest rate risk, we use the portfolio layer method to hedge stated amounts of closed portfolios of AFS debt securities. For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income
(OCI). See Note 20 (Other Comprehensive Income) for the amounts recognized in other comprehensive income.
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
We estimate $693 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2023, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of March 31, 2023, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

Wells Fargo & Company	95

Note 11: Derivatives (continued)

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,318	1,988	(2,511)	N/A	503
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	(58)	—	(111)	111
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	383
Total gains (losses) (pre-tax) on interest rate contracts	(53)	(58)	—	(111)	494
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	(58)	(2)	(113)	497
Quarter ended March 31, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,218	90	(761)	N/A	27
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(16)	4	—	(12)	12
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(48)
Total gains (losses) (pre-tax) on interest rate contracts	(16)	4	—	(12)	(36)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(3)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(1)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(16)	4	(2)	(14)	(37)

96	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,783	(2,761)	(2,511)	580	N/A	503
Interest contracts
Amounts related to cash flows on derivatives	269	(30)	(682)	—	(443)	N/A
Recognized on derivatives	(700)	105	2,358	—	1,763	—
Recognized on hedged items	692	(108)	(2,360)	—	(1,776)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	261	(33)	(684)	—	(456)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(103)	—	(103)	N/A
Recognized on derivatives	—	—	52	35	87	6
Recognized on hedged items	—	—	(60)	(29)	(89)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(111)	6	(105)	6
Commodity contracts
Recognized on derivatives	—	—	—	(12)	(12)	—
Recognized on hedged items	—	—	—	25	25	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	13	13	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$261	(33)	(795)	19	(548)	6
Quarter ended March 31, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,563	(83)	(761)	692	N/A	27
Interest contracts
Amounts related to cash flows on derivatives	(41)	41	481	—	481	N/A
Recognized on derivatives	1,262	(145)	(6,869)	—	(5,752)	—
Recognized on hedged items	(1,248)	143	6,813	—	5,708	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(27)	39	425	—	437	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	4	—	4	N/A
Recognized on derivatives	—	—	(456)	(242)	(698)	64
Recognized on hedged items	—	—	445	241	686	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(7)	(1)	(8)	64
Commodity contracts
Recognized on derivatives	—	—	—	(92)	(92)	—
Recognized on hedged items	—	—	—	87	87	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(5)	(5)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(27)	39	418	(6)	424	64

Wells Fargo & Company	97

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2023
Available-for-sale debt securities (4)(5)	$59,752	(3,160)	15,822	656
Other assets	1,652	100	—	—
Deposits	(51,456)	97	(10)	—
Long-term debt	(132,434)	11,421	(32)	5
December 31, 2022
Available-for-sale debt securities (4)	$39,423	(3,859)	16,100	722
Other assets	1,663	38	—	—
Deposits	(41,687)	205	(10)	—
Long-term debt	(130,997)	13,862	(5)	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded for debt securities was $710 million and for long-term debt was $0 million as of March 31, 2023, and $739 million for debt securities and $0 million for long-term debt as of December 31, 2022.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $37 million and $586 million of debt securities and long-term debt cumulative basis adjustments as of March 31, 2023, respectively, and $39 million and $334 million of debt securities and long-term debt cumulative basis adjustments as of December 31, 2022, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $(6) million for hedged items currently designated as of March 31, 2023, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $19.9 billion from closed portfolios of financial assets totaling $23.3 billion.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on our derivatives activities, see Note 14 (Derivatives) in our 2022 Form 10-K.

98	Wells Fargo & Company

Table 11.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains from trading and securities	Other	Total	Personnel expense
Quarter ended March 31, 2023
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$146	—	48	194	—
Equity contracts	—	—	(80)	(80)	(191)
Foreign exchange contracts	—	—	(366)	(366)	—
Credit contracts	—	—	(1)	(1)	—
Subtotal	146	—	(399)	(253)	(191)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(2)	(336)	—	(338)	—
Commodity contracts	—	112	—	112	—
Equity contracts	—	(1,470)	(64)	(1,534)	—
Foreign exchange contracts	—	(99)	—	(99)	—
Credit contracts	—	(7)	—	(7)	—
Subtotal	(2)	(1,800)	(64)	(1,866)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$144	(1,800)	(463)	(2,119)	(191)
Quarter ended March 31, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(368)	—	(26)	(394)	—
Equity contracts (2)	—	—	5	5	266
Foreign exchange contracts	—	—	231	231	—
Credit contracts	—	—	5	5	—
Subtotal	(368)	—	215	(153)	266
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(498)	3,214	—	2,716	—
Commodity contracts	—	113	—	113	—
Equity contracts	—	1,003	(38)	965	—
Foreign exchange contracts	—	327	—	327	—
Credit contracts	—	12	—	12	—
Subtotal	(498)	4,669	(38)	4,133	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(866)	4,669	177	3,980	266
(1)Mortgage banking amounts for first quarter 2023 are comprised of gains (losses) of $185 million related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $(39) million related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for first quarter 2022 are comprised of gain (losses) of $(1.6) billion offset by gains (losses) of $1.3 billion.
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	99

Note 11: Derivatives (continued)

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
Table 11.7 provides details of sold credit derivatives.

Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
March 31, 2023
Credit default swaps	$17,033	2,200
Risk participation swaps	6,782	6,571
Total credit derivatives	$23,815	8,771
December 31, 2022
Credit default swaps	$12,733	1,860
Risk participation swaps	6,728	6,518
Total credit derivatives	$19,461	8,378

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

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 11.8 illustrates our exposure to OTC bilateral derivative contracts with credit-risk contingent features, collateral we have posted, and the additional collateral we would be required to post if the credit rating of our debt was downgraded below investment grade.
Table 11.8: Credit-Risk Contingent Features

(in billions)	Mar 31, 2023	Dec 31, 2022
Net derivative liabilities with credit-risk contingent features	$17.4	20.7
Collateral posted	17.3	17.4
Additional collateral to be posted upon a below investment grade credit rating (1)	0.1	3.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

100	Wells Fargo & Company

Note 12: Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to fulfill fair value disclosure requirements. Assets and liabilities recorded at fair value on a recurring basis, such as derivatives, residential MSRs, and trading or AFS debt securities, are presented in Table 12.1 in this Note. Additionally, from time to time, we record fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of lower of cost or fair value (LOCOM) accounting, write-downs of individual assets or application of the measurement alternative for nonmarketable equity securities. Assets recorded at fair value on a nonrecurring basis are presented in Table 12.4 in this Note. We provide in Table 12.9 estimates of fair value for financial instruments that are not recorded at fair value, such as loans and debt liabilities carried at amortized cost.
See Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K for discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K.

FAIR VALUE HIERARCHY We classify our assets and liabilities recorded at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations based on significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K for a detailed description of the fair value hierarchy.
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

Wells Fargo & Company	101

Note 12: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 12.1: Fair Value on a Recurring Basis

	March 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$29,984	4,132	—	34,116	28,844	4,530	—	33,374
Collateralized loan obligations	—	555	117	672	—	540	150	690
Corporate debt securities	—	11,447	15	11,462	—	10,344	23	10,367
Federal agency mortgage-backed securities	—	33,776	—	33,776	—	34,447	—	34,447
Non-agency mortgage-backed securities	—	1,277	—	1,277	—	1,243	12	1,255
Other debt securities	—	8,749	—	8,749	—	6,022	—	6,022
Total trading debt securities	29,984	59,936	132	90,052	28,844	57,126	185	86,155
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	58,043	—	—	58,043	45,285	—	—	45,285
Non-U.S. government securities	—	162	—	162	—	162	—	162
Securities of U.S. states and political subdivisions	—	21,403	357	21,760	—	10,332	113	10,445
Federal agency mortgage-backed securities	—	55,205	—	55,205	—	48,137	—	48,137
Non-agency mortgage-backed securities	—	3,144	—	3,144	—	3,284	—	3,284
Collateralized loan obligations	—	3,905	—	3,905	—	3,981	—	3,981
Other debt securities	—	2,031	148	2,179	—	2,137	163	2,300
Total available-for-sale debt securities	58,043	85,850	505	144,398	45,285	68,033	276	113,594
Loans held for sale	—	2,863	564	3,427	—	3,427	793	4,220
Mortgage servicing rights (residential)	—	—	8,819	8,819	—	—	9,310	9,310
Derivative assets (gross):
Interest rate contracts	234	32,841	559	33,634	262	40,503	321	41,086
Commodity contracts	—	3,723	25	3,748	—	5,866	134	6,000
Equity contracts	167	10,739	199	11,105	112	9,051	410	9,573
Foreign exchange contracts	27	13,659	11	13,697	27	22,175	11	22,213
Credit contracts	—	46	22	68	—	44	22	66
Total derivative assets (gross)	428	61,008	816	62,252	401	77,639	898	78,938
Equity securities:
Marketable	14,319	95	4	14,418	18,527	86	3	18,616
Nonmarketable	—	10,557	28	10,585	—	9,750	17	9,767
Total equity securities	14,319	10,652	32	25,003	18,527	9,836	20	28,383
Total assets prior to derivative netting	$102,774	220,309	10,868	333,951	93,057	216,061	11,482	320,600
Derivative netting (1)				(45,135)				(56,164)
Total assets after derivative netting				$288,816				264,436
Derivative liabilities (gross):
Interest rate contracts	$(209)	(32,636)	(3,311)	(36,156)	(193)	(40,377)	(2,903)	(43,473)
Commodity contracts	—	(3,013)	(38)	(3,051)	—	(3,325)	(120)	(3,445)
Equity contracts (2)	(155)	(9,635)	(1,477)	(11,267)	(118)	(6,502)	(1,634)	(8,254)
Foreign exchange contracts	(37)	(16,263)	(27)	(16,327)	(29)	(26,622)	(35)	(26,686)
Credit contracts	—	(29)	(3)	(32)	—	(33)	(3)	(36)
Total derivative liabilities (gross)	(401)	(61,576)	(4,856)	(66,833)	(340)	(76,859)	(4,695)	(81,894)
Short-sale and other liabilities (2)	(17,951)	(4,983)	(193)	(23,127)	(14,791)	(5,513)	(167)	(20,471)
Long-term debt	—	(1,506)	—	(1,506)	—	(1,346)	—	(1,346)
Total liabilities prior to derivative netting	$(18,352)	$(68,065)	(5,049)	(91,466)	(15,131)	(83,718)	(4,862)	(103,711)
Derivative netting (1)				49,936				61,827
Total liabilities after derivative netting				$(41,530)				(41,884)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral and portfolio level counterparty valuation adjustments. See Note 11 (Derivatives) for additional information.
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

102	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2023
Trading debt securities	$185	1	76	(112)	(1)	—	(17)	132	1	(6)
Available-for-sale debt securities	276	(20)	69	—	(6)	233	(47)	505	(19)	(6)
Loans held for sale	793	10	73	(49)	(39)	16	(240)	564	10	(7)
Mortgage servicing rights (residential) (8)	9,310	(546)	48	7	—	—	—	8,819	(225)	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	295	—	—	267	(746)	14	(2,752)	509
Equity contracts	(1,224)	(303)	—	—	285	(38)	2	(1,278)	(2)
Other derivative contracts	9	(55)	2	(1)	37	(2)	—	(10)	(41)
Total derivative contracts	(3,797)	(63)	2	(1)	589	(786)	16	(4,040)	466	(9)
Equity securities	20	(1)	—	—	—	13	—	32	(1)	(6)
Other liabilities	(167)	(26)	—	—	—	—	—	(193)	(26)	(10)
Quarter ended March 31, 2022
Trading debt securities	$241	(15)	47	(14)	(35)	5	(28)	201	(17)	(6)
Available-for-sale debt securities	186	(21)	52	—	(5)	126	—	338	(21)	(6)
Loans held for sale	1,033	(57)	63	(43)	(73)	102	(6)	1,019	(57)	(7)
Mortgage servicing rights (residential) (8)	6,920	1,248	342	1	—	—	—	8,511	1,605	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(578)	—	—	275	—	—	(176)	(259)
Equity contracts (11)	(417)	(216)	—	—	589	(80)	(1,292)	(1,416)	266
Other derivative contracts	5	(22)	—	—	44	—	—	27	18
Total derivative contracts	(285)	(816)	—	—	908	(80)	(1,292)	(1,565)	25	(9)
Equity securities	8,910	(1)	—	—	—	2	(8,885)	26	(2)	(6)
Other liabilities (11)	(791)	153	—	—	—	—	—	(638)	153	(10)
(1)Includes net gains (losses) included in both net income and other comprehensive income. All amounts represent net gains (losses) included in net income except for $(16) million and $(21) million included in other comprehensive income from AFS debt securities, and $0 and $14 million in other comprehensive income from other liabilities for first quarter 2023 and 2022, respectively.
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
(5)Includes net unrealized gains (losses) related to assets and liabilities held at period end included in both net income and other comprehensive income. All amounts represent net unrealized gains (losses) included in net income except for $(15) million and $(21) million included in other comprehensive income from AFS debt securities, and $0 and $14 million in other comprehensive income from other liabilities for first quarter 2023 and 2022, respectively.
(6)Included in net gains from trading and securities on our consolidated statement of income.
(7)Included in mortgage banking income on our consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)Included in other noninterest income on our consolidated statement of income.
(11)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Table 12.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
The significant unobservable inputs for Level 3 assets inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor (for additional information on vendor-developed valuations, see Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K).
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.

Wells Fargo & Company	103

Note 12: Fair Values of Assets and Liabilities (continued)
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
March 31, 2023
Trading and available-for-sale debt securities	$398		Discounted cash flow	Discount rate	2.5	-	12.5%		5.5
	132		Market comparable pricing	Comparability adjustment	(24.4)	-	47.1		(2.6)
	107		Market comparable pricing	Multiples	1.1x	-	7.4x		3.9x
Loans held for sale	564		Discounted cash flow	Default rate	0.0	-	29.8%		0.9
				Discount rate	2.9	-	13.9		9.2
				Loss severity	0.0	-	55.7		17.1
				Prepayment rate	3.1	-	13.9		10.5
Mortgage servicing rights (residential)	8,819		Discounted cash flow	Cost to service per loan (1)	$52	-	533		101
				Discount rate	8.5	-	13.6%		8.9
				Prepayment rate (2)	8.3	-	24.2		9.7
Net derivative assets and (liabilities):
Interest rate contracts	(2,632)		Discounted cash flow	Discount rate	3.0	-	4.9		4.0
	(39)		Discounted cash flow	Default rate	0.4	-	5.0		2.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.6
Interest rate contracts: derivative loan commitments	(81)		Discounted cash flow	Fall-out factor	1.0	-	99.0		35.3
				Initial-value servicing	(153.1)	-	141.0	bps	(112.8)
Equity contracts	(948)		Discounted cash flow	Conversion factor	(8.7)	-	0.0%		(6.4)
				Weighted average life	0.8	-	1.8	yrs	1.2
	(330)		Option model	Correlation factor	(77.0)	-	99.0%		64.9
				Volatility factor	6.5	-	96.5		36.6
Insignificant Level 3 liabilities, net of assets (3)	(171)
Total Level 3 assets, net of liabilities	$5,819	(4)
December 31, 2022
Trading and available-for-sale debt securities	$157		Discounted cash flow	Discount rate	2.7	-	12.5%		6.4
	185		Market comparable pricing	Comparability adjustment	(33.6)	-	14.1		(4.8)
	119		Market comparable pricing	Multiples	1.1x	-	7.4x		4.0x
Loans held for sale	793		Discounted cash flow	Default rate	0.0	-	25.0%		0.7
				Discount rate	2.9	-	13.4		9.5
				Loss severity	0.0	-	53.6		15.7
				Prepayment rate	3.5	-	14.2		10.7
Mortgage servicing rights (residential)	9,310		Discounted cash flow	Cost to service per loan (1)	$52	-	550		102
				Discount rate	8.7	-	14.1%		9.1
				Prepayment rate (2)	8.1	-	21.9		9.4
Net derivative assets and (liabilities):
Interest rate contracts	(2,411)		Discounted cash flow	Discount rate	3.2	-	4.9		4.2
	(63)		Discounted cash flow	Default rate	0.4	-	5.0		2.3
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	(108)		Discounted cash flow	Fall-out factor	1.0	-	99.0		41.0
				Initial-value servicing	(9.3)	-	141.0	bps	11.5
Equity contracts (3)	(1,000)		Discounted cash flow	Conversion factor	(12.2)	-	0.0%		(9.9)
				Weighted average life	0.5	-	1.5	yrs	0.8
	(224)		Option model	Correlation factor	(77.0)	-	99.0%		49.5
				Volatility factor	6.5	-	96.5		37.3
Insignificant Level 3 liabilities, net of assets (3)	(138)
Total Level 3 assets, net of liabilities	$6,620	(4)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $52 - $177 at March 31, 2023, and $52 - $178 at December 31, 2022.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(4)Consists of total Level 3 assets of $10.9 billion and $11.5 billion and total Level 3 liabilities of $5.0 billion and $4.9 billion, before netting of derivative balances, at March 31, 2023, and December 31, 2022, respectively.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K.

104	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of LOCOM accounting, write-downs of individual assets, or application of the measurement alternative for certain nonmarketable equity securities.
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2023, and December 31, 2022, and for which a nonrecurring fair value adjustment was recorded during the quarter ended March 31, 2023, and the year ended December 31, 2022.

Table 12.4: Fair Value on a Nonrecurring Basis

	March 31, 2023			December 31, 2022
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$1,184	354	1,538	838	554	1,392
Loans:
Commercial	204	—	204	285	—	285
Consumer	44	—	44	512	—	512
Total loans	248	—	248	797	—	797
Mortgage servicing rights (commercial)	—	—	—	—	75	75
Nonmarketable equity securities	553	1,005	1,558	1,926	2,818	4,744
Other assets	1,683	1	1,684	1,862	296	2,158
Total assets at fair value on a nonrecurring basis	$3,668	1,360	5,028	5,423	3,743	9,166
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2023	2022
Loans held for sale	$(8)	(59)
Loans:
Commercial	(68)	(12)
Consumer	(214)	(206)
Total loans	(282)	(218)
Mortgage servicing rights (commercial)	—	4
Nonmarketable equity securities (1)	(339)	295
Other assets (2)	20	(52)
Total	$(609)	(30)
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
Table 12.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis and determined using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for nonmarketable equity securities and private equity and venture capital investments in consolidated portfolio companies.

Wells Fargo & Company	105

Note 12: Fair Values of Assets and Liabilities (continued)
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)		Range of Inputs Positive (Negative)			Weighted Average
March 31, 2023
Loans held for sale (2)	$354	Discounted cash flow	Default rate	(3)	0.1	-	89.7%	14.9
			Discount rate		0.6	-	13.6	5.5
			Loss severity		0.5	-	49.1	11.8
			Prepayment rate	(4)	2.8	-	100.0	40.4
Nonmarketable equity securities	64	Market comparable pricing	Comparability adjustment		(100.0)	-	(12.0)	(28.0)
	938	Market comparable pricing	Multiples		3.0x	-	27.1x	9.7x
Insignificant Level 3 assets	4
Total	$1,360
December 31, 2022
Loans held for sale (2)	$143	Discounted cash flow	Default rate	(3)	0.1	-	86.1%	13.8
			Discount rate		3.8	-	13.8	9.0
			Loss severity		8.1	-	43.8	18.6
			Prepayment rate	(4)	2.3	-	23.4	18.6
	411	Market comparable pricing	Comparability adjustment		(8.2)	-	(0.9)	(4.3)
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan		$3,775	-	3,775	3,775
			Discount rate		5.2	-	5.2%	5.2
			Prepayment rate		0.0	-	20.6	6.7
Nonmarketable equity securities	1,461	Market comparable pricing	Comparability adjustment		(100.0)	-	(4.0)	(30.1)
	1,352	Market comparable pricing	Multiples		0.8x	-	18.7x	9.9x
Other assets (5)	234	Market comparable pricing	Multiples		6.4	-	8.0	7.1
Insignificant Level 3 assets	67
Total	$3,743
(1)See Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Consists of approximately $220 million and $400 million of government insured/guaranteed loans purchased from GNMA-guaranteed mortgage securitizations at March 31, 2023, and December 31, 2022, respectively, and approximately $130 million and $150 million of other mortgage loans that are not government insured/guaranteed at March 31, 2023, and December 31, 2022, respectively.
(3)Applies only to non-government insured/guaranteed loans.
(4)Includes the impact on prepayment rate of expected defaults for government insured/guaranteed loans, which impact the frequency and timing of early resolution of loans.
(5)Represents private equity and venture capital investments in consolidated portfolio companies.

106	Wells Fargo & Company

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K.
Table 12.7 reflects differences between the fair value carrying amount of the assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 12.7: Fair Value Option

	March 31, 2023			December 31, 2022
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$3,427	3,742	(315)	4,220	4,614	(394)
Long-term debt	(1,506)	(1,919)	413	(1,346)	(1,775)	429
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at March 31, 2023, and December 31, 2022.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2023			2022
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended March 31,
Loans held for sale	$97	12	(4)	(365)	9	—
Long-term debt	—	(30)	—	—	12	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the first quarter of both 2023 and 2022.
For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are derived using observable secondary bond market information. These impacts are recorded within the debit valuation adjustments (DVA) in OCI. See
Note 20 (Other Comprehensive Income) for additional information.

Wells Fargo & Company	107

Note 12: Fair Values of Assets and Liabilities (continued)
Disclosures about Fair Value of Financial Instruments
Table 12.9 presents a summary of fair value estimates for financial instruments that are not carried at fair value on a recurring basis. Some financial instruments are excluded from the scope of this table, such as certain insurance contracts, certain nonmarketable equity securities, and leases. This table also excludes assets and liabilities that are not financial instruments such as the value of the long-term relationships with our deposit, credit card and trust customers, MSRs, premises and equipment, goodwill and deferred taxes.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $689 million and $737 million at March 31, 2023, and December 31, 2022, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets
Cash and due from banks (1)	$31,958	31,958	—	—	31,958
Interest-earning deposits with banks (1)	130,478	125,379	5,099	—	130,478
Federal funds sold and securities purchased under resale agreements (1)	67,288	—	67,288	—	67,288
Held-to-maturity debt securities	277,147	2,448	235,501	2,739	240,688
Loans held for sale	2,772	—	2,304	526	2,830
Loans, net (2)	920,121	—	56,715	832,899	889,614
Nonmarketable equity securities (cost method)	4,699	—	—	4,764	4,764
Total financial assets	$1,434,463	159,785	366,907	840,928	1,367,620
Financial liabilities
Deposits (3)	$90,420	—	57,971	30,658	88,629
Short-term borrowings	80,817	—	80,799	—	80,799
Long-term debt (4)	171,939	—	170,874	1,023	171,897
Total financial liabilities	$343,176	—	309,644	31,681	341,325
December 31, 2022
Financial assets
Cash and due from banks (1)	$34,596	34,596	—	—	34,596
Interest-earning deposits with banks (1)	124,561	124,338	223	—	124,561
Federal funds sold and securities purchased under resale agreements (1)	68,036	—	68,036	—	68,036
Held-to-maturity debt securities	297,059	14,285	238,552	2,684	255,521
Loans held for sale	2,884	—	2,208	719	2,927
Loans, net (2)	928,049	—	57,532	836,831	894,363
Nonmarketable equity securities (cost method)	4,900	—	—	4,961	4,961
Total financial assets	$1,460,085	173,219	366,551	845,195	1,384,965
Financial liabilities
Deposits (3)	$66,887	—	46,745	18,719	65,464
Short-term borrowings	50,964	—	50,970	—	50,970
Long-term debt (4)	173,502	—	172,783	999	173,782
Total financial liabilities	$291,353	—	270,498	19,718	290,216
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $14.6 billion and $14.7 billion at March 31, 2023, and December 31, 2022, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion and $1.3 trillion at March 31, 2023, and December 31, 2022, respectively.
(4)Excludes obligations under finance leases of $21 million and $22 million at March 31, 2023, and December 31, 2022, respectively.

108	Wells Fargo & Company

Note 13: Securitizations and Variable Interest Entities
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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. During the quarters ended March 31, 2023 and 2022, we repurchased loans of $92 million and $933 million, respectively, which primarily represented repurchases of government insured loans. We recorded assets and related liabilities of $935 million and $743 million at March 31, 2023, and December 31, 2022, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At March 31, 2023, and December 31, 2022, our liability for these repurchase and recourse arrangements was $165 million and $167 million, respectively, and the maximum exposure to loss was $13.9 billion and $13.8 billion at March 31, 2023, and December 31, 2022, respectively.
Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations. See Note 6 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS In the normal course of business, we sell nonconforming residential and commercial mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans and account for the transfers as sales. We also typically retain the right to service the loans and may hold other beneficial interests issued by the VIEs, such as debt securities held for investment purposes. Our servicing role related to nonconforming commercial mortgage loan securitizations is limited to primary or master servicer. We do not consolidate the VIE because the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

WHOLE LOAN SALE TRANSACTIONS We may also sell whole loans to VIEs where we have continuing involvement in the form of financing. We account for these transfers as sales, and do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

Table 13.1 presents information about transfers of assets during the periods presented for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets and securities. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2. The majority of our transfers relate to residential mortgage securitizations with the GSEs or GNMA and generally result in no gain or loss because the loans are measured at fair value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously

Wells Fargo & Company	109

Note 13: Securitizations and Variable Interest Entities (continued)
repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2023		2022
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended March 31,
Assets sold	$4,461	1,499	26,174	4,033
Proceeds from transfer (1)	4,461	1,540	26,226	4,097
Net gains (losses) on sale	—	41	52	64

Continuing involvement (2):
Servicing rights recognized	$47	18	327	29
Securities recognized (3)	—	26	1,587	104
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. In 2022, these predominantly related to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.9 billion and $6.7 billion, during the quarters ended March 31, 2023 and 2022, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. During the quarters ended March 31, 2023 and 2022, we received cash flows of $50 million and $136 million, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2023	2022
Quarter ended March 31,
Prepayment rate (1)	18.6%	11.1
Discount rate	9.7	7.0
Cost to service ($ per loan)	$193	112
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the quarters ended March 31, 2023 and 2022, we transferred securities of $3.2 billion and $6.4 billion, respectively, to resecuritization VIEs, and retained securities of $198 million and $738 million, respectively. These amounts are not included in Table 13.1. Related total VIE assets were $111.6 billion and $112.0 billion at March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, we held $1.3 billion and $793 million of securities, respectively.

110	Wells Fargo & Company

Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we sold or securitized in which we have ongoing involvement as servicer. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans in GSE or GNMA securitizations of $693.2 billion and $704.5 billion at March 31, 2023, and December 31, 2022, respectively. Delinquent loans and foreclosed assets related to loans in GSE and GNMA securitizations were $3.6 billion and $4.6 billion at March 31, 2023, and December 31, 2022, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	2023	2022
Commercial	$66,844	67,029	1,140	912	14	4
Residential	9,003	9,201	457	501	5	3
Total off-balance sheet sold or securitized loans	$75,847	76,230	1,597	1,413	19	7
(1)Includes $290 million and $274 million of commercial foreclosed assets and $29 million and $25 million of residential foreclosed assets at March 31, 2023, and December 31, 2022, respectively.
Transactions with Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS Table 13.4 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note. Nonconforming mortgage loan securitizations also include commercial mortgage loan securitizations sponsored by third parties where we did not originate or transfer the loans but serve as master servicer and invest in securities that could be potentially significant to the VIE.
Conforming loan securitization and resecuritization transactions involving the GSEs and GNMA are excluded from Table 13.4 because we are not the sponsor or we do not have power over the activities most significant to the VIEs. Additionally, due to the nature of the guarantees provided by the GSEs and the FHA and VA, our credit risk associated with these VIEs is limited. For additional information about conforming mortgage loan securitizations and resecuritizations, see the “Loan Sales and Securitization Activity” and “Resecuritization Activities” sections within this Note.

COMMERCIAL REAL ESTATE LOANS We may transfer purchased industrial development bonds and GSE credit enhancements to VIEs in exchange for beneficial interests. We may also acquire such beneficial interests in transactions where we do not act as a transferor. We own all of the beneficial interests and may also service the underlying mortgages that serve as collateral to the bonds. The GSEs have the power to direct the servicing and workout activities of the VIE in the event of a default, therefore we do not have control over the key decisions of the VIEs.

OTHER VIE STRUCTURES  We engage in various forms of structured finance arrangements with other VIEs, including asset-backed finance structures and other securitizations collateralized by asset classes other than mortgages. Collateral may include rental properties, asset-backed securities, student loans and mortgage loans. We may participate in structuring or marketing the arrangements as well as provide financing, service one or more of the underlying assets, or enter into derivatives with the VIEs. We may also receive fees for those services. We are not the primary beneficiary of these structures because we do not have power to direct the most significant activities of the VIEs.

Table 13.4 provides a summary of our exposure to the unconsolidated VIEs described above, which includes investments in securities, loans, guarantees, liquidity agreements, commitments and certain derivatives. We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary or administrative in nature or insignificant in size.
In Table 13.4, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated VIEs. “Maximum exposure to loss” is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees.
Debt, guarantees and other commitments include amounts related to lending arrangements, liquidity agreements, and certain loss sharing obligations associated with loans originated, sold, and serviced under certain GSE programs.
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

Wells Fargo & Company	111

Note 13: Securitizations and Variable Interest Entities (continued)
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
March 31, 2023
Nonconforming mortgage loan securitizations	$153,867	—	2,471	—	604	(10)	3,065
Commercial real estate loans	5,616	5,600	—	—	16	—	5,616
Other	2,147	273	—	43	22	—	338
Total	$161,630	5,873	2,471	43	642	(10)	9,019
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,471	—	604	10	3,085
Commercial real estate loans		5,600	—	—	16	704	6,320
Other		273	—	43	22	229	567
Total		$5,873	2,471	43	642	943	9,972
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2022
Nonconforming mortgage loan securitizations	$154,464	—	2,420	—	617	(13)	3,024
Commercial real estate loans	5,627	5,611	—	—	16	—	5,627
Other	2,174	292	1	43	21	—	357
Total	$162,265	5,903	2,421	43	654	(13)	9,008
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,420	—	617	13	3,050
Commercial real estate loans		5,611	—	—	16	705	6,332
Other		292	1	43	21	228	585
Total		$5,903	2,421	43	654	946	9,967
(1)Includes $205 million and $172 million of securities classified as trading at March 31, 2023, and December 31, 2022, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal tax credits and other tax benefits. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets, therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $18.6 billion and $18.7 billion at March 31, 2023, and December 31, 2022, respectively. We also had loans to tax credit VIEs with a carrying value of $1.9 billion and $2.0 billion at March 31, 2023, and December 31, 2022, respectively.
Our maximum exposure to loss for tax credit VIEs at March 31, 2023, and December 31, 2022, was $28.7 billion and $28.0 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $8.2 billion and $7.3 billion at March 31, 2023, and December 31, 2022, respectively. See Note 14 (Guarantees and Other Commitments) for additional information about commitments to purchase equity securities.
Our affordable housing equity investments qualify for the low-income housing tax credit (LIHTC). For additional information on our LIHTC investments, see Note 16 (Securitizations and Variable Interest Entities) in our 2022 Form 10-K.

Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES We may securitize dealer floor plan loans in a revolving master trust entity. As servicer and residual interest holder, we control the key decisions of the trust and consolidate the entity. The total VIE assets held by the master trust represent a majority of the total VIE assets presented for this category in Table 13.5. In a separate transaction structure, we may provide the majority of debt and equity financing to an SPE that engages in lending and leasing to specific vendors and service the underlying collateral.

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

112	Wells Fargo & Company

Table 13.5 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recorded on our consolidated balance sheet. “Total VIE assets” includes affiliate balances that are eliminated upon consolidation, and therefore in some instances will differ from the carrying value of assets.
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 13.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Liabilities (2)
March 31, 2023
Commercial and industrial loans and leases	$7,231	5,309	—	195	(138)
Other	72	—	71	1	(72)
Total consolidated VIEs	$7,303	5,309	71	196	(210)
December 31, 2022
Commercial and industrial loans and leases	$7,148	4,802	—	190	(129)
Other	72	—	71	1	(72)
Total consolidated VIEs	$7,220	4,802	71	191	(201)
(1)All other assets includes cash and due from banks, and other assets.
(2)Liabilities include short-term borrowings, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $404 million and $401 million at March 31, 2023, and December 31, 2022, respectively.

Wells Fargo & Company	113

Note 14: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. For additional descriptions of our guarantees, see Note 17 (Guarantees and Other Commitments) in our 2022 Form 10-K. Table 14.1 shows carrying value and maximum exposure to loss on our guarantees.

Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2023
Standby letters of credit (1)	$101	14,938	3,865	3,281	19	22,103	7,365
Direct pay letters of credit (1)	10	1,384	3,035	329	5	4,753	1,241
Loans and LHFS sold with recourse (2)	19	319	1,947	2,754	8,815	13,835	11,320
Exchange and clearing house guarantees	—	5,022	—	—	—	5,022	—
Other guarantees and indemnifications (3)	—	513	—	9	254	776	486
Total guarantees	$130	22,176	8,847	6,373	9,093	46,489	20,412
December 31, 2022
Standby letters of credit (1)	$112	14,014	4,694	3,058	53	21,819	7,071
Direct pay letters of credit (1)	13	1,593	2,734	465	5	4,797	1,283
Loans and LHFS sold with recourse (2)	16	322	1,078	3,408	8,906	13,714	11,399
Exchange and clearing house guarantees	—	4,623	—	—	—	4,623	—
Other guarantees and indemnifications (3)	—	548	1	10	201	760	515
Total guarantees	$141	21,100	8,507	6,941	9,165	45,713	20,268
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Represents recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $210 million and $157 million with related collateral of $1.5 billion and $1.3 billion as of March 31, 2023, and December 31, 2022, respectively.
Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite what we believe is a remote possibility, where the value of our interests and any associated collateral declines to zero. Maximum exposure to loss estimates in
Table 14.1 do not reflect economic hedges or collateral we could use to offset or recover losses we may incur under our guarantee agreements. Accordingly, these amounts are not an indication of expected loss. We believe the carrying value is more representative of our current exposure to loss than maximum exposure to loss. The carrying value represents the fair value of the guarantee, if any, and also includes an ACL for guarantees, if applicable. In determining the ACL for guarantees, we consider the credit risk of the related contingent obligation.
For our guarantees in Table 14.1, non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee, which is determined based on an external rating or an internal credit grade that is below investment grade.

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $150 million and $15 million at March 31, 2023, and December 31, 2022, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At March 31, 2023, the maximum exposure to loss was $32.1 billion, with $29.8 billion expiring in three years or less compared with $23.4 billion and $21.3 billion, respectively, at December 31, 2022. See Note 11 (Derivatives) for additional information regarding written derivative contracts.

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of March 31, 2023, our potential maximum exposure was approximately $757.6 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $891 million and $948 million at March 31, 2023, and December 31, 2022, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of March 31, 2023, and December 31,

114	Wells Fargo & Company

2022, we had commitments to purchase debt securities of $249 million and $100 million and commitments to purchase equity securities of $4.7 billion and $3.8 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.
We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $17.6 billion and $19.9 billion as of March 31, 2023, and December 31, 2022, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $2.5 billion and $1.6 billion as of March 31, 2023, and December 31, 2022, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	115

Note 15: Pledged Assets and Collateral
Pledged Assets
Table 15.1 provides the carrying amount of on-balance sheet pledged assets as well as the fair value of other pledged collateral not recognized on our consolidated balance sheet, which we have received from third parties, have the right to repledge and have repledged. These amounts include assets pledged in transactions accounted for as secured borrowings, which are presented parenthetically on our consolidated balance sheet.

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
We also have loans recorded on our consolidated balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 13 (Securitizations and Variable Interest Entities) for additional information on consolidated VIE assets.
Table 15.1: Pledged Assets

(in millions)	Mar 31, 2023	Dec 31, 2022
Related to trading activities:
Off-balance sheet repledged third-party owned debt and equity securities	$53,127	38,191
Trading debt securities and other	50,259	28,284
Equity securities	1,625	1,477
Total pledged assets related to trading activities	105,011	67,952
Related to non-trading activities:
Loans	355,979	344,000
Debt securities:
Available-for-sale	48,135	50,538
Held-to-maturity	15,626	17,477
Equity securities	169	141
Total pledged assets related to non-trading activities	419,909	412,156
Related to VIEs:
Consolidated VIE assets	5,576	5,064
Loans eligible for repurchase from GNMA securitizations	942	749
Total pledged assets related to VIEs	6,518	5,813
Total pledged assets	$531,438	485,921
Securities and Other Collateralized Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and, to a lesser extent, through other bank entities. Our securities financing activities primarily involve high-quality, liquid securities such as U.S. Treasury securities and government agency securities and, to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes. We also enter into resale agreements involving collateral other than securities, such as loans, as part of our commercial lending business activities.

OFFSETTING OF SECURITIES AND OTHER COLLATERALIZED FINANCING ACTIVITIES Table 15.2 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Where legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. Collateralized financings, and those with a single counterparty, are presented net on our consolidated balance sheet, provided certain criteria are met that permit balance sheet netting. The majority of transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on our consolidated balance sheet against the related liability. Collateral we received

116	Wells Fargo & Company

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
In addition to the amounts included in Table 15.2, we also have balance sheet netting related to derivatives that is disclosed in Note 11 (Derivatives).
Table 15.2: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Mar 31, 2023	Dec 31, 2022
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$117,461	114,729
Gross amounts offset in consolidated balance sheet (1)	(28,024)	(24,464)
Net amounts in consolidated balance sheet (2)	89,437	90,265
Collateral not recognized in consolidated balance sheet (3)	(89,052)	(89,592)
Net amount (4)	$385	673
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$90,248	55,054
Gross amounts offset in consolidated balance sheet (1)	(28,024)	(24,464)
Net amounts in consolidated balance sheet (5)	62,224	30,590
Collateral pledged but not netted in consolidated balance sheet (6)	(62,124)	(30,383)
Net amount (4)	$100	207
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in our consolidated balance sheet.
(2)Includes $67.2 billion and $68.0 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at March 31, 2023, and December 31, 2022, respectively. Also includes $22.2 billion and $22.3 billion classified on our consolidated balance sheet in loans at March 31, 2023, and December 31, 2022, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At March 31, 2023, and December 31, 2022, we have received total collateral with a fair value of $141.1 billion and $136.6 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $76.3 billion and $59.1 billion at March 31, 2023, and December 31, 2022, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At March 31, 2023, and December 31, 2022, we have pledged total collateral with a fair value of $92.6 billion and $56.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral primarily consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 15.3 provides the gross amounts recognized on our consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.

Wells Fargo & Company	117

Note 15:  Pledged Assets and Collateral (continued)
Table 15.3: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2023	Dec 31, 2022
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$37,217	27,857
Securities of U.S. States and political subdivisions	73	83
Federal agency mortgage-backed securities	35,613	8,386
Non-agency mortgage-backed securities	670	682
Corporate debt securities	6,068	6,541
Asset-backed securities	1,949	1,529
Equity securities	416	711
Other	648	300
Total repurchases	82,654	46,089
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	301	278
Federal agency mortgage-backed securities	81	58
Corporate debt securities	293	206
Equity securities (1)	6,871	8,356
Other	48	67
Total securities lending	7,594	8,965
Total repurchases and securities lending	$90,248	55,054
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 15.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 15.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
March 31, 2023
Repurchase agreements	$72,070	1,215	2,609	6,760	82,654
Securities lending arrangements	7,494	—	—	100	7,594
Total repurchases and securities lending (1)	$79,564	1,215	2,609	6,860	90,248
December 31, 2022
Repurchase agreements	$36,251	734	2,884	6,220	46,089
Securities lending arrangements	8,965	—	—	—	8,965
Total repurchases and securities lending (1)	$45,216	734	2,884	6,220	55,054
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

118	Wells Fargo & Company

Note 16: Operating Segments
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer and relevant senior management. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards as well as home, auto, personal, and small business lending.

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions as well as sales, trading, and research capabilities.

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
Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments as well as our investment portfolio and affiliated venture capital and private equity businesses. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses.

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

Wells Fargo & Company	119

Note 16: Operating Segments (continued)
Table 16.1 presents our results by operating segment.
Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2023
Net interest income (3)	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	9,364	3,307	4,902	3,681	21	(546)	20,729
Provision for credit losses	867	(43)	252	11	120	—	1,207
Noninterest expense	6,038	1,752	2,217	3,061	608	—	13,676
Income (loss) before income tax expense (benefit)	2,459	1,598	2,433	609	(707)	(546)	5,846
Income tax expense (benefit)	618	399	615	152	(272)	(546)	966
Net income (loss) before noncontrolling interests	1,841	1,199	1,818	457	(435)	—	4,880
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(114)	—	(111)
Net income (loss)	$1,841	1,196	1,818	457	(321)	—	4,991
Quarter ended March 31, 2022
Net interest income (3)	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income	2,567	966	1,480	2,958	942	(406)	8,507
Total revenue	8,563	2,327	3,470	3,757	124	(513)	17,728
Provision for credit losses	(190)	(344)	(196)	(37)	(20)	—	(787)
Noninterest expense	6,395	1,531	1,983	3,175	767	—	13,851
Income (loss) before income tax expense (benefit)	2,358	1,140	1,683	619	(623)	(513)	4,664
Income tax expense (benefit)	588	280	425	154	(188)	(513)	746
Net income (loss) before noncontrolling interests	1,770	860	1,258	465	(435)	—	3,918
Less: Net income from noncontrolling interests	—	3	—	—	127	—	130
Net income (loss)	$1,770	857	1,258	465	(562)	—	3,788
Quarter ended March 31, 2023
Loans (average)	$338,308	222,826	294,742	83,621	9,154	—	948,651
Assets (average)	381,757	246,101	548,808	90,923	596,087	—	1,863,676
Deposits (average)	841,265	170,467	157,551	126,604	60,807	—	1,356,694

Loans (period-end)	337,511	226,599	291,817	82,817	9,247	—	947,991
Assets (period-end)	381,487	252,914	542,168	89,590	620,241	—	1,886,400
Deposits (period-end)	851,304	169,827	158,564	117,252	65,682	—	1,362,629
Quarter ended March 31, 2022
Loans (average)	$325,055	194,395	284,498	84,765	9,292	—	898,005
Assets (average)	374,869	214,937	551,404	90,841	687,346	—	1,919,397
Deposits (average)	881,339	200,699	169,181	185,814	27,039	—	1,464,072

Loans (period-end)	328,558	198,833	290,627	84,688	9,101	—	911,807
Assets (period-end)	379,115	221,886	564,976	90,820	682,912	—	1,939,709
Deposits (period-end)	909,896	195,549	168,467	183,727	23,715	—	1,481,354
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
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
(3)Net interest income is interest earned on assets minus the interest paid on liabilities to fund those assets. Segment interest earned includes actual interest income on segment assets as well as a funding credit for their deposits. Segment interest paid on liabilities includes actual interest expense on segment liabilities as well as a funding charge for their assets.

120	Wells Fargo & Company

Note 17: Revenue and Expenses
Revenue
Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see
Note 16 (Operating Segments). For a description of our revenue from contracts with customers, see Note 20 (Revenue and Expenses) in our 2022 Form 10-K.
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2023
Net interest income (2)	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income:
Deposit-related fees	672	236	236	5	(1)	—	1,148
Lending-related fees (2)	31	129	194	2	—	—	356
Investment advisory and other asset-based fees (3)	—	18	35	2,061	—	—	2,114
Commissions and brokerage services fees	—	—	78	541	—	—	619
Investment banking fees	—	20	314	—	(8)	—	326
Card fees:
Card interchange and network revenue (4)	863	56	17	1	1	—	938
Other card fees (2)	95	—	—	—	—	—	95
Total card fees	958	56	17	1	1	—	1,033
Mortgage banking (2)	160	—	75	(3)	—	—	232
Net gains (losses) from trading activities (2)	—	(1)	1,257	23	63	—	1,342
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net losses from equity securities (2)	—	(12)	(1)	(2)	(342)	—	(357)
Lease income (2)	—	169	42	—	136	—	347
Other (2)	110	203	194	9	156	(439)	233
Total noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	$9,364	3,307	4,902	3,681	21	(546)	20,729
Quarter ended March 31, 2022
Net interest income (2)	$5,996	1,361	1,990	799	(818)	(107)	9,221
Noninterest income:
Deposit-related fees	845	328	293	7	—	—	1,473
Lending-related fees (2)	34	121	185	2	—	—	342
Investment advisory and other asset-based fees (3)	—	2	12	2,476	8	—	2,498
Commissions and brokerage services fees	—	—	83	454	—	—	537
Investment banking fees	(1)	15	462	—	(29)	—	447
Card fees:
Card interchange and network revenue (4)	834	53	14	1	—	—	902
Other card fees (2)	127	—	—	—	—	—	127
Total card fees	961	53	14	1	—	—	1,029
Mortgage banking (2)	654	—	42	(3)	—	—	693
Net gains (losses) from trading activities (2)	—	—	228	1	(11)	—	218
Net gains from debt securities (2)	—	—	—	—	2	—	2
Net gains (losses) from equity securities (2)	(9)	86	(5)	—	504	—	576
Lease income (2)	—	179	2	—	146	—	327
Other (2)(5)	83	182	164	20	322	(406)	365
Total noninterest income	2,567	966	1,480	2,958	942	(406)	8,507
Total revenue	$8,563	2,327	3,470	3,757	124	(513)	17,728
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
(2)These revenue types are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.
(3)We earned trailing commissions of $227 million and $271 million for the quarters ended March 31, 2023 and 2022, respectively.
(4)The cost of credit card rewards and rebates of $592 million and $482 million for the quarters ended March 31, 2023 and 2022, respectively, are presented net against the related revenue.
(5)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Expenses
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $271 million in first quarter 2023, compared with $225 million in the same period a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
On April 18, 2023, the FDIC announced it would recover by special assessment losses to the FDIC deposit insurance fund as a result of recent bank failures. We are not able to reasonably estimate the amount of any special assessment until additional information about the assessment is released by the FDIC. However, we expect our FDIC deposit assessment expense will increase.

Wells Fargo & Company	121

Note 18: Employee Benefits
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 21 (Employee Benefits and Other Expenses) in our 2022 Form 10-K.

Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2023			2022
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$6	—	—	5	—	—
Interest cost	101	5	4	67	2	2
Expected return on plan assets	(126)	—	(6)	(139)	—	(5)
Amortization of net actuarial loss (gain)	35	1	(6)	33	3	(5)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Settlement loss	—	—	—	47	1	—
Net periodic benefit cost	$16	6	(11)	13	6	(11)

122	Wells Fargo & Company

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 19.1: Earnings Per Common Share Calculations

		Quarter ended March 31,
(in millions, except per share amounts)		2023	2022
Wells Fargo net income (1)		$4,991	3,788
Less: Preferred stock dividends and other		278	279
Wells Fargo net income applicable to common stock (numerator) (1)		$4,713	3,509
Earnings per common share
Average common shares outstanding (denominator)		3,785.6	3,831.1
Per share		$1.24	0.92
Diluted earnings per common share
Average common shares outstanding		3,785.6	3,831.1
Add:	Restricted share rights (2)	33.1	37.8
Diluted average common shares outstanding (denominator)		3,818.7	3,868.9
Per share		$1.23	0.91
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Calculated using the treasury stock method.
Table 19.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 19.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2023	2022
Convertible Preferred Stock, Series L (1)	25.3	25.3
Restricted share rights (2)	0.4	0.1
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2023	2022
Per common share	$0.30	0.25

Wells Fargo & Company	123

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 20.1: Summary of Other Comprehensive Income

	Three months ended March 31,
	2023			2022
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$358	(87)	271	(6,888)	1,697	(5,191)
Reclassification of net (gains) losses to net income	121	(30)	91	58	(15)	43
Net change	479	(117)	362	(6,830)	1,682	(5,148)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	6	(2)	4	64	(16)	48
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	384	(95)	289	(51)	13	(38)
Reclassification of net (gains) losses to net income	113	(28)	85	14	(4)	10
Net change	503	(125)	378	27	(7)	20
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	19	(5)	14
Reclassification of amounts to noninterest expense (2)	27	(6)	21	76	(18)	58
Net change	27	(6)	21	95	(23)	72
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period (3)	4	(1)	3	12	(3)	9
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	4	(1)	3	12	(3)	9
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	26	(1)	25	(5)	—	(5)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	26	(1)	25	(5)	—	(5)
Other comprehensive income (loss)	$1,039	(250)	789	(6,701)	1,649	(5,052)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(1)			1
Wells Fargo other comprehensive income (loss), net of tax			$790			(5,053)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 18 (Employee Benefits) for additional information).
(3)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

124	Wells Fargo & Company

Table 20.2 provides the accumulated OCI (AOCI) balance activity on an after-tax basis.

Table 20.2: Accumulated OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended March 31, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment (3)	—	—	—	—	20	—	20
Balance, beginning of period (3)	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains arising during the period	271	4	289	—	3	25	592
Amounts reclassified from accumulated other comprehensive income	91	—	85	21	—	—	197
Net change	362	4	374	21	3	25	789
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, end of period (3)(4)	$(9,473)	(73)	(809)	(1,880)	17	(354)	(12,572)
Quarter ended March 31, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Transition adjustment (3)	—	—	—	—	(44)	—	(44)
Balance, beginning of period (3)	665	(143)	(27)	(2,055)	(44)	(142)	(1,746)
Net unrealized gains (losses) arising during the period	(5,191)	48	(38)	14	9	(5)	(5,163)
Amounts reclassified from accumulated other comprehensive income	43	—	10	58	—	—	111
Net change	(5,148)	48	(28)	72	9	(5)	(5,052)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period (3)(4)	$(4,483)	(95)	(55)	(1,983)	(35)	(148)	(6,799)
(1)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(2)Substantially all of the amounts for cash flow hedges are interest rate contracts.
(3)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(4)AOCI related to debt securities includes after-tax unrealized gains or losses associated with the transfer of securities from AFS to HTM of $3.9 billion and $942 million at March 31, 2023 and 2022, respectively. These amounts are subsequently amortized from AOCI into earnings over the same period as the related unamortized premiums and discounts.

Wells Fargo & Company	125

Note 21: Regulatory Capital Requirements and Other Restrictions
Regulatory Capital Requirements
The Company and each of its subsidiary banks are subject to regulatory capital adequacy requirements promulgated by federal banking regulators. The FRB establishes capital requirements for the consolidated financial holding company, and the Office of the Comptroller of the Currency (OCC) has similar requirements for the Company’s national banks, including Wells Fargo Bank, N.A. (the Bank).
Table 21.1 presents regulatory capital information for the Company and the Bank in accordance with Basel III capital requirements. We must calculate our risk-based capital ratios under both the Standardized and Advanced Approaches. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component.
At March 31, 2023, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	March 31, 2023		December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023		December 31, 2022	March 31, 2023	December 31, 2022
Regulatory capital:
Common Equity Tier 1	$134,454		133,527	134,454	133,527	141,504		140,644	141,504	140,644
Tier 1	153,485		152,567	153,485	152,567	141,504		140,644	141,504	140,644
Total	187,626		186,747	177,963	177,258	165,030		163,885	155,163	154,292
Assets:
Risk-weighted assets	1,243,787		1,259,889	1,117,860	1,112,307	1,156,017		1,177,300	984,898	977,713
Adjusted average assets	1,835,448		1,846,954	1,835,448	1,846,954	1,661,558		1,685,401	1,661,558	1,685,401
Regulatory capital ratios:
Common Equity Tier 1 capital	10.81%	*	10.60	12.03	12.00	12.24	*	11.95	14.37	14.39
Tier 1 capital	12.34	*	12.11	13.73	13.72	12.24	*	11.95	14.37	14.39
Total capital	15.09	*	14.82	15.92	15.94	14.28	*	13.92	15.75	15.78
Required minimum capital ratios:
Common Equity Tier 1 capital	9.20		9.20	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.70		10.70	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.70		12.70	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	March 31, 2023			December 31, 2022		March 31, 2023			December 31, 2022
Regulatory leverage:
Total leverage exposure (1)	$2,206,375			2,224,789		2,023,955			2,058,568
Supplementary leverage ratio (SLR) (1)	6.96%			6.86		6.99			6.83
Tier 1 leverage ratio (2)	8.36			8.26		8.52			8.34
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2023.
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
At March 31, 2023, the Common Equity Tier 1 (CET1), Tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, Tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.20% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.
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

126	Wells Fargo & Company

Loan and Dividend Restrictions
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Additionally, federal laws and regulations limit the dividends that a national bank may pay.
Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (Parent), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (IHC), the Bank, Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code.
For additional information on loan and dividend restrictions, see Note 25 (Regulatory Capital Requirements and Other Restrictions) in our 2022 Form 10-K.
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2023	Dec 31, 2022
Reserve balance for non-U.S. central banks	$243	238
Segregated for benefit of brokerage customers under federal and other brokerage regulations	548	898

Wells Fargo & Company	127

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

128	Wells Fargo & Company

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

Information in response to this item can be found in Note 10 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.
Item 1A.    Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2023.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
January	22,215,680	$44.47	228,174,154
February	47,552,452	47.47	180,621,702
March	16,617,428	46.36	164,004,274
Total	86,385,560
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors (Board) and publicly announced by the Company on January 15, 2021. Unless modified or revoked by the Board, this authorization does not expire.

Wells Fargo & Company	129

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2018.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

130	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2023    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	131