Form 10-Q
period 2023-06-30
WELLS FARGO & COMPANY/MN
filed 2023-08-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 21, 2023
Common stock, $1-2/3 par value	1,823,028,137

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data (1)
	Quarter ended			Jun 30, 2023 % Change from		Six months ended
($ in millions, except per share amounts)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	% Change
Selected Income Statement Data
Total revenue	$20,533	20,729	17,040	(1)%	20	$41,262	34,768	19%
Noninterest expense	12,987	13,676	12,862	(5)	1	26,663	26,713	—
Pre-tax pre-provision profit (PTPP) (2)	7,546	7,053	4,178	7	81	14,599	8,055	81
Provision for credit losses (3)	1,713	1,207	580	42	195	2,920	(207)	NM
Wells Fargo net income	4,938	4,991	3,142	(1)	57	9,929	6,930	43
Wells Fargo net income applicable to common stock	4,659	4,713	2,863	(1)	63	9,372	6,372	47
Common Share Data
Diluted earnings per common share	1.25	1.23	0.75	2	67	2.48	1.66	49
Dividends declared per common share	0.30	0.30	0.25	—	20	0.60	0.50	20
Common shares outstanding	3,667.7	3,763.2	3,793.0	(3)	(3)
Average common shares outstanding	3,699.9	3,785.6	3,793.8	(2)	(2)	3,742.6	3,812.3	(2)
Diluted average common shares outstanding	3,724.9	3,818.7	3,819.6	(2)	(2)	3,772.4	3,845.0	(2)
Book value per common share (4)	$43.87	43.02	41.72	2	5
Tangible book value per common share (4)(5)	36.53	35.87	34.66	2	5
Selected Equity Data (period-end)
Total equity	181,952	183,220	179,798	(1)	1
Common stockholders’ equity	160,916	161,893	158,260	(1)	2
Tangible common equity (5)	133,990	134,992	131,464	(1)	2
Performance Ratios
Return on average assets (ROA) (6)	1.05%	1.09	0.66			1.07%	0.73
Return on average equity (ROE) (7)	11.4	11.7	7.2			11.6	7.9
Return on average tangible common equity (ROTCE) (5)	13.7	14.0	8.7			13.9	9.5
Efficiency ratio (8)	63	66	75			65	77
Net interest margin on a taxable-equivalent basis	3.09	3.20	2.39			3.14	2.27
Selected Balance Sheet Data (average)
Loans	$945,906	948,651	926,567	—	2	$947,271	912,365	4
Assets	1,878,253	1,863,676	1,902,571	1	(1)	1,871,005	1,910,938	(2)
Deposits	1,347,449	1,356,694	1,445,793	(1)	(7)	1,352,046	1,454,882	(7)
Selected Balance Sheet Data (period-end)
Debt securities	503,468	511,597	516,772	(2)	(3)
Loans	947,960	947,991	943,734	—	—
Allowance for credit losses for loans	14,786	13,705	12,884	8	15
Equity securities	67,471	60,610	61,774	11	9
Assets	1,876,320	1,886,400	1,881,141	(1)	—
Deposits	1,344,584	1,362,629	1,425,153	(1)	(6)

Headcount (#) (period-end)	233,834	235,591	243,674	(1)	(4)
Capital and Other Metrics
Risk-based capital ratios and components (9):
Standardized Approach:
Common equity Tier 1 (CET1)	10.73%	10.81	10.38
Tier 1 capital	12.25	12.34	11.89
Total capital	15.00	15.09	14.65
Risk-weighted assets (RWAs) (in billions)	$1,250.7	1,243.8	1,253.6	1	—
Advanced Approach:
Common equity Tier 1 (CET1)	12.00%	12.03	11.60
Tier 1 capital	13.70	13.73	13.30
Total capital	15.82	15.92	15.58
Risk-weighted assets (RWAs) (in billions)	$1,118.4	1,117.9	1,121.6	—	—
Tier 1 leverage ratio	8.28%	8.36	7.96
Supplementary Leverage Ratio (SLR)	6.91	6.96	6.63
Total Loss Absorbing Capacity (TLAC) Ratio (10)	23.12	23.34	22.72
Liquidity Coverage Ratio (LCR) (11)	123	122	121
NM – Not meaningful
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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 47 on Fortune’s 2023 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2023.
Wells Fargo’s top priority remains building a risk and control infrastructure appropriate for its size and complexity. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we are likely to continue to experience issues or delays along the way in satisfying their requirements. We are also likely to continue to identify more issues as we implement our risk and control infrastructure, which may result in additional regulatory actions. Issues or delays with one regulatory action could affect our progress on others, and regulators have indicated the potential for escalating consequences for banks that do not timely resolve open issues. Failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, business restrictions, limitations on subsidiary capital distributions, increased capital or liquidity requirements, enforcement actions, and other negative consequences, which could be significant. While we still have significant work to do and have not yet satisfied certain aspects of these regulatory actions, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

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
Recent Developments
Federal Deposit Insurance Corporation Special Assessment
In May 2023, the Federal Deposit Insurance Corporation (FDIC) proposed a rule to recover by special assessment losses to the FDIC deposit insurance fund as a result of recent bank failures. Under the proposed rule, the FDIC would collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. As currently proposed, the amount of our special assessment may be up to $1.8 billion (pre-tax), and we expect to expense the entire amount upon the FDIC’s finalization of the rule. The proposed rule may be changed prior to finalization and any changes may affect the timing or amount of the special assessment.

LIBOR Transition
The London Interbank Offered Rate (LIBOR) was a widely referenced benchmark rate that sought to estimate the cost at which banks could borrow on an unsecured basis from other banks. On March 5, 2021, the United Kingdom’s Financial Conduct Authority and ICE Benchmark Administration, the administrator of LIBOR, announced that certain settings of LIBOR would no longer be published on a representative basis after December 31, 2021, and the most commonly used U.S. dollar (USD) LIBOR settings would no longer be published on a representative basis after June 30, 2023.
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
We no longer offer new contracts referencing LIBOR and legacy contracts indexed to USD LIBOR have transitioned to SOFR-based or other alternative reference rates in accordance with existing fallback provisions or the LIBOR Act.
For additional information regarding the risks and potential impact of LIBOR or any other referenced financial metric being significantly changed, replaced or discontinued, see the “Risk Factors” section in our 2022 Form 10-K.

Capital Matters
In June 2023, the Company completed the annual Comprehensive Capital Analysis and Review (CCAR) stress test process. On July 27, 2023, the FRB confirmed that our stress capital buffer for the period October 1, 2023, through September 30, 2024, will be 2.90%, which is lower than our current stress capital buffer of 3.20%.
On July 25, 2023, the Board approved an increase to the Company's third quarter 2023 common stock dividend to $0.35 per share and the Company announced that the Board authorized a new common stock repurchase program of up to $30 billion.
On July 27, 2023, federal banking regulators issued a proposed rule that would impact the way in which risk-based capital requirements are determined for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. The new requirements would be phased in over a three-year period beginning July 1, 2025. The Company expects a significant

4	Wells Fargo & Company

increase in its risk-weighted assets and a net increase in its capital requirements based on a preliminary assessment of the proposed rule. The Company is considering a range of potential actions to address the impact of the proposed rule, including balance sheet and capital optimization strategies.
In July 2023, we issued $1.725 billion of our Preferred Stock, Series EE.
For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

Financial Performance
Adoption of Accounting Standards Update 2018-12
In first quarter 2023, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-12 –
Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.
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

Consolidated Financial Highlights
	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected income statement data
Net interest income	$13,163	10,198	2,965	29%	$26,499	19,419	7,080	36%
Noninterest income	7,370	6,842	528	8	14,763	15,349	(586)	(4)
Total revenue	20,533	17,040	3,493	20	41,262	34,768	6,494	19
Net charge-offs	764	345	419	121	1,328	650	678	104
Change in the allowance for credit losses	949	235	714	304	1,592	(857)	2,449	286
Provision for credit losses (1)	1,713	580	1,133	195	2,920	(207)	3,127	NM
Noninterest expense	12,987	12,862	125	1	26,663	26,713	(50)	—
Income tax expense	930	622	308	50	1,896	1,368	528	39
Wells Fargo net income	4,938	3,142	1,796	57	9,929	6,930	2,999	43
Wells Fargo net income applicable to common stock	4,659	2,863	1,796	63	9,372	6,372	3,000	47
NM – Not meaningful
(1)Includes provision for credit losses for loans, debt securities, and interest-earning deposits with banks.
In second quarter 2023, we generated $4.9 billion of net income and diluted earnings per common share (EPS) of $1.25, compared with $3.1 billion of net income and diluted EPS of $0.75 in the same period a year ago. Financial performance for second quarter 2023, compared with the same period a year ago, included the following:
•total revenue increased due to higher net interest income and higher noninterest income;
•provision for credit losses reflected increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances;
•noninterest expense increased due to higher personnel, technology and equipment, and advertising expense, partially offset by lower operating losses;
•average loans increased driven by loan growth across both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in all operating segments, partially offset by growth in Corporate.

In the first half of 2023, we generated $9.9 billion of net income and diluted EPS of $2.48, compared with $6.9 billion of net income and diluted EPS of $1.66 in the same period a year ago. Financial performance for the first half of 2023, compared with the same period a year ago, included the following:
•total revenue increased due to higher net interest income, partially offset by lower noninterest income;
•provision for credit losses reflected increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances;
•noninterest expense decreased due to lower operating losses, partially offset by higher personnel, technology and equipment, and advertising expense;
•average loans increased driven by loan growth across both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in all operating segments, partially offset by growth in Corporate.

Capital and Liquidity
We maintained a strong capital position in the first half of 2023, with total equity of $182.0 billion at June 30, 2023, compared with $182.2 billion at December 31, 2022. In addition, capital and liquidity at June 30, 2023, included the following:
•our Common Equity Tier 1 (CET1) ratio was 10.73% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.20%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.12%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 123%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Wells Fargo & Company	5

Overview (continued)

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.8 billion at June 30, 2023, increased $1.2 billion from December 31, 2022.
•Our provision for credit losses for loans was $3.0 billion in the first half of 2023, compared with $(197) million in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances.
•The allowance coverage for total loans was 1.56% at June 30, 2023, compared with 1.42% at December 31, 2022.
•Commercial portfolio net loan charge-offs were $200 million, or 15 basis points of average commercial loans, in second quarter 2023, compared with net loan charge-offs of $23 million, or 2 basis points, in the same period a year ago, driven by higher losses across all commercial portfolios.
•Consumer portfolio net loan charge-offs were $564 million, or 58 basis points of average consumer loans, in second quarter 2023, compared with net loan charge-offs of $321 million, or 33 basis points, in the same period a year ago, driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.
•Nonperforming assets (NPAs) of $7.0 billion at June 30, 2023, increased $1.3 billion, or 22%, from December 31, 2022, driven by higher commercial real estate nonaccrual loans, predominantly within the office property type, partially offset by lower residential mortgage nonaccrual loans. NPAs represented 0.74% of total loans at June 30, 2023.
•Criticized loans in the commercial portfolio were $29.0 billion at June 30, 2023, compared with $25.0 billion at December 31, 2022, primarily driven by an increase in criticized commercial real estate loans in the office property type.

Earnings Performance
Wells Fargo net income for second quarter 2023 was $4.9 billion ($1.25 diluted EPS), compared with $3.1 billion ($0.75 diluted EPS) in the same period a year ago. Net income increased in second quarter 2023, compared with the same period a year ago, predominantly due to a $3.0 billion increase in net interest income, partially offset by a $1.1 billion increase in provision for credit losses.
Net income for the first half of 2023 was $9.9 billion ($2.48 diluted EPS), compared with $6.9 billion ($1.66 diluted EPS) in the same period a year ago. Net income increased in the first half of 2023, compared with the same period a year ago, predominantly due to a $7.1 billion increase in net interest income, partially offset by a $3.1 billion increase in provision for credit losses and a $586 million decrease in noninterest income.

Net Interest Income
Net interest income and net interest margin increased in both the second quarter and first half of 2023, compared with the same periods a year ago, due to the impact of higher interest rates on earning assets and higher loan balances, partially offset by higher expenses for interest bearing deposits and long-term debt.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended June 30, 2023 and 2022.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2022 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2023			2022
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$129,236	1,450	4.50%	$146,271	321	0.88%
Federal funds sold and securities purchased under resale agreements	69,505	820	4.73	60,450	72	0.47
Debt securities:
Trading debt securities	102,605	898	3.50	89,258	557	2.50
Available-for-sale debt securities	149,320	1,388	3.72	147,138	701	1.91
Held-to-maturity debt securities	279,093	1,829	2.62	298,101	1,536	2.06
Total debt securities	531,018	4,115	3.10	534,497	2,794	2.09
Loans held for sale (2)	6,031	94	6.22	14,828	126	3.41
Loans:
Commercial and industrial – U.S.	307,858	5,156	6.72	288,831	2,179	3.02
Commercial and industrial – Non-U.S.	75,503	1,249	6.64	81,784	521	2.56
Commercial real estate mortgage	130,222	2,076	6.39	131,128	980	3.00
Commercial real estate construction	24,438	468	7.68	21,328	191	3.59
Lease financing	15,010	178	4.76	14,445	153	4.24
Total commercial loans	553,031	9,127	6.62	537,516	4,024	3.00
Residential mortgage – first lien	253,797	2,109	3.32	248,879	1,943	3.12
Residential mortgage – junior lien	12,331	210	6.83	14,998	168	4.48
Credit card	46,762	1,511	12.96	39,614	1,100	11.13
Auto	51,880	603	4.67	56,262	586	4.18
Other consumer	28,105	582	8.29	29,298	311	4.26
Total consumer loans	392,875	5,015	5.11	389,051	4,108	4.23
Total loans (2)	945,906	14,142	5.99	926,567	8,132	3.52
Equity securities	27,891	194	2.79	30,770	193	2.51
Other	10,118	120	4.76	16,085	26	0.65
Total interest-earning assets	$1,719,705	20,935	4.88%	$1,729,468	11,664	2.70%
Cash and due from banks	27,344	—		26,018	—
Goodwill	25,175	—		25,179	—
Other	106,029	—		121,906	—
Total noninterest-earning assets	$158,548	—		173,103	—
Total assets	$1,878,253	20,935		1,902,571	11,664
Liabilities
Deposits:
Demand deposits	$415,886	1,667	1.61%	$439,983	90	0.08%
Savings deposits	386,831	734	0.76	440,478	32	0.03
Time deposits	115,025	1,260	4.40	25,381	26	0.41
Deposits in non-U.S. offices	19,144	144	3.02	18,684	10	0.22
Total interest-bearing deposits	936,886	3,805	1.63	924,526	158	0.07
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	66,568	811	4.89	22,593	33	0.58
Other short-term borrowings	16,491	150	3.65	12,998	(2)	(0.07)
Total short-term borrowings	83,059	961	4.64	35,591	31	0.34
Long-term debt	170,843	2,693	6.31	151,230	1,011	2.67
Other liabilities	34,496	208	2.41	35,583	158	1.78
Total interest-bearing liabilities	$1,225,284	7,667	2.51%	$1,146,930	1,358	0.47%
Noninterest-bearing demand deposits	410,563	—		521,267	—
Other noninterest-bearing liabilities	57,963	—		53,448	—
Total noninterest-bearing liabilities	$468,526	—		574,715	—
Total liabilities	$1,693,810	7,667		1,721,645	1,358
Total equity	184,443	—		180,926	—
Total liabilities and equity	$1,878,253	7,667		1,902,571	1,358

Interest rate spread on a taxable-equivalent basis (3)			2.37%			2.23%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$13,268	3.09%		$10,306	2.39%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Six months ended June 30,
			2023			2022
(in millions)	Average balance	Interest income/ expense	Interest rates	Average balance	Interest income/ expense	Interest rates
Assets
Interest-earning deposits with banks	$122,087	2,617	4.32%	$162,570	417	0.52%
Federal funds sold and securities purchased under resale agreements	69,071	1,516	4.43	62,636	63	0.20
Debt securities:
Trading debt securities	99,522	1,699	3.42	89,964	1,110	2.47
Available-for-sale debt securities	147,616	2,670	3.63	158,032	1,424	1.81
Held-to-maturity debt securities	279,522	3,609	2.59	288,725	2,915	2.02
Total debt securities	526,660	7,978	3.04	536,721	5,449	2.03
Loans held for sale (2)	6,320	191	6.05	17,158	266	3.10
Loans:
Commercial and industrial – U.S.	307,519	9,928	6.51	282,485	3,879	2.77
Commercial and industrial – Non-U.S.	75,800	2,383	6.34	79,782	924	2.34
Commercial real estate mortgage	130,532	4,025	6.22	129,306	1,813	2.83
Commercial real estate construction	24,333	906	7.51	20,797	356	3.46
Lease financing	14,922	350	4.69	14,516	308	4.24
Total commercial loans	553,106	17,592	6.41	526,886	7,280	2.78
Residential mortgage – first lien	254,404	4,197	3.30	245,898	3,850	3.13
Residential mortgage – junior lien	12,647	420	6.68	15,505	333	4.32
Credit card	46,304	2,951	12.85	38,893	2,165	11.22
Auto	52,470	1,200	4.61	56,480	1,170	4.18
Other consumer	28,340	1,127	8.02	28,703	567	3.98
Total consumer loans	394,165	9,895	5.04	385,479	8,085	4.21
Total loans (2)	947,271	27,487	5.84	912,365	15,365	3.39
Equity securities	28,269	364	2.59	32,019	363	2.27
Other	10,578	245	4.67	13,804	29	0.43
Total interest-earning assets	$1,710,256	40,398	4.75%	$1,737,273	21,952	2.54%
Cash and due from banks	27,743	—		25,500	—
Goodwill	25,174	—		25,180	—
Other	107,832	—		122,985	—
Total noninterest-earning assets	$160,749	—		173,665	—
Total assets	$1,871,005	40,398		1,910,938	21,952
Liabilities
Deposits:
Demand deposits	$418,347	3,046	1.47%	$447,624	128	0.06%
Savings deposits	394,515	1,281	0.66	440,579	56	0.03
Time deposits	97,045	1,985	4.12	26,608	45	0.34
Deposits in non-U.S. offices	18,695	254	2.74	20,062	12	0.12
Total interest-bearing deposits	928,602	6,566	1.43	934,873	241	0.05
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	52,977	1,227	4.67	21,518	30	0.28
Other short-term borrowings	17,868	304	3.43	12,664	(13)	(0.21)
Total short-term borrowings	70,845	1,531	4.36	34,182	17	0.10
Long-term debt	171,700	5,204	6.07	152,509	1,772	2.32
Other liabilities	33,964	386	2.29	33,350	288	1.74
Total interest-bearing liabilities	$1,205,111	13,687	2.28%	$1,154,914	2,318	0.40%
Noninterest-bearing demand deposits	423,444	—		520,009	—
Other noninterest-bearing liabilities	58,079	—		52,508	—
Total noninterest-bearing liabilities	$481,523	—		572,517	—
Total liabilities	$1,686,634	13,687		1,727,431	2,318
Total equity	184,371	—		183,507	—
Total liabilities and equity	$1,871,005	13,687		1,910,938	2,318

Interest rate spread on a taxable-equivalent basis (3)			2.47%			2.14%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$26,711	3.14%		$19,634	2.27%
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
(3)Includes taxable-equivalent adjustments of $105 million and $108 million for the quarters ended June 30, 2023 and 2022, respectively, and $212 million and $215 million for the first half of 2023 and 2022, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Deposit-related fees	$1,165	1,376	(211)	(15)%	$2,313	2,849	(536)	(19)%
Lending-related fees	352	353	(1)	—	708	695	13	2
Investment advisory and other asset-based fees	2,163	2,346	(183)	(8)	4,277	4,844	(567)	(12)
Commissions and brokerage services fees	570	542	28	5	1,189	1,079	110	10
Investment banking fees	376	286	90	31	702	733	(31)	(4)
Card fees	1,098	1,112	(14)	(1)	2,131	2,141	(10)	—
Net servicing income	100	125	(25)	(20)	212	279	(67)	(24)
Net gains on mortgage loan originations/sales	102	162	(60)	(37)	222	701	(479)	(68)
Mortgage banking	202	287	(85)	(30)	434	980	(546)	(56)
Net gains from trading activities	1,122	446	676	152	2,464	664	1,800	271
Net gains from debt securities	4	143	(139)	(97)	4	145	(141)	(97)
Net losses from equity securities	(94)	(615)	521	85	(451)	(39)	(412)	NM
Lease income	307	333	(26)	(8)	654	660	(6)	(1)
Other	105	233	(128)	(55)	338	598	(260)	(43)
Total	$7,370	6,842	528	8	$14,763	15,349	(586)	(4)
NM – Not meaningful
Second quarter 2023 vs. second quarter 2022

Deposit-related fees decreased reflecting:
•our efforts to help customers avoid overdraft fees; and
•lower fees on commercial accounts driven by higher earnings credit rates due to an increase in interest rates.

Investment advisory and other asset-based fees decreased reflecting lower average market valuations.

Fees from the majority of Wealth and Investment Management (WIM) advisory assets are based on a percentage of the market value of the assets at the beginning of the quarter. For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Investment banking fees increased due to a $107 million write-down on unfunded leveraged finance commitments in second quarter 2022.

Net servicing income decreased driven by:
•lower servicing fees due to a lower balance of mortgage loans serviced for others, including the impact of mortgage servicing right (MSR) sales;
partially offset by:
•higher income from net favorable hedge results related to MSR valuations.

Net gains on mortgage loan originations/sales decreased
due to lower residential mortgage origination volumes.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities increased driven by higher trading revenue in equities, structured products, credit products, rates, and foreign exchange.
Net gains from debt securities decreased due to lower gains on sales of asset-based securities and municipal bonds in our investment portfolio as a result of decreased sales volumes.

Net losses from equity securities decreased reflecting:
•lower impairment of equity securities; and
•higher unrealized gains on marketable equity securities;
partially offset by:
•lower unrealized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses.

Other income decreased driven by:
•higher amortization due to growth in renewable energy investments (offset by benefits and credits in income tax expense); and
•higher valuation losses related to the retained litigation risk associated with shares of Visa B common stock that we previously sold.

First half of 2023 vs. first half of 2022

Deposit-related fees decreased reflecting:
•the elimination of non-sufficient funds fees and our efforts to help customers avoid overdraft fees; and
•lower fees on commercial accounts driven by higher earnings credit rates due to an increase in interest rates.

Investment advisory and other asset-based fees decreased reflecting lower average market valuations.

Fees from the majority of WIM advisory assets are based on a percentage of the market value of the assets at the beginning of the quarter. For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Commissions and brokerage services fees increased due to higher service fee rates.

Wells Fargo & Company	9

Earnings Performance (continued)
Net servicing income decreased driven by:
•lower servicing fees due to a lower balance of mortgage loans serviced for others, including the impact of MSR sales;
partially offset by:
•higher income from net favorable hedge results related to MSR valuations.

Net gains on mortgage loan originations/sales decreased
driven by:
•lower residential mortgage origination volumes; and
•lower gains related to the resecuritization of loans we purchased from Government National Mortgage Association (GNMA) loan securitization pools.

For additional information on servicing income and net gains on mortgage loan originations/sales, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Net gains from trading activities increased driven by higher trading results across all asset classes.
Net gains from debt securities decreased due to lower gains on sales of asset-based securities and municipal bonds in our investment portfolio as a result of decreased sales volumes.

Net losses from equity securities increased reflecting:
•lower unrealized and realized gains on nonmarketable equity securities driven by our affiliated venture capital and private equity businesses;
partially offset by:
•lower impairment of equity securities; and
•higher unrealized gains on marketable equity securities.

Other income decreased driven by the change in fair value of liabilities associated with our reinsurance business, which was recognized as a result of our adoption of ASU 2018-12 in first quarter 2023. For additional information on our adoption of ASU 2018-12, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Personnel	$8,606	8,442	164	2%	$18,021	17,713	308	2%
Technology, telecommunications and equipment	947	799	148	19	1,869	1,675	194	12
Occupancy	707	705	2	—	1,420	1,427	(7)	—
Operating losses	232	576	(344)	(60)	499	1,249	(750)	(60)
Professional and outside services	1,304	1,310	(6)	—	2,533	2,596	(63)	(2)
Leases (1)	180	185	(5)	(3)	357	373	(16)	(4)
Advertising and promotion	184	102	82	80	338	201	137	68
Restructuring charges	—	—	—	—	—	5	(5)	(100)
Other	827	743	84	11	1,626	1,474	152	10
Total	$12,987	12,862	125	1	$26,663	26,713	(50)	—
(1)Represents expenses for assets we lease to customers.
Second quarter 2023 vs. second quarter 2022

Personnel expense increased driven by:
•higher salaries expense, including higher severance expense;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software and higher expense for technology contracts.

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

First half of 2023 vs. first half of 2022

Personnel expense increased driven by:
•higher salaries expense, including higher severance expense;
partially offset by:
•lower incentive compensation expense; and
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software and higher expense for technology contracts.

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

Other expense increased due to higher FDIC deposit assessment expense driven by a higher assessment rate.
We expect our FDIC deposit assessment expense will increase significantly as a result of the FDIC's proposed rule to charge a special assessment.

Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income before income tax expense	$5,833	3,598	2,235	62%	$11,679	8,262	3,417	41%
Income tax expense	930	622	308	50	1,896	1,368	528	39
Effective income tax rate (1)	15.8%	16.5			16.0%	16.5
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

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2023
Net interest income	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	9,455	3,369	4,631	3,648	30	(600)	20,533
Provision for credit losses	874	26	933	24	(144)	—	1,713
Noninterest expense	6,027	1,630	2,087	2,974	269	—	12,987
Income (loss) before income tax expense (benefit)	2,554	1,713	1,611	650	(95)	(600)	5,833
Income tax expense (benefit)	640	429	401	163	(103)	(600)	930
Net income before noncontrolling interests	1,914	1,284	1,210	487	8	—	4,903
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(38)	—	(35)
Net income	$1,914	1,281	1,210	487	46	—	4,938
Quarter ended June 30, 2022
Net interest income	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income	2,135	912	1,516	2,789	(102)	(408)	6,842
Total revenue	8,507	2,492	3,573	3,705	(721)	(516)	17,040
Provision for credit losses	613	21	(62)	(7)	15	—	580
Noninterest expense	6,036	1,478	1,840	2,911	597	—	12,862
Income (loss) before income tax expense (benefit)	1,858	993	1,795	801	(1,333)	(516)	3,598
Income tax expense (benefit)	465	249	459	198	(233)	(516)	622
Net income (loss) before noncontrolling interests	1,393	744	1,336	603	(1,100)	—	2,976
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(169)	—	(166)
Net income (loss)	$1,393	741	1,336	603	(931)	—	3,142
Six months ended June 30, 2023
Net interest income	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	18,819	6,676	9,533	7,329	51	(1,146)	41,262
Provision for credit losses	1,741	(17)	1,185	35	(24)	—	2,920
Noninterest expense	12,065	3,382	4,304	6,035	877	—	26,663
Income (loss) before income tax expense (benefit)	5,013	3,311	4,044	1,259	(802)	(1,146)	11,679
Income tax expense (benefit)	1,258	828	1,016	315	(375)	(1,146)	1,896
Net income (loss) before noncontrolling interests	3,755	2,483	3,028	944	(427)	—	9,783
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(152)	—	(146)
Net income (loss)	$3,755	2,477	3,028	944	(275)	—	9,929
Six months ended June 30, 2022
Net interest income	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income	4,702	1,878	2,996	5,747	840	(814)	15,349
Total revenue	17,070	4,819	7,043	7,462	(597)	(1,029)	34,768
Provision for credit losses	423	(323)	(258)	(44)	(5)	—	(207)
Noninterest expense	12,431	3,009	3,823	6,086	1,364	—	26,713
Income (loss) before income tax expense (benefit)	4,216	2,133	3,478	1,420	(1,956)	(1,029)	8,262
Income tax expense (benefit)	1,053	529	884	352	(421)	(1,029)	1,368
Net income (loss) before noncontrolling interests	3,163	1,604	2,594	1,068	(1,535)	—	6,894
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(42)	—	(36)
Net income (loss)	$3,163	1,598	2,594	1,068	(1,493)	—	6,930
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
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$7,490	6,372	1,118	18%	$14,923	12,368	2,555	21%
Noninterest income:
Deposit-related fees	666	779	(113)	(15)	1,338	1,624	(286)	(18)
Card fees	1,022	1,038	(16)	(2)	1,980	1,999	(19)	(1)
Mortgage banking	132	211	(79)	(37)	292	865	(573)	(66)
Other	145	107	38	36	286	214	72	34
Total noninterest income	1,965	2,135	(170)	(8)	3,896	4,702	(806)	(17)
Total revenue	9,455	8,507	948	11	18,819	17,070	1,749	10
Net charge-offs	621	358	263	73	1,210	733	477	65
Change in the allowance for credit losses	253	255	(2)	(1)	531	(310)	841	271
Provision for credit losses	874	613	261	43	1,741	423	1,318	312
Noninterest expense	6,027	6,036	(9)	—	12,065	12,431	(366)	(3)
Income before income tax expense	2,554	1,858	696	37	5,013	4,216	797	19
Income tax expense	640	465	175	38	1,258	1,053	205	19
Net income	$1,914	1,393	521	37	$3,755	3,163	592	19
Revenue by Line of Business
Consumer and Small Business Banking	$6,576	5,510	1,066	19	$13,062	10,581	2,481	23
Consumer Lending:
Home Lending	847	972	(125)	(13)	1,710	2,462	(752)	(31)
Credit Card	1,321	1,304	17	1	2,626	2,569	57	2
Auto	378	436	(58)	(13)	770	880	(110)	(13)
Personal Lending	333	285	48	17	651	578	73	13
Total revenue	$9,455	8,507	948	11	$18,819	17,070	1,749	10

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	16.9%	11.1			16.7%	12.7
Efficiency ratio (2)	64	71			64	73
Retail bank branches (#)	4,455	4,660		(4)	4,455	4,660		(4)
Digital active customers (# in millions) (3)	34.2	33.4		2	34.2	33.4		2
Mobile active customers (# in millions) (3)	29.1	28.0		4	29.1	28.0		4

Consumer and Small Business Banking:
Deposit spread (4)	2.6%	1.7			2.6%	1.7
Debit card purchase volume ($ in billions) (5)	$124.9	125.2	(0.3)	—	$242.2	240.2	2.0	1
Debit card purchase transactions (# in millions) (5)	2,535	2,517		1	4,904	4,855		1
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$62	77	(15)	(19)%	$146	193	(47)	(24)%
Net gains on mortgage loan originations/sales	70	134	(64)	(48)	146	672	(526)	(78)
Total mortgage banking	$132	211	(79)	(37)	$292	865	(573)	(66)

Originations ($ in billions):
Retail	$7.7	19.6	(11.9)	(61)	$13.3	43.7	(30.4)	(70)
Correspondent	0.1	14.5	(14.4)	(99)	1.1	28.3	(27.2)	(96)
Total originations	$7.8	34.1	(26.3)	(77)	$14.4	72.0	(57.6)	(80)

% of originations held for sale (HFS)	45.3%	46.1			46.0%	48.9
Third-party mortgage loans serviced (period-end) ($ in billions) (6)	$609.1	696.9	(87.8)	(13)	$609.1	696.9	(87.8)	(13)
Mortgage servicing rights (MSR) carrying value (period-end)	8,251	9,163	(912)	(10)	8,251	9,163	(912)	(10)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.35%	1.31			1.35%	1.31
Home lending loans 30+ days delinquency rate (7)(8)	0.25	0.28			0.25	0.28

Credit Card:
Point of sale (POS) volume ($ in billions)	$34.0	30.1	3.9	13	$64.1	56.1	8.0	14
New accounts (# in thousands)	611	524		17	1,178	1,008		17
Credit card loans 30+ days delinquency rate	2.39%	1.54			2.39%	1.54
Credit card loans 90+ days delinquency rate	1.17	0.74			1.17	0.74

Auto:
Auto originations ($ in billions)	$4.8	5.4	(0.6)	(11)	$9.8	12.7	(2.9)	(23)
Auto loans 30+ days delinquency rate (8)	2.55%	1.95			2.55%	1.95

Personal Lending:
New volume ($ in billions)	$3.3	3.3	—	—	$6.2	5.9	0.3	5
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
(8)Excludes nonaccrual loans.
Second quarter 2023 vs. second quarter 2022
Revenue increased driven by:
•higher net interest income driven by higher interest rates and deposit spreads, partially offset by lower deposit balances;
partially offset by:
•lower deposit-related fees reflecting our efforts to help customers avoid overdraft fees; and
•lower mortgage banking noninterest income due to lower residential mortgage origination volumes.

Provision for credit losses increased due to higher net charge-offs driven by credit card loans.

Noninterest expense was stable, reflecting:
•lower personnel expense driven by lower revenue-related incentive compensation in Home Lending due to lower production, and the impact of efficiency initiatives; and
•lower operating losses reflecting lower expense for customer remediation and litigation matters;

partially offset by:
•higher operating costs, advertising expense, and FDIC assessments.

First half of 2023 vs. first half of 2022
Revenue increased driven by:
•higher net interest income driven by higher interest rates and deposit spreads, partially offset by lower deposit balances;
partially offset by:
•lower mortgage banking noninterest income due to lower residential mortgage origination volumes and lower revenue related to the resecuritization of loans we purchased from GNMA loan securitization pools; and
•lower deposit-related fees reflecting the elimination of non-sufficient funds fees and our efforts to help customers avoid overdraft fees.

Provision for credit losses included a $841 million increase in the allowance for credit losses reflecting a less favorable economic

Wells Fargo & Company	15

Earnings Performance (continued)
outlook and portfolio credit normalization, as well as higher net charge-offs driven by credit card loans.
Noninterest expense decreased driven by:
•lower operating losses reflecting lower expense for customer remediation and litigation matters; and
•lower personnel expense driven by lower revenue-related incentive compensation in Home Lending due to lower production, and the impact of efficiency initiatives;
partially offset by:
•higher operating costs, advertising expense, and FDIC assessments.
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer and Small Business Banking	$9,215	10,453	(1,238)	(12)%	$9,289	10,529	(1,240)	(12)%
Consumer Lending:
Home Lending	220,641	218,371	2,270	1	221,596	216,055	5,541	3
Credit Card	39,225	32,825	6,400	19	38,710	32,168	6,542	20
Auto	52,476	56,813	(4,337)	(8)	53,073	57,044	(3,971)	(7)
Personal Lending	14,794	12,397	2,397	19	14,657	12,177	2,480	20
Total loans	$336,351	330,859	5,492	2	$337,325	327,973	9,352	3
Total deposits	823,339	898,650	(75,311)	(8)	832,252	890,042	(57,790)	(6)
Allocated capital	44,000	48,000	(4,000)	(8)	44,000	48,000	(4,000)	(8)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer and Small Business Banking	$9,299	10,400	(1,101)	(11)	$9,299	10,400	(1,101)	(11)
Consumer Lending:
Home Lending	219,595	222,088	(2,493)	(1)	219,595	222,088	(2,493)	(1)
Credit Card	40,053	34,075	5,978	18	40,053	34,075	5,978	18
Auto	52,175	56,224	(4,049)	(7)	52,175	56,224	(4,049)	(7)
Personal Lending	15,095	12,945	2,150	17	15,095	12,945	2,150	17
Total loans	$336,217	335,732	485	—	$336,217	335,732	485	—
Total deposits	820,495	892,373	(71,878)	(8)	820,495	892,373	(71,878)	(8)
Second quarter 2023 vs. second quarter 2022
Total loans (average and period-end) increased driven by:
•higher point of sale volume and the impact of new product launches in our Credit Card business; and
•higher loan balances in our Personal Lending business due to higher origination volumes and slower payment rates;
partially offset by:
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions and rising interest rates; and
•a decline in Paycheck Protection Program loans in Consumer and Small Business Banking.

Total deposits (average and period-end) decreased due to consumer deposit outflows on consumer spending, as well as customer migration to higher yielding alternatives.
First half of 2023 vs. first half of 2022
Total loans (average) increased driven by:
•higher point of sale volume and the impact of new product launches in our Credit Card business;
•higher loan balances in Home Lending; and
•higher loan balances in our Personal Lending business due to higher origination volumes and slower payment rates;
partially offset by:
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions and rising interest rates; and
•a decline in Paycheck Protection Program loans in Consumer and Small Business Banking.

Total deposits (average) decreased due to consumer deposit outflows on consumer spending, as well as customer migration to higher yielding alternatives.

16	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,501	1,580	921	58%	$4,990	2,941	2,049	70%
Noninterest income:
Deposit-related fees	248	310	(62)	(20)	484	638	(154)	(24)
Lending-related fees	131	122	9	7	260	243	17	7
Lease income	167	179	(12)	(7)	336	358	(22)	(6)
Other	322	301	21	7	606	639	(33)	(5)
Total noninterest income	868	912	(44)	(5)	1,686	1,878	(192)	(10)
Total revenue	3,369	2,492	877	35	6,676	4,819	1,857	39
Net charge-offs	63	4	59	NM	24	(25)	49	196
Change in the allowance for credit losses	(37)	17	(54)	NM	(41)	(298)	257	86
Provision for credit losses	26	21	5	24	(17)	(323)	306	95
Noninterest expense	1,630	1,478	152	10	3,382	3,009	373	12
Income before income tax expense	1,713	993	720	73	3,311	2,133	1,178	55
Income tax expense	429	249	180	72	828	529	299	57
Less: Net income from noncontrolling interests	3	3	—	—	6	6	—	—
Net income	$1,281	741	540	73	$2,477	1,598	879	55

Revenue by Line of Business
Middle Market Banking	$2,199	1,459	740	51	$4,354	2,705	1,649	61
Asset-Based Lending and Leasing	1,170	1,033	137	13	2,322	2,114	208	10
Total revenue	$3,369	2,492	877	35	$6,676	4,819	1,857	39

Revenue by Product
Lending and leasing	$1,332	1,308	24	2	$2,656	2,563	93	4
Treasury management and payments	1,584	943	641	68	3,146	1,722	1,424	83
Other	453	241	212	88	874	534	340	64
Total revenue	$3,369	2,492	877	35	$6,676	4,819	1,857	39

Selected Metrics
Return on allocated capital	19.3%	14.3			18.7%	15.6
Efficiency ratio	48	59			51	62
NM – Not meaningful
Second quarter 2023 vs. second quarter 2022

Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads as well as higher loan balances;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers.

Provision for credit losses increased reflecting higher net charge-offs driven by a small number of borrowers, with little signs of systemic weakness across the portfolio, partially offset by a $54 million decrease in the allowance for credit losses.

Noninterest expense increased primarily due to higher personnel expense and operating costs, partially offset by the impact of efficiency initiatives.
First half of 2023 vs. first half of 2022
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and deposit spreads as well as higher loan balances;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers.

Provision for credit losses reflected loan growth.

Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$165,980	143,833	22,147	15%	$164,603	139,835	24,768	18%
Commercial real estate	45,855	44,790	1,065	2	45,858	44,921	937	2
Lease financing and other	13,989	13,396	593	4	13,872	13,472	400	3
Total loans	$225,824	202,019	23,805	12	$224,333	198,228	26,105	13
Loans by Line of Business:
Middle Market Banking	$122,204	113,033	9,171	8	$121,916	110,820	11,096	10
Asset-Based Lending and Leasing	103,620	88,986	14,634	16	102,417	87,408	15,009	17
Total loans	$225,824	202,019	23,805	12	$224,333	198,228	26,105	13
Total deposits	166,747	188,286	(21,539)	(11)	168,597	194,458	(25,861)	(13)
Allocated capital	25,500	19,500	6,000	31	25,500	19,500	6,000	31

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$168,492	146,656	21,836	15	$168,492	146,656	21,836	15
Commercial real estate	45,784	44,992	792	2	45,784	44,992	792	2
Lease financing and other	14,435	13,593	842	6	14,435	13,593	842	6
Total loans	$228,711	205,241	23,470	11	$228,711	205,241	23,470	11
Loans by Line of Business:
Middle Market Banking	$122,104	116,064	6,040	5	$122,104	116,064	6,040	5
Asset-Based Lending and Leasing	106,607	89,177	17,430	20	106,607	89,177	17,430	20
Total loans	$228,711	205,241	23,470	11	$228,711	205,241	23,470	11
Total deposits	164,764	183,145	(18,381)	(10)	164,764	183,145	(18,381)	(10)
Second quarter 2023 vs. second quarter 2022
Total loans (average and period-end) increased driven by new customer growth and higher line utilization.

Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives, partially offset by additions of deposits from new and existing customers.
First half of 2023 vs. first half of 2022
Total loans (average) increased driven by new customer growth and higher line utilization.
Total deposits (average) decreased due to customer migration to higher yielding alternatives, partially offset by additions of deposits from new and existing customers.

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
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,359	2,057	302	15%	$4,820	4,047	773	19%
Noninterest income:
Deposit-related fees	247	280	(33)	(12)	483	573	(90)	(16)
Lending-related fees	191	195	(4)	(2)	385	380	5	1
Investment banking fees	390	307	83	27	704	769	(65)	(8)
Net gains from trading activities	1,081	378	703	186	2,338	606	1,732	286
Other	363	356	7	2	803	668	135	20
Total noninterest income	2,272	1,516	756	50	4,713	2,996	1,717	57
Total revenue	4,631	3,573	1,058	30	9,533	7,043	2,490	35
Net charge-offs	83	(11)	94	855	100	(42)	142	338
Change in the allowance for credit losses	850	(51)	901	NM	1,085	(216)	1,301	602
Provision for credit losses	933	(62)	995	NM	1,185	(258)	1,443	559
Noninterest expense	2,087	1,840	247	13	4,304	3,823	481	13
Income before income tax expense	1,611	1,795	(184)	(10)	4,044	3,478	566	16
Income tax expense	401	459	(58)	(13)	1,016	884	132	15
Net income	$1,210	1,336	(126)	(9)	$3,028	2,594	434	17

Revenue by Line of Business
Banking:
Lending	$685	528	157	30	$1,377	1,049	328	31
Treasury Management and Payments	762	529	233	44	1,547	961	586	61
Investment Banking	311	222	89	40	591	553	38	7
Total Banking	1,758	1,279	479	37	3,515	2,563	952	37
Commercial Real Estate	1,333	1,060	273	26	2,644	2,055	589	29
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,133	934	199	21	2,418	1,811	607	34
Equities	397	253	144	57	834	520	314	60
Credit Adjustment (CVA/DVA) and Other	14	13	1	8	85	38	47	124
Total Markets	1,544	1,200	344	29	3,337	2,369	968	41
Other	(4)	34	(38)	NM	37	56	(19)	(34)
Total revenue	$4,631	3,573	1,058	30	$9,533	7,043	2,490	35

Selected Metrics
Return on allocated capital	10.2%	13.8			13.0%	13.5
Efficiency ratio	45	51			45	54
NM – Not meaningful
Second quarter 2023 vs. second quarter 2022

Revenue increased driven by:
•higher net gains from trading activities driven by higher trading revenue in equities, structured products, credit products, rates, and foreign exchange;
•higher net interest income reflecting higher interest rates; and
•higher investment banking fees, as second quarter 2022 included a $107 million write-down on unfunded leveraged finance commitments.

Provision for credit losses increased reflecting a $901 million increase in the allowance for credit losses driven by commercial real estate loans, primarily office loans, as well as higher net charge-offs.

Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	19

Earnings Performance (continued)
First half of 2023 vs. first half of 2022

Revenue increased driven by:
•higher net gains from trading activities driven by higher trading results across all asset classes; and
•higher net interest income reflecting higher interest rates;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for corporate banking customers; and
•lower investment banking fees due to lower market activity.
Provision for credit losses increased reflecting a $1.3 billion increase in the allowance for credit losses driven by commercial real estate loans, primarily office loans, as well as higher net charge-offs.
Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$190,529	200,527	(9,998)	(5)%	$192,141	195,865	(3,724)	(2)%
Commercial real estate	100,941	98,167	2,774	3	100,956	95,770	5,186	5
Total loans	$291,470	298,694	(7,224)	(2)	$293,097	291,635	1,462	1
Loans by Line of Business:
Banking	$95,413	109,123	(13,710)	(13)	$97,235	105,822	(8,587)	(8)
Commercial Real Estate	136,473	133,212	3,261	2	136,639	129,749	6,890	5
Markets	59,584	56,359	3,225	6	59,223	56,064	3,159	6
Total loans	$291,470	298,694	(7,224)	(2)	$293,097	291,635	1,462	1
Trading-related assets:
Trading account securities	$118,462	110,499	7,963	7	$115,561	113,079	2,482	2
Reverse repurchase agreements/securities borrowed	60,164	48,909	11,255	23	58,997	51,854	7,143	14
Derivative assets	17,522	30,845	(13,323)	(43)	17,724	28,557	(10,833)	(38)
Total trading-related assets	$196,148	190,253	5,895	3	$192,282	193,490	(1,208)	(1)
Total assets	550,091	564,306	(14,215)	(3)	549,453	557,891	(8,438)	(2)
Total deposits	160,251	164,860	(4,609)	(3)	158,908	167,009	(8,101)	(5)
Allocated capital	44,000	36,000	8,000	22	44,000	36,000	8,000	22

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$190,317	207,414	(17,097)	(8)	$190,317	207,414	(17,097)	(8)
Commercial real estate	101,028	100,872	156	—	101,028	100,872	156	—
Total loans	$291,345	308,286	(16,941)	(5)	$291,345	308,286	(16,941)	(5)
Loans by Line of Business:
Banking	$93,596	111,639	(18,043)	(16)	$93,596	111,639	(18,043)	(16)
Commercial Real Estate	136,257	137,083	(826)	(1)	136,257	137,083	(826)	(1)
Markets	61,492	59,564	1,928	3	61,492	59,564	1,928	3
Total loans	$291,345	308,286	(16,941)	(5)	$291,345	308,286	(16,941)	(5)
Trading-related assets:
Trading account securities	$130,008	109,634	20,374	19	$130,008	109,634	20,374	19
Reverse repurchase agreements/securities borrowed	59,020	42,696	16,324	38	59,020	42,696	16,324	38
Derivative assets	17,804	24,540	(6,736)	(27)	17,804	24,540	(6,736)	(27)
Total trading-related assets	$206,832	176,870	29,962	17	$206,832	176,870	29,962	17
Total assets	559,520	567,733	(8,213)	(1)	559,520	567,733	(8,213)	(1)
Total deposits	158,770	162,439	(3,669)	(2)	158,770	162,439	(3,669)	(2)
Second quarter 2023 vs. second quarter 2022

Total assets (average and period-end) decreased reflecting:
•lower loan balances driven by lower originations; and
•lower trading-related derivative assets due to declines in derivative balances for commodities and equities;
partially offset by:
•increased volume of reverse repurchase agreements; and
•higher trading account securities driven by higher mortgage-backed securities, equity, and bond trading balances.

Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives, partially offset by additions of deposits from new and existing customers.

20	Wells Fargo & Company

First half of 2023 vs. first half of 2022
Total assets (average) decreased driven by lower trading-related derivative assets due to declines in derivative balances for commodities and equities.

Total deposits (average) decreased due to customer migration to higher yielding alternatives, partially offset by additions of deposits from new and existing customers.

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
Table 6g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$1,009	916	93	10%	$2,053	1,715	338	20%
Noninterest income:
Investment advisory and other asset-based fees	2,110	2,306	(196)	(8)	4,171	4,782	(611)	(13)
Commissions and brokerage services fees	494	459	35	8	1,035	913	122	13
Other	35	24	11	46	70	52	18	35
Total noninterest income	2,639	2,789	(150)	(5)	5,276	5,747	(471)	(8)
Total revenue	3,648	3,705	(57)	(2)	7,329	7,462	(133)	(2)
Net charge-offs	(1)	—	(1)	(100)	(2)	(4)	2	50
Change in the allowance for credit losses	25	(7)	32	457	37	(40)	77	193
Provision for credit losses	24	(7)	31	443	35	(44)	79	180
Noninterest expense	2,974	2,911	63	2	6,035	6,086	(51)	(1)
Income before income tax expense	650	801	(151)	(19)	1,259	1,420	(161)	(11)
Income tax expense	163	198	(35)	(18)	315	352	(37)	(11)
Net income	$487	603	(116)	(19)	$944	1,068	(124)	(12)

Selected Metrics
Return on allocated capital	30.5%	27.1			29.7%	24.1
Efficiency ratio	82	79			82	82
Client assets ($ in billions, period-end):
Advisory assets	$850	800	50	6	$850	800	50	6
Other brokerage assets and deposits	1,148	1,035	113	11	1,148	1,035	113	11
Total client assets	$1,998	1,835	163	9	$1,998	1,835	163	9

Selected Balance Sheet Data (average)
Total loans	$83,045	85,912	(2,867)	(3)	$83,331	85,342	(2,011)	(2)
Total deposits	112,360	173,670	(61,310)	(35)	119,443	179,708	(60,265)	(34)
Allocated capital	6,250	8,750	(2,500)	(29)	6,250	8,750	(2,500)	(29)

Selected Balance Sheet Data (period-end)
Total loans	$82,456	85,342	(2,886)	(3)	$82,456	85,342	(2,886)	(3)
Total deposits	108,532	165,633	(57,101)	(34)	108,532	165,633	(57,101)	(34)
Second quarter 2023 vs. second quarter 2022

Revenue decreased driven by:
•lower investment advisory and other asset-based fees due to lower average market valuations and net outflows of advisory assets;
partially offset by:
•higher net interest income reflecting higher interest rates, partially offset by lower deposit balances.

Noninterest expense increased driven by:
•higher operating costs;
partially offset by:
•lower personnel expense driven by lower revenue-related incentive compensation; and
•the impact of efficiency initiatives.
Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives.

Wells Fargo & Company	21

Earnings Performance (continued)
First half of 2023 vs. first half of 2022
Revenue decreased driven by:
•lower investment advisory and other asset-based fees due to lower average market valuations and net outflows of advisory assets;
partially offset by:
•higher net interest income reflecting higher interest rates, partially offset by lower deposit balances; and
•higher commissions and brokerage services fees due to higher service fee rates.
Provision for credit losses included a $77 million increase in the allowance for credit losses reflecting a less favorable economic outlook and portfolio credit normalization.

Noninterest expense decreased driven by:
•lower personnel expense driven by lower revenue-related incentive compensation; and
•the impact of efficiency initiatives;
partially offset by:
•higher operating costs.
Total deposits (average) decreased due to customer migration to higher yielding alternatives.
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
For both second quarter 2023 and 2022, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2023
Client-directed (4)	$171.9	8.2	(9.1)	6.4	177.4	$165.2	16.4	(17.5)	13.3	177.4
Financial advisor-directed (5)	233.1	9.5	(10.1)	11.2	243.7	222.9	18.9	(19.3)	21.2	243.7
Separate accounts (6)	182.7	5.8	(6.8)	6.8	188.5	176.5	11.7	(12.9)	13.2	188.5
Mutual fund advisory (7)	80.6	1.8	(3.1)	2.6	81.9	78.6	3.8	(6.2)	5.7	81.9
Total Wells Fargo Advisors	$668.3	25.3	(29.1)	27.0	691.5	$643.2	50.8	(55.9)	53.4	691.5
The Private Bank (8)	156.8	6.1	(8.9)	4.0	158.0	153.6	13.4	(18.2)	9.2	158.0
Total WIM advisory assets	$825.1	31.4	(38.0)	31.0	849.5	$796.8	64.2	(74.1)	62.6	849.5
June 30, 2022
Client-directed (4)	$193.7	7.5	(10.0)	(24.2)	167.0	$205.6	16.3	(20.2)	(34.7)	167.0
Financial advisor-directed (5)	247.2	9.8	(11.3)	(27.1)	218.6	255.5	22.4	(21.2)	(38.1)	218.6
Separate accounts (6)	192.8	6.1	(7.2)	(20.1)	171.6	203.3	13.6	(14.2)	(31.1)	171.6
Mutual fund advisory (7)	95.1	2.1	(4.0)	(11.0)	82.2	102.1	5.3	(8.0)	(17.2)	82.2
Total Wells Fargo Advisors	$728.8	25.5	(32.5)	(82.4)	639.4	$766.5	57.6	(63.6)	(121.1)	639.4
The Private Bank (8)	183.6	7.1	(13.5)	(16.8)	160.4	198.0	14.5	(25.2)	(26.9)	160.4
Total WIM advisory assets	$912.4	32.6	(46.0)	(99.2)	799.8	$964.5	72.1	(88.8)	(148.0)	799.8
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
Table 6i: Corporate – Income Statement

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$(91)	(619)	528	85%	$(75)	(1,437)	1,362	95%
Noninterest income	121	(102)	223	219	126	840	(714)	(85)
Total revenue	30	(721)	751	104	51	(597)	648	109
Net charge-offs	(2)	(6)	4	67	(4)	(12)	8	67
Change in the allowance for credit losses	(142)	21	(163)	NM	(20)	7	(27)	NM
Provision for credit losses	(144)	15	(159)	NM	(24)	(5)	(19)	NM
Noninterest expense	269	597	(328)	(55)	877	1,364	(487)	(36)
Loss before income tax benefit	(95)	(1,333)	1,238	93	(802)	(1,956)	1,154	59
Income tax benefit	(103)	(233)	130	56	(375)	(421)	46	11
Less: Net loss from noncontrolling interests (1)	(38)	(169)	131	78	(152)	(42)	(110)	NM
Net income (loss)	$46	(931)	977	105	$(275)	(1,493)	1,218	82
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Second quarter 2023 vs. second quarter 2022

Revenue increased driven by:
•higher net interest income reflecting higher interest rates; and
•lower impairments of equity securities and higher unrealized gains on marketable equity securities, partially offset by lower unrealized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses;
partially offset by:
•lower gains on the sales of debt securities in our investment portfolio.

Provision for credit losses reflected a decrease in allowance for credit losses.

Noninterest expense decreased driven by lower operating losses.
First half of 2023 vs. first half of 2022

Revenue increased driven by:
•higher net interest income reflecting higher interest rates;
partially offset by:
•lower unrealized and realized gains on nonmarketable equity securities from our affiliated venture capital and private equity businesses, partially offset by lower impairment of equity securities and higher unrealized gains on marketable equity securities.

Noninterest expense decreased driven by:
•the impact of divestitures; and
•lower operating losses.

Wells Fargo & Company	23

Earnings Performance (continued)
Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.5 billion and $4.7 billion as of June 30, 2023, and December 31, 2022, respectively. The average age of our rail cars is 22 years and the rail cars are typically leased to customers under short-term leases of 3 to 5 years. Our four largest concentrations, which represented 67% of our rail car fleet as of June 30, 2023, were rail cars used for the transportation of cement/sand, agricultural grain, plastics, and coal products. We may incur impairment charges in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) and Note 8 (Leasing Activity) to Financial Statements in our 2022 Form 10-K.
Table 6j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
(in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$132,505	145,637	(13,132)	(9)%	$125,004	162,101	(37,097)	(23)%
Available-for-sale debt securities (1)	130,496	127,997	2,499	2	129,638	142,297	(12,659)	(9)
Held-to-maturity debt securities (1)	270,999	291,710	(20,711)	(7)	271,854	283,655	(11,801)	(4)
Equity securities	15,327	15,681	(354)	(2)	15,422	15,720	(298)	(2)
Total loans	9,216	9,083	133	1	9,185	9,187	(2)	—
Total assets	610,417	642,606	(32,189)	(5)	603,293	664,853	(61,560)	(9)
Total deposits	84,752	20,327	64,425	317	72,846	23,665	49,181	208

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$128,077	123,872	4,205	3	$128,077	123,872	4,205	3
Available-for-sale debt securities (1)	123,169	114,469	8,700	8	123,169	114,469	8,700	8
Held-to-maturity debt securities (1)	269,414	298,895	(29,481)	(10)	269,414	298,895	(29,481)	(10)
Equity securities	15,097	15,004	93	1	15,097	15,004	93	1
Total loans	9,231	9,133	98	1	9,231	9,133	98	1
Total assets	593,597	611,657	(18,060)	(3)	593,597	611,657	(18,060)	(3)
Total deposits	92,023	21,563	70,460	327	92,023	21,563	70,460	327
(1)In first quarter 2023, we reclassified HTM debt securities with a fair value of $23.2 billion to AFS debt securities in connection with the adoption of ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Second quarter 2023 vs. second quarter 2022
Total assets (average and period-end) decreased reflecting:
•a decrease in average cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury as a result of a decrease in deposits in the operating segments and an increase in loans originated in the operating segments; and
•sales of and net unrealized losses on AFS debt securities.

Total deposits (average and period-end) increased driven by issuances of certificates of deposit (CDs).
First half of 2023 vs. first half of 2022
Total assets (average) decreased reflecting:
•a decrease in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury as a result of a decrease in deposits in the operating segments and an increase in loans originated in the operating segments; and
•sales of and net unrealized losses on AFS debt securities.

Total deposits (average) increased driven by issuances of CDs.

24	Wells Fargo & Company

Balance Sheet Analysis
At June 30, 2023, our assets totaled $1.88 trillion, down $4.7 billion from December 31, 2022.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2023				December 31, 2022
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$142,283	(8,032)	134,251	4.9	$121,725	(8,131)	113,594	5.4
Held-to-maturity (3)	272,360	(38,524)	233,836	8.2	297,059	(41,538)	255,521	8.1
Total	$414,643	(46,556)	368,087	n/a	$418,784	(49,669)	369,115	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $7 million and $6 million related to available-for-sale debt securities and $76 million and $85 million related to held-to-maturity debt securities at June 30, 2023, and December 31, 2022, respectively.
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
The amortized cost, net of the allowance for credit losses, of AFS and HTM debt securities decreased from December 31, 2022. Purchases of AFS and HTM debt securities were more than offset by portfolio runoff and sales of AFS debt securities.
In addition, we transferred AFS debt securities with a fair value of $3.7 billion to HTM debt securities in the first half of 2023 due to actions taken to reposition the overall portfolio for capital management purposes. Debt securities transferred from AFS to HTM in the first half of 2023 had $320 million of pre-tax unrealized losses at the time of the transfers.
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
The total net unrealized losses on AFS and HTM debt securities decreased from December 31, 2022 due to changes in interest rates.
At June 30, 2023, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2022, predominantly due to a decrease in the commercial real estate loan portfolio as paydowns exceeded originations and advances. Consumer loans decreased from December 31, 2022, as increases in the credit card portfolio were more than offset by decreases in all other consumer loan portfolios, primarily the residential mortgage loan portfolio.
Table 8: Loan Portfolios

($ in millions)	Jun 30, 2023	Dec 31, 2022	$ Change	% Change
Commercial	$555,621	557,516	(1,895)	—%
Consumer	392,339	398,355	(6,016)	(2)
Total loans	$947,960	955,871	(7,911)	(1)
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
Deposits
Deposits decreased from December 31, 2022, reflecting:
•customer migration to higher yielding alternatives; and
•consumer deposit outflows on consumer spending;
partially offset by:
•higher time deposits driven by issuances of certificates of deposit (CDs).

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. In response to higher interest rates, our average deposit cost in second quarter 2023 increased to 1.13%, compared with 0.46% in fourth quarter 2022.
Table 9: Deposits

($ in millions)	Jun 30, 2023	% of total deposits	Dec 31, 2022	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$402,322	30%	$458,010	33%	$(55,688)	(12)%
Interest-bearing demand deposits	417,159	31	428,877	31	(11,718)	(3)
Savings deposits	376,538	28	410,139	30	(33,601)	(8)
Time deposits	126,387	9	66,197	5	60,190	91
Interest-bearing deposits in non-U.S. offices	22,178	2	20,762	1	1,416	7
Total deposits	$1,344,584	100%	$1,383,985	100%	$(39,401)	(3)

26	Wells Fargo & Company

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2023	Dec 31, 2022
Commercial and industrial	$386,011	386,806
Commercial real estate	154,276	155,802
Lease financing	15,334	14,908
Total commercial	555,621	557,516
Residential mortgage	265,085	269,117
Credit card	47,717	46,293
Auto	51,587	53,669
Other consumer	27,950	29,276
Total consumer	392,339	398,355
Total loans	$947,960	955,871
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Jun 30, 2023	Dec 31, 2022
Nonaccrual loans
Commercial loans	$3,429	1,823
Consumer loans	3,457	3,803
Total nonaccrual loans	$6,886	5,626
Nonaccrual loans as a % of total loans	0.73%	0.59

Allowance for credit losses (ACL) for loans	$14,786	13,609
ACL for loans as a % of total loans	1.56%	1.42

	Quarter ended June 30,
	2023	2022
Net loan charge-offs as a % of:
Average commercial loans	0.15%	0.02
Average consumer loans	0.58	0.33

	Six months ended June 30,
	2023	2022
Average commercial loans	0.10%	—
Average consumer loans	0.57	0.34
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

28	Wells Fargo & Company

We had $13.0 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at June 30, 2023, compared with $12.6 billion at December 31, 2022.
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
The portfolio was stable at June 30, 2023, compared with December 31, 2022. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$10	148,643	16%	$232,177	44	147,171	15%	$229,822
Technology, telecom and media	43	27,186	3	65,437	31	27,767	3	66,340
Real estate and construction	61	25,180	3	55,929	73	24,478	3	56,393
Retail	83	20,658	2	50,233	47	19,487	2	49,334
Equipment, machinery and parts manufacturing	187	26,032	3	48,614	83	23,675	2	47,507
Materials and commodities	185	16,073	2	40,820	86	16,610	2	39,667
Food and beverage manufacturing	3	16,161	2	33,081	17	17,393	2	33,951
Oil, gas and pipelines	32	10,456	1	32,157	55	9,991	1	31,077
Health care and pharmaceuticals	19	14,996	2	30,655	21	14,861	2	30,294
Auto related	8	13,888	1	28,264	10	13,168	1	27,451
Commercial services	57	11,206	1	26,355	50	11,418	1	26,693
Utilities	1	7,709	*	24,736	18	9,457	*	26,899
Diversified or miscellaneous	2	8,069	*	20,156	2	8,161	*	21,498
Entertainment and recreation	25	12,935	1	19,273	28	13,085	1	18,741
Transportation services	147	8,993	*	16,057	237	8,389	*	16,064
Insurance and fiduciaries	1	5,016	*	15,347	1	4,691	*	15,592
Government and education	27	6,168	*	12,320	25	6,482	*	12,590
Banks	—	11,080	1	11,984	—	14,403	2	16,537
Agribusiness	6	6,107	*	11,510	24	6,180	*	11,457
Other (2)	25	4,789	*	12,187	13	4,847	*	12,301
Total	$922	401,345	42%	$787,292	865	401,714	42%	$790,208
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. Effective first quarter 2023, unfunded credit commitments exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. Prior period balances have been revised to conform with the current period presentation. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $2.8 billion at June 30, 2023, and $3.4 billion at December 31, 2022, respectively.

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
Table 12a: Financials Except Banks Industry Category

	June 30, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$—	51,525	5%	$96,166	1	52,254	5%	$97,998
Commercial finance (3)	2	55,057	6	79,987	31	53,269	5	76,016
Consumer finance (4)	—	17,639	2	28,854	4	17,028	2	29,047
Real estate finance (5)	8	24,422	3	27,170	8	24,620	3	26,761
Total	$10	148,643	16%	$232,177	44	147,171	15%	$229,822
(1)Total commitments consist of loans outstanding plus unfunded credit commitments. Effective first quarter 2023, unfunded credit commitments exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. Prior period balances have been revised to conform with the current period presentation. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.7 billion and $7.8 billion at June 30, 2023, and December 31, 2022, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $75.8 billion and $79.7 billion at June 30, 2023, and December 31, 2022, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2023, and December 31, 2022, respectively, included:
•$43.5 billion and $45.7 billion in the financials except banks industry;
•$11.1 billion and $14.1 billion in the banks industry; and
•$1.5 billion and $1.2 billion in the oil, gas and pipelines industry.

30	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is comprised of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $1.5 billion from December 31, 2022, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Texas, and Florida, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 26% and office at 21% of the portfolio. Unfunded credit commitments were $8.7 billion and $8.8 billion at June 30, 2023, and December 31, 2022, respectively, for CRE mortgage loans and $16.6 billion and $20.7 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had
$14.9 billion of CRE mortgage loans classified as criticized at June 30, 2023, compared with $11.3 billion at December 31, 2022, and $1.1 billion of CRE construction loans classified as criticized at both June 30, 2023, and December 31, 2022. The increase in criticized CRE loans was primarily driven by the office property type. The credit quality of the office property type continued to be adversely affected as weakened demand for office space continued to drive higher vacancy rates and deteriorating operating performance. We continue to closely monitor this portfolio. At June 30, 2023, nearly one-third of the CRE loans in the office property type had recourse to a guarantor, typically through a repayment guarantee, in addition to the related collateral. Loans in California and New York represented approximately 40% of the office property type at June 30, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					June 30, 2023				December 31, 2022
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$740	28,465	1	4,300	741	32,765	3%	$37,556	34,285	39,594
New York	319	14,121	—	2,476	319	16,597	2	18,358	17,294	19,360
Texas	20	11,509	—	1,393	20	12,902	1	14,815	12,807	14,941
Florida	65	9,714	—	2,091	65	11,805	1	14,417	11,418	14,690
Georgia	90	4,862	—	932	90	5,794	*	7,288	5,428	6,651
Washington	349	4,218	—	1,520	349	5,738	*	6,753	5,603	6,868
North Carolina	4	4,302	—	1,179	4	5,481	*	6,700	5,227	6,650
Arizona	16	4,600	—	601	16	5,201	*	6,107	5,302	6,288
New Jersey	6	2,745	—	1,490	6	4,235	*	5,346	4,119	5,660
Massachusetts	4	2,763	41	1,311	45	4,074	*	5,187	4,094	5,324
Other (2)	851	42,256	1	7,428	852	49,684	5	57,097	50,225	59,294
Total	$2,464	129,555	43	24,721	2,507	154,276	16%	$179,624	155,802	185,320
By property:
Apartments	$9	30,513	—	10,239	9	40,752	4%	$50,699	39,743	51,567
Office (3)	1,517	29,437	—	3,652	1,517	33,089	3	36,757	36,144	40,827
Industrial/warehouse	38	19,654	—	4,246	38	23,900	3	27,802	20,634	24,546
Hotel/motel	149	11,911	—	1,012	149	12,923	1	13,910	12,751	13,758
Retail (excl shopping center)	355	11,301	2	111	357	11,412	1	12,334	11,753	12,486
Shopping center	193	8,848	—	401	193	9,249	*	9,816	9,534	10,131
Institutional	118	4,160	—	1,939	118	6,099	*	6,906	7,725	9,178
Mixed use properties	72	4,440	41	903	113	5,343	*	6,330	5,887	7,139
Collateral pool	—	2,987	—	44	—	3,031	*	3,410	3,062	3,662
Storage facility	—	2,819	—	164	—	2,983	*	3,299	2,929	3,201
Other	13	3,485	—	2,010	13	5,495	*	8,361	5,640	8,825
Total	$2,464	129,555	43	24,721	2,507	154,276	16%	$179,624	155,802	185,320
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.1 billion at both June 30, 2023, and December 31, 2022. Non-U.S. loans were $7.5 billion and $7.6 billion at June 30, 2023, and December 31, 2022, respectively.
(3)In second quarter 2023, we reclassified certain CRE loans to better align with regulatory reporting guidance, which resulted in a decrease in loans outstanding of approximately $2.0 billion to the office property type.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2023, non-U.S. loans totaled $83.5 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $87.5 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2022. Non-U.S. loans were approximately 4% and 5% of our total consolidated assets at June 30, 2023, and December 31, 2022, respectively.

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
Our largest single country exposure outside the U.S. at June 30, 2023, was the United Kingdom, which totaled
$28.6 billion, or approximately 2% of our total assets, and included $3.2 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 14: Select Country Exposures

	June 30, 2023
	Lending and deposits		Securities		Derivatives and other		Total exposure
($ in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$3,184	23,434	—	599	—	1,372	3,184	25,405	28,589
Canada	9	16,658	382	447	96	175	487	17,280	17,767
Cayman Islands	—	8,089	—	—	—	336	—	8,425	8,425
Japan	6,058	737	—	383	—	178	6,058	1,298	7,356
Luxembourg	—	6,608	—	(1)	—	281	—	6,888	6,888
France	107	3,893	540	239	644	61	1,291	4,193	5,484
Ireland	6	4,733	—	141	—	233	6	5,107	5,113
Bermuda	—	3,407	—	34	—	57	—	3,498	3,498
Germany	—	3,000	—	19	—	242	—	3,261	3,261
Guernsey	—	3,078	—	—	—	9	—	3,087	3,087
Netherlands	—	2,644	—	146	—	102	—	2,892	2,892
South Korea	—	1,989	3	336	1	2	4	2,327	2,331
Australia	—	1,669	—	254	—	16	—	1,939	1,939
Chile	—	1,639	—	242	—	1	—	1,882	1,882
China	12	1,221	(23)	323	25	35	14	1,579	1,593
Brazil	—	1,415	—	(7)	—	3	—	1,411	1,411
Switzerland	—	1,155	—	(12)	—	145	—	1,288	1,288
Belgium	—	1,057	—	(4)	—	1	—	1,054	1,054
Norway	—	776	—	220	1	22	1	1,018	1,019
Spain	—	643	—	144	—	172	—	959	959
Total top 20 country exposures	$9,376	87,845	902	3,503	767	3,443	11,045	94,791	105,836
(1)Total non-sovereign exposure comprised $45.6 billion exposure to financial institutions and $49.2 billion to non-financial corporations at June 30, 2023.
RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 95% of the total residential mortgage loan portfolio at both June 30, 2023, and December 31, 2022.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans.
ARM loans were 7% of total loans at both June 30, 2023, and December 31, 2022, with an initial reset date in 2025 or later for the majority of this portfolio at June 30, 2023. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only

32	Wells Fargo & Company

payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $16.4 billion at June 30, 2023, compared with $18.3 billion at December 31, 2022. The unfunded credit commitments for these lines of credit totaled $31.9 billion at June 30, 2023, compared with $35.5 billion at December 31, 2022. For additional information on our residential loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.
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

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $2.8 billion from
December 31, 2022, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
California (2)	$110,513	110,877	11.66%	11.60	0.36	0.45	(0.01)	—
New York	31,569	31,753	3.33	3.32	0.65	0.80	(0.01)	(0.02)
Washington	10,688	10,523	1.13	1.10	0.23	0.30	(0.01)	0.02
Florida	10,307	10,535	1.09	1.10	0.96	1.13	(0.05)	(0.14)
New Jersey	10,292	10,416	1.09	1.09	1.05	1.24	0.01	(0.01)
Other (3)	71,619	72,843	7.56	7.62	0.73	0.93	(0.02)	—
Total	244,988	246,947	25.86	25.83	0.55	0.69	(0.01)	(0.01)
Government insured/guaranteed loans (4)	8,067	8,860	0.85	0.93
Total first lien mortgage portfolio	$253,055	255,807	26.71%	26.76
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.6 billion and $7.7 billion at June 30, 2023, and December 31, 2022, respectively.
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

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $1.3 billion from December 31, 2022, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
California	$3,268	3,550	0.34%	0.37	1.78	2.02	(0.07)	(0.16)
New Jersey	1,236	1,383	0.13	0.14	2.71	2.76	—	0.21
Florida	1,025	1,165	0.11	0.12	2.52	2.69	(0.35)	(0.92)
Pennsylvania	744	832	0.08	0.09	2.80	2.76	0.03	(0.01)
New York	721	794	0.08	0.08	2.67	2.86	0.36	0.05
Other (2)	5,036	5,586	0.53	0.58	2.02	2.05	(0.31)	(0.36)
Total junior lien mortgage portfolio	$12,030	13,310	1.27%	1.38	2.16	2.27	(0.16)	(0.25)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $710 million and $790 million at June 30, 2023, and December 31, 2022, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	June 30, 2023		December 31, 2022
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$47,717	5.03%	$46,293	4.84%
Auto	51,587	5.44	53,669	5.61
Other consumer (1)	27,950	2.95	29,276	3.06
Total	$127,254	13.42%	$129,238	13.51%
(1)Includes $17.9 billion and $19.4 billion at June 30, 2023, and December 31, 2022, respectively, of commercial and consumer securities-based loans originated by the WIM operating segment.
Credit Card  The increase in the outstanding balance at June 30, 2023, compared with December 31, 2022, was due to higher purchase volume driven by new account growth.
Auto  The decrease in the outstanding balance at June 30, 2023, compared with December 31, 2022, was due to lower origination volumes reflecting credit tightening actions and continued price competition due to rising interest rates.
Other Consumer  The decrease in the outstanding balance at June 30, 2023, compared with December 31, 2022, was due to a decline in securities-based lending.

34	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2022 Form 10-K. Table 18 summarizes nonperforming assets (NPAs).
Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Jun 30, 2023	Dec 31, 2022
Nonaccrual loans:
Commercial and industrial	$845	746
Commercial real estate	2,507	958
Lease financing	77	119
Total commercial	3,429	1,823
Residential mortgage (1)	3,289	3,611
Auto	135	153
Other consumer	33	39
Total consumer	3,457	3,803
Total nonaccrual loans	$6,886	5,626
As a percentage of total loans	0.73%	0.59
Foreclosed assets:
Government insured/guaranteed (2)	$16	22
Non-government insured/guaranteed	117	115
Total foreclosed assets	133	137
Total nonperforming assets	$7,019	5,763
As a percentage of total loans	0.74%	0.60
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
Commercial nonaccrual loans increased $1.6 billion from December 31, 2022, driven by an increase in commercial real estate nonaccrual loans, predominantly within the office property type. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans decreased $346 million from December 31, 2022, due to lower residential mortgage nonaccrual loans.

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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Commercial nonaccrual loans
Balance, beginning of period	$2,275	1,953	$1,823	2,376
Inflows	1,761	165	2,807	356
Outflows:
Returned to accruing	(61)	(88)	(207)	(282)
Foreclosures	—	—	—	(19)
Charge-offs	(215)	(56)	(330)	(91)
Payments, sales and other	(331)	(255)	(664)	(621)
Total outflows	(607)	(399)	(1,201)	(1,013)
Balance, end of period	3,429	1,719	3,429	1,719
Consumer nonaccrual loans
Balance, beginning of period	3,735	4,918	3,803	4,836
Inflows	336	408	683	1,002
Outflows:
Returned to accruing	(266)	(729)	(458)	(915)
Foreclosures	(25)	(17)	(51)	(35)
Charge-offs	(44)	(70)	(82)	(144)
Payments, sales and other	(279)	(236)	(438)	(470)
Total outflows	(614)	(1,052)	(1,029)	(1,564)
Balance, end of period	3,457	4,274	3,457	4,274
Total nonaccrual loans	$6,886	5,993	$6,886	5,993
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at June 30, 2023:
•98% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•84% of commercial nonaccrual loans were current on interest and 67% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 98% have a CLTV ratio of 80% or less.
•$533 million of the $676 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)			Jun 30, 2023	Dec 31, 2022
Summary by loan segment
Government insured/guaranteed			$16	22
Commercial			70	65
Consumer			47	50
Total foreclosed assets			$133	137
(in millions)	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Analysis of changes in foreclosed assets
Balance, beginning of period	$132	130	$137	112
Net change in government insured/guaranteed (1)	(2)	3	(6)	3
Additions to foreclosed assets (2)	135	99	258	201
Reductions from sales and write-downs	(132)	(102)	(256)	(186)
Balance, end of period	$133	130	$133	130
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from the FHA or the VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

36	Wells Fargo & Company

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
NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$119	0.12%	$27	0.03%	$162	0.09%	$4	—%
Commercial real estate	79	0.21	(4)	(0.01)	96	0.13	(9)	(0.01)
Lease financing	2	0.05	—	—	5	0.06	(1)	(0.02)
Total commercial	200	0.15	23	0.02	263	0.10	(6)	—
Residential mortgage	(12)	(0.02)	(16)	(0.03)	(23)	(0.02)	(37)	(0.03)
Credit card	396	3.39	199	2.02	740	3.22	375	1.94
Auto	89	0.68	68	0.49	210	0.81	164	0.24
Other consumer	91	1.31	70	0.98	178	1.26	153	1.08
Total consumer	564	0.58	321	0.33	1,105	0.57	655	0.34
Total	$764	0.32%	$344	0.15%	$1,368	0.29%	$649	0.14%
(1)Net loan charge-offs as a percentage of average respective loans are annualized.
The increase in commercial net loan charge-offs in second quarter 2023, compared with the same period a year ago, was driven by higher losses across all commercial portfolios.
The increase in consumer net loan charge-offs in second quarter 2023, compared with the same period a year ago, was driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.

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
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Jun 30, 2023			Dec 31, 2022
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,266	1.11%	41	$4,507	1.17%	40
Commercial real estate	3,618	2.35	16	2,231	1.43	16
Lease financing	197	1.28	1	218	1.46	2
Total commercial	8,081	1.45	58	6,956	1.25	58
Residential mortgage (1)	734	0.28	28	1,096	0.41	28
Credit card	3,865	8.10	5	3,567	7.71	5
Auto	1,408	2.73	6	1,380	2.57	6
Other consumer	698	2.50	3	610	2.08	3
Total consumer	6,705	1.71	42	6,653	1.67	42
Total	$14,786	1.56%	100	$13,609	1.42%	100
Components:
Allowance for loan losses			$14,258			12,985
Allowance for unfunded credit commitments			528			624
Allowance for credit losses			$14,786			13,609
Ratio of allowance for loan losses to total net loan charge-offs (2)			4.65x			8.08
Ratio of allowance for loan losses to total nonaccrual loans			2.07			2.31
Allowance for loan losses as a percentage of total loans			1.50%			1.36
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended June 30, 2023.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans increased $1.2 billion, or 9%, from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on ASU 2022-02, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at June 30, 2023. The base scenario assumed elevated inflation and economic contraction in the near term, reflecting declining property values and increased unemployment rates from historically low levels. The downside scenarios assumed a more substantial economic contraction due to declining property values, high inflation, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at June 30, 2023, and March 31, 2023, are presented in Table 23.
Table 23: Forecasted Key Economic Variables

	4Q 2023	2Q 2024	4Q 2024
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2023	4.2%	5.2	5.9
March 31, 2023	4.7	5.6	6.0

U.S. real GDP (2):
June 30, 2023	(1.5)	(0.8)	1.0
March 31, 2023	(0.3)	0.5	1.4

Home price index (3):
June 30, 2023	(4.3)	(5.9)	(6.4)
March 31, 2023	(5.5)	(7.7)	(6.6)

Commercial real estate asset prices (3):
June 30, 2023	(12.4)	(12.6)	(7.2)
March 31, 2023	(5.2)	(8.0)	(8.1)
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

38	Wells Fargo & Company

We believe the ACL for loans of $14.8 billion at June 30, 2023, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K.

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
In accordance with applicable servicing guidelines, upon transfer as servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which generally becomes exercisable when three scheduled loan payments remain unpaid by the borrower. We may repurchase these loans for cash and as a result, our total consolidated assets do not change. Repurchased loans that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At June 30, 2023, and December 31, 2022, these loans, which we have repurchased or have the option to repurchase, were $8.5 billion and $9.8 billion, respectively, which included $7.8 billion and $8.6 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
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
Our most recent simulations, as presented in Table 24, estimate net interest income sensitivity over the next 12 months using instantaneous movements across the yield curve with both lower and higher interest rates relative to our base scenario. Steeper and flatter scenarios measure non-parallel changes in the yield curve, with long-term interest rates defined as all tenors three years and longer and short-term interest rates defined as all tenors less than three years. Where applicable, U.S. dollar interest rates are floored at 0.00%. The following describes the simulation assumptions for the scenarios presented in Table 24:
•Simulations are dynamic and reflect anticipated changes to our assets and liabilities.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.

Wells Fargo & Company	39

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
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Jun 30, 2023	Dec 31, 2022
Parallel shift:
+100 bps shift in interest rates	$1.8	2.3
-100 bps shift in interest rates	(2.1)	(1.7)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.0	0.8
-100 bps shift in short-term interest rates	(1.1)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	0.8	1.5
-100 bps shift in long-term interest rates	(1.0)	(0.7)
The changes in our interest rate sensitivity from December 31, 2022, to June 30, 2023, in Table 24 reflected updates to our base scenario, including expectations for balance sheet composition and interest rates. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income.
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

Derivatives used to hedge our interest rate risk exposures are presented in Note 11 (Derivatives) to Financial Statements in this Report.

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
Changes in interest rates may impact mortgage banking noninterest income, including origination and servicing fees, and the fair value of our residential MSRs, LHFS, and derivative loan commitments (interest rate “locks”) extended to mortgage applicants. Interest rate changes will generally impact our mortgage banking noninterest income on a lagging basis due to the time it takes for the market to reflect a shift in customer demand, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan. The amount and timing of the impact will depend on the magnitude, speed and duration of the changes in interest rates. For additional information on mortgage banking, including key assumptions and the sensitivity of the fair value of MSRs, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 6 (Mortgage Banking Activities), Note 14 (Derivatives), and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in our 2022 Form 10-K.

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

40	Wells Fargo & Company

information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2022 Form 10-K.

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
Trading VaR is the measure used to provide insight into the market risk exhibited by the Company’s trading positions. The Company calculates Trading VaR for risk management purposes to establish and monitor line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our consolidated balance sheet.
Table 25 shows the Company’s Trading General VaR by risk category. The increase in average Company Trading General VaR for the quarter ended June 30, 2023, compared with the same period a year ago, was primarily driven by changes in portfolio composition.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	June 30, 2023				March 31, 2023				June 30, 2022
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	50	39	21	51	34	27	20	37	28	31	21	40
Interest rate	42	44	29	65	40	32	19	48	26	23	11	35
Equity	19	19	13	24	24	24	19	31	20	24	17	36
Commodity	4	4	3	6	3	4	3	8	5	5	4	7
Foreign exchange	1	1	0	4	0	1	0	3	1	1	0	1
Diversification benefit (1)	(78)	(72)			(67)	(49)			(44)	(52)
Company Trading General VaR	$38	35			34	39			36	32
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

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
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
We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of June 30, 2023, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of June 30, 2023, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%.
Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022
HQLA (1):
Eligible cash	$121,126	108,725	137,147
Eligible securities (2)	227,955	239,123	232,815
Total HQLA	349,081	347,848	369,962
Projected net cash outflows (3)	283,609	284,290	305,212
LCR	123%	122	121
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
Table 27: Primary Sources of Liquidity

	June 30, 2023			December 31, 2022
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks (1)	$122,503	—	122,503	124,561	—	124,561
Debt securities of U.S. Treasury and federal agencies	49,267	11,549	37,718	59,570	12,080	47,490
Federal agency mortgage-backed securities (2)	241,250	24,523	216,727	230,881	34,151	196,730
Total	$413,020	36,072	376,948	415,012	46,231	368,781
(1)Excludes time deposits, which are included in interest-earning deposits with banks in our consolidated balance sheet.
(2)Encumbered securities at June 30, 2023, included securities with a fair value of $1.5 billion which were purchased in June 2023, but settled in July 2023.

Our interest-earning deposits with banks are mainly on deposit with the Federal Reserve. We believe the debt securities included in Table 27 provide quick and reliable sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Debt securities within our HTM portfolio are not intended for sale but may be pledged to obtain financing.
As of June 30, 2023, we had approximately $438.1 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window, based on collateral pledged. Although available, we do not view this borrowing capacity as a primary source of liquidity.
In addition, liquidity is also available through the sale or financing of other debt securities, including trading and/or AFS debt securities, as well as through the sale, securitization, or financing of loans, to the extent such debt securities and loans are not encumbered.

Funding Sources The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity. WFC Holdings, LLC (the “IHC”) is an intermediate holding company and subsidiary of the Parent, which provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional

42	Wells Fargo & Company

information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in this Report. Additional subsidiary funding is provided by deposits, short-term borrowings and long-term debt.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 142% and 145% of total loans at June 30, 2023, and December 31, 2022, respectively.
Table 28 presents a summary of our short-term borrowings, which generally mature in less than 30 days. The balances of federal funds purchased and securities sold under agreements to repurchase may vary over time due to client activity, our own demand for financing, and our overall mix of liabilities. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings. For additional information, see the “Pledged Assets” section of Note 15 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	Jun 30, 2023	Dec 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$67,602	30,623
Other short-term borrowings (1)	16,653	20,522
Total	$84,255	51,145
(1)Includes $2.0 billion and $7.0 billion of Federal Home Loan Bank (FHLB) advances at June 30, 2023, and December 31, 2022, respectively.
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $8.5 billion of long-term debt in July 2023. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2023 and the following years thereafter, as of June 30, 2023.
Table 29: Maturity of Long-Term Debt

	June 30, 2023
(in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,099	8,536	14,185	23,463	7,510	56,341	112,134
Subordinated notes	1,568	710	959	2,611	2,329	12,110	20,287
Junior subordinated notes	—	—	—	—	349	821	1,170
Total long-term debt – Parent	3,667	9,246	15,144	26,074	10,188	69,272	133,591
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	5,002	17,513	1,173	79	3	132	23,902
Subordinated notes	949	—	148	—	27	3,226	4,350
Junior subordinated notes	—	—	—	—	407	—	407
Other bank debt (2)	1,835	1,790	858	479	418	2,184	7,564
Total long-term debt – Bank	7,786	19,303	2,179	558	855	5,542	36,223
Other consolidated subsidiaries
Senior notes	11	82	410	220	—	95	818
Total long-term debt – Other consolidated subsidiaries	11	82	410	220	—	95	818
Total long-term debt	$11,464	28,631	17,733	26,852	11,043	74,909	170,632
(1)Includes $23.0 billion of FHLB advances.
(2)Primarily relates to unfunded commitments for low-income housing tax credit (LIHTC) investments. For additional information, see Note 16 (Securitizations and Variable Interest Entities) to Financial Statements in our 2022 Form 10-K.

Wells Fargo & Company	43

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
On May 18, 2023, DBRS Morningstar affirmed the Company’s ratings and maintained the stable trend. On June 1, 2023, Fitch Ratings affirmed the Company’s ratings and retained the stable ratings outlook. There were no other actions undertaken by the rating agencies with regard to our credit ratings during second quarter 2023.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2023, are presented in Table 30.
Table 30: Credit Ratings as of June 30, 2023

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

44	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at June 30, 2023, increased $7.2 billion from December 31, 2022, predominantly as a result of $9.9 billion of Wells Fargo net income, partially offset by $2.9 billion of common and preferred stock dividends. During the first half of 2023, we issued $860 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In the first half of 2023, we repurchased 187 million shares of common stock at a cost of $8.1 billion. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.
In July 2023, we issued $1.725 billion of our Preferred Stock, Series EE.

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
On July 27, 2023, federal banking regulators issued a proposed rule that would impact the way in which risk-based capital requirements are determined for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. The new requirements would be phased in over a three-year period beginning July 1, 2025. The Company expects a significant increase in its risk-weighted assets and a net increase in its capital requirements based on a preliminary assessment of the proposed rule. The Company is considering a range of potential actions to address the impact of the proposed rule, including balance sheet and capital optimization strategies.
Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2023.
Table 31: Risk-Based Capital Requirements – Standardized Approach
Table 32: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at June 30, 2023, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

Wells Fargo & Company	45

Capital Management (continued)
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2022, through September 30, 2023, is 3.20%. On July 27, 2023, the FRB confirmed that the Company’s stress capital buffer for the period October 1, 2023, through September 30, 2024, will be 2.90%.
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. Our G-SIB capital surcharge will continue to be 1.50% in 2023. On July 27, 2023, the FRB issued a proposed rule that would impact the methodology used to calculate the G-SIB capital surcharge.
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
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Jun 30, 2023		Dec 31, 2022	Required Capital Ratios (1)	Jun 30, 2023	Dec 31, 2022
Common Equity Tier 1	(A)		$134,221		133,527		134,221	133,527
Tier 1 capital	(B)		153,201		152,567		153,201	152,567
Total capital	(C)		187,563		186,747		176,926	177,258
Risk-weighted assets	(D)		1,250,690		1,259,889		1,118,379	1,112,307
Common Equity Tier 1 capital ratio	(A)/(D)	9.20%	10.73	*	10.60	8.50	12.00	12.00
Tier 1 capital ratio	(B)/(D)	10.70	12.25	*	12.11	10.00	13.70	13.72
Total capital ratio	(C)/(D)	12.70	15.00	*	14.82	12.00	15.82	15.94
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2023.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at June 30, 2023.

46	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Jun 30, 2023	Dec 31, 2022
Total equity (1)		$181,952	182,213
Effect of accounting policy change (1)		—	338
Total equity (as reported)		181,952	181,875
Adjustments:
Preferred stock		(19,448)	(19,448)
Additional paid-in capital on preferred stock		173	173
Noncontrolling interests		(1,761)	(1,986)
Total common stockholders’ equity		$160,916	160,614
Adjustments:
Goodwill		(25,175)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(145)	(152)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,511)	(2,427)
Applicable deferred taxes related to goodwill and other intangible assets (2)		905	890
CECL transition provision (3)		120	180
Other		111	(405)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$134,221	133,527
Preferred stock		19,448	19,448
Additional paid-in capital on preferred stock		(173)	(173)
Other		(295)	(235)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$153,201	152,567

Long-term debt and other instruments qualifying as Tier 2		19,681	20,503
Qualifying allowance for credit losses (4)		15,110	13,959
Other		(429)	(282)
Total Tier 2 capital under the Standardized Approach	(B)	$34,362	34,180
Total qualifying capital under the Standardized Approach	(A)+(B)	$187,563	186,747

Long-term debt and other instruments qualifying as Tier 2		19,681	20,503
Qualifying allowance for credit losses (4)		4,473	4,470
Other		(429)	(282)
Total Tier 2 capital under the Advanced Approach	(C)	$23,725	24,691
Total qualifying capital under the Advanced Approach	(A)+(C)	$176,926	177,258
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
Table 35 provides the composition of our RWAs under the Standardized and Advanced Approaches.

Table 35: Risk-Weighted Assets

	Standardized Approach		Advanced Approach (1)
(in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Risk-weighted assets (RWAs):
Credit risk	$1,210,424	1,218,006	757,013	757,436
Market risk	40,266	41,883	40,266	41,883
Operational risk	—	—	321,100	312,988
Total RWAs	$1,250,690	1,259,889	1,118,379	1,112,307
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

Wells Fargo & Company	47

Capital Management (continued)
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2022	$133,527
Cumulative effect from change in accounting policy (1)	323
Net income applicable to common stock	9,372
Common stock dividends	(2,253)
Common stock issued, repurchased, and stock compensation-related items	(7,400)
Changes in accumulated other comprehensive income (loss)	(79)
Goodwill	(2)
Certain identifiable intangible assets (other than MSRs)	7
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	(84)
Applicable deferred taxes related to goodwill and other intangible assets (2)	15
CECL transition provision (3)	(60)
Other (4)	855
Change in Common Equity Tier 1	694
Common Equity Tier 1 at June 30, 2023	$134,221
(1)Effective January 1, 2023, we adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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
Table 37 presents net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 37: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2022	$1,259,889	1,112,307
Net change in credit risk RWAs	(7,582)	(423)
Net change in market risk RWAs	(1,617)	(1,617)
Net change in operational risk RWAs	—	8,112
Total change in RWAs	(9,199)	6,072
RWAs at June 30, 2023	$1,250,690	1,118,379

48	Wells Fargo & Company

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
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 38: Tangible Common Equity

		Balance at period-end			Average balance
		Quarter ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Total equity		$181,952	183,220	179,798	184,443	184,297	180,926	184,371	183,507
Adjustments:
Preferred stock (1)		(19,448)	(19,448)	(20,057)	(19,448)	(19,448)	(20,057)	(19,448)	(20,057)
Additional paid-in capital on preferred stock (1)		173	173	135	173	173	135	173	135
Unearned ESOP shares (1)		—	—	646	—	—	646	—	646
Noncontrolling interests		(1,761)	(2,052)	(2,262)	(1,924)	(2,019)	(2,386)	(1,971)	(2,427)
Total common stockholders’ equity	(A)	160,916	161,893	158,260	163,244	163,003	159,264	163,125	161,804
Adjustments:
Goodwill		(25,175)	(25,173)	(25,178)	(25,175)	(25,173)	(25,179)	(25,174)	(25,180)
Certain identifiable intangible assets (other than MSRs)		(145)	(139)	(191)	(140)	(145)	(200)	(142)	(209)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(2,511)	(2,486)	(2,307)	(2,487)	(2,440)	(2,304)	(2,464)	(2,349)
Applicable deferred taxes related to goodwill and other intangible assets (2)		905	897	880	903	895	877	899	840
Tangible common equity	(B)	$133,990	134,992	131,464	136,345	136,140	132,458	136,244	134,906
Common shares outstanding	(C)	3,667.7	3,763.2	3,793.0	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,659	4,713	2,863	$9,372	6,372
Book value per common share	(A)/(C)	$43.87	43.02	41.72	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	36.53	35.87	34.66	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.45%	11.73	7.21	11.59%	7.94
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.71	14.04	8.67	13.87	9.52
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
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 39 presents the leverage requirements applicable to the Company as of June 30, 2023.
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

Wells Fargo & Company	49

Capital Management (continued)
Table 40 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At June 30, 2023, each of our IDIs exceeded their applicable SLR requirements.

Table 40: Leverage Ratios for the Company

($ in millions)		Quarter ended June 30, 2023
Tier 1 capital	(A)	$153,201
Total average assets		1,878,373
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		28,289
Total adjusted average assets		1,850,084
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		57,430
Repo-style transactions (2)		4,023
Other (3)		306,038
Total off-balance sheet exposures		367,491
Total leverage exposure	(B)	$2,217,575
Supplementary leverage ratio	(A)/(B)	6.91%

Tier 1 leverage ratio (4)		8.28%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2023, are presented in Table 41.
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
Table 42 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 42: TLAC and Eligible Unsecured Long-Term Debt

June 30, 2023
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$289,125		130,576

Percentage of RWAs (3)	23.12%	21.50	10.44	7.50
Percentage of total leverage exposure	13.04	9.50	5.89	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of June 30, 2023, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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
As part of the annual Comprehensive Capital Analysis and Review, the FRB generates a supervisory stress test. The FRB reviews the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and also reviews the Company’s proposed capital actions. The FRB published its supervisory stress test results on June 28, 2023.
On July 25, 2023, the Board approved an increase to the Company's third quarter 2023 common stock dividend to $0.35 per share.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the

50	Wells Fargo & Company

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
At June 30, 2023, we had remaining Board authority to repurchase approximately 64 million shares, subject to regulatory and legal conditions. The Company publicly announced on July 25, 2023, that the Board authorized a new common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire and supersedes the prior share repurchase authority approved by the Board.
For additional information about share repurchases during second quarter 2023, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2022 Form 10-K.

“Living Will” Requirements and Related Matters
Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically submit resolution plans, also known as “living wills,” that would facilitate their rapid and orderly resolution in the event of material financial distress or failure. Under the rules, rapid and orderly resolution means a reorganization or liquidation of the covered company under the U.S. Bankruptcy Code that can be accomplished in a reasonable period of time and in a manner that substantially mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. In addition to the Company’s resolution plan, our national bank subsidiary, Wells Fargo Bank, N.A. (the “Bank”), is also required to prepare and periodically submit a resolution plan. If the FRB and/or FDIC determine that our resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB and/or FDIC ultimately determine that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations. On June 27, 2023, we submitted our most recent resolution plan to the FRB and FDIC.
If Wells Fargo were to fail, it may be resolved in a bankruptcy proceeding or, if certain conditions are met, under the resolution regime created by the Dodd-Frank Act known as the “orderly liquidation authority.” The orderly liquidation authority allows for the appointment of the FDIC as receiver for a systemically important financial institution that is in default or in danger of default if, among other things, the resolution of the institution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States. If the FDIC is appointed as receiver for the Parent, then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of our security holders. The FDIC’s orderly liquidation authority requires that security holders of a company in receivership bear all losses before U.S. taxpayers are exposed to any losses. There are substantial differences in the rights of creditors between the orderly liquidation authority and the U.S. Bankruptcy Code, including the right of the FDIC to disregard the strict priority of creditor claims under the U.S. Bankruptcy Code in certain circumstances and the use of an administrative claims procedure instead of a judicial procedure to determine creditors’ claims.
The strategy described in our most recent resolution plan is a single point of entry strategy, in which the Parent would be the only material legal entity to enter resolution proceedings. However, the strategy described in our resolution plan is not binding in the event of an actual resolution of Wells Fargo, whether conducted under the U.S. Bankruptcy Code or by the FDIC under the orderly liquidation authority. The FDIC has announced that a single point of entry strategy may be a desirable strategy under its implementation of the orderly liquidation authority, but not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.
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

Wells Fargo & Company	51

Regulatory Matters (continued)
Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank, WFS, WFCS, and the Covered Entities pursuant to the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/ or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code, the subordinated notes would be forgiven, the committed line of credit would terminate, and the IHC’s ability to pay dividends to the Parent would be restricted, any of which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The respective obligations under the Support Agreement of the Parent, the IHC, the Bank, and the Related Support Entities are secured pursuant to a related security agreement.
In addition to our resolution plans, we must also prepare and periodically submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. The Bank must also prepare and periodically submit to the OCC a recovery plan that sets forth the Bank’s plan to remain a going concern when the Bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determines that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.

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
Accounting Standards Update (ASU) 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
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

Upon adoption of the Update, we will identify our tax credit programs and make a separate accounting policy election as to whether to apply the proportional amortization method for each program. For any investments that will apply the proportional amortization method upon adoption of the Update, the cumulative effect of the difference between the current carrying value and the carrying value under the proportional amortization method will be recorded as an adjustment to the opening balance of retained earnings, the period of which is dependent upon which transition method is selected.

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

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our expectations regarding noninterest expense and our efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) our expectations regarding our mortgage business and any related commitments or exposures; (viii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (ix) future common stock dividends, common share repurchases and other uses of capital; (x) our targeted range for return on assets, return on equity, and return on tangible common equity; (xi) expectations regarding our effective income tax rate; (xii) the outcome of contingencies, such as legal proceedings; (xiii) environmental, social and governance related goals or commitments; and (xiv) the Company’s plans, objectives and strategies.
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, declines in commercial real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters (including the conflict in Ukraine), and any slowdown in global economic growth;
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
•developments in our mortgage banking business, including any negative effects relating to our mortgage servicing, loan modification or foreclosure practices, and any changes in industry standards, regulatory or judicial requirements, or our strategic plans for the business;
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
•regulatory matters, including the failure to resolve outstanding matters on a timely basis and the potential impact of new matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
•a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber attacks;
•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•fiscal and monetary policies of the Federal Reserve Board;
•changes to U.S. tax guidance and regulations as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Wells Fargo & Company	55

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2023, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

58	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Interest income
Debt securities	$4,037	2,702	$7,820	5,265
Loans held for sale	94	126	191	266
Loans	14,115	8,116	27,433	15,334
Equity securities	194	193	364	363
Other interest income	2,390	419	4,378	509
Total interest income	20,830	11,556	40,186	21,737
Interest expense
Deposits	3,805	158	6,566	241
Short-term borrowings	961	31	1,531	17
Long-term debt	2,693	1,011	5,204	1,772
Other interest expense	208	158	386	288
Total interest expense	7,667	1,358	13,687	2,318
Net interest income	13,163	10,198	26,499	19,419
Noninterest income
Deposit and lending-related fees	1,517	1,729	3,021	3,544
Investment advisory and other asset-based fees	2,163	2,346	4,277	4,844
Commissions and brokerage services fees	570	542	1,189	1,079
Investment banking fees	376	286	702	733
Card fees	1,098	1,112	2,131	2,141
Mortgage banking	202	287	434	980
Net gains (losses) from trading and securities	1,032	(26)	2,017	770
Other (1)	412	566	992	1,258
Total noninterest income	7,370	6,842	14,763	15,349
Total revenue	20,533	17,040	41,262	34,768
Provision for credit losses	1,713	580	2,920	(207)
Noninterest expense
Personnel	8,606	8,442	18,021	17,713
Technology, telecommunications and equipment	947	799	1,869	1,675
Occupancy	707	705	1,420	1,427
Operating losses	232	576	499	1,249
Professional and outside services	1,304	1,310	2,533	2,596
Advertising and promotion	184	102	338	201
Restructuring charges	—	—	—	5
Other (1)	1,007	928	1,983	1,847
Total noninterest expense	12,987	12,862	26,663	26,713
Income before income tax expense	5,833	3,598	11,679	8,262
Income tax expense (1)	930	622	1,896	1,368
Net income before noncontrolling interests	4,903	2,976	9,783	6,894
Less: Net loss from noncontrolling interests	(35)	(166)	(146)	(36)
Wells Fargo net income (1)	$4,938	3,142	$9,929	6,930
Less: Preferred stock dividends and other	279	279	557	558
Wells Fargo net income applicable to common stock	$4,659	2,863	$9,372	6,372
Per share information
Earnings per common share	$1.26	0.75	$2.50	1.67
Diluted earnings per common share	1.25	0.75	2.48	1.66
Average common shares outstanding	3,699.9	3,793.8	3,742.6	3,812.3
Diluted average common shares outstanding	3,724.9	3,819.6	3,772.4	3,845.0
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income before noncontrolling interests (1)	$4,903	2,976	9,783	6,894
Other comprehensive income (loss), after tax:
Net change in debt securities	(308)	(3,620)	54	(8,768)
Net change in derivatives and hedging activities	(610)	(83)	(232)	(63)
Defined benefit plans adjustments	21	(22)	42	50
Other (1)	29	(44)	57	(40)
Other comprehensive loss, after tax	(868)	(3,769)	(79)	(8,821)
Total comprehensive income (loss) before noncontrolling interests	4,035	(793)	9,704	(1,927)
Less: Other comprehensive income from noncontrolling interests	1	—	—	1
Less: Net loss from noncontrolling interests	(35)	(166)	(146)	(36)
Wells Fargo comprehensive income (loss)	$4,069	(627)	9,850	(1,892)
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Jun 30, 2023	Dec 31, 2022
Assets
Cash and due from banks	$31,915	34,596
Interest-earning deposits with banks	123,418	124,561
Federal funds sold and securities purchased under resale agreements	66,500	68,036
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $50,474 and $26,932)	96,857	86,155
Available-for-sale, at fair value (amortized cost of $142,283 and $121,725, net of allowance for credit losses)	134,251	113,594
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $233,836 and $255,521)	272,360	297,059
Loans held for sale (includes $2,974 and $4,220 carried at fair value)	6,029	7,104
Loans	947,960	955,871
Allowance for loan losses	(14,258)	(12,985)
Net loans	933,702	942,886
Mortgage servicing rights (includes $8,251 and $9,310 carried at fair value)	9,345	10,480
Premises and equipment, net	8,392	8,350
Goodwill	25,175	25,173
Derivative assets	17,990	22,774
Equity securities (includes $31,609 and $28,383 carried at fair value; and assets pledged as collateral of $1,515 and $747)	67,471	64,414
Other assets (1)	82,915	75,838
Total assets (2)	$1,876,320	1,881,020
Liabilities
Noninterest-bearing deposits	$402,322	458,010
Interest-bearing deposits	942,262	925,975
Total deposits	1,344,584	1,383,985
Short-term borrowings (includes $201 and $181 carried at fair value)	84,255	51,145
Derivative liabilities (1)	21,431	20,067
Accrued expenses and other liabilities (includes $27,604 and $20,290 carried at fair value) (1)	73,466	68,740
Long-term debt (includes $1,600 and $1,346 carried at fair value)	170,632	174,870
Total liabilities (3)	1,694,368	1,698,807
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $20,216 and $20,216	19,448	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,173	60,319
Retained earnings (1)	195,164	187,968
Accumulated other comprehensive loss (1)	(13,441)	(13,362)
Treasury stock, at cost – 1,814,145,600 shares and 1,648,007,022 shares	(89,860)	(82,853)
Unearned ESOP shares	(429)	(429)
Total Wells Fargo stockholders’ equity	180,191	180,227
Noncontrolling interests	1,761	1,986
Total equity	181,952	182,213
Total liabilities and equity	$1,876,320	1,881,020
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Our consolidated assets at June 30, 2023, and December 31, 2022, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $71 million and $71 million; Loans, $4.9 billion and $4.8 billion; All other assets, $205 million and $191 million; and Total assets, $5.2 billion and $5.1 billion, respectively.
(3)Our consolidated liabilities at June 30, 2023, and December 31, 2022, include $208 million and $201 million, respectively, of VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance March 31, 2023	4.7	$19,448	3,763.2	$9,136	59,946	191,688	(12,572)	(86,049)	(429)	2,052	183,220
Net income (loss)						4,938				(35)	4,903
Other comprehensive income (loss), net of tax							(869)			1	(868)
Noncontrolling interests										(257)	(257)
Common stock issued			4.7			(50)		234			184
Common stock repurchased			(100.2)					(4,043)			(4,043)
Common stock dividends					18	(1,133)					(1,115)
Preferred stock dividends						(279)					(279)
Stock-based compensation					237						237
Net change in deferred compensation and related plans					(28)			(2)			(30)
Net change	—	—	(95.5)	—	227	3,476	(869)	(3,811)	—	(291)	(1,268)
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
Balance March 31, 2022 (1)	5.3	$20,057	3,789.9	$9,136	59,899	182,563	(6,799)	(85,059)	(646)	2,446	181,597
Net income (loss) (1)						3,142				(166)	2,976
Other comprehensive loss, net of tax (1)							(3,769)			—	(3,769)
Noncontrolling interests										(18)	(18)
Common stock issued			3.2			(26)		162			136
Common stock repurchased			(0.1)					(4)			(4)
Common stock dividends					13	(961)					(948)
Preferred stock dividends						(279)					(279)
Stock-based compensation					152						152
Net change in deferred compensation and related plans					(40)			(5)			(45)
Net change	—	—	3.1	—	125	1,876	(3,769)	153	—	(184)	(1,799)
Balance June 30, 2022	5.3	$20,057	3,793.0	$9,136	60,024	184,439	(10,568)	(84,906)	(646)	2,262	179,798
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2022 (1)	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (2)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						9,929				(146)	9,783
Other comprehensive loss, net of tax							(79)			—	(79)
Noncontrolling interests										(79)	(79)
Common stock issued			20.5		—	(204)		1,064			860
Common stock repurchased			(186.6)					(8,092)			(8,092)
Common stock dividends					42	(2,295)					(2,253)
Preferred stock dividends						(557)					(557)
Stock-based compensation					711						711
Net change in deferred compensation and related plans					(899)			21			(878)
Net change	—	—	(166.1)	—	(146)	6,873	(79)	(7,007)	—	(225)	(584)
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Cumulative effect from change in accounting policy (1)						(176)	(44)			(1)	(221)
Balance January 1, 2022	5.3	20,057	3,885.8	9,136	60,196	180,146	(1,746)	(79,757)	(646)	2,503	189,889
Net income (loss) (1)						6,930				(36)	6,894
Other comprehensive income (loss), net of tax (1)							(8,822)			1	(8,821)
Noncontrolling interests										(206)	(206)
Common stock issued			17.4		—	(143)		859			716
Common stock repurchased			(110.2)					(6,022)			(6,022)
Common stock dividends					29	(1,936)					(1,907)
Preferred stock dividends						(558)					(558)
Stock-based compensation					646						646
Net change in deferred compensation and related plans					(847)			14			(833)
Net change	—	—	(92.8)	—	(172)	4,293	(8,822)	(5,149)	—	(241)	(10,091)
Balance June 30, 2022	5.3	$20,057	3,793.0	$9,136	60,024	184,439	(10,568)	(84,906)	(646)	2,262	179,798
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
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	63

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$9,783	6,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,920	(207)
Changes in fair value of MSRs and LHFS carried at fair value	403	(1,236)
Depreciation, amortization and accretion	3,180	3,563
Deferred income tax expense (benefit) (1)	732	(244)
Other, net	3,270	(12,071)
Originations and purchases of loans held for sale	(16,312)	(43,271)
Proceeds from sales of and paydowns on loans originally classified as held for sale	13,385	41,623
Net change in:
Debt and equity securities, held for trading	(10,426)	20,943
Derivative assets and liabilities (1)	6,129	3,658
Other assets	(8,433)	(13,763)
Other accrued expenses and liabilities (1)	2,020	1,898
Net cash provided by operating activities	6,651	7,787
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	1,227	10,677
Available-for-sale debt securities:
Proceeds from sales	9,906	15,330
Paydowns and maturities	7,326	11,850
Purchases	(16,759)	(31,292)
Held-to-maturity debt securities:
Paydowns and maturities	8,712	15,966
Purchases	(4,225)	(2,360)
Equity securities, not held for trading:
Proceeds from sales and capital returns	1,269	3,090
Purchases	(1,637)	(2,744)
Loans:
Loans originated by banking subsidiaries, net of principal collected	4,169	(56,839)
Proceeds from sales of loans originally classified as held for investment	2,615	8,171
Purchases of loans	(908)	(376)
Principal collected on nonbank entities’ loans	3,240	2,705
Loans originated by nonbank entities	(1,893)	(2,244)
Other, net	(396)	597
Net cash provided (used) by investing activities	12,646	(27,469)
Cash flows from financing activities:
Net change in:
Deposits	(39,401)	(57,326)
Short-term borrowings	33,110	2,494
Long-term debt:
Proceeds from issuance	5,624	16,378
Repayment	(12,212)	(11,978)
Preferred stock:
Cash dividends paid	(557)	(558)
Common stock:
Repurchased	(8,021)	(6,022)
Cash dividends paid	(2,249)	(1,904)
Other, net	(330)	(492)
Net cash used by financing activities	(24,036)	(59,408)
Net change in cash, cash equivalents, and restricted cash	(4,739)	(79,090)
Cash, cash equivalents, and restricted cash at beginning of period (2)	159,157	234,230
Cash, cash equivalents, and restricted cash at end of period (2)	$154,418	155,140
Supplemental cash flow disclosures:
Cash paid for interest	$12,848	2,240
Net cash paid (refunded) for income taxes	(1,984)	3,817
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
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

64	Wells Fargo & Company

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). There were no material changes to these policies in the first half of 2023.
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

Accounting Standards Adopted in 2023
In 2023, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
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

Wells Fargo & Company	65

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
Table 1.1 presents the impact of adoption to prior period financial statement line items within our consolidated statement of income and consolidated balance sheet for the three and six months ended June 30, 2022, and as of December 31, 2022. These adjustments are also reflected in our consolidated statement of changes in equity and consolidated statement of cash flows.

66	Wells Fargo & Company

Table 1.1: Impact of Adoption of ASU 2018-12

	Quarter ended June 30, 2022			Six months ended June 30, 2022
($ in millions, except per share amounts)	As reported	Effect of adoption	As revised	As reported	Effect of adoption	As revised
Selected Income Statement Data
Noninterest income	$6,830	12	6,842	$15,201	148	15,349
Noninterest expense	12,883	(21)	12,862	26,753	(40)	26,713
Income tax expense	613	9	622	1,320	48	1,368
Net income	3,119	23	3,142	6,790	140	6,930
Diluted earnings per common share	0.74	0.01	0.75	1.62	0.04	1.66

				At December 31, 2022
				As reported	Effect of adoption	As revised
Selected Balance Sheet Data
Other assets				75,834	4	75,838
Derivative liabilities				20,085	(18)	20,067
Accrued expenses and other liabilities				69,056	(316)	68,740
Retained earnings				187,649	319	187,968
Accumulated other comprehensive income (loss)				(13,381)	19	(13,362)
Table 1.2 presents the transition adjustments required upon the adoption of ASU 2018-12 as of January 1, 2021.
Table 1.2: Transition Adjustment of ASU 2018-12

	Dec 31, 2020	Transition adjustment upon adoption	Jan 1, 2021
Selected Balance Sheet Data
Other assets	$87,337	159	87,496
Derivative liabilities	16,509	(27)	16,482
Accrued expenses and other liabilities	74,360	903	75,263
Retained earnings	162,683	(738)	161,945
Accumulated other comprehensive income	194	20	214
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.
Table 1.3: Supplemental Cash Flow Information

	Six months ended June 30,
(in millions)	2023	2022
Available-for-sale debt securities purchased from securitization of LHFS	$—	1,506
Held-to-maturity debt securities purchased from securitization of LHFS	48	693
Transfers from loans to LHFS	850	4,970
Transfers from available-for-sale debt securities to held-to-maturity debt securities	3,687	43,041
Transfers from held-to-maturity debt securities to available-for-sale debt securities (1)	23,919	—
(1)In first quarter 2023, we reclassified HTM debt securities to AFS debt securities in connection with the adoption of ASU 2022-01.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2023, and except as disclosed in Note 9 (Preferred Stock), there have been no material events that would require recognition in our second quarter 2023 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	67

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Jun 30, 2023	Dec 31, 2022
Trading assets:
Debt securities	$96,857	86,155
Equity securities	30,327	26,910
Loans held for sale	1,402	1,466
Gross trading derivative assets	67,120	77,148
Netting (1)	(49,435)	(54,922)
Total trading derivative assets	17,685	22,226
Total trading assets	146,271	136,757
Trading liabilities:
Short sale and other liabilities	27,705	20,304
Long-term debt	1,600	1,346
Gross trading derivative liabilities	73,667	77,698
Netting (1)	(53,292)	(59,232)
Total trading derivative liabilities	20,375	18,466
Total trading liabilities	$49,680	40,116
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest income:
Debt securities	$894	549	$1,691	1,097
Equity securities	111	139	205	259
Loans held for sale	22	9	41	20
Total interest income	1,027	697	1,937	1,376
Less: Interest expense	161	158	304	290
Net interest income	866	539	1,633	1,086
Net gains (losses) from trading activities (1):
Debt securities	(569)	(3,103)	902	(6,751)
Equity securities	1,650	(3,606)	3,339	(4,430)
Loans held for sale	13	1	25	10
Long-term debt	9	11	(21)	23
Derivatives (2)	19	7,143	(1,781)	11,812
Total net gains from trading activities	1,122	446	2,464	664
Total trading-related net interest and noninterest income	$1,988	985	$4,097	1,750
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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the second quarter and first half of both 2023 and 2022 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
June 30, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$49,200	7	(2,311)	(2,304)	46,896
Non-U.S. government securities	163	—	(1)	(1)	162
Securities of U.S. states and political subdivisions (2)	22,163	30	(819)	(789)	21,374
Federal agency mortgage-backed securities	61,974	3	(4,996)	(4,993)	56,981
Non-agency mortgage-backed securities (3)	3,183	—	(134)	(134)	3,049
Collateralized loan obligations	3,778	—	(53)	(53)	3,725
Other debt securities	2,046	54	(36)	18	2,064
Total available-for-sale debt securities, excluding portfolio level basis adjustments	142,507	94	(8,350)	(8,256)	134,251
Portfolio level basis adjustments (4)	(224)			224	—
Total available-for-sale debt securities	142,283	94	(8,350)	(8,032)	134,251
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,789	—	(1,418)	(1,418)	2,371
Securities of U.S. states and political subdivisions	18,986	2	(3,351)	(3,349)	15,637
Federal agency mortgage-backed securities	217,322	71	(33,124)	(33,053)	184,269
Non-agency mortgage-backed securities (3)	1,266	2	(154)	(152)	1,114
Collateralized loan obligations	29,272	5	(435)	(430)	28,842
Other debt securities	1,725	—	(122)	(122)	1,603
Total held-to-maturity debt securities	272,360	80	(38,604)	(38,524)	233,836
Total	$414,643	174	(46,954)	(46,556)	368,087
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,536	9	(2,260)	(2,251)	45,285
Non-U.S. government securities	162	—	—	—	162
Securities of U.S. states and political subdivisions (2)	10,958	20	(533)	(513)	10,445
Federal agency mortgage-backed securities	53,302	2	(5,167)	(5,165)	48,137
Non-agency mortgage-backed securities (3)	3,423	1	(140)	(139)	3,284
Collateralized loan obligations	4,071	—	(90)	(90)	3,981
Other debt securities	2,273	75	(48)	27	2,300
Total available-for-sale debt securities	121,725	107	(8,238)	(8,131)	113,594
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,202	—	(1,917)	(1,917)	14,285
Securities of U.S. states and political subdivisions	30,985	8	(4,385)	(4,377)	26,608
Federal agency mortgage-backed securities	216,966	30	(34,252)	(34,222)	182,744
Non-agency mortgage-backed securities (3)	1,253	—	(147)	(147)	1,106
Collateralized loan obligations	29,926	1	(727)	(726)	29,200
Other debt securities	1,727	—	(149)	(149)	1,578
Total held-to-maturity debt securities	297,059	39	(41,577)	(41,538)	255,521
Total	$418,784	146	(49,815)	(49,669)	369,115
(1)Represents amortized cost of the securities, net of the ACL of $7 million and $6 million related to AFS debt securities at June 30, 2023, and December 31, 2022, respectively, and $76 million and $85 million related to HTM debt securities at June 30, 2023, and December 31, 2022, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $4.9 billion at June 30, 2023, and $5.1 billion at December 31, 2022.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2023, and December 31, 2022.
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

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	$—	9	$—	843
Federal agency mortgage-backed securities	—	—	4,225	2,051
Non-agency mortgage-backed securities	22	55	48	159
Total purchases of held-to-maturity debt securities	22	64	4,273	3,053
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	—	28,390	3,687	43,041
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	28,390	$3,687	43,041
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $0 and $320 million in the second quarter and first half of 2023, respectively, and $3.5 billion and $3.9 billion in the second quarter and first half of 2022, respectively, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest income (1):
Available-for-sale	$1,346	683	$2,586	1,385
Held-to-maturity	1,797	1,470	3,543	2,783
Total interest income	3,143	2,153	6,129	4,168
Provision for credit losses:
Available-for-sale	—	3	(39)	4
Held-to-maturity	(1)	(1)	(9)	(14)
Total provision for credit losses	(1)	2	(48)	(10)
Realized gains and losses (2):
Gross realized gains	6	247	6	249
Gross realized losses	(2)	(104)	(2)	(104)
Net realized gains	$4	143	$4	145
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2023, and December 31, 2022.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

70	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2023
Total portfolio (1)	$134,251	99%	$272,436	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$103,877	100%	$221,110	100%
Securities of U.S. states and political subdivisions	21,374	99	18,997	100
Collateralized loan obligations (3)	3,725	100	29,307	100
All other debt securities (4)	5,275	90	3,022	61
December 31, 2022
Total portfolio (1)	$113,594	99%	$297,144	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$93,422	100%	$233,169	100%
Securities of U.S. states and political subdivisions	10,445	99	31,000	100
Collateralized loan obligations (3)	3,981	100	29,972	100
All other debt securities (4)	5,746	89	3,003	63
(1)99% were rated AA- and above at both June 30, 2023, and December 31, 2022.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both June 30, 2023, and December 31, 2022.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both June 30, 2023, and December 31, 2022. Net charge-offs on debt securities were insignificant in the second quarter and first half of both 2023 and 2022.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the second quarter and first half of both 2023 and 2022.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
June 30, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(449)	13,243	(1,862)	32,037	(2,311)	45,280
Non-U.S. government securities	—	—	(1)	83	(1)	83
Securities of U.S. states and political subdivisions	(368)	10,972	(451)	3,117	(819)	14,089
Federal agency mortgage-backed securities	(667)	22,760	(4,329)	33,923	(4,996)	56,683
Non-agency mortgage-backed securities	(4)	166	(130)	2,862	(134)	3,028
Collateralized loan obligations	—	—	(53)	3,699	(53)	3,699
Other debt securities	(2)	155	(34)	1,310	(36)	1,465
Total available-for-sale debt securities	$(1,490)	47,296	(6,860)	77,031	(8,350)	124,327
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(291)	9,870	(1,969)	27,899	(2,260)	37,769
Securities of U.S. states and political subdivisions	(72)	2,154	(461)	2,382	(533)	4,536
Federal agency mortgage-backed securities	(3,580)	39,563	(1,587)	8,481	(5,167)	48,044
Non-agency mortgage-backed securities	(43)	1,194	(97)	2,068	(140)	3,262
Collateralized loan obligations	(65)	3,195	(25)	786	(90)	3,981
Other debt securities	(31)	1,591	(17)	471	(48)	2,062
Total available-for-sale debt securities	$(4,082)	57,567	(4,156)	42,087	(8,238)	99,654
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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2023
Available-for-sale debt securities (1)(2):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$49,200	9,180	28,345	10,168	1,507
Fair value	46,896	8,935	27,075	9,421	1,465
Weighted average yield	1.61%	1.47	1.67	1.58	1.44
Non-U.S. government securities
Amortized cost, net	$163	2	137	24	—
Fair value	162	2	136	24	—
Weighted average yield	4.48%	5.15	4.39	4.91	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$22,163	2,473	4,838	5,066	9,786
Fair value	21,374	2,467	4,798	4,727	9,382
Weighted average yield	2.89%	2.94	3.46	2.99	2.55
Federal agency mortgage-backed securities
Amortized cost, net	$61,974	—	218	808	60,948
Fair value	56,981	—	208	748	56,025
Weighted average yield	3.62%	—	1.96	2.55	3.64
Non-agency mortgage-backed securities
Amortized cost, net	$3,183	—	—	58	3,125
Fair value	3,049	—	—	43	3,006
Weighted average yield	5.11%	—	—	3.38	5.14
Collateralized loan obligations
Amortized cost, net	$3,778	—	4	3,349	425
Fair value	3,725	—	4	3,306	415
Weighted average yield	6.57%	—	6.70	6.57	6.59
Other debt securities
Amortized cost, net	$2,046	37	183	789	1,037
Fair value	2,064	36	178	788	1,062
Weighted average yield	6.20%	6.42	6.77	5.54	6.59
Total available-for-sale debt securities
Amortized cost, net	$142,507	11,692	33,725	20,262	76,828
Fair value	134,251	11,440	32,399	19,057	71,355
Weighted average yield	2.96%	1.80	1.95	2.95	3.58
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.
(2)Amortized cost, net excludes portfolio level basis adjustments of $(224) million.

Wells Fargo & Company	73

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2023
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,789	—	—	—	3,789
Fair value	2,371	—	—	—	2,371
Weighted average yield	1.58%	—	—	—	1.58
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,986	128	551	802	17,505
Fair value	15,637	127	532	785	14,193
Weighted average yield	2.36%	0.36	1.73	2.96	2.37
Federal agency mortgage-backed securities
Amortized cost, net	$217,322	—	—	—	217,322
Fair value	184,269	—	—	—	184,269
Weighted average yield	2.36%	—	—	—	2.36
Non-agency mortgage-backed securities
Amortized cost, net	$1,266	4	22	54	1,186
Fair value	1,114	5	22	51	1,036
Weighted average yield	3.19%	3.01	3.99	4.19	3.13
Collateralized loan obligations
Amortized cost, net	$29,272	—	53	14,947	14,272
Fair value	28,842	—	54	14,807	13,981
Weighted average yield	6.67%	—	6.94	6.77	6.57
Other debt securities
Amortized cost, net	$1,725	—	755	970	—
Fair value	1,603	—	719	884	—
Weighted average yield	4.47%	—	4.10	4.75	—
Total held-to-maturity debt securities
Amortized cost, net	$272,360	132	1,381	16,773	254,074
Fair value	233,836	132	1,327	16,527	215,850
Weighted average yield	2.83%	0.45	3.27	6.46	2.59
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

74	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Jun 30, 2023	Dec 31, 2022
Held for trading at fair value:
Marketable equity securities	$19,253	17,180
Nonmarketable equity securities (1)	11,074	9,730
Total equity securities held for trading (2)	30,327	26,910
Not held for trading:
Fair value:
Marketable equity securities	1,259	1,436
Nonmarketable equity securities	23	37
Total equity securities not held for trading at fair value	1,282	1,473
Equity method:
Private equity	3,144	2,836
Tax-advantaged renewable energy (3)	6,133	6,535
New market tax credit and other	300	298
Total equity method	9,577	9,669
Other methods:
Low-income housing tax credit (LIHTC) investments (3)	12,821	12,186
Private equity (4)	8,912	9,276
Federal Reserve Bank stock and other at cost (5)	4,552	4,900
Total equity securities not held for trading	37,144	37,504
Total equity securities	$67,471	64,414
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
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both June 30, 2023, and December 31, 2022, and $1.0 billion and $1.4 billion of investments in Federal Home Loan Bank stock at June 30, 2023, and December 31, 2022, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$63	(226)	$26	(228)
Nonmarketable equity securities	(15)	(16)	(16)	(38)
Total equity securities carried at fair value	48	(242)	10	(266)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(175)	(576)	(665)	(1,014)
Net unrealized gains (losses) (2)	(12)	144	139	834
Net realized gains from sale	45	59	65	407
Total nonmarketable equity securities not carried at fair value	(142)	(373)	(461)	227
Total net losses from equity securities not held for trading	$(94)	(615)	$(451)	(39)
(1)Includes amounts related to private equity and venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	75

Note 4: Equity Securities (continued)

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$7	144	$168	834
Gross unrealized losses from observable price changes	(19)	—	(29)	—
Impairment write-downs	(172)	(549)	(654)	(944)
Net realized gains from sale	24	45	36	78
Total net losses recognized during the period	$(160)	$(360)	$(479)	(32)
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2023	Dec 31, 2022
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,225	7,141
Gross unrealized losses from observable price changes	(44)	(14)
Impairment write-downs	(3,435)	(2,896)

76	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at both June 30, 2023, and December 31, 2022.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2023, we reversed accrued interest receivable of $19 million for our commercial portfolio segment and $118 million for our consumer portfolio segment, compared with $20 million and $65 million, respectively, for the same period a year ago.

Table 5.1: Loans Outstanding

(in millions)	Jun 30, 2023	Dec 31, 2022
Commercial and industrial	$386,011	386,806
Commercial real estate	154,276	155,802
Lease financing	15,334	14,908
Total commercial	555,621	557,516
Residential mortgage	265,085	269,117
Credit card	47,717	46,293
Auto	51,587	53,669
Other consumer	27,950	29,276
Total consumer	392,339	398,355
Total loans	$947,960	955,871
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2023	Dec 31, 2022
Commercial and industrial	$75,081	78,981
Commercial real estate	7,539	7,619
Lease financing	710	670
Total non-U.S. commercial loans	$83,330	87,270

Wells Fargo & Company	77

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
Table 5.3: Loan Purchases, Sales, and Transfers

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$195	301	496	276	2	278
Sales and net transfers (to)/from LHFS	(568)	(99)	(667)	(751)	(14)	(765)
Six months ended June 30,
Purchases	$611	304	915	376	2	378
Sales and net transfers (to)/from LHFS	(1,683)	(100)	(1,783)	(1,312)	(23)	(1,335)
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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2023, and December 31, 2022, we had $1.2 billion and $1.8 billion, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
We may be a fronting bank, whereby we act as a representative for other lenders, and advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.
The contractual amount of our unfunded credit commitments, including unissued letters of credit, is summarized in Table 5.4. The table is presented net of commitments syndicated to others, including the fronting arrangements described above, and excludes issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase.
Table 5.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2023	Dec 31, 2022
Commercial and industrial (1)	$385,949	388,504
Commercial real estate	25,348	29,518
Total commercial	411,297	418,022
Residential mortgage (2)	34,668	39,155
Credit card	157,271	145,526
Other consumer (3)	78,032	69,244
Total consumer	269,971	253,925
Total unfunded credit commitments	$681,268	671,947
(1)Effective first quarter 2023, unfunded credit commitments exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. Prior period balances have been revised to conform with the current period presentation.
(2)Includes lines of credit totaling $31.9 billion and $35.5 billion as of June 30, 2023, and December 31, 2022, respectively.
(3)Predominantly includes securities-based lines of credit.

78	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $1.2 billion from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Balance, beginning of period	$13,705	12,681	$13,609	13,788
Cumulative effect from change in accounting policy (1)	—	—	(429)	—
Balance, beginning of period, adjusted	13,705	12,681	13,180	13,788
Provision for credit losses	1,839	578	2,968	(197)
Interest income on certain loans (2)	—	(27)	—	(56)
Loan charge-offs:
Commercial and industrial	(147)	(68)	(248)	(124)
Commercial real estate	(81)	(3)	(108)	(3)
Lease financing	(6)	(5)	(13)	(9)
Total commercial	(234)	(76)	(369)	(136)
Residential mortgage	(32)	(46)	(60)	(93)
Credit card	(480)	(287)	(904)	(554)
Auto	(183)	(151)	(400)	(316)
Other consumer	(110)	(94)	(215)	(202)
Total consumer	(805)	(578)	(1,579)	(1,165)
Total loan charge-offs	(1,039)	(654)	(1,948)	(1,301)
Loan recoveries:
Commercial and industrial	28	41	86	120
Commercial real estate	2	7	12	12
Lease financing	4	5	8	10
Total commercial	34	53	106	142
Residential mortgage	44	62	83	130
Credit card	84	88	164	179
Auto	94	83	190	152
Other consumer	19	24	37	49
Total consumer	241	257	474	510
Total loan recoveries	275	310	580	652
Net loan charge-offs	(764)	(344)	(1,368)	(649)
Other	6	(4)	6	(2)
Balance, end of period	$14,786	12,884	$14,786	12,884
Components:
Allowance for loan losses	$14,258	11,786	$14,258	11,786
Allowance for unfunded credit commitments	528	1,098	528	1,098
Allowance for credit losses	$14,786	12,884	$14,786	12,884
Net loan charge-offs (annualized) as a percentage of average total loans	0.32%	0.15	0.29%	0.14
Allowance for loan losses as a percentage of total loans	1.50	1.25	1.50	1.25
Allowance for credit losses for loans as a percentage of total loans	1.56	1.37	1.56	1.37
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior to the adoption of ASU 2022–02, loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognized changes in allowance attributable to the passage of time as interest income.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$7,224	6,481	13,705	7,148	5,533	12,681
Provision for credit losses	1,056	783	1,839	(32)	610	578
Interest income on certain loans (2)	—	—	—	(7)	(20)	(27)
Loan charge-offs	(234)	(805)	(1,039)	(76)	(578)	(654)
Loan recoveries	34	241	275	53	257	310
Net loan charge-offs	(200)	(564)	(764)	(23)	(321)	(344)
Other	1	5	6	(4)	—	(4)
Balance, end of period	$8,081	6,705	14,786	7,082	5,802	12,884
Six months ended June 30,
Balance, beginning of period	$6,956	6,653	13,609	7,791	5,997	13,788
Cumulative effect from change in accounting policy (1)	27	(456)	(429)	—	—	—
Balance, beginning of period, adjusted	6,983	6,197	13,180	7,791	5,997	13,788
Provision for credit losses	1,360	1,608	2,968	(697)	500	(197)
Interest income on certain loans (2)	—	—	—	(16)	(40)	(56)
Loan charge-offs	(369)	(1,579)	(1,948)	(136)	(1,165)	(1,301)
Loan recoveries	106	474	580	142	510	652
Net loan charge-offs	(263)	(1,105)	(1,368)	6	(655)	(649)
Other	1	5	6	(2)	—	(2)
Balance, end of period	$8,081	6,705	14,786	7,082	5,802	12,884
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Prior to the adoption of ASU 2022–02, loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognized changes in allowance attributable to the passage of time as interest income.
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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At June 30, 2023, we had $526.6 billion and $29.0 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the six months ended June 30, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

80	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
June 30, 2023
Commercial and industrial
Pass	$23,104	46,411	26,818	9,572	13,184	6,280	248,358	442	374,169
Criticized	475	932	1,347	599	337	793	7,359	—	11,842
Total commercial and industrial	23,579	47,343	28,165	10,171	13,521	7,073	255,717	442	386,011
Gross charge-offs (1)	46	14	19	3	5	3	158	—	248
Commercial real estate
Pass	8,771	36,283	36,258	14,186	14,228	22,240	6,103	224	138,293
Criticized	1,298	3,223	3,773	1,623	2,672	3,056	338	—	15,983
Total commercial real estate	10,069	39,506	40,031	15,809	16,900	25,296	6,441	224	154,276
Gross charge-offs	—	32	—	—	36	40	—	—	108
Lease financing
Pass	2,439	4,390	2,851	1,523	1,071	1,878	—	—	14,152
Criticized	172	335	252	174	138	111	—	—	1,182
Total lease financing	2,611	4,725	3,103	1,697	1,209	1,989	—	—	15,334
Gross charge-offs	—	3	4	3	2	1	—	—	13
Total commercial loans	$36,259	91,574	71,299	27,677	31,630	34,358	262,158	666	555,621
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2022	2021	2020	2019	2018	Prior
December 31, 2022
Commercial and industrial
Pass	$61,646	31,376	11,128	13,656	3,285	5,739	247,594	842	375,266
Criticized	872	1,244	478	505	665	532	7,244	—	11,540
Total commercial and industrial	62,518	32,620	11,606	14,161	3,950	6,271	254,838	842	386,806
Commercial real estate
Pass	38,022	38,709	16,564	16,409	10,587	16,159	6,765	150	143,365
Criticized	2,785	2,794	965	2,958	1,088	1,688	159	—	12,437
Total commercial real estate	40,807	41,503	17,529	19,367	11,675	17,847	6,924	150	155,802
Lease financing
Pass	4,543	3,336	1,990	1,427	765	1,752	—	—	13,813
Criticized	330	275	190	169	94	37	—	—	1,095
Total lease financing	4,873	3,611	2,180	1,596	859	1,789	—	—	14,908
Total commercial loans	$108,198	77,734	31,315	35,124	16,484	25,907	261,762	992	557,516
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
June 30, 2023
Commercial and industrial	$384,568	489	109	845	386,011
Commercial real estate	151,314	446	9	2,507	154,276
Lease financing	15,118	139	—	77	15,334
Total commercial loans	$551,000	1,074	118	3,429	555,621
December 31, 2022
Commercial and industrial	$384,164	1,313	583	746	386,806
Commercial real estate	153,877	833	134	958	155,802
Lease financing	14,623	166	—	119	14,908
Total commercial loans	$552,664	2,312	717	1,823	557,516

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, Fair Isaac Corporation (FICO) credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment. Gross charge-offs by loan class are included in the following tables for the six months ended June 30, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
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

82	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
By delinquency status:
Current-29 DPD	$7,563	47,273	64,124	36,178	20,093	64,105	9,133	6,933	255,402
30-89 DPD	5	33	47	28	24	595	44	140	916
90+ DPD	—	15	14	10	17	376	28	240	700
Government insured/guaranteed loans (1)	—	13	52	110	128	7,764	—	—	8,067
Total residential mortgage	$7,568	47,334	64,237	36,326	20,262	72,840	9,205	7,313	265,085
By FICO:
740+	$6,986	43,178	60,223	34,287	18,713	54,060	7,235	4,191	228,873
700-739	461	2,553	2,598	1,254	845	4,706	988	1,008	14,413
660-699	90	852	797	408	339	2,418	479	638	6,021
620-659	14	219	197	97	90	1,082	173	332	2,204
<620	2	84	74	59	47	1,206	189	452	2,113
No FICO available	15	435	296	111	100	1,604	141	692	3,394
Government insured/guaranteed loans (1)	—	13	52	110	128	7,764	—	—	8,067
Total residential mortgage	$7,568	47,334	64,237	36,326	20,262	72,840	9,205	7,313	265,085
By LTV/CLTV:
0-80%	$7,487	36,290	62,637	35,948	19,871	64,653	9,024	7,113	243,023
80.01-100%	70	10,770	1,462	197	193	212	140	141	13,185
>100% (2)	—	177	28	11	13	32	25	30	316
No LTV available	11	84	58	60	57	179	16	29	494
Government insured/guaranteed loans (1)	—	13	52	110	128	7,764	—	—	8,067
Total residential mortgage	$7,568	47,334	64,237	36,326	20,262	72,840	9,205	7,313	265,085
Gross charge-offs	$—	—	—	—	—	28	2	30	60
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$48,581	65,705	37,289	20,851	6,190	61,680	11,031	6,913	258,240
30-89 DPD	65	66	32	33	21	683	58	159	1,117
90+ DPD	6	17	15	25	15	530	32	260	900
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By FICO:
740+	$43,976	61,450	35,221	19,437	5,610	51,551	8,664	4,139	230,048
700-739	3,245	2,999	1,419	941	314	4,740	1,159	1,021	15,838
660-699	1,060	851	438	306	169	2,388	567	656	6,435
620-659	211	248	106	82	50	1,225	223	349	2,494
<620	59	81	44	46	28	1,323	227	466	2,274
No FICO available	101	159	108	97	55	1,666	281	701	3,168
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By LTV/CLTV:
0-80%	$40,869	64,613	37,145	20,744	6,155	62,593	10,923	7,188	250,230
80.01-100%	7,670	1,058	112	97	30	107	109	97	9,280
>100% (2)	48	20	13	6	3	23	28	16	157
No LTV available	65	97	66	62	38	170	61	31	590
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
(1)Government insured or guaranteed loans represent loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $2.8 billion and $3.2 billion at June 30, 2023, and December 31, 2022, respectively.
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
For the six months ended June 30, 2023, we had gross charge-offs in the credit card portfolio of $861 million for revolving loans and $43 million for revolving loans converted to term loans.
Table 5.10: Credit Quality Indicators for Credit Card Loans

	June 30, 2023			December 31, 2022
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$46,343	285	46,628	45,131	223	45,354
30-89 DPD	524	34	558	457	27	484
90+ DPD	513	18	531	441	14	455
Total credit cards	$47,380	337	47,717	46,029	264	46,293
By FICO:
740+	$17,730	21	17,751	16,681	19	16,700
700-739	10,894	44	10,938	10,640	37	10,677
660-699	9,653	69	9,722	9,573	55	9,628
620-659	4,826	59	4,885	4,885	45	4,930
<620	4,168	143	4,311	4,071	107	4,178
No FICO available	109	1	110	179	1	180
Total credit cards	$47,380	337	47,717	46,029	264	46,293
Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
By delinquency status:
Current-29 DPD	$8,891	15,767	15,507	5,790	3,254	979	—	—	50,188
30-89 DPD	15	297	563	217	129	67	—	—	1,288
90+ DPD	1	28	52	16	9	5	—	—	111
Total auto	$8,907	16,092	16,122	6,023	3,392	1,051	—	—	51,587
By FICO:
740+	$5,979	7,901	6,879	2,505	1,509	421	—	—	25,194
700-739	1,426	2,480	2,416	971	540	157	—	—	7,990
660-699	917	2,223	2,249	863	444	129	—	—	6,825
620-659	368	1,531	1,613	575	289	94	—	—	4,470
<620	217	1,953	2,935	1,084	582	229	—	—	7,000
No FICO available	—	4	30	25	28	21	—	—	108
Total auto	$8,907	16,092	16,122	6,023	3,392	1,051	—	—	51,587
Gross charge-offs	$1	118	195	51	29	6	—	—	400
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2022	2021	2020	2019	2018	Prior			Total
December 31, 2022
By delinquency status:
Current-29 DPD	$19,101	19,126	7,507	4,610	1,445	421	—	—	52,210
30-89 DPD	218	585	253	167	69	45	—	—	1,337
90+ DPD	23	56	22	13	4	4	—	—	122
Total auto	$19,342	19,767	7,782	4,790	1,518	470	—	—	53,669
By FICO:
740+	$9,361	8,233	3,193	2,146	664	166	—	—	23,763
700-739	3,090	3,033	1,287	788	238	64	—	—	8,500
660-699	2,789	2,926	1,163	641	192	58	—	—	7,769
620-659	2,021	2,156	796	421	130	47	—	—	5,571
<620	2,062	3,389	1,316	756	263	126	—	—	7,912
No FICO available	19	30	27	38	31	9	—	—	154
Total auto	$19,342	19,767	7,782	4,790	1,518	470	—	—	53,669

84	Wells Fargo & Company

Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
By delinquency status:
Current-29 DPD	$2,195	2,825	870	242	151	85	21,352	117	27,837
30-89 DPD	6	28	10	2	2	3	14	5	70
90+ DPD	1	10	4	1	1	1	13	12	43
Total other consumer	$2,202	2,863	884	245	154	89	21,379	134	27,950
By FICO:
740+	$1,317	1,354	390	117	67	38	1,347	34	4,664
700-739	440	540	154	44	26	15	510	17	1,746
660-699	262	443	126	22	20	12	401	15	1,301
620-659	64	188	60	9	9	8	154	14	506
<620	20	131	56	10	11	8	142	17	395
No FICO available (1)	99	207	98	43	21	8	18,825	37	19,338
Total other consumer	$2,202	2,863	884	245	154	89	21,379	134	27,950
Gross charge-offs (2)	$54	83	28	5	5	3	30	7	215
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$3,718	1,184	341	240	63	83	23,431	117	29,177
30-89 DPD	17	12	2	3	1	2	14	8	59
90+ DPD	5	5	1	1	—	1	13	14	40
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
By FICO:
740+	$1,908	546	174	112	21	50	1,660	43	4,514
700-739	726	216	62	44	10	13	568	18	1,657
660-699	527	177	34	33	9	8	449	19	1,256
620-659	204	81	13	14	4	5	181	11	513
<620	89	64	14	16	5	5	154	18	365
No FICO available (1)	286	117	47	25	15	5	20,446	30	20,971
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
(1)Substantially all loans do not require a FICO score and are revolving securities-based loans originated by the Wealth and Investment Management operating segment.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	85

Note 5: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	2023	2022
Commercial and industrial	$845	746	241	174	12	41
Commercial real estate	2,507	958	97	134	14	28
Lease financing	77	119	5	5	—	—
Total commercial	3,429	1,823	343	313	26	69
Residential mortgage	3,289	3,611	2,197	2,316	98	111
Auto	135	153	—	—	10	14
Other consumer	33	39	—	—	2	2
Total consumer	3,457	3,803	2,197	2,316	110	127
Total nonaccrual loans	$6,886	5,626	2,540	2,629	136	196
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $883 million and $1.0 billion at June 30, 2023, and December 31, 2022, respectively, which included $656 million and $771 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2023	Dec 31, 2022
Total:	$3,485	4,340
Less: FHA insured/VA guaranteed (1)	2,686	3,005
Total, not government insured/guaranteed	$799	1,335
By segment and class, not government insured/guaranteed:
Commercial and industrial	$109	583
Commercial real estate	9	134
Total commercial	118	717
Residential mortgage	25	28
Credit card	531	455
Auto	96	111
Other consumer	29	24
Total consumer	681	618
Total, not government insured/guaranteed	$799	1,335
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

86	Wells Fargo & Company

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
Our residential mortgage loan modification programs may offer a short-term payment deferral based upon the borrower's demonstrated hardship, up to 12 months. If additional assistance is needed after 12 months, the borrower may request another loan modification. Modifications may also include a trial payment period of three months to determine if the borrower can perform in accordance with the proposed permanent loan modification terms. Loans in a trial payment period continue to advance through delinquency status and accrue interest according to their original terms. Loans in a trial payment period are excluded from our loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $132 million at June 30, 2023.
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
The following disclosures provide information on loan modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period, resulting in an amortized cost balance of zero at the end of the period, are not included in the disclosures below. Additionally, where amortized cost balances are presented below, accrued interest receivable is excluded. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Borrowers experiencing financial difficulty with modified terms mandated by a bankruptcy court are considered contractually modified loans and are included in these disclosures. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the second quarter and first half of 2023.
Table 5.15 presents the amortized cost of modified commercial loans by class of financing receivable and by modification type.
Table 5.15: Commercial Loan Modifications

	Modification type (1)						Modifications as a % of loan class
($ in millions)	Interest rate reduction	Payment delay	Term extension	Term extension & payment delay	All other modifications and combinations	Total
Quarter ended June 30, 2023
Commercial and industrial	$5	21	199	4	—	229	0.06%
Commercial real estate	—	—	148	—	1	149	0.10
Total commercial	$5	21	347	4	1	378	0.07
Six months ended June 30, 2023
Commercial and industrial	$9	23	226	5	1	264	0.07%
Commercial real estate	7	1	190	—	2	200	0.13
Total commercial	$16	24	416	5	3	464	0.09
(1)There were no principal forgiveness modifications for the quarter and six months ended June 30, 2023.
Table 5.15a presents the financial effects of modifications made to commercial loans presented by class of financing receivable.
Table 5.15a: Financial Effects of Commercial Loan Modifications

	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (months)
Quarter ended June 30, 2023
Commercial and industrial	13.86%	10	6
Commercial real estate	0.71	34	7
Six months ended June 30, 2023
Commercial and industrial	12.62%	9	7
Commercial real estate	3.47	15	10

Wells Fargo & Company	87

Note 5: Loans and Related Allowance for Credit Losses (continued)
Commercial loans that received a modification during the second quarter and first half of 2023, and subsequently defaulted were insignificant. Defaults that occur on commercial modifications are reported based on a payment default definition of 90 days past due.
Table 5.15b provides past due information for modified commercial loans. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during the second quarter and first half of 2023, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.15b: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2023
Commercial and industrial	$235	3	1	239	5	15
Commercial real estate	124	76	—	200	—	—
Total commercial	$359	79	1	439	5	15
Table 5.16 presents the amortized cost of modified consumer loans by class of financing receivable and by modification type.
Table 5.16: Consumer Loan Modifications

	Modification type
($ in millions)	Interest rate reduction	Payment delay (1)	Term extension	Interest rate reduction & term extension	Term extension & payment delay	Interest rate reduction, term extension & payment delay	All other modifications and combinations (2)	Total	Modifications as a % of loan class
Quarter ended June 30, 2023
Residential mortgage	$3	213	17	10	25	22	1	291	0.11%
Credit card	126	—	—	—	—	—	—	126	0.26
Auto	1	9	—	—	—	—	—	10	0.02
Other consumer	3	1	—	8	—	—	—	12	0.04
Total consumer	$133	223	17	18	25	22	1	439	0.11
Six months ended June 30, 2023
Residential mortgage	$7	461	41	23	54	53	3	642	0.24%
Credit card	230	—	—	—	—	—	—	230	0.48
Auto	2	13	—	—	—	—	—	15	0.03
Other consumer	6	2	—	13	—	—	—	21	0.08
Total consumer	$245	476	41	36	54	53	3	908	0.23
(1)Includes residential mortgage loan modifications that defer a set amount of principal to the end of the loan term.
(2)Includes principal forgiveness and other combinations of modifications.
Table 5.16a presents the financial effects of modifications made to consumer loans by class of financing receivable.
Table 5.16a: Financial Effects of Consumer Loan Modifications (1)

	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (years)
Quarter ended June 30, 2023
Residential mortgage (2)	1.55%	4	9.4
Credit card	22.17	N/A	N/A
Auto	3.86	6	N/A
Other consumer	12.15	3	10.9
Six months ended June 30, 2023
Residential mortgage (2)	1.57%	4	9.8
Credit card	21.92	N/A	N/A
Auto	3.94	6	N/A
Other consumer	11.69	4	2.7
(1)Principal forgiven was insignificant for the quarter and six months ended June 30, 2023.
(2)Excludes the financial effects of residential mortgage loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 26.8 years for the quarter ended June 30, 2023, and 27.0 years for the six months ended June 30, 2023.

88	Wells Fargo & Company

Consumer loans that received a modification during the second quarter and first half of 2023, and subsequently defaulted during the respective period totaled $141 million and $158 million, respectively, and predominantly related to payment delay modifications in the residential mortgage loan portfolio. Defaults that occur on consumer modifications are reported based on a payment default definition of 60 days past due.
Table 5.16b provides past due information for modified consumer loans. For loan modifications that include a payment delay, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during the second quarter and first half of 2023, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.16b: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2023
Residential mortgage (1)	$283	45	139	467	2	3
Credit card (2)	167	36	27	230	16	20
Auto	14	1	—	15	—	—
Other consumer	18	2	1	21	1	1
Total	$482	84	167	733	19	24
(1)Includes loans that were past due prior to entering a payment delay modification. Delinquency advancement is paused during the deferral period and resumes upon exit.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three months of consecutive payment performance.
Commitments to lend additional funds on commercial loans that were modified during the six months ended June 30, 2023, were $82 million, substantially all of which were in the commercial and industrial portfolio. Commitments to lend additional funds on consumer loans that were modified during the six months ended June 30, 2023, were insignificant.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  In January 2023, we adopted ASU 2022-02, which eliminated the accounting and reporting guidance for TDRs. For additional information, see Note 1 (Summary of Significant Accounting Policies). The following disclosures present TDR information for the periods ended December 31, 2022, and June 30, 2022. When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.2 billion at December 31, 2022. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-19-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
We may require some consumer borrowers experiencing financial difficulty to make trial payments, generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classified and accounted for as TDRs through December 31, 2022, prior to the adoption of ASU 2022-02. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms.
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

Wells Fargo & Company	89

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended June 30, 2022
Commercial and industrial	$—	8	75	83	—	7.09%	$8
Commercial real estate	—	5	38	43	—	0.62	5
Lease financing	—	—	1	1	—	—	—
Total commercial	—	13	114	127	—	4.38	13
Residential mortgage	—	127	350	477	2	1.54	127
Credit card	—	63	—	63	—	19.23	63
Auto	—	1	8	9	2	4.02	1
Other consumer	—	4	—	4	—	11.01	4
Trial modifications (5)	—	—	41	41	—	—	—
Total consumer	—	195	399	594	4	7.47	195
Total	$—	208	513	721	4	7.28	$208
Six months ended June 30, 2022
Commercial and industrial	$—	14	148	162	—	8.37%	$14
Commercial real estate	—	10	65	75	—	0.99	10
Lease financing	—	—	1	1	—	—	—
Total commercial	—	24	214	238	—	5.27	24
Residential mortgage	1	195	686	882	3	1.58	195
Credit card	—	133	—	133	—	19.17	133
Auto	1	4	48	53	11	4.64	4
Other consumer	—	7	1	8	—	11.31	7
Trial modifications (5)	—	—	252	252	—	—	—
Total consumer	2	339	987	1,328	14	8.73	339
Total	$2	363	1,201	1,566	14	8.50%	$363
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $132 million for the quarter ended June 30, 2022, and $250 million for the first half of 2022.
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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	June 30, 2022
(in millions)	Quarter ended	Six months ended
Commercial and industrial	$3	52
Commercial real estate	8	10
Lease financing	—	—
Total commercial	11	62
Residential mortgage	51	58
Credit card	8	13
Auto	7	13
Other consumer	1	1
Total consumer	67	85
Total	$78	147

90	Wells Fargo & Company

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.1 billion and $1.2 billion, with an estimated fair value of $1.9 billion and $2.1 billion, at June 30, 2023 and 2022, respectively. Table 6.1 presents the changes in MSRs measured using the fair value method.
Table 6.1: Analysis of Changes in Fair Value MSRs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Fair value, beginning of period	$8,819	8,511	$9,310	6,920
Originations/purchases	47	322	95	664
Sales and other (1)	(606)	(251)	(599)	(250)
Net additions	(559)	71	(504)	414
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (2)	318	949	137	2,648
Servicing and foreclosure costs (3)	1	(9)	2	(12)
Discount rates	—	31	(25)	86
Prepayment estimates and other (4)	(3)	(103)	(23)	(249)
Net changes in valuation inputs or assumptions	316	868	91	2,473
Changes due to collection/realization of expected cash flows (5)	(325)	(287)	(646)	(644)
Total changes in fair value	(9)	581	(555)	1,829
Fair value, end of period	$8,251	9,163	$8,251	9,163
(1)In second quarter 2022, MSRs decreased $244 million due to the sale of interest-only strips related to excess servicing cash flows from agency residential mortgage-backed securitizations.
(2)Includes prepayment rate changes as well as other valuation changes due to changes in market interest rates. To reduce exposure to changes in interest rates, MSRs are economically hedged with derivative instruments.
(3)Includes costs to service and unreimbursed foreclosure costs.
(4)Represents other changes in valuation model inputs or assumptions, including prepayment rate estimation changes that are independent of mortgage interest rate changes.
(5)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
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
Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2023	Dec 31, 2022
Fair value of interests held	$8,251	9,310
Expected weighted-average life (in years)	6.2	6.3

Key assumptions:
Prepayment rate assumption (1)	9.2%	9.4
Impact on fair value from 10% adverse change	$249	288
Impact on fair value from 25% adverse change	595	688

Discount rate assumption	9.2%	9.1
Impact on fair value from 100 basis point increase	$316	368
Impact on fair value from 200 basis point increase	608	707

Cost to service assumption ($ per loan)	102	102
Impact on fair value from 10% adverse change	159	171
Impact on fair value from 25% adverse change	397	427
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
result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	91

Note 6:  Mortgage Banking Activities (continued)
We present the components of our managed servicing portfolio in Table 6.3 at unpaid principal balance for loans serviced and subserviced for others and at carrying value for owned loans serviced.
Table 6.3: Managed Servicing Portfolio

(in billions)	Jun 30, 2023	Dec 31, 2022
Residential mortgage servicing:
Serviced and subserviced for others	$637	681
Owned loans serviced	267	273
Total residential servicing	904	954
Commercial mortgage servicing:
Serviced and subserviced for others	562	577
Owned loans serviced	131	133
Total commercial servicing	693	710
Total managed servicing portfolio	$1,597	1,664
Total serviced for others, excluding subserviced for others	$1,162	1,246
MSRs as a percentage of loans serviced for others	0.80%	0.84
Weighted average note rate (mortgage loans serviced for others)	4.44	4.30

At June 30, 2023, and December 31, 2022, we had servicer advances, net of an allowance for uncollectible amounts, of $2.1 billion and $2.5 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored entities (GSEs), insurer or borrower.
The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. Servicing advances on owned loans are written-off when deemed uncollectible.
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2023	2022	2023	2022
Contractually specified servicing fees, late charges and ancillary fees		$547	645	$1,114	1,280
Unreimbursed servicing costs (1)		(45)	(57)	(78)	(81)
Amortization for commercial MSRs		(62)	(64)	(123)	(123)
Changes due to collection/realization of expected cash flows (2)	(A)	(325)	(287)	(646)	(644)
Net servicing fees		115	237	267	432
Changes in fair value of MSRs due to valuation inputs or assumptions (3)	(B)	316	868	91	2,473
Net derivative gains (losses) from economic hedges (4)		(331)	(980)	(146)	(2,626)
Market-related valuation changes to MSRs, net of hedge results		(15)	(112)	(55)	(153)
Total net servicing income		100	125	212	279
Net gains on mortgage loan originations/sales (5)		102	162	222	701
Total mortgage banking noninterest income		$202	287	$434	980
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$(9)	581	$(555)	1,829
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs and transaction costs associated with sales of MSRs.
(2)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(3)Refer to the analysis of changes in fair value MSRs presented in Table 6.1 in this Note for more detail.
(4)See Note 11 (Derivatives) for additional information on economic hedges.
(5)Includes net gains (losses) of $89 million and $50 million in the second quarter and first half of 2023, respectively, and $710 million and $2.0 billion in the second quarter and first half of 2022, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

92	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Table 7.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 7.1: Intangible Assets

	June 30, 2023			December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets:
MSRs	$4,989	(3,895)	1,094	4,942	(3,772)	1,170
Customer relationship and other intangibles	773	(628)	145	754	(602)	152
Total amortized intangible assets	$5,762	(4,523)	1,239	5,696	(4,374)	1,322
Unamortized intangible assets:
MSRs (carried at fair value)	$8,251			9,310
Goodwill	25,175			25,173

Table 7.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2023. Future amortization expense may vary from these projections.
Table 7.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Six months ended June 30, 2023 (actual)	$123	26	149
Estimate for the remainder of 2023	$117	26	143
Estimate for year ended December 31,
2024	213	43	256
2025	184	35	219
2026	148	29	177
2027	117	2	119
2028	97	2	99
Table 7.3 shows the allocation of goodwill to our reportable operating segments.
Table 7.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2022	$16,418	2,931	5,375	344	105	25,173
Foreign currency translation	—	2	—	—	—	2
June 30, 2023	$16,418	2,933	5,375	344	105	25,175
Table 7.4 presents the components of other assets.
Table 7.4: Other Assets

(in millions)	Jun 30, 2023	Dec 31, 2022
Corporate/bank-owned life insurance (1)	$20,889	20,807
Accounts receivable (2)	30,599	23,646
Interest receivable:
AFS and HTM debt securities	1,667	1,572
Loans	3,638	3,470
Trading and other	829	767
Operating lease assets (lessor)	5,510	5,790
Operating lease ROU assets (lessee)	3,659	3,837
Other (3)(4)	16,124	15,949
Total other assets	$82,915	75,838
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

Wells Fargo & Company	93

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2022 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $180 million and $185 million for the quarters ended June 30, 2023 and 2022, respectively, and $357 million and $373 million for the first half of 2023 and 2022, respectively.
Table 8.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest income on lease financing	$176	152	$345	304
Other lease revenue:
Variable revenue on lease financing	24	27	49	57
Fixed revenue on operating leases	245	242	494	487
Variable revenue on operating leases	13	14	24	29
Other lease-related revenue (1)	25	50	87	87
Noninterest income on leases	307	333	654	660
Total leasing revenue	$483	485	$999	964
(1)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 8.2 presents balances for our operating leases.

Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2023	Dec 31, 2022
ROU assets	$3,659	3,837
Lease liabilities	4,262	4,465
Table 8.3 provides the composition of our lease costs, which are predominantly included in net occupancy expense.
Table 8.3: Lease Costs

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Fixed lease expense – operating leases	$248	253	$499	506
Variable lease expense	70	70	141	143
Other (1)	(10)	(8)	(26)	(18)
Total lease costs	$308	315	$614	631
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

94	Wells Fargo & Company

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
In July 2023, we issued $1.725 billion of our Preferred Stock, Series EE.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		June 30, 2023				December 31, 2022
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,981	3,968	3,200	4,025,000	3,967,986	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A	9/15/2023	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	3/15/2024	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2024	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Total		4,776,800	4,714,427	$20,216	19,448	4,776,800	4,714,432	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended June 30, 2023, and June 30, 2022.

Wells Fargo & Company	95

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

AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. Shareholders filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. On May 1, 2023, the court granted preliminary approval of an agreement pursuant to which the Company agreed to pay $300 million to resolve this action. Additionally, a number of other lawsuits were filed by non-governmental parties seeking damages or other remedies related to these CPI policies and related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements. As previously disclosed, the Company entered into various settlements to resolve these lawsuits, while others were dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. On December 20, 2022, the Company entered into a consent order with the CFPB to resolve the CFPB’s investigations related to automobile lending, consumer deposit accounts, and mortgage lending. The consent order requires, among other things, remediation to customers and the payment of a $1.7 billion civil penalty to the CFPB. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.
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
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders have brought a putative securities fraud class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. On May 16, 2023, the court granted preliminary approval of an agreement pursuant to which the Company agreed to pay $1.0 billion to resolve this action. Allegations related to the Company’s efforts to comply with these three consent orders are also among the subjects of shareholder derivative lawsuits filed in California state and federal court.
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

96	Wells Fargo & Company

defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. On March 15, 2023, the Second Circuit affirmed the damages class settlement. Settlement objector merchants filed a petition for a rehearing by the Second Circuit en banc, which was denied. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. Several of the opt-out and direct action litigations have been settled while others remain pending.
RECORD-KEEPING INVESTIGATIONS The United States Securities and Exchange Commission and the United States Commodity Futures Trading Commission have undertaken investigations regarding the Company’s compliance with records retention requirements relating to business communications sent over unapproved electronic messaging channels. The Company is in resolution discussions with these agencies, although there can be no assurance as to the outcome of these discussions.
RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.
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
OUTLOOK  As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.5 billion as of June 30, 2023. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	97

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

Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2023			December 31, 2022
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$313,176	615	562	263,876	670	579
Commodity contracts	4,629	58	39	1,681	9	25
Foreign exchange contracts	4,875	71	485	15,544	161	1,015
Total derivatives designated as qualifying hedging instruments		744	1,086		840	1,619
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	64,868	348	204	65,727	410	253
Equity contracts (1)	4,856	149	45	3,326	—	242
Foreign exchange contracts	33,940	177	410	38,139	490	968
Credit contracts	360	16	—	290	14	—
Subtotal		690	659		914	1,463
Customer accommodation trading and other derivatives:
Interest rate contracts	13,385,477	35,103	41,032	10,156,300	40,006	42,641
Commodity contracts	85,438	3,110	2,565	96,001	5,991	3,420
Equity contracts	402,439	12,632	13,288	390,427	9,573	8,012
Foreign exchange contracts	1,681,353	16,244	17,797	1,475,224	21,562	24,703
Credit contracts	53,003	63	25	45,359	52	36
Subtotal		67,152	74,707		77,184	78,812
Total derivatives not designated as hedging instruments		67,842	75,366		78,098	80,275
Total derivatives before netting		68,586	76,452		78,938	81,894
Netting		(50,596)	(55,021)		(56,164)	(61,827)
Total		$17,990	21,431		22,774	20,067
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

98	Wells Fargo & Company

Table 11.2: Offsetting of Derivative Assets and Liabilities

	June 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$34,048	37,461	37,000	37,598
OTC cleared	389	497	649	845
Exchange traded	255	283	262	193
Total interest rate contracts	34,692	38,241	37,911	38,636
Commodity contracts
OTC	2,379	1,967	4,833	2,010
Exchange traded	588	501	876	1,134
Total commodity contracts	2,967	2,468	5,709	3,144
Equity contracts
OTC	6,130	8,739	4,269	4,475
Exchange traded	3,731	2,939	3,742	2,409
Total equity contracts	9,861	11,678	8,011	6,884
Foreign exchange contracts
OTC	16,316	17,756	21,537	26,127
Total foreign exchange contracts	16,316	17,756	21,537	26,127
Credit contracts
OTC	54	16	39	22
Total credit contracts	54	16	39	22
Total derivatives subject to enforceable master netting arrangements, gross	63,890	70,159	73,207	74,813
Less: Gross amounts offset
Counterparty netting (1)	(45,600)	(45,611)	(49,115)	(49,073)
Cash collateral netting	(4,996)	(9,410)	(7,049)	(12,754)
Total derivatives subject to enforceable master netting arrangements, net	13,294	15,138	17,043	12,986
Derivatives not subject to enforceable master netting arrangements (2)	4,696	6,293	5,731	7,081
Total derivatives recognized in consolidated balance sheet, net	17,990	21,431	22,774	20,067
Non-cash collateral	(2,369)	(3,502)	(3,517)	(582)
Total Derivatives, net	$15,621	17,929	19,257	19,485
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $305 million and $372 million and debit valuation adjustments related to derivative liabilities were $316 million and $331 million as of June 30, 2023, and December 31, 2022, respectively, and were primarily related to interest rate contracts.
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
We estimate $947 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2023, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of June 30, 2023, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

Wells Fargo & Company	99

Note 11: Derivatives (continued)

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,115	2,390	(2,693)	N/A	(811)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(68)	(115)	—	(183)	183
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,000)
Total gains (losses) (pre-tax) on interest rate contracts	(68)	(115)	—	(183)	(817)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(68)	(115)	(2)	(185)	(816)
Quarter ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,116	419	(1,011)	N/A	(111)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	11	34	—	45	(45)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(101)
Total gains (losses) (pre-tax) on interest rate contracts	11	34	—	45	(146)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(13)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	(11)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$11	34	(2)	43	(157)
Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$27,433	4,378	(5,204)	N/A	(308)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(121)	(173)	—	(294)	294
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(617)
Total gains (losses) (pre-tax) on interest rate contracts	(121)	(173)	—	(294)	(323)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(121)	(173)	(4)	(298)	(319)
Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$15,334	509	(1,772)	N/A	(84)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(5)	38	—	33	(33)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(149)
Total gains (losses) (pre-tax) on interest rate contracts	(5)	38	—	33	(182)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(16)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	(12)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(5)	38	(4)	29	(194)

100	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,037	(3,805)	(2,693)	412	N/A	(811)
Interest contracts
Amounts related to cash flows on derivatives	331	(82)	(850)	—	(601)	N/A
Recognized on derivatives	937	(276)	(2,587)	—	(1,926)	—
Recognized on hedged items	(937)	278	2,575	—	1,916	N/A
Total gains (losses) (pre-tax) on interest rate contracts	331	(80)	(862)	—	(611)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(48)	—	(48)	N/A
Recognized on derivatives	—	—	(18)	(8)	(26)	5
Recognized on hedged items	—	—	14	8	22	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(52)	—	(52)	5
Commodity contracts
Recognized on derivatives	—	—	—	109	109	—
Recognized on hedged items	—	—	—	(90)	(90)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	19	19	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$331	(80)	(914)	19	(644)	5
Quarter ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,702	(158)	(1,011)	566	N/A	(111)
Interest contracts
Amounts related to cash flows on derivatives	(45)	23	336	—	314	N/A
Recognized on derivatives	768	(70)	(5,202)	—	(4,504)	—
Recognized on hedged items	(753)	68	5,128	—	4,443	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(30)	21	262	—	253	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(21)	—	(21)	N/A
Recognized on derivatives	—	—	(315)	(929)	(1,244)	46
Recognized on hedged items	—	—	333	898	1,231	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(31)	(34)	46
Commodity contracts
Recognized on derivatives	—	—	—	228	228	—
Recognized on hedged items	—	—	—	(217)	(217)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	11	11	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(30)	21	259	(20)	230	46
(continued on following page)

Wells Fargo & Company	101

Note 11: Derivatives (continued)

(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,820	(6,566)	(5,204)	992	N/A	(308)
Interest contracts
Amounts related to cash flows on derivatives	600	(112)	(1,532)	—	(1,044)	N/A
Recognized on derivatives	237	(171)	(229)	—	(163)	—
Recognized on hedged items	(245)	170	215	—	140	N/A
Total gains (losses) (pre-tax) on interest rate contracts	592	(113)	(1,546)	—	(1,067)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(151)	—	(151)	N/A
Recognized on derivatives	—	—	34	27	61	11
Recognized on hedged items	—	—	(46)	(21)	(67)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(163)	6	(157)	11
Commodity contracts
Recognized on derivatives	—	—	—	97	97	—
Recognized on hedged items	—	—	—	(65)	(65)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	32	32	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$592	(113)	(1,709)	38	(1,192)	11
Six months ended June 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$5,265	(241)	(1,772)	1,258	N/A	(84)
Interest contracts
Amounts related to cash flows on derivatives	(86)	64	817	—	795	N/A
Recognized on derivatives	2,030	(215)	(12,071)	—	(10,256)	—
Recognized on hedged items	(2,001)	211	11,941	—	10,151	N/A
Total gains (losses) (pre-tax) on interest rate contracts	(57)	60	687	—	690	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(17)	—	(17)	N/A
Recognized on derivatives	—	—	(771)	(1,171)	(1,942)	110
Recognized on hedged items	—	—	778	1,139	1,917	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(10)	(32)	(42)	110
Commodity contracts
Recognized on derivatives	—	—	—	136	136	—
Recognized on hedged items	—	—	—	(130)	(130)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	6	6	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$(57)	60	677	(26)	654	110

102	Wells Fargo & Company

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
June 30, 2023
Available-for-sale debt securities (4)(5)	$52,703	(3,186)	15,113	602
Other assets	2,013	(49)	—	—
Deposits	(65,415)	374	(10)	—
Long-term debt	(129,708)	13,970	(34)	3
December 31, 2022
Available-for-sale debt securities (4)	$39,423	(3,859)	16,100	722
Other assets	1,663	38	—	—
Deposits	(41,687)	205	(10)	—
Long-term debt	(130,997)	13,862	(5)	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $673 million and $739 million for available-for-sale debt securities as of June 30, 2023, and December 31, 2022, respectively. There was no carrying amount related to long-term debt at both June 30, 2023, and December 31, 2022.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $35 million and $802 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of June 30, 2023, and $39 million and $334 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2022, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $(224) million for hedged items currently designated as of June 30, 2023, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $23.0 billion from closed portfolios of financial assets totaling $26.1 billion.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on our derivatives activities, see Note 14 (Derivatives) in our 2022 Form 10-K.

Wells Fargo & Company	103

Note 11: Derivatives (continued)

Table 11.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) on trading and securities	Other	Total	Personnel expense
Quarter ended June 30, 2023
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(242)	—	(98)	(340)	—
Equity contracts	—	—	(81)	(81)	(172)
Foreign exchange contracts	—	—	(327)	(327)	—
Credit contracts	—	—	—	—	—
Subtotal	(242)	—	(506)	(748)	(172)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(9)	499	—	490	—
Commodity contracts	—	87	—	87	—
Equity contracts	—	(1,440)	(119)	(1,559)	—
Foreign exchange contracts	—	893	—	893	—
Credit contracts	—	(20)	—	(20)	—
Subtotal	(9)	19	(119)	(109)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(251)	19	(625)	(857)	(172)
Quarter ended June 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(270)	—	(26)	(296)	—
Equity contracts (2)	—	—	11	11	577
Foreign exchange contracts	—	—	838	838	—
Credit contracts	—	—	2	2	—
Subtotal	(270)	—	825	555	577
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(314)	2,791	—	2,477	—
Commodity contracts	—	104	—	104	—
Equity contracts	—	3,901	(76)	3,825	—
Foreign exchange contracts	—	318	—	318	—
Credit contracts	—	29	—	29	—
Subtotal	(314)	7,143	(76)	6,753	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(584)	7,143	749	7,308	577
(continued on following page)

104	Wells Fargo & Company

(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains (losses) from trading and securities	Other	Total	Personnel expense
Six months ended June 30, 2023
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(96)	—	(50)	(146)	—
Equity contracts	—	—	(161)	(161)	(363)
Foreign exchange contracts	—	—	(693)	(693)	—
Credit contracts	—	—	(1)	(1)	—
Subtotal	(96)	—	(905)	(1,001)	(363)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(11)	163	—	152	—
Commodity contracts	—	199	—	199	—
Equity contracts	—	(2,910)	(183)	(3,093)	—
Foreign exchange contracts	—	794	—	794	—
Credit contracts	—	(27)	—	(27)	—
Subtotal	(11)	(1,781)	(183)	(1,975)	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(107)	(1,781)	(1,088)	(2,976)	(363)
Six months ended June 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(638)	—	(52)	(690)	—
Equity contracts (2)	—	—	16	16	843
Foreign exchange contracts	—	—	1,069	1,069	—
Credit contracts	—	—	7	7	—
Subtotal	(638)	—	1,040	402	843
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(812)	6,005	—	5,193	—
Commodity contracts	—	217	—	217	—
Equity contracts	—	4,904	(114)	4,790	—
Foreign exchange contracts	—	645	—	645	—
Credit contracts	—	41	—	41	—
Subtotal	(812)	11,812	(114)	10,886	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(1,450)	11,812	926	11,288	843
(1)Mortgage banking amounts for the second quarter and first half of 2023 are comprised of gains (losses) of $(331) million and $(146) million, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $89 million and $50 million, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the second quarter and first half of 2022 are comprised of gain (losses) of $(980) million and $(2.6) billion, respectively, offset by gains (losses) of $710 million and $2.0 billion, respectively.
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	105

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
Table 11.7 provides details of sold credit derivatives.

Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
June 30, 2023
Credit default swaps	$14,273	1,677
Risk participation swaps	6,460	6,250
Total credit derivatives	$20,733	7,927
December 31, 2022
Credit default swaps	$12,733	1,860
Risk participation swaps	6,728	6,518
Total credit derivatives	$19,461	8,378

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
Table 11.8: Credit-Risk Contingent Features

(in billions)	Jun 30, 2023	Dec 31, 2022
Net derivative liabilities with credit-risk contingent features	$23.2	20.7
Collateral posted	20.0	17.4
Additional collateral to be posted upon a below investment grade credit rating (1)	3.2	3.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

106	Wells Fargo & Company

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

Note 12: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 12.1: Fair Value on a Recurring Basis

	June 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$31,084	2,818	—	33,902	28,844	4,530	—	33,374
Collateralized loan obligations	—	624	64	688	—	540	150	690
Corporate debt securities	—	13,499	62	13,561	—	10,344	23	10,367
Federal agency mortgage-backed securities	—	39,235	—	39,235	—	34,447	—	34,447
Non-agency mortgage-backed securities	—	1,317	5	1,322	—	1,243	12	1,255
Other debt securities	—	8,148	1	8,149	—	6,022	—	6,022
Total trading debt securities	31,084	65,641	132	96,857	28,844	57,126	185	86,155
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	46,896	—	—	46,896	45,285	—	—	45,285
Non-U.S. government securities	—	162	—	162	—	162	—	162
Securities of U.S. states and political subdivisions	—	21,295	79	21,374	—	10,332	113	10,445
Federal agency mortgage-backed securities	—	56,981	—	56,981	—	48,137	—	48,137
Non-agency mortgage-backed securities	—	3,049	—	3,049	—	3,284	—	3,284
Collateralized loan obligations	—	3,725	—	3,725	—	3,981	—	3,981
Other debt securities	—	1,913	151	2,064	—	2,137	163	2,300
Total available-for-sale debt securities	46,896	87,125	230	134,251	45,285	68,033	276	113,594
Loans held for sale	—	2,488	486	2,974	—	3,427	793	4,220
Mortgage servicing rights (residential)	—	—	8,251	8,251	—	—	9,310	9,310
Derivative assets (gross):
Interest rate contracts	258	35,353	455	36,066	262	40,503	321	41,086
Commodity contracts	—	3,136	32	3,168	—	5,866	134	6,000
Equity contracts	178	12,335	268	12,781	112	9,051	410	9,573
Foreign exchange contracts	30	16,445	17	16,492	27	22,175	11	22,213
Credit contracts	—	55	24	79	—	44	22	66
Total derivative assets (gross)	466	67,324	796	68,586	401	77,639	898	78,938
Equity securities:
Marketable	20,348	159	5	20,512	18,527	86	3	18,616
Nonmarketable	—	11,075	22	11,097	—	9,750	17	9,767
Total equity securities	20,348	11,234	27	31,609	18,527	9,836	20	28,383
Total assets prior to derivative netting	$98,794	233,812	9,922	342,528	93,057	216,061	11,482	320,600
Derivative netting (1)				(50,596)				(56,164)
Total assets after derivative netting				$291,932				264,436
Derivative liabilities (gross):
Interest rate contracts	$(287)	(35,418)	(6,093)	(41,798)	(193)	(40,377)	(2,903)	(43,473)
Commodity contracts	—	(2,556)	(48)	(2,604)	—	(3,325)	(120)	(3,445)
Equity contracts (2)	(161)	(11,523)	(1,649)	(13,333)	(118)	(6,502)	(1,634)	(8,254)
Foreign exchange contracts	(38)	(18,630)	(24)	(18,692)	(29)	(26,622)	(35)	(26,686)
Credit contracts	—	(23)	(2)	(25)	—	(33)	(3)	(36)
Total derivative liabilities (gross)	(486)	(68,150)	(7,816)	(76,452)	(340)	(76,859)	(4,695)	(81,894)
Short-sale and other liabilities (2)	(22,966)	(4,739)	(58)	(27,763)	(14,791)	(5,513)	(167)	(20,471)
Long-term debt	—	(1,600)	—	(1,600)	—	(1,346)	—	(1,346)
Total liabilities prior to derivative netting	$(23,452)	$(74,489)	(7,874)	(105,815)	(15,131)	(83,718)	(4,862)	(103,711)
Derivative netting (1)				55,021				61,827
Total liabilities after derivative netting				$(50,794)				(41,884)
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

108	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended June 30, 2023
Trading debt securities	$132	(8)	31	(36)	(3)	55	(39)	132	(8)	(6)
Available-for-sale debt securities	505	(4)	7	—	(4)	22	(296)	230	(3)	(6)
Loans held for sale	564	(10)	94	(180)	(26)	49	(5)	486	(30)	(7)
Mortgage servicing rights (residential) (8)	8,819	(9)	47	(606)	—	—	—	8,251	316	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,752)	(2,870)	1	(1)	668	(684)	—	(5,638)	(2,258)
Equity contracts	(1,278)	(160)	—	—	49	(17)	25	(1,381)	(131)
Other derivative contracts	(10)	(8)	4	(1)	14	—	—	(1)	4
Total derivative contracts	(4,040)	(3,038)	5	(2)	731	(701)	25	(7,020)	(2,385)	(9)
Equity securities	32	(15)	4	(3)	—	9	—	27	(15)	(6)
Other liabilities	(193)	135	—	—	—	—	—	(58)	135	(10)
Quarter ended June 30, 2022
Trading debt securities	$201	(22)	46	(78)	29	—	(7)	169	(28)	(6)
Available-for-sale debt securities	338	(5)	2	(25)	(5)	—	(138)	167	(1)	(6)
Loans held for sale	1,019	(61)	116	(27)	(57)	84	(2)	1,072	(61)	(7)
Mortgage servicing rights (residential) (8)	8,511	581	322	(251)	—	—	—	9,163	868	(7)
Net derivative assets and liabilities:
Interest rate contracts	(176)	(381)	—	—	371	(385)	—	(571)	(133)
Equity contracts	(1,416)	202	—	—	280	(516)	(34)	(1,484)	403
Other derivative contracts	27	88	—	—	28	—	(6)	137	89
Total derivative contracts	(1,565)	(91)	—	—	679	(901)	(40)	(1,918)	359	(9)
Equity securities	26	5	—	(2)	—	3	(1)	31	5	(6)
Other liabilities (11)	(638)	89	—	—	—	—	—	(549)	89	(10)
Six months ended June 30, 2023
Trading debt securities	$185	(7)	107	(148)	(4)	55	(56)	132	(11)	(6)
Available-for-sale debt securities	276	(24)	76	—	(10)	255	(343)	230	(22)	(6)
Loans held for sale	793	—	167	(229)	(65)	65	(245)	486	(23)	(7)
Mortgage servicing rights (residential) (8)	9,310	(555)	95	(599)	—	—	—	8,251	91	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	(2,575)	1	(1)	935	(1,430)	14	(5,638)	(1,755)
Equity contracts	(1,224)	(463)	—	—	334	(55)	27	(1,381)	(125)
Other derivative contracts	9	(63)	6	(2)	51	(2)	—	(1)	(36)
Total derivative contracts	(3,797)	(3,101)	7	(3)	1,320	(1,487)	41	(7,020)	(1,916)	(9)
Equity securities	20	(16)	4	(3)	—	22	—	27	(16)	(6)
Other liabilities	(167)	109	—	—	—	—	—	(58)	109	(10)
Six months ended June 30, 2022
Trading debt securities	$241	(37)	93	(92)	(6)	5	(35)	169	(40)	(6)
Available-for-sale debt securities	186	(26)	54	(25)	(10)	126	(138)	167	(1)	(6)
Loans held for sale	1,033	(118)	179	(70)	(130)	186	(8)	1,072	(115)	(7)
Mortgage servicing rights (residential) (8)	6,920	1,829	664	(250)	—	—	—	9,163	2,473	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(959)	—	—	646	(385)	—	(571)	(241)
Equity contracts (11)	(417)	(14)	—	—	869	(596)	(1,326)	(1,484)	610
Other derivative contracts	5	66	—	—	72	—	(6)	137	110
Total derivative contracts	(285)	(907)	—	—	1,587	(981)	(1,332)	(1,918)	479	(9)
Equity securities	8,910	4	—	(2)	—	5	(8,886)	31	4	(6)
Other liabilities (11)	(791)	242	—	—	—	—	—	(549)	242	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $(3) million and $(19) million for the second quarter and first half of 2023, respectively, and $(6) million and $(27) million for the second quarter and first half of 2022, respectively. Net gains (losses) included in other comprehensive income for other liabilities were $5 million for both the second quarter and first half of 2023, and $87 million and $101 million for the second quarter and first half of 2022, respectively.
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
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $(2) million and $(17) million for the second quarter and first half of 2023, respectively, and $0 for both the second quarter and first half of 2022. Net unrealized gains (losses) included in other comprehensive income for other liabilities were $5 million for both the second quarter and first half of 2023, and $87 million and $101 million for the second quarter and first half of 2022, respectively.
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

Wells Fargo & Company	109

Note 12: Fair Values of Assets and Liabilities (continued)
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
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2023
Trading and available-for-sale debt securities	$125		Discounted cash flow	Discount rate	3.0	-	12.5%		6.4
	132		Market comparable pricing	Comparability adjustment	(46.3)	-	48.3		(16.1)
	105		Market comparable pricing	Multiples	1.4x	-	7.4x		3.7x
Loans held for sale	486		Discounted cash flow	Default rate	0.0	-	28.8%		1.0
				Discount rate	2.9	-	15.0		9.8
				Loss severity	0.0	-	54.9		17.1
				Prepayment rate	4.3	-	15.5		10.5
Mortgage servicing rights (residential)	8,251		Discounted cash flow	Cost to service per loan (1)	$52	-	518		102
				Discount rate	8.8	-	13.8%		9.2
				Prepayment rate (2)	7.8	-	23.4		9.2
Net derivative assets and (liabilities):
Interest rate contracts	(5,518)		Discounted cash flow	Discount rate	3.2	-	5.4		4.6
	(61)		Discounted cash flow	Default rate	0.4	-	5.0		1.6
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		16.0
Interest rate contracts: derivative loan commitments	(59)		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.8
				Initial-value servicing	(43.9)	-	141.0	bps	(14.5)
Equity contracts	(976)		Discounted cash flow	Conversion factor	(7.4)	-	0.0%		(6.6)
				Weighted average life	0.5	-	1.5	yrs	1.1
	(405)		Option model	Correlation factor	(77.0)	-	99.0%		63.6
				Volatility factor	6.5	-	98.0		34.4
Insignificant Level 3 liabilities, net of assets (3)	(32)
Total Level 3 assets, net of liabilities	$2,048	(4)
December 31, 2022
Trading and available-for-sale debt securities	$157		Discounted cash flow	Discount rate	2.7	-	12.5%		6.4
	185		Market comparable pricing	Comparability adjustment	(33.6)	-	14.1		(4.8)
	119		Market comparable pricing	Multiples	1.1x	-	7.4x		4.0x
Loans held for sale	793		Discounted cash flow	Default rate	0.0	-	25.0%		0.7
				Discount rate	2.9	-	13.4		9.5
				Loss severity	0.0	-	53.6		15.7
				Prepayment rate	3.5	-	14.2		10.7
Mortgage servicing rights (residential)	9,310		Discounted cash flow	Cost to service per loan (1)	$52	-	550		102
				Discount rate	8.7	-	14.1%		9.1
				Prepayment rate (2)	8.1	-	21.9		9.4
Net derivative assets and (liabilities):
Interest rate contracts	(2,411)		Discounted cash flow	Discount rate	3.2	-	4.9		4.2
	(63)		Discounted cash flow	Default rate	0.4	-	5.0		2.3
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	(108)		Discounted cash flow	Fall-out factor	1.0	-	99.0		41.0
				Initial-value servicing	(9.3)	-	141.0	bps	11.5
Equity contracts (3)	(1,000)		Discounted cash flow	Conversion factor	(12.2)	-	0.0%		(9.9)
				Weighted average life	0.5	-	1.5	yrs	0.8
	(224)		Option model	Correlation factor	(77.0)	-	99.0%		49.5
				Volatility factor	6.5	-	96.5		37.3
Insignificant Level 3 liabilities, net of assets (3)	(138)
Total Level 3 assets, net of liabilities	$6,620	(4)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $52 - $175 at June 30, 2023, and $52 - $178 at December 31, 2022.
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
(4)Consists of total Level 3 assets of $9.9 billion and $11.5 billion and total Level 3 liabilities of $7.9 billion and $4.9 billion, before netting of derivative balances, at June 30, 2023, and December 31, 2022, respectively.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K.

110	Wells Fargo & Company

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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2023, and December 31, 2022, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2023, and the year ended December 31, 2022.

Table 12.4: Fair Value on a Nonrecurring Basis

	June 30, 2023			December 31, 2022
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$1,268	315	1,583	838	554	1,392
Loans:
Commercial	645	—	645	285	—	285
Consumer	68	—	68	512	—	512
Total loans	713	—	713	797	—	797
Mortgage servicing rights (commercial)	—	—	—	—	75	75
Nonmarketable equity securities	606	1,483	2,089	1,926	2,818	4,744
Other assets	2,063	49	2,112	1,862	296	2,158
Total assets at fair value on a nonrecurring basis	$4,650	1,847	6,497	5,423	3,743	9,166
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2023	2022
Loans held for sale	$(40)	(66)
Loans:
Commercial	(205)	(36)
Consumer	(368)	(358)
Total loans	(573)	(394)
Mortgage servicing rights (commercial)	—	4
Nonmarketable equity securities (1)	(526)	(95)
Other assets (2)	(102)	(176)
Total	$(1,241)	(727)
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

Wells Fargo & Company	111

Note 12: Fair Values of Assets and Liabilities (continued)
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
June 30, 2023
Loans held for sale	$315	Discounted cash flow	Default rate	0.1	-	98.3%	16.9
			Discount rate	4.4	-	14.3	5.8
			Loss severity	7.3	-	65.6	16.8
			Prepayment rate	3.2	-	32.4	12.9
Nonmarketable equity securities	429	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.7)	(33.8)
	1,052	Market comparable pricing	Multiples	3.0x	-	27.1x	9.5x
Insignificant Level 3 assets	51
Total	$1,847
December 31, 2022
Loans held for sale	$143	Discounted cash flow	Default rate	0.1	-	86.1%	13.8
			Discount rate	3.8	-	13.8	9.0
			Loss severity	8.1	-	43.8	18.6
			Prepayment rate	2.3	-	23.4	18.6
	411	Market comparable pricing	Comparability adjustment	(8.2)	-	(0.9)	(4.3)
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan	$3,775	-	3,775	3,775
			Discount rate	5.2	-	5.2%	5.2
			Prepayment rate	0.0	-	20.6	6.7
Nonmarketable equity securities	1,461	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.0)	(30.1)
	1,352	Market comparable pricing	Multiples	0.8x	-	18.7x	9.9x
Other assets (2)	234	Market comparable pricing	Multiples	6.4	-	8.0	7.1
Insignificant Level 3 assets	67
Total	$3,743
(1)See Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Represents private equity and venture capital investments in consolidated portfolio companies.

112	Wells Fargo & Company

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

Table 12.7: Fair Value Option

	June 30, 2023			December 31, 2022
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$2,974	3,238	(264)	4,220	4,614	(394)
Long-term debt (2)	(1,600)	(2,147)	547	(1,346)	(1,775)	429
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at June 30, 2023, and December 31, 2022.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2023			2022
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended June 30,
Loans held for sale	$34	13	—	(237)	1	—
Long-term debt	—	9	—	—	11	—
Six months ended June 30,
Loans held for sale	$131	25	(4)	(603)	10	—
Long-term debt	—	(21)	—	—	23	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the second quarter and first half of both 2023 and 2022.
For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are derived using observable secondary bond market information. These impacts are recorded within the debit valuation adjustments (DVA) in OCI. See
Note 20 (Other Comprehensive Income) for additional information.

Wells Fargo & Company	113

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $622 million and $737 million at June 30, 2023, and December 31, 2022, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets
Cash and due from banks (1)	$31,915	31,915	—	—	31,915
Interest-earning deposits with banks (1)	123,418	123,195	223	—	123,418
Federal funds sold and securities purchased under resale agreements (1)	66,500	—	66,500	—	66,500
Held-to-maturity debt securities	272,360	2,371	228,748	2,717	233,836
Loans held for sale	3,055	—	2,641	462	3,103
Loans, net (2)	918,454	—	55,515	825,008	880,523
Nonmarketable equity securities (cost method)	4,552	—	—	4,620	4,620
Total financial assets	$1,420,254	157,481	353,627	832,807	1,343,915
Financial liabilities
Deposits (3)	$128,458	—	85,183	41,616	126,799
Short-term borrowings	84,054	—	84,056	—	84,056
Long-term debt (4)	169,012	—	168,245	1,969	170,214
Total financial liabilities	$381,524	—	337,484	43,585	381,069
December 31, 2022
Financial assets
Cash and due from banks (1)	$34,596	34,596	—	—	34,596
Interest-earning deposits with banks (1)	124,561	124,338	223	—	124,561
Federal funds sold and securities purchased under resale agreements (1)	68,036	—	68,036	—	68,036
Held-to-maturity debt securities	297,059	14,285	238,552	2,684	255,521
Loans held for sale	2,884	—	2,208	719	2,927
Loans, net (2)	928,049	—	57,532	836,831	894,363
Nonmarketable equity securities (cost method)	4,900	—	—	4,961	4,961
Total financial assets	$1,460,085	173,219	366,551	845,195	1,384,965
Financial liabilities
Deposits (3)	$66,887	—	46,745	18,719	65,464
Short-term borrowings	50,964	—	50,970	—	50,970
Long-term debt (4)	173,502	—	172,783	999	173,782
Total financial liabilities	$291,353	—	270,498	19,718	290,216
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $15.1 billion and $14.7 billion at June 30, 2023, and December 31, 2022, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion and $1.3 trillion at June 30, 2023, and December 31, 2022, respectively.
(4)Excludes obligations under finance leases of $20 million and $22 million at June 30, 2023, and December 31, 2022, respectively.

114	Wells Fargo & Company

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from GNMA loan securitization pools, which becomes exercisable when three scheduled loan payments remain unpaid by the borrower. When we do not repurchase these loans, they are recorded on our consolidated balance sheet and pledged to the GNMA securitization. We repurchased loans of $99 million and $191 million, during the second quarter and first half of 2023, respectively, and $564 million and $1.5 billion during the second quarter and first half of 2022, respectively. In 2022, these predominantly represented repurchases of government insured loans. At June 30, 2023, and December 31, 2022, we recorded assets and related liabilities of $940 million and $743 million, respectively, where we did not exercise our option to repurchase eligible loans.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At June 30, 2023, and December 31, 2022, our liability for these repurchase and recourse arrangements was $162 million and $167 million, respectively, and the maximum exposure to loss was $13.8 billion at both June 30, 2023, and December 31, 2022.
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

Wells Fargo & Company	115

Note 13: Securitizations and Variable Interest Entities (continued)
residential mortgage securitizations with the GSEs or GNMA and generally result in no gain or loss because the loans are measured at fair value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2023		2022
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended June 30,
Assets sold	$3,917	1,800	23,817	4,345
Proceeds from transfer (1)	3,917	1,823	23,817	4,411
Net gains (losses) on sale	—	23	—	66

Continuing involvement (2):
Servicing rights recognized	$46	16	313	41
Securities recognized (3)	—	22	475	33
Six months ended June 30,
Assets sold	$8,378	3,299	49,991	8,378
Proceeds from transfer (1)	8,378	3,363	50,043	8,508
Net gains (losses) on sale	—	64	52	130

Continuing involvement (2):
Servicing rights recognized	$93	34	640	70
Securities recognized (3)	—	48	2,062	137
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. In 2022, these predominantly related to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.8 billion and $3.7 billion during the second quarter and first half of 2023, respectively, and $3.6 billion and $10.3 billion during the second quarter and first half of 2022, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $91 million and $141 million during the second quarter and first half of 2023, respectively, and $168 million and $304 million, during the second quarter and first half of 2022, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2023	2022
Quarter ended June 30,
Prepayment rate (1)	16.4%	10.9
Discount rate	9.4	8.0
Cost to service ($ per loan)	$176	122
Six months ended June 30,
Prepayment rate (1)	17.5%	11.0
Discount rate	9.6	7.5
Cost to service ($ per loan)	$185	117
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the six months ended June 30, 2023 and 2022, we transferred securities of $6.1 billion and $12.6 billion, respectively, to resecuritization VIEs, and retained securities of $329 million and $525 million, respectively. These amounts are not included in Table 13.1. Related total VIE assets were $111.1 billion and $112.0 billion at June 30, 2023, and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, we held $1.3 billion and $793 million of securities, respectively.

116	Wells Fargo & Company

Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we sold or securitized in which we have ongoing involvement as servicer. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $637.0 billion and $704.5 billion at June 30, 2023, and December 31, 2022, respectively. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs or GNMA were $3.4 billion and $4.6 billion at June 30, 2023, and December 31, 2022, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	2023	2022
Commercial	$66,082	67,029	849	912	67	22
Residential	8,789	9,201	433	501	8	7
Total off-balance sheet sold or securitized loans	$74,871	76,230	1,282	1,413	75	29
(1)Includes $213 million and $274 million of commercial foreclosed assets and $28 million and $25 million of residential foreclosed assets at June 30, 2023, and December 31, 2022, respectively.
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

Wells Fargo & Company	117

Note 13: Securitizations and Variable Interest Entities (continued)
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
June 30, 2023
Nonconforming mortgage loan securitizations	$152,727	—	2,424	—	604	(12)	3,016
Commercial real estate loans	5,606	5,590	—	—	16	—	5,606
Other	2,063	256	—	45	17	—	318
Total	$160,396	5,846	2,424	45	637	(12)	8,940
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,424	—	604	12	3,040
Commercial real estate loans		5,590	—	—	16	702	6,308
Other		256	—	45	17	229	547
Total		$5,846	2,424	45	637	943	9,895
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2022
Nonconforming mortgage loan securitizations	$154,464	—	2,420	—	617	(13)	3,024
Commercial real estate loans	5,627	5,611	—	—	16	—	5,627
Other	2,174	292	1	43	21	—	357
Total	$162,265	5,903	2,421	43	654	(13)	9,008
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,420	—	617	13	3,050
Commercial real estate loans		5,611	—	—	16	705	6,332
Other		292	1	43	21	228	585
Total		$5,903	2,421	43	654	946	9,967
(1)Includes $170 million and $172 million of securities classified as trading at June 30, 2023, and December 31, 2022, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal tax credits and other tax benefits. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets, therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $19.0 billion and $18.7 billion at June 30, 2023, and December 31, 2022, respectively. We also had loans to tax credit VIEs with a carrying value of $2.0 billion at both June 30, 2023, and December 31, 2022.
Our maximum exposure to loss for tax credit VIEs at June 30, 2023, and December 31, 2022, was $29.7 billion and $28.0 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $8.8 billion and $7.3 billion at June 30, 2023, and December 31, 2022, respectively. See Note 14 (Guarantees and Other Commitments) for additional information about commitments to purchase equity securities.
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

118	Wells Fargo & Company

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
Table 13.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Liabilities (2)
June 30, 2023
Commercial and industrial loans and leases	$7,345	4,947	—	204	(136)
Other	72	—	71	1	(72)
Total consolidated VIEs	$7,417	4,947	71	205	(208)
December 31, 2022
Commercial and industrial loans and leases	$7,148	4,802	—	190	(129)
Other	72	—	71	1	(72)
Total consolidated VIEs	$7,220	4,802	71	191	(201)
(1)All other assets includes cash and due from banks, and other assets.
(2)Liabilities include short-term borrowings, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $407 million and $401 million at June 30, 2023, and December 31, 2022, respectively.

Wells Fargo & Company	119

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

Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2023
Standby letters of credit (1)	$92	14,223	4,480	3,550	12	22,265	7,528
Direct pay letters of credit (1)	11	1,137	2,855	407	5	4,404	1,122
Loans and LHFS sold with recourse (2)	20	361	2,112	3,121	8,351	13,945	11,112
Exchange and clearing house guarantees	—	6,204	—	—	—	6,204	—
Other guarantees and indemnifications (3)	—	515	—	9	216	740	469
Total guarantees	$123	22,440	9,447	7,087	8,584	47,558	20,231
December 31, 2022
Standby letters of credit (1)	$112	14,014	4,694	3,058	53	21,819	7,071
Direct pay letters of credit (1)	13	1,593	2,734	465	5	4,797	1,283
Loans and LHFS sold with recourse (2)	16	322	1,078	3,408	8,906	13,714	11,399
Exchange and clearing house guarantees	—	4,623	—	—	—	4,623	—
Other guarantees and indemnifications (3)	—	548	1	10	201	760	515
Total guarantees	$141	21,100	8,507	6,941	9,165	45,713	20,268
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Represents recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $172 million and $157 million with related collateral of $1.7 billion and $1.3 billion as of June 30, 2023, and December 31, 2022, respectively.
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

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $449 million and a liability of $15 million at June 30, 2023, and December 31, 2022, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At June 30, 2023, the maximum exposure to loss was $31.8 billion, with $29.3 billion expiring in three years or less compared with $23.4 billion and $21.3 billion, respectively, at December 31, 2022. See Note 11 (Derivatives) for additional information regarding written derivative contracts.

REPRESENTATIONS OR WARRANTIES We record a liability for mortgage loans that we expect to repurchase pursuant to various representations or warranties. See Note 13 (Securitizations and Variable Interest Entities) for further discussion and related amounts. Additionally, when we sell MSRs, we may provide indemnifications for losses incurred due to material breaches of contractual representations or warranties as well as other recourse arrangements. At June 30, 2023, our liability for these indemnification arrangements was $8 million and the maximum exposure to loss was $650 million, with $609 million expiring in three years or less.

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of June 30, 2023, our potential maximum exposure was approximately $789.5 billion, and related losses, including those from our joint venture entity, were insignificant.

120	Wells Fargo & Company

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $847 million and $948 million at June 30, 2023, and December 31, 2022, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS To meet the financing needs of our customers, we may enter into commitments to purchase debt and equity securities to provide capital for their funding, liquidity or other future needs. As of both June 30, 2023, and December 31, 2022, we had commitments to purchase debt securities of $100 million and commitments to purchase equity securities of $5.0 billion and $3.8 billion, respectively.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $16.6 billion and $19.9 billion as of June 30, 2023, and December 31, 2022, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $2.4 billion and $1.6 billion as of June 30, 2023, and December 31, 2022, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	121

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
Table 15.1: Pledged Assets

(in millions)	Jun 30, 2023	Dec 31, 2022
Related to trading activities:
Off-balance sheet repledged third-party owned debt and equity securities	$56,044	38,191
Trading debt securities and other	51,534	28,284
Equity securities	1,996	1,477
Total pledged assets related to trading activities	109,574	67,952
Related to non-trading activities:
Loans	375,115	344,000
Debt securities:
Available-for-sale	66,018	50,538
Held-to-maturity	247,754	17,477
Equity securities	178	141
Total pledged assets related to non-trading activities	689,065	412,156
Related to VIEs:
Consolidated VIE assets	5,223	5,064
Loans eligible for repurchase from GNMA securitizations	946	749
Total pledged assets related to VIEs	6,169	5,813
Total pledged assets	$804,808	485,921
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

122	Wells Fargo & Company

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
Table 15.2: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Jun 30, 2023	Dec 31, 2022
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$116,017	114,729
Gross amounts offset in consolidated balance sheet (1)	(27,246)	(24,464)
Net amounts in consolidated balance sheet (2)	88,771	90,265
Collateral not recognized in consolidated balance sheet (3)	(88,285)	(89,592)
Net amount (4)	$486	673
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$94,834	55,054
Gross amounts offset in consolidated balance sheet (1)	(27,246)	(24,464)
Net amounts in consolidated balance sheet (5)	67,588	30,590
Collateral pledged but not netted in consolidated balance sheet (6)	(67,478)	(30,383)
Net amount (4)	$110	207
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in our consolidated balance sheet.
(2)Includes $66.5 billion and $68.0 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2023, and December 31, 2022, respectively. Also includes $22.3 billion and $22.3 billion classified on our consolidated balance sheet in loans at June 30, 2023, and December 31, 2022, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At June 30, 2023, and December 31, 2022, we have received total collateral with a fair value of $140.0 billion and $136.6 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $83.4 billion and $59.1 billion at June 30, 2023, and December 31, 2022, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At June 30, 2023, and December 31, 2022, we have pledged total collateral with a fair value of $97.1 billion and $56.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

Wells Fargo & Company	123

Note 15:  Pledged Assets and Collateral (continued)
Table 15.3: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2023	Dec 31, 2022
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$34,235	27,857
Securities of U.S. States and political subdivisions	79	83
Federal agency mortgage-backed securities	42,968	8,386
Non-agency mortgage-backed securities	694	682
Corporate debt securities	6,617	6,541
Asset-backed securities	2,633	1,529
Equity securities	433	711
Other	245	300
Total repurchases	87,904	46,089
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	284	278
Federal agency mortgage-backed securities	62	58
Corporate debt securities	210	206
Equity securities (1)	6,342	8,356
Other	32	67
Total securities lending	6,930	8,965
Total repurchases and securities lending	$94,834	55,054
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 15.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 15.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
June 30, 2023
Repurchase agreements	$77,293	492	3,784	6,335	87,904
Securities lending arrangements	6,830	—	—	100	6,930
Total repurchases and securities lending (1)	$84,123	492	3,784	6,435	94,834
December 31, 2022
Repurchase agreements	$36,251	734	2,884	6,220	46,089
Securities lending arrangements	8,965	—	—	—	8,965
Total repurchases and securities lending (1)	$45,216	734	2,884	6,220	55,054
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

124	Wells Fargo & Company

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

Wells Fargo & Company	125

Note 16: Operating Segments (continued)
Table 16.1 presents our results by operating segment.
Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2023
Net interest income (3)	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	9,455	3,369	4,631	3,648	30	(600)	20,533
Provision for credit losses	874	26	933	24	(144)	—	1,713
Noninterest expense	6,027	1,630	2,087	2,974	269	—	12,987
Income (loss) before income tax expense (benefit)	2,554	1,713	1,611	650	(95)	(600)	5,833
Income tax expense (benefit)	640	429	401	163	(103)	(600)	930
Net income before noncontrolling interests	1,914	1,284	1,210	487	8	—	4,903
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(38)	—	(35)
Net income	$1,914	1,281	1,210	487	46	—	4,938
Quarter ended June 30, 2022
Net interest income (3)	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income	2,135	912	1,516	2,789	(102)	(408)	6,842
Total revenue	8,507	2,492	3,573	3,705	(721)	(516)	17,040
Provision for credit losses	613	21	(62)	(7)	15	—	580
Noninterest expense	6,036	1,478	1,840	2,911	597	—	12,862
Income (loss) before income tax expense (benefit)	1,858	993	1,795	801	(1,333)	(516)	3,598
Income tax expense (benefit)	465	249	459	198	(233)	(516)	622
Net income (loss) before noncontrolling interests	1,393	744	1,336	603	(1,100)	—	2,976
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(169)	—	(166)
Net income (loss)	$1,393	741	1,336	603	(931)	—	3,142
Six months ended June 30, 2023
Net interest income (3)	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	18,819	6,676	9,533	7,329	51	(1,146)	41,262
Provision for credit losses	1,741	(17)	1,185	35	(24)	—	2,920
Noninterest expense	12,065	3,382	4,304	6,035	877	—	26,663
Income (loss) before income tax expense (benefit)	5,013	3,311	4,044	1,259	(802)	(1,146)	11,679
Income tax expense (benefit)	1,258	828	1,016	315	(375)	(1,146)	1,896
Net income (loss) before noncontrolling interests	3,755	2,483	3,028	944	(427)	—	9,783
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(152)	—	(146)
Net income (loss)	$3,755	2,477	3,028	944	(275)	—	9,929
Six months ended June 30, 2022
Net interest income (3)	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income	4,702	1,878	2,996	5,747	840	(814)	15,349
Total revenue	17,070	4,819	7,043	7,462	(597)	(1,029)	34,768
Provision for credit losses	423	(323)	(258)	(44)	(5)	—	(207)
Noninterest expense	12,431	3,009	3,823	6,086	1,364	—	26,713
Income (loss) before income tax expense (benefit)	4,216	2,133	3,478	1,420	(1,956)	(1,029)	8,262
Income tax expense (benefit)	1,053	529	884	352	(421)	(1,029)	1,368
Net income (loss) before noncontrolling interests	3,163	1,604	2,594	1,068	(1,535)	—	6,894
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(42)	—	(36)
Net income (loss)	$3,163	1,598	2,594	1,068	(1,493)	—	6,930

(continued on following page)

126	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2023
Loans (average)	$336,351	225,824	291,470	83,045	9,216	—	945,906
Assets (average)	378,532	249,230	550,091	89,983	610,417	—	1,878,253
Deposits (average)	823,339	166,747	160,251	112,360	84,752	—	1,347,449

Six months ended June 30, 2023
Loans (average)	$337,325	224,333	293,097	83,331	9,185	—	947,271
Assets (average)	380,135	247,674	549,453	90,450	603,293	—	1,871,005
Deposits (average)	832,252	168,597	158,908	119,443	72,846	—	1,352,046

Loans (period-end)	336,217	228,711	291,345	82,456	9,231	—	947,960
Assets (period-end)	378,078	255,914	559,520	89,211	593,597	—	1,876,320
Deposits (period-end)	820,495	164,764	158,770	108,532	92,023	—	1,344,584
Quarter ended June 30, 2022
Loans (average)	$330,859	202,019	298,694	85,912	9,083	—	926,567
Assets (average)	379,194	223,890	564,306	92,575	642,606	—	1,902,571
Deposits (average)	898,650	188,286	164,860	173,670	20,327	—	1,445,793

Six months ended June 30, 2022
Loans (average)	$327,973	198,228	291,635	85,342	9,187	—	912,365
Assets (average)	377,043	219,438	557,891	91,713	664,853	—	1,910,938
Deposits (average)	890,042	194,458	167,009	179,708	23,665	—	1,454,882

Loans (period-end)	335,732	205,241	308,286	85,342	9,133	—	943,734
Assets (period-end)	380,353	229,454	567,733	91,944	611,657	—	1,881,141
Deposits (period-end)	892,373	183,145	162,439	165,633	21,563	—	1,425,153
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

Wells Fargo & Company	127

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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2023
Net interest income (2)	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income:
Deposit-related fees	666	248	247	6	(2)	—	1,165
Lending-related fees (2)	28	131	191	2	—	—	352
Investment advisory and other asset-based fees (3)	—	17	36	2,110	—	—	2,163
Commissions and brokerage services fees	—	—	76	494	—	—	570
Investment banking fees	(4)	15	390	—	(25)	—	376
Card fees:
Card interchange and network revenue (4)	929	59	15	1	1	—	1,005
Other card fees (2)	93	—	—	—	—	—	93
Total card fees	1,022	59	15	1	1	—	1,098
Mortgage banking (2)	132	—	73	(3)	—	—	202
Net gains (losses) from trading activities (2)	—	(6)	1,081	21	26	—	1,122
Net gains from debt securities (2)	—	—	—	—	4	—	4
Net gains (losses) from equity securities (2)	—	2	(16)	—	(80)	—	(94)
Lease income (2)	—	167	4	—	136	—	307
Other (2)	121	235	175	8	61	(495)	105
Total noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	$9,455	3,369	4,631	3,648	30	(600)	20,533
Quarter ended June 30, 2022
Net interest income (2)	$6,372	1,580	2,057	916	(619)	(108)	10,198
Noninterest income:
Deposit-related fees	779	310	280	7	—	—	1,376
Lending-related fees (2)	34	122	195	2	—	—	353
Investment advisory and other asset-based fees (3)	—	10	30	2,306	—	—	2,346
Commissions and brokerage services fees	—	—	83	459	—	—	542
Investment banking fees	(2)	15	307	—	(34)	—	286
Card fees:
Card interchange and network revenue (4)	920	58	15	1	—	—	994
Other card fees (2)	118	—	—	—	—	—	118
Total card fees	1,038	58	15	1	—	—	1,112
Mortgage banking (2)	211	—	79	(3)	—	—	287
Net gains from trading activities (2)	—	—	378	11	57	—	446
Net gains from debt securities (2)	—	5	—	—	138	—	143
Net losses from equity securities (2)	(8)	(67)	(2)	(1)	(537)	—	(615)
Lease income (2)	—	179	11	—	143	—	333
Other (2)(5)	83	280	140	7	131	(408)	233
Total noninterest income	2,135	912	1,516	2,789	(102)	(408)	6,842
Total revenue	$8,507	2,492	3,573	3,705	(721)	(516)	17,040
Six months ended June 30, 2023
Net interest income (2)	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income:
Deposit-related fees	1,338	484	483	11	(3)	—	2,313
Lending-related fees (2)	59	260	385	4	—	—	708
Investment advisory and other asset-based fees (3)	—	35	71	4,171	—	—	4,277
Commissions and brokerage services fees	—	—	154	1,035	—	—	1,189
Investment banking fees	(4)	35	704	—	(33)	—	702
Card fees:
Card interchange and network revenue (4)	1,792	115	32	2	2	—	1,943
Other card fees (2)	188	—	—	—	—	—	188
Total card fees	1,980	115	32	2	2	—	2,131
Mortgage banking (2)	292	—	148	(6)	—	—	434
Net gains (losses) from trading activities (2)	—	(7)	2,338	44	89	—	2,464
Net gains from debt securities (2)	—	—	—	—	4	—	4
Net losses from equity securities (2)	—	(10)	(17)	(2)	(422)	—	(451)
Lease income (2)	—	336	46	—	272	—	654
Other (2)	231	438	369	17	217	(934)	338
Total noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	$18,819	6,676	9,533	7,329	51	(1,146)	41,262

(continued on following page)

128	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2022
Net interest income (2)	$12,368	2,941	4,047	1,715	(1,437)	(215)	19,419
Noninterest income:
Deposit-related fees	1,624	638	573	14	—	—	2,849
Lending-related fees (2)	68	243	380	4	—	—	695
Investment advisory and other asset-based fees (3)	—	12	42	4,782	8	—	4,844
Commissions and brokerage services fees	—	—	166	913	—	—	1,079
Investment banking fees	(3)	30	769	—	(63)	—	733
Card fees:
Card interchange and network revenue (4)	1,754	111	29	2	—	—	1,896
Other card fees (2)	245	—	—	—	—	—	245
Total card fees	1,999	111	29	2	—	—	2,141
Mortgage banking (2)	865	—	121	(6)	—	—	980
Net gains from trading activities (2)	—	—	606	12	46	—	664
Net gains from debt securities (2)	—	5	—	—	140	—	145
Net gains (losses) from equity securities (2)	(17)	19	(7)	(1)	(33)	—	(39)
Lease income (2)	—	358	13	—	289	—	660
Other (2)(5)	166	462	304	27	453	(814)	598
Total noninterest income	4,702	1,878	2,996	5,747	840	(814)	15,349
Total revenue	$17,070	4,819	7,043	7,462	(597)	(1,029)	34,768
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
(3)We earned trailing commissions of $227 million and $454 million for the second quarter and first half of 2023, respectively, and $245 million and $516 million for the second quarter and first half of 2022, respectively.
(4)The cost of credit card rewards and rebates of $628 million and $1.2 billion for the second quarter and first half of 2023, respectively, and $552 million and $1.0 billion for the second quarter and first half of 2022, respectively, are presented net against the related revenue.
(5)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Expenses
OPERATING LOSSES Operating losses consist of litigation, regulatory matters, customer remediation activities, and losses from other business activities, such as fraud losses. Operating losses may have significant variability given the inherent and unpredictable nature of litigation, regulatory, and customer remediation matters. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control. Our operating losses were $232 million and $499 million for the second quarter and first half of 2023, respectively, compared with $576 million and $1.2 billion in the same periods a year ago. See Note 10 (Legal Actions) for additional information on accruals for legal actions.
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $301 million and $572 million in the second quarter and first half of 2023, respectively, compared with $208 million and $433 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
In May 2023, the FDIC proposed a rule to recover by special assessment losses to the FDIC deposit insurance fund as a result of recent bank failures. Under the proposed rule, the FDIC would collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. As currently proposed, the amount of our special assessment may be up to $1.8 billion (pre-tax), and we expect to expense the entire amount upon the FDIC’s finalization of the rule. The proposed rule may be changed prior to finalization and any changes may affect the timing or amount of the special assessment.

Wells Fargo & Company	129

Note 18: Employee Benefits
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 21 (Employee Benefits) in our 2022 Form 10-K.

Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.

Table 18.1: Net Periodic Benefit Cost

	2023			2022
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$7	—	—	5	—	—
Interest cost	100	4	4	82	3	3
Expected return on plan assets	(126)	—	(7)	(126)	—	(6)
Amortization of net actuarial loss (gain)	35	1	(6)	33	3	(6)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	—	—	—	62	—	—
Net periodic benefit cost	$16	5	(11)	56	6	(11)
Six months ended June 30,
Service cost	$13	—	—	10	—	—
Interest cost	201	9	8	149	5	5
Expected return on plan assets	(252)	—	(13)	(265)	—	(11)
Amortization of net actuarial loss (gain)	70	2	(12)	66	6	(11)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Settlement loss	—	—	—	109	1	—
Net periodic benefit cost	$32	11	(22)	69	12	(22)

130	Wells Fargo & Company

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 19.1: Earnings Per Common Share Calculations

		Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)		2023	2022	2023	2022
Wells Fargo net income (1)		$4,938	3,142	$9,929	6,930
Less: Preferred stock dividends and other		279	279	557	558
Wells Fargo net income applicable to common stock (numerator) (1)		$4,659	2,863	$9,372	6,372
Earnings per common share
Average common shares outstanding (denominator)		3,699.9	3,793.8	3,742.6	3,812.3
Per share		$1.26	0.75	$2.50	1.67
Diluted earnings per common share
Average common shares outstanding		3,699.9	3,793.8	3,742.6	3,812.3
Add:	Restricted share rights (2)	25.0	25.8	29.8	32.7
Diluted average common shares outstanding (denominator)		3,724.9	3,819.6	3,772.4	3,845.0
Per share		$1.25	0.75	$2.48	1.66
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
Table 19.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	0.2	0.2	0.4	0.2
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Per common share	$0.30	0.25	$0.60	0.50

Wells Fargo & Company	131

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 20.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2023			2022			2023			2022
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(557)	138	(419)	(4,806)	1,183	(3,623)	(199)	51	(148)	(11,694)	2,880	(8,814)
Reclassification of net (gains) losses to net income	148	(37)	111	4	(1)	3	269	(67)	202	62	(16)	46
Net change	(409)	101	(308)	(4,802)	1,182	(3,620)	70	(16)	54	(11,632)	2,864	(8,768)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	5	(1)	4	46	(11)	35	11	(3)	8	110	(27)	83
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(1,001)	248	(753)	(114)	28	(86)	(617)	153	(464)	(165)	41	(124)
Reclassification of net (gains) losses to net income	185	(46)	139	(43)	11	(32)	298	(74)	224	(29)	7	(22)
Net change	(811)	201	(610)	(111)	28	(83)	(308)	76	(232)	(84)	21	(63)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	(120)	30	(90)	—	—	—	(101)	25	(76)
Reclassification of amounts to noninterest expense (2)	28	(7)	21	90	(22)	68	55	(13)	42	166	(40)	126
Net change	28	(7)	21	(30)	8	(22)	55	(13)	42	65	(15)	50
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period (3)	(13)	3	(10)	101	(21)	80	(9)	2	(7)	113	(24)	89
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(13)	3	(10)	101	(21)	80	(9)	2	(7)	113	(24)	89
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	39	—	39	(122)	(2)	(124)	65	(1)	64	(127)	(2)	(129)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	39	—	39	(122)	(2)	(124)	65	(1)	64	(127)	(2)	(129)
Other comprehensive income (loss)	$(1,166)	298	(868)	(4,964)	1,195	(3,769)	(127)	48	(79)	(11,665)	2,844	(8,821)
Less: Other comprehensive income from noncontrolling interests, net of tax			1			—			—			1
Wells Fargo other comprehensive loss, net of tax			$(869)			(3,769)			(79)			(8,822)
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

132	Wells Fargo & Company

Table 20.2 provides the accumulated OCI (AOCI) balance activity on an after-tax basis.

Table 20.2: Accumulated OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended June 30, 2023
Balance, beginning of period	$(9,473)	(73)	(809)	(1,880)	17	(354)	(12,572)
Net unrealized gains (losses) arising during the period	(419)	4	(753)	—	(10)	39	(1,139)
Amounts reclassified from accumulated other comprehensive income	111	—	139	21	—	—	271
Net change	(308)	4	(614)	21	(10)	39	(868)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period (3)(4)	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
Quarter ended June 30, 2022
Balance, beginning of period	$(4,483)	(95)	(55)	(1,983)	(3)	(148)	(6,767)
Transition adjustment (3)	—	—	—	—	(32)	—	(32)
Balance, beginning of period (3)	(4,483)	(95)	(55)	(1,983)	(35)	(148)	(6,799)
Net unrealized gains (losses) arising during the period	(3,623)	35	(86)	(90)	80	(124)	(3,808)
Amounts reclassified from accumulated other comprehensive income	3	—	(32)	68	—	—	39
Net change	(3,620)	35	(118)	(22)	80	(124)	(3,769)
Less: Other comprehensive income (loss) from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)(4)	$(8,103)	(60)	(173)	(2,005)	45	(272)	(10,568)
Six months ended June 30, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment (3)	—	—	—	—	20	—	20
Balance, beginning of period (3)	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains (losses) arising during the period	(148)	8	(464)	—	(7)	64	(547)
Amounts reclassified from accumulated other comprehensive income	202	—	224	42	—	—	468
Net change	54	8	(240)	42	(7)	64	(79)
Less: Other comprehensive income (loss) from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)(4)	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
Six months ended June 30, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Transition adjustment (3)	—	—	—	—	(44)	—	(44)
Balance, beginning of period (3)	665	(143)	(27)	(2,055)	(44)	(142)	(1,746)
Net unrealized gains (losses) arising during the period	(8,814)	83	(124)	(76)	89	(129)	(8,971)
Amounts reclassified from accumulated other comprehensive income	46	—	(22)	126	—	—	150
Net change	(8,768)	83	(146)	50	89	(129)	(8,821)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period (3)(4)	$(8,103)	(60)	(173)	(2,005)	45	(272)	(10,568)
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
(4)AOCI related to debt securities includes after-tax unrealized gains or losses associated with the transfer of securities from AFS to HTM of $3.7 billion and $3.4 billion at June 30, 2023 and 2022, respectively. These amounts are subsequently amortized from AOCI into earnings over the same period as the related unamortized premiums and discounts.

Wells Fargo & Company	133

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
At June 30, 2023, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	June 30, 2023		December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023		December 31, 2022	June 30, 2023	December 31, 2022
Regulatory capital:
Common Equity Tier 1	$134,221		133,527	134,221	133,527	142,300		140,644	142,300	140,644
Tier 1	153,201		152,567	153,201	152,567	142,300		140,644	142,300	140,644
Total	187,563		186,747	176,926	177,258	166,077		163,885	155,862	154,292
Assets:
Risk-weighted assets	1,250,690		1,259,889	1,118,379	1,112,307	1,153,795		1,177,300	975,072	977,713
Adjusted average assets	1,850,084		1,846,954	1,850,084	1,846,954	1,651,211		1,685,401	1,651,211	1,685,401
Regulatory capital ratios:
Common Equity Tier 1 capital	10.73%	*	10.60	12.00	12.00	12.33	*	11.95	14.59	14.39
Tier 1 capital	12.25	*	12.11	13.70	13.72	12.33	*	11.95	14.59	14.39
Total capital	15.00	*	14.82	15.82	15.94	14.39	*	13.92	15.98	15.78
Required minimum capital ratios:
Common Equity Tier 1 capital	9.20		9.20	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.70		10.70	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.70		12.70	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	June 30, 2023			December 31, 2022		June 30, 2023			December 31, 2022
Regulatory leverage:
Total leverage exposure (1)	$2,217,575			2,224,789		2,005,228			2,058,568
Supplementary leverage ratio (SLR) (1)	6.91%			6.86		7.10			6.83
Tier 1 leverage ratio (2)	8.28			8.26		8.62			8.34
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2023.
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
At June 30, 2023, the Common Equity Tier 1 (CET1), Tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, Tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.20% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain an SLR of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.
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

134	Wells Fargo & Company

Loan and Dividend Restrictions
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Additionally, federal laws and regulations limit, and regulators can impose additional limitations on, the dividends that a national bank may pay.
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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2023	Dec 31, 2022
Reserve balance for non-U.S. central banks	$229	238
Segregated for benefit of brokerage customers under federal and other brokerage regulations	690	898

Wells Fargo & Company	135

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

136	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2023.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Maximum number of shares that may yet be repurchased under the authorization
April	29,637,759	$41.17	134,366,515
May	70,530,974	39.46	63,835,541
June	59,638	41.51	63,775,903
Total	100,228,371
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors (Board) and publicly announced by the Company on January 15, 2021. The Company publicly announced on July 25, 2023, that the Board authorized a new common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire and supersedes the prior share repurchase authority approved by the Board.
Item 5.    Other Information

Trading Plans
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Wells Fargo & Company	137

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 29, 2023.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Amendment to Deferred Compensation Plan, effective July 1, 2023.	Filed herewith.
10(b)	Amendment to Supplemental 401(k) Plan, effective July 1, 2023.	Filed herewith.
10(c)	Amendment to Supplemental Cash Balance Plan, effective July 1, 2023.	Filed herewith.
10(d)	Amendment to the Wachovia Savings Restoration Plan, effective July 1, 2023.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

138	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2023    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	139