Form 10-Q/A
period 2023-06-30
WELLS FARGO & COMPANY/MN
filed 2023-08-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 21, 2023
Common stock, $1-2/3 par value	3,658,783,337

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Wells Fargo & Company for the quarter ended June 30, 2023, originally filed on August 1, 2023 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of July 21, 2023, shown on the cover page. The correct number of common shares outstanding as of July 21, 2023, is 3,658,783,337, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6.    Exhibits

A list of exhibits to this Form 10-Q/A is set forth below.

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

Dated: August 4, 2023    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)