Form 10-Q
period 2023-09-30
WELLS FARGO & COMPANY/MN
filed 2023-10-31
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 20, 2023
Common stock, $1-2/3 par value	3,631,639,714

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data (1)
	Quarter ended			Sep 30, 2023 % Change from		Nine months ended
($ in millions, except ratios and per share amounts)	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	% Change
Selected Income Statement Data
Total revenue	$20,857	20,533	19,566	2%	7	$62,119	54,334	14%
Noninterest expense	13,113	12,987	14,306	1	(8)	39,776	41,019	(3)
Pre-tax pre-provision profit (PTPP) (2)	7,744	7,546	5,260	3	47	22,343	13,315	68
Provision for credit losses (3)	1,197	1,713	784	(30)	53	4,117	577	614
Wells Fargo net income	5,767	4,938	3,592	17	61	15,696	10,522	49
Wells Fargo net income applicable to common stock	5,450	4,659	3,313	17	65	14,822	9,685	53
Common Share Data
Diluted earnings per common share	1.48	1.25	0.86	18	72	3.96	2.52	57
Dividends declared per common share	0.35	0.30	0.30	17	17	0.95	0.80	19
Common shares outstanding	3,637.9	3,667.7	3,795.4	(1)	(4)
Average common shares outstanding	3,648.8	3,699.9	3,796.5	(1)	(4)	3,710.9	3,807.0	(3)
Diluted average common shares outstanding	3,680.6	3,724.9	3,825.1	(1)	(4)	3,741.6	3,838.5	(3)
Book value per common share (4)	$44.37	43.87	41.36	1	7
Tangible book value per common share (4)(5)	37.43	36.53	34.29	2	9
Selected Equity Data (period-end)
Total equity	182,373	181,952	178,478	—	2
Common stockholders’ equity	161,424	160,916	156,983	—	3
Tangible common equity (5)	136,153	133,990	130,151	2	5
Performance Ratios
Return on average assets (ROA) (6)	1.21%	1.05	0.76			1.12%	0.74
Return on average equity (ROE) (7)	13.3	11.4	8.1			12.2	8.0
Return on average tangible common equity (ROTCE) (5)	15.9	13.7	9.8			14.6	9.6
Efficiency ratio (8)	63	63	73			64	75
Net interest margin on a taxable-equivalent basis	3.03	3.09	2.83			3.10	2.46
Selected Balance Sheet Data (average)
Loans	$943,193	945,906	945,465	—	—	$945,896	923,520	2
Assets	1,891,883	1,878,253	1,880,689	1	1	1,878,040	1,900,744	(1)
Deposits	1,340,307	1,347,449	1,407,851	(1)	(5)	1,348,090	1,439,033	(6)
Selected Balance Sheet Data (period-end)
Debt securities	490,726	503,468	502,035	(3)	(2)
Loans	942,424	947,960	945,906	(1)	—
Allowance for credit losses for loans	15,064	14,786	13,225	2	14
Equity securities	56,026	67,471	59,560	(17)	(6)
Assets	1,909,261	1,876,320	1,877,719	2	2
Deposits	1,354,010	1,344,584	1,398,151	1	(3)

Headcount (#) (period-end)	227,363	233,834	239,209	(3)	(5)
Capital and Other Metrics
Risk-based capital ratios and components (9):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.01%	10.73	10.33
Tier 1 capital	12.55	12.25	11.85
Total capital	15.26	15.00	14.55
Risk-weighted assets (RWAs) (in billions)	$1,237.1	1,250.7	1,255.6	(1)	(1)
Advanced Approach:
Common Equity Tier 1 (CET1)	12.04%	12.00	11.75
Tier 1 capital	13.73	13.70	13.48
Total capital	15.77	15.82	15.72
Risk-weighted assets (RWAs) (in billions)	$1,130.8	1,118.4	1,104.1	1	2
Tier 1 leverage ratio	8.32%	8.28	8.03
Supplementary Leverage Ratio (SLR)	6.93	6.91	6.65
Total Loss Absorbing Capacity (TLAC) Ratio (10)	23.98	23.12	23.00
Liquidity Coverage Ratio (LCR) (11)	123	123	123
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
(3)Includes provision for credit losses for loans, debt securities, and other financial assets.
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
Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets, proudly serves one in three U.S. households and more than 10% of small businesses in the U.S., and is a leading middle market banking provider in the U.S. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 47 on Fortune’s 2023 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2023.
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
We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. We had approximately $1.5 billion and approximately $2.3 billion of accrued liabilities for customer remediation activities as of September 30, 2023, and December 31, 2022, respectively. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate. We have previously disclosed key areas of focus as part of these activities.
For additional information regarding these activities,
including related legal and regulatory risk, see the “Risk Factors” section in our 2022 Form 10-K.
Recent Developments
Debit Card Interchange Fees
On October 25, 2023, the FRB issued a proposed rule that would reduce the amount of debit card interchange fees received by debit card issuers. In addition, the proposed rule would allow for an update to the debit card interchange fee cap every other year based on an analysis of certain costs incurred by debit card issuers. Based on a preliminary assessment, we expect a significant reduction to our debit card interchange fees, which are included in card fees, if the rule is adopted as currently proposed.

Federal Deposit Insurance Corporation Special Assessment
In May 2023, the Federal Deposit Insurance Corporation (FDIC) proposed a rule to recover by special assessment losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the proposed rule, the FDIC would collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. As currently proposed, the amount of our special assessment may be up to $1.8 billion (pre-tax). We expect to expense the entire amount upon the FDIC’s finalization of the rule, which we expect to occur in fourth quarter 2023. The proposed rule may be changed prior to finalization and any changes may affect the timing or amount of the special assessment.

Capital Matters
On July 27, 2023, federal banking regulators issued a proposed rule that would impact the way in which risk-based capital requirements are determined for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. The new requirements would be phased in over a three-year period beginning July 1, 2025. The Company expects a significant increase in its risk-weighted assets and a net increase in its capital requirements based on an assessment of the proposed rule. The Company is considering a range of potential actions to address the impact of the proposed rule, including balance sheet and capital optimization strategies.
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

4	Wells Fargo & Company

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected income statement data
Net interest income	$13,105	12,098	1,007	8%	$39,604	31,517	8,087	26%
Noninterest income	7,752	7,468	284	4	22,515	22,817	(302)	(1)
Total revenue	20,857	19,566	1,291	7	62,119	54,334	7,785	14
Net charge-offs	864	399	465	117	2,192	1,049	1,143	109
Change in the allowance for credit losses	333	385	(52)	(14)	1,925	(472)	2,397	508
Provision for credit losses (1)	1,197	784	413	53	4,117	577	3,540	614
Noninterest expense	13,113	14,306	(1,193)	(8)	39,776	41,019	(1,243)	(3)
Income tax expense	811	912	(101)	(11)	2,707	2,280	427	19
Wells Fargo net income	5,767	3,592	2,175	61	15,696	10,522	5,174	49
Wells Fargo net income applicable to common stock	5,450	3,313	2,137	65	14,822	9,685	5,137	53
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In third quarter 2023, we generated $5.8 billion of net income and diluted earnings per common share (EPS) of $1.48, compared with $3.6 billion of net income and diluted EPS of $0.86 in the same period a year ago. Financial performance for third quarter 2023, compared with the same period a year ago, included the following:
•total revenue increased due to higher net interest income and higher noninterest income;
•provision for credit losses reflected increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances, partially offset by decreases for auto loans;
•noninterest expense decreased due to lower operating losses, partially offset by higher personnel expense and technology and equipment expense;
•average loans decreased driven by reductions in our consumer loan portfolio, partially offset by growth in our commercial loan portfolio; and
•average deposits decreased driven by reductions in Consumer Banking and Lending, Commercial Banking, and Wealth and Investment Management, partially offset by growth in Corporate.

In the first nine months of 2023, we generated $15.7 billion of net income and diluted EPS of $3.96, compared with $10.5 billion of net income and diluted EPS of $2.52 in the same period a year ago. Financial performance for the first nine months of 2023, compared with the same period a year ago, included the following:
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
•average loans increased driven by loan growth in both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in all operating segments, partially offset by growth in Corporate.

Capital and Liquidity
We maintained a strong capital position in the first nine months of 2023, with total equity of $182.4 billion at September 30, 2023, compared with $182.2 billion at December 31, 2022. In addition, capital and liquidity at September 30, 2023, included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.01% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.20%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 23.98%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 123%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $15.1 billion at September 30, 2023, increased $1.5 billion from December 31, 2022.
•Our provision for credit losses for loans was $4.1 billion in the first nine months of 2023, compared with $576 million in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances.
•The allowance coverage for total loans was 1.60% at September 30, 2023, compared with 1.42% at December 31, 2022.
•Commercial portfolio net loan charge-offs were $188 million, or 13 basis points of average commercial loans, in third quarter 2023, compared with net loan charge-offs of $6 million in the same period a year ago, driven by higher losses in our commercial and industrial and commercial real estate portfolios.
•Consumer portfolio net loan charge-offs were $662 million, or 67 basis points of average consumer loans, in third quarter 2023, compared with net loan charge-offs of $393 million, or 40 basis points, in the same period a year ago, driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.
•Nonperforming assets (NPAs) of $8.2 billion at September 30, 2023, increased $2.4 billion, or 42%, from

Wells Fargo & Company	5

Overview (continued)

December 31, 2022, driven by higher commercial real estate nonaccrual loans, predominantly within the office property type, partially offset by lower residential mortgage nonaccrual loans. NPAs represented 0.87% of total loans at September 30, 2023.
•Criticized loans in the commercial portfolio were $31.9 billion at September 30, 2023, compared with $25.1 billion at December 31, 2022, primarily driven by an increase in criticized commercial real estate loans in the office and apartments property types.

Earnings Performance
Wells Fargo net income for third quarter 2023 was $5.8 billion ($1.48 diluted EPS), compared with $3.6 billion ($0.86 diluted EPS) in the same period a year ago. Net income increased in third quarter 2023, compared with the same period a year ago, predominantly due to a $1.0 billion increase in net interest income and a $1.2 billion decrease in noninterest expense.
Net income for the first nine months of 2023 was $15.7 billion ($3.96 diluted EPS), compared with $10.5 billion ($2.52 diluted EPS) in the same period a year ago. Net income increased in the first nine months of 2023, compared with the same period a year ago, predominantly due to a $8.1 billion increase in net interest income and a $1.2 billion decrease in noninterest expense, partially offset by a $3.5 billion increase in provision for credit losses.
Net Interest Income
Net interest income and net interest margin increased in both the third quarter and first nine months of 2023, compared with the same periods a year ago, due to the impact of higher interest rates on earning assets, partially offset by higher expenses for interest bearing deposits and long-term debt.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended September 30, 2023 and 2022.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2022 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2023			2022
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$158,893	1,926	4.81%	$130,761	699	2.12%
Federal funds sold and securities purchased under resale agreements	68,715	888	5.13	57,432	250	1.73
Debt securities:
Trading debt securities	109,802	1,060	3.86	91,618	631	2.75
Available-for-sale debt securities	139,511	1,371	3.92	127,821	792	2.47
Held-to-maturity debt securities	273,948	1,822	2.65	305,063	1,704	2.23
Total debt securities	523,261	4,253	3.24	524,502	3,127	2.38
Loans held for sale (2)	5,437	87	6.40	11,458	120	4.18
Loans:
Commercial and industrial – U.S.	308,862	5,460	7.02	300,097	3,211	4.25
Commercial and industrial – Non-U.S.	73,415	1,312	7.09	81,278	751	3.67
Commercial real estate mortgage	129,206	2,149	6.60	133,720	1,388	4.12
Commercial real estate construction	24,480	498	8.07	21,571	268	4.93
Lease financing	15,564	191	4.90	14,526	137	3.76
Total commercial loans	551,527	9,610	6.92	551,192	5,755	4.14
Residential mortgage – first lien	252,176	2,129	3.38	253,383	2,002	3.16
Residential mortgage – junior lien	11,742	210	7.11	14,226	189	5.28
Credit card	48,889	1,612	13.08	42,407	1,230	11.51
Auto	51,014	615	4.78	54,874	590	4.27
Other consumer	27,845	607	8.65	29,383	413	5.58
Total consumer loans	391,666	5,173	5.26	394,273	4,424	4.47
Total loans (2)	943,193	14,783	6.23	945,465	10,179	4.28
Equity securities	25,019	153	2.42	29,722	156	2.09
Other	8,565	107	4.93	13,577	68	1.97
Total interest-earning assets	$1,733,083	22,197	5.09%	$1,712,917	14,599	3.39%
Cash and due from banks	27,137	—		25,646	—
Goodwill	25,174	—		25,177	—
Other	106,489	—		116,949	—
Total noninterest-earning assets	$158,800	—		167,772	—
Total assets	$1,891,883	22,197		1,880,689	14,599
Liabilities
Deposits:
Demand deposits	$414,294	1,846	1.77%	$421,072	335	0.32%
Savings deposits	366,788	725	0.78	434,023	63	0.06
Time deposits	153,593	1,871	4.83	29,584	77	1.04
Deposits in non-U.S. offices	18,825	166	3.51	17,540	38	0.86
Total interest-bearing deposits	953,500	4,608	1.92	902,219	513	0.23
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	75,849	999	5.23	25,648	122	1.88
Other short-term borrowings	14,229	134	3.72	13,799	36	1.06
Total short-term borrowings	90,078	1,133	4.99	39,447	158	1.59
Long-term debt	181,955	3,039	6.67	158,984	1,553	3.90
Other liabilities	32,564	208	2.54	36,217	172	1.89
Total interest-bearing liabilities	$1,258,097	8,988	2.84%	$1,136,867	2,396	0.84%
Noninterest-bearing demand deposits	386,807	—		505,632	—
Other noninterest-bearing liabilities	62,151	—		55,148	—
Total noninterest-bearing liabilities	$448,958	—		560,780	—
Total liabilities	$1,707,055	8,988		1,697,647	2,396
Total equity	184,828	—		183,042	—
Total liabilities and equity	$1,891,883	8,988		1,880,689	2,396

Interest rate spread on a taxable-equivalent basis (3)			2.25%			2.55%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$13,209	3.03%		$12,203	2.83%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Nine months ended September 30,
			2023			2022
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$134,490	4,543	4.52%	$151,851	1,116	0.98%
Federal funds sold and securities purchased under resale agreements	68,951	2,404	4.66	60,882	313	0.69
Debt securities:
Trading debt securities	102,986	2,759	3.57	90,521	1,741	2.57
Available-for-sale debt securities	144,885	4,041	3.72	147,852	2,216	2.00
Held-to-maturity debt securities	277,644	5,431	2.61	294,231	4,619	2.09
Total debt securities	525,515	12,231	3.11	532,604	8,576	2.15
Loans held for sale (2)	6,022	278	6.16	15,237	386	3.38
Loans:
Commercial and industrial – U.S.	307,971	15,388	6.68	288,420	7,090	3.29
Commercial and industrial – Non-U.S.	74,997	3,695	6.59	80,286	1,675	2.79
Commercial real estate mortgage	130,085	6,174	6.35	130,794	3,201	3.27
Commercial real estate construction	24,383	1,404	7.70	21,058	624	3.96
Lease financing	15,138	541	4.76	14,519	445	4.08
Total commercial loans	552,574	27,202	6.58	535,077	13,035	3.26
Residential mortgage – first lien	253,653	6,326	3.33	248,420	5,852	3.14
Residential mortgage – junior lien	12,342	630	6.82	15,074	522	4.62
Credit card	47,175	4,563	12.93	40,077	3,395	11.33
Auto	51,979	1,815	4.67	55,939	1,760	4.21
Other consumer	28,173	1,734	8.23	28,933	980	4.53
Total consumer loans	393,322	15,068	5.12	388,443	12,509	4.30
Total loans (2)	945,896	42,270	5.97	923,520	25,544	3.70
Equity securities	27,174	517	2.54	31,244	519	2.22
Other	9,900	352	4.75	13,727	97	0.94
Total interest-earning assets	$1,717,948	62,595	4.87%	$1,729,065	36,551	2.82%
Cash and due from banks	27,539	—		25,549	—
Goodwill	25,174	—		25,179	—
Other	107,379	—		120,951	—
Total noninterest-earning assets	$160,092	—		171,679	—
Total assets	$1,878,040	62,595		1,900,744	36,551
Liabilities
Deposits:
Demand deposits	$416,981	4,892	1.57%	$438,676	463	0.14%
Savings deposits	385,171	2,006	0.70	438,370	119	0.04
Time deposits	116,102	3,856	4.44	27,611	122	0.59
Deposits in non-U.S. offices	18,739	420	3.00	19,212	50	0.35
Total interest-bearing deposits	936,993	11,174	1.59	923,869	754	0.11
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	60,685	2,226	4.91	22,910	152	0.89
Other short-term borrowings	16,642	438	3.52	13,046	23	0.24
Total short-term borrowings	77,327	2,664	4.61	35,956	175	0.65
Long-term debt	175,156	8,243	6.28	154,691	3,325	2.87
Other liabilities	33,492	594	2.37	34,317	460	1.79
Total interest-bearing liabilities	$1,222,968	22,675	2.48%	$1,148,833	4,714	0.55%
Noninterest-bearing demand deposits	411,097	—		515,164	—
Other noninterest-bearing liabilities	59,450	—		53,397	—
Total noninterest-bearing liabilities	$470,547	—		568,561	—
Total liabilities	$1,693,515	22,675		1,717,394	4,714
Total equity	184,525	—		183,350	—
Total liabilities and equity	$1,878,040	22,675		1,900,744	4,714

Interest rate spread on a taxable-equivalent basis (3)			2.39%			2.27%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$39,920	3.10%		$31,837	2.46%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity (HTM) debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale (AFS) debt securities. The average interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $104 million and $105 million for the quarters ended September 30, 2023 and 2022, respectively, and $316 million and $320 million for the first nine months of 2023 and 2022, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Deposit-related fees	$1,179	1,289	(110)	(9)%	$3,492	4,138	(646)	(16)%
Lending-related fees	372	358	14	4	1,080	1,053	27	3
Investment advisory and other asset-based fees	2,224	2,111	113	5	6,501	6,955	(454)	(7)
Commissions and brokerage services fees	567	562	5	1	1,756	1,641	115	7
Investment banking fees	492	375	117	31	1,194	1,108	86	8
Card fees	1,098	1,119	(21)	(2)	3,229	3,260	(31)	(1)
Net servicing income	80	129	(49)	(38)	292	408	(116)	(28)
Net gains on mortgage loan originations/sales	113	195	(82)	(42)	335	896	(561)	(63)
Mortgage banking	193	324	(131)	(40)	627	1,304	(677)	(52)
Net gains from trading activities	1,265	900	365	41	3,729	1,564	2,165	138
Net gains from debt securities	6	6	—	—	10	151	(141)	(93)
Net losses from equity securities	(25)	(34)	9	26	(476)	(73)	(403)	NM
Lease income	291	322	(31)	(10)	945	982	(37)	(4)
Other	90	136	(46)	(34)	428	734	(306)	(42)
Total	$7,752	7,468	284	4	$22,515	22,817	(302)	(1)
NM – Not meaningful
Third quarter 2023 vs. third quarter 2022

Deposit-related fees decreased reflecting our efforts to help customers avoid overdraft fees.

Investment advisory and other asset-based fees increased reflecting higher market valuations.

Fees from the majority of Wealth and Investment Management (WIM) advisory assets are based on a percentage of the market value of the assets at the beginning of the quarter. For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Wealth and Investment Management – WIM Advisory Assets” section in this Report.

Investment banking fees increased due to increased activity across all products.

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

Net gains from trading activities increased driven by higher trading revenue in structured products and equities.

Net losses from equity securities decreased reflecting:
•lower impairment of equity securities;
partially offset by:
•lower realized gains on sales of nonmarketable equity securities.

First nine months of 2023 vs. first nine months of 2022

Deposit-related fees decreased reflecting:
•our efforts to help customers avoid overdraft fees; and
•lower fees on commercial accounts driven by higher earnings credit rates due to an increase in interest rates.

Investment advisory and other asset-based fees decreased reflecting lower market valuations.

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

Wells Fargo & Company	9

Earnings Performance (continued)
Net gains from trading activities increased driven by higher trading results across all asset classes.

Net gains from debt securities decreased due to lower gains on sales of asset-based securities and municipal bonds in our investment portfolio as a result of decreased sales volumes.

Net losses from equity securities increased reflecting:
•lower unrealized and realized gains on nonmarketable equity securities driven by our venture capital and private equity investments;
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

10	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Personnel	$8,627	8,212	415	5%	$26,648	25,925	723	3%
Technology, telecommunications and equipment	975	798	177	22	2,844	2,473	371	15
Occupancy	724	732	(8)	(1)	2,144	2,159	(15)	(1)
Operating losses (1)	329	2,218	(1,889)	(85)	828	3,467	(2,639)	(76)
Professional and outside services	1,310	1,235	75	6	3,843	3,831	12	—
Leases (2)	172	186	(14)	(8)	529	559	(30)	(5)
Advertising and promotion	215	126	89	71	553	327	226	69
Restructuring charges	—	—	—	—	—	5	(5)	(100)
Other	761	799	(38)	(5)	2,387	2,273	114	5
Total	$13,113	14,306	(1,193)	(8)	$39,776	41,019	(1,243)	(3)
(1)Includes expenses for legal actions of $175 million and $984 million for third quarter 2023 and 2022, respectively, and $115 million and $1.1 billion for the first nine months of 2023 and 2022, respectively, and expenses for customer remediation activities of $(30) million and $978 million for third quarter 2023 and 2022, respectively, and $133 million and $1.6 billion for the first nine months of 2023 and 2022, respectively.
(2)Represents expenses for assets we lease to customers.
Third quarter and first nine months of 2023 vs. Third quarter and first nine months of 2022

Personnel expense increased driven by:
•higher salaries expense, including higher severance expense; and
•higher incentive compensation expense;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software and higher expense for technology contracts.

Operating losses decreased driven by:
•lower expense for legal actions, compared with third quarter 2022 that included amounts related to the December 2022 CFPB consent order. For additional information on legal actions, see Note 10 (Legal Actions) to Financial Statements in this Report; and
•lower expense for customer remediation activities, compared with higher expense in 2022 predominantly due to the further refinement of the scope of remediation for historical mortgage lending, automobile lending, and consumer deposit accounts matters. Expenses for customer remediation activities in the third quarter and first nine months of 2023 were lower primarily related to matters that had lower estimated costs and complexity than historical matters. For additional information on customer remediation activities, see the “Overview” section above.

As previously disclosed, we have outstanding legal actions and customer remediation activities that could impact operating losses in the coming quarters.
For additional information on operating losses, see Note 17 (Revenue and Expenses) to Financial Statements in this Report.
Advertising and promotion expense increased due to higher marketing and brand campaign volumes.

Other expense increased in the first nine months of 2023, compared with the same period a year ago, driven by higher FDIC deposit assessment expense driven by a higher assessment rate.
We expect to expense the entire amount of the FDIC’s special assessment upon finalization of the proposed rule, which would result in a significant increase in our FDIC deposit assessment expense. For additional information on the FDIC’s special assessment, see the “Overview – Recent Developments” section above.
Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income before income tax expense	$6,547	4,476	2,071	46%	$18,226	12,738	5,488	43%
Income tax expense	811	912	(101)	(11)	2,707	2,280	427	19
Effective income tax rate (1)	12.3%	20.2			14.7%	17.8
(1)Represents Income tax expense (benefit) divided by Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The effective income tax rate decreased in the third quarter and first nine months of 2023, compared with the same periods a year ago, primarily due to the impact of discrete tax benefits in third quarter 2023 related to the resolution of prior period tax matters and lower nondeductible accruals.
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
Table 5: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer, Small and Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Venture capital and private equity investments • Non-strategic businesses

12	Wells Fargo & Company

Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 16 (Operating Segments) to Financial Statements in this Report.

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2023
Net interest income	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	9,581	3,405	4,923	3,702	(248)	(506)	20,857
Provision for credit losses	768	52	324	(10)	63	—	1,197
Noninterest expense	5,913	1,543	2,182	3,006	469	—	13,113
Income (loss) before income tax expense (benefit)	2,900	1,810	2,417	706	(780)	(506)	6,547
Income tax expense (benefit)	727	453	601	177	(641)	(506)	811
Net income (loss) before noncontrolling interests	2,173	1,357	1,816	529	(139)	—	5,736
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(34)	—	(31)
Net income (loss)	$2,173	1,354	1,816	529	(105)	—	5,767
Quarter ended September 30, 2022
Net interest income	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income	2,175	961	1,790	2,577	345	(380)	7,468
Total revenue	9,277	2,952	4,060	3,665	97	(485)	19,566
Provision for credit losses	917	(168)	32	8	(5)	—	784
Noninterest expense	6,758	1,526	1,900	2,796	1,326	—	14,306
Income (loss) before income tax expense (benefit)	1,602	1,594	2,128	861	(1,224)	(485)	4,476
Income tax expense (benefit)	401	409	536	222	(171)	(485)	912
Net income (loss) before noncontrolling interests	1,201	1,185	1,592	639	(1,053)	—	3,564
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(31)	—	(28)
Net income (loss)	$1,201	1,182	1,592	639	(1,022)	—	3,592
Nine months ended September 30, 2023
Net interest income	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	28,400	10,081	14,456	11,031	(197)	(1,652)	62,119
Provision for credit losses	2,509	35	1,509	25	39	—	4,117
Noninterest expense	17,978	4,925	6,486	9,041	1,346	—	39,776
Income (loss) before income tax expense (benefit)	7,913	5,121	6,461	1,965	(1,582)	(1,652)	18,226
Income tax expense (benefit)	1,985	1,281	1,617	492	(1,016)	(1,652)	2,707
Net income (loss) before noncontrolling interests	5,928	3,840	4,844	1,473	(566)	—	15,519
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(186)	—	(177)
Net income (loss)	$5,928	3,831	4,844	1,473	(380)	—	15,696
Nine months ended September 30, 2022
Net interest income	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income	6,877	2,839	4,786	8,324	1,185	(1,194)	22,817
Total revenue	26,347	7,771	11,103	11,127	(500)	(1,514)	54,334
Provision for credit losses	1,340	(491)	(226)	(36)	(10)	—	577
Noninterest expense	19,189	4,535	5,723	8,882	2,690	—	41,019
Income (loss) before income tax expense (benefit)	5,818	3,727	5,606	2,281	(3,180)	(1,514)	12,738
Income tax expense (benefit)	1,454	938	1,420	574	(592)	(1,514)	2,280
Net income (loss) before noncontrolling interests	4,364	2,789	4,186	1,707	(2,588)	—	10,458
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(73)	—	(64)
Net income (loss)	$4,364	2,780	4,186	1,707	(2,515)	—	10,522
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
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$7,633	7,102	531	7%	$22,556	19,470	3,086	16%
Noninterest income:
Deposit-related fees	670	773	(103)	(13)	2,008	2,397	(389)	(16)
Card fees	1,027	1,043	(16)	(2)	3,007	3,042	(35)	(1)
Mortgage banking	105	212	(107)	(50)	397	1,077	(680)	(63)
Other	146	147	(1)	(1)	432	361	71	20
Total noninterest income	1,948	2,175	(227)	(10)	5,844	6,877	(1,033)	(15)
Total revenue	9,581	9,277	304	3	28,400	26,347	2,053	8
Net charge-offs	722	435	287	66	1,932	1,168	764	65
Change in the allowance for credit losses	46	482	(436)	(90)	577	172	405	235
Provision for credit losses	768	917	(149)	(16)	2,509	1,340	1,169	87
Noninterest expense	5,913	6,758	(845)	(13)	17,978	19,189	(1,211)	(6)
Income before income tax expense	2,900	1,602	1,298	81	7,913	5,818	2,095	36
Income tax expense	727	401	326	81	1,985	1,454	531	37
Net income	$2,173	1,201	972	81	$5,928	4,364	1,564	36
Revenue by Line of Business
Consumer, Small and Business Banking	$6,665	6,232	433	7	$19,727	16,813	2,914	17
Consumer Lending:
Home Lending	840	973	(133)	(14)	2,550	3,435	(885)	(26)
Credit Card	1,375	1,349	26	2	4,001	3,918	83	2
Auto	360	423	(63)	(15)	1,130	1,303	(173)	(13)
Personal Lending	341	300	41	14	992	878	114	13
Total revenue	$9,581	9,277	304	3	$28,400	26,347	2,053	8

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	19.1%	9.4			17.5%	11.6
Efficiency ratio (2)	62	73			63	73
Retail bank branches (#, period-end)	4,355	4,612		(6)
Digital active customers (# in millions, period-end) (3)	34.6	33.6		3
Mobile active customers (# in millions, period-end) (3)	29.6	28.3		5

Consumer, Small and Business Banking:
Deposit spread (4)	2.7%	2.1			2.6%	1.8
Debit card purchase volume ($ in billions) (5)	$124.5	122.4	2.1	2	$366.7	362.6	4.1	1
Debit card purchase transactions (# in millions) (5)	2,550	2,501		2	7,454	7,356		1
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$41	81	(40)	(49)%	$187	274	(87)	(32)%
Net gains on mortgage loan originations/sales	64	131	(67)	(51)	210	803	(593)	(74)
Total mortgage banking	$105	212	(107)	(50)	$397	1,077	(680)	(63)

Originations ($ in billions):
Retail	$6.4	12.4	(6.0)	(48)	$19.7	56.1	(36.4)	(65)
Correspondent	—	9.1	(9.1)	(100)	1.1	37.4	(36.3)	(97)
Total originations	$6.4	21.5	(15.1)	(70)	$20.8	93.5	(72.7)	(78)

% of originations held for sale (HFS)	40.7%	59.2			44.4%	51.2
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$591.8	687.4	(95.6)	(14)
Mortgage servicing rights (MSR) carrying value (period-end)	8,457	9,828	(1,371)	(14)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.43%	1.43
Home lending loans 30+ days delinquency rate (period-end) (7)(8)	0.29	0.29

Credit Card:
Point of sale (POS) volume ($ in billions)	$35.2	30.7	4.5	15	$99.3	86.8	12.5	14
New accounts (# in thousands)	714	584		22	1,892	1,592		19
Credit card loans 30+ days delinquency rate (period-end)	2.70%	1.81
Credit card loans 90+ days delinquency rate (period-end)	1.37	0.85

Auto:
Auto originations ($ in billions)	$4.1	5.4	(1.3)	(24)	$13.9	18.1	(4.2)	(23)
Auto loans 30+ days delinquency rate (period-end) (8)	2.60%	2.19

Personal Lending:
New volume ($ in billions)	$3.1	3.5	(0.4)	(11)	$9.3	9.4	(0.1)	(1)
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
(7)Excludes residential mortgage loans insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA) and loans held for sale (LHFS).
(8)Excludes nonaccrual loans.
Third quarter 2023 vs. third quarter 2022
Revenue increased driven by:
•higher net interest income driven by higher interest rates and deposit spreads, partially offset by lower deposit balances;
partially offset by:
•lower mortgage banking noninterest income driven by lower residential mortgage origination volumes and lower servicing income, including the impact of MSR sales; and
•lower deposit-related fees reflecting our efforts to help customers avoid overdraft fees.

Provision for credit losses decreased due to:
•a $436 million decrease in the allowance for credit losses driven by a lower allowance for auto loans;
partially offset by:
•higher net charge-offs driven by our Credit Card and Personal Lending businesses.

Noninterest expense decreased due to:
•lower operating losses driven by lower expense for legal
actions and customer remediation activities; and
•lower personnel expense driven by the impact of efficiency initiatives, as well as lower revenue-related incentive compensation in Home Lending due to lower production;
partially offset by:
•higher operating costs and advertising costs.

First nine months of 2023 vs. first nine months of 2022
Revenue increased driven by:
•higher net interest income driven by higher interest rates and deposit spreads, partially offset by lower deposit balances;
partially offset by:
•lower mortgage banking noninterest income due to lower residential mortgage origination volumes and lower servicing income, including the impact of MSR sales; and
•lower deposit-related fees reflecting our efforts to help customers avoid overdraft fees.

Provision for credit losses increased due to:
•a $405 million increase in the allowance for credit losses

Wells Fargo & Company	15

Earnings Performance (continued)
driven by higher credit card loan balances, a less favorable economic outlook, and portfolio credit normalization, partially offset by a lower allowance for auto loans; and
•higher net charge-offs driven by our Credit Card, Personal Lending, and Auto businesses.
Noninterest expense decreased due to:
•lower operating losses driven by lower expense for legal actions and customer remediation activities; and
•lower personnel expense driven by the impact of efficiency initiatives, as well as lower revenue-related incentive compensation in Home Lending due to lower production;
partially offset by:
•higher operating costs, advertising costs, and FDIC assessments.
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$8,983	9,895	(912)	(9)%	$9,186	10,315	(1,129)	(11)%
Consumer Lending:
Home Lending	218,546	221,870	(3,324)	(1)	220,568	218,015	2,553	1
Credit Card	41,168	35,052	6,116	17	39,539	33,139	6,400	19
Auto	51,578	55,430	(3,852)	(7)	52,569	56,500	(3,931)	(7)
Personal Lending	15,270	13,397	1,873	14	14,863	12,588	2,275	18
Total loans	$335,545	335,644	(99)	—	$336,725	330,557	6,168	2
Total deposits	801,061	888,037	(86,976)	(10)	821,741	889,366	(67,625)	(8)
Allocated capital	44,000	48,000	(4,000)	(8)	44,000	48,000	(4,000)	(8)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$9,115	9,898	(783)	(8)
Consumer Lending:
Home Lending	217,955	222,471	(4,516)	(2)
Credit Card	42,040	35,965	6,075	17
Auto	50,407	55,116	(4,709)	(9)
Personal Lending	15,439	13,902	1,537	11
Total loans	$334,956	337,352	(2,396)	(1)
Total deposits	798,897	886,991	(88,094)	(10)
Third quarter 2023 vs. third quarter 2022
Total loans (average and period-end) decreased driven by:
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions and rising interest rates; and
•lower loan balances in Home Lending;
partially offset by:
•higher point of sale volume and the impact of new product launches in our Credit Card business; and
•higher loan balances in our Personal Lending business due to higher origination volumes and slower payment rates.

Total deposits (average and period-end) decreased due to consumer deposit outflows on consumer spending, as well as customer migration to higher yielding alternatives.
First nine months of 2023 vs. first nine months of 2022
Total loans (average) increased driven by:
•higher point of sale volume and the impact of new product launches in our Credit Card business;
•higher loan balances in Home Lending; and
•higher loan balances in our Personal Lending business due to higher origination volumes and slower payment rates;
partially offset by:
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions and rising interest rates; and
•a decline in Paycheck Protection Program loans in Consumer, Small and Business Banking.

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
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,519	1,991	528	27%	$7,509	4,932	2,577	52%
Noninterest income:
Deposit-related fees	257	256	1	—	741	894	(153)	(17)
Lending-related fees	133	126	7	6	393	369	24	7
Lease income	153	176	(23)	(13)	489	534	(45)	(8)
Other	343	403	(60)	(15)	949	1,042	(93)	(9)
Total noninterest income	886	961	(75)	(8)	2,572	2,839	(267)	(9)
Total revenue	3,405	2,952	453	15	10,081	7,771	2,310	30
Net charge-offs	37	(3)	40	NM	61	(28)	89	318
Change in the allowance for credit losses	15	(165)	180	109	(26)	(463)	437	94
Provision for credit losses	52	(168)	220	131	35	(491)	526	107
Noninterest expense	1,543	1,526	17	1	4,925	4,535	390	9
Income before income tax expense	1,810	1,594	216	14	5,121	3,727	1,394	37
Income tax expense	453	409	44	11	1,281	938	343	37
Less: Net income from noncontrolling interests	3	3	—	—	9	9	—	—
Net income	$1,354	1,182	172	15	$3,831	2,780	1,051	38

Revenue by Line of Business
Middle Market Banking	$2,212	1,793	419	23	$6,566	4,498	2,068	46
Asset-Based Lending and Leasing	1,193	1,159	34	3	3,515	3,273	242	7
Total revenue	$3,405	2,952	453	15	$10,081	7,771	2,310	30

Revenue by Product
Lending and leasing	$1,321	1,333	(12)	(1)	$3,977	3,896	81	2
Treasury management and payments	1,541	1,242	299	24	4,687	2,964	1,723	58
Other	543	377	166	44	1,417	911	506	56
Total revenue	$3,405	2,952	453	15	$10,081	7,771	2,310	30

Selected Metrics
Return on allocated capital	20.2%	23.1			19.2%	18.1
Efficiency ratio	45	52			49	58
NM – Not meaningful
Third quarter 2023 vs. third quarter 2022
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and higher loan balances, partially offset by lower deposit balances;
partially offset by:
•lower other noninterest income due to lower net gains from equity securities, partially offset by higher revenue from renewable energy investments.

Provision for credit losses reflected loan growth.

Noninterest expense increased due to higher operating costs and personnel expense, partially offset by lower operating losses and the impact of efficiency initiatives.

First nine months of 2023 vs. first nine months of 2022
Revenue increased driven by:
•higher net interest income reflecting higher interest rates and higher loan balances, partially offset by lower deposit balances;
partially offset by:
•lower deposit-related fees driven by the impact of higher earnings credit rates, which result in lower fees for commercial customers; and
•lower other noninterest income due to lower net gains from equity securities, partially offset by higher revenue from renewable energy investments.

Provision for credit losses reflected loan growth.

Noninterest expense increased due to higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$164,182	150,365	13,817	9%	$164,461	143,383	21,078	15%
Commercial real estate	45,716	45,121	595	1	45,810	44,988	822	2
Lease financing and other	14,518	13,511	1,007	7	14,090	13,486	604	4
Total loans	$224,416	208,997	15,419	7	$224,361	201,857	22,504	11
Loans by Line of Business:
Middle Market Banking	$120,509	117,031	3,478	3	$121,442	112,913	8,529	8
Asset-Based Lending and Leasing	103,907	91,966	11,941	13	102,919	88,944	13,975	16
Total loans	$224,416	208,997	15,419	7	$224,361	201,857	22,504	11
Total deposits	160,556	180,231	(19,675)	(11)	165,887	189,664	(23,777)	(13)
Allocated capital	25,500	19,500	6,000	31	25,500	19,500	6,000	31

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$165,094	155,400	9,694	6
Commercial real estate	45,663	45,540	123	—
Lease financing and other	15,014	13,645	1,369	10
Total loans	$225,771	214,585	11,186	5
Loans by Line of Business:
Middle Market Banking	$119,354	118,627	727	1
Asset-Based Lending and Leasing	106,417	95,958	10,459	11
Total loans	$225,771	214,585	11,186	5
Total deposits	160,368	172,727	(12,359)	(7)
Third quarter 2023 vs. third quarter 2022
Total loans (average and period-end) increased driven by new customer growth.

Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives, partially offset by additions of deposits from new and existing customers.
First nine months of 2023 vs. first nine months of 2022
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
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$2,319	2,270	49	2%	$7,139	6,317	822	13%
Noninterest income:
Deposit-related fees	247	255	(8)	(3)	730	828	(98)	(12)
Lending-related fees	206	198	8	4	591	578	13	2
Investment banking fees	545	392	153	39	1,249	1,161	88	8
Net gains from trading activities	1,193	674	519	77	3,531	1,280	2,251	176
Other	413	271	142	52	1,216	939	277	29
Total noninterest income	2,604	1,790	814	45	7,317	4,786	2,531	53
Total revenue	4,923	4,060	863	21	14,456	11,103	3,353	30
Net charge-offs	105	(16)	121	756	205	(58)	263	453
Change in the allowance for credit losses	219	48	171	356	1,304	(168)	1,472	876
Provision for credit losses	324	32	292	913	1,509	(226)	1,735	768
Noninterest expense	2,182	1,900	282	15	6,486	5,723	763	13
Income before income tax expense	2,417	2,128	289	14	6,461	5,606	855	15
Income tax expense	601	536	65	12	1,617	1,420	197	14
Net income	$1,816	1,592	224	14	$4,844	4,186	658	16

Revenue by Line of Business
Banking:
Lending	$721	580	141	24	$2,098	1,629	469	29
Treasury Management and Payments	747	670	77	11	2,294	1,631	663	41
Investment Banking	430	336	94	28	1,021	889	132	15
Total Banking	1,898	1,586	312	20	5,413	4,149	1,264	30
Commercial Real Estate	1,376	1,212	164	14	4,020	3,267	753	23
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,148	914	234	26	3,566	2,725	841	31
Equities	518	316	202	64	1,352	836	516	62
Credit Adjustment (CVA/DVA) and Other	(12)	17	(29)	NM	73	55	18	33
Total Markets	1,654	1,247	407	33	4,991	3,616	1,375	38
Other	(5)	15	(20)	NM	32	71	(39)	(55)
Total revenue	$4,923	4,060	863	21	$14,456	11,103	3,353	30

Selected Metrics
Return on allocated capital	15.5%	16.6			13.9%	14.6
Efficiency ratio	44	47			45	52
NM – Not meaningful
Third quarter 2023 vs. third quarter 2022
Revenue increased driven by:
•higher net gains from trading activities driven by higher trading revenue in structured products and equities;
•higher investment banking fees due to increased activity across all products;
•higher net interest income reflecting higher interest rates; and
•higher other noninterest income driven by higher foreign exchange revenue, as well as higher revenue in our low-income housing business.

Provision for credit losses increased reflecting a $171 million increase in the allowance for credit losses driven by commercial real estate office loans, as well as higher net charge-offs.

Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.

First nine months of 2023 vs. first nine months of 2022
Revenue increased driven by:
•higher net gains from trading activities driven by higher trading results across all asset classes;

Wells Fargo & Company	19

Earnings Performance (continued)
•higher net interest income reflecting higher interest rates; and
•higher other noninterest income driven by higher foreign exchange revenue.

Provision for credit losses increased reflecting a $1.5 billion increase in the allowance for credit losses driven by commercial real estate office loans, as well as higher net charge-offs.
Noninterest expense increased driven by higher operating costs and personnel expense, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$191,128	205,185	(14,057)	(7)%	$191,800	199,006	(7,206)	(4)%
Commercial real estate	100,523	101,055	(532)	(1)	100,810	97,551	3,259	3
Total loans	$291,651	306,240	(14,589)	(5)	$292,610	296,557	(3,947)	(1)
Loans by Line of Business:
Banking	$94,010	109,909	(15,899)	(14)	$96,148	107,200	(11,052)	(10)
Commercial Real Estate	135,639	137,568	(1,929)	(1)	136,302	132,384	3,918	3
Markets	62,002	58,763	3,239	6	60,160	56,973	3,187	6
Total loans	$291,651	306,240	(14,589)	(5)	$292,610	296,557	(3,947)	(1)
Trading-related assets:
Trading account securities	$122,376	110,919	11,457	10	$117,858	112,351	5,507	5
Reverse repurchase agreements/securities borrowed	62,284	45,486	16,798	37	60,105	49,708	10,397	21
Derivative assets	19,760	28,050	(8,290)	(30)	18,410	28,386	(9,976)	(35)
Total trading-related assets	$204,420	184,455	19,965	11	$196,373	190,445	5,928	3
Total assets	559,647	560,509	(862)	—	552,888	558,773	(5,885)	(1)
Total deposits	157,212	156,830	382	—	158,337	163,578	(5,241)	(3)
Allocated capital	44,000	36,000	8,000	22	44,000	36,000	8,000	22

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$190,547	198,253	(7,706)	(4)
Commercial real estate	99,783	101,440	(1,657)	(2)
Total loans	$290,330	299,693	(9,363)	(3)
Loans by Line of Business:
Banking	$93,723	103,809	(10,086)	(10)
Commercial Real Estate	133,939	137,077	(3,138)	(2)
Markets	62,668	58,807	3,861	7
Total loans	$290,330	299,693	(9,363)	(3)
Trading-related assets:
Trading account securities	$120,547	113,488	7,059	6
Reverse repurchase agreements/securities borrowed	64,240	44,194	20,046	45
Derivative assets	21,231	28,545	(7,314)	(26)
Total trading-related assets	$206,018	186,227	19,791	11
Total assets	557,642	550,695	6,947	1
Total deposits	162,776	154,550	8,226	5
Third quarter 2023 vs. third quarter 2022
Total loans (average and period-end) decreased driven by lower originations.

Total trading-related assets (average and period-end) increased reflecting:
•increased volume of reverse repurchase agreements; and
•higher trading account securities driven by higher mortgage-backed securities;
partially offset by:
•lower trading-related derivative assets due to declines in derivative balances for commodities and equities.

Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.
First nine months of 2023 vs. first nine months of 2022
Total loans (average) decreased driven by lower originations.

Total trading-related assets (average) increased reflecting:

20	Wells Fargo & Company

•increased volume of reverse repurchase agreements; and
•higher trading account securities driven by higher mortgage-backed securities;
partially offset by:
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
Table 6g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$1,007	1,088	(81)	(7)%	$3,060	2,803	257	9%
Noninterest income:
Investment advisory and other asset-based fees	2,164	2,066	98	5	6,335	6,848	(513)	(7)
Commissions and brokerage services fees	492	486	6	1	1,527	1,399	128	9
Other	39	25	14	56	109	77	32	42
Total noninterest income	2,695	2,577	118	5	7,971	8,324	(353)	(4)
Total revenue	3,702	3,665	37	1	11,031	11,127	(96)	(1)
Net charge-offs	1	(1)	2	200	(1)	(5)	4	80
Change in the allowance for credit losses	(11)	9	(20)	NM	26	(31)	57	184
Provision for credit losses	(10)	8	(18)	NM	25	(36)	61	169
Noninterest expense	3,006	2,796	210	8	9,041	8,882	159	2
Income before income tax expense	706	861	(155)	(18)	1,965	2,281	(316)	(14)
Income tax expense	177	222	(45)	(20)	492	574	(82)	(14)
Net income	$529	639	(110)	(17)	$1,473	1,707	(234)	(14)

Selected Metrics
Return on allocated capital	32.8%	28.4			30.8%	25.5
Efficiency ratio	81	76			82	80
Client assets ($ in billions, period-end):
Advisory assets	$825	756	69	9
Other brokerage assets and deposits	1,123	1,003	120	12
Total client assets	$1,948	1,759	189	11

Selected Balance Sheet Data (average)
Total loans	$82,195	85,472	(3,277)	(4)	$82,948	85,386	(2,438)	(3)
Total deposits	107,500	158,367	(50,867)	(32)	115,418	172,516	(57,098)	(33)
Allocated capital	6,250	8,750	(2,500)	(29)	6,250	8,750	(2,500)	(29)

Selected Balance Sheet Data (period-end)
Total loans	$82,331	85,180	(2,849)	(3)
Total deposits	103,255	148,890	(45,635)	(31)
NM- Not meaningful
Third quarter 2023 vs. third quarter 2022
Revenue increased driven by:
•higher investment advisory and other asset-based fees due to higher market valuations;
partially offset by:
•lower net interest income reflecting lower deposit and loan balances, partially offset by higher interest rates.

Noninterest expense increased driven by:
•higher personnel expense driven by higher revenue-related incentive compensation; and
•higher operating costs;
partially offset by:
•the impact of efficiency initiatives.
Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives.
First nine months of 2023 vs. first nine months of 2022
Revenue decreased driven by:
•lower investment advisory and other asset-based fees due to lower market valuations and net outflows of advisory assets;
partially offset by:
•higher net interest income reflecting higher interest rates, partially offset by lower deposit balances; and

Wells Fargo & Company	21

Earnings Performance (continued)
•higher commissions and brokerage services fees due to higher service fee rates.
Provision for credit losses included a $57 million increase in the allowance for credit losses reflecting a less favorable economic outlook and portfolio credit normalization.

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
For both third quarter 2023 and 2022, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2023
Client-directed (4)	$177.4	8.2	(8.3)	(5.3)	172.0	$165.2	24.6	(25.8)	8.0	172.0
Financial advisor-directed (5)	243.7	10.0	(9.4)	(4.2)	240.1	222.9	28.9	(28.7)	17.0	240.1
Separate accounts (6)	188.5	5.9	(6.1)	(5.7)	182.6	176.5	17.6	(19.0)	7.5	182.6
Mutual fund advisory (7)	81.9	1.9	(3.0)	(2.4)	78.4	78.6	5.7	(9.2)	3.3	78.4
Total Wells Fargo Advisors	$691.5	26.0	(26.8)	(17.6)	673.1	$643.2	76.8	(82.7)	35.8	673.1
The Private Bank (8)	158.0	5.8	(8.0)	(4.1)	151.7	153.6	19.2	(26.2)	5.1	151.7
Total WIM advisory assets	$849.5	31.8	(34.8)	(21.7)	824.8	$796.8	96.0	(108.9)	40.9	824.8
September 30, 2022
Client-directed (4)	$167.0	7.1	(8.7)	(7.4)	158.0	$205.6	23.4	(28.9)	(42.1)	158.0
Financial advisor-directed (5)	218.6	9.6	(11.1)	(8.0)	209.1	255.5	32.0	(32.3)	(46.1)	209.1
Separate accounts (6)	171.6	5.5	(5.7)	(7.3)	164.1	203.3	19.1	(19.9)	(38.4)	164.1
Mutual fund advisory (7)	82.2	1.8	(3.2)	(4.5)	76.3	102.1	7.1	(11.2)	(21.7)	76.3
Total Wells Fargo Advisors	$639.4	24.0	(28.7)	(27.2)	607.5	$766.5	81.6	(92.3)	(148.3)	607.5
The Private Bank (8)	160.4	6.1	(12.0)	(5.7)	148.8	198.0	20.6	(37.2)	(32.6)	148.8
Total WIM advisory assets	$799.8	30.1	(40.7)	(32.9)	756.3	$964.5	102.2	(129.5)	(180.9)	756.3
(1)Inflows include new advisory account assets, contributions, dividends and interest.
(2)Outflows include closed advisory account assets, withdrawals and client management fees.
(3)Market impact reflects gains and losses on portfolio investments.
(4)Investment advice and other services are provided to the client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.
(5)Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.
(6)Professional advisory portfolios managed by third-party asset managers. Fees are earned based on a percentage of certain client assets.
(7)Program with portfolios constructed of load-waived, no-load, and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.
(8)Discretionary and non-discretionary portfolios held in personal trusts, investment agency, or custody accounts with fees earned based on a percentage of client assets.

22	Wells Fargo & Company

Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and venture capital and private equity investments. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses. In third quarter 2023, we sold investments in certain private equity funds, which had a minimal impact to net income. Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income Statement
Net interest income	$(269)	(248)	(21)	(8)%	$(344)	(1,685)	1,341	80%
Noninterest income	21	345	(324)	(94)	147	1,185	(1,038)	(88)
Total revenue	(248)	97	(345)	NM	(197)	(500)	303	61
Net charge-offs	(1)	(16)	15	94	(5)	(28)	23	82
Change in the allowance for credit losses	64	11	53	482	44	18	26	144
Provision for credit losses	63	(5)	68	NM	39	(10)	49	490
Noninterest expense	469	1,326	(857)	(65)	1,346	2,690	(1,344)	(50)
Loss before income tax benefit	(780)	(1,224)	444	36	(1,582)	(3,180)	1,598	50
Income tax benefit	(641)	(171)	(470)	NM	(1,016)	(592)	(424)	(72)
Less: Net loss from noncontrolling interests (1)	(34)	(31)	(3)	(10)	(186)	(73)	(113)	NM
Net loss	$(105)	(1,022)	917	90	$(380)	(2,515)	2,135	85
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Third quarter 2023 vs. third quarter 2022
Revenue decreased driven by:
•lower other noninterest income reflecting assumption changes related to the valuation of our Visa B common stock exposure; and
•lower venture capital revenue.

Noninterest expense decreased driven by lower operating losses due to lower expense for legal actions.

First nine months of 2023 vs. first nine months of 2022
Revenue increased driven by:
•higher net interest income reflecting higher interest rates;
partially offset by:
•lower unrealized and realized gains on nonmarketable equity securities from our venture capital and private equity investments, partially offset by lower impairment of equity securities and higher unrealized gains on marketable equity securities;
•lower other noninterest income reflecting assumption changes related to the valuation of our Visa B common stock exposure, as well as the change in fair value of liabilities associated with our reinsurance business, which was recognized as a result of our adoption of ASU 2018-12 in first quarter 2023. For additional information on our adoption of ASU 2018-12, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in
this Report; and
•lower net gains from debt securities due to lower gains on sales of asset-based securities and municipal bonds in our investment portfolio as a result of decreased sales volumes.

Noninterest expense decreased driven by:
•lower operating losses due to lower expense for legal actions; and
•the impact of previously divested businesses.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.5 billion and $4.7 billion as of September 30, 2023, and December 31, 2022, respectively. The average age of our rail cars is 22 years and the rail cars are typically leased to customers under short-term leases of 3 to 5 years. Our four largest concentrations, which represented 67% of our rail car fleet as of September 30, 2023, were rail cars used for the transportation of cement/sand, agricultural grain, plastics, and coal products. We may incur impairment charges in the future based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. Our assumptions for impairment are sensitive to estimated utilization and rental rates as well as the estimated economic life of the leased asset. For additional information on the accounting for impairment of operating lease assets, see Note 1 (Summary of Significant Accounting Policies) and Note 8 (Leasing Activity) to Financial Statements in our 2022 Form 10-K.

Wells Fargo & Company	23

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$164,900	134,725	30,175	22%	$138,449	152,875	(14,426)	(9)%
Available-for-sale debt securities (1)	119,745	110,575	9,170	8	126,304	131,607	(5,303)	(4)
Held-to-maturity debt securities (1)	266,012	297,335	(31,323)	(11)	269,885	288,265	(18,380)	(6)
Equity securities	15,784	15,423	361	2	15,544	15,620	(76)	—
Total loans	9,386	9,112	274	3	9,252	9,163	89	1
Total assets	623,339	617,712	5,627	1	610,047	648,967	(38,920)	(6)
Total deposits	113,978	24,386	89,592	367	86,707	23,909	62,798	263

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$194,653	141,743	52,910	37
Available-for-sale debt securities (1)	115,005	104,726	10,279	10
Held-to-maturity debt securities (1)	264,248	297,530	(33,282)	(11)
Equity securities	15,496	15,581	(85)	(1)
Total loans	9,036	9,096	(60)	(1)
Total assets	641,455	615,382	26,073	4
Total deposits	128,714	34,993	93,721	268
(1)In first quarter 2023, we reclassified HTM debt securities with a fair value of $23.2 billion to AFS debt securities in connection with the adoption of ASU 2022-01 – Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Third quarter 2023 vs. third quarter 2022
Total assets (average and period-end) increased reflecting an increase in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury driven by an increase in issuances of certificates of deposit (CDs) and long-term debt.

Total deposits (average and period-end) increased driven by issuances of CDs.
First nine months of 2023 vs. first nine months of 2022
Total assets (average) decreased reflecting:
•a decrease in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury as a result of an increase in loans originated in the operating segments and a decrease in deposits in the operating segments, partially offset by an increase in issuances of CDs and long-term debt; and
•sales of and net unrealized losses on AFS debt securities.

Total deposits (average) increased driven by issuances of CDs.

24	Wells Fargo & Company

Balance Sheet Analysis
At September 30, 2023, our assets totaled $1.91 trillion, up $28.2 billion from December 31, 2022.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2023				December 31, 2022
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$137,265	(10,828)	126,437	5.3	$121,725	(8,131)	113,594	5.4
Held-to-maturity (3)	267,214	(50,287)	216,927	8.7	297,059	(41,538)	255,521	8.1
Total	$404,479	(61,115)	343,364	n/a	$418,784	(49,669)	369,115	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $0 and $6 million related to available-for-sale debt securities and $87 million and $85 million related to held-to-maturity debt securities at September 30, 2023, and December 31, 2022, respectively.
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
In addition, we transferred AFS debt securities with a fair value of $3.7 billion to HTM debt securities in the first nine months of 2023 due to actions taken to reposition the overall portfolio for capital management purposes. Debt securities transferred from AFS to HTM in the first nine months of 2023 had $320 million of pre-tax unrealized losses at the time of the transfers.
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
The total net unrealized losses on AFS and HTM debt securities increased from December 31, 2022 due to changes in interest rates.
At September 30, 2023, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2022, due to decreases in both the commercial and industrial and commercial real estate loan portfolios as paydowns exceeded originations and advances. Consumer loans decreased from December 31, 2022, as increases in the credit card portfolio were more than offset by decreases in all other consumer loan portfolios, primarily the residential mortgage loan portfolio.
Table 8: Loan Portfolios

($ in millions)	Sep 30, 2023	Dec 31, 2022	$ Change	% Change
Commercial	$551,051	557,516	(6,465)	(1)%
Consumer	391,373	398,355	(6,982)	(2)
Total loans	$942,424	955,871	(13,447)	(1)
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

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. In response to higher interest rates, our average deposit cost in third quarter 2023 increased to 1.36%, compared with 0.46% in fourth quarter 2022.
Table 9: Deposits

($ in millions)	Sep 30, 2023	% of total deposits	Dec 31, 2022	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$384,330	28%	$458,010	33%	$(73,680)	(16)%
Interest-bearing demand deposits	416,962	31	428,877	31	(11,915)	(3)
Savings deposits	355,826	26	410,139	30	(54,313)	(13)
Time deposits	174,480	13	66,197	5	108,283	164
Interest-bearing deposits in non-U.S. offices	22,412	2	20,762	1	1,650	8
Total deposits	$1,354,010	100%	$1,383,985	100%	$(29,975)	(2)

26	Wells Fargo & Company

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2023	Dec 31, 2022
Commercial and industrial	$382,527	386,806
Commercial real estate	152,486	155,802
Lease financing	16,038	14,908
Total commercial	551,051	557,516
Residential mortgage	263,174	269,117
Credit card	49,851	46,293
Auto	49,865	53,669
Other consumer	28,483	29,276
Total consumer	391,373	398,355
Total loans	$942,424	955,871
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Sep 30, 2023	Dec 31, 2022
Nonaccrual loans
Commercial loans	$4,586	1,823
Consumer loans	3,416	3,803
Total nonaccrual loans	$8,002	5,626
Nonaccrual loans as a % of total loans	0.85%	0.59

Allowance for credit losses (ACL) for loans	$15,064	13,609
ACL for loans as a % of total loans	1.60%	1.42

	Quarter ended September 30,
	2023	2022
Net loan charge-offs as a % of:
Average commercial loans	0.13%	—
Average consumer loans	0.67	0.40

	Nine months ended September 30,
	2023	2022
Average commercial loans	0.11%	—
Average consumer loans	0.60	0.36
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

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING
For purposes of portfolio risk management, we aggregate commercial and industrial loans and lease financing according to market segmentation and standard industry codes. We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful, and loss categories.

28	Wells Fargo & Company

We had $13.9 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at September 30, 2023, compared with $12.6 billion at December 31, 2022. The increase was driven by the technology, telecom and media, and retail industries, partially offset by the equipment, machinery and parts manufacturing industry.
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
The portfolio decreased at September 30, 2023, compared with December 31, 2022, as a result of paydowns and decreased loan draws. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$10	147,362	16%	$234,838	44	147,171	15%	$229,822
Technology, telecom and media	29	26,817	3	63,062	31	27,767	3	66,340
Real estate and construction	58	25,321	3	55,292	73	24,478	3	56,393
Retail	72	20,913	2	50,035	47	19,487	2	49,334
Equipment, machinery and parts manufacturing	109	25,847	3	48,634	83	23,675	2	47,507
Materials and commodities	168	14,640	2	38,513	86	16,610	2	39,667
Food and beverage manufacturing	3	15,655	2	33,874	17	17,393	2	33,951
Oil, gas and pipelines	3	10,559	1	32,189	55	9,991	1	31,077
Health care and pharmaceuticals	20	14,985	2	30,199	21	14,861	2	30,294
Auto related	7	14,167	2	29,523	10	13,168	1	27,451
Commercial services	36	10,800	1	26,058	50	11,418	1	26,693
Utilities	1	8,099	*	24,876	18	9,457	*	26,899
Diversified or miscellaneous	3	7,673	*	20,567	2	8,161	*	21,498
Entertainment and recreation	19	13,212	1	19,806	28	13,085	1	18,741
Transportation services	140	8,972	*	16,393	237	8,389	*	16,064
Insurance and fiduciaries	1	4,964	*	16,033	1	4,691	*	15,592
Banks	—	11,799	1	12,733	—	14,403	2	16,537
Government and education	29	5,675	*	12,135	25	6,482	*	12,590
Agribusiness	8	5,965	*	11,810	24	6,180	*	11,457
Other (2)	7	5,140	*	12,637	13	4,847	*	12,301
Total	$723	398,565	42%	$789,207	865	401,714	42%	$790,208
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
(2)No other single industry had total loans in excess of $3.0 billion at September 30, 2023, and $3.4 billion at December 31, 2022, respectively.

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
Table 12a: Financials Except Banks Industry Category

	September 30, 2023				December 31, 2022
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$—	51,630	6%	$96,902	1	52,254	5%	$97,998
Commercial finance (3)	2	53,362	6	81,544	31	53,269	5	76,016
Consumer finance (4)	—	19,287	2	30,831	4	17,028	2	29,047
Real estate finance (5)	8	23,083	2	25,561	8	24,620	3	26,761
Total	$10	147,362	16%	$234,838	44	147,171	15%	$229,822
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.7 billion and $7.8 billion at September 30, 2023, and December 31, 2022, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $74.2 billion and $79.7 billion at September 30, 2023, and December 31, 2022, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2023, and December 31, 2022, respectively, included:
•$41.6 billion and $45.7 billion in the financials except banks industry;
•$11.8 billion and $14.1 billion in the banks industry; and
•$1.7 billion and $1.2 billion in the oil, gas and pipelines industry.

30	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is comprised of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $3.3 billion from December 31, 2022, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 27% and office at 21% of the portfolio. Unfunded credit commitments were $8.2 billion and $8.8 billion at September 30, 2023, and December 31, 2022, respectively, for CRE mortgage loans and $14.6 billion and $20.7 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $16.7 billion of CRE mortgage loans classified as criticized at
September 30, 2023, compared with $11.3 billion at December 31, 2022, and $1.3 billion of CRE construction loans classified as criticized at September 30, 2023, compared with $1.1 billion at December 31, 2022. The increase in criticized CRE loans was predominantly driven by the office and apartments property types. The credit quality of the office property type continued to be adversely affected as weakened demand for office space continued to drive higher vacancy rates and deteriorating operating performance. We continue to closely monitor this portfolio. At September 30, 2023, nearly one-third of the CRE loans in the office property type had recourse to a guarantor, typically through a repayment guarantee, in addition to the related collateral. Loans in California and New York represented approximately 40% of the office property type at September 30, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					September 30, 2023				December 31, 2022
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,298	27,786	—	4,187	1,298	31,973	3%	$36,006	34,285	39,594
New York	625	13,974	—	2,483	625	16,457	2	18,609	17,294	19,360
Florida	64	10,436	—	2,069	64	12,505	1	14,926	11,418	14,690
Texas	19	10,635	—	1,422	19	12,057	1	13,870	12,807	14,941
Georgia	31	4,904	—	1,024	31	5,928	*	6,969	5,428	6,651
North Carolina	47	4,222	—	1,280	47	5,502	*	6,444	5,227	6,650
Washington	341	4,144	—	1,309	341	5,453	*	6,358	5,603	6,868
Arizona	13	4,569	—	568	13	5,137	*	5,990	5,302	6,288
New Jersey	7	2,689	—	1,594	7	4,283	*	5,178	4,119	5,660
Massachusetts	66	2,867	39	1,391	105	4,258	*	5,172	4,094	5,324
Other (2)	1,287	42,007	26	6,926	1,313	48,933	5	55,749	50,225	59,294
Total	$3,798	128,233	65	24,253	3,863	152,486	16%	$175,271	155,802	185,320
By property:
Apartments	$8	30,318	—	10,359	8	40,677	4%	$49,573	39,743	51,567
Office (3)	2,790	28,846	—	3,355	2,790	32,201	3	35,242	36,144	40,827
Industrial/warehouse	29	20,017	—	4,372	29	24,389	3	27,470	20,634	24,546
Hotel/motel	217	11,981	—	845	217	12,826	1	14,396	12,751	13,758
Retail (excl shopping center)	270	11,087	2	100	272	11,187	1	11,848	11,753	12,486
Shopping center	183	8,373	—	389	183	8,762	*	9,304	9,534	10,131
Institutional	224	4,311	24	1,950	248	6,261	*	7,137	7,725	9,178
Mixed use properties	66	4,448	39	718	105	5,166	*	5,989	5,887	7,139
Collateral pool	—	2,821	—	46	—	2,867	*	3,272	3,062	3,662
Storage facility	—	2,627	—	188	—	2,815	*	3,028	2,929	3,201
Other	11	3,404	—	1,931	11	5,335	*	8,012	5,640	8,825
Total	$3,798	128,233	65	24,253	3,863	152,486	16%	$175,271	155,802	185,320
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.3 billion and $4.1 billion at September 30, 2023, and December 31, 2022, respectively. Non-U.S. loans were $6.9 billion and $7.6 billion at September 30, 2023, and December 31, 2022, respectively.
(3)In second quarter 2023, we reclassified certain CRE loans to better align with regulatory reporting guidance, which resulted in a decrease in loans outstanding of approximately $2.0 billion to the office property type.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2023, non-U.S. loans totaled $81.3 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $87.5 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2022. Non-U.S. loans were approximately 4% and 5% of our total consolidated assets at September 30, 2023, and December 31, 2022, respectively.

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
Our largest single country exposure outside the U.S. at September 30, 2023, was the United Kingdom, which totaled
$28.4 billion, or approximately 1% of our total assets, and included $4.2 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 14: Select Country Exposures

	September 30, 2023
	Lending and deposits		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (1)	Total
Top 20 country exposures:
United Kingdom	$4,202	22,441	—	628	9	1,080	4,211	24,149	28,360
Canada	8	16,733	32	174	143	374	183	17,281	17,464
Japan	8,230	693	—	42	2	193	8,232	928	9,160
Cayman Islands	—	7,428	—	—	—	389	—	7,817	7,817
Luxembourg	—	6,755	—	52	—	244	—	7,051	7,051
France	33	4,009	263	187	533	50	829	4,246	5,075
Ireland	5	4,723	—	135	—	199	5	5,057	5,062
Bermuda	—	3,678	—	15	—	95	—	3,788	3,788
Germany	—	2,925	(33)	235	—	222	(33)	3,382	3,349
Guernsey	—	3,118	—	—	—	7	—	3,125	3,125
Netherlands	—	2,341	—	158	—	58	—	2,557	2,557
South Korea	—	2,061	(50)	367	5	5	(45)	2,433	2,388
China	8	1,459	(73)	448	162	13	97	1,920	2,017
Australia	—	1,500	—	438	—	55	—	1,993	1,993
Chile	—	1,589	—	193	—	1	—	1,783	1,783
Brazil	—	1,467	—	(7)	—	3	—	1,463	1,463
Belgium	—	1,193	—	(5)	—	18	—	1,206	1,206
Norway	—	1,087	—	2	—	20	—	1,109	1,109
Switzerland	—	808	—	53	—	217	—	1,078	1,078
India	—	1,087	(48)	(2)	—	—	(48)	1,085	1,037
Total top 20 country exposures	$12,486	87,095	91	3,113	854	3,243	13,431	93,451	106,882
(1)Total non-sovereign exposure comprised $42.4 billion exposure to financial institutions and $51.1 billion to non-financial corporations at September 30, 2023.

32	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is comprised of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans comprised 96% of the total residential mortgage loan portfolio at September 30, 2023, compared with 95% at December 31, 2022.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were 7% of total loans at both September 30, 2023, and December 31, 2022, with an initial reset date in 2025 or later for the majority of this portfolio at September 30, 2023. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $15.6 billion at September 30, 2023, compared with $18.3 billion at December 31, 2022. The unfunded credit commitments for these lines of credit totaled $30.1 billion at September 30, 2023, compared with $35.5 billion at December 31, 2022. For additional information on our residential loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.
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
Part of our credit monitoring includes tracking delinquency, current Fair Isaac Corporation (FICO) credit scores and loan/combined loan to collateral values (LTV/CLTV) on the entire residential mortgage loan portfolio. CLTV represents the ratio of the total loan balance of first and junior lien mortgages (including unused line amounts for credit line products) to property collateral value. For additional information regarding credit quality indicators, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2022 Form 10-K.

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $4.1 billion from
December 31, 2022, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
California (2)	$110,432	110,877	11.72%	11.60	0.36	0.45	0.01	—
New York	31,495	31,753	3.34	3.32	0.70	0.80	(0.03)	(0.02)
Washington	10,689	10,523	1.13	1.10	0.27	0.30	(0.02)	0.02
New Jersey	10,248	10,416	1.09	1.09	1.04	1.24	0.03	(0.01)
Florida	10,210	10,535	1.08	1.10	1.07	1.13	(0.06)	(0.14)
Other (3)	70,773	72,843	7.51	7.62	0.81	0.93	0.02	—
Total	243,847	246,947	25.87	25.83	0.59	0.69	—	(0.01)
Government insured/guaranteed loans (4)	7,831	8,860	0.83	0.93
Total first lien mortgage portfolio	$251,678	255,807	26.70%	26.76
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.5 billion and $7.7 billion at September 30, 2023, and December 31, 2022, respectively.
(4)Represents loans, substantially all of which were purchased from Government National Mortgage Association (GNMA) loan securitization pools, where the repayment of the loans is predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $1.8 billion from December 31, 2022, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
California	$3,159	3,550	0.34%	0.37	1.56	2.02	(0.12)	(0.16)
New Jersey	1,171	1,383	0.12	0.14	2.94	2.76	(0.24)	0.21
Florida	967	1,165	0.10	0.12	2.33	2.69	(0.26)	(0.92)
Pennsylvania	708	832	0.08	0.09	2.74	2.76	(0.02)	(0.01)
New York	688	794	0.07	0.08	2.83	2.86	0.17	0.05
Other (2)	4,803	5,586	0.51	0.58	2.02	2.05	(0.41)	(0.36)
Total junior lien mortgage portfolio	$11,496	13,310	1.22%	1.38	2.11	2.27	(0.24)	(0.25)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $680 million and $790 million at September 30, 2023, and December 31, 2022, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	September 30, 2023		December 31, 2022
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$49,851	5.29%	$46,293	4.84%
Auto	49,865	5.29	53,669	5.61
Other consumer (1)	28,483	3.02	29,276	3.06
Total	$128,199	13.60%	$129,238	13.51%
(1)Includes $18.3 billion and $19.4 billion at September 30, 2023, and December 31, 2022, respectively, of commercial and consumer securities-based loans originated by the WIM operating segment.
Credit Card  The increase in the outstanding balance at September 30, 2023, compared with December 31, 2022, was primarily due to higher purchase volume and new account growth.
Auto  The decrease in the outstanding balance at September 30, 2023, compared with December 31, 2022, was due to lower origination volumes reflecting credit tightening actions and continued price competition.
Other Consumer  The decrease in the outstanding balance at September 30, 2023, compared with December 31, 2022, was due to a decline in securities-based lending.

34	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2022 Form 10-K. Table 18 summarizes nonperforming assets (NPAs).
Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Sep 30, 2023	Dec 31, 2022
Nonaccrual loans:
Commercial and industrial	$638	746
Commercial real estate	3,863	958
Lease financing	85	119
Total commercial	4,586	1,823
Residential mortgage (1)	3,258	3,611
Auto	126	153
Other consumer	32	39
Total consumer	3,416	3,803
Total nonaccrual loans	$8,002	5,626
As a percentage of total loans	0.85%	0.59
Foreclosed assets:
Government insured/guaranteed (2)	$14	22
Non-government insured/guaranteed	163	115
Total foreclosed assets	177	137
Total nonperforming assets	$8,179	5,763
As a percentage of total loans	0.87%	0.60
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
Commercial nonaccrual loans increased $2.8 billion from December 31, 2022, driven by an increase in commercial real estate nonaccrual loans, predominantly within the office property type. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans decreased $387 million from December 31, 2022, due to lower residential mortgage nonaccrual loans.

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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Commercial nonaccrual loans
Balance, beginning of period	$3,429	1,719	$1,823	2,376
Inflows	2,001	388	4,808	744
Outflows:
Returned to accruing	(87)	(89)	(294)	(371)
Foreclosures	(48)	(1)	(48)	(20)
Charge-offs	(208)	(57)	(538)	(148)
Payments, sales and other	(501)	(257)	(1,165)	(878)
Total outflows	(844)	(404)	(2,045)	(1,417)
Balance, end of period	4,586	1,703	4,586	1,703
Consumer nonaccrual loans
Balance, beginning of period	3,457	4,274	3,803	4,836
Inflows	326	374	1,009	1,376
Outflows:
Returned to accruing	(131)	(496)	(589)	(1,411)
Foreclosures	(26)	(24)	(77)	(59)
Charge-offs	(40)	(55)	(122)	(199)
Payments, sales and other	(170)	(189)	(608)	(659)
Total outflows	(367)	(764)	(1,396)	(2,328)
Balance, end of period	3,416	3,884	3,416	3,884
Total nonaccrual loans	$8,002	5,587	$8,002	5,587
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at September 30, 2023:
•99% of total commercial nonaccrual loans are secured, the majority of which are secured by real estate.
•91% of commercial nonaccrual loans were current on interest and 76% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans are secured, of which 95% are secured by real estate and 98% have a CLTV ratio of 80% or less.
•$515 million of the $658 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)			Sep 30, 2023	Dec 31, 2022
Summary by loan segment
Government insured/guaranteed			$14	22
Commercial			118	65
Consumer			45	50
Total foreclosed assets			$177	137
(in millions)	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Analysis of changes in foreclosed assets
Balance, beginning of period	$133	130	$137	112
Net change in government insured/guaranteed (1)	(2)	1	(8)	4
Additions to foreclosed assets (2)	175	104	433	305
Reductions from sales and write-downs	(129)	(110)	(385)	(296)
Balance, end of period	$177	125	$177	125
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
NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$93	0.10%	$13	0.01%	$255	0.09%	$17	0.01%
Commercial real estate	93	0.24	(12)	(0.03)	189	0.16	(21)	(0.02)
Lease financing	2	0.07	5	0.15	7	0.06	4	0.04
Total commercial	188	0.13	6	—	451	0.11	—	—
Residential mortgage	(4)	(0.01)	(14)	(0.02)	(27)	(0.01)	(51)	(0.03)
Credit card	420	3.41	202	1.90	1,160	3.29	577	1.93
Auto	138	1.07	121	0.87	348	0.90	285	0.68
Other consumer	108	1.55	84	1.13	286	1.36	237	1.10
Total consumer	662	0.67	393	0.40	1,767	0.60	1,048	0.36
Total	$850	0.36%	$399	0.17%	$2,218	0.31%	$1,048	0.15%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in third quarter 2023, compared with the same period a year ago, was driven by higher losses in our commercial and industrial and commercial real estate portfolios.
The increase in consumer net loan charge-offs in third quarter 2023, compared with the same period a year ago, was driven by higher losses in all consumer portfolios, primarily in our credit card portfolio.

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
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Sep 30, 2023			Dec 31, 2022
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,269	1.12%	40	$4,507	1.17%	40
Commercial real estate	3,842	2.52	16	2,231	1.43	16
Lease financing	199	1.24	2	218	1.46	2
Total commercial	8,310	1.51	58	6,956	1.25	58
Residential mortgage (1)	718	0.27	28	1,096	0.41	28
Credit card	4,021	8.07	5	3,567	7.71	5
Auto	1,264	2.53	5	1,380	2.57	6
Other consumer	751	2.64	4	610	2.08	3
Total consumer	6,754	1.73	42	6,653	1.67	42
Total	$15,064	1.60%	100	$13,609	1.42%	100
Components:
Allowance for loan losses			$14,554			12,985
Allowance for unfunded credit commitments			510			624
Allowance for credit losses			$15,064			13,609
Ratio of allowance for loan losses to total net loan charge-offs (2)			4.32x			8.08
Ratio of allowance for loan losses to total nonaccrual loans			1.82			2.31
Allowance for loan losses as a percentage of total loans			1.54%			1.36
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2023.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans increased $1.5 billion, or 11%, from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on ASU 2022-02, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at September 30, 2023. The base scenario assumed elevated inflation and economic contraction in the near term, reflecting declining property values and increased unemployment rates from historically low levels. The downside scenarios assumed a more substantial economic contraction due to declining property values, high inflation, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at September 30, 2023, and June 30, 2023, are presented in Table 23.
Table 23: Forecasted Key Economic Variables

	4Q 2023	2Q 2024	4Q 2024
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
September 30, 2023	3.8%	4.6	5.6
June 30, 2023	4.2	5.2	5.9

U.S. real GDP (2):
September 30, 2023	(0.5)	(1.5)	0.3
June 30, 2023	(1.5)	(0.8)	1.0

Home price index (3):
September 30, 2023	(1.6)	(6.1)	(6.8)
June 30, 2023	(4.3)	(5.9)	(6.4)

Commercial real estate asset prices (3):
September 30, 2023	(7.2)	(13.8)	(10.3)
June 30, 2023	(12.4)	(12.6)	(7.2)
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

We believe the ACL for loans of $15.1 billion at September 30, 2023, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2022 Form 10-K.

MORTGAGE BANKING ACTIVITIES  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2022 Form 10-K.
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential and commercial mortgage loans included in GSE mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
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
In accordance with applicable servicing guidelines, upon transfer as servicer, we have the option to repurchase loans from certain loan securitizations, which generally becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan. We may repurchase these loans for cash and as a result, our total consolidated assets do not change.
Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At September 30, 2023, and December 31, 2022, these loans, which we have repurchased or have the unilateral option to repurchase, were $8.0 billion and $9.8 billion, respectively, which included $7.6 billion and $8.6 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See
Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
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

INTEREST RATE RISK Interest rate risk is the risk that market fluctuations in interest rates, credit spreads, or foreign exchange can cause a loss of the Company’s earnings and capital stemming from mismatches in the Company’s asset and liability cash flows primarily arising from customer-related activities such as lending and deposit-taking. We are subject to interest rate risk because:
•assets and liabilities may mature or reprice at different times. If assets reprice faster than liabilities and interest rates are generally rising, earnings will initially increase or when interest rates are generally falling, earnings will initially decrease;
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
•We hold the size of the projected debt and equity securities portfolios constant across scenarios.
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Sep 30, 2023	Dec 31, 2022
Parallel shift:
+100 bps shift in interest rates	$2.1	2.3
-100 bps shift in interest rates	(2.1)	(1.7)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.1	0.8
-100 bps shift in short-term interest rates	(1.1)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	1.0	1.5
-100 bps shift in long-term interest rates	(1.0)	(0.7)
The changes in our interest rate sensitivity from December 31, 2022, to September 30, 2023, in Table 24 reflected updates to our base scenario, including expectations for balance sheet composition and interest rates. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The magnitude of the benefit, if any, from higher interest rates may vary from our simulations, including because future deposit pricing and balances may be different from our current expectations.
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

MORTGAGE BANKING INTEREST RATE AND MARKET RISK  We originate and service mortgage loans, which subjects us to various risks, including market, interest rate, credit, and liquidity risks that can be substantial. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing mortgage loans. We determine whether mortgage loans will be held for investment or held for sale at the time of commitment, but may change our intent to hold loans for investment or sale as part of our corporate asset/liability management activities. We may also retain securities in our investment portfolio at the time we securitize mortgage loans.
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

40	Wells Fargo & Company

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

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our CIB businesses and, to a lesser extent, other businesses of the Company. Debt securities held for trading, equity securities held for trading, trading loans, and trading derivatives are financial instruments used in our trading activities, and all are carried at fair value. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value, and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.
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
Table 25 shows the Company’s Trading General VaR by risk category. The decrease in average Company Trading General VaR for the quarter ended September 30, 2023, compared with the same period a year ago, was primarily driven by changes in portfolio composition.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	September 30, 2023				June 30, 2023				September 30, 2022
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$35	41	31	52	50	39	21	51	37	33	26	41
Interest rate	24	35	20	53	42	44	29	65	32	28	22	34
Equity	22	20	17	25	19	19	13	24	24	23	19	28
Commodity	2	3	2	4	4	4	3	6	6	6	4	9
Foreign exchange	1	1	0	1	1	1	0	4	1	1	1	2
Diversification benefit (1)	(56)	(66)			(78)	(72)			(64)	(54)
Company Trading General VaR	$28	34			38	35			36	37
(1)The period-end VaR was less than the sum of the VaR components described above due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.
MARKET RISK – EQUITY SECURITIES We are directly and indirectly affected by changes in the equity markets. We make and manage equity investments in various businesses, such as start-up companies and emerging growth companies. We also invest in funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2022 Form 10-K.
As part of our business to support our customers, we trade public equities, listed/over-the-counter equity derivatives, and convertible bonds. We have parameters that govern these activities. We also have marketable equity securities that include investments relating to our venture capital activities. For additional information, see Note 4 (Equity Securities) to Financial Statements in this Report.
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

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
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
We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of September 30, 2023, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of September 30, 2023, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%.
Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022
HQLA (1):
Eligible cash	$154,258	121,126	125,576
Eligible securities (2)	191,606	227,955	238,678
Total HQLA	345,864	349,081	364,254
Projected net cash outflows (3)	280,468	283,609	296,495
LCR	123%	123	123
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
Table 27: Primary Sources of Liquidity

	September 30, 2023			December 31, 2022
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks (1)	$185,901	—	185,901	124,561	—	124,561
Debt securities of U.S. Treasury and federal agencies	48,347	10,649	37,698	59,570	12,080	47,490
Federal agency mortgage-backed securities	224,014	22,660	201,354	230,881	34,151	196,730
Total	$458,262	33,309	424,953	415,012	46,231	368,781
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
As of September 30, 2023, we had approximately $451.6 billion of available borrowing capacity at various Federal Home Loan Banks and the Federal Reserve Discount Window, based on collateral pledged. Although available, we do not view this borrowing capacity as a primary source of liquidity.
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

42	Wells Fargo & Company

and certain of its direct and indirect subsidiaries. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2023 Second Quarter Report on Form 10-Q. Additional subsidiary funding is provided by deposits, short-term borrowings and long-term debt.
Deposits have historically provided a sizable source of relatively low-cost funds. Deposits were 144% and 145% of total loans at September 30, 2023, and December 31, 2022, respectively.
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
Note 15 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	Sep 30, 2023	Dec 31, 2022
Federal funds purchased and securities sold under agreements to repurchase	$80,889	30,623
Other short-term borrowings (1)	12,441	20,522
Total	$93,330	51,145
(1)Includes $0.0 billion and $7.0 billion of Federal Home Loan Bank (FHLB) advances at September 30, 2023, and December 31, 2022, respectively.
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $6.0 billion of long-term debt in October 2023. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2023 and the following years thereafter, as of September 30, 2023.
Table 29: Maturity of Long-Term Debt

	September 30, 2023
(in millions)	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,055	8,520	14,150	23,473	7,434	62,248	117,880
Subordinated notes	74	716	951	2,600	2,306	10,776	17,423
Junior subordinated notes	—	—	—	—	352	773	1,125
Total long-term debt – Parent	2,129	9,236	15,101	26,073	10,092	73,797	136,428
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	4,001	17,508	3,561	2,659	3	14,132	41,864
Subordinated notes	—	—	146	—	27	2,987	3,160
Junior subordinated notes	—	—	—	—	411	—	411
Other bank debt (2)	1,334	1,862	912	622	407	2,230	7,367
Total long-term debt – Bank	5,335	19,370	4,619	3,281	848	19,349	52,802
Other consolidated subsidiaries
Senior notes	2	82	400	220	—	101	805
Total long-term debt – Other consolidated subsidiaries	2	82	400	220	—	101	805
Total long-term debt	$7,466	28,688	20,120	29,574	10,940	93,247	190,035
(1)Includes $36.0 billion of FHLB advances.
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
There were no actions undertaken by the rating agencies with regard to our credit ratings during third quarter 2023.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2023, are presented in Table 30.
Table 30: Credit Ratings as of September 30, 2023

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

44	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at September 30, 2023, increased $11.3 billion from December 31, 2022, predominantly as a result of $15.7 billion of Wells Fargo net income, partially offset by $4.4 billion of common and preferred stock dividends. During the first nine months of 2023, we issued $1.0 billion of common stock, substantially all of which was issued in connection with employee compensation and benefits. In the first nine months of 2023, we repurchased 220 million shares of common stock at a cost of $9.6 billion. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.
In July 2023, we issued $1.725 billion of our Preferred Stock, Series EE. In September 2023, we redeemed all of our Preferred Stock, Series Q.

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
On July 27, 2023, federal banking regulators issued a proposed rule that would impact the way in which risk-based capital requirements are determined for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. The new requirements would be phased in over a three-year period beginning July 1, 2025. The Company expects a significant increase in its risk-weighted assets and a net increase in its capital requirements based on an assessment of the proposed rule. The Company is considering a range of potential actions to address the impact of the proposed rule, including balance sheet and capital optimization strategies.
Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2023.
Table 31: Risk-Based Capital Requirements – Standardized Approach
Table 32: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at September 30, 2023, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2022, through September 30, 2023, was 3.20%. Our stress capital buffer for the period October 1, 2023, through September 30, 2024, is 2.90%.

Wells Fargo & Company	45

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
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Sep 30, 2023		Dec 31, 2022	Required Capital Ratios (1)	Sep 30, 2023	Dec 31, 2022
Common Equity Tier 1	(A)		$136,164		133,527		136,164	133,527
Tier 1 capital	(B)		155,219		152,567		155,219	152,567
Total capital	(C)		188,766		186,747		178,367	177,258
Risk-weighted assets	(D)		1,237,122		1,259,889		1,130,775	1,112,307
Common Equity Tier 1 capital ratio	(A)/(D)	9.20%	11.01	*	10.60	8.50	12.04	12.00
Tier 1 capital ratio	(B)/(D)	10.70	12.55	*	12.11	10.00	13.73	13.72
Total capital ratio	(C)/(D)	12.70	15.26	*	14.82	12.00	15.77	15.94
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2023.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at September 30, 2023.

46	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Sep 30, 2023	Dec 31, 2022
Total equity (1)		$182,373	182,213
Effect of accounting policy change (1)		—	338
Total equity (as reported)		182,373	181,875
Adjustments:
Preferred stock		(19,448)	(19,448)
Additional paid-in capital on preferred stock		157	173
Noncontrolling interests		(1,658)	(1,986)
Total common stockholders’ equity		$161,424	160,614
Adjustments:
Goodwill		(25,174)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(132)	(152)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (2)		(878)	(2,427)
Applicable deferred taxes related to goodwill and other intangible assets (3)		913	890
CECL transition provision (4)		120	180
Other		(109)	(405)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$136,164	133,527
Preferred stock		19,448	19,448
Additional paid-in capital on preferred stock		(157)	(173)
Other		(236)	(235)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$155,219	152,567

Long-term debt and other instruments qualifying as Tier 2		19,091	20,503
Qualifying allowance for credit losses (5)		14,921	13,959
Other		(465)	(282)
Total Tier 2 capital under the Standardized Approach	(B)	$33,547	34,180
Total qualifying capital under the Standardized Approach	(A)+(B)	$188,766	186,747

Long-term debt and other instruments qualifying as Tier 2		19,091	20,503
Qualifying allowance for credit losses (5)		4,522	4,470
Other		(465)	(282)
Total Tier 2 capital under the Advanced Approach	(C)	$23,148	24,691
Total qualifying capital under the Advanced Approach	(A)+(C)	$178,367	177,258
(1)In first quarter 2023, we adopted ASU 2018-12. We adopted this ASU with retrospective application, which required revision of prior period financial statements. Prior period risk-based capital and certain other regulatory related metrics were not revised. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)In third quarter 2023, we sold investments in certain private equity funds. As a result, we have removed the related goodwill and other intangible assets on investments in consolidated portfolio companies.
(3)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(4)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of the current expected credit loss accounting standard (CECL) on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
(5)Differences between the approaches are driven by the qualifying amounts of ACL includable in Tier 2 capital. Under the Advanced Approach, eligible credit reserves represented by the amount of qualifying ACL in excess of expected credit losses (using regulatory definitions) is limited to 0.60% of Advanced credit RWAs, whereas the Standardized Approach includes ACL in Tier 2 capital up to 1.25% of Standardized credit RWAs. Under both approaches, any excess ACL is deducted from the respective total RWAs.
Table 35 provides the composition of our RWAs under the Standardized and Advanced Approaches.

Table 35: Risk-Weighted Assets

	Standardized Approach		Advanced Approach (1)
(in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Risk-weighted assets (RWAs):
Credit risk	$1,192,380	1,218,006	766,120	757,436
Market risk	44,742	41,883	44,742	41,883
Operational risk	—	—	319,913	312,988
Total RWAs	$1,237,122	1,259,889	1,130,775	1,112,307
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

Capital Management (continued)
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2022	$133,527
Cumulative effect from change in accounting policy (1)	323
Net income applicable to common stock	14,822
Common stock dividends	(3,529)
Common stock issued, repurchased, and stock compensation-related items	(8,630)
Changes in accumulated other comprehensive income (loss)	(2,513)
Goodwill	(1)
Certain identifiable intangible assets (other than MSRs)	20
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (2)	1,549
Applicable deferred taxes related to goodwill and other intangible assets (3)	23
CECL transition provision (4)	(60)
Other (5)	633
Change in Common Equity Tier 1	2,637
Common Equity Tier 1 at September 30, 2023	$136,164
(1)Effective January 1, 2023, we adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)In third quarter 2023, we sold investments in certain private equity funds. As a result, we have removed the related goodwill and other intangible assets on investments in consolidated portfolio companies.
(3)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(4)In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
(5)Includes $338 million related to our first quarter 2023 adoption of ASU 2018-12. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 37 presents net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 37: Analysis of Changes in RWAs

(in millions)	Standardized Approach	Advanced Approach
Risk-weighted assets (RWAs) at December 31, 2022	$1,259,889	1,112,307
Net change in credit risk RWAs	(25,626)	8,684
Net change in market risk RWAs	2,859	2,859
Net change in operational risk RWAs	—	6,925
Total change in RWAs	(22,767)	18,468
RWAs at September 30, 2023	$1,237,122	1,130,775

48	Wells Fargo & Company

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
Table 38 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 38: Tangible Common Equity

		Balance at period-end			Average balance
		Quarter ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Total equity		$182,373	181,952	178,478	184,828	184,443	183,042	184,525	183,350
Adjustments:
Preferred stock (1)		(19,448)	(19,448)	(20,057)	(20,441)	(19,448)	(20,057)	(19,782)	(20,057)
Additional paid-in capital on preferred stock (1)		157	173	136	171	173	135	172	135
Unearned ESOP shares (1)		—	—	646	—	—	646	—	646
Noncontrolling interests		(1,658)	(1,761)	(2,220)	(1,775)	(1,924)	(2,258)	(1,905)	(2,370)
Total common stockholders’ equity	(A)	161,424	160,916	156,983	162,783	163,244	161,508	163,010	161,704
Adjustments:
Goodwill		(25,174)	(25,175)	(25,172)	(25,174)	(25,175)	(25,177)	(25,174)	(25,179)
Certain identifiable intangible assets (other than MSRs)		(132)	(145)	(171)	(137)	(140)	(181)	(141)	(199)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (2)		(878)	(2,511)	(2,378)	(2,539)	(2,487)	(2,359)	(2,489)	(2,352)
Applicable deferred taxes related to goodwill and other intangible assets (3)		913	905	889	910	903	886	902	855
Tangible common equity	(B)	$136,153	133,990	130,151	135,843	136,345	134,677	136,108	134,829
Common shares outstanding	(C)	3,637.9	3,667.7	3,795.4	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,450	4,659	3,313	$14,822	9,685
Book value per common share	(A)/(C)	$44.37	43.87	41.36	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	37.43	36.53	34.29	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	13.28%	11.45	8.14	12.16%	8.01
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	15.92	13.71	9.76	14.56	9.60
(1)In fourth quarter 2022, we redeemed all outstanding shares of our Employee Stock Ownership Plan (ESOP) Cumulative Convertible Preferred Stock in exchange for shares of the Company's common stock. For additional information, see Note 11 (Preferred Stock) to Financial Statements in our 2022 Form 10-K.
(2)In third quarter 2023, we sold investments in certain private equity funds. As a result, we have removed the related goodwill and other intangible assets on investments in consolidated portfolio companies.
(3)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.

LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 39 presents the leverage requirements applicable to the Company as of September 30, 2023.
Table 39: Leverage Requirements Applicable to the Company

Wells Fargo & Company	49

Capital Management (continued)
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.
Table 40 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At September 30, 2023, each of our IDIs exceeded their applicable SLR requirements.

Table 40: Leverage Ratios for the Company

($ in millions)		Quarter ended September 30, 2023
Tier 1 capital	(A)	$155,219
Total average assets		1,892,002
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		27,209
Total adjusted average assets		1,864,793
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		54,367
Repo-style transactions (2)		4,022
Other (3)		315,842
Total off-balance sheet exposures		374,231
Total leverage exposure	(B)	$2,239,024
Supplementary leverage ratio	(A)/(B)	6.93%

Tier 1 leverage ratio (4)		8.32%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2023, are presented in Table 41.
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
+
Greater of method one and method two G-SIB capital surcharge

In August 2023, the FRB proposed rules that would, among other things, modify the calculation of eligible long-term debt that counts towards the TLAC requirements, which would reduce our TLAC ratios.
Table 42 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 42: TLAC and Eligible Unsecured Long-Term Debt

September 30, 2023
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$296,668		136,722

Percentage of RWAs (3)	23.98%	21.50	11.05	7.50
Percentage of total leverage exposure	13.25	9.50	6.11	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of September 30, 2023, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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

50	Wells Fargo & Company

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
At September 30, 2023, we had remaining Board authority to repurchase up to approximately $29 billion of common stock, subject to regulatory and legal conditions.
For additional information about share repurchases during third quarter 2023, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. For a discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulatory Matters” and “Risk Factors” sections in our 2022 Form 10-K and the “Regulatory Matters” section in our 2023 First and Second Quarter Reports on Form 10-Q.

Wells Fargo & Company	51

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

52	Wells Fargo & Company

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
Other Accounting Developments
The following Update is applicable to us but is not expected to have a material impact on our consolidated financial statements:
•ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Wells Fargo & Company	53

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
•changes to U.S. tax guidance and regulations as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

54	Wells Fargo & Company

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

Wells Fargo & Company	55

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

56	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2023, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	57

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Interest income
Debt securities	$4,178	3,043	$11,998	8,308
Loans held for sale	87	120	278	386
Loans	14,755	10,158	42,188	25,492
Equity securities	152	156	516	519
Other interest income	2,921	1,017	7,299	1,526
Total interest income	22,093	14,494	62,279	36,231
Interest expense
Deposits	4,608	513	11,174	754
Short-term borrowings	1,133	158	2,664	175
Long-term debt	3,039	1,553	8,243	3,325
Other interest expense	208	172	594	460
Total interest expense	8,988	2,396	22,675	4,714
Net interest income	13,105	12,098	39,604	31,517
Noninterest income
Deposit and lending-related fees	1,551	1,647	4,572	5,191
Investment advisory and other asset-based fees	2,224	2,111	6,501	6,955
Commissions and brokerage services fees	567	562	1,756	1,641
Investment banking fees	492	375	1,194	1,108
Card fees	1,098	1,119	3,229	3,260
Mortgage banking	193	324	627	1,304
Net gains from trading and securities	1,246	872	3,263	1,642
Other (1)	381	458	1,373	1,716
Total noninterest income	7,752	7,468	22,515	22,817
Total revenue	20,857	19,566	62,119	54,334
Provision for credit losses	1,197	784	4,117	577
Noninterest expense
Personnel	8,627	8,212	26,648	25,925
Technology, telecommunications and equipment	975	798	2,844	2,473
Occupancy	724	732	2,144	2,159
Operating losses	329	2,218	828	3,467
Professional and outside services	1,310	1,235	3,843	3,831
Advertising and promotion	215	126	553	327
Restructuring charges	—	—	—	5
Other (1)	933	985	2,916	2,832
Total noninterest expense	13,113	14,306	39,776	41,019
Income before income tax expense	6,547	4,476	18,226	12,738
Income tax expense (1)	811	912	2,707	2,280
Net income before noncontrolling interests	5,736	3,564	15,519	10,458
Less: Net loss from noncontrolling interests	(31)	(28)	(177)	(64)
Wells Fargo net income (1)	$5,767	3,592	$15,696	10,522
Less: Preferred stock dividends and other	317	279	874	837
Wells Fargo net income applicable to common stock	$5,450	3,313	$14,822	9,685
Per share information
Earnings per common share	$1.49	0.87	$3.99	2.54
Diluted earnings per common share	1.48	0.86	3.96	2.52
Average common shares outstanding	3,648.8	3,796.5	3,710.9	3,807.0
Diluted average common shares outstanding	3,680.6	3,825.1	3,741.6	3,838.5
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income before noncontrolling interests (1)	$5,736	3,564	15,519	10,458
Other comprehensive income (loss), after tax:
Net change in debt securities	(1,989)	(2,408)	(1,935)	(11,176)
Net change in derivatives and hedging activities	(407)	(1,111)	(639)	(1,174)
Defined benefit plans adjustments	21	(49)	63	1
Other (1)	(59)	(165)	(2)	(205)
Other comprehensive loss, after tax	(2,434)	(3,733)	(2,513)	(12,554)
Total comprehensive income (loss) before noncontrolling interests	3,302	(169)	13,006	(2,096)
Less: Other comprehensive income from noncontrolling interests	2	2	2	3
Less: Net loss from noncontrolling interests	(31)	(28)	(177)	(64)
Wells Fargo comprehensive income (loss)	$3,331	(143)	13,181	(2,035)
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Sep 30, 2023	Dec 31, 2022
Assets
Cash and due from banks	$30,815	34,596
Interest-earning deposits with banks	187,081	124,561
Federal funds sold and securities purchased under resale agreements	70,431	68,036
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $58,123 and $26,932)	97,075	86,155
Available-for-sale, at fair value (amortized cost of $137,265 and $121,725, net of allowance for credit losses)	126,437	113,594
Held-to-maturity, at amortized cost, net of allowance for credit losses (fair value $216,927 and $255,521)	267,214	297,059
Loans held for sale (includes $2,879 and $4,220 carried at fair value)	4,308	7,104
Loans	942,424	955,871
Allowance for loan losses	(14,554)	(12,985)
Net loans	927,870	942,886
Mortgage servicing rights (includes $8,457 and $9,310 carried at fair value)	9,526	10,480
Premises and equipment, net	8,559	8,350
Goodwill	25,174	25,173
Derivative assets	21,096	22,774
Equity securities (includes $19,997 and $28,383 carried at fair value; and assets pledged as collateral of $1,498 and $747)	56,026	64,414
Other assets (1)	77,649	75,838
Total assets (2)	$1,909,261	1,881,020
Liabilities
Noninterest-bearing deposits	$384,330	458,010
Interest-bearing deposits	969,680	925,975
Total deposits	1,354,010	1,383,985
Short-term borrowings (includes $195 and $181 carried at fair value)	93,330	51,145
Derivative liabilities (1)	23,463	20,067
Accrued expenses and other liabilities (includes $22,610 and $20,290 carried at fair value) (1)	66,050	68,740
Long-term debt (includes $1,875 and $1,346 carried at fair value)	190,035	174,870
Total liabilities (3)	1,726,888	1,698,807
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $20,216 and $20,216	19,448	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,365	60,319
Retained earnings (1)	199,287	187,968
Accumulated other comprehensive loss (1)	(15,877)	(13,362)
Treasury stock, at cost – 1,843,884,672 shares and 1,648,007,022 shares	(91,215)	(82,853)
Unearned ESOP shares	(429)	(429)
Total Wells Fargo stockholders’ equity	180,715	180,227
Noncontrolling interests	1,658	1,986
Total equity	182,373	182,213
Total liabilities and equity	$1,909,261	1,881,020
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Our consolidated assets at September 30, 2023, and December 31, 2022, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Debt securities, $0 million and $71 million; Loans, $4.7 billion and $4.8 billion; All other assets, $288 million and $191 million; and Total assets, $5.0 billion and $5.1 billion, respectively.
(3)Our consolidated liabilities at September 30, 2023, and December 31, 2022, include $129 million and $201 million, respectively, of VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo.
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
Net income (loss)						5,767				(31)	5,736
Other comprehensive income (loss), net of tax							(2,436)			2	(2,434)
Noncontrolling interests										(74)	(74)
Common stock issued			4.0			(32)		203			171
Common stock repurchased			(33.8)					(1,494)			(1,494)
Preferred stock issued	0.1	1,725			(3)						1,722
Preferred stock redeemed (1)	(0.1)	(1,725)			19	(19)					(1,725)
Common stock dividends					19	(1,295)					(1,276)
Preferred stock dividends						(298)					(298)
Stock-based compensation					199						199
Net change in deferred compensation and related plans					(42)			(64)			(106)
Net change	—	—	(29.8)	—	192	4,123	(2,436)	(1,355)	—	(103)	421
Balance September 30, 2023	4.7	$19,448	3,637.9	$9,136	60,365	199,287	(15,877)	(91,215)	(429)	1,658	182,373
Balance June 30, 2022 (2)	5.3	$20,057	3,793.0	$9,136	60,024	184,439	(10,568)	(84,906)	(646)	2,262	179,798
Net income (loss) (2)						3,592				(28)	3,564
Other comprehensive income (loss), net of tax (2)							(3,735)			2	(3,733)
Noncontrolling interests										(16)	(16)
Common stock issued			2.5			(20)		131			111
Common stock repurchased			(0.1)					(5)			(5)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					15	(1,153)					(1,138)
Preferred stock dividends						(279)					(279)
Stock-based compensation					188						188
Net change in deferred compensation and related plans					(11)			(1)			(12)
Net change	—	—	2.4	—	192	2,140	(3,735)	125	—	(42)	(1,320)
Balance September 30, 2022	5.3	$20,057	3,795.4	$9,136	60,216	186,579	(14,303)	(84,781)	(646)	2,220	178,478
(1)Represents the impact of the redemption of Preferred Stock, Series Q, in third quarter 2023.
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2022 (1)	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (2)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						15,696				(177)	15,519
Other comprehensive income (loss), net of tax							(2,515)			2	(2,513)
Noncontrolling interests										(153)	(153)
Common stock issued			24.5		—	(236)		1,267			1,031
Common stock repurchased			(220.4)					(9,586)			(9,586)
Preferred stock issued	0.1	1,725			(3)						1,722
Preferred stock redeemed (3)	(0.1)	(1,725)			19	(19)					(1,725)
Common stock dividends					61	(3,590)					(3,529)
Preferred stock dividends						(855)					(855)
Stock-based compensation					910						910
Net change in deferred compensation and related plans					(941)			(43)			(984)
Net change	—	—	(195.9)	—	46	10,996	(2,515)	(8,362)	—	(328)	(163)
Balance September 30, 2023	4.7	$19,448	3,637.9	$9,136	60,365	199,287	(15,877)	(91,215)	(429)	1,658	182,373
Balance December 31, 2021	5.3	$20,057	3,885.8	$9,136	60,196	180,322	(1,702)	(79,757)	(646)	2,504	190,110
Cumulative effect from change in accounting policy (1)						(176)	(44)			(1)	(221)
Balance January 1, 2022	5.3	20,057	3,885.8	9,136	60,196	180,146	(1,746)	(79,757)	(646)	2,503	189,889
Net income (loss) (1)						10,522				(64)	10,458
Other comprehensive income (loss), net of tax (1)							(12,557)			3	(12,554)
Noncontrolling interests										(222)	(222)
Common stock issued			19.9		—	(163)		990			827
Common stock repurchased			(110.3)					(6,027)			(6,027)
Preferred stock issued	—	—			—						—
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					44	(3,089)					(3,045)
Preferred stock dividends						(837)					(837)
Stock-based compensation					834						834
Net change in deferred compensation and related plans					(858)			13			(845)
Net change	—	—	(90.4)	—	20	6,433	(12,557)	(5,024)	—	(283)	(11,411)
Balance September 30, 2022	5.3	$20,057	3,795.4	$9,136	60,216	186,579	(14,303)	(84,781)	(646)	2,220	178,478
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
(3)Represents the impact of the redemption of Preferred Stock, Series Q, in third quarter 2023.
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$15,519	10,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,117	577
Changes in fair value of MSRs and LHFS carried at fair value	188	(1,550)
Depreciation, amortization and accretion	4,777	5,253
Deferred income tax expense (1)	738	476
Other, net	(53)	(18,274)
Originations and purchases of loans held for sale	(23,012)	(59,971)
Proceeds from sales of and paydowns on loans originally classified as held for sale	20,340	54,904
Net change in:
Debt and equity securities, held for trading	2,656	29,988
Derivative assets and liabilities (1)	4,684	4,329
Other assets	(6,184)	(10,673)
Other accrued expenses and liabilities (1)	(1,614)	4,286
Net cash provided by operating activities	22,156	19,803
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(2,704)	10,383
Available-for-sale debt securities:
Proceeds from sales	13,992	16,894
Paydowns and maturities	10,730	16,824
Purchases	(21,480)	(38,834)
Held-to-maturity debt securities:
Paydowns and maturities	13,880	22,807
Purchases	(4,225)	(2,360)
Equity securities, not held for trading:
Proceeds from sales and capital returns	1,680	3,732
Purchases	(3,407)	(4,474)
Loans:
Loans originated by banking subsidiaries, net of principal collected	8,477	(63,298)
Proceeds from sales of loans originally classified as held for investment	3,147	10,934
Purchases of loans	(1,365)	(504)
Principal collected on nonbank entities’ loans	3,748	3,869
Loans originated by nonbank entities	(3,053)	(3,044)
Other, net	854	521
Net cash provided (used) by investing activities	20,274	(26,550)
Cash flows from financing activities:
Net change in:
Deposits	(29,975)	(84,324)
Short-term borrowings	42,185	13,801
Long-term debt:
Proceeds from issuance	33,444	36,090
Repayment	(16,248)	(17,192)
Preferred stock:
Proceeds from issuance	1,722	—
Redeemed	(1,725)	—
Cash dividends paid	(796)	(777)
Common stock:
Repurchased	(9,501)	(6,027)
Cash dividends paid	(3,524)	(3,040)
Other, net	(453)	(559)
Net cash provided (used) by financing activities	15,129	(62,028)
Net change in cash, cash equivalents, and restricted cash	57,559	(68,775)
Cash, cash equivalents, and restricted cash at beginning of period (2)	159,157	234,230
Cash, cash equivalents, and restricted cash at end of period (2)	$216,716	165,455
Supplemental cash flow disclosures:
Cash paid for interest	$20,882	4,264
Net cash paid (refunded) for income taxes	(1,936)	3,863
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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). There were no material changes to these policies in the first nine months of 2023.
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

64	Wells Fargo & Company

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
Table 1.1 presents the impact of adoption to prior period financial statement line items within our consolidated statement of income and consolidated balance sheet for the three and nine months ended September 30, 2022, and as of December 31, 2022. These adjustments are also reflected in our consolidated statement of changes in equity and consolidated statement of cash flows.

Wells Fargo & Company	65

Note 1: Summary of Significant Accounting Policies (continued)
Table 1.1: Impact of Adoption of ASU 2018-12

	Quarter ended September 30, 2022			Nine months ended September 30, 2022
($ in millions, except per share amounts)	As reported	Effect of adoption	As revised	As reported	Effect of adoption	As revised
Selected Income Statement Data
Noninterest income	$7,407	61	7,468	22,608	209	22,817
Noninterest expense	14,327	(21)	14,306	41,080	(61)	41,019
Income tax expense	894	18	912	2,214	66	2,280
Net income	3,528	64	3,592	10,318	204	10,522
Diluted earnings per common share	0.85	0.01	0.86	2.47	0.05	2.52

				At December 31, 2022
				As reported	Effect of adoption	As revised
Selected Balance Sheet Data
Other assets				$75,834	4	75,838
Derivative liabilities				20,085	(18)	20,067
Accrued expenses and other liabilities				69,056	(316)	68,740
Retained earnings				187,649	319	187,968
Accumulated other comprehensive income (loss)				(13,381)	19	(13,362)
Table 1.2 presents the transition adjustments required upon the adoption of ASU 2018-12 as of January 1, 2021.
Table 1.2: Transition Adjustment of ASU 2018-12

	Dec 31, 2020	Transition adjustment upon adoption	Jan 1, 2021
Selected Balance Sheet Data
Other assets	$87,337	159	87,496
Derivative liabilities	16,509	(27)	16,482
Accrued expenses and other liabilities	74,360	903	75,263
Retained earnings	162,683	(738)	161,945
Accumulated other comprehensive income	194	20	214
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.3.
Table 1.3: Supplemental Cash Flow Information

	Nine months ended September 30,
(in millions)	2023	2022
Available-for-sale debt securities purchased from securitization of LHFS	$—	1,506
Held-to-maturity debt securities purchased from securitization of LHFS	87	732
Transfers from loans to LHFS	968	6,820
Transfers from available-for-sale debt securities to held-to-maturity debt securities	3,687	48,591
Transfers from held-to-maturity debt securities to available-for-sale debt securities (1)	23,919	—
(1)In first quarter 2023, we reclassified HTM debt securities to AFS debt securities in connection with the adoption of ASU 2022-01.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2023, and there have been no material events that would require recognition in our third quarter 2023 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

66	Wells Fargo & Company

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2023	Dec 31, 2022
Trading assets:
Debt securities	$97,075	86,155
Equity securities	18,286	26,910
Loans held for sale	1,440	1,466
Gross trading derivative assets	84,295	77,148
Netting (1)	(63,502)	(54,922)
Total trading derivative assets	20,793	22,226
Total trading assets	137,594	136,757
Trading liabilities:
Short sale and other liabilities	22,742	20,304
Long-term debt	1,875	1,346
Gross trading derivative liabilities	85,283	77,698
Netting (1)	(62,938)	(59,232)
Total trading derivative liabilities	22,345	18,466
Total trading liabilities	$46,962	40,116
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest income:
Debt securities	$1,056	626	$2,747	1,723
Equity securities	63	108	268	367
Loans held for sale	24	10	65	30
Total interest income	1,143	744	3,080	2,120
Less: Interest expense	163	153	467	443
Net interest income	980	591	2,613	1,677
Net gains (losses) from trading activities (1):
Debt securities	(2,935)	(3,551)	(2,033)	(10,302)
Equity securities	(388)	(1,393)	2,951	(5,823)
Loans held for sale	8	3	33	13
Long-term debt	6	34	(15)	57
Derivatives (2)	4,574	5,807	2,793	17,619
Total net gains from trading activities	1,265	900	3,729	1,564
Total trading-related net interest and noninterest income	$2,245	1,491	$6,342	3,241
(1)Represents realized gains (losses) from our trading activities and unrealized gains (losses) due to changes in fair value of our trading positions.
(2)Excludes economic hedging of mortgage banking and asset/liability management activities, for which hedge results (realized and unrealized) are reported with the respective hedged activities.

Wells Fargo & Company	67

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the third quarter and first nine months of both 2023 and 2022 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
September 30, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$48,499	1	(2,157)	(2,156)	46,343
Non-U.S. government securities	163	—	—	—	163
Securities of U.S. states and political subdivisions (2)	20,975	4	(1,357)	(1,353)	19,622
Federal agency mortgage-backed securities	62,014	1	(7,475)	(7,474)	54,540
Non-agency mortgage-backed securities (3)	2,948	—	(145)	(145)	2,803
Collateralized loan obligations	1,834	—	(13)	(13)	1,821
Other debt securities	1,112	49	(16)	33	1,145
Total available-for-sale debt securities, excluding portfolio level basis adjustments	137,545	55	(11,163)	(11,108)	126,437
Portfolio level basis adjustments (4)	(280)			280	—
Total available-for-sale debt securities	137,265	55	(11,163)	(10,828)	126,437
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,790	—	(1,786)	(1,786)	2,004
Securities of U.S. states and political subdivisions	18,862	—	(4,716)	(4,716)	14,146
Federal agency mortgage-backed securities	212,805	—	(43,331)	(43,331)	169,474
Non-agency mortgage-backed securities (3)	1,284	7	(164)	(157)	1,127
Collateralized loan obligations	28,747	36	(198)	(162)	28,585
Other debt securities	1,726	—	(135)	(135)	1,591
Total held-to-maturity debt securities	267,214	43	(50,330)	(50,287)	216,927
Total	$404,479	98	(61,493)	(61,115)	343,364
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,536	9	(2,260)	(2,251)	45,285
Non-U.S. government securities	162	—	—	—	162
Securities of U.S. states and political subdivisions (2)	10,958	20	(533)	(513)	10,445
Federal agency mortgage-backed securities	53,302	2	(5,167)	(5,165)	48,137
Non-agency mortgage-backed securities (3)	3,423	1	(140)	(139)	3,284
Collateralized loan obligations	4,071	—	(90)	(90)	3,981
Other debt securities	2,273	75	(48)	27	2,300
Total available-for-sale debt securities	121,725	107	(8,238)	(8,131)	113,594
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	16,202	—	(1,917)	(1,917)	14,285
Securities of U.S. states and political subdivisions	30,985	8	(4,385)	(4,377)	26,608
Federal agency mortgage-backed securities	216,966	30	(34,252)	(34,222)	182,744
Non-agency mortgage-backed securities (3)	1,253	—	(147)	(147)	1,106
Collateralized loan obligations	29,926	1	(727)	(726)	29,200
Other debt securities	1,727	—	(149)	(149)	1,578
Total held-to-maturity debt securities	297,059	39	(41,577)	(41,538)	255,521
Total	$418,784	146	(49,815)	(49,669)	369,115
(1)Represents amortized cost of the securities, net of the ACL of $0 and $6 million related to AFS debt securities at September 30, 2023, and December 31, 2022, respectively, and $87 million and $85 million related to HTM debt securities at September 30, 2023, and December 31, 2022, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.5 billion at September 30, 2023, and $5.1 billion at December 31, 2022.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2023, and December 31, 2022.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

68	Wells Fargo & Company

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

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Purchases of held-to-maturity debt securities (1):
Securities of U.S. states and political subdivisions	$—	—	$—	843
Federal agency mortgage-backed securities	—	—	4,225	2,051
Non-agency mortgage-backed securities	39	39	87	198
Total purchases of held-to-maturity debt securities	39	39	4,312	3,092
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	—	5,550	3,687	48,591
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	5,550	$3,687	48,591
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $0 and $320 million in the third quarter and first nine months of 2023, respectively, and $456 million and $4.3 billion in the third quarter and first nine months of 2022, respectively, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest income (1):
Available-for-sale	$1,332	777	$3,918	2,162
Held-to-maturity	1,790	1,640	5,333	4,423
Total interest income	3,122	2,417	9,251	6,585
Provision for credit losses:
Available-for-sale	8	(2)	(31)	2
Held-to-maturity	11	13	2	(1)
Total provision for credit losses	19	11	(29)	1
Realized gains and losses (2):
Gross realized gains	28	27	34	276
Gross realized losses	(22)	(21)	(24)	(125)
Net realized gains	$6	6	$10	151
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
CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2023, and December 31, 2022.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

Wells Fargo & Company	69

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2023
Total portfolio (1)	$126,437	99%	$267,301	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$100,883	100%	$216,594	100%
Securities of U.S. states and political subdivisions	19,622	99	18,873	100
Collateralized loan obligations (3)	1,821	100	28,781	100
All other debt securities (4)	4,111	95	3,053	62
December 31, 2022
Total portfolio (1)	$113,594	99%	$297,144	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$93,422	100%	$233,169	100%
Securities of U.S. states and political subdivisions	10,445	99	31,000	100
Collateralized loan obligations (3)	3,981	100	29,972	100
All other debt securities (4)	5,746	89	3,003	63
(1)99% were rated AA- and above at both September 30, 2023, and December 31, 2022.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both September 30, 2023, and December 31, 2022.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both September 30, 2023, and December 31, 2022. Net charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2023 and 2022.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the third quarter and first nine months of both 2023 and 2022.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
September 30, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(365)	13,072	(1,792)	32,149	(2,157)	45,221
Securities of U.S. states and political subdivisions	(827)	10,208	(530)	3,381	(1,357)	13,589
Federal agency mortgage-backed securities	(723)	14,256	(6,752)	40,241	(7,475)	54,497
Non-agency mortgage-backed securities	(2)	40	(143)	2,748	(145)	2,788
Collateralized loan obligations	—	—	(13)	1,799	(13)	1,799
Other debt securities	(2)	135	(14)	447	(16)	582
Total available-for-sale debt securities	$(1,919)	37,711	(9,244)	80,765	(11,163)	118,476
December 31, 2022
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(291)	9,870	(1,969)	27,899	(2,260)	37,769
Securities of U.S. states and political subdivisions	(72)	2,154	(461)	2,382	(533)	4,536
Federal agency mortgage-backed securities	(3,580)	39,563	(1,587)	8,481	(5,167)	48,044
Non-agency mortgage-backed securities	(43)	1,194	(97)	2,068	(140)	3,262
Collateralized loan obligations	(65)	3,195	(25)	786	(90)	3,981
Other debt securities	(31)	1,591	(17)	471	(48)	2,062
Total available-for-sale debt securities	$(4,082)	57,567	(4,156)	42,087	(8,238)	99,654
(1)Excludes portfolio level basis adjustments.

70	Wells Fargo & Company

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2023
Available-for-sale debt securities (1)(2):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,499	14,934	28,319	3,901	1,345
Fair value	46,343	14,603	26,888	3,590	1,262
Weighted average yield	1.60%	1.70	1.58	1.47	1.44
Non-U.S. government securities
Amortized cost, net	$163	2	137	24	—
Fair value	163	2	137	24	—
Weighted average yield	4.73%	5.80	4.61	5.34	—
Securities of U.S. states and political subdivisions
Amortized cost, net	$20,975	1,581	4,741	4,922	9,731
Fair value	19,622	1,573	4,667	4,460	8,922
Weighted average yield	3.05%	3.60	3.54	3.04	2.72
Federal agency mortgage-backed securities
Amortized cost, net	$62,014	4	183	764	61,063
Fair value	54,540	3	175	692	53,670
Weighted average yield	3.66%	3.05	1.99	2.55	3.68
Non-agency mortgage-backed securities
Amortized cost, net	$2,948	—	—	59	2,889
Fair value	2,803	—	—	28	2,775
Weighted average yield	5.32%	—	—	3.38	5.36
Collateralized loan obligations
Amortized cost, net	$1,834	—	—	1,409	425
Fair value	1,821	—	—	1,401	420
Weighted average yield	6.96%	—	—	6.97	6.94
Other debt securities
Amortized cost, net	$1,112	5	52	704	351
Fair value	1,145	5	52	704	384
Weighted average yield	6.81%	7.33	5.75	6.47	7.62
Total available-for-sale debt securities
Amortized cost, net	$137,545	16,526	33,432	11,783	75,804
Fair value	126,437	16,186	31,919	10,899	67,433
Weighted average yield	2.94%	1.88	1.86	3.16	3.62
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.
(2)Amortized cost, net excludes portfolio level basis adjustments of $(280) million.

Wells Fargo & Company	71

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2023
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,790	—	—	—	3,790
Fair value	2,004	—	—	—	2,004
Weighted average yield	1.58%	—	—	—	1.58
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,862	276	485	716	17,385
Fair value	14,146	274	458	656	12,758
Weighted average yield	2.37%	2.67	1.65	2.79	2.37
Federal agency mortgage-backed securities
Amortized cost, net	$212,805	—	—	—	212,805
Fair value	169,474	—	—	—	169,474
Weighted average yield	2.36%	—	—	—	2.36
Non-agency mortgage-backed securities
Amortized cost, net	$1,284	—	40	36	1,208
Fair value	1,127	—	42	34	1,051
Weighted average yield	3.25%	—	4.17	4.34	3.18
Collateralized loan obligations
Amortized cost, net	$28,747	—	30	15,092	13,625
Fair value	28,585	—	31	15,051	13,503
Weighted average yield	6.99%	—	7.28	7.09	6.88
Other debt securities
Amortized cost, net	$1,726	—	1,726	—	—
Fair value	1,591	—	1,591	—	—
Weighted average yield	4.47%	—	4.47	—	—
Total held-to-maturity debt securities
Amortized cost, net	$267,214	276	2,281	15,844	248,813
Fair value	216,927	274	2,122	15,741	198,790
Weighted average yield	2.87%	2.67	3.91	6.89	2.60
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

72	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Sep 30, 2023	Dec 31, 2022
Held for trading at fair value:
Marketable equity securities	$7,620	17,180
Nonmarketable equity securities (1)	10,666	9,730
Total equity securities held for trading (2)	18,286	26,910
Not held for trading:
Fair value:
Marketable equity securities	1,674	1,436
Nonmarketable equity securities	37	37
Total equity securities not held for trading at fair value	1,711	1,473
Equity method:
Private equity	3,234	2,836
Tax-advantaged renewable energy (3)	6,076	6,535
New market tax credit and other	276	298
Total equity method	9,586	9,669
Other methods:
Low-income housing tax credit (LIHTC) investments (3)	12,593	12,186
Private equity (4)	8,858	9,276
Federal Reserve Bank stock and other at cost (5)	4,992	4,900
Total equity securities not held for trading	37,740	37,504
Total equity securities	$56,026	64,414
(1)Represents securities economically hedged with equity derivatives.
(2)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(3)See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Represents nonmarketable equity securities accounted for under the measurement alternative, which were predominantly securities associated with our venture capital investments.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both September 30, 2023, and December 31, 2022, and $1.4 billion of investments in Federal Home Loan Bank stock at both September 30, 2023, and December 31, 2022.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$(2)	(22)	$24	(250)
Nonmarketable equity securities	18	(35)	2	(73)
Total equity securities carried at fair value	16	(57)	26	(323)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(211)	(389)	(876)	(1,403)
Net unrealized gains (2)	46	82	185	916
Net realized gains from sale	124	330	189	737
Total nonmarketable equity securities not carried at fair value	(41)	23	(502)	250
Total net losses from equity securities not held for trading	$(25)	(34)	$(476)	(73)
(1)Includes amounts related to venture capital and private equity investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	73

Note 4: Equity Securities (continued)

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$46	82	$214	916
Gross unrealized losses from observable price changes	—	—	(29)	—
Impairment write-downs	(209)	(270)	(863)	(1,214)
Net realized gains from sale	—	12	36	90
Total net losses recognized during the period	$(163)	$(176)	$(642)	(208)
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2023	Dec 31, 2022
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,239	7,141
Gross unrealized losses from observable price changes	(44)	(14)
Impairment write-downs	(3,550)	(2,896)

74	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at both September 30, 2023, and December 31, 2022.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2023, we reversed accrued interest receivable of $31 million for our commercial portfolio segment and $188 million for our consumer portfolio segment, compared with $26 million and $100 million, respectively, for the same period a year ago.

Table 5.1: Loans Outstanding

(in millions)	Sep 30, 2023	Dec 31, 2022
Commercial and industrial	$382,527	386,806
Commercial real estate	152,486	155,802
Lease financing	16,038	14,908
Total commercial	551,051	557,516
Residential mortgage	263,174	269,117
Credit card	49,851	46,293
Auto	49,865	53,669
Other consumer	28,483	29,276
Total consumer	391,373	398,355
Total loans	$942,424	955,871
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2023	Dec 31, 2022
Commercial and industrial	$73,528	78,981
Commercial real estate	6,942	7,619
Lease financing	700	670
Total non-U.S. commercial loans	$81,170	87,270
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
Table 5.3: Loan Purchases, Sales, and Transfers

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$456	2	458	127	1	128
Sales and net transfers (to)/from LHFS	(711)	—	(711)	(785)	(1,118)	(1,903)
Nine months ended September 30,
Purchases	$1,067	306	1,373	503	3	506
Sales and net transfers (to)/from LHFS	(2,394)	(100)	(2,494)	(2,097)	(1,141)	(3,238)

Wells Fargo & Company	75

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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2023, and December 31, 2022, we had $1.4 billion and $1.8 billion, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2023	Dec 31, 2022
Commercial and industrial (1)	$390,642	388,504
Commercial real estate	22,785	29,518
Total commercial	413,427	418,022
Residential mortgage (2)	32,149	39,155
Credit card	159,611	145,526
Other consumer (3)	75,563	69,244
Total consumer	267,323	253,925
Total unfunded credit commitments	$680,750	671,947
(1)Effective first quarter 2023, unfunded credit commitments exclude discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. Prior period balances have been revised to conform with the current period presentation.
(2)Includes lines of credit totaling $30.1 billion and $35.5 billion as of September 30, 2023, and December 31, 2022, respectively.
(3)Predominantly includes securities-based lines of credit.

76	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the allowance for credit losses (ACL) for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $1.5 billion from December 31, 2022, reflecting increases for commercial real estate loans, primarily office loans, as well as for increases in credit card loan balances, partially offset by a decrease for residential mortgage loans related to the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Balance, beginning of period	$14,786	12,884	$13,609	13,788
Cumulative effect from change in accounting policy (1)	—	—	(429)	—
Balance, beginning of period, adjusted	14,786	12,884	13,180	13,788
Provision for credit losses	1,143	773	4,111	576
Interest income on certain loans (2)	—	(26)	—	(82)
Loan charge-offs:
Commercial and industrial	(126)	(85)	(374)	(209)
Commercial real estate	(96)	(3)	(204)	(6)
Lease financing	(8)	(11)	(21)	(20)
Total commercial	(230)	(99)	(599)	(235)
Residential mortgage	(37)	(43)	(97)	(136)
Credit card	(503)	(290)	(1,407)	(844)
Auto	(223)	(199)	(623)	(515)
Other consumer	(124)	(105)	(339)	(307)
Total consumer	(887)	(637)	(2,466)	(1,802)
Total loan charge-offs	(1,117)	(736)	(3,065)	(2,037)
Loan recoveries:
Commercial and industrial	33	72	119	192
Commercial real estate	3	15	15	27
Lease financing	6	6	14	16
Total commercial	42	93	148	235
Residential mortgage	41	57	124	187
Credit card	83	88	247	267
Auto	85	78	275	230
Other consumer	16	21	53	70
Total consumer	225	244	699	754
Total loan recoveries	267	337	847	989
Net loan charge-offs	(850)	(399)	(2,218)	(1,048)
Other	(15)	(7)	(9)	(9)
Balance, end of period	$15,064	13,225	$15,064	13,225
Components:
Allowance for loan losses	$14,554	12,571	$14,554	12,571
Allowance for unfunded credit commitments	510	654	510	654
Allowance for credit losses	$15,064	13,225	$15,064	13,225
Net loan charge-offs (annualized) as a percentage of average total loans	0.36%	0.17	0.31%	0.15
Allowance for loan losses as a percentage of total loans	1.54	1.33	1.54	1.33
Allowance for credit losses for loans as a percentage of total loans	1.60	1.40	1.60	1.40
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

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2023			2022
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$8,081	6,705	14,786	7,082	5,802	12,884
Provision for credit losses	433	710	1,143	(72)	845	773
Interest income on certain loans (1)	—	—	—	(6)	(20)	(26)
Loan charge-offs	(230)	(887)	(1,117)	(99)	(637)	(736)
Loan recoveries	42	225	267	93	244	337
Net loan charge-offs	(188)	(662)	(850)	(6)	(393)	(399)
Other	(16)	1	(15)	(7)	—	(7)
Balance, end of period	$8,310	6,754	15,064	6,991	6,234	13,225
Nine months ended September 30,
Balance, beginning of period	$6,956	6,653	13,609	7,791	5,997	13,788
Cumulative effect from change in accounting policy (2)	27	(456)	(429)	—	—	—
Balance, beginning of period, adjusted	6,983	6,197	13,180	7,791	5,997	13,788
Provision for credit losses	1,793	2,318	4,111	(769)	1,345	576
Interest income on certain loans (1)	—	—	—	(22)	(60)	(82)
Loan charge-offs	(599)	(2,466)	(3,065)	(235)	(1,802)	(2,037)
Loan recoveries	148	699	847	235	754	989
Net loan charge-offs	(451)	(1,767)	(2,218)	—	(1,048)	(1,048)
Other	(15)	6	(9)	(9)	—	(9)
Balance, end of period	$8,310	6,754	15,064	6,991	6,234	13,225
(1)Prior to the adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023, loans with an allowance measured by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognized changes in allowance attributable to the passage of time as interest income.
(2)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date.
COMMERCIAL CREDIT QUALITY INDICATORS We manage a consistent process for assessing commercial loan credit quality. Commercial loans are generally subject to individual risk assessment using our internal borrower and collateral quality ratings, which is our primary credit quality indicator. Our ratings are aligned to regulatory definitions of pass and criticized categories with the criticized segmented among special mention, substandard, doubtful, and loss categories.
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At September 30, 2023, we had $519.2 billion and $31.9 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the nine months ended September 30, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

78	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
September 30, 2023
Commercial and industrial
Pass	$32,939	42,757	23,556	9,084	12,495	5,914	242,720	383	369,848
Criticized	721	1,311	1,392	429	245	528	8,053	—	12,679
Total commercial and industrial	33,660	44,068	24,948	9,513	12,740	6,442	250,773	383	382,527
Gross charge-offs (1)	86	18	28	4	6	6	226	—	374
Commercial real estate
Pass	12,148	35,116	33,719	12,832	13,182	21,051	6,193	225	134,466
Criticized	1,921	4,169	4,329	1,911	2,875	2,471	344	—	18,020
Total commercial real estate	14,069	39,285	38,048	14,743	16,057	23,522	6,537	225	152,486
Gross charge-offs	1	79	—	—	80	44	—	—	204
Lease financing
Pass	4,229	4,078	2,588	1,340	927	1,682	—	—	14,844
Criticized	270	339	255	128	112	90	—	—	1,194
Total lease financing	4,499	4,417	2,843	1,468	1,039	1,772	—	—	16,038
Gross charge-offs	1	5	6	4	3	2	—	—	21
Total commercial loans	$52,228	87,770	65,839	25,724	29,836	31,736	257,310	608	551,051
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2022	2021	2020	2019	2018	Prior
December 31, 2022
Commercial and industrial
Pass	$61,646	31,376	11,128	13,656	3,285	5,739	247,594	842	375,266
Criticized	872	1,244	478	505	665	532	7,244	—	11,540
Total commercial and industrial	62,518	32,620	11,606	14,161	3,950	6,271	254,838	842	386,806
Commercial real estate
Pass	38,022	38,709	16,564	16,409	10,587	16,159	6,765	150	143,365
Criticized	2,785	2,794	965	2,958	1,088	1,688	159	—	12,437
Total commercial real estate	40,807	41,503	17,529	19,367	11,675	17,847	6,924	150	155,802
Lease financing
Pass	4,543	3,336	1,990	1,427	765	1,752	—	—	13,813
Criticized	330	275	190	169	94	37	—	—	1,095
Total lease financing	4,873	3,611	2,180	1,596	859	1,789	—	—	14,908
Total commercial loans	$108,198	77,734	31,315	35,124	16,484	25,907	261,762	992	557,516
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
September 30, 2023
Commercial and industrial	$381,261	512	116	638	382,527
Commercial real estate	148,216	392	15	3,863	152,486
Lease financing	15,818	135	—	85	16,038
Total commercial loans	$545,295	1,039	131	4,586	551,051
December 31, 2022
Commercial and industrial	$384,164	1,313	583	746	386,806
Commercial real estate	153,877	833	134	958	155,802
Lease financing	14,623	166	—	119	14,908
Total commercial loans	$552,664	2,312	717	1,823	557,516

CONSUMER CREDIT QUALITY INDICATORS  We have various classes of consumer loans that present unique credit risks. Loan delinquency, Fair Isaac Corporation (FICO) credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment. Gross charge-offs by loan class are included in the following tables for the nine months ended September 30, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
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

80	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
By delinquency status:
Current-29 DPD	$11,065	46,639	63,271	35,617	19,698	62,054	8,466	6,852	253,662
30-89 DPD	1	61	45	26	19	702	43	145	1,042
90+ DPD	—	14	9	8	20	352	26	210	639
Government insured/guaranteed loans (1)	1	14	45	104	119	7,548	—	—	7,831
Total residential mortgage	$11,067	46,728	63,370	35,755	19,856	70,656	8,535	7,207	263,174
By FICO:
740+	$10,230	43,033	59,643	33,743	18,358	52,443	6,706	4,160	228,316
700-739	616	2,380	2,465	1,252	842	4,486	926	994	13,961
660-699	160	863	815	393	305	2,343	434	627	5,940
620-659	35	219	190	96	73	1,051	160	313	2,137
<620	3	100	87	52	62	1,227	180	455	2,166
No FICO available	22	119	125	115	97	1,558	129	658	2,823
Government insured/guaranteed loans (1)	1	14	45	104	119	7,548	—	—	7,831
Total residential mortgage	$11,067	46,728	63,370	35,755	19,856	70,656	8,535	7,207	263,174
By LTV/CLTV:
0-80%	$10,901	40,290	62,569	35,476	19,566	62,796	8,403	7,044	247,045
80.01-100%	140	6,237	679	105	106	131	98	114	7,610
>100% (2)	8	101	21	11	10	21	20	21	213
No LTV available	17	86	56	59	55	160	14	28	475
Government insured/guaranteed loans (1)	1	14	45	104	119	7,548	—	—	7,831
Total residential mortgage	$11,067	46,728	63,370	35,755	19,856	70,656	8,535	7,207	263,174
Gross charge-offs	$—	—	—	—	—	43	4	50	97
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$48,581	65,705	37,289	20,851	6,190	61,680	11,031	6,913	258,240
30-89 DPD	65	66	32	33	21	683	58	159	1,117
90+ DPD	6	17	15	25	15	530	32	260	900
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By FICO:
740+	$43,976	61,450	35,221	19,437	5,610	51,551	8,664	4,139	230,048
700-739	3,245	2,999	1,419	941	314	4,740	1,159	1,021	15,838
660-699	1,060	851	438	306	169	2,388	567	656	6,435
620-659	211	248	106	82	50	1,225	223	349	2,494
<620	59	81	44	46	28	1,323	227	466	2,274
No FICO available	101	159	108	97	55	1,666	281	701	3,168
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
By LTV/CLTV:
0-80%	$40,869	64,613	37,145	20,744	6,155	62,593	10,923	7,188	250,230
80.01-100%	7,670	1,058	112	97	30	107	109	97	9,280
>100% (2)	48	20	13	6	3	23	28	16	157
No LTV available	65	97	66	62	38	170	61	31	590
Government insured/guaranteed loans (1)	9	59	133	148	200	8,311	—	—	8,860
Total residential mortgage	$48,661	65,847	37,469	21,057	6,426	71,204	11,121	7,332	269,117
(1)Government insured or guaranteed loans represent loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $2.8 billion and $3.2 billion at September 30, 2023, and December 31, 2022, respectively.
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
For the nine months ended September 30, 2023, we had gross charge-offs in the credit card portfolio of $1.3 billion for revolving loans and $68 million for revolving loans converted to term loans.
Table 5.10: Credit Quality Indicators for Credit Card Loans

	September 30, 2023			December 31, 2022
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$48,244	321	48,565	45,131	223	45,354
30-89 DPD	596	42	638	457	27	484
90+ DPD	627	21	648	441	14	455
Total credit cards	$49,467	384	49,851	46,029	264	46,293
By FICO:
740+	$18,190	22	18,212	16,681	19	16,700
700-739	11,252	47	11,299	10,640	37	10,677
660-699	10,164	77	10,241	9,573	55	9,628
620-659	5,100	68	5,168	4,885	45	4,930
<620	4,591	169	4,760	4,071	107	4,178
No FICO available	170	1	171	179	1	180
Total credit cards	$49,467	384	49,851	46,029	264	46,293

82	Wells Fargo & Company

Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2023	2022	2021	2020	2019	Prior	Total
September 30, 2023
By delinquency status:
Current-29 DPD	$11,904	14,342	13,874	5,021	2,674	675	48,490
30-89 DPD	33	319	546	204	114	50	1,266
90+ DPD	2	32	49	15	7	4	109
Total auto	$11,939	14,693	14,469	5,240	2,795	729	49,865
By FICO:
740+	$8,003	7,222	6,119	2,152	1,211	278	24,985
700-739	1,907	2,219	2,128	828	438	106	7,626
660-699	1,217	1,969	1,975	735	365	90	6,351
620-659	501	1,334	1,421	500	241	66	4,063
<620	306	1,934	2,787	997	515	174	6,713
No FICO available	5	15	39	28	25	15	127
Total auto	$11,939	14,693	14,469	5,240	2,795	729	49,865
Gross charge-offs	$6	192	300	76	42	7	623
	Term loans by origination year
(in millions)	2022	2021	2020	2019	2018	Prior	Total
December 31, 2022
By delinquency status:
Current-29 DPD	$19,101	19,126	7,507	4,610	1,445	421	52,210
30-89 DPD	218	585	253	167	69	45	1,337
90+ DPD	23	56	22	13	4	4	122
Total auto	$19,342	19,767	7,782	4,790	1,518	470	53,669
By FICO:
740+	$9,361	8,233	3,193	2,146	664	166	23,763
700-739	3,090	3,033	1,287	788	238	64	8,500
660-699	2,789	2,926	1,163	641	192	58	7,769
620-659	2,021	2,156	796	421	130	47	5,571
<620	2,062	3,389	1,316	756	263	126	7,912
No FICO available	19	30	27	38	31	9	154
Total auto	$19,342	19,767	7,782	4,790	1,518	470	53,669

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
By delinquency status:
Current-29 DPD	$2,965	2,456	697	197	118	70	21,734	116	28,353
30-89 DPD	14	32	10	2	1	2	15	4	80
90+ DPD	4	12	4	1	1	1	15	12	50
Total other consumer	$2,983	2,500	711	200	120	73	21,764	132	28,483
By FICO:
740+	$1,749	1,118	314	101	50	32	1,230	28	4,622
700-739	587	467	136	35	20	12	509	21	1,787
660-699	359	404	108	19	15	10	399	16	1,330
620-659	100	179	51	7	7	6	159	13	522
<620	44	148	54	9	9	7	144	15	430
No FICO available (1)	144	184	48	29	19	6	19,323	39	19,792
Total other consumer	$2,983	2,500	711	200	120	73	21,764	132	28,483
Gross charge-offs (2)	$108	119	40	7	7	5	44	9	339
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2022	2021	2020	2019	2018	Prior
December 31, 2022
By delinquency status:
Current-29 DPD	$3,718	1,184	341	240	63	83	23,431	117	29,177
30-89 DPD	17	12	2	3	1	2	14	8	59
90+ DPD	5	5	1	1	—	1	13	14	40
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
By FICO:
740+	$1,908	546	174	112	21	50	1,660	43	4,514
700-739	726	216	62	44	10	13	568	18	1,657
660-699	527	177	34	33	9	8	449	19	1,256
620-659	204	81	13	14	4	5	181	11	513
<620	89	64	14	16	5	5	154	18	365
No FICO available (1)	286	117	47	25	15	5	20,446	30	20,971
Total other consumer	$3,740	1,201	344	244	64	86	23,458	139	29,276
(1)Substantially all loans do not require a FICO score and are revolving securities-based loans originated by the Wealth and Investment Management operating segment.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

84	Wells Fargo & Company

NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	2023	2022
Commercial and industrial	$638	746	75	174	14	57
Commercial real estate	3,863	958	270	134	22	44
Lease financing	85	119	6	5	—	—
Total commercial	4,586	1,823	351	313	36	101
Residential mortgage	3,258	3,611	2,082	2,316	146	161
Auto	126	153	—	—	15	21
Other consumer	32	39	—	—	3	3
Total consumer	3,416	3,803	2,082	2,316	164	185
Total nonaccrual loans	$8,002	5,626	2,433	2,629	200	286
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $904 million and $1.0 billion at September 30, 2023, and December 31, 2022, respectively, which included $716 million and $771 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2023	Dec 31, 2022
Total:	$3,634	4,340
Less: FHA insured/VA guaranteed (1)	2,696	3,005
Total, not government insured/guaranteed	$938	1,335
By segment and class, not government insured/guaranteed:
Commercial and industrial	$116	583
Commercial real estate	15	134
Total commercial	131	717
Residential mortgage	23	28
Credit card	648	455
Auto	99	111
Other consumer	37	24
Total consumer	807	618
Total, not government insured/guaranteed	$938	1,335
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Wells Fargo & Company	85

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
Our residential mortgage loan modification programs may offer a short-term payment deferral based upon the borrower's demonstrated hardship, up to 12 months. If additional assistance is needed after 12 months, the borrower may request another loan modification. Modifications may also include a trial payment period of three months to determine if the borrower can perform in accordance with the proposed permanent loan modification terms. Loans in a trial payment period continue to advance through delinquency status and accrue interest according to their original terms. Loans in a trial payment period are excluded from our loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $115 million at September 30, 2023.
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
The following disclosures provide information on loan modifications granted to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period, resulting in an amortized cost balance of zero at the end of the period, are not included in the disclosures below. Additionally, where amortized cost balances are presented below, accrued interest receivable is excluded. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Borrowers experiencing financial difficulty with modified terms mandated by a bankruptcy court are considered contractually modified loans and are included in these disclosures. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the third quarter and first nine months of 2023.
Table 5.15 presents the amortized cost of modified commercial loans by class of financing receivable and by modification type.
Table 5.15: Commercial Loan Modifications

	Modification type (1)						Modifications as a % of loan class
($ in millions)	Interest rate reduction	Payment delay	Term extension	Term extension & payment delay	All other modifications and combinations	Total
Quarter ended September 30, 2023
Commercial and industrial	$8	1	187	97	—	293	0.08%
Commercial real estate	—	—	335	—	—	335	0.22
Total commercial	$8	1	522	97	—	628	0.12
Nine months ended September 30, 2023
Commercial and industrial	$14	19	280	101	1	415	0.11%
Commercial real estate	8	1	442	—	1	452	0.30
Total commercial	$22	20	722	101	2	867	0.16
(1)There were no principal forgiveness modifications for the third quarter and first nine months of 2023.
Table 5.15a presents the financial effects of modifications made to commercial loans presented by class of financing receivable.
Table 5.15a: Financial Effects of Commercial Loan Modifications

	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (months)
Quarter ended September 30, 2023
Commercial and industrial	15.28%	6	13
Commercial real estate	1.95	6	23
Nine months ended September 30, 2023
Commercial and industrial	14.49%	5	13
Commercial real estate	3.54	13	21

86	Wells Fargo & Company

Commercial loans that received a modification during the third quarter and first nine months of 2023, and subsequently defaulted were insignificant. Defaults that occur on commercial modifications are reported based on a payment default definition of 90 days past due.
Table 5.15b provides past due information for modified commercial loans. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during the third quarter and first nine months of 2023, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.15b: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2023
Commercial and industrial	$275	27	2	304	27	42
Commercial real estate	449	2	—	451	—	—
Total commercial	$724	29	2	755	27	42
Table 5.16 presents the amortized cost of modified consumer loans by class of financing receivable and by modification type.
Table 5.16: Consumer Loan Modifications

	Modification type
($ in millions)	Interest rate reduction	Payment delay (1)	Term extension	Interest rate reduction & term extension	Term extension & payment delay	Interest rate reduction, term extension & payment delay	All other modifications and combinations (2)	Total	Modifications as a % of loan class
Quarter ended September 30, 2023
Residential mortgage	$2	27	15	11	22	18	2	97	0.04%
Credit card	151	—	—	—	—	—	—	151	0.30
Auto	1	13	—	—	—	—	—	14	0.03
Other consumer	3	1	—	10	—	—	—	14	0.05
Total consumer	$157	41	15	21	22	18	2	276	0.07
Nine months ended September 30, 2023
Residential mortgage	$10	433	55	34	73	68	5	678	0.26%
Credit card	348	—	—	—	—	—	—	348	0.70
Auto	2	19	—	—	—	—	—	21	0.04
Other consumer	8	2	—	22	—	—	—	32	0.11
Total consumer	$368	454	55	56	73	68	5	1,079	0.28
(1)Includes residential mortgage loan modifications that defer a set amount of principal to the end of the loan term.
(2)Includes principal forgiveness and other combinations of modifications.
Table 5.16a presents the financial effects of modifications made to consumer loans by class of financing receivable.
Table 5.16a: Financial Effects of Consumer Loan Modifications (1)

	Weighted average interest rate reduction	Weighted average payments deferred (months)	Weighted average term extension (years)
Quarter ended September 30, 2023
Residential mortgage (2)	1.68%	6	9.4
Credit card	21.79	N/A	N/A
Auto	4.21	6	N/A
Other consumer	8.12	6	1.9
Nine months ended September 30, 2023
Residential mortgage (2)	1.60%	4	9.7
Credit card	21.41	N/A	N/A
Auto	4.02	6	N/A
Other consumer	10.10	5	2.4
(1)Principal forgiven was insignificant for the third quarter and first nine months of 2023.
(2)Excludes the financial effects of residential mortgage loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 27.3 years and 27.0 years for the third quarter and first nine months of 2023, respectively.

Wells Fargo & Company	87

Note 5: Loans and Related Allowance for Credit Losses (continued)
Consumer loans that received a modification during the third quarter and first nine months of 2023, and subsequently defaulted during the respective period totaled $130 million and $251 million, respectively, and primarily related to payment delay modifications in the residential mortgage loan portfolio. Defaults that occur on consumer modifications are reported based on a payment default definition of 60 days past due.
Table 5.16b provides past due information for modified consumer loans. For loan modifications that include a payment delay, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred during the third quarter and first nine months of 2023, inclusive of charge-offs to loans with no amortized cost remaining at period end.
Table 5.16b: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 days past due (DPD)	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2023
Residential mortgage (1)	$377	80	191	648	1	7
Credit card (2)	261	52	35	348	25	45
Auto	19	2	—	21	1	1
Other consumer	28	3	1	32	1	2
Total	$685	137	227	1,049	28	55
(1)Includes loans that were past due prior to entering a payment delay modification. Delinquency advancement is paused during the deferral period and resumes upon exit.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three months of consecutive payment performance.
Commitments to lend additional funds on commercial loans that were modified during the nine months ended September 30, 2023, were $167 million, substantially all of which were in the commercial and industrial portfolio. Commitments to lend additional funds on consumer loans that were modified during the nine months ended September 30, 2023, were insignificant.

TROUBLED DEBT RESTRUCTURINGS (TDRs)  In January 2023, we adopted ASU 2022-02, which eliminated the accounting and reporting guidance for TDRs. For additional information, see Note 1 (Summary of Significant Accounting Policies). The following disclosures present TDR information for the periods ended December 31, 2022, and September 30, 2022. When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $9.2 billion at December 31, 2022. We do not consider loan resolutions such as foreclosure or short sale to be a TDR. In addition, COVID-19-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement. For additional information on the TDR relief, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
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

88	Wells Fargo & Company

Table 5.17: TDR Modifications

	Primary modification type (1)				Financial effects of modifications
($ in millions)	Principal forgiveness	Interest rate reduction	Other concessions (2)	Total	Charge- offs (3)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (4)
Quarter ended September 30, 2022
Commercial and industrial	$7	4	76	87	—	14.26%	$4
Commercial real estate	—	1	37	38	—	0.25	1
Lease financing	—	—	—	—	—	—	—
Total commercial	7	5	113	125	—	12.15	5
Residential mortgage	—	97	332	429	1	1.64	97
Credit card	—	82	—	82	—	20.45	82
Auto	—	2	8	10	2	3.87	2
Other consumer	—	6	1	7	1	11.46	5
Trial modifications (5)	—	—	—	—	—	—	—
Total consumer	—	187	341	528	4	10.27	186
Total	$7	192	454	653	4	10.31%	$191
Nine months ended September 30, 2022
Commercial and industrial	$7	18	224	249	—	9.76%	$18
Commercial real estate	—	11	102	113	—	0.94	11
Lease financing	—	—	1	1	—	—	—
Total commercial	7	29	327	363	—	6.47	29
Residential mortgage	1	292	1,018	1,311	4	1.60	292
Credit card	—	215	—	215	—	19.66	215
Auto	1	6	56	63	13	4.44	6
Other consumer	—	13	2	15	1	11.37	12
Trial modifications (5)	—	—	252	252	—	—	—
Total consumer	2	526	1,328	1,856	18	9.27	525
Total	$9	555	1,655	2,219	18	9.12%	$554
(1)Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $105 million for the quarter ended September 30, 2022, and $355 million for the first nine months of 2022.
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

Table 5.18: Defaulted TDRs

	Recorded investment of defaults
	September 30, 2022
(in millions)	Quarter ended	Nine months ended
Commercial and industrial	$1	53
Commercial real estate	3	13
Lease financing	—	—
Total commercial	4	66
Residential mortgage	36	94
Credit card	12	25
Auto	4	17
Other consumer	—	1
Total consumer	52	137
Total	$56	203

Wells Fargo & Company	89

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the amortization method to commercial MSRs and apply the fair value method to residential MSRs. The amortized cost of commercial MSRs was $1.1 billion and $1.2 billion, with an estimated fair value of $1.9 billion and $2.3 billion, at September 30, 2023 and 2022, respectively. Table 6.1 presents the changes in MSRs measured using the fair value method.
Table 6.1: Analysis of Changes in Fair Value MSRs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Fair value, beginning of period	$8,251	9,163	$9,310	6,920
Originations/purchases	36	204	131	868
Sales and other (1)	(51)	1	(650)	(249)
Net additions	(15)	205	(519)	619
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (2)	562	760	699	3,408
Servicing and foreclosure costs	(11)	(8)	(9)	(20)
Discount rates	(20)	(44)	(45)	42
Prepayment estimates and other (3)	(20)	42	(43)	(207)
Net changes in valuation inputs or assumptions	511	750	602	3,223
Changes due to collection/realization of expected cash flows (4)	(290)	(290)	(936)	(934)
Total changes in fair value	221	460	(334)	2,289
Fair value, end of period	$8,457	9,828	$8,457	9,828
(1)In the first nine months of 2022, MSRs decreased $244 million due to the sale of interest-only strips in second quarter 2022 related to excess servicing cash flows from agency residential mortgage-backed securitizations.
(2)Includes prepayment rate changes due to changes in market interest rates. MSRs are economically hedged with derivative instruments to reduce exposure to changes in market interest rates.
(3)Represents other changes in valuation model inputs or assumptions, including prepayment rate estimation changes that are independent of mortgage interest rate changes.
(4)Represents the reduction in the MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
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
Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2023	Dec 31, 2022
Fair value of interests held	$8,457	9,310
Expected weighted-average life (in years)	6.4	6.3

Key assumptions:
Prepayment rate assumption (1)	8.5%	9.4
Impact on fair value from 10% adverse change	$244	288
Impact on fair value from 25% adverse change	586	688

Discount rate assumption	9.6%	9.1
Impact on fair value from 100 basis point increase	$340	368
Impact on fair value from 200 basis point increase	652	707

Cost to service assumption ($ per loan)	102	102
Impact on fair value from 10% adverse change	157	171
Impact on fair value from 25% adverse change	391	427
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

90	Wells Fargo & Company

We present the components of our managed servicing portfolio in Table 6.3 at unpaid principal balance for loans serviced and subserviced for others and at carrying value for owned loans serviced.
Table 6.3: Managed Servicing Portfolio

(in billions)	Sep 30, 2023	Dec 31, 2022
Residential mortgage servicing:
Serviced and subserviced for others	$592	681
Owned loans serviced	265	273
Total residential servicing	857	954
Commercial mortgage servicing:
Serviced and subserviced for others	554	577
Owned loans serviced	129	133
Total commercial servicing	683	710
Total managed servicing portfolio	$1,540	1,664
Total serviced for others, excluding subserviced for others	$1,136	1,246
MSRs as a percentage of loans serviced for others	0.84%	0.84
Weighted average note rate (mortgage loans serviced for others)	4.47	4.30

At September 30, 2023, and December 31, 2022, we had servicer advances, net of an allowance for uncollectible amounts, of $1.9 billion and $2.5 billion, respectively. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses which are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored entities (GSEs), insurer or borrower.
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
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2023	2022	2023	2022
Contractually specified servicing fees, late charges and ancillary fees		$521	629	$1,635	1,909
Unreimbursed servicing costs (1)		(34)	(35)	(112)	(116)
Amortization for commercial MSRs		(59)	(62)	(182)	(185)
Changes due to collection/realization of expected cash flows (2)	(A)	(290)	(290)	(936)	(934)
Net servicing fees		138	242	405	674
Changes in fair value of MSRs due to valuation inputs or assumptions (3)	(B)	511	750	602	3,223
Net derivative losses from economic hedges (4)		(569)	(863)	(715)	(3,489)
Market-related valuation changes to MSRs, net of hedge results		(58)	(113)	(113)	(266)
Total net servicing income		80	129	292	408
Net gains on mortgage loan originations/sales (5)		113	195	335	896
Total mortgage banking noninterest income		$193	324	$627	1,304
Total changes in fair value of MSRs carried at fair value	(A)+(B)	$221	460	$(334)	2,289
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
(5)Includes net gains (losses) of $119 million and $169 million in the third quarter and first nine months of 2023, respectively, and $568 million and $2.6 billion in the third quarter and first nine months of 2022, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	91

Note 7: Intangible Assets and Other Assets
Table 7.1 presents the gross carrying value of intangible assets and accumulated amortization.

Table 7.1: Intangible Assets

	September 30, 2023			December 31, 2022
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets:
MSRs	$5,023	(3,954)	1,069	4,942	(3,772)	1,170
Customer relationship and other intangibles	773	(641)	132	754	(602)	152
Total amortized intangible assets	$5,796	(4,595)	1,201	5,696	(4,374)	1,322
Unamortized intangible assets:
MSRs (carried at fair value)	$8,457			9,310
Goodwill	25,174			25,173

Table 7.2 provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2023. Future amortization expense may vary from these projections.
Table 7.2: Amortization Expense for Intangible Assets

(in millions)	Amortized MSRs	Customer relationship and other intangibles	Total
Nine months ended September 30, 2023 (actual)	$182	39	221
Estimate for the remainder of 2023	$57	13	70
Estimate for year ended December 31,
2024	219	43	262
2025	190	35	225
2026	153	29	182
2027	121	2	123
2028	101	2	103
Table 7.3 shows the allocation of goodwill to our reportable operating segments.
Table 7.3: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2022	$16,418	2,931	5,375	344	105	25,173
Foreign currency translation	—	1	—	—	—	1
September 30, 2023	$16,418	2,932	5,375	344	105	25,174
Table 7.4 presents the components of other assets.
Table 7.4: Other Assets

(in millions)	Sep 30, 2023	Dec 31, 2022
Corporate/bank-owned life insurance (1)	$19,735	20,807
Accounts receivable (2)	28,340	23,646
Interest receivable:
AFS and HTM debt securities	1,604	1,572
Loans	3,803	3,470
Trading and other	1,233	767
Operating lease assets (lessor)	5,477	5,790
Operating lease ROU assets (lessee)	3,567	3,837
Other (3)(4)	13,890	15,949
Total other assets	$77,649	75,838
(1)Corporate/bank-owned life insurance is recorded at cash surrender value.
(2)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances, which are recorded at amortized cost.
(3)Primarily includes income tax receivables, prepaid expenses, foreclosed assets, and venture capital and private equity investments in consolidated portfolio companies.
(4)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

92	Wells Fargo & Company

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2022 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $172 million and $186 million for the quarters ended September 30, 2023 and 2022, respectively, and $529 million and $559 million for the first nine months of 2023 and 2022, respectively.
Table 8.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest income on lease financing	$188	134	$533	438
Other lease revenue:
Variable revenue on lease financing	25	28	74	85
Fixed revenue on operating leases	241	243	735	730
Variable revenue on operating leases	9	17	33	46
Other lease-related revenue (1)	16	34	103	121
Noninterest income on leases	291	322	945	982
Total leasing revenue	$479	456	$1,478	1,420
(1)    Predominantly includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 8.2 presents balances for our operating leases.

Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2023	Dec 31, 2022
ROU assets	$3,567	3,837
Lease liabilities	4,170	4,465
Table 8.3 provides the composition of our lease costs, which are predominantly included in occupancy expense.
Table 8.3: Lease Costs

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Fixed lease expense – operating leases	$248	263	$747	769
Variable lease expense	66	67	207	210
Other (1)	(12)	(7)	(38)	(25)
Total lease costs	$302	323	$916	954
(1)Predominantly includes gains recognized from sale leaseback transactions and sublease rental income.

Wells Fargo & Company	93

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
In July 2023, we issued $1.725 billion of our Preferred Stock, Series EE. In September 2023, we redeemed our Preferred Stock, Series Q, for a cost of $1.725 billion.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		September 30, 2023				December 31, 2022
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,981	3,968	3,200	4,025,000	3,967,986	3,968	3,200
Series Q
5.85% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	69,000	69,000	1,725	1,725
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	3/15/2024	34,500	33,600	840	840	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2024	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	—	—	—	—
Total		4,776,800	4,714,427	$20,216	19,448	4,776,800	4,714,432	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended September 30, 2023, and September 30, 2022.

94	Wells Fargo & Company

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

ADVISORY ACCOUNT CASH SWEEP INVESTIGATION The United States Securities and Exchange Commission (SEC) has undertaken an investigation regarding the cash sweep options that the Company provides to investment advisory clients at account opening.

AUTOMOBILE LENDING MATTERS On April 20, 2018, the Company entered into consent orders with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve, among other things, investigations by the agencies into the Company’s compliance risk management program and its past practices involving certain automobile collateral protection insurance (CPI) policies and certain mortgage interest rate lock extensions. Shareholders filed a putative securities fraud class action against the Company and its executive officers alleging material misstatements and omissions of CPI-related information in the Company’s public disclosures. In January 2020, the court dismissed this action as to all defendants except the Company and a former executive officer and limited the action to two alleged misstatements. On September 26, 2023, the court granted final approval of an agreement pursuant to which the Company paid $300 million to resolve this action. Additionally, a number of other lawsuits were filed by non-governmental parties seeking damages or other remedies related to these CPI policies and related to the unused portion of guaranteed automobile protection (GAP) waiver or insurance agreements. As previously disclosed, the Company entered into various settlements to resolve these lawsuits, while others were dismissed. In addition, federal and state government agencies, including the CFPB, have undertaken formal or informal inquiries, investigations, or examinations regarding these and other issues related to the origination, servicing, and collection of consumer auto loans, including related insurance products. On December 20, 2022, the Company entered into a consent order with the CFPB to resolve the CFPB’s investigations related to automobile lending, consumer deposit accounts, and mortgage lending. The consent order requires, among other things, remediation to customers and the payment of a $1.7 billion civil penalty to the CFPB. As previously disclosed, the Company entered into an agreement to resolve investigations by state attorneys general.
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
CONSENT ORDER DISCLOSURE LITIGATION Wells Fargo shareholders brought a putative securities fraud class action in the United States District Court for the Southern District of New York alleging that the Company and certain of its current and former executive officers and directors made false or misleading statements regarding the Company’s efforts to comply with the February 2018 consent order with the Federal Reserve Board and the April 2018 consent orders with the CFPB and OCC. On September 8, 2023, the court granted final approval of an agreement pursuant to which the Company paid $1.0 billion to resolve this action. Allegations related to the Company’s efforts to comply with these three consent orders are also among the subjects of shareholder derivative lawsuits filed in California state and federal court.
HIRING PRACTICES MATTERS Government agencies, including the United States Department of Justice and the SEC, have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice has since closed its investigation without taking action. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California.
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

Wells Fargo & Company	95

Note 10:  Legal Actions (continued)
damages as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 23, 2016, prior class counsel filed a petition to the United States Supreme Court, seeking review of the reversal of the settlement by the Second Circuit, and the Supreme Court denied the petition on March 27, 2017. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. On March 15, 2023, the Second Circuit affirmed the damages class settlement. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. Several of the opt-out and direct action litigations have been settled while others remain pending.
RECORD-KEEPING INVESTIGATIONS The SEC and the United States Commodity Futures Trading Commission (CFTC) have undertaken investigations regarding the Company’s compliance with records retention requirements relating to business communications sent over unapproved electronic messaging channels. In August 2023, the Company entered into agreements pursuant to which it paid $125 million to the SEC and $75 million to the CFTC in order to resolve their investigations.
RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2023, the Company reached an agreement in principle with IKB to resolve IKB’s claims. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.
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
OUTLOOK As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.6 billion as of September 30, 2023. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

96	Wells Fargo & Company

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

Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2023			December 31, 2022
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$347,039	300	898	263,876	670	579
Commodity contracts	2,490	29	4	1,681	9	25
Foreign exchange contracts	4,832	57	500	15,544	161	1,015
Total derivatives designated as qualifying hedging instruments		386	1,402		840	1,619
Derivatives not designated as hedging instruments
Economic hedges:
Interest rate contracts	58,689	470	264	65,727	410	253
Equity contracts (1)	4,666	—	226	3,326	—	242
Foreign exchange contracts	28,409	394	278	38,139	490	968
Credit contracts	490	22	—	290	14	—
Subtotal		886	768		914	1,463
Customer accommodation trading and other derivatives:
Interest rate contracts	11,359,609	43,037	49,687	10,156,300	40,006	42,641
Commodity contracts	88,412	3,913	2,101	96,001	5,991	3,420
Equity contracts	450,904	13,613	10,633	390,427	9,573	8,012
Foreign exchange contracts	1,963,228	23,705	23,978	1,475,224	21,562	24,703
Credit contracts	61,196	56	25	45,359	52	36
Subtotal		84,324	86,424		77,184	78,812
Total derivatives not designated as hedging instruments		85,210	87,192		78,098	80,275
Total derivatives before netting		85,596	88,594		78,938	81,894
Netting		(64,500)	(65,131)		(56,164)	(61,827)
Total		$21,096	23,463		22,774	20,067
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

Wells Fargo & Company	97

Note 11: Derivatives (continued)

Table 11.2: Offsetting of Derivative Assets and Liabilities

	September 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$40,599	45,392	37,000	37,598
OTC cleared	1,323	1,641	649	845
Exchange traded	236	329	262	193
Total interest rate contracts	42,158	47,362	37,911	38,636
Commodity contracts
OTC	3,080	1,384	4,833	2,010
Exchange traded	566	598	876	1,134
Total commodity contracts	3,646	1,982	5,709	3,144
Equity contracts
OTC	6,794	6,546	4,269	4,475
Exchange traded	3,727	2,915	3,742	2,409
Total equity contracts	10,521	9,461	8,011	6,884
Foreign exchange contracts
OTC	24,022	23,858	21,537	26,127
Total foreign exchange contracts	24,022	23,858	21,537	26,127
Credit contracts
OTC	50	18	39	22
Total credit contracts	50	18	39	22
Total derivatives subject to enforceable master netting arrangements, gross	80,397	82,681	73,207	74,813
Less: Gross amounts offset
Counterparty netting (1)	(54,730)	(54,780)	(49,115)	(49,073)
Cash collateral netting	(9,770)	(10,351)	(7,049)	(12,754)
Total derivatives subject to enforceable master netting arrangements, net	15,897	17,550	17,043	12,986
Derivatives not subject to enforceable master netting arrangements (2)	5,199	5,913	5,731	7,081
Total derivatives recognized in consolidated balance sheet, net	21,096	23,463	22,774	20,067
Non-cash collateral	(3,935)	(4,253)	(3,517)	(582)
Total Derivatives, net	$17,161	19,210	19,257	19,485
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $284 million and $372 million and debit valuation adjustments related to derivative liabilities were $334 million and $331 million as of September 30, 2023, and December 31, 2022, respectively, and were primarily related to interest rate contracts.
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
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain interest-earning deposits with banks and certain floating-rate commercial loans. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $976 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2023, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of September 30, 2023, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2022 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

98	Wells Fargo & Company

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,755	2,921	(3,039)	N/A	(542)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(69)	(135)	—	(204)	204
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(757)
Total gains (losses) (pre-tax) on interest rate contracts	(69)	(135)	—	(204)	(553)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(69)	(135)	(2)	(206)	(551)
Quarter ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$10,158	1,017	(1,553)	N/A	(1,476)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	12	15	—	27	(27)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,472)
Total gains (losses) (pre-tax) on interest rate contracts	12	15	—	27	(1,499)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(10)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(3)	(7)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$12	15	(3)	24	(1,506)
Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$42,188	7,299	(8,243)	N/A	(850)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(190)	(308)	—	(498)	498
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,374)
Total gains (losses) (pre-tax) on interest rate contracts	(190)	(308)	—	(498)	(876)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(6)	(6)	6
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(6)	(6)	6
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(190)	(308)	(6)	(504)	(870)
Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$25,492	1,526	(3,325)	N/A	(1,560)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	7	53	—	60	(60)
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,621)
Total gains (losses) (pre-tax) on interest rate contracts	7	53	—	60	(1,681)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(7)	(7)	7
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(26)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(7)	(7)	(19)
Total gains (losses) (pre-tax) recognized on cash flow hedges	$7	53	(7)	53	(1,700)

Wells Fargo & Company	99

Note 11: Derivatives (continued)

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,178	(4,608)	(3,039)	381	N/A	(542)
Interest contracts
Amounts related to cash flows on derivatives	263	(114)	(956)	—	(807)	N/A
Recognized on derivatives	668	5	(3,970)	—	(3,297)	—
Recognized on hedged items	(659)	11	3,973	—	3,325	N/A
Total gains (losses) (pre-tax) on interest rate contracts	272	(98)	(953)	—	(779)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(38)	—	(38)	N/A
Recognized on derivatives	—	—	(10)	(7)	(17)	9
Recognized on hedged items	—	—	7	6	13	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(41)	(1)	(42)	9
Commodity contracts
Recognized on derivatives	—	—	—	84	84	—
Recognized on hedged items	—	—	—	(44)	(44)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	40	40	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$272	(98)	(994)	39	(781)	9
Quarter ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,043	(513)	(1,553)	458	N/A	(1,476)
Interest contracts
Amounts related to cash flows on derivatives	53	8	(66)	—	(5)	N/A
Recognized on derivatives	1,821	(98)	(6,218)	—	(4,495)	—
Recognized on hedged items	(1,805)	99	6,183	—	4,477	N/A
Total gains (losses) (pre-tax) on interest rate contracts	69	9	(101)	—	(23)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(69)	—	(69)	N/A
Recognized on derivatives	—	—	(283)	(663)	(946)	30
Recognized on hedged items	—	—	311	630	941	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(41)	(33)	(74)	30
Commodity contracts
Recognized on derivatives	—	—	—	94	94	—
Recognized on hedged items	—	—	—	(90)	(90)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	4	4	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$69	9	(142)	(29)	(93)	30
(continued on following page)

100	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income	Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Other	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,998	(11,174)	(8,243)	1,373	N/A	(850)
Interest contracts
Amounts related to cash flows on derivatives	863	(226)	(2,488)	—	(1,851)	N/A
Recognized on derivatives	905	(166)	(4,199)	—	(3,460)	—
Recognized on hedged items	(904)	181	4,188	—	3,465	N/A
Total gains (losses) (pre-tax) on interest rate contracts	864	(211)	(2,499)	—	(1,846)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(189)	—	(189)	N/A
Recognized on derivatives	—	—	24	20	44	20
Recognized on hedged items	—	—	(39)	(15)	(54)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(204)	5	(199)	20
Commodity contracts
Recognized on derivatives	—	—	—	181	181	—
Recognized on hedged items	—	—	—	(109)	(109)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	72	72	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$864	(211)	(2,703)	77	(1,973)	20
Nine months ended September 30, 2022
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,308	(754)	(3,325)	1,716	N/A	(1,560)
Interest contracts
Amounts related to cash flows on derivatives	(33)	72	751	—	790	N/A
Recognized on derivatives	3,851	(313)	(18,289)	—	(14,751)	—
Recognized on hedged items	(3,806)	310	18,124	—	14,628	N/A
Total gains (losses) (pre-tax) on interest rate contracts	12	69	586	—	667	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(86)	—	(86)	N/A
Recognized on derivatives	—	—	(1,054)	(1,834)	(2,888)	140
Recognized on hedged items	—	—	1,089	1,769	2,858	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(51)	(65)	(116)	140
Commodity contracts
Recognized on derivatives	—	—	—	230	230	—
Recognized on hedged items	—	—	—	(220)	(220)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	10	10	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$12	69	535	(55)	561	140

Wells Fargo & Company	101

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
September 30, 2023
Available-for-sale debt securities (4)(5)	$52,783	(3,828)	13,844	552
Other assets	1,761	(86)	—	—
Deposits	(85,807)	384	—	—
Long-term debt	(135,414)	17,896	—	—
December 31, 2022
Available-for-sale debt securities (4)	$39,423	(3,859)	16,100	722
Other assets	1,663	38	—	—
Deposits	(41,687)	205	(10)	—
Long-term debt	(130,997)	13,862	(5)	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $649 million and $739 million for available-for-sale debt securities as of September 30, 2023, and December 31, 2022, respectively. There was no carrying amount related to long-term debt at both September 30, 2023, and December 31, 2022.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $33 million and $749 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of September 30, 2023, and $39 million and $334 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2022, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $(280) million for hedged items currently designated as of September 30, 2023, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $23.8 billion from closed portfolios of financial assets totaling $26.6 billion.
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
Changes in the fair values of derivatives used to economically hedge the deferred compensation plan are reported in personnel expense.
For additional information on our derivatives activities, see Note 14 (Derivatives) in our 2022 Form 10-K.

102	Wells Fargo & Company

Table 11.6 shows the net gains (losses), recognized by income statement lines, related to derivatives not designated as hedging instruments.
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains from trading and securities	Other	Total	Personnel expense
Quarter ended September 30, 2023
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(450)	—	(251)	(701)	—
Equity contracts	—	—	66	66	179
Foreign exchange contracts	—	—	337	337	—
Credit contracts	—	—	5	5	—
Subtotal	(450)	—	157	(293)	179
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(87)	2,438	—	2,351	—
Commodity contracts	—	79	—	79	—
Equity contracts	—	818	(187)	631	—
Foreign exchange contracts	—	1,252	—	1,252	—
Credit contracts	—	(13)	—	(13)	—
Subtotal	(87)	4,574	(187)	4,300	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(537)	4,574	(30)	4,007	179
Quarter ended September 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(295)	—	(29)	(324)	—
Equity contracts (2)	—	—	5	5	188
Foreign exchange contracts	—	—	940	940	—
Credit contracts	—	—	(2)	(2)	—
Subtotal	(295)	—	914	619	188
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(275)	3,861	—	3,586	—
Commodity contracts	—	69	—	69	—
Equity contracts	—	1,658	(35)	1,623	—
Foreign exchange contracts	—	240	—	240	—
Credit contracts	—	(21)	—	(21)	—
Subtotal	(275)	5,807	(35)	5,497	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(570)	5,807	879	6,116	188
(continued on following page)

Wells Fargo & Company	103

Note 11: Derivatives (continued)

(continued from previous page)

	Noninterest income				Noninterest expense
(in millions)	Mortgage banking	Net gains from trading and securities	Other	Total	Personnel expense
Nine months ended September 30, 2023
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(546)	—	(301)	(847)	—
Equity contracts	—	—	(95)	(95)	(184)
Foreign exchange contracts	—	—	(356)	(356)	—
Credit contracts	—	—	4	4	—
Subtotal	(546)	—	(748)	(1,294)	(184)
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(98)	2,601	—	2,503	—
Commodity contracts	—	278	—	278	—
Equity contracts	—	(2,092)	(370)	(2,462)	—
Foreign exchange contracts	—	2,046	—	2,046	—
Credit contracts	—	(40)	—	(40)	—
Subtotal	(98)	2,793	(370)	2,325	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(644)	2,793	(1,118)	1,031	(184)
Nine months ended September 30, 2022
Net gains (losses) recognized on economic hedges derivatives:
Interest contracts (1)	$(933)	—	(81)	(1,014)	—
Equity contracts (2)	—	—	21	21	1,031
Foreign exchange contracts	—	—	2,009	2,009	—
Credit contracts	—	—	5	5	—
Subtotal	(933)	—	1,954	1,021	1,031
Net gains (losses) recognized on customer accommodation trading and other derivatives:
Interest contracts	(1,087)	9,866	—	8,779	—
Commodity contracts	—	286	—	286	—
Equity contracts	—	6,562	(149)	6,413	—
Foreign exchange contracts	—	885	—	885	—
Credit contracts	—	20	—	20	—
Subtotal	(1,087)	17,619	(149)	16,383	—
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(2,020)	17,619	1,805	17,404	1,031
(1)Mortgage banking amounts for the third quarter and first nine months of 2023 are comprised of gains (losses) of $(569) million and $(715) million, respectively, related to derivatives used as economic hedges of MSRs measured at fair value offset by gains (losses) of $119 million and $169 million, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments. The corresponding amounts for the third quarter and first nine months of 2022 are comprised of gains (losses) of $(863) million and $(3.5) billion, respectively, offset by gains (losses) of $568 million and $2.6 billion, respectively. For additional information on our mortgage banking interest contracts, see Note 6 (Mortgage Banking Activities).
(2)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).

104	Wells Fargo & Company

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
Table 11.7 provides details of sold credit derivatives.

Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
September 30, 2023
Credit default swaps	$19,077	1,756
Risk participation swaps	6,677	6,429
Total credit derivatives	$25,754	8,185
December 31, 2022
Credit default swaps	$12,733	1,860
Risk participation swaps	6,728	6,518
Total credit derivatives	$19,461	8,378

Protection sold represents the estimated maximum exposure to loss that would be incurred if, upon an event of default, the value of our interests and any associated collateral declined to zero, and does not take into consideration any recovery value from the referenced obligation or offset from collateral held or any economic hedges.
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
Table 11.8: Credit-Risk Contingent Features

(in billions)	Sep 30, 2023	Dec 31, 2022
Net derivative liabilities with credit-risk contingent features	$24.5	20.7
Collateral posted	21.0	17.4
Additional collateral to be posted upon a below investment grade credit rating (1)	3.5	3.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	105

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

106	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 12.1: Fair Value on a Recurring Basis

	September 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$32,004	3,674	—	35,678	28,844	4,530	—	33,374
Collateralized loan obligations	—	811	60	871	—	540	150	690
Corporate debt securities	—	14,043	68	14,111	—	10,344	23	10,367
Federal agency mortgage-backed securities	—	40,086	—	40,086	—	34,447	—	34,447
Non-agency mortgage-backed securities	—	1,415	7	1,422	—	1,243	12	1,255
Other debt securities	—	4,906	1	4,907	—	6,022	—	6,022
Total trading debt securities	32,004	64,935	136	97,075	28,844	57,126	185	86,155
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	46,343	—	—	46,343	45,285	—	—	45,285
Non-U.S. government securities	—	163	—	163	—	162	—	162
Securities of U.S. states and political subdivisions	—	19,496	126	19,622	—	10,332	113	10,445
Federal agency mortgage-backed securities	—	54,540	—	54,540	—	48,137	—	48,137
Non-agency mortgage-backed securities	—	2,803	—	2,803	—	3,284	—	3,284
Collateralized loan obligations	—	1,821	—	1,821	—	3,981	—	3,981
Other debt securities	—	979	166	1,145	—	2,137	163	2,300
Total available-for-sale debt securities	46,343	79,802	292	126,437	45,285	68,033	276	113,594
Loans held for sale	—	2,398	481	2,879	—	3,427	793	4,220
Mortgage servicing rights (residential)	—	—	8,457	8,457	—	—	9,310	9,310
Derivative assets (gross):
Interest rate contracts	239	43,057	511	43,807	262	40,503	321	41,086
Commodity contracts	—	3,931	11	3,942	—	5,866	134	6,000
Equity contracts	140	13,246	227	13,613	112	9,051	410	9,573
Foreign exchange contracts	—	24,141	15	24,156	27	22,175	11	22,213
Credit contracts	—	51	27	78	—	44	22	66
Total derivative assets (gross)	379	84,426	791	85,596	401	77,639	898	78,938
Equity securities:
Marketable	9,271	14	9	9,294	18,527	86	3	18,616
Nonmarketable	—	10,666	37	10,703	—	9,750	17	9,767
Total equity securities	9,271	10,680	46	19,997	18,527	9,836	20	28,383
Other assets (1)	—	—	110	110	—	—	—	—
Total assets prior to derivative netting	$87,997	242,241	10,313	340,551	93,057	216,061	11,482	320,600
Derivative netting (2)				(64,500)				(56,164)
Total assets after derivative netting				$276,051				264,436
Derivative liabilities (gross):
Interest rate contracts	$(332)	(43,133)	(7,384)	(50,849)	(193)	(40,377)	(2,903)	(43,473)
Commodity contracts	—	(2,081)	(24)	(2,105)	—	(3,325)	(120)	(3,445)
Equity contracts (1)	(132)	(9,246)	(1,481)	(10,859)	(118)	(6,502)	(1,634)	(8,254)
Foreign exchange contracts	—	(24,716)	(40)	(24,756)	(29)	(26,622)	(35)	(26,686)
Credit contracts	—	(23)	(2)	(25)	—	(33)	(3)	(36)
Total derivative liabilities (gross)	(464)	(79,199)	(8,931)	(88,594)	(340)	(76,859)	(4,695)	(81,894)
Short-sale and other liabilities (1)	(17,446)	(5,296)	(63)	(22,805)	(14,791)	(5,513)	(167)	(20,471)
Long-term debt	—	(1,875)	—	(1,875)	—	(1,346)	—	(1,346)
Total liabilities prior to derivative netting	$(17,910)	$(86,370)	(8,994)	(113,274)	(15,131)	(83,718)	(4,862)	(103,711)
Derivative netting (2)				65,131				61,827
Total liabilities after derivative netting				$(48,143)				(41,884)
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level counterparty valuation adjustments. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	107

Note 12: Fair Values of Assets and Liabilities (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended September 30, 2023
Trading debt securities	$132	12	5	(8)	(3)	22	(24)	136	1	(6)
Available-for-sale debt securities	230	15	33	(32)	(3)	49	—	292	(10)	(6)
Loans held for sale	486	(5)	53	(38)	(37)	28	(6)	481	(13)	(7)
Mortgage servicing rights (residential) (8)	8,251	221	36	(51)	—	—	—	8,457	511	(7)
Net derivative assets and liabilities:
Interest rate contracts	(5,638)	(2,019)	—	—	813	(37)	8	(6,873)	(1,350)
Equity contracts	(1,381)	5	—	—	68	(25)	79	(1,254)	50
Other derivative contracts	(1)	(32)	6	(1)	17	—	(2)	(13)	(13)
Total derivative contracts	(7,020)	(2,046)	6	(1)	898	(62)	85	(8,140)	(1,313)	(9)
Equity securities	27	17	7	(6)	—	1	—	46	14	(6)
Other assets and liabilities	(58)	105	—	—	—	—	—	47	105	(10)
Quarter ended September 30, 2022
Trading debt securities	$169	(15)	68	(43)	—	—	3	182	(15)	(6)
Available-for-sale debt securities	167	(9)	225	—	(4)	334	—	713	—	(6)
Loans held for sale	1,072	(55)	114	(36)	(45)	28	(4)	1,074	(55)	(7)
Mortgage servicing rights (residential) (8)	9,163	460	204	1	—	—	—	9,828	750	(7)
Net derivative assets and liabilities:
Interest rate contracts	(571)	(2,220)	—	—	132	188	1	(2,470)	(1,905)
Equity contracts	(1,484)	(135)	—	—	249	12	236	(1,122)	133
Other derivative contracts	137	28	13	(8)	28	—	5	203	70
Total derivative contracts	(1,918)	(2,327)	13	(8)	409	200	242	(3,389)	(1,702)	(9)
Equity securities	31	(1)	1	(1)	—	(3)	(9)	18	(1)	(6)
Other assets and liabilities (11)	(549)	60	—	—	—	—	—	(489)	60	(10)
Nine months ended September 30, 2023
Trading debt securities	$185	5	112	(156)	(7)	77	(80)	136	(9)	(6)
Available-for-sale debt securities	276	(9)	109	(32)	(13)	304	(343)	292	(28)	(6)
Loans held for sale	793	(5)	220	(267)	(102)	93	(251)	481	(27)	(7)
Mortgage servicing rights (residential) (8)	9,310	(334)	131	(650)	—	—	—	8,457	602	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	(4,594)	1	(1)	1,748	(1,467)	22	(6,873)	(3,082)
Equity contracts	(1,224)	(458)	—	—	402	(80)	106	(1,254)	(48)
Other derivative contracts	9	(95)	12	(3)	68	(2)	(2)	(13)	(67)
Total derivative contracts	(3,797)	(5,147)	13	(4)	2,218	(1,549)	126	(8,140)	(3,197)	(9)
Equity securities	20	1	11	(9)	—	23	—	46	3	(6)
Other assets and liabilities	(167)	214	—	—	—	—	—	47	214	(10)
Nine months ended September 30, 2022
Trading debt securities	$241	(52)	161	(135)	(6)	5	(32)	182	(48)	(6)
Available-for-sale debt securities	186	(35)	279	(25)	(14)	460	(138)	713	(1)	(6)
Loans held for sale	1,033	(173)	293	(106)	(175)	214	(12)	1,074	(163)	(7)
Mortgage servicing rights (residential) (8)	6,920	2,289	868	(249)	—	—	—	9,828	3,223	(7)
Net derivative assets and liabilities:
Interest rate contracts	127	(3,179)	—	—	778	(197)	1	(2,470)	(2,348)
Equity contracts (11)	(417)	(149)	—	—	1,118	(584)	(1,090)	(1,122)	512
Other derivative contracts	5	94	13	(8)	100	—	(1)	203	179
Total derivative contracts	(285)	(3,234)	13	(8)	1,996	(781)	(1,090)	(3,389)	(1,657)	(9)
Equity securities	8,910	3	1	(3)	—	2	(8,895)	18	(2)	(6)
Other assets and liabilities (11)	(791)	302	—	—	—	—	—	(489)	302	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $(9) million and $(28) million for the third quarter and first nine months of 2023, respectively, and $(9) million and $(36) million for the third quarter and first nine months of 2022, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $(13) million and $(8) million for the third quarter and first nine months of 2023, respectively, and $1 million and $102 million for the third quarter and first nine months of 2022, respectively.
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
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $(8) million and $(25) million for the third quarter and first nine months of 2023, respectively, and $0 for both the third quarter and first nine months of 2022. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $(13) million and $(8) million for the third quarter and first nine months of 2023, respectively, and $1 million and $102 million for the third quarter and first nine months of 2022, respectively.
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
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2023
Trading and available-for-sale debt securities	$162		Discounted cash flow	Discount rate	0.0	-	14.5%		6.4
	136		Market comparable pricing	Comparability adjustment	(40.9)	-	39.0		(4.3)
	130		Market comparable pricing	Multiples	1.4x	-	13.4x		4.3x
Loans held for sale	481		Discounted cash flow	Default rate	0.0	-	24.2%		1.0
				Discount rate	2.9	-	15.3		10.2
				Loss severity	0.0	-	56.8		17.3
				Prepayment rate	3.3	-	12.4		10.6
Mortgage servicing rights (residential)	8,457		Discounted cash flow	Cost to service per loan (1)	$52	-	506		102
				Discount rate	9.2	-	13.8%		9.6
				Prepayment rate (2)	7.1	-	21.9		8.5
Net derivative assets and (liabilities):
Interest rate contracts	(6,703)		Discounted cash flow	Discount rate	4.0	-	5.5		5.0
	(57)		Discounted cash flow	Default rate	0.4	-	5.0		1.4
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	22.0	-	22.0		22.0
Interest rate contracts: derivative loan commitments	(113)		Discounted cash flow	Fall-out factor	1.0	-	99.0		25.0
				Initial-value servicing	(310.6)	-	141.0	bps	(191.1)
Equity contracts	(1,024)		Discounted cash flow	Conversion factor	(7.2)	-	0.0%		(6.7)
				Weighted average life	0.8	-	2.3	yrs	1.3
	(230)		Option model	Correlation factor	(70.0)	-	99.0%		29.9
				Volatility factor	6.5	-	98.0		35.4
Insignificant Level 3 assets, net of liabilities (3)	80
Total Level 3 assets, net of liabilities	$1,319	(4)
December 31, 2022
Trading and available-for-sale debt securities	$157		Discounted cash flow	Discount rate	2.7	-	12.5%		6.4
	185		Market comparable pricing	Comparability adjustment	(33.6)	-	14.1		(4.8)
	119		Market comparable pricing	Multiples	1.1x	-	7.4x		4.0x
Loans held for sale	793		Discounted cash flow	Default rate	0.0	-	25.0%		0.7
				Discount rate	2.9	-	13.4		9.5
				Loss severity	0.0	-	53.6		15.7
				Prepayment rate	3.5	-	14.2		10.7
Mortgage servicing rights (residential)	9,310		Discounted cash flow	Cost to service per loan (1)	$52	-	550		102
				Discount rate	8.7	-	14.1%		9.1
				Prepayment rate (2)	8.1	-	21.9		9.4
Net derivative assets and (liabilities):
Interest rate contracts	(2,411)		Discounted cash flow	Discount rate	3.2	-	4.9		4.2
	(63)		Discounted cash flow	Default rate	0.4	-	5.0		2.3
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	2.8	-	22.0		18.7
Interest rate contracts: derivative loan commitments	(108)		Discounted cash flow	Fall-out factor	1.0	-	99.0		41.0
				Initial-value servicing	(9.3)	-	141.0	bps	11.5
Equity contracts (3)	(1,000)		Discounted cash flow	Conversion factor	(12.2)	-	0.0%		(9.9)
				Weighted average life	0.5	-	1.5	yrs	0.8
	(224)		Option model	Correlation factor	(77.0)	-	99.0%		49.5
				Volatility factor	6.5	-	96.5		37.3
Insignificant Level 3 liabilities, net of assets (3)	(138)
Total Level 3 assets, net of liabilities	$6,620	(4)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $52 - $170 at September 30, 2023, and $52 - $178 at December 31, 2022.
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
(4)Consists of total Level 3 assets of $10.3 billion and $11.5 billion and total Level 3 liabilities of $9.0 billion and $4.9 billion, before netting of derivative balances, at September 30, 2023, and December 31, 2022, respectively.
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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2023, and December 31, 2022, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2023, and the year ended December 31, 2022.

Table 12.4: Fair Value on a Nonrecurring Basis

	September 30, 2023			December 31, 2022
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$383	346	729	838	554	1,392
Loans:
Commercial	590	—	590	285	—	285
Consumer	81	—	81	512	—	512
Total loans	671	—	671	797	—	797
Mortgage servicing rights (commercial)	—	—	—	—	75	75
Nonmarketable equity securities	1,102	1,341	2,443	1,926	2,818	4,744
Other assets	1,871	53	1,924	1,862	296	2,158
Total assets at fair value on a nonrecurring basis	$4,027	1,740	5,767	5,423	3,743	9,166
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2023	2022
Loans held for sale	$(33)	(87)
Loans:
Commercial	(329)	(72)
Consumer	(550)	(544)
Total loans	(879)	(616)
Mortgage servicing rights (commercial)	—	4
Nonmarketable equity securities (1)	(681)	(357)
Other assets (2)	(180)	(319)
Total	$(1,773)	(1,375)
(1)Includes impairment of nonmarketable equity securities and observable price changes related to nonmarketable equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation of physical commodities, valuation losses on foreclosed real estate and other collateral owned, and impairment of venture capital and private equity investments in consolidated portfolio companies.

110	Wells Fargo & Company

Table 12.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis and determined using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for nonmarketable equity securities and venture capital and private equity investments in consolidated portfolio companies.
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
September 30, 2023
Loans held for sale	$346	Discounted cash flow	Default rate	0.1	-	97.1%	16.3
			Discount rate	4.8	-	14.0	6.4
			Loss severity	7.1	-	53.5	16.4
			Prepayment rate	2.9	-	24.7	12.3
Nonmarketable equity securities	429	Market comparable pricing	Comparability adjustment	(100.0)	-	(5.0)	(34.0)
	911	Market comparable pricing	Multiples	0.7x	-	27.1x	8.4x
Insignificant Level 3 assets	54
Total	$1,740
December 31, 2022
Loans held for sale	$143	Discounted cash flow	Default rate	0.1	-	86.1%	13.8
			Discount rate	3.8	-	13.8	9.0
			Loss severity	8.1	-	43.8	18.6
			Prepayment rate	2.3	-	23.4	18.6
	411	Market comparable pricing	Comparability adjustment	(8.2)	-	(0.9)	(4.3)
Mortgage servicing rights (commercial)	75	Discounted cash flow	Cost to service per loan	$3,775	-	3,775	3,775
			Discount rate	5.2	-	5.2%	5.2
			Prepayment rate	0.0	-	20.6	6.7
Nonmarketable equity securities	1,461	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.0)	(30.1)
	1,352	Market comparable pricing	Multiples	0.8x	-	18.7x	9.9x
Other assets (2)	234	Market comparable pricing	Multiples	6.4	-	8.0	7.1
Insignificant Level 3 assets	67
Total	$3,743
(1)See Note 15 (Fair Values of Assets and Liabilities) in our 2022 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.
(2)Represents venture capital and private equity investments in consolidated portfolio companies.

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

Table 12.7: Fair Value Option

	September 30, 2023			December 31, 2022
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$2,879	3,166	(287)	4,220	4,614	(394)
Long-term debt (2)	(1,875)	(2,444)	569	(1,346)	(1,775)	429
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at September 30, 2023, and December 31, 2022.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2023			2022
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended September 30,
Loans held for sale	$30	8	(44)	(149)	3	—
Long-term debt	—	10	—	—	34	—
Nine months ended September 30,
Loans held for sale	$161	33	(48)	(752)	13	—
Long-term debt	—	(11)	—	—	57	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the third quarter and first nine months of both 2023 and 2022.
For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are derived using observable secondary bond market information. These impacts are recorded within the debit valuation adjustments (DVA) in OCI. See
Note 20 (Other Comprehensive Income) for additional information.

112	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $602 million and $737 million at September 30, 2023, and December 31, 2022, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets
Cash and due from banks (1)	$30,815	30,815	—	—	30,815
Interest-earning deposits with banks (1)	187,081	186,858	223	—	187,081
Federal funds sold and securities purchased under resale agreements (1)	70,431	—	70,431	—	70,431
Held-to-maturity debt securities	267,214	2,003	212,206	2,718	216,927
Loans held for sale	1,429	—	982	481	1,463
Loans, net (2)	911,923	—	53,251	808,555	861,806
Nonmarketable equity securities (cost method)	4,992	—	—	5,059	5,059
Total financial assets	$1,473,885	219,676	337,093	816,813	1,373,582
Financial liabilities
Deposits (3)	$176,712	—	122,361	52,764	175,125
Short-term borrowings	93,135	—	93,135	—	93,135
Long-term debt (4)	188,140	—	186,887	1,894	188,781
Total financial liabilities	$457,987	—	402,383	54,658	457,041
December 31, 2022
Financial assets
Cash and due from banks (1)	$34,596	34,596	—	—	34,596
Interest-earning deposits with banks (1)	124,561	124,338	223	—	124,561
Federal funds sold and securities purchased under resale agreements (1)	68,036	—	68,036	—	68,036
Held-to-maturity debt securities	297,059	14,285	238,552	2,684	255,521
Loans held for sale	2,884	—	2,208	719	2,927
Loans, net (2)	928,049	—	57,532	836,831	894,363
Nonmarketable equity securities (cost method)	4,900	—	—	4,961	4,961
Total financial assets	$1,460,085	173,219	366,551	845,195	1,384,965
Financial liabilities
Deposits (3)	$66,887	—	46,745	18,719	65,464
Short-term borrowings	50,964	—	50,970	—	50,970
Long-term debt (4)	173,502	—	172,783	999	173,782
Total financial liabilities	$291,353	—	270,498	19,718	290,216
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $15.8 billion and $14.7 billion at September 30, 2023, and December 31, 2022, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion and $1.3 trillion at September 30, 2023, and December 31, 2022, respectively.
(4)Excludes obligations under finance leases of $20 million and $22 million at September 30, 2023, and December 31, 2022, respectively.

Wells Fargo & Company	113

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

MORTGAGE LOANS SOLD TO U.S. GOVERNMENT SPONSORED ENTITIES AND TRANSACTIONS WITH GINNIE MAE In the normal course of business we sell residential and commercial mortgage loans to government-sponsored entities (GSEs). These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also transfer mortgage loans into securitization pools pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At September 30, 2023, and December 31, 2022, we recorded assets and related liabilities of $1.1 billion and $743 million, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $49 million and $240 million, during the third quarter and first nine months of 2023, respectively, and $574 million and $2.1 billion during the third quarter and first nine months of 2022, respectively.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At September 30, 2023, and December 31, 2022, our liability for these repurchase and recourse arrangements was $185 million and $167 million, respectively, and the maximum exposure to loss was $13.5 billion and $13.8 billion at September 30, 2023 and December 31, 2022, respectively.
Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations. See Note 6 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS In the normal course of business, we sell nonconforming mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans and account for the transfers as sales. We also typically retain the right to service the loans and may hold other beneficial interests issued by the VIE, such as debt securities held for investment purposes. Our servicing role related to nonconforming commercial mortgage loan securitizations is limited to primary or master servicer. We do not consolidate the VIE because the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

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

114	Wells Fargo & Company

generally result in no gain or loss because the loans are measured at fair value on a recurring basis. Additionally, we may transfer certain government insured loans that we previously repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2023		2022
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended September 30,
Assets sold	$2,810	3,189	14,447	3,061
Proceeds from transfer (1)	2,810	3,243	14,447	3,121
Net gains (losses) on sale	—	54	—	60

Continuing involvement (2):
Servicing rights recognized	$36	27	193	32
Securities recognized (3)	—	39	—	39
Nine months ended September 30,
Assets sold	$11,188	6,488	64,438	11,439
Proceeds from transfer (1)	11,188	6,606	64,490	11,629
Net gains (losses) on sale	—	118	52	190

Continuing involvement (2):
Servicing rights recognized	$129	61	833	102
Securities recognized (3)	—	87	2,062	176
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. In 2022, these predominantly related to agency securities. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.3 billion and $5.0 billion during the third quarter and first nine months of 2023, respectively, and $3.0 billion and $13.3 billion during the third quarter and first nine months of 2022, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $58 million and $199 million during the third quarter and first nine months of 2023, respectively, and $95 million and $399 million, during the third quarter and first nine months of 2022, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2023	2022
Quarter ended September 30,
Prepayment rate (1)	16.0%	15.0
Discount rate	9.9	8.5
Cost to service ($ per loan)	$131	101
Nine months ended September 30,
Prepayment rate (1)	17.2%	11.9
Discount rate	9.7	7.7
Cost to service ($ per loan)	$171	114
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the nine months ended September 30, 2023 and 2022, we transferred securities of $10.6 billion and $15.7 billion, respectively, to resecuritization VIEs, and retained securities of $284 million and $622 million, respectively. These amounts are not included in Table 13.1. Related total VIE assets were $111.9 billion and $112.0 billion at September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, we held $1.1 billion and $793 million of securities, respectively.

Wells Fargo & Company	115

Note 13: Securitizations and Variable Interest Entities (continued)
Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $621.1 billion and $704.5 billion at September 30, 2023, and December 31, 2022, respectively. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs or GNMA were $3.4 billion and $4.6 billion at September 30, 2023, and December 31, 2022, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	2023	2022
Commercial	$66,232	67,029	899	912	89	24
Residential	8,591	9,201	415	501	12	13
Total off-balance sheet sold or securitized loans	$74,823	76,230	1,314	1,413	101	37
(1)Includes $184 million and $274 million of commercial foreclosed assets and $29 million and $25 million of residential foreclosed assets at September 30, 2023, and December 31, 2022, respectively.
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

116	Wells Fargo & Company

Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
September 30, 2023
Nonconforming mortgage loan securitizations	$152,670	—	2,410	—	569	(12)	2,967
Commercial real estate loans	5,597	5,580	—	—	17	—	5,597
Other	1,949	240	—	43	10	—	293
Total	$160,216	5,820	2,410	43	596	(12)	8,857
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,410	—	569	12	2,991
Commercial real estate loans		5,580	—	—	17	701	6,298
Other		240	—	43	10	158	451
Total		$5,820	2,410	43	596	871	9,740
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2022
Nonconforming mortgage loan securitizations	$154,464	—	2,420	—	617	(13)	3,024
Commercial real estate loans	5,627	5,611	—	—	16	—	5,627
Other	2,174	292	1	43	21	—	357
Total	$162,265	5,903	2,421	43	654	(13)	9,008
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,420	—	617	13	3,050
Commercial real estate loans		5,611	—	—	16	705	6,332
Other		292	1	43	21	228	585
Total		$5,903	2,421	43	654	946	9,967
(1)Includes $234 million and $172 million of securities classified as trading at September 30, 2023, and December 31, 2022, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal tax credits and other tax benefits. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets, therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $18.7 billion at both September 30, 2023, and December 31, 2022. We also had loans to tax credit VIEs with a carrying value of $2.2 billion and $2.0 billion at September 30, 2023, and December 31, 2022, respectively.
Our maximum exposure to loss for tax credit VIEs at September 30, 2023, and December 31, 2022, was $29.3 billion and $28.0 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $8.4 billion and $7.3 billion at September 30, 2023, and December 31, 2022, respectively. See Note 14 (Guarantees and Other Commitments) for additional information about commitments to purchase equity securities.
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

OTHER VIE STRUCTURES Other VIEs relate to total return swaps and municipal tender option bond (MTOB) transactions.

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
Table 13.5: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities	All other assets (1)	Liabilities (2)
September 30, 2023
Commercial and industrial loans and leases	$7,438	4,694	—	202	(129)
Other	86	—	—	86	—
Total consolidated VIEs	$7,524	4,694	—	288	(129)
December 31, 2022
Commercial and industrial loans and leases	$7,148	4,802	—	190	(129)
Other	72	—	71	1	(72)
Total consolidated VIEs	$7,220	4,802	71	191	(201)
(1)All other assets includes cash and due from banks, and other assets.
(2)Liabilities include short-term borrowings, and accrued expenses and other liabilities.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $411 million and $401 million at September 30, 2023, and December 31, 2022, respectively.

118	Wells Fargo & Company

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

Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2023
Standby letters of credit (1)	$90	15,105	4,237	3,129	13	22,484	7,441
Direct pay letters of credit (1)	10	1,242	2,480	371	5	4,098	922
Loans and LHFS sold with recourse (2)	24	192	2,176	3,400	7,980	13,748	10,870
Exchange and clearing house guarantees	—	8,548	—	—	—	8,548	—
Other guarantees and indemnifications (3)	—	684	8	1	95	788	637
Total guarantees	$124	25,771	8,901	6,901	8,093	49,666	19,870
December 31, 2022
Standby letters of credit (1)	$112	14,014	4,694	3,058	53	21,819	7,071
Direct pay letters of credit (1)	13	1,593	2,734	465	5	4,797	1,283
Loans and LHFS sold with recourse (2)	16	322	1,078	3,408	8,906	13,714	11,399
Exchange and clearing house guarantees	—	4,623	—	—	—	4,623	—
Other guarantees and indemnifications (3)	—	548	1	10	201	760	515
Total guarantees	$141	21,100	8,507	6,941	9,165	45,713	20,268
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Represents recourse provided, predominantly to the GSEs, on loans sold under various programs and arrangements.
(3)Includes indemnifications provided to certain third-party clearing agents. Estimated maximum exposure to loss was $52 million and $157 million with related collateral of $558 million and $1.3 billion as of September 30, 2023, and December 31, 2022, respectively.
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

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $127 million and a liability of $15 million at September 30, 2023, and December 31, 2022, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At September 30, 2023, the maximum exposure to loss was $38.3 billion, with $35.4 billion expiring in three years or less compared with $23.4 billion and
$21.3 billion, respectively, at December 31, 2022. See Note 11 (Derivatives) for additional information regarding written derivative contracts.

REPRESENTATIONS OR WARRANTIES We record a liability for mortgage loans that we expect to repurchase pursuant to various representations or warranties. See Note 13 (Securitizations and Variable Interest Entities) for further discussion and related amounts. Additionally, when we sell MSRs, we may provide indemnifications for losses incurred due to material breaches of contractual representations or warranties as well as other recourse arrangements. At September 30, 2023, our liability for these indemnification arrangements was $10 million and the maximum exposure to loss was $844 million, with $609 million expiring in three years or less.

MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of September 30, 2023, our potential maximum exposure was approximately $780.0 billion, and related losses, including those from our joint venture entity, were insignificant.

Wells Fargo & Company	119

Note 14:  Guarantees and Other Commitments (continued)
GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $826 million and $948 million at September 30, 2023, and December 31, 2022, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS We may enter into commitments to purchase debt and equity securities for various business or investment purposes. As of both September 30, 2023, and December 31, 2022, we had commitments to purchase debt securities of $100 million and commitments to purchase equity securities of $8.9 billion and $3.8 billion, respectively. As of September 30, 2023, our commitments to purchase equity securities predominantly included Federal Reserve Bank stock and renewable energy investments.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.
We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $14.5 billion and $19.9 billion as of September 30, 2023, and December 31, 2022, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $3.8 billion and $1.6 billion as of September 30, 2023, and December 31, 2022, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

120	Wells Fargo & Company

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

TRADING RELATED ACTIVITY Our trading businesses may pledge debt and equity securities in connection with securities sold under agreements to repurchase (repurchase agreements) and securities lending arrangements. The collateral that we pledge related to our trading activities may include our own collateral as well as collateral that we have received from third parties and have the right to repledge. Substantially all of the collateral we pledge related to trading activity is eligible to be repledged or sold by the secured party.
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
Table 15.1: Pledged Assets

(in millions)	Sep 30, 2023	Dec 31, 2022
Related to trading activities:
Off-balance sheet repledged third-party owned debt and equity securities	$61,231	38,191
Trading debt securities and other	59,183	28,284
Equity securities	2,428	1,477
Total pledged assets related to trading activities	122,842	67,952
Related to non-trading activities:
Loans	410,663	344,000
Debt securities:
Available-for-sale	64,014	50,538
Held-to-maturity	242,792	17,477
Equity securities	276	141
Total pledged assets related to non-trading activities	717,745	412,156
Related to VIEs:
Consolidated VIE assets	4,982	5,064
Loans eligible for repurchase from GNMA securitizations	1,126	749
Total pledged assets related to VIEs	6,108	5,813
Total pledged assets	$846,695	485,921
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

Wells Fargo & Company	121

Note 15:  Pledged Assets and Collateral (continued)
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on our consolidated balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our consolidated balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, U.S. GAAP requires disclosure in this table to limit the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 15.2, we also have balance sheet netting related to derivatives that is disclosed in Note 11 (Derivatives).
Table 15.2: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Sep 30, 2023	Dec 31, 2022
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$114,518	114,729
Gross amounts offset in consolidated balance sheet (1)	(23,231)	(24,464)
Net amounts in consolidated balance sheet (2)	91,287	90,265
Collateral not recognized in consolidated balance sheet (3)	(90,555)	(89,592)
Net amount (4)	$732	673
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$104,106	55,054
Gross amounts offset in consolidated balance sheet (1)	(23,231)	(24,464)
Net amounts in consolidated balance sheet (5)	80,875	30,590
Collateral pledged but not netted in consolidated balance sheet (6)	(80,677)	(30,383)
Net amount (4)	$198	207
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset in our consolidated balance sheet.
(2)Includes $70.3 billion and $68.0 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2023, and December 31, 2022, respectively. Also includes $20.9 billion and $22.3 billion classified on our consolidated balance sheet in loans at September 30, 2023, and December 31, 2022, respectively.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty. At September 30, 2023, and December 31, 2022, we have received total collateral with a fair value of $140.7 billion and $136.6 billion, respectively, all of which we have the right to sell or repledge. These amounts include securities we have sold or repledged to others with a fair value of $71.8 billion and $59.1 billion at September 30, 2023, and December 31, 2022, respectively.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Amount is classified in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty. At September 30, 2023, and December 31, 2022, we have pledged total collateral with a fair value of $106.5 billion and $56.3 billion, respectively, substantially all of which may be sold or repledged by the counterparty.
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

122	Wells Fargo & Company

Table 15.3: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2023	Dec 31, 2022
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$35,407	27,857
Securities of U.S. States and political subdivisions	386	83
Federal agency mortgage-backed securities	47,212	8,386
Non-agency mortgage-backed securities	1,605	682
Corporate debt securities	6,886	6,541
Asset-backed securities	2,606	1,529
Equity securities	1,478	711
Other	64	300
Total repurchases	95,644	46,089
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	225	278
Federal agency mortgage-backed securities	5	58
Corporate debt securities	155	206
Equity securities (1)	8,055	8,356
Other	22	67
Total securities lending	8,462	8,965
Total repurchases and securities lending	$104,106	55,054
(1)Equity securities are generally exchange traded and represent collateral received from third parties that has been repledged. We received the collateral through either margin lending agreements or contemporaneous securities borrowing transactions with other counterparties.
Table 15.4 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements.
Table 15.4: Contractual Maturities of Gross Obligations

(in millions)	Overnight/continuous	Up to 30 days	30-90 days	>90 days	Total gross obligation
September 30, 2023
Repurchase agreements	$51,009	21,029	15,264	8,342	95,644
Securities lending arrangements	8,362	—	—	100	8,462
Total repurchases and securities lending (1)	$59,371	21,029	15,264	8,442	104,106
December 31, 2022
Repurchase agreements	$36,251	734	2,884	6,220	46,089
Securities lending arrangements	8,965	—	—	—	8,965
Total repurchases and securities lending (1)	$45,216	734	2,884	6,220	55,054
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

Wells Fargo & Company	123

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
Corporate includes corporate treasury and enterprise functions, net of allocations (including funds transfer pricing, capital, liquidity and certain expenses), in support of the reportable operating segments, as well as our investment portfolio and venture capital and private equity investments. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses. In third quarter 2023, we sold investments in certain private equity funds, which had a minimal impact to net income.

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

124	Wells Fargo & Company

Table 16.1 presents our results by operating segment.
Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2023
Net interest income (3)	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	9,581	3,405	4,923	3,702	(248)	(506)	20,857
Provision for credit losses	768	52	324	(10)	63	—	1,197
Noninterest expense	5,913	1,543	2,182	3,006	469	—	13,113
Income (loss) before income tax expense (benefit)	2,900	1,810	2,417	706	(780)	(506)	6,547
Income tax expense (benefit)	727	453	601	177	(641)	(506)	811
Net income (loss) before noncontrolling interests	2,173	1,357	1,816	529	(139)	—	5,736
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(34)	—	(31)
Net income (loss)	$2,173	1,354	1,816	529	(105)	—	5,767
Quarter ended September 30, 2022
Net interest income (3)	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income	2,175	961	1,790	2,577	345	(380)	7,468
Total revenue	9,277	2,952	4,060	3,665	97	(485)	19,566
Provision for credit losses	917	(168)	32	8	(5)	—	784
Noninterest expense	6,758	1,526	1,900	2,796	1,326	—	14,306
Income (loss) before income tax expense (benefit)	1,602	1,594	2,128	861	(1,224)	(485)	4,476
Income tax expense (benefit)	401	409	536	222	(171)	(485)	912
Net income (loss) before noncontrolling interests	1,201	1,185	1,592	639	(1,053)	—	3,564
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(31)	—	(28)
Net income (loss)	$1,201	1,182	1,592	639	(1,022)	—	3,592
Nine months ended September 30, 2023
Net interest income (3)	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	28,400	10,081	14,456	11,031	(197)	(1,652)	62,119
Provision for credit losses	2,509	35	1,509	25	39	—	4,117
Noninterest expense	17,978	4,925	6,486	9,041	1,346	—	39,776
Income (loss) before income tax expense (benefit)	7,913	5,121	6,461	1,965	(1,582)	(1,652)	18,226
Income tax expense (benefit)	1,985	1,281	1,617	492	(1,016)	(1,652)	2,707
Net income (loss) before noncontrolling interests	5,928	3,840	4,844	1,473	(566)	—	15,519
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(186)	—	(177)
Net income (loss)	$5,928	3,831	4,844	1,473	(380)	—	15,696
Nine months ended September 30, 2022
Net interest income (3)	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income	6,877	2,839	4,786	8,324	1,185	(1,194)	22,817
Total revenue	26,347	7,771	11,103	11,127	(500)	(1,514)	54,334
Provision for credit losses	1,340	(491)	(226)	(36)	(10)	—	577
Noninterest expense	19,189	4,535	5,723	8,882	2,690	—	41,019
Income (loss) before income tax expense (benefit)	5,818	3,727	5,606	2,281	(3,180)	(1,514)	12,738
Income tax expense (benefit)	1,454	938	1,420	574	(592)	(1,514)	2,280
Net income (loss) before noncontrolling interests	4,364	2,789	4,186	1,707	(2,588)	—	10,458
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(73)	—	(64)
Net income (loss)	$4,364	2,780	4,186	1,707	(2,515)	—	10,522

(continued on following page)

Wells Fargo & Company	125

Note 16: Operating Segments (continued)

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2023
Loans (average)	$335,545	224,416	291,651	82,195	9,386	—	943,193
Assets (average)	376,249	243,661	559,647	88,987	623,339	—	1,891,883
Deposits (average)	801,061	160,556	157,212	107,500	113,978	—	1,340,307

Nine months ended September 30, 2023
Loans (average)	$336,725	224,361	292,610	82,948	9,252	—	945,896
Assets (average)	378,826	246,322	552,888	89,957	610,047	—	1,878,040
Deposits (average)	821,741	165,887	158,337	115,418	86,707	—	1,348,090

Loans (period-end)	334,956	225,771	290,330	82,331	9,036	—	942,424
Assets (period-end)	376,151	245,159	557,642	88,854	641,455	—	1,909,261
Deposits (period-end)	798,897	160,368	162,776	103,255	128,714	—	1,354,010
Quarter ended September 30, 2022
Loans (average)	$335,644	208,997	306,240	85,472	9,112	—	945,465
Assets (average)	379,672	230,934	560,509	91,862	617,712	—	1,880,689
Deposits (average)	888,037	180,231	156,830	158,367	24,386	—	1,407,851

Nine months ended September 30, 2022
Loans (average)	$330,557	201,857	296,557	85,386	9,163	—	923,520
Assets (average)	377,929	223,312	558,773	91,763	648,967	—	1,900,744
Deposits (average)	889,366	189,664	163,578	172,516	23,909	—	1,439,033

Loans (period-end)	337,352	214,585	299,693	85,180	9,096	—	945,906
Assets (period-end)	380,755	239,588	550,695	91,299	615,382	—	1,877,719
Deposits (period-end)	886,991	172,727	154,550	148,890	34,993	—	1,398,151
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

126	Wells Fargo & Company

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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2023
Net interest income (2)	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income:
Deposit-related fees	670	257	247	5	—	—	1,179
Lending-related fees (2)	31	133	206	2	—	—	372
Investment advisory and other asset-based fees (3)	—	19	41	2,164	—	—	2,224
Commissions and brokerage services fees	—	—	75	492	—	—	567
Investment banking fees	—	13	545	—	(66)	—	492
Card fees:
Card interchange and network revenue (4)	909	56	14	1	—	—	980
Other card fees (2)	118	—	—	—	—	—	118
Total card fees	1,027	56	14	1	—	—	1,098
Mortgage banking (2)	105	—	91	(3)	—	—	193
Net gains (losses) from trading activities (2)	—	(2)	1,193	25	49	—	1,265
Net gains (losses) from debt securities (2)	—	25	—	—	(19)	—	6
Net gains (losses) from equity securities (2)	—	(6)	18	—	(37)	—	(25)
Lease income (2)	—	153	4	—	134	—	291
Other (2)	115	238	170	9	(40)	(402)	90
Total noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	$9,581	3,405	4,923	3,702	(248)	(506)	20,857
Quarter ended September 30, 2022
Net interest income (2)	$7,102	1,991	2,270	1,088	(248)	(105)	12,098
Noninterest income:
Deposit-related fees	773	256	255	5	—	—	1,289
Lending-related fees (2)	32	126	198	2	—	—	358
Investment advisory and other asset-based fees (3)	—	13	32	2,066	—	—	2,111
Commissions and brokerage services fees	—	—	76	486	—	—	562
Investment banking fees	—	14	392	—	(31)	—	375
Card fees:
Card interchange and network revenue (4)	915	60	15	1	—	—	991
Other card fees (2)	128	—	—	—	—	—	128
Total card fees	1,043	60	15	1	—	—	1,119
Mortgage banking (2)	212	—	115	(3)	—	—	324
Net gains (losses) from trading activities (2)	—	(4)	674	16	214	—	900
Net gains from debt securities (2)	—	—	—	—	6	—	6
Net gains (losses) from equity securities (2)	12	85	(2)	(1)	(128)	—	(34)
Lease income (2)	—	176	1	—	145	—	322
Other (2)(5)	103	235	34	5	139	(380)	136
Total noninterest income	2,175	961	1,790	2,577	345	(380)	7,468
Total revenue	$9,277	2,952	4,060	3,665	97	(485)	19,566
Nine months ended September 30, 2023
Net interest income (2)	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income:
Deposit-related fees	2,008	741	730	16	(3)	—	3,492
Lending-related fees (2)	90	393	591	6	—	—	1,080
Investment advisory and other asset-based fees (3)	—	54	112	6,335	—	—	6,501
Commissions and brokerage services fees	—	—	229	1,527	—	—	1,756
Investment banking fees	(4)	48	1,249	—	(99)	—	1,194
Card fees:
Card interchange and network revenue (4)	2,701	171	46	3	2	—	2,923
Other card fees (2)	306	—	—	—	—	—	306
Total card fees	3,007	171	46	3	2	—	3,229
Mortgage banking (2)	397	—	239	(9)	—	—	627
Net gains (losses) from trading activities (2)	—	(9)	3,531	69	138	—	3,729
Net gains (losses) from debt securities (2)	—	25	—	—	(15)	—	10
Net gains (losses) from equity securities (2)	—	(16)	1	(2)	(459)	—	(476)
Lease income (2)	—	489	50	—	406	—	945
Other (2)	346	676	539	26	177	(1,336)	428
Total noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	$28,400	10,081	14,456	11,031	(197)	(1,652)	62,119

(continued on following page)

Wells Fargo & Company	127

Note 17: Revenue and Expenses (continued)

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2022
Net interest income (2)	$19,470	4,932	6,317	2,803	(1,685)	(320)	31,517
Noninterest income:
Deposit-related fees	2,397	894	828	19	—	—	4,138
Lending-related fees (2)	100	369	578	6	—	—	1,053
Investment advisory and other asset-based fees (3)	—	25	74	6,848	8	—	6,955
Commissions and brokerage services fees	—	—	242	1,399	—	—	1,641
Investment banking fees	(3)	44	1,161	—	(94)	—	1,108
Card fees:
Card interchange and network revenue (4)	2,669	171	44	3	—	—	2,887
Other card fees (2)	373	—	—	—	—	—	373
Total card fees	3,042	171	44	3	—	—	3,260
Mortgage banking (2)	1,077	—	236	(9)	—	—	1,304
Net gains (losses) from trading activities (2)	—	(4)	1,280	28	260	—	1,564
Net gains from debt securities (2)	—	5	—	—	146	—	151
Net gains (losses) from equity securities (2)	(5)	104	(9)	(2)	(161)	—	(73)
Lease income (2)	—	534	14	—	434	—	982
Other (2)(5)	269	697	338	32	592	(1,194)	734
Total noninterest income	6,877	2,839	4,786	8,324	1,185	(1,194)	22,817
Total revenue	$26,347	7,771	11,103	11,127	(500)	(1,514)	54,334
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
(3)We earned trailing commissions of $230 million and $684 million for the third quarter and first nine months of 2023, respectively, and $231 million and $747 million for the third quarter and first nine months of 2022, respectively.
(4)The cost of credit card rewards and rebates of $652 million and $1.9 billion for the third quarter and first nine months of 2023, respectively, and $577 million and $1.6 billion for the third quarter and first nine months of 2022, respectively, are presented net against the related revenue.
(5)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Expenses
OPERATING LOSSES Operating losses consist of expenses related to:
•Legal actions such as litigation and regulatory matters. For additional information on legal actions, see Note 10 (Legal Actions);
•Customer remediation activities, which are associated with our efforts to identify areas or instances where customers may have experienced financial harm and provide remediation as appropriate. We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators; and
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 17.2 provides the components of our operating losses included in our consolidated statement of income.
Table 17.2: Operating Losses

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Legal actions	$175	984	$115	1,097
Customer remediation	(30)	978	133	1,615
Other	184	256	580	755
Total operating losses	$329	2,218	$828	3,467
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $277 million and $849 million in the third quarter and first nine months of 2023, respectively, compared with $207 million and $640 million in the same periods a year ago, and primarily consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
In May 2023, the FDIC proposed a rule to recover by special assessment losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the proposed rule, the FDIC would collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. As currently proposed, the amount of our special assessment may be up to $1.8 billion (pre-tax). We expect to expense the entire amount upon the FDIC’s finalization of the rule, which we expect to occur in fourth quarter 2023. The proposed rule may be changed prior to finalization and any changes may affect the timing or amount of the special assessment.

128	Wells Fargo & Company

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

Table 18.1: Net Periodic Benefit Cost

	2023			2022
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$6	—	—	5	—	—
Interest cost	101	5	3	95	3	1
Expected return on plan assets	(126)	—	(5)	(119)	—	(5)
Amortization of net actuarial loss (gain)	35	1	(7)	34	3	(6)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	—	—	—	48	—	—
Net periodic benefit cost	$16	6	(11)	63	6	(12)
Nine months ended September 30,
Service cost	$19	—	—	15	—	—
Interest cost	302	14	11	244	8	6
Expected return on plan assets	(378)	—	(18)	(384)	—	(16)
Amortization of net actuarial loss (gain)	105	3	(19)	100	9	(17)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Settlement loss	—	—	—	157	1	—
Net periodic benefit cost	$48	17	(33)	132	18	(34)

Wells Fargo & Company	129

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 19.1: Earnings Per Common Share Calculations

		Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)		2023	2022	2023	2022
Wells Fargo net income (1)		$5,767	3,592	$15,696	10,522
Less: Preferred stock dividends and other (2)		317	279	874	837
Wells Fargo net income applicable to common stock (numerator)		$5,450	3,313	$14,822	9,685
Earnings per common share
Average common shares outstanding (denominator)		3,648.8	3,796.5	3,710.9	3,807.0
Per share		$1.49	0.87	$3.99	2.54
Diluted earnings per common share
Average common shares outstanding		3,648.8	3,796.5	3,710.9	3,807.0
Add:	Restricted share rights (3)	31.8	28.6	30.7	31.5
Diluted average common shares outstanding (denominator)		3,680.6	3,825.1	3,741.6	3,838.5
Per share		$1.48	0.86	$3.96	2.52
(1)In first quarter 2023, we adopted ASU 2018-12 – Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)The balance for the quarter and the nine months ended September 30, 2023, includes $19 million from the elimination of discounts or issuance costs associated with redemptions of preferred stock.
(3)Calculated using the treasury stock method.
Table 19.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 19.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	—	0.3	0.2	0.2
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Per common share	$0.35	0.30	$0.95	0.80

130	Wells Fargo & Company

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 20.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2023			2022			2023			2022
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(2,790)	686	(2,104)	(3,373)	829	(2,544)	(2,989)	737	(2,252)	(15,067)	3,709	(11,358)
Reclassification of net (gains) losses to net income	152	(37)	115	180	(44)	136	421	(104)	317	242	(60)	182
Net change	(2,638)	649	(1,989)	(3,193)	785	(2,408)	(2,568)	633	(1,935)	(14,825)	3,649	(11,176)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	9	(2)	7	30	(7)	23	20	(5)	15	140	(34)	106
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(757)	187	(570)	(1,482)	366	(1,116)	(1,374)	340	(1,034)	(1,647)	407	(1,240)
Reclassification of net (gains) losses to net income	206	(50)	156	(24)	6	(18)	504	(124)	380	(53)	13	(40)
Net change	(542)	135	(407)	(1,476)	365	(1,111)	(850)	211	(639)	(1,560)	386	(1,174)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	(143)	36	(107)	—	—	—	(244)	61	(183)
Reclassification of amounts to noninterest expense (2)	27	(6)	21	77	(19)	58	82	(19)	63	243	(59)	184
Net change	27	(6)	21	(66)	17	(49)	82	(19)	63	(1)	2	1
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period (3)	(13)	3	(10)	12	(3)	9	(22)	5	(17)	125	(27)	98
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(13)	3	(10)	12	(3)	9	(22)	5	(17)	125	(27)	98
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(48)	(1)	(49)	(174)	—	(174)	17	(2)	15	(301)	(2)	(303)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(48)	(1)	(49)	(174)	—	(174)	17	(2)	15	(301)	(2)	(303)
Other comprehensive income (loss)	$(3,214)	780	(2,434)	(4,897)	1,164	(3,733)	(3,341)	828	(2,513)	(16,562)	4,008	(12,554)
Less: Other comprehensive income from noncontrolling interests, net of tax			2			2			2			3
Wells Fargo other comprehensive loss, net of tax			$(2,436)			(3,735)			(2,515)			(12,557)
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

Wells Fargo & Company	131

Note 20: Other Comprehensive Income (continued)
Table 20.2 provides the accumulated OCI (AOCI) balance activity on an after-tax basis.

Table 20.2: Accumulated OCI Balances

(in millions)	Debt securities	Fair value hedges (1)	Cash flow hedges (2)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended September 30, 2023
Balance, beginning of period	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
Net unrealized gains (losses) arising during the period	(2,104)	7	(570)	—	(10)	(49)	(2,726)
Amounts reclassified from accumulated other comprehensive income	115	—	156	21	—	—	292
Net change	(1,989)	7	(414)	21	(10)	(49)	(2,434)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period (3)(4)	$(11,770)	(62)	(1,837)	(1,838)	(3)	(367)	(15,877)
Quarter ended September 30, 2022
Balance, beginning of period	$(8,103)	(60)	(173)	(2,005)	4	(272)	(10,609)
Transition adjustment (3)	—	—	—	—	41	—	41
Balance, beginning of period (3)	(8,103)	(60)	(173)	(2,005)	45	(272)	(10,568)
Net unrealized gains (losses) arising during the period	(2,544)	23	(1,116)	(107)	9	(174)	(3,909)
Amounts reclassified from accumulated other comprehensive income	136	—	(18)	58	—	—	176
Net change	(2,408)	23	(1,134)	(49)	9	(174)	(3,733)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period (3)(4)	$(10,511)	(37)	(1,307)	(2,054)	54	(448)	(14,303)
Nine months ended September 30, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment (3)					20		20
Balance, beginning of period (3)	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains (losses) arising during the period	(2,252)	15	(1,034)	—	(17)	15	(3,273)
Amounts reclassified from accumulated other comprehensive income	317	—	380	63	—	—	760
Net change	(1,935)	15	(654)	63	(17)	15	(2,513)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period (3)(4)	$(11,770)	(62)	(1,837)	(1,838)	(3)	(367)	(15,877)
Nine months ended September 30, 2022
Balance, beginning of period	$665	(143)	(27)	(2,055)	—	(142)	(1,702)
Transition adjustment (3)	—	—	—	—	(44)	—	(44)
Balance, beginning of period (3)	665	(143)	(27)	(2,055)	(44)	(142)	(1,746)
Net unrealized gains (losses) arising during the period	(11,358)	106	(1,240)	(183)	98	(303)	(12,880)
Amounts reclassified from accumulated other comprehensive income	182	—	(40)	184	—	—	326
Net change	(11,176)	106	(1,280)	1	98	(303)	(12,554)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	3	3
Balance, end of period (3)(4)	$(10,511)	(37)	(1,307)	(2,054)	54	(448)	(14,303)
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
(4)AOCI related to debt securities includes after-tax unrealized gains or losses associated with the transfer of securities from AFS to HTM of $3.6 billion at both September 30, 2023 and 2022, respectively. These amounts are subsequently amortized from AOCI into earnings over the same period as the related unamortized premiums and discounts.

132	Wells Fargo & Company

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
At September 30, 2023, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	September 30, 2023		December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023		December 31, 2022	September 30, 2023	December 31, 2022
Regulatory capital:
Common Equity Tier 1	$136,164		133,527	136,164	133,527	141,532		140,644	141,532	140,644
Tier 1	155,219		152,567	155,219	152,567	141,532		140,644	141,532	140,644
Total	188,766		186,747	178,367	177,258	165,197		163,885	155,056	154,292
Assets:
Risk-weighted assets	1,237,122		1,259,889	1,130,775	1,112,307	1,146,182		1,177,300	969,932	977,713
Adjusted average assets	1,864,793		1,846,954	1,864,793	1,846,954	1,661,115		1,685,401	1,661,115	1,685,401
Regulatory capital ratios:
Common Equity Tier 1 capital	11.01%	*	10.60	12.04	12.00	12.35	*	11.95	14.59	14.39
Tier 1 capital	12.55	*	12.11	13.73	13.72	12.35	*	11.95	14.59	14.39
Total capital	15.26	*	14.82	15.77	15.94	14.41	*	13.92	15.99	15.78
Required minimum capital ratios:
Common Equity Tier 1 capital	9.20		9.20	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.70		10.70	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.70		12.70	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	September 30, 2023			December 31, 2022		September 30, 2023			December 31, 2022
Regulatory leverage:
Total leverage exposure (1)	$2,239,024			2,224,789		2,019,348			2,058,568
Supplementary leverage ratio (1)	6.93%			6.86		7.01			6.83
Tier 1 leverage ratio (2)	8.32			8.26		8.52			8.34
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2023.
(1)The supplementary leverage ratio consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total average assets, less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities), plus certain off-balance sheet exposures.
(2)The Tier 1 leverage ratio consists of Tier 1 capital divided by total average assets, excluding goodwill and certain other items as determined under the rule.
At September 30, 2023, the Common Equity Tier 1 (CET1), Tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, Tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 3.20% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.
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

Note 21: Regulatory Capital Requirements and Other Restrictions (continued)
regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2023	Dec 31, 2022
Reserve balance for non-U.S. central banks	$233	238
Segregated for benefit of brokerage customers under federal and other brokerage regulations	564	898

134	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	HTM	Held-to-maturity
AFS	Available-for-sale	LCR	Liquidity coverage ratio
AOCI	Accumulated other comprehensive income	LHFS	Loans held for sale
ARM	Adjustable-rate mortgage	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low-income housing tax credit
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
AVM	Automated valuation model	LTV	Loan-to-value
BCBS	Basel Committee on Banking Supervision	MBS	Mortgage-backed securities
BHC	Bank holding company	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CD	Certificate of deposit	NPA	Nonperforming asset
CECL	Current expected credit loss	NSFR	Net stable funding ratio
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CLO	Collateralized loan obligation	OTC	Over-the-counter
CLTV	Combined loan-to-value	PCD	Purchased credit-deteriorated
CPI	Collateral protection insurance	PTPP	Pre-tax pre-provision profit
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	TLAC	Total Loss Absorbing Capacity
GNMA	Government National Mortgage Association	VA	Department of Veterans Affairs
GSE	Government-sponsored entity	VaR	Value-at-Risk
G-SIB	Global systemically important bank	VIE	Variable interest entity
HQLA	High-quality liquid assets	WIM	Wealth and Investment Management

Wells Fargo & Company	135

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2023.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
July	12,064,081	$45.80	$29,999
August	45,817	43.41	29,997
September	21,695,693	42.66	29,072
Total	33,805,591
(1)All shares were repurchased under an authorization covering up to 500 million shares of common stock approved by the Board of Directors (Board) and publicly announced by the Company on January 15, 2021, or an authorization covering up to $30 billion of common stock approved by the Board and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board, the authorization announced on July 25, 2023, does not expire and supersedes the prior share repurchase authority approved by the Board.

Item 5.    Other Information

Trading Plans
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: October 31, 2023    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

138	Wells Fargo & Company