Form 10-K
period 2023-12-31
WELLS FARGO & COMPANY/MN
filed 2024-02-20
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023            Commission File Number 001-2979
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 30, 2023, the aggregate market value of common stock held by non-affiliates was approximately $156.3 billion, based on a closing price of $42.68. At February 9, 2024, 3,577,443,489 shares of common stock were outstanding.
Documents Incorporated by Reference

Incorporated Documents	Where incorporated in Form 10-K
1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2023 (“2023 Annual Report to Shareholders”)	Part I – Items 1, 1A, 1C and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 (“2024 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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
At December 31, 2023, we had assets of approximately $1.9 trillion, loans of $936.7 billion, deposits of $1.4 trillion and stockholders’ equity of $185.7 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2023, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 90% of the Company’s assets.
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

DESCRIPTION OF BUSINESS
General
We are a leading financial services company that provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices, the internet (www.wellsfargo.com) and other distribution channels to individuals, businesses and institutions in all 50 states, the District of Columbia and in countries outside the U.S. We provide consumer financial products and services including checking and savings accounts, credit and debit cards, and auto, mortgage and home equity, and small business lending. In addition, we offer financial planning, private banking, investment management, and fiduciary services. We also provide financial solutions to businesses through products and services including traditional commercial loans and lines of credit, letters of credit, asset-based lending and leasing, trade financing, treasury management, and investment banking services.
As of December 31, 2023, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2023 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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
•Be great at execution
•Learn and grow
•Champion diversity and inclusion
•Build high-performing teams (for managers)

At December 31, 2023, we had approximately 226,000 active employees, with approximately 79% of employees based in the United States.

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

In addition, we provide all eligible full- and part-time employees (and their eligible dependents, as applicable) with a comprehensive set of benefits designed to protect their physical, emotional, and financial health to help them make the most of their well-being.

Pay Equity Review. Wells Fargo is committed to fair and equitable compensation practices. We have conducted an annual pay equity review through engagement with a third-party consultant for a number of years. The pay equity review compares the compensation of women to men globally and U.S. minorities versus U.S. non-minorities taking into account factors such as role, level, tenure, and geography. We may make adjustments to compensation in the event the review identifies gaps. The year-end 2023 review showed that women at Wells Fargo continue to earn more than 99 cents for every $1 earned by their male peers, and U.S. employees that are racially/ethnically diverse earn more than 99 cents for every $1 earned by their Caucasian/white peers.

Promoting Diversity, Equity and Inclusion. Meeting the increasingly diverse needs of Wells Fargo’s global customer base is critical to our Company’s long-term growth and success. Wells Fargo values and promotes diversity, equity and inclusion (DE&I) in every aspect of our business. We are dedicated to recruitment and career development practices that support our employees and promote diversity throughout our workforce, including leadership positions. We developed DE&I principles, which are informed by affirmative action and equal employment opportunity policies, for our Operating Committee. Our Head of

Diverse Segments, Representation and Inclusion reports directly to our CEO and is responsible for advancing our DE&I efforts.

As of December 31, 2023, our global workforce was 51% female and 49% male, and our U.S. workforce was 55% female and 45% male. Our U.S. workforce was 53% Caucasian/white and 47% racially/ethnically diverse.

Employee learning and development. We invest in the development of our employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2023, we invested approximately $200 million in a variety of employee learning and development programs, including functional training, regulatory compliance, leadership and professional development, and early talent development programs. In addition, we provided tuition reimbursement for approximately 2,600 employees in 2023.

Work-life programs. Wells Fargo offers many benefits, programs, and work arrangements intended to provide employees with flexibility and work-life balance. For example, employees in certain non-customer-facing roles have flexibility to work up to two days a week remotely, and are expected to spend a minimum of three days a week in the office. Expectations for other roles, including customer-facing, operations, contact center, and non-U.S. based employees, vary by business need.

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
REGULATION AND SUPERVISION
We describe below, and in Note 26 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2023 Annual Report to Shareholders, the material elements of the regulatory framework applicable to us. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to depository institutions and bank holding companies (BHCs) is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.
Statutes, regulations, and policies could restrict our ability to diversify into other areas of financial services, make acquisitions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of assessments or a general deterioration in the financial condition of depository institutions. See the “Regulatory Matters” and “Risk Factors” sections in the 2023 Annual Report to Shareholders for additional information.

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
Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than BHCs, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. CRA performance is also considered by regulators in reviewing applications to establish bank branches. In addition, if the FRB finds that the Company or any one of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. Similarly, as part of their supervisory authority, regulators may limit or restrict subsidiary capital distributions. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see
Note 26 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2023 Annual Report to Shareholders.
Furthermore, under a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019 (the “Support Agreement”), among the Parent, WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Regulatory Matters” and “Risk Factors” sections of the 2023 Annual Report to Shareholders for additional information on the Support Agreement.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large BHCs, including Wells Fargo, to submit annual capital plans describing planned capital distributions, such as the payment of dividends. Large BHCs, like Wells Fargo, and their insured depository institutions also must comply with various capital requirements, including the reforms known as Basel III, as well as rules that establish leverage and supplementary leverage ratio requirements. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to meet any of these requirements could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For more information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management,” “Regulatory Matters” and “Risk Factors” sections of the 2023 Annual Report to Shareholders.

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
Dodd-Frank Act
The Dodd-Frank Act and the numerous rules to implement its provisions have resulted in enhanced regulation and supervision of large BHCs, such as Wells Fargo. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large BHC; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large BHCs regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, has affected, and we expect will continue to affect, most of our businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity. For more information about the Dodd-Frank Act and its effect on our business, see the “Regulatory Matters” and “Risk Factors” sections of the 2023 Annual Report to Shareholders.

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
For more information on our capital requirements and planning, see the “Capital Management” section of the 2023 Annual Report to Shareholders.

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
The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. For more information about our FDIC deposit assessment expense, see Note 21 (Revenue and Expenses) to Financial Statements in the 2023 Annual Report to Shareholders.
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution or its directors have engaged in unsafe or unsound practices or have violated any applicable law, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of our bank subsidiaries could result in a significant loss of deposits and have a material adverse effect on our liquidity and earnings, depending on the collective size of the particular banks involved.

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

Privacy Provisions of the Gramm-Leach-Bliley Act and Restrictions on Affiliate Marketing
Federal banking regulators, as required under the Gramm-Leach-Bliley Act (GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of marketing products and services by those affiliated companies.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures designed to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our independent registered public accounting firm to issue a report on our internal control over financial reporting.

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

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2023 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2023 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Information in response to this Item 1C can be found in the 2023 Annual Report to Shareholders under “Financial Review – Risk Management – Operational Risk Management.” That information is incorporated into this item by reference.

ITEM 2.	PROPERTIES

December 31, 2023	Approximate square footage (in millions)
We occupy properties in:

Top U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	6.6
Minneapolis-St. Paul-Bloomington, MN-WI	4.0
New York-Newark-Jersey City, NY-NJ-PA	2.9
Los Angeles-Long Beach-Anaheim, CA	2.8
Phoenix-Mesa-Chandler, AZ	2.8
San Francisco-Oakland-Berkeley, CA metro area (including corporate headquarters in San Francisco)	2.4
Des Moines-West Des Moines, IA	2.2
St. Louis, MO-IL	1.9
Dallas-Fort Worth-Arlington, TX	1.5
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1.3
Miami-Fort Lauderdale-Pompano Beach, FL	1.2
All other U.S. locations	30.0
Total United States	59.6

Top International locations:
India	3.6
Philippines	1.3
United Kingdom	0.2
All other international locations	0.4
Total International	5.5

Total square footage of property occupied for business operations (1)	65.1
(1)In addition to the total square footage of property occupied, Wells Fargo held 5.7 million square feet of real estate as of December 31, 2023, that was vacant pending disposition, leased to retail tenants or leased-to-term by third-party office tenants.
As of December 31, 2023, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices under ownership and lease agreements. The locations and offices occupied by the Company are used across all of our reportable operating segments and for corporate purposes. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2023 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 13 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2023 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 9, 2024, there were 218,547 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend Restrictions” section under Item 1 of this report and in the 2023 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 26 (Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.
REPURCHASES OF EQUITY SECURITIES
The information in the “Capital Management – Securities Repurchases” section in the 2023 Annual Report to Shareholders is incorporated into this item by reference.
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2023.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
October	12,114,730	$41.41	$28,570
November	6,004,463	42.88	28,313
December	33,566,310	47.40	26,722
Total	51,685,503
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2023 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2023 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2023 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the
2023 Annual Report to Shareholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
TRADING PLANS
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 55)
Executive Vice President, Chief Accounting Officer and Controller since March 2020;
    Executive Vice President and Controller from January 2020 to March 2020;
Executive Vice President from February 2013 to October 2019 and Chief Financial Officer from January 2018 to October 2019 at Comerica, Incorporated, a financial services company.
Ms. Carr has served with the Company for 4 years.

William M. Daley (age 75)
    Vice Chairman of Public Affairs from November 2019 to September 2023 and since October 2023;
Vice Chairman and a member of the Executive Committee at Bank of New York Mellon, a financial services company, from June 2019 to October 2019;
Managing Partner at Argentiere Capital, an investment management firm, from May 2014 to June 2019.
    Mr. Daley has served with the Company for 4 years.

Kristy Fercho (age 57)
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion since October 2022;
Executive Vice President and Head of Home Lending from July 2020 to April 2023;
President of the Mortgage Division at Flagstar Bancorp, Inc., a financial services company, from August 2017 to July 2020.
Ms. Fercho has served with the Company for 3 years.

Derek A. Flowers (age 52)
    Senior Executive Vice President and Chief Risk Officer since January 2022;
Senior Executive Vice President and Head of Strategic Execution and Operations from June 2019 to January 2022;
Executive Vice President and Chief Credit and Market Risk Officer from July 2016 to June 2019.
Mr. Flowers has served with the Company or its predecessors for 25 years.

Kyle G. Hranicky (age 54)
Senior Executive Vice President and CEO of Commercial Banking since September 2021;
Executive Vice President and Head of Wells Fargo Middle Market Banking from August 2018 to September 2021.
Mr. Hranicky has served with the Company or its predecessors for 29 years.

Tracy Kerrins (age 47)
Senior Executive Vice President and Head of Technology since May 2023;
Executive Vice President and Chief Information Officer for Consumer Technology and Enterprise Functions Technology from October 2019 to May 2023;
Chief Operations and Technology Officer at Antares Capital, a financial services company, from July 2018 to September 2019.
Ms. Kerrins has served with the Company for 4 years.

Bei Ling (age 53)
Senior Executive Vice President and Head of Human Resources since October 2021;
Managing Director, Human Resources at JPMorgan Chase & Co., a financial services company, from April 2013 to September 2021.
Ms. Ling has served with the Company for 2 years.

Ellen R. Patterson (age 50)
Senior Executive Vice President and General Counsel since March 2020;
Group Head, General Counsel at The Toronto-Dominion Bank, a financial services company, from November 2017 to March 2020.
Ms. Patterson has served with the Company for 3 years.

Scott E. Powell (age 61)
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
    Mr. Powell has served with the Company for 4 years.

Michael P. Santomassimo (age 48)
Senior Executive Vice President and Chief Financial Officer since October 2020;
Senior Executive Vice President and Chief Financial Officer at Bank of New York Mellon, a financial services company, from January 2018 to July 2020.
Mr. Santomassimo has served with the Company for 3 years.

Kleber R. Santos (age 50)
Senior Executive Vice President and CEO of Consumer Lending since July 2022;
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion from November 2020 to October 2022;
President, Retail and Direct Banking at Capital One Financial Corporation, a financial services company, from March 2017 to October 2020.
Mr. Santos has served with the Company for 3 years.

Charles W. Scharf (age 58)
    Chief Executive Officer and President since October 2019;
Chief Executive Officer of Bank of New York Mellon, a financial services company, from July 2017 to September 2019.
Mr. Scharf has served with the Company for 4 years.

Barry Sommers (age 54)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020;
Chief Executive Officer of Wealth Management at JPMorgan Chase & Co., a financial services company, from September 2016 to April 2019.
Mr. Sommers has served with the Company for 3 years.

Saul Van Beurden (age 54)
    Senior Executive Vice President and CEO of Consumer, Small and Business Banking since May 2023;
Senior Executive Vice President and Head of Technology from April 2019 to May 2023;
Chief Information Officer of Consumer and Community Banking at JPMorgan Chase & Co., a financial services company, from August 2016 to January 2019.
Mr. Van Beurden has served with the Company for 4 years.

Jonathan G. Weiss (age 66)
Senior Executive Vice President and CEO of Corporate and Investment Banking since February 2020;
Interim CEO of Wealth and Investment Management from February 2020 to June 2020;
Senior Executive Vice President (Wealth and Investment Management) from July 2017 to February 2020.
Mr. Weiss has served with the Company for 18 years.

Ather Williams III (age 53)
Senior Executive Vice President and Head of Strategy, Digital Platform, and Innovation since October 2020;
Managing Director, Head of Business Banking at Bank of America Corporation, a financial services company, from September 2017 to July 2020.
Mr. Williams has served with the Company for 3 years.

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

CODE OF CONDUCT
The Company’s Code of Conduct applicable to employees (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit, Governance and Nominating, Human Resources, Corporate Responsibility, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance. We intend to post on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our directors or executive officers.

ADDITIONAL INFORMATION
Additional information with respect to our directors, executive officers, and corporate governance in response to this Item 10 will be in the Company’s 2024 Proxy Statement and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to our executive officer and director compensation and with respect to the Human Resources Committee of the Board of Directors in response to this Item 11 will be in the Company’s 2024 Proxy Statement and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans in effect on December 31, 2023, separately aggregated for plans approved by shareholders and for plans not approved by shareholders. A description of the material features of each equity compensation plan not approved by shareholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2023, unless otherwise indicated.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan category	# of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	# of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	66,834,666	(2)	$0.00	103,265,133	(3)
Equity compensation plans not approved by security holders	4,264,741	(4)	NA	1,993,916	(5)
Total	71,099,407		0.00	105,259,049
(1)Does not reflect restricted share rights (RSRs), restricted share units (RSUs), performance share awards or deferred compensation benefits because they have no exercise price.
(2)For the Wells Fargo & Company 2022 Long-Term Incentive Plan (2022 LTIP) and its predecessor the Long-Term Incentive Compensation Plan (LTICP), consists of 59,547,247 shares subject to RSRs, and a maximum of 5,960,268 performance shares. For the Supplemental 401(k) Plan, consists of 971,428 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 217,179 shares issuable upon distribution of deferred stock awards, and 138,544 shares issuable upon distribution of deferred compensation benefits.
(3)We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the LTICP because no future awards will be made under this plan.
(4)This consists of shares of common stock issuable upon distribution of deferred compensation benefits and 509 shares issuable upon distribution related to the Norwest Corporation Directors’ Formula Stock Award Plan.
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

Plans approved by security holders	# of shares remaining available for future issuance under equity compensation plans (excluding # of shares to be issued upon exercise of outstanding options, warrants and rights)	Award types
2022 LTIP	101,470,398	Stock, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,693,770	Deferral distribution
Directors Plan	100,965	Stock options, deferral distribution
Total	103,265,133

Plans not approved by security holders	# of shares remaining available for future issuance under equity compensation plans	Award types
Deferred Compensation Plan	1,853,363	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	140,553	Deferral distribution
Total	1,993,916

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

ADDITIONAL INFORMATION
Additional information with respect to security ownership of certain beneficial owners of our common stock and the security ownership of our management in response to this Item 12 will be in the Company’s 2024 Proxy Statement and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and director independence in response to this Item 13 will be in the Company’s 2024 Proxy Statement and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services in response to this Item 14 will be in the Company’s 2024 Proxy Statement and is incorporated into this item by reference.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2023 Annual Report to Shareholders, and are incorporated into this item by reference.
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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Wells Fargo & Company 2022 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
	Long-Term Incentive Compensation Plan (as amended and restated on April 26, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
Forms of Performance Share Award Agreement:
	For grants on or after January 23, 2024;	Filed herewith.
	For grants on or after January 24, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
	For grants on or after April 27, 2022;	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	For grants on or after January 26, 2021.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 23, 2024;	Filed herewith.
	For grants to non-employee Directors on or after January 1, 2024;	Filed herewith.
	For grants on or after January 24, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
	For grants to non-employee Directors on or after January 1, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after April 27, 2022;	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	For grants on or after January 26, 2021; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Restricted Share Rights Award Agreement for grant to Charles W. Scharf on October 21, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed October 25, 2019.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2024.	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2023.	Filed herewith.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Deferred Compensation Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Exhibit Number	Description	Location
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to Directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Exhibit Number	Description	Location
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(l)*	Description of Wells Fargo Bank, N.A. Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(m)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to the Wachovia Savings Restoration Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Wachovia Corporation Elective Deferral Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Elective Deferral Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Exhibit Number	Description	Location
	Amendment to Elective Deferral Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective June 21, 2013.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 14, 2012.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(n)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(o)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(p)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(q)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(r)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(s)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2023 Annual Report to Shareholders.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
97	Wells Fargo & Company Mandatory Clawback Policy, effective as of October 2, 2023.	Filed herewith.
99	Description of Replacement Capital Covenants of Wells Fargo.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2024.

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
February 20, 2024

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 20, 2024

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 20, 2024

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Steven D. Black to sign this document on their behalf.

Steven D. Black	Richard K. Davis	Maria R. Morris	Ronald L. Sargent
Mark A. Chancy	Wayne M. Hewett	Felicia F. Norwood	Charles W. Scharf
Celeste A. Clark	CeCelia G. Morken	Richard B. Payne, Jr.	Suzanne M. Vautrinot
Theodore F. Craver, Jr.

By:	/s/ STEVEN D. BLACK
Steven D. Black
Director and Attorney-in-fact
February 20, 2024