Form 10-Q
period 2024-03-31
WELLS FARGO & COMPANY/MN
filed 2024-05-02
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 23, 2024
Common stock, $1-2/3 par value	3,486,315,358

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Mar 31, 2024 % Change from
($ in millions, except ratios and per share amounts)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Selected Income Statement Data
Total revenue	$20,863	20,478	20,729	2%	1
Noninterest expense	14,338	15,786	13,676	(9)	5
Pre-tax pre-provision profit (PTPP) (1)	6,525	4,692	7,053	39	(7)
Provision for credit losses (2)	938	1,282	1,207	(27)	(22)
Wells Fargo net income	4,619	3,446	4,991	34	(7)
Wells Fargo net income applicable to common stock	4,313	3,160	4,713	36	(8)
Common Share Data
Diluted earnings per common share	1.20	0.86	1.23	40	(2)
Dividends declared per common share	0.35	0.35	0.30	—	17
Common shares outstanding	3,501.7	3,598.9	3,763.2	(3)	(7)
Average common shares outstanding	3,560.1	3,620.9	3,785.6	(2)	(6)
Diluted average common shares outstanding	3,600.1	3,657.0	3,818.7	(2)	(6)
Book value per common share (3)	$46.40	46.25	43.02	—	8
Tangible book value per common share (3)(4)	39.17	39.23	35.87	—	9
Selected Equity Data (period-end)
Total equity	182,674	187,443	183,220	(3)	—
Common stockholders’ equity	162,481	166,444	161,893	(2)	—
Tangible common equity (4)	137,163	141,193	134,992	(3)	2
Performance Ratios
Return on average assets (ROA) (5)	0.97%	0.72	1.09
Return on average equity (ROE) (6)	10.5	7.6	11.7
Return on average tangible common equity (ROTCE) (4)	12.3	9.0	14.0
Efficiency ratio (7)	69	77	66
Net interest margin on a taxable-equivalent basis	2.81	2.92	3.20
Selected Balance Sheet Data (average)
Loans	$928,075	938,041	948,651	(1)	(2)
Assets	1,916,974	1,907,535	1,863,676	—	3
Deposits	1,341,628	1,340,916	1,356,694	—	(1)
Selected Balance Sheet Data (period-end)
Debt securities	506,280	490,458	511,597	3	(1)
Loans	922,784	936,682	947,991	(1)	(3)
Allowance for credit losses for loans	14,862	15,088	13,705	(1)	8
Equity securities	59,556	57,336	60,610	4	(2)
Assets	1,959,153	1,932,468	1,886,400	1	4
Deposits	1,383,147	1,358,173	1,362,629	2	2

Headcount (#) (period-end)	224,824	225,869	235,591	—	(5)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.19%	11.43	10.81
Tier 1 capital	12.68	12.98	12.34
Total capital	15.40	15.67	15.09
Risk-weighted assets (RWAs) (in billions)	$1,221.6	1,231.7	1,243.8	(1)	(2)
Advanced Approach:
Common Equity Tier 1 (CET1)	12.43%	12.63	12.03
Tier 1 capital	14.09	14.34	13.73
Total capital	16.17	16.40	15.92
Risk-weighted assets (RWAs) (in billions)	$1,099.6	1,114.3	1,117.9	(1)	(2)
Tier 1 leverage ratio	8.20%	8.50	8.36
Supplementary Leverage Ratio (SLR)	6.85	7.09	6.96
Total Loss Absorbing Capacity (TLAC) Ratio (9)	25.10	25.05	23.34
Liquidity Coverage Ratio (LCR) (10)	126	125	122
(1)Pre-tax pre-provision profit (PTPP) is total revenue less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
(2)Includes provision for credit losses for loans, debt securities, and other financial assets.
(3)Book value per common share is common stockholders’ equity divided by common shares outstanding. Tangible book value per common share is tangible common equity divided by common shares outstanding.
(4)Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than mortgage servicing rights) and goodwill and other intangibles on investments in consolidated portfolio companies, net of applicable deferred taxes. The methodology of determining tangible common equity may differ among companies. Management believes that return on average tangible common equity and tangible book value per common share, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
(5)Represents Wells Fargo net income divided by average assets.
(6)Represents Wells Fargo net income applicable to common stock divided by average common stockholders’ equity.
(7)The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(8)For additional information, see the “Capital Management” section and Note 22 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
(9)Represents TLAC divided by RWAs, which is our binding TLAC ratio, determined by using the greater of RWAs under the Standardized and Advanced Approaches.
(10)Represents average high-quality liquid assets divided by average projected net cash outflows, as each is defined under the LCR rule.

2	Wells Fargo & Company

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the “Glossary of Acronyms” for definitions of terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.96 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 47 on Fortune’s 2023 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2024.
Wells Fargo’s top priority remains building a risk and control infrastructure appropriate for its size and complexity. The Company is subject to a number of consent orders and other regulatory actions, some of which are described below. These regulatory actions may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. Addressing these regulatory actions is expected to take multiple years, and we are likely to continue to experience issues or delays along the way in satisfying their requirements. We are also likely to continue to identify more issues as we implement our risk and control infrastructure, which may result in additional regulatory actions. Regulators have indicated the potential for escalating consequences for banks that do not timely resolve open issues or have repeat issues. Furthermore, issues or delays with one regulatory action could affect our progress on others. Failure to satisfy the requirements of a regulatory action on a timely basis could result in additional fines, penalties, business restrictions, limitations on subsidiary capital distributions, increased capital or liquidity requirements, enforcement actions, and other adverse consequences, which could be significant. While we still have significant work to do and have not yet satisfied certain aspects of these regulatory actions, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management
On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the
Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are adopted and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

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

Customer Remediation Activities
Our work to build a better company has included an effort to identify areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort.
We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. We had $1.0 billion and $819 million of accrued liabilities for customer remediation activities as of March 31, 2024, and December 31, 2023, respectively. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate.
Recent Developments
Federal Deposit Insurance Corporation Special Assessment
In November 2023, the Federal Deposit Insurance Corporation (FDIC) finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. Subsequent to the filing of our 2023 Form 10-K, the FDIC provided an update on losses to the deposit insurance fund, and we expensed an additional $284 million (pre-tax) in first quarter 2024 for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

Overdraft Fees Proposal
On January 17, 2024, the CFPB issued a proposed rule that would limit overdraft fees charged by certain banks. We expect a significant reduction to our overdraft fees, which are included in deposit-related fees, if the rule is adopted as currently proposed.

Debit Card Interchange Fees Proposal
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

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Selected income statement data
Net interest income	$12,227	13,336	(1,109)	(8)%
Noninterest income	8,636	7,393	1,243	17
Total revenue	20,863	20,729	134	1
Net charge-offs	1,157	564	593	105
Change in the allowance for credit losses	(219)	643	(862)	NM
Provision for credit losses (1)	938	1,207	(269)	(22)
Noninterest expense	14,338	13,676	662	5
Income tax expense	964	966	(2)	—
Wells Fargo net income	4,619	4,991	(372)	(7)
Wells Fargo net income applicable to common stock	4,313	4,713	(400)	(8)
NM – Not meaningful
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In first quarter 2024, we generated $4.6 billion of net income and diluted earnings per common share (EPS) of $1.20, compared with $5.0 billion of net income and diluted EPS of $1.23 in the same period a year ago. Financial performance for first quarter 2024, compared with the same period a year ago, included the following:
•total revenue increased due to higher noninterest income, partially offset by lower net interest income;
•provision for credit losses reflected decreases for commercial real estate loans and auto loans, partially offset by increases for credit card loans;
•noninterest expense increased due to higher operating losses, technology, telecommunications and equipment expense, and other expense driven by the estimated FDIC special assessment, partially offset by lower professional and outside services expense;
•average loans decreased driven by a decline in loans in both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in Consumer Banking and Lending, Commercial Banking, and Wealth and Investment Management, partially offset by growth in Corporate and Investment Banking and Corporate.

Capital and Liquidity
We maintained a strong capital position in first quarter 2024, with total equity of $182.7 billion at March 31, 2024, compared with $187.4 billion at December 31, 2023. In addition, capital and liquidity at March 31, 2024, included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.19% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 8.90%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.10%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 126%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.9 billion at March 31, 2024, decreased $226 million from December 31, 2023.
•Our provision for credit losses for loans was $926 million in first quarter 2024, compared with $1.1 billion in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected decreases for commercial real estate loans and auto loans, partially offset by increases for credit card loans.
•The allowance coverage for total loans was 1.61% at both March 31, 2024, and December 31, 2023.
•Commercial portfolio net loan charge-offs were $341 million, or 25 basis points of average commercial loans, in first quarter 2024, compared with net loan charge-offs of $63 million, or 5 basis points of average commercial loans, in the same period a year ago, due to higher losses in all commercial portfolios, primarily in our commercial real estate portfolio driven by the office property type.
•Consumer portfolio net loan charge-offs were $808 million, or 84 basis points of average consumer loans, in first quarter 2024, compared with net loan charge-offs of $541 million, or 56 basis points of average consumer loans, in the same period a year ago, due to higher losses in our credit card portfolio.
•Nonperforming assets (NPAs) of $8.2 billion at March 31, 2024, decreased $203 million, or 2%, from December 31, 2023, driven by charge-offs and paydowns of commercial real estate nonaccrual loans, predominantly within the office property type. NPAs represented 0.89% of total loans at March 31, 2024.
•Criticized loans in the commercial portfolio were $34.4 billion at March 31, 2024, compared with $33.0 billion at December 31, 2023, predominantly driven by an increase in criticized commercial and industrial loans.

Wells Fargo & Company	5

Earnings Performance
Wells Fargo net income for first quarter 2024 was $4.6 billion ($1.20 diluted EPS), compared with $5.0 billion ($1.23 diluted EPS) in the same period a year ago. Net income decreased in first quarter 2024, compared with the same period a year ago, predominantly due to a $1.1 billion decrease in net interest income and a $662 million increase in noninterest expense, partially offset by a $1.2 billion increase in noninterest income.

Net Interest Income
Net interest income and net interest margin decreased in first quarter 2024, compared with the same period a year ago, driven by the impact of higher interest rates on interest-bearing deposits and long-term debt, as well as lower loan balances, partially offset by higher interest rates on interest-earning assets.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities based on a 21% federal statutory tax rate for the periods ended March 31, 2024 and 2023.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2023 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
			2024			2023
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$207,568	2,573	4.99%	$114,858	1,167	4.12%
Federal funds sold and securities purchased under resale agreements	69,719	914	5.28	68,633	696	4.12
Debt securities:
Trading debt securities	112,170	1,144	4.08	96,405	801	3.33
Available-for-sale debt securities	139,986	1,396	3.99	145,894	1,282	3.54
Held-to-maturity debt securities	264,755	1,783	2.70	279,955	1,780	2.55
Total debt securities	516,911	4,323	3.35	522,254	3,863	2.97
Loans held for sale (2)	5,835	114	7.82	6,611	97	5.90
Loans:
Commercial and industrial – U.S.	305,159	5,437	7.16	307,176	4,772	6.30
Commercial and industrial – Non-U.S.	70,434	1,277	7.29	76,101	1,134	6.04
Commercial real estate mortgage	126,295	2,103	6.70	130,845	1,949	6.04
Commercial real estate construction	23,788	488	8.24	24,229	438	7.33
Lease financing	16,363	218	5.34	14,832	172	4.63
Total commercial loans	542,039	9,523	7.06	553,183	8,465	6.20
Residential mortgage – first lien	248,259	2,144	3.45	255,018	2,088	3.28
Residential mortgage – junior lien	10,794	198	7.36	12,966	210	6.53
Credit card	51,708	1,689	13.14	45,842	1,440	12.74
Auto	47,114	584	4.98	53,065	597	4.56
Other consumer	28,161	603	8.62	28,577	545	7.74
Total consumer loans	386,036	5,218	5.42	395,468	4,880	4.98
Total loans (2)	928,075	14,741	6.38	948,651	13,345	5.69
Equity securities	21,350	150	2.82	28,651	170	2.39
Other	8,940	114	5.14	11,043	125	4.60
Total interest-earning assets	$1,758,398	22,929	5.24%	$1,700,701	19,463	4.62%
Cash and due from banks	27,515	—		28,147	—
Goodwill	25,174	—		25,173	—
Other	105,887	—		109,655	—
Total noninterest-earning assets	$158,576	—		162,975	—
Total assets	$1,916,974	22,929		1,863,676	19,463
Liabilities
Deposits:
Demand deposits	$439,176	2,254	2.06%	$420,835	1,379	1.33%
Savings deposits	350,807	907	1.04	402,285	547	0.55
Time deposits	186,758	2,453	5.28	78,866	725	3.72
Deposits in non-U.S. offices	20,133	197	3.93	18,240	110	2.45
Total interest-bearing deposits	996,874	5,811	2.34	920,226	2,761	1.22
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	78,917	1,054	5.37	39,235	416	4.30
Other short-term borrowings	16,071	164	4.09	19,261	154	3.25
Total short-term borrowings	94,988	1,218	5.16	58,496	570	3.95
Long-term debt	197,116	3,349	6.80	172,567	2,511	5.83
Other liabilities	32,821	235	2.88	33,427	178	2.16
Total interest-bearing liabilities	$1,321,799	10,613	3.22%	$1,184,716	6,020	2.05%
Noninterest-bearing deposits	344,754	—		436,468	—
Other noninterest-bearing liabilities	63,752	—		58,195	—
Total noninterest-bearing liabilities	$408,506	—		494,663	—
Total liabilities	$1,730,305	10,613		1,679,379	6,020
Total equity	186,669	—		184,297	—
Total liabilities and equity	$1,916,974	10,613		1,863,676	6,020

Interest rate spread on a taxable-equivalent basis (3)			2.02%			2.57%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$12,316	2.81%		$13,443	3.20%
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
(3)Includes taxable-equivalent adjustments of $89 million, and $107 million for the quarters ended March 31, 2024 and 2023, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Deposit-related fees	$1,230	1,148	82	7%
Lending-related fees	367	356	11	3
Investment advisory and other asset-based fees	2,331	2,114	217	10
Commissions and brokerage services fees	626	619	7	1
Investment banking fees	627	326	301	92
Card fees	1,061	1,033	28	3
Net servicing income	125	112	13	12
Net gains on mortgage loan originations/sales	105	120	(15)	(13)
Mortgage banking	230	232	(2)	(1)
Net gains from trading activities	1,454	1,342	112	8
Net losses from debt securities	(25)	—	(25)	NM
Net gains (losses) from equity securities	18	(357)	375	105
Lease income	421	347	74	21
Other	296	233	63	27
Total	$8,636	7,393	1,243	17
NM – Not meaningful
First quarter 2024 vs. first quarter 2023

Deposit-related fees increased reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

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
Net gains from trading activities increased driven by higher revenue in structured products and foreign exchange, partially offset by lower revenue in rates and commodities.

Net gains from equity securities increased driven by lower impairment of equity securities from our venture capital investments.

Lease income increased driven by a gain associated with the resolution of a legacy lease transaction.

Other income increased driven by a gain related to earn-out provisions from the sale of Wells Fargo Asset Management in 2021.

8	Wells Fargo & Company

Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Personnel	$9,492	9,415	77	1%
Technology, telecommunications and equipment	1,053	922	131	14
Occupancy	714	713	1	—
Operating losses (1)	633	267	366	137
Professional and outside services	1,101	1,229	(128)	(10)
Leases (2)	164	177	(13)	(7)
Advertising and promotion	197	154	43	28
Other	984	799	185	23
Total	$14,338	13,676	662	5
(1)Includes expenses for customer remediation activities of $428 million and $57 million for the quarters ended March 31, 2024 and 2023, respectively.
(2)Represents expenses for assets we lease to customers.
First quarter 2024 vs. first quarter 2023

Personnel expense increased due to:
•higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business;
partially offset by:
•the impact of efficiency initiatives; and
•lower severance expense.

Technology, telecommunications and equipment expense increased due to higher expense for software maintenance and licenses and for the amortization of internally developed software.

Operating losses increased driven by higher expense for customer remediation activities related to the further refinement of the remediation costs for historical mortgage lending and other consumer products matters. For additional information on customer remediation activities, see the “Overview” section above.
As previously disclosed, we have outstanding legal actions and customer remediation activities that could impact operating losses in the coming quarters.
For additional information on operating losses, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.
Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.
Other expense increased reflecting an additional expense of $284 million for the estimated FDIC special assessment. For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended March 31,
($ in millions)	2024	2023	$ Change	% Change
Income before income tax expense	$5,587	5,846	(259)	(4)%
Income tax expense	964	966	(2)	—
Effective income tax rate (1)	17.3%	16.2
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The increase in the effective income tax rate for first quarter 2024, compared with the same period a year ago, was driven by the impacts related to the expanded use of the proportional amortization method of accounting for renewable energy tax credit investments. For additional information on our adoption in first quarter 2024 of Accounting Standards Update (ASU) 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
For additional information on income taxes, see Note 23 (Income Taxes) to Financial Statements in our 2023 Form 10-K.

Wells Fargo & Company	9

Earnings Performance (continued)
Operating Segment Results
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see Table 5 below. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer and relevant senior management. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

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
When a line of business uses a service provided by another line of business or enterprise function (included in Corporate), expense is generally allocated based on the cost and use of the service provided. We periodically assess and update our revenue and expense allocation methodologies.

Taxable-Equivalent Adjustments Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

Allocated Capital Reportable operating segments are allocated capital under a risk-sensitive framework that is primarily based on aspects of our regulatory capital requirements, and the assumptions and methodologies used to allocate capital are periodically assessed and updated. Management believes that return on allocated capital is a useful financial measure because it enables management, investors, and others to assess a reportable operating segment’s use of capital.

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

Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 17 (Operating Segments) to Financial Statements in this Report.

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2024
Net interest income	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	9,091	3,152	4,982	3,742	323	(427)	20,863
Provision for credit losses	788	143	5	3	(1)	—	938
Noninterest expense	6,024	1,679	2,330	3,230	1,075	—	14,338
Income (loss) before income tax expense (benefit)	2,279	1,330	2,647	509	(751)	(427)	5,587
Income tax expense (benefit)	573	341	666	128	(317)	(427)	964
Net income (loss) before noncontrolling interests	1,706	989	1,981	381	(434)	—	4,623
Less: Net income from noncontrolling interests	—	3	—	—	1	—	4
Net income (loss)	$1,706	986	1,981	381	(435)	—	4,619
Quarter ended March 31, 2023
Net interest income	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	9,364	3,307	4,902	3,681	21	(546)	20,729
Provision for credit losses	867	(43)	252	11	120	—	1,207
Noninterest expense	6,038	1,752	2,217	3,061	608	—	13,676
Income (loss) before income tax expense (benefit)	2,459	1,598	2,433	609	(707)	(546)	5,846
Income tax expense (benefit)	618	399	615	152	(272)	(546)	966
Net income (loss) before noncontrolling interests	1,841	1,199	1,818	457	(435)	—	4,880
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(114)	—	(111)
Net income (loss)	$1,841	1,196	1,818	457	(321)	—	4,991
(1)All other business activities that are not included in the reportable operating segments have been included in Corporate. For additional information, see the “Corporate” section below.
(2)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

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
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change
Income Statement
Net interest income	$7,110	7,433	(323)	(4)%
Noninterest income:
Deposit-related fees	677	672	5	1
Card fees	990	958	32	3
Mortgage banking	193	160	33	21
Other	121	141	(20)	(14)
Total noninterest income	1,981	1,931	50	3
Total revenue	9,091	9,364	(273)	(3)
Net charge-offs	881	589	292	50
Change in the allowance for credit losses	(93)	278	(371)	NM
Provision for credit losses	788	867	(79)	(9)
Noninterest expense	6,024	6,038	(14)	—
Income before income tax expense	2,279	2,459	(180)	(7)
Income tax expense	573	618	(45)	(7)
Net income	$1,706	1,841	(135)	(7)
Revenue by Line of Business
Consumer, Small and Business Banking (1)	$6,092	6,374	(282)	(4)
Consumer Lending:
Home Lending	864	863	1	—
Credit Card (1)	1,496	1,417	79	6
Auto	300	392	(92)	(23)
Personal Lending	339	318	21	7
Total revenue	$9,091	9,364	(273)	(3)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (2)	14.5%	16.5
Efficiency ratio (3)	66	64
Retail bank branches (#, period-end)	4,247	4,525		(6)
Digital active customers (# in millions, period-end) (4)	35.5	34.3		3
Mobile active customers (# in millions, period-end) (4)	30.5	28.8		6

Consumer, Small and Business Banking:
Deposit spread (5)	2.5%	2.5
Debit card purchase volume ($ in billions) (6)	$121.5	117.3	4.2	4
Debit card purchase transactions (# in millions) (6)	2,442	2,369		3
(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$91	84	7	8%
Net gains on mortgage loan originations/sales	102	76	26	34
Total mortgage banking	$193	160	33	21

Retail originations ($ in billions)	$3.5	5.6	(2.1)	(38)
% of originations held for sale (HFS)	43.5%	46.8
Third-party mortgage loans serviced ($ in billions, period-end) (7)	$527.5	666.8	(139.3)	(21)
Mortgage servicing rights (MSR) carrying value (period-end)	7,249	8,819	(1,570)	(18)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (7)	1.37%	1.32
Home lending loans 30+ days delinquency rate (period-end) (8)(9)(10)	0.30	0.26

Credit Card (1):
Point of sale (POS) volume ($ in billions)	$39.1	34.2	4.9	14
New accounts (# in thousands)	651	579		12
Credit card loans 30+ days delinquency rate (period-end) (9)(10)	2.92%	2.18
Credit card loans 90+ days delinquency rate (period-end) (9)(10)	1.55	1.09

Auto:
Auto originations ($ in billions)	$4.1	5.0	(0.9)	(18)
Auto loans 30+ days delinquency rate (period-end) (9)(10)	2.36%	2.25

Personal Lending:
New volume ($ in billions)	$2.2	2.9	(0.7)	(24)
NM – Not meaningful
(1)In first quarter 2024, we transferred our small business credit card business from Consumer, Small and Business Banking to Credit Card. Prior period balances have been revised to conform with the current period presentation.
(2)Return on allocated capital is segment net income (loss) applicable to common stock divided by segment average allocated capital. Segment net income (loss) applicable to common stock is segment net income (loss) less allocated preferred stock dividends.
(3)Efficiency ratio is segment noninterest expense divided by segment total revenue (net interest income and noninterest income).
(4)Digital and mobile active customers is based on the number of consumer and small business customers who have logged on via a digital or mobile device, respectively, in the prior 90 days. Digital active customers includes both online and mobile customers.
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
(9)Excludes loans held for sale.
(10)Delinquency balances exclude nonaccrual loans.
First quarter 2024 vs. first quarter 2023
Revenue decreased driven by lower net interest income due to lower deposit balances.

Provision for credit losses reflected a decrease driven by a lower allowance for auto loans, partially offset by a higher allowance for credit card and small business loans, as well as higher net charge-offs for credit card loans.

Noninterest expense was stable reflecting:
•lower operating costs driven by the impact of efficiency initiatives;
offset by:
•higher operating losses due to higher expense for customer remediation activities; and
•higher advertising expense due to higher marketing volume.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking (1)	$6,465	7,037	(572)	(8)%
Consumer Lending:
Home Lending	214,335	222,561	(8,226)	(4)
Credit Card (1)	46,412	40,516	5,896	15
Auto	47,621	53,676	(6,055)	(11)
Personal Lending	14,896	14,518	378	3
Total loans	$329,729	338,308	(8,579)	(3)
Total deposits	773,248	841,265	(68,017)	(8)
Allocated capital	45,500	44,000	1,500	3

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking (1)	$6,584	7,111	(527)	(7)
Consumer Lending:
Home Lending	213,289	222,012	(8,723)	(4)
Credit Card (1)	46,867	40,547	6,320	16
Auto	46,692	53,244	(6,552)	(12)
Personal Lending	14,575	14,597	(22)	—
Total loans	$328,007	337,511	(9,504)	(3)
Total deposits	794,160	851,304	(57,144)	(7)
(1)In first quarter 2024, we transferred our small business credit card business from Consumer, Small and Business Banking to Credit Card. Prior period balances have been revised to conform with the current period presentation.
First quarter 2024 vs. first quarter 2023
Total loans (average and period-end) decreased due to:
•a decline in loan balances in our Home Lending business reflecting lower loan demand due to the impact of the higher interest rate environment; and
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions;
partially offset by:
•an increase in loan balances in our Credit Card business driven by higher point of sale volume and new account growth due to recent product launches.

Total deposits (average and period-end) decreased driven by customer migration to higher yielding alternatives and consumer and small business deposit outflows.

14	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Income Statement
Net interest income	$2,278	2,489	(211)	(8)%
Noninterest income:
Deposit-related fees	284	236	48	20
Lending-related fees	138	129	9	7
Lease income	149	169	(20)	(12)
Other	303	284	19	7
Total noninterest income	874	818	56	7
Total revenue	3,152	3,307	(155)	(5)
Net charge-offs	75	(39)	114	292
Change in the allowance for credit losses	68	(4)	72	NM
Provision for credit losses	143	(43)	186	433
Noninterest expense	1,679	1,752	(73)	(4)
Income before income tax expense	1,330	1,598	(268)	(17)
Income tax expense	341	399	(58)	(15)
Less: Net income from noncontrolling interests	3	3	—	—
Net income	$986	1,196	(210)	(18)

Revenue by Line of Business
Middle Market Banking	$2,078	2,155	(77)	(4)
Asset-Based Lending and Leasing	1,074	1,152	(78)	(7)
Total revenue	$3,152	3,307	(155)	(5)

Revenue by Product
Lending and leasing	$1,309	1,324	(15)	(1)
Treasury management and payments	1,421	1,562	(141)	(9)
Other	422	421	1	—
Total revenue	$3,152	3,307	(155)	(5)

Selected Metrics
Return on allocated capital	14.3%	18.1
Efficiency ratio	53	53
NM – Not meaningful
First quarter 2024 vs. first quarter 2023
Revenue decreased driven by:
•lower net interest income reflecting higher deposit costs;
partially offset by:
•higher deposit-related fees driven by higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Provision for credit losses reflected an increase in net charge-offs.

Noninterest expense decreased due to lower personnel expense reflecting the impact of efficiency initiatives.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$163,273	163,210	63	—%
Commercial real estate	45,296	45,862	(566)	(1)
Lease financing and other	15,352	13,754	1,598	12
Total loans	$223,921	222,826	1,095	—
Loans by Line of Business:
Middle Market Banking	$119,273	121,625	(2,352)	(2)
Asset-Based Lending and Leasing	104,648	101,201	3,447	3
Total loans	$223,921	222,826	1,095	—
Total deposits	164,027	170,467	(6,440)	(4)
Allocated capital	26,000	25,500	500	2

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$166,842	166,853	(11)	—
Commercial real estate	45,292	45,895	(603)	(1)
Lease financing and other	15,526	13,851	1,675	12
Total loans	$227,660	226,599	1,061	—
Loans by Line of Business:
Middle Market Banking	$120,401	121,626	(1,225)	(1)
Asset-Based Lending and Leasing	107,259	104,973	2,286	2
Total loans	$227,660	226,599	1,061	—
Total deposits	168,547	169,827	(1,280)	(1)
First quarter 2024 vs. first quarter 2023
Total loans (average and period-end) increased driven by:
•loan growth in Asset-Based Lending and Leasing due to an increase in client working capital needs;
partially offset by:
•lower loan demand in Middle Market Banking reflecting the impact of a higher interest rate environment.

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
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Income Statement
Net interest income	$2,027	2,461	(434)	(18)%
Noninterest income:
Deposit-related fees	262	236	26	11
Lending-related fees	203	194	9	5
Investment banking fees	647	314	333	106
Net gains from trading activities	1,405	1,257	148	12
Other	438	440	(2)	—
Total noninterest income	2,955	2,441	514	21
Total revenue	4,982	4,902	80	2
Net charge-offs	196	17	179	NM
Change in the allowance for credit losses	(191)	235	(426)	NM
Provision for credit losses	5	252	(247)	(98)
Noninterest expense	2,330	2,217	113	5
Income before income tax expense	2,647	2,433	214	9
Income tax expense	666	615	51	8
Net income	$1,981	1,818	163	9

Revenue by Line of Business
Banking:
Lending	$681	692	(11)	(2)
Treasury Management and Payments	686	785	(99)	(13)
Investment Banking	474	280	194	69
Total Banking	1,841	1,757	84	5
Commercial Real Estate	1,223	1,311	(88)	(7)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,359	1,285	74	6
Equities	450	437	13	3
Credit Adjustment (CVA/DVA) and Other	19	71	(52)	(73)
Total Markets	1,828	1,793	35	2
Other	90	41	49	120
Total revenue	$4,982	4,902	80	2

Selected Metrics
Return on allocated capital	17.2%	15.9
Efficiency ratio	47	45
NM – Not meaningful
First quarter 2024 vs. first quarter 2023
Revenue increased driven by:
•higher investment banking fees due to increased activity across all products; and
•higher net gains from trading activities driven by higher revenue in structured products and foreign exchange, partially offset by lower revenue in rates and commodities;
partially offset by:
•lower net interest income driven by higher deposit costs and lower loan balances.

Provision for credit losses reflected a decrease in the allowance for credit losses driven by commercial real estate loans.

Noninterest expense increased driven by higher operating costs, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$185,432	193,770	(8,338)	(4)%
Commercial real estate	97,811	100,972	(3,161)	(3)
Total loans	$283,243	294,742	(11,499)	(4)
Loans by Line of Business:
Banking	$90,897	99,078	(8,181)	(8)
Commercial Real Estate	131,709	136,806	(5,097)	(4)
Markets	60,637	58,858	1,779	3
Total loans	$283,243	294,742	(11,499)	(4)
Trading-related assets:
Trading account securities	$121,347	112,628	8,719	8
Reverse repurchase agreements/securities borrowed	62,856	57,818	5,038	9
Derivative assets	17,033	17,928	(895)	(5)
Total trading-related assets	$201,236	188,374	12,862	7
Total assets	550,933	548,808	2,125	—
Total deposits	183,273	157,551	25,722	16
Allocated capital	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$178,986	191,020	(12,034)	(6)
Commercial real estate	96,611	100,797	(4,186)	(4)
Total loans	$275,597	291,817	(16,220)	(6)
Loans by Line of Business:
Banking	$86,066	97,178	(11,112)	(11)
Commercial Real Estate	129,627	135,728	(6,101)	(4)
Markets	59,904	58,911	993	2
Total loans	$275,597	291,817	(16,220)	(6)
Trading-related assets:
Trading account securities	$133,079	115,198	17,881	16
Reverse repurchase agreements/securities borrowed	62,019	57,502	4,517	8
Derivative assets	17,726	16,968	758	4
Total trading-related assets	$212,824	189,668	23,156	12
Total assets	553,105	542,168	10,937	2
Total deposits	195,969	158,564	37,405	24
First quarter 2024 vs. first quarter 2023
Total loans (average and period-end) decreased due to lower origination volumes reflecting decreased loan demand.

Total trading-related assets (average and period-end) increased reflecting:
•higher trading account securities driven by higher mortgage-backed securities; and
•an increased volume of reverse repurchase agreements.

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
Table 6g: Wealth and Investment Management

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change
Income Statement
Net interest income	$869	1,044	(175)	(17)%
Noninterest income:
Investment advisory and other asset-based fees	2,267	2,061	206	10
Commissions and brokerage services fees	545	541	4	1
Other	61	35	26	74
Total noninterest income	2,873	2,637	236	9
Total revenue	3,742	3,681	61	2
Net charge-offs	6	(1)	7	700
Change in the allowance for credit losses	(3)	12	(15)	NM
Provision for credit losses	3	11	(8)	(73)
Noninterest expense	3,230	3,061	169	6
Income before income tax expense	509	609	(100)	(16)
Income tax expense	128	152	(24)	(16)
Net income	$381	457	(76)	(17)

Selected Metrics
Return on allocated capital	22.7%	28.9
Efficiency ratio	86	83
Client assets ($ in billions, period-end):
Advisory assets	$939	825	114	14
Other brokerage assets and deposits	1,247	1,104	143	13
Total client assets	$2,186	1,929	257	13

Selected Balance Sheet Data (average)
Total loans	$82,483	83,621	(1,138)	(1)
Total deposits	101,474	126,604	(25,130)	(20)
Allocated capital	6,500	6,250	250	4

Selected Balance Sheet Data (period-end)
Total loans	$82,999	82,817	182	—
Total deposits	102,478	117,252	(14,774)	(13)
NM- Not meaningful
First quarter 2024 vs. first quarter 2023
Revenue increased driven by:
•higher investment advisory and other asset-based fees reflecting higher market valuations;
partially offset by:
•lower net interest income driven by lower deposit balances.
Noninterest expense increased driven by:
•higher personnel expense driven by higher revenue-related compensation;
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
For the first quarter of both 2024 and 2023, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
March 31, 2024
Client-directed (4)	$185.3	8.9	(10.3)	10.3	194.2
Financial advisor-directed (5)	264.6	12.0	(10.4)	18.3	284.5
Separate accounts (6)	198.4	7.4	(7.5)	10.9	209.2
Mutual fund advisory (7)	83.3	2.2	(3.1)	4.3	86.7
Total Wells Fargo Advisors	$731.6	30.5	(31.3)	43.8	774.6
The Private Bank (8)	159.5	5.6	(8.0)	7.1	164.2
Total WIM advisory assets	$891.1	36.1	(39.3)	50.9	938.8
March 31, 2023
Client-directed (4)	$165.2	8.2	(8.4)	6.9	171.9
Financial advisor-directed (5)	222.9	9.4	(9.2)	10.0	233.1
Separate accounts (6)	176.5	5.9	(6.1)	6.4	182.7
Mutual fund advisory (7)	78.6	2.0	(3.1)	3.1	80.6
Total Wells Fargo Advisors	$643.2	25.5	(26.8)	26.4	668.3
The Private Bank (8)	153.6	7.3	(9.3)	5.2	156.8
Total WIM advisory assets	$796.8	32.8	(36.1)	31.6	825.1
(1)Inflows include new advisory account assets, contributions, dividends, and interest.
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
Table 6i: Corporate – Income Statement

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Income Statement
Net interest income	$32	16	16	100%
Noninterest income	291	5	286	NM
Total revenue	323	21	302	NM
Net charge-offs	(1)	(2)	1	50
Change in the allowance for credit losses	—	122	(122)	(100)
Provision for credit losses	(1)	120	(121)	NM
Noninterest expense	1,075	608	467	77
Loss before income tax benefit	(751)	(707)	(44)	(6)
Income tax benefit	(317)	(272)	(45)	(17)
Less: Net income (loss) from noncontrolling interests (1)	1	(114)	115	101
Net loss	$(435)	(321)	(114)	(36)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
First quarter 2024 vs. first quarter 2023
Revenue increased driven by higher net gains from equity securities reflecting lower impairment of equity securities from our venture capital investments.

Provision for credit losses reflected a decrease in allowance for credit losses.

Noninterest expense increased driven by:
•higher operating losses due to higher expense for customer remediation activities; and
•an additional expense of $284 million for the estimated FDIC special assessment.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.6 billion at both March 31, 2024, and December 31, 2023. We may incur impairment charges based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. For additional information, see the “Earnings Performance – Operating Segment Results – Corporate” section in our 2023 Form 10-K.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$211,612	117,419	94,193	80%
Available-for-sale debt securities	122,794	128,770	(5,976)	(5)
Held-to-maturity debt securities	257,088	272,718	(15,630)	(6)
Equity securities	15,958	15,519	439	3
Total loans	8,699	9,154	(455)	(5)
Total assets	663,483	596,087	67,396	11
Total deposits	119,606	60,807	58,799	97

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$246,057	136,093	109,964	81
Available-for-sale debt securities	127,084	133,311	(6,227)	(5)
Held-to-maturity debt securities	255,761	274,202	(18,441)	(7)
Equity securities	15,798	15,200	598	4
Total loans	8,521	9,247	(726)	(8)
Total assets	699,401	620,241	79,160	13
Total deposits	121,993	65,682	56,311	86

First quarter 2024 vs. first quarter 2023
Total assets (average and period-end) increased driven by:
•an increase in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury as a result of an increase in issuances of certificates of deposits (CDs) and long-term debt, partially offset by a reduction in deposits held by our operating segments;
partially offset by:
•paydowns and maturities of AFS and HTM debt securities.

Total deposits (average and period-end) increased driven by issuances of CDs.

22	Wells Fargo & Company

Balance Sheet Analysis
At March 31, 2024, our assets totaled $1.96 trillion, up $26.7 billion from December 31, 2023.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2024				December 31, 2023
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$145,606	(7,361)	138,245	5.1	$137,155	(6,707)	130,448	4.7
Held-to-maturity (3)	258,711	(40,179)	218,532	7.7	262,708	(35,392)	227,316	7.6
Total	$404,317	(47,540)	356,777	n/a	$399,863	(42,099)	357,764	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $2 million and $1 million related to available-for-sale debt securities and $96 million and $93 million related to held-to-maturity debt securities at March 31, 2024, and December 31, 2023, respectively.
(2)Available-for-sale debt securities are carried on our consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on our consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2023 Form 10-K for additional information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The amortized cost, net of the allowance for credit losses, of the total AFS and HTM debt securities portfolio increased from December 31, 2023. Purchases of AFS debt securities were partially offset by paydowns and maturities of AFS and HTM debt securities, as well as sales of AFS debt securities.
The total net unrealized losses on AFS and HTM debt securities increased from December 31, 2023, due to changes in interest rates.
At March 31, 2024, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	23

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2023, due to decreases in both the commercial and industrial and commercial real estate loan portfolios as paydowns exceeded originations and advances. Consumer loans decreased from December 31, 2023, driven by decreases in the residential mortgage and auto loan portfolios as paydowns exceeded originations.
Table 8: Loan Portfolios

($ in millions)	Mar 31, 2024	Dec 31, 2023	$ Change	% Change
Commercial	$538,328	547,427	(9,099)	(2)%
Consumer	384,456	389,255	(4,799)	(1)
Total loans	$922,784	936,682	(13,898)	(1)

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
See the “Balance Sheet Analysis – Loan Portfolios” section in our 2023 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.

Deposits
Deposits increased from December 31, 2023, reflecting:
•growth in commercial deposits; and
•higher time deposits driven by issuances of CDs;
partially offset by:
•customer migration to higher yielding alternatives; and
•consumer and small business deposit outflows.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in first quarter 2024 increased to 1.74%, compared with 1.58% in fourth quarter 2023.
Table 9: Deposits

($ in millions)	Mar 31, 2024	% of total deposits	Dec 31, 2023	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$356,162	26%	$360,279	26%	$(4,117)	(1)%
Interest-bearing demand deposits	460,826	33	436,908	32	23,918	5
Savings deposits	356,587	26	349,181	26	7,406	2
Time deposits	189,909	14	187,989	14	1,920	1
Interest-bearing deposits in non-U.S. offices	19,663	1	23,816	2	(4,153)	(17)
Total deposits	$1,383,147	100%	$1,358,173	100%	$24,974	2

24	Wells Fargo & Company

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on our consolidated balance sheet, or may be recorded on our consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include unfunded credit commitments, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

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
Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. We also enter into other commitments such as commitments to purchase securities under resale agreements. For additional information, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.

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
For additional information about how we manage risk, see the “Risk Management” section in our 2023 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2023 Form 10-K.

Credit Risk Management
Credit risk is the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of the Company’s assets and exposures such as debt security holdings, certain derivatives, and loans.
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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2024	Dec 31, 2023
Commercial and industrial	$372,963	380,388
Commercial real estate	148,786	150,616
Lease financing	16,579	16,423
Total commercial	538,328	547,427
Residential mortgage	257,622	260,724
Credit card	52,035	52,230
Auto	46,202	47,762
Other consumer	28,597	28,539
Total consumer	384,456	389,255
Total loans	$922,784	936,682
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Mar 31, 2024	Dec 31, 2023
Nonaccrual loans
Commercial loans	$4,739	4,914
Consumer loans	3,336	3,342
Total nonaccrual loans	$8,075	8,256
Nonaccrual loans as a % of total loans	0.88%	0.88

Allowance for credit losses (ACL) for loans	$14,862	15,088
ACL for loans as a % of total loans	1.61%	1.61

	Mar 31, 2024	Mar 31, 2023
Net loan charge-offs as a % of:
Average commercial loans	0.25%	0.05
Average consumer loans	0.84	0.56
Additional information on our loan portfolios and our credit quality trends follows.

26	Wells Fargo & Company

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
We had $16.1 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at March 31, 2024, compared with $14.6 billion at December 31, 2023. The increase was driven by the utilities, entertainment and recreation, health care and pharmaceuticals, and food and beverage manufacturing industries, partially offset by the financials except banks industry.
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
The portfolio decreased at March 31, 2024, compared with December 31, 2023, as a result of paydowns and decreased loan draws. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$40	140,105	15%	$230,518	9	146,635	16%	$234,513
Technology, telecom and media	95	25,021	3	63,450	60	25,460	3	59,216
Real estate and construction	64	25,800	3	54,633	55	24,987	3	54,345
Retail	59	19,841	2	48,926	72	19,596	2	48,829
Equipment, machinery and parts manufacturing	35	25,914	3	48,633	37	24,785	3	48,265
Materials and commodities	86	15,301	2	38,653	112	14,235	2	37,758
Food and beverage manufacturing	20	16,321	2	33,212	15	16,047	2	33,957
Oil, gas and pipelines	30	10,125	1	32,316	2	10,730	1	32,544
Health care and pharmaceuticals	69	15,001	2	29,857	26	14,863	2	30,386
Auto related	11	15,669	2	29,298	8	15,203	2	28,795
Commercial services	43	10,813	1	26,054	37	11,095	1	26,025
Utilities	1	7,020	*	24,515	1	8,325	*	25,710
Diversified or miscellaneous	52	9,191	*	22,072	67	8,284	*	22,877
Entertainment and recreation	20	13,830	1	19,837	18	13,968	1	20,250
Insurance and fiduciaries	1	5,230	*	16,482	1	4,715	*	15,724
Transportation services	133	8,956	*	15,901	134	9,277	*	16,750
Agribusiness	17	6,476	*	11,927	31	6,466	*	12,080
Government and education	24	5,320	*	11,471	26	5,603	*	11,552
Banks	—	9,163	*	10,307	—	11,820	1	12,981
Other (2)	26	4,445	*	12,486	15	4,717	*	12,297
Total	$826	389,542	42%	$780,548	726	396,811	42%	$784,854
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.3 billion and $3.0 billion at March 31, 2024, and December 31, 2023, respectively.

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
Table 12a: Financials Except Banks Industry Category

	March 31, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$32	50,202	6%	$96,145	—	51,842	6%	$98,074
Commercial finance (3)	2	49,770	5	77,939	2	52,007	6	78,369
Consumer finance (4)	—	18,724	2	32,686	—	20,308	2	33,547
Real estate finance (5)	6	21,409	2	23,748	7	22,478	2	24,523
Total	$40	140,105	15%	$230,518	9	146,635	16%	$234,513
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes loans for subscription or capital calls and loans to prime brokerage customers and securities firms.
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $7.1 billion and $7.6 billion at March 31, 2024, and December 31, 2023, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $69.1 billion and $72.9 billion at March 31, 2024, and December 31, 2023, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2024, and December 31, 2023, respectively, included:
•$39.3 billion and $40.5 billion in the financials except banks industry;
•$8.8 billion and $11.4 billion in the banks industry; and
•$1.7 billion and $2.0 billion in the oil, gas and pipelines industry.

28	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $1.8 billion from December 31, 2023, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 29% and office at 20% of the portfolio. Unfunded credit commitments at March 31, 2024, and December 31, 2023, were $6.0 billion and $7.7 billion, respectively, for CRE mortgage loans and $11.0 billion and $13.2 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $17.5 billion of CRE mortgage loans classified as criticized at both March 31, 2024, and December 31, 2023. We had $909 million of CRE construction loans classified as criticized at March 31, 2024, compared with $830 million at December 31, 2023.
We continue to closely monitor the credit quality of the office property type given weakened demand for office space. Loans in California and New York represented approximately 40% of the office property type at both March 31, 2024, and December 31, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					March 31, 2024				December 31, 2023
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,020	27,431	—	3,771	1,020	31,202	3%	$34,884	31,619	35,629
New York	902	14,486	—	2,550	902	17,036	2	18,142	16,575	17,930
Florida	103	9,503	—	2,465	103	11,968	1	13,693	12,492	14,577
Texas	92	10,590	—	1,281	92	11,871	1	13,297	12,033	14,224
Georgia	184	5,300	—	1,076	184	6,376	*	6,824	6,105	6,804
North Carolina	25	4,331	—	1,208	25	5,539	*	6,170	5,397	6,408
Arizona	11	4,612	—	585	11	5,197	*	5,864	5,182	5,806
Washington	219	4,099	—	1,016	219	5,115	*	5,758	5,247	5,994
New Jersey	7	2,727	—	1,807	7	4,534	*	5,136	4,364	5,130
Virginia	159	3,405	—	994	159	4,399	*	4,875	4,372	4,983
Other (2)	1,166	38,692	25	6,857	1,191	45,549	5	51,157	47,230	53,982
Total	$3,888	125,176	25	23,610	3,913	148,786	16%	$165,800	150,616	171,467
By property:
Apartments	$46	30,966	—	11,714	46	42,680	5%	$50,220	42,585	51,749
Office	3,136	27,546	—	2,931	3,136	30,477	3	32,725	31,526	34,295
Industrial/warehouse	26	21,380	—	4,354	26	25,734	3	27,972	25,413	28,493
Hotel/motel	186	11,849	—	674	186	12,523	1	13,239	12,725	13,612
Retail (excl shopping center)	263	11,402	1	78	264	11,480	1	12,220	11,670	12,338
Shopping center	177	8,313	—	348	177	8,661	*	9,263	8,745	9,356
Institutional	18	4,420	23	1,375	41	5,795	*	6,284	5,986	6,568
Mixed use properties	27	2,921	—	50	27	2,971	*	3,095	3,511	3,763
Storage facility	—	2,593	—	151	—	2,744	*	2,964	2,782	3,002
1-4 family structure	—	7	—	1,390	—	1,397	*	2,756	1,195	2,691
Other	9	3,779	1	545	10	4,324	*	5,062	4,478	5,600
Total	$3,888	125,176	25	23,610	3,913	148,786	16%	$165,800	150,616	171,467
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.2 billion and $4.4 billion at March 31, 2024, and December 31, 2023, respectively. Non-U.S. loans were $6.3 billion and $6.9 billion at March 31, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2024, non-U.S. loans totaled $75.5 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $80.0 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2023. Non-U.S. loans were approximately 4% of our total consolidated assets at both March 31, 2024, and December 31, 2023.

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
Our largest single country exposure outside the U.S. at March 31, 2024, was the United Kingdom, which totaled
$27.6 billion, or approximately 1% of our total assets, and included $4.4 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 14:
•Lending and deposits with banks exposure includes outstanding loans, unfunded credit commitments (excluding discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase), and deposits with non-U.S. banks. These balances are presented prior to the deduction of the allowance for credit losses or collateral received under the terms of the credit agreements, if any.
•Securities exposure represents debt and equity securities of non-U.S. issuers. Long and short positions are netted, and net short positions are reflected as negative exposure.
•Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 14: Select Country Exposures

	March 31, 2024
	Lending and deposits with banks (1)		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (2)	Total
Top 20 country exposures:
United Kingdom	$4,322	22,222	28	(55)	7	1,044	4,357	23,211	27,568
Canada	7	15,922	158	119	155	426	320	16,467	16,787
Japan	8,972	672	—	72	—	61	8,972	805	9,777
Luxembourg	—	8,059	—	293	—	229	—	8,581	8,581
Cayman Islands	—	7,739	—	—	—	140	—	7,879	7,879
Ireland	5	4,592	—	157	—	278	5	5,027	5,032
France	33	4,063	—	389	—	35	33	4,487	4,520
Germany	—	3,181	70	100	11	211	81	3,492	3,573
Bermuda	—	3,481	—	11	—	66	—	3,558	3,558
Netherlands	—	2,351	—	196	—	58	—	2,605	2,605
Guernsey	—	2,558	—	—	—	10	—	2,568	2,568
Australia	—	1,543	—	289	—	18	—	1,850	1,850
South Korea	—	1,501	—	210	5	8	5	1,719	1,724
Switzerland	—	1,252	—	36	—	295	—	1,583	1,583
China	3	1,056	(50)	526	16	9	(31)	1,591	1,560
Hong Kong	—	562	—	860	1	2	1	1,424	1,425
Chile	—	1,349	—	30	—	—	—	1,379	1,379
Brazil	—	1,201	—	(10)	7	—	7	1,191	1,198
Spain	—	612	—	145	—	244	—	1,001	1,001
Norway	—	932	—	3	—	20	—	955	955
Total top 20 country exposures	$13,342	84,848	206	3,371	202	3,154	13,750	91,373	105,123
(1)Includes sovereign and non-sovereign deposits with banks of $13.3 billion and $2.8 billion, respectively.
(2)Total non-sovereign exposure consisted of $43.0 billion exposure to financial institutions and $48.4 billion to non-financial corporations at March 31, 2024.

30	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans represented 96% of the total residential mortgage loan portfolio at both March 31, 2024, and December 31, 2023.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans totaled $66.2 billion, or 7% of total loans, at March 31, 2024, compared with $66.7 billion, or 7% of total loans, at December 31, 2023, with an initial reset date in 2026 or later for the majority of this portfolio at March 31, 2024. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $14.2 billion at March 31, 2024, compared with $15.0 billion at December 31, 2023. The unfunded credit commitments for these lines of credit totaled $27.4 billion at March 31, 2024, compared with $28.6 billion at December 31, 2023. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2023 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for the geographic areas of our residential mortgage loan portfolio as part of our credit risk management process. Our periodic review of this portfolio includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. For additional information about our use of appraisals and AVMs, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2023 Form 10-K.
Part of our credit monitoring includes tracking delinquency, current Fair Isaac Corporation (FICO) credit scores and loan to collateral values (LTV) on the entire residential mortgage loan portfolio. For junior lien mortgages, LTV uses the total combined loan balance of first and junior lien mortgages (including unused line of credit amounts). For additional information regarding credit quality indicators, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2023 Form 10-K.

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $2.6 billion from
December 31, 2023, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
California (2)	$109,271	109,972	11.84%	11.74	0.37	0.36	—	0.03
New York	31,144	31,322	3.38	3.34	0.76	0.79	(0.01)	0.02
Washington	10,628	10,672	1.15	1.14	0.21	0.29	(0.03)	—
New Jersey	10,056	10,161	1.09	1.08	1.12	1.13	(0.04)	(0.03)
Florida	9,867	10,065	1.07	1.07	1.23	1.11	(0.06)	(0.06)
Other (3)	68,750	69,893	7.45	7.46	0.82	0.82	(0.01)	0.02
Total	239,716	242,085	25.98	25.83	0.61	0.61	(0.01)	0.02
Government insured/guaranteed loans (4)	7,387	7,568	0.80	0.81
Total first lien mortgage portfolio	$247,103	249,653	26.78%	26.64
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.3 billion and $7.4 billion at March 31, 2024, and December 31, 2023, respectively.
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

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $552 million from December 31, 2023, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
California	$2,983	3,101	0.32%	0.33	1.67	1.65	(0.23)	(0.16)
New Jersey	1,052	1,114	0.11	0.12	2.86	2.81	(0.27)	(0.25)
Florida	873	924	0.09	0.10	2.17	2.42	(0.55)	(0.71)
Pennsylvania	634	673	0.07	0.07	2.43	2.70	0.26	(0.08)
New York	629	661	0.07	0.07	3.11	3.26	0.06	0.14
Other (2)	4,348	4,598	0.47	0.49	2.03	2.05	(0.49)	(0.31)
Total junior lien mortgage portfolio	$10,519	11,071	1.13%	1.18	2.11	2.16	(0.32)	(0.26)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $610 million and $640 million at March 31, 2024, and December 31, 2023, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	March 31, 2024		December 31, 2023
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$52,035	5.64%	$52,230	5.58%
Auto	46,202	5.01	47,762	5.10
Other consumer (1)	28,597	3.10	28,539	3.05
Total	$126,834	13.75%	$128,531	13.73%
(1)Includes $18.8 billion and $18.3 billion at March 31, 2024, and December 31, 2023, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card  The decrease in the outstanding balance at March 31, 2024, compared with December 31, 2023, was driven by seasonal paydowns.
Auto  The decrease in the outstanding balance at March 31, 2024, compared with December 31, 2023, was due to paydowns exceeding originations.
Other Consumer  The outstanding balance at March 31, 2024, was stable compared with December 31, 2023.

32	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2023 Form 10-K. Table 18 summarizes nonperforming assets.

Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Mar 31, 2024	Dec 31, 2023
Nonaccrual loans:
Commercial and industrial	$750	662
Commercial real estate	3,913	4,188
Lease financing	76	64
Total commercial	4,739	4,914
Residential mortgage (1)	3,193	3,192
Auto	109	115
Other consumer	34	35
Total consumer	3,336	3,342
Total nonaccrual loans	$8,075	8,256
As a percentage of total loans	0.88%	0.88
Foreclosed assets:
Government insured/guaranteed (2)	$1	12
Non-government insured/guaranteed	164	175
Total foreclosed assets	165	187
Total nonperforming assets	$8,240	8,443
As a percentage of total loans	0.89%	0.90
(1)Residential mortgage loans predominantly insured by the FHA or guaranteed by the VA are not placed on nonaccrual status because they are insured or guaranteed.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were predominantly insured by the FHA or guaranteed by the VA. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in accounts receivable in other assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.
Commercial nonaccrual loans decreased $175 million from December 31, 2023, driven by charge-offs and paydowns of commercial real estate nonaccrual loans, predominantly within the office property type. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
Consumer nonaccrual loans were stable compared with December 31, 2023.

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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended March 31,
(in millions)	2024	2023
Commercial nonaccrual loans
Balance, beginning of period	$4,914	1,823
Inflows	774	1,046
Outflows:
Returned to accruing	(153)	(146)
Foreclosures	—	—
Charge-offs	(353)	(115)
Payments, sales and other	(443)	(333)
Total outflows	(949)	(594)
Balance, end of period	4,739	2,275
Consumer nonaccrual loans
Balance, beginning of period	3,342	3,803
Inflows	342	347
Outflows:
Returned to accruing	(141)	(192)
Foreclosures	(24)	(26)
Charge-offs	(30)	(38)
Payments, sales and other	(153)	(159)
Total outflows	(348)	(415)
Balance, end of period	3,336	3,735
Total nonaccrual loans	$8,075	6,010
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at March 31, 2024:
•97% of total commercial nonaccrual loans were secured, predominantly by real estate.
•66% of total commercial nonaccrual loans were current on interest and 48% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 96% were secured by real estate and 97% had an LTV ratio of 80% or less.
•$473 million of the $604 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)	Mar 31, 2024	Dec 31, 2023
Summary by loan segment
Government insured/guaranteed	$1	12
Commercial	125	135
Consumer	39	40
Total foreclosed assets	$165	187
(in millions)	Quarter ended March 31,
	2024	2023
Analysis of changes in foreclosed assets
Balance, beginning of period	$187	137
Net change in government insured/guaranteed (1)	(11)	(4)
Additions to foreclosed assets (2)	105	123
Reductions from sales and write-downs	(116)	(124)
Balance, end of period	$165	132
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from the FHA or the VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

34	Wells Fargo & Company

NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended March 31,
	2024		2023
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$148	0.16%	$43	0.05%
Commercial real estate	187	0.50	17	0.04
Lease financing	6	0.13	3	0.07
Total commercial	341	0.25	63	0.05
Residential mortgage	(13)	(0.02)	(11)	(0.02)
Credit card	577	4.48	344	3.05
Auto	112	0.96	121	0.93
Other consumer	132	1.88	87	1.21
Total consumer	808	0.84	541	0.56
Total	$1,149	0.50%	$604	0.26%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in first quarter 2024, compared with the same period a year ago, was due to higher losses in all commercial portfolios, primarily in our commercial real estate portfolio driven by the office property type.
The increase in consumer net loan charge-offs in first quarter 2024, compared with the same period a year ago, was due to higher losses in our credit card portfolio.

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
The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K. For additional information on our ACL for loans, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Mar 31, 2024			Dec 31, 2023
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,332	1.16%	40	$4,272	1.12%	40
Commercial real estate	3,782	2.54	16	3,939	2.62	16
Lease financing	203	1.22	2	201	1.22	2
Total commercial	8,317	1.54	58	8,412	1.54	58
Residential mortgage (1)	596	0.23	28	652	0.25	28
Credit card	4,321	8.30	6	4,223	8.09	6
Auto	894	1.93	5	1,042	2.18	5
Other consumer	734	2.57	3	759	2.66	3
Total consumer	6,545	1.70	42	6,676	1.72	42
Total	$14,862	1.61%	100	$15,088	1.61%	100
Components:
Allowance for loan losses			$14,421			14,606
Allowance for unfunded credit commitments			441			482
Allowance for credit losses			$14,862			15,088
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.12x			4.21
Ratio of allowance for loan losses to total nonaccrual loans			1.79			1.77
Allowance for loan losses as a percentage of total loans			1.56%			1.56
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended March 31, 2024.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $226 million, or 1%, from December 31, 2023, reflecting decreases for commercial real estate loans and auto loans, partially offset by increases for credit card loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at March 31, 2024. The base scenario assumed slowing inflation with slowing economic growth and also reflected a significant decline in commercial real estate prices and increased unemployment rates from historically low levels. The downside scenarios assumed a more substantial economic contraction due to declining property values, high inflation, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2024, and December 31, 2023, are presented in Table 23.

Table 23: Forecasted Key Economic Variables

	2Q 2024	4Q 2024	2Q 2025
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
March 31, 2024	4.1%	4.9	5.6
December 31, 2023	4.4	5.3	5.9

U.S. real GDP (2):
March 31, 2024	(0.3)	(0.5)	0.4
December 31, 2023	(1.2)	(0.5)	0.8

Home price index (3):
March 31, 2024	1.2	(5.2)	(6.3)
December 31, 2023	(2.3)	(6.7)	(6.6)

Commercial real estate asset prices (3):
March 31, 2024	(2.4)	(11.2)	(13.6)
December 31, 2023	(6.6)	(14.0)	(10.4)
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

We believe the ACL for loans of $14.9 billion at March 31, 2024, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

MORTGAGE BANKING ACTIVITIES  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2023 Form 10-K.
In addition to servicing loans in our portfolio, we act as servicer and/or master servicer of residential and commercial mortgage loans included in government-sponsored enterprise (GSE) mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
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
Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At March 31, 2024, and December 31, 2023, these loans, which we have repurchased or have the unilateral option to repurchase, were $7.7 billion and $7.8 billion, respectively, which included $7.3 billion and $7.4 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2023 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.
Asset/Liability Management
Asset/liability management involves measuring, monitoring and managing interest rate risk, market risk, liquidity and funding. For additional information on our oversight of asset/liability risks, see the "Risk Management – Asset/Liability Management" section in our 2023 Form 10-K.

INTEREST RATE RISK Interest rate risk is the risk that market fluctuations in interest rates, credit spreads, or foreign exchange can cause a loss of the Company’s earnings and capital stemming from mismatches in the cash flows of the Company’s assets and liabilities generally arising from customer-related lending and deposit-taking activities. We are subject to interest rate risk because:
•assets and liabilities may mature or reprice at different times or by different amounts;
•short-term and long-term market interest rates may change independently or with different magnitudes;
•the remaining maturity for various assets or liabilities may shorten or lengthen as interest rates change; or
•interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, loan origination volume, and the fair value of financial instruments and MSRs.
We assess interest rate risk by comparing the earnings outcomes from multiple interest rate scenarios that differ in the direction of interest rate changes, the degree and speed of interest rate changes over time, and the projected shape of the yield curve. These scenarios require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment rates on loans and debt securities, deposit flows and mix, as well as pricing strategies. We periodically assess and enhance our scenarios and assumptions. Our scenario assumptions reflected the following:
•Scenarios are dynamic and reflect anticipated changes to our assets and liabilities over time.
•Mortgage prepayment and origination assumptions vary across scenarios and reflect only the impact of the higher or lower interest rates.
•Other macroeconomic variables that could be correlated with the changes in interest rates are held constant.
•The funding forecast in our base scenario incorporates deposit mix changes and market funding levels consistent with the base interest rate trajectory. Our hypothetical scenarios incorporate deposit mix that is the same as in the base scenario. In higher interest rate scenarios, customer deposit activity that shifts balances into higher yielding products and/or requires additional market funding could reduce the expected benefit from higher rates.
•The interest rate sensitivity of deposits as market interest rates change, referred to as deposit betas, are informed by historical behavior and expectations for near-term pricing strategies. Our actual experience may differ from expectations due to the lag or acceleration of deposit repricing, changes in consumer behavior, and other factors.

Wells Fargo & Company	37

Risk Management – Asset/Liability Management (continued)
Table 24 presents the results of the estimated net interest income sensitivity over the next 12 months from the multiple scenarios compared with our base scenario. The base scenario is a reference point used by the Company for financial planning purposes. These hypothetical scenarios include instantaneous movements across the yield curve with both lower and higher interest rates under a parallel shift, as well as steeper and flatter non-parallel changes in the yield curve. Long-term interest rates are defined as all tenors three years and longer, and short-term interest rates are defined as all tenors less than three years.
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Mar 31, 2024	Dec 31, 2023
Parallel shift:
+100 bps shift in interest rates	$1.5	1.8
-100 bps shift in interest rates	(1.9)	(2.0)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.2	1.1
-100 bps shift in short-term interest rates	(0.7)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	0.3	0.7
-100 bps shift in long-term interest rates	(1.2)	(1.1)
Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The changes in our interest rate sensitivity from December 31, 2023, to March 31, 2024, reflected updates for our expected balance sheet composition, including a shift to higher cost deposits. The magnitude of the benefit, if any, from higher interest rates may vary from our scenarios, including because future deposit pricing and balances may be different from our current expectations. The realized impact of interest rate changes may also vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.
We use interest rate derivatives and our debt securities portfolio to manage our interest rate exposures. We use derivatives for asset/liability management to (i) convert cash flows from selected assets and/or liabilities from floating-rate payments to fixed-rate payments, or vice versa, (ii) reduce accumulated other comprehensive income (AOCI) sensitivity of our AFS debt securities portfolio, and/or (iii) economically hedge our mortgage origination pipeline, funded mortgage loans, and MSRs. Derivatives used to hedge our interest rate risk exposures are presented in Note 11 (Derivatives) to Financial Statements in this Report. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect AOCI, which lowers the amount of our regulatory capital. AOCI also includes unrealized gains or losses related to the transfer of debt securities from AFS to HTM, which are subsequently amortized into earnings over the life of the security with no further impact from interest rate changes. See Note 1 (Summary of Significant Accounting Policies) and Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on our debt securities portfolio.
In addition to the net interest income sensitivity above, we also measure and evaluate the economic value sensitivity (EVS) of our balance sheet. EVS is the change in the present value of the life-time cash flows of the Company’s assets and liabilities across a range of scenarios. It is based on the existing balance sheet, at a point in time, and helps indicate whether we are exposed to higher or lower interest rates. We manage EVS through a set of limits that are designed to align with our interest rate risk appetite.
Our interest rate sensitive noninterest income and expense are impacted by mortgage banking activities that may have sensitivity impacts that move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2023 Form 10-K for additional information.
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
Changes in interest rates may impact mortgage banking noninterest income, including origination and servicing fees, and the fair value of our residential MSRs, LHFS, and derivative loan commitments (interest rate “locks”) extended to mortgage applicants. Interest rate changes will generally impact our mortgage banking noninterest income on a lagging basis due to the time it takes for the market to reflect a shift in customer demand, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan. The amount and timing of the impact will depend on the magnitude, speed and duration of the changes in interest rates. For additional information on mortgage banking, including key assumptions and the sensitivity of the fair value of MSRs, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section and Note 6 (Mortgage Banking Activities), Note 14 (Derivatives), and Note 15 (Fair Values of Assets and Liabilities) to Financial Statements in our 2023 Form 10-K.

MARKET RISK Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It includes price risk in the trading book, mortgage servicing rights, the hedge effectiveness risk associated with the mortgage book held at fair value, and impairment on private equity investments. For additional information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2023 Form 10-K.

38	Wells Fargo & Company

MARKET RISK – TRADING ACTIVITIES  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our CIB businesses. Debt and equity securities held for trading, trading loans, and trading derivatives are financial instruments used in our trading activities, and are measured at fair value through earnings. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value, and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value and realized gains and losses of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.
Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets, and Trading VaR is a measure used to provide insight into the market risk exhibited by the Company’s trading positions on our consolidated balance sheet. The Company uses these VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. Table 25 shows the Company’s Trading General VaR by risk category. For additional information on our monitoring activities, sensitivity analysis, stress testing, Trading VaR, and Trading General VaR, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2023 Form 10-K.
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	March 31, 2024				December 31, 2023				March 31, 2023
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$35	40	29	58	30	34	29	38	34	27	20	37
Interest rate	33	26	13	45	16	22	9	33	40	32	19	48
Equity	22	21	18	24	23	22	18	28	24	24	19	31
Commodity	2	3	2	4	3	3	2	5	3	4	3	8
Foreign exchange	1	1	0	1	1	1	0	2	0	1	0	3
Diversification benefit (1)	(57)	(51)			(36)	(50)			(67)	(49)
Company Trading General VaR	$36	40			37	32			34	39
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
MARKET RISK – EQUITY SECURITIES We are directly and indirectly affected by changes in the equity markets. We make and manage equity investments in various businesses, such as start-up companies and emerging growth companies. We also invest in funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2023 Form 10-K.
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

LIQUIDITY RISK AND FUNDING Liquidity risk is the risk arising from the inability of the Company to meet obligations when they come due, or roll over funds at a reasonable cost, without incurring heightened costs. In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. Liquidity risk also considers the stability of deposits, including the risk of losing uninsured or non-operational deposits. The objective of effective liquidity management is to be able to meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress.
To help achieve this objective, the Board establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the management-level Corporate Asset/Liability Committee and on a quarterly basis by the Board. These guidelines are established and monitored for both the Company and the Parent on a stand-alone basis so that the Parent is a source of strength for its banking subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2023 Form 10-K.
Liquidity Standards We are subject to a rule issued by the FRB, OCC and FDIC that establishes a quantitative minimum liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision (BCBS). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and mortgage-

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of March 31, 2024, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of March 31, 2024, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
HQLA (1):
Eligible cash	$201,358	187,133	108,725
Eligible securities (2)	151,669	162,930	239,123
Total HQLA	353,027	350,063	347,848
Projected net cash outflows (3)	281,173	279,903	284,290
LCR	126%	125	122
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
Table 27: Primary Sources of Liquidity

	March 31, 2024			December 31, 2023
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks (1)	$238,416	—	238,416	203,026	—	203,026
Debt securities of U.S. Treasury and federal agencies	45,019	6,676	38,343	47,754	9,351	38,403
Federal agency mortgage-backed securities (2)	245,843	20,192	225,651	237,966	28,471	209,495
Total	$529,278	26,868	502,410	488,746	37,822	450,924
(1)Excludes time deposits, which are included in interest-earning deposits with banks in our consolidated balance sheet.
(2)Encumbered securities at March 31, 2024, includes securities with a fair value of $690 million which were purchased in March 2024, but settled in April 2024.

Our interest-earning deposits with banks are mainly on deposit with the Federal Reserve. We believe the debt securities included in Table 27 provide quick and reliable sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Debt securities within our HTM portfolio are not intended for sale but may be pledged to obtain financing.
As of March 31, 2024, we had approximately $516.2 billion of available borrowing capacity at various Federal Home Loan Banks (FHLB) and the Federal Reserve Discount Window, based on collateral pledged. Although available, we do not view this borrowing capacity as a primary source of liquidity.
In addition, liquidity is also available through the sale or financing of other debt securities, including trading and/or AFS debt securities, as well as through the sale, securitization, or financing of loans, to the extent such debt securities and loans are not encumbered.

Funding Sources The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity. WFC Holdings, LLC (the “IHC”) is an intermediate holding company and subsidiary of the Parent, which provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on the IHC, see the “Regulatory Matters – ‘Living Will’ Requirements and Related Matters” section in our 2023 Form 10-K. Additional subsidiary funding is provided by deposits, short-term borrowings and long-term debt.
Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 67% and 69% of total deposits at March 31, 2024, and December 31, 2023, respectively.
Table 28 presents a summary of our short-term borrowings, which generally mature in less than 30 days. The balances of federal funds purchased and securities sold under agreements to repurchase may vary over time due to client activity, our own demand for financing, and our overall mix of liabilities. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K. We pledge certain financial instruments that we own to collateralize

40	Wells Fargo & Company

repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the
“Pledged Assets” section of Note 16 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	Mar 31, 2024	Dec 31, 2023
Federal funds purchased and securities sold under agreements to repurchase	$86,486	77,676
Other short-term borrowings (1)	22,528	11,883
Total	$109,014	89,559
(1)Includes $8.0 billion and $0 of FHLB advances at March 31, 2024, and December 31, 2023, respectively.
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. In March 2024, we issued long-term debt of $1.2 billion by securitizing credit card loans. For additional information about credit card securitizations, see
Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report. We also issued $5.2 billion of long-term debt in April 2024. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2024 and the following years thereafter, as of March 31, 2024.
Table 29: Maturity of Long-Term Debt

	March 31, 2024
(in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$4,902	14,507	24,063	7,753	13,509	63,627	128,361
Subordinated notes	—	963	2,638	2,352	—	11,552	17,505
Junior subordinated notes	—	—	—	358	—	802	1,160
Total long-term debt – Parent	4,902	15,470	26,701	10,463	13,509	75,981	147,026
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	11,734	7,363	7,645	3	5,004	179	31,928
Subordinated notes	—	148	—	27	192	2,939	3,306
Junior subordinated notes	—	—	—	418	—	—	418
Credit card securitizations	—	—	—	1,247	—	—	1,247
Other bank debt	34	43	17	29	27	2,659	2,809
Total long-term debt – Bank	11,768	7,554	7,662	1,724	5,223	5,777	39,708
Other consolidated subsidiaries
Senior notes	53	395	220	—	5	357	1,030
Total long-term debt – Other consolidated subsidiaries	53	395	220	—	5	357	1,030
Total long-term debt	$16,723	23,419	34,583	12,187	18,737	82,115	187,764
(1)Includes $20.0 billion of FHLB advances.

Wells Fargo & Company	41

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
There were no actions undertaken by the rating agencies with regard to our credit ratings during first quarter 2024.
See the “Risk Factors” section in our 2023 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations as well as Note 11 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2024, are presented in Table 30.
Table 30: Credit Ratings as of March 31, 2024

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

42	Wells Fargo & Company

Capital Management
We have an active program for managing capital through a comprehensive process for assessing the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily fund our capital needs through the retention of earnings net of both dividends and share repurchases, as well as through the issuance of preferred stock and long- and short-term debt. Retained earnings at March 31, 2024, increased $2.7 billion from December 31, 2023, predominantly as a result of $4.6 billion of Wells Fargo net income, partially offset by $1.6 billion of common and preferred stock dividends. During first quarter 2024, we issued $599 million of common stock, substantially all of which was issued in connection with employee compensation and benefits. In first quarter 2024, we repurchased 112 million shares of common stock at a cost of $6.1 billion. For additional information about capital planning, see the “Capital Planning and Stress Testing” section below.
In March 2024, we redeemed all of our Preferred Stock, Series R. For additional information, see Note 9 (Preferred Stock) to Financial Statements in this Report.

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
On July 27, 2023, federal banking regulators issued a proposed rule to implement the final components of Basel III, which would impact risk-based capital requirements for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. Based on the proposed rule, the new requirements would be phased in over a three-year period beginning July 1, 2025. If the rule is adopted as currently proposed, the Company would expect a significant increase in its risk-weighted assets and a net increase in its capital requirements based on an assessment of the proposed rule. The Company is considering a range of potential actions to address the impact of the proposed rule, including balance sheet and capital optimization strategies.
Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2024.
Table 31: Risk-Based Capital Requirements – Standardized Approach
Table 32: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at March 31, 2024, was 0.00%.
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

Wells Fargo & Company	43

Capital Management (continued)
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the BCBS and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. Our
G-SIB capital surcharge will continue to be 1.50% in 2024. On July 27, 2023, the FRB issued a proposed rule that would impact the methodology used to calculate the G-SIB capital surcharge.
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
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Mar 31, 2024		Dec 31, 2023	Required Capital Ratios (1)	Mar 31, 2024	Dec 31, 2023
Common Equity Tier 1	(A)		$136,717		140,783		136,717	140,783
Tier 1 capital	(B)		154,915		159,823		154,915	159,823
Total capital	(C)		188,100		193,061		177,843	182,726
Risk-weighted assets	(D)		1,221,647		1,231,668		1,099,557	1,114,281
Common Equity Tier 1 capital ratio	(A)/(D)	8.90%	11.19	*	11.43	8.50	12.43	12.63
Tier 1 capital ratio	(B)/(D)	10.40	12.68	*	12.98	10.00	14.09	14.34
Total capital ratio	(C)/(D)	12.40	15.40	*	15.67	12.00	16.17	16.40
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2024.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at March 31, 2024.

44	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 34: Risk-Based Capital Calculation and Components

(in millions)		Mar 31, 2024	Dec 31, 2023
Total equity		$182,674	187,443
Adjustments:
Preferred stock		(18,608)	(19,448)
Additional paid-in capital on preferred stock		146	157
Noncontrolling interests		(1,731)	(1,708)
Total common stockholders’ equity		$162,481	166,444
Adjustments:
Goodwill		(25,173)	(25,175)
Certain identifiable intangible assets (other than MSRs)		(107)	(118)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(965)	(878)
Applicable deferred taxes related to goodwill and other intangible assets (1)		927	919
Other (2)		(446)	(409)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$136,717	140,783
Preferred stock		18,608	19,448
Additional paid-in capital on preferred stock		(146)	(157)
Other		(264)	(251)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$154,915	159,823

Long-term debt and other instruments qualifying as Tier 2		18,986	19,020
Qualifying allowance for credit losses (3)		14,721	14,805
Other		(522)	(587)
Total Tier 2 capital under the Standardized Approach	(B)	$33,185	33,238
Total qualifying capital under the Standardized Approach	(A)+(B)	$188,100	193,061

Long-term debt and other instruments qualifying as Tier 2		18,986	19,020
Qualifying allowance for credit losses (3)		4,464	4,470
Other		(522)	(587)
Total Tier 2 capital under the Advanced Approach	(C)	$22,928	22,903
Total qualifying capital under the Advanced Approach	(A)+(C)	$177,843	182,726
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(2)Includes a $60 million increase and $120 million increase at March 31, 2024, and December 31, 2023, respectively, related to a current expected credit loss accounting standard (CECL) transition provision. In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
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

Wells Fargo & Company	45

Capital Management (continued)
Table 35 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.

Table 35: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Mar 31, 2024	Dec 31, 2023	$ Change 2024/ 2023	Mar 31, 2024	Dec 31, 2023	$ Change 2024/ 2023
Risk-weighted assets (RWAs):
Credit risk	$1,176,331	1,182,805	(6,474)	756,678	756,905	(227)
Market risk	45,316	48,863	(3,547)	45,316	48,863	(3,547)
Operational risk	N/A	N/A	N/A	297,563	308,513	(10,950)
Total RWAs	$1,221,647	1,231,668	(10,021)	1,099,557	1,114,281	(14,724)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2023	$140,783
Cumulative effect from change in accounting policy (1)	(158)
Net income applicable to common stock	4,313
Common stock dividends	(1,249)
Common stock issued, repurchased, and stock compensation-related items	(5,903)
Changes in accumulated other comprehensive income (loss)	(966)
Goodwill	2
Certain identifiable intangible assets (other than MSRs)	11
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	(87)
Applicable deferred taxes related to goodwill and other intangible assets (2)	8
Other (3)	(37)
Change in Common Equity Tier 1	(4,066)
Common Equity Tier 1 at March 31, 2024	$136,717
(1)Effective January 1, 2024, we adopted ASU 2023-02. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(3)Includes a $60 million decrease from December 31, 2023, related to a CECL transition provision. In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.

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
Table 37 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 37: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended
(in millions, except ratios)		Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Total equity		$182,674	187,443	183,220	186,669	185,853	184,297
Adjustments:
Preferred stock		(18,608)	(19,448)	(19,448)	(19,291)	(19,448)	(19,448)
Additional paid-in capital on preferred stock		146	157	173	155	157	173
Noncontrolling interests		(1,731)	(1,708)	(2,052)	(1,710)	(1,664)	(2,019)
Total common stockholders’ equity	(A)	162,481	166,444	161,893	165,823	164,898	163,003
Adjustments:
Goodwill		(25,173)	(25,175)	(25,173)	(25,174)	(25,173)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(107)	(118)	(139)	(112)	(124)	(145)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (1)		(965)	(878)	(2,486)	(879)	(878)	(2,440)
Applicable deferred taxes related to goodwill and other intangible assets (2)		927	920	897	924	918	895
Tangible common equity	(B)	$137,163	141,193	134,992	140,582	139,641	136,140
Common shares outstanding	(C)	3,501.7	3,598.9	3,763.2	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,313	3,160	4,713
Book value per common share	(A)/(C)	$46.40	46.25	43.02	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	39.17	39.23	35.87	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	10.46%	7.60	11.73
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	12.34	8.98	14.04
(1)In third quarter 2023, we sold investments in certain private equity funds. As a result, we have removed the related goodwill and other intangible assets on investments in consolidated portfolio companies.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 38 presents the leverage requirements applicable to the Company as of March 31, 2024.

Table 38: Leverage Requirements Applicable to the Company

Wells Fargo & Company	47

Capital Management (continued)
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.
Table 39 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At March 31, 2024, each of our IDIs exceeded their applicable SLR requirements.

Table 39: Leverage Ratios for the Company

($ in millions)		Quarter ended March 31, 2024
Tier 1 capital	(A)	$154,915
Total average assets		1,917,034
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		27,261
Total adjusted average assets		1,889,773
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		55,083
Repo-style transactions (2)		4,668
Other (3)		312,630
Total off-balance sheet exposures		372,381
Total leverage exposure	(B)	$2,262,154
Supplementary leverage ratio	(A)/(B)	6.85%

Tier 1 leverage ratio (4)		8.20%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2024, are presented in Table 40.
Table 40: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

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
Table 41 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 41: TLAC and Eligible Unsecured Long-Term Debt

March 31, 2024
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$306,606		143,536

Percentage of RWAs (3)	25.10%	21.50	11.75	7.50
Percentage of total leverage exposure	13.55	9.50	6.35	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of March 31, 2024, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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
As part of the annual CCAR, the FRB generates a supervisory stress test. The FRB reviews the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and also reviews the Company’s proposed capital actions.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

48	Wells Fargo & Company

Securities Repurchases
On July 25, 2023, we announced that our Board authorized a common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire and is our only common stock repurchase program in effect. At March 31, 2024, we had remaining Board authority to repurchase up to approximately $20.7 billion of common stock.
Various factors impact the amount and timing of our share repurchases, including the earnings, cash requirements and financial condition of the Company, the impact to our balance sheet of expected customer activity, our capital requirements and long-term targeted capital structure, the results of supervisory stress tests, market conditions (including the trading price of our stock), and regulatory and legal considerations, including regulatory requirements under the FRB’s capital plan rule. Although we announce when the Board authorizes a share repurchase program, we typically do not give any public notice before we repurchase our shares. Due to the various factors that may impact the amount and timing of our share repurchases and the fact that we may be in the market throughout the year, our share repurchases occur at various prices. We may suspend share repurchase activity at any time.
Furthermore, the Company has a variety of benefit plans in which employees may own or obtain shares of our common stock. The Company may buy shares from these plans to accommodate employee preferences and these purchases are subtracted from our repurchase authority.
For additional information about share repurchases during first quarter 2024, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2023 Form 10-K.

Regulatory Developments in Response to Climate Change Federal, state, and non-U.S. governments and government agencies have demonstrated increased attention to the impacts and potential risks associated with climate change. For example, federal banking regulators are reviewing the implications of climate change on the financial stability of the United States and have issued guidance on the identification and management by large banks of climate-related financial risks. In addition, the Securities and Exchange Commission (SEC) adopted final rules requiring public companies to disclose certain climate-related information, including climate-related risks and impacts, certain greenhouse gas emissions, climate-related targets and goals, and governance of climate-related risks and relevant risk management processes. Similarly, California’s state legislature finalized climate-related disclosure laws, while the European Union finalized its Corporate Sustainability Reporting Directive. The approaches taken by various governments and government agencies can vary significantly, evolve over time, and sometimes conflict. Any current or future rules, regulations, and guidance related to climate change and its impacts could require us to change certain of our business practices, reduce our revenue and earnings, impose additional costs on us, subject us to legal or regulatory proceedings, or otherwise adversely affect our business operations and/or competitive position.

Wells Fargo & Company	49

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
•income taxes;
•liability for legal actions; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

Current Accounting Developments
Table 42 provides the significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.
Table 42: Current Accounting Developments – Issued Standards

Description and Effective Date	Financial statement impact
ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The Update, effective December 31, 2024 (with early adoption permitted), enhances reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses and additional interim disclosure requirements.

The Update impacts disclosure only, and therefore does not have an impact on our consolidated financial statements. We are currently evaluating the impact of the Update to our operating segment disclosures. The following aspects of the Update may result in disclosure changes:

•Requirement to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker (CODM) and included in the reported measure of segment profit or loss.
•Requirement to disclose an amount for “other segment items” by reportable segment and provide a description of its composition; other segment items is measured as the difference between reported segment revenues less the significant segment expenses disclosed in accordance with the principle described above and reported segment profit or loss.
•Requirement to disclose the CODM’s title and position and explain how the CODM uses the reported segment profit or loss measure in assessing segment performance and deciding how to allocate resources.

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The Update, effective January 1, 2025 (with early adoption permitted), enhances annual income tax disclosures primarily to further disaggregate existing disclosures related to the effective income tax rate reconciliation and income taxes paid.

The impact of the Update is limited to our annual income tax disclosures. We are currently evaluating the impact of the Update to our income tax disclosures. Upon adoption, those disclosures may change as follows:

•For the tabular effective income tax rate reconciliation, alignment to specific categories (where applicable) and further disaggregation of certain categories (where applicable) by nature and/or jurisdiction if the reconciling item is 5% or more of the statutory tax expense.
•Description of states and local jurisdictions that contribute the majority of the effect of the state and local income tax category of the effective income tax rate reconciliation.
•Disaggregate the amount of income taxes paid (net of refunds) by federal, state, and non-U.S. taxes and further disaggregate by individual jurisdictions where income taxes paid (net of refunds) is 5% or more of total income taxes paid (net of refunds).
•Disaggregate net income (or loss) before income tax expense (or benefit) between domestic and non-U.S.

Other Accounting Developments
The following Update is applicable to us but is not expected to have a material impact on our consolidated financial statements:
•ASU 2023-08 – Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

50	Wells Fargo & Company

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company, including our outlook for future growth; (ii) our expectations regarding noninterest expense and our efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) our expectations regarding our mortgage business and any related commitments or exposures; (viii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (ix) future common stock dividends, common share repurchases and other uses of capital; (x) our targeted range for return on assets, return on equity, and return on tangible common equity; (xi) expectations regarding our effective income tax rate; (xii) the outcome of contingencies, such as legal actions; (xiii) environmental, social and governance related goals or commitments; and (xiv) the Company’s plans, objectives and strategies.
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
•significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for mortgage loans, a reduction in the availability of funding or increased funding costs, and declines in asset values and/or recognition of impairment of securities held in our debt securities and equity securities portfolios;
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
•negative effects from instances where customers may have experienced financial harm, including on our legal, operational and compliance costs, our ability to engage in certain business activities or offer certain products or services, our ability to keep and attract customers, our ability to attract and retain qualified employees, and our reputation;
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
•changes to tax laws, regulations, and guidance as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, the impact to our balance sheet of expected customer activity, our capital requirements and long-term targeted capital structure, the results of supervisory stress tests, market conditions (including the trading

Wells Fargo & Company	51

Forward-Looking Statements (continued)
price of our stock), regulatory and legal considerations, including regulatory requirements under the Federal Reserve Board’s capital plan rule, and other factors deemed relevant by the Company, and may be subject to regulatory approval or conditions.
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1
Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

52	Wells Fargo & Company

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2023 Form 10-K.

Wells Fargo & Company	53

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2024, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

54	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2024	2023
Interest income
Debt securities	$4,262	3,783
Loans held for sale	114	97
Loans	14,713	13,318
Equity securities	150	170
Other interest income	3,601	1,988
Total interest income	22,840	19,356
Interest expense
Deposits	5,811	2,761
Short-term borrowings	1,218	570
Long-term debt	3,349	2,511
Other interest expense	235	178
Total interest expense	10,613	6,020
Net interest income	12,227	13,336
Noninterest income
Deposit and lending-related fees	1,597	1,504
Investment advisory and other asset-based fees	2,331	2,114
Commissions and brokerage services fees	626	619
Investment banking fees	627	326
Card fees	1,061	1,033
Mortgage banking	230	232
Net gains from trading and securities	1,447	985
Other	717	580
Total noninterest income	8,636	7,393
Total revenue	20,863	20,729
Provision for credit losses	938	1,207
Noninterest expense
Personnel	9,492	9,415
Technology, telecommunications and equipment	1,053	922
Occupancy	714	713
Operating losses	633	267
Professional and outside services	1,101	1,229
Advertising and promotion	197	154
Other	1,148	976
Total noninterest expense	14,338	13,676
Income before income tax expense	5,587	5,846
Income tax expense	964	966
Net income before noncontrolling interests	4,623	4,880
Less: Net income (loss) from noncontrolling interests	4	(111)
Wells Fargo net income	$4,619	4,991
Less: Preferred stock dividends and other	306	278
Wells Fargo net income applicable to common stock	$4,313	4,713
Per share information
Earnings per common share	$1.21	1.24
Diluted earnings per common share	1.20	1.23
Average common shares outstanding	3,560.1	3,785.6
Diluted average common shares outstanding	3,600.1	3,818.7
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	55

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2024	2023
Net income before noncontrolling interests	$4,623	4,880
Other comprehensive income (loss), after tax:
Net change in debt securities	(422)	362
Net change in derivatives and hedging activities	(497)	378
Defined benefit plans adjustments	21	21
Other	(68)	28
Other comprehensive income (loss), after tax	(966)	789
Total comprehensive income before noncontrolling interests	3,657	5,669
Less: Other comprehensive loss from noncontrolling interests	—	(1)
Less: Net income (loss) from noncontrolling interests	4	(111)
Wells Fargo comprehensive income	$3,653	5,781

The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Mar 31, 2024	Dec 31, 2023
Assets
Cash and due from banks	$30,180	33,026
Interest-earning deposits with banks	239,467	204,193
Federal funds sold and securities purchased under resale agreements	68,751	80,456
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $72,150 and $62,537)	109,324	97,302
Available-for-sale, at fair value (amortized cost of $145,606 and $137,155, and includes assets pledged as collateral of $3,519 and $5,055)	138,245	130,448
Held-to-maturity, at amortized cost (fair value $218,532 and $227,316)	258,711	262,708
Loans held for sale (includes $3,467 and $2,892 carried at fair value)	5,473	4,936
Loans	922,784	936,682
Allowance for loan losses	(14,421)	(14,606)
Net loans	908,363	922,076
Mortgage servicing rights (includes $7,249 and $7,468 carried at fair value)	8,248	8,508
Premises and equipment, net	9,426	9,266
Goodwill	25,173	25,175
Derivative assets	17,653	18,223
Equity securities (includes $21,257 and $19,841 carried at fair value; and assets pledged as collateral of $5,150 and $2,683)	59,556	57,336
Other assets	80,583	78,815
Total assets (1)	$1,959,153	1,932,468
Liabilities
Noninterest-bearing deposits	$356,162	360,279
Interest-bearing deposits (includes $1,285 and $1,297 carried at fair value)	1,026,985	997,894
Total deposits	1,383,147	1,358,173
Short-term borrowings (includes $242 and $219 carried at fair value)	109,014	89,559
Derivative liabilities	17,116	18,495
Accrued expenses and other liabilities (includes $27,732 and $25,335 carried at fair value)	79,438	71,210
Long-term debt (includes $2,865 and $2,308 carried at fair value)	187,764	207,588
Total liabilities (2)	1,776,479	1,745,025
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $19,376 and $20,216	18,608	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,131	60,555
Retained earnings	203,870	201,136
Accumulated other comprehensive loss	(12,546)	(11,580)
Treasury stock, at cost – 1,980,132,879 shares and 1,882,948,892 shares	(98,256)	(92,960)
Total Wells Fargo stockholders’ equity	180,943	185,735
Noncontrolling interests	1,731	1,708
Total equity	182,674	187,443
Total liabilities and equity	$1,959,153	1,932,468
(1)Our consolidated assets at March 31, 2024, and December 31, 2023, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $5.1 billion and $4.9 billion; all other assets, $500 million and $435 million; and Total assets, $5.6 billion and $5.3 billion, respectively.
(2)Our consolidated liabilities at March 31, 2024, and December 31, 2023, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $1.2 billion and $0; all other liabilities, $126 million and $115 million; and Total liabilities $1.4 billion and $115 million, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2023	4.7	$19,448	3,598.9	$9,136	60,555	201,136	(11,580)	(92,960)	—	1,708	187,443
Cumulative effect from change in accounting policy (1)						(158)					(158)
Balance January 1, 2024	4.7	19,448	3,598.9	9,136	60,555	200,978	(11,580)	(92,960)	—	1,708	187,285
Net income						4,619				4	4,623
Other comprehensive loss, net of tax							(966)			—	(966)
Noncontrolling interests										19	19
Common stock issued			15.3		—	(142)		741			599
Common stock repurchased			(112.5)					(6,053)			(6,053)
Preferred stock redeemed (2)	—	(840)			12	(20)					(848)
Common stock dividends					30	(1,279)					(1,249)
Preferred stock dividends						(286)					(286)
Stock-based compensation					574						574
Net change in deferred compensation and related plans					(1,040)			16			(1,024)
Net change	—	(840)	(97.2)	—	(424)	2,892	(966)	(5,296)	—	23	(4,611)
Balance March 31, 2024	4.7	$18,608	3,501.7	$9,136	60,131	203,870	(12,546)	(98,256)	—	1,731	182,674
Balance December 31, 2022	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (3)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						4,991				(111)	4,880
Other comprehensive income (loss), net of tax							790			(1)	789
Noncontrolling interests										178	178
Common stock issued			15.8		—	(154)		830			676
Common stock repurchased			(86.4)					(4,049)			(4,049)
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					24	(1,162)					(1,138)
Preferred stock dividends						(278)					(278)
Stock-based compensation					474						474
Net change in deferred compensation and related plans					(871)			23			(848)
Net change	—	—	(70.6)	—	(373)	3,397	790	(3,196)	—	66	684
Balance March 31, 2023	4.7	$19,448	3,763.2	$9,136	59,946	191,688	(12,572)	(86,049)	(429)	2,052	183,220
(1)Effective January 1, 2024, we adopted ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents the impact of the redemption of Preferred Stock, Series R, in first quarter 2024.
(3)Effective January 1, 2023, we adopted ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interests	$4,623	4,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	938	1,207
Changes in fair value of MSRs and LHFS carried at fair value	(66)	441
Depreciation, amortization and accretion	1,819	1,552
Deferred income tax expense	289	600
Other, net	(1,944)	3,703
Originations and purchases of loans held for sale	(6,278)	(8,924)
Proceeds from sales of and paydowns on loans originally classified as held for sale	5,055	7,776
Net change in:
Debt and equity securities, held for trading	(12,244)	1,663
Derivative assets and liabilities	(1,376)	3,126
Other assets	(3,052)	(7,473)
Other accrued expenses and liabilities	111	(1,145)
Net cash provided (used) by operating activities	(12,125)	7,406
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	11,705	1,106
Available-for-sale debt securities:
Proceeds from sales	4,526	—
Paydowns and maturities	8,083	2,821
Purchases	(19,672)	(12,393)
Held-to-maturity debt securities:
Paydowns and maturities	3,981	3,910
Purchases	—	(4,225)
Equity securities, not held for trading:
Proceeds from sales and capital returns	750	476
Purchases	(1,468)	(947)
Loans:
Loans originated by banking subsidiaries, net of principal collected	13,838	4,073
Proceeds from sales of loans originally classified as held for investment	565	1,588
Purchases of loans	(231)	(415)
Principal collected on nonbank entities’ loans	287	2,385
Loans originated by nonbank entities	(1,617)	(189)
Other, net	348	(6,145)
Net cash provided (used) by investing activities	21,095	(7,955)
Cash flows from financing activities:
Net change in:
Deposits	24,974	(21,356)
Short-term borrowings	19,455	29,862
Long-term debt:
Proceeds from issuance	14,592	157
Repayment	(26,605)	(5,158)
Preferred stock:
Redeemed	(840)	—
Cash dividends paid	(227)	(220)
Common stock:
Repurchased	(6,001)	(4,016)
Cash dividends paid	(1,247)	(1,137)
Other, net	(527)	(309)
Net cash provided (used) by financing activities	23,574	(2,177)
Net change in cash, cash equivalents, and restricted cash	32,544	(2,726)
Cash, cash equivalents, and restricted cash at beginning of period (1)	236,052	159,157
Cash, cash equivalents, and restricted cash at end of period (1)	$268,596	156,431
Supplemental cash flow disclosures:
Cash paid for interest	$10,385	5,477
Net cash paid (refunded) for income taxes	(1,855)	(827)
(1)Includes Cash and due from banks and Interest-earning deposits with banks on our consolidated balance sheet and excludes time deposits, which are included in Interest-earning deposits with banks.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

Wells Fargo & Company	59

Notes to Financial Statements
See the “Glossary of Acronyms” at the end of this Report for terms used throughout the Financial Statements and related Notes.

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). There were no material changes to these policies in first quarter 2024.
To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:
•allowance for credit losses (Note 5 (Loans and Related Allowance for Credit Losses) and Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities));
•valuations of residential mortgage servicing rights (MSRs) (Note 6 (Mortgage Banking Activities) and Note 13 (Securitizations and Variable Interest Entities));
•valuations of financial instruments (Note 12 (Fair Values of Assets and Liabilities));
•liability for legal actions (Note 10 (Legal Actions));
•income taxes; and
•goodwill impairment (Note 7 (Intangible Assets and Other Assets)).

Actual results could differ from those estimates.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2023 Form 10-K.
Accounting Standards Adopted in 2024
In 2024, we adopted the following new accounting guidance:
•Accounting Standards Update (ASU) 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
•ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

ASU 2023-02 expands the use of the proportional amortization method of accounting for tax credit investments, which previously was limited to affordable housing investments that generate low-income housing tax credits. Upon adoption of the Update, an entity may elect to account for equity investments that generate income tax credits and benefits using the proportional amortization method if certain eligibility criteria are met.
The proportional amortization method amortizes the cost of a tax credit investment in proportion to the income tax credits and income tax benefits received. The amortization and related income tax credits and benefits are recorded on a net basis within income tax expense. The cost of an investment includes unfunded commitments that are either legally binding or contingent but probable of funding. Such unfunded commitments are not recognized under other methods of accounting.
We adopted the Update on January 1, 2024, on a modified retrospective basis with a cumulative effect adjustment to retained earnings. Upon adoption, we elected to account for eligible investments in our renewable energy tax credit portfolio using the proportional amortization method. These investments were previously accounted for using the equity method. We also elected to continue use of the proportional amortization method to account for our affordable housing investments. In addition, we elected to classify liabilities recognized for unfunded commitments related to proportional amortization method investments in accrued expenses and other liabilities on our consolidated balance sheet, including a change to unfunded commitments for affordable housing investments that were previously included in long-term debt. Prior period amounts were not impacted by these accounting changes.

60	Wells Fargo & Company

Table 1.1 presents the transition adjustments recorded upon the adoption of ASU 2023-02 as of January 1, 2024.

Table 1.1: Transition Adjustment of ASU 2023-02

(in millions)	Dec 31, 2023	Transition adjustment upon adoption	Jan 1, 2024
Selected Balance Sheet Data
Equity securities	$57,336	1,700	59,036
Other assets	78,815	548	79,363
Accrued expenses and other liabilities	71,210	7,333	78,543
Long-term debt	207,588	(4,927)	202,661
Retained earnings	201,136	(158)	200,978
ASU 2022-03 clarifies the guidance regarding the measurement of fair value of equity securities subject to contractual restrictions that prohibit the sale of the security. Specifically, that such restrictions are not part of the unit of account of the security and therefore are not considered when measuring fair value. We adopted the Update on January 1, 2024, on a prospective basis. The Update did not have a material impact to our consolidated financial statements.
Supplemental Cash Flow Information
Significant noncash activities are presented in Table 1.2.
Table 1.2: Supplemental Cash Flow Information

	Quarter ended March 31,
(in millions)	2024	2023
Transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	3,687
Transfers from held-to-maturity debt securities to available-for-sale debt securities (1)	—	23,919
Reclassification of long-term debt to accrued expenses and other liabilities (2)	4,927	—
(1)In first quarter 2023, we reclassified HTM debt securities to AFS debt securities in connection with the adoption of ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.
(2)Effective January 1, 2024, we reclassified unfunded commitment liabilities for affordable housing investments from Long-term debt to Accrued expenses and other liabilities in connection with the adoption of ASU 2023-02.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2024, and there have been no material events that would require recognition in our first quarter 2024 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	61

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Mar 31, 2024	Dec 31, 2023
Trading assets:
Debt securities	$109,324	97,302
Equity securities	19,303	18,449
Loans held for sale	2,376	1,793
Gross trading derivative assets	66,055	71,990
Netting (1)	(48,599)	(54,069)
Total trading derivative assets	17,456	17,921
Total trading assets	148,459	135,465
Trading liabilities:
Short sale and other liabilities	27,913	25,471
Interest-bearing deposits	1,285	1,297
Long-term debt	2,865	2,308
Gross trading derivative liabilities	69,708	77,807
Netting (1)	(53,431)	(60,366)
Total trading derivative liabilities	16,277	17,441
Total trading liabilities	$48,340	46,517
(1)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level counterparty valuation adjustments.
Table 2.2 provides net interest income earned from trading securities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended March 31,
(in millions)	2024	2023
Net interest income:
Interest income (1)	$1,243	910
Interest expense	181	143
Total net interest income	1,062	767
Net gains (losses) from trading activities, by risk type:
Interest rate	128	487
Commodity	68	91
Equity	288	239
Foreign exchange	781	226
Credit	189	299
Total net gains from trading activities	1,454	1,342
Total trading-related net interest and noninterest income	$2,516	2,109
(1)Substantially all relates to interest income on debt and equity securities.

62	Wells Fargo & Company

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in first quarter 2024 and 2023 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
March 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$44,473	2	(1,629)	(1,627)	42,846
Securities of U.S. states and political subdivisions (2)	16,218	23	(589)	(566)	15,652
Federal agency mortgage-backed securities	80,316	80	(5,246)	(5,166)	75,150
Non-agency mortgage-backed securities (3)	2,551	1	(103)	(102)	2,449
Collateralized loan obligations	1,551	1	(1)	—	1,551
Other debt securities	571	29	(3)	26	597
Total available-for-sale debt securities, excluding portfolio level basis adjustments	145,680	136	(7,571)	(7,435)	138,245
Portfolio level basis adjustments (4)	(74)			74	—
Total available-for-sale debt securities	145,606	136	(7,571)	(7,361)	138,245
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,791	—	(1,618)	(1,618)	2,173
Securities of U.S. states and political subdivisions	18,587	1	(3,264)	(3,263)	15,324
Federal agency mortgage-backed securities	205,924	6	(35,237)	(35,231)	170,693
Non-agency mortgage-backed securities (3)	1,262	29	(101)	(72)	1,190
Collateralized loan obligations	27,420	93	(11)	82	27,502
Other debt securities	1,727	—	(77)	(77)	1,650
Total held-to-maturity debt securities	258,711	129	(40,308)	(40,179)	218,532
Total	$404,317	265	(47,879)	(47,540)	356,777
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,351	2	(1,886)	(1,884)	45,467
Securities of U.S. states and political subdivisions (2)	20,654	36	(624)	(588)	20,066
Federal agency mortgage-backed securities	63,741	111	(4,274)	(4,163)	59,578
Non-agency mortgage-backed securities (3)	2,892	1	(144)	(143)	2,749
Collateralized loan obligations	1,538	—	(5)	(5)	1,533
Other debt securities	1,025	46	(16)	30	1,055
Total available-for-sale debt securities, excluding portfolio level basis adjustments	137,201	196	(6,949)	(6,753)	130,448
Portfolio level basis adjustments (4)	(46)			46	—
Total available-for-sale debt securities	137,155	196	(6,949)	(6,707)	130,448
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,790	—	(1,503)	(1,503)	2,287
Securities of U.S. states and political subdivisions	18,624	3	(2,939)	(2,936)	15,688
Federal agency mortgage-backed securities	209,170	136	(30,918)	(30,782)	178,388
Non-agency mortgage-backed securities (3)	1,276	18	(120)	(102)	1,174
Collateralized loan obligations	28,122	75	(63)	12	28,134
Other debt securities	1,726	—	(81)	(81)	1,645
Total held-to-maturity debt securities	262,708	232	(35,624)	(35,392)	227,316
Total	$399,863	428	(42,573)	(42,099)	357,764
(1)Represents amortized cost of the securities, net of the ACL of $2 million and $1 million related to AFS debt securities at March 31, 2024, and December 31, 2023, respectively, and $96 million and $93 million related to HTM debt securities at March 31, 2024, and December 31, 2023, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $5.3 billion at March 31, 2024, and $5.5 billion at December 31, 2023.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2024, and December 31, 2023.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

Wells Fargo & Company	63

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of and transfers to HTM debt securities by major category of security. The table excludes the transfer of HTM debt securities with a fair value of $23.2 billion to AFS debt securities in first quarter 2023 in connection with the adoption of ASU 2022-01. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended March 31,
(in millions)	2024	2023
Purchases of held-to-maturity debt securities (1):
Federal agency mortgage-backed securities	$—	4,225
Non-agency mortgage-backed securities	—	26
Total purchases of held-to-maturity debt securities	—	4,251
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	—	3,687
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	3,687
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $320 million for first quarter 2023, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2024	2023
Interest income (1):
Available-for-sale	$1,366	1,240
Held-to-maturity	1,755	1,746
Total interest income	3,121	2,986
Provision for credit losses:
Available-for-sale	9	(39)
Held-to-maturity	3	(8)
Total provision for credit losses	12	(47)
Realized gains and losses (2):
Gross realized gains	23	—
Gross realized losses	(48)	—
Net realized losses	$(25)	—
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

CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2024, and December 31, 2023.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

64	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2024
Total portfolio (1)	$138,245	99%	$258,807	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$117,996	100%	$209,715	100%
Securities of U.S. states and political subdivisions	15,652	99	18,597	100
Collateralized loan obligations (3)	1,551	100	27,449	100
All other debt securities (4)	3,046	94	3,046	65
December 31, 2023
Total portfolio (1)	$130,448	99%	$262,801	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$105,045	100%	$212,960	100%
Securities of U.S. states and political subdivisions	20,066	99	18,635	100
Collateralized loan obligations (3)	1,533	100	28,154	100
All other debt securities (4)	3,804	95	3,052	64
(1)99% were rated AA- and above at both March 31, 2024, and December 31, 2023.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both March 31, 2024, and December 31, 2023.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both March 31, 2024, and December 31, 2023. Net charge-offs on debt securities were insignificant in the first quarter of both 2024 and 2023.
Purchased debt securities with credit deterioration (PCD) are not considered to be in nonaccrual status, as payments from issuers of these securities remain current. PCD securities were insignificant in the first quarter of both 2024 and 2023.

Wells Fargo & Company	65

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Unrealized Losses of Available-for-Sale Debt Securities
Table 3.5 shows the gross unrealized losses and fair value of AFS debt securities by length of time those individual securities in each category have been in a continuous loss position. Debt securities on which we have recorded credit impairment are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis, net of the allowance for credit losses.
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
March 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(4)	446	(1,625)	41,566	(1,629)	42,012
Securities of U.S. states and political subdivisions	(9)	829	(580)	8,488	(589)	9,317
Federal agency mortgage-backed securities	(110)	16,628	(5,136)	46,692	(5,246)	63,320
Non-agency mortgage-backed securities	—	—	(103)	2,448	(103)	2,448
Collateralized loan obligations	—	—	(1)	493	(1)	493
Other debt securities	(1)	61	(2)	95	(3)	156
Total available-for-sale debt securities	$(124)	17,964	(7,447)	99,782	(7,571)	117,746
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(5)	942	(1,881)	43,722	(1,886)	44,664
Securities of U.S. states and political subdivisions	(12)	1,405	(612)	11,247	(624)	12,652
Federal agency mortgage-backed securities	(76)	7,149	(4,198)	41,986	(4,274)	49,135
Non-agency mortgage-backed securities	(1)	42	(143)	2,697	(144)	2,739
Collateralized loan obligations	—	—	(5)	979	(5)	979
Other debt securities	—	—	(16)	420	(16)	420
Total available-for-sale debt securities	$(94)	9,538	(6,855)	101,051	(6,949)	110,589
(1)Gross unrealized losses exclude portfolio level basis adjustments.
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
For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.

66	Wells Fargo & Company

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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2024
Available-for-sale debt securities (1)(2):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$44,473	15,610	26,428	1,015	1,420
Fair value	42,846	15,416	25,140	937	1,353
Weighted average yield	1.70%	2.20	1.43	1.50	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$16,218	1,368	3,556	4,248	7,046
Fair value	15,652	1,367	3,523	3,934	6,828
Weighted average yield	3.38%	4.25	3.80	3.08	3.19
Federal agency mortgage-backed securities
Amortized cost, net	$80,316	5	139	700	79,472
Fair value	75,150	5	135	655	74,355
Weighted average yield	4.01%	2.93	2.15	2.56	4.03
Non-agency mortgage-backed securities
Amortized cost, net	$2,551	—	—	105	2,446
Fair value	2,449	—	—	77	2,372
Weighted average yield	5.13%	—	—	5.36	5.12
Collateralized loan obligations
Amortized cost, net	$1,551	—	—	1,020	531
Fair value	1,551	—	—	1,019	532
Weighted average yield	6.98%	—	—	7.02	6.92
Other debt securities
Amortized cost, net	$571	57	154	336	24
Fair value	597	57	158	339	43
Weighted average yield	5.63%	3.35	6.70	5.79	1.89
Total available-for-sale debt securities
Amortized cost, net	$145,680	17,040	30,277	7,424	90,939
Fair value	138,245	16,845	28,956	6,961	85,483
Weighted average yield	3.29%	2.36	1.72	3.51	3.97
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.
(2)Amortized cost, net excludes portfolio level basis adjustments of $(74) million.

Wells Fargo & Company	67

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2024
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,791	—	—	—	3,791
Fair value	2,173	—	—	—	2,173
Weighted average yield	1.59%	—	—	—	1.59
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,587	208	497	621	17,261
Fair value	15,324	207	480	602	14,035
Weighted average yield	2.37%	2.39	1.90	2.74	2.37
Federal agency mortgage-backed securities
Amortized cost, net	$205,924	—	—	—	205,924
Fair value	170,693	—	—	—	170,693
Weighted average yield	2.36%	—	—	—	2.36
Non-agency mortgage-backed securities
Amortized cost, net	$1,262	—	30	36	1,196
Fair value	1,190	—	34	36	1,120
Weighted average yield	3.28%	—	4.63	4.34	3.21
Collateralized loan obligations
Amortized cost, net	$27,420	—	—	15,800	11,620
Fair value	27,502	—	—	15,868	11,634
Weighted average yield	6.99%	—	—	7.10	6.83
Other debt securities
Amortized cost, net	$1,727	—	1,727	—	—
Fair value	1,650	—	1,650	—	—
Weighted average yield	4.47%	—	4.47	—	—
Total held-to-maturity debt securities
Amortized cost, net	$258,711	208	2,254	16,457	239,792
Fair value	218,532	207	2,164	16,506	199,655
Weighted average yield	2.86%	2.39	3.91	6.93	2.57
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

68	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1:. Equity Securities

(in millions)	Mar 31, 2024	Dec 31, 2023
Held for trading at fair value:
Marketable equity securities	$9,718	9,509
Nonmarketable equity securities	9,585	8,940
Total equity securities held for trading (1)	19,303	18,449
Not held for trading:
Equity securities at fair value	1,954	1,392
Tax credit investments (2)	21,185	20,016
Private equity (3)	12,249	12,203
Federal Reserve Bank stock and other at cost (4)	4,865	5,276
Total equity securities not held for trading	40,253	38,887
Total equity securities	$59,556	57,336
(1)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)Includes affordable housing investments of $12.5 billion and $12.9 billion at March 31, 2024, and December 31, 2023, respectively, and renewable energy investments of $8.4 billion and $6.8 billion at March 31, 2024, and December 31, 2023, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(3)Includes nonmarketable equity securities accounted for under the measurement alternative of $9.1 billion at both March 31, 2024, and December 31, 2023, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(4)Includes $3.5 billion of investments in Federal Reserve Bank stock at both March 31, 2024, and December 31, 2023, and $1.3 billion and $1.7 billion of investments in Federal Home Loan Bank stock at March 31, 2024, and December 31, 2023, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2024	2023
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$7	(37)
Nonmarketable equity securities	4	(1)
Total equity securities carried at fair value	11	(38)
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(197)	(490)
Net unrealized gains (2)	127	151
Net realized gains from sale	77	20
Total nonmarketable equity securities not carried at fair value	7	(319)
Total net gains (losses) from equity securities not held for trading	$18	(357)
(1)Includes amounts related to venture capital and private equity investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	69

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2024	2023
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$127	161
Gross unrealized losses from observable price changes	—	(10)
Impairment write-downs	(169)	(482)
Net realized gains from sale	62	12
Total net gains (losses) recognized during the period	$20	(319)
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2024	Dec 31, 2023
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,684	7,614
Gross unrealized losses from observable price changes	(44)	(44)
Impairment write-downs	(3,881)	(3,772)

70	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at both March 31, 2024, and December 31, 2023.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2024, we reversed accrued interest receivable of $15 million for our commercial portfolio segment and $96 million for our consumer portfolio segment, compared with $9 million and $55 million, respectively, for the same period a year ago.

Table 5.1: Loans Outstanding

(in millions)	Mar 31, 2024	Dec 31, 2023
Commercial and industrial	$372,963	380,388
Commercial real estate	148,786	150,616
Lease financing	16,579	16,423
Total commercial	538,328	547,427
Residential mortgage	257,622	260,724
Credit card	52,035	52,230
Auto	46,202	47,762
Other consumer (1)	28,597	28,539
Total consumer	384,456	389,255
Total loans	$922,784	936,682
(1)Includes $18.8 billion and $18.3 billion at March 31, 2024, and December 31, 2023, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2024	Dec 31, 2023
Commercial and industrial	$68,392	72,215
Commercial real estate	6,309	6,916
Lease financing	665	697
Total non-U.S. commercial loans	$75,366	79,828
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$230	1	231	416	3	419
Sales and net transfers (to)/from LHFS	(422)	(66)	(488)	(1,115)	(1)	(1,116)

Wells Fargo & Company	71

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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At both March 31, 2024, and December 31, 2023, we had $1.1 billion of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2024	Dec 31, 2023
Commercial and industrial	$391,006	388,043
Commercial real estate	17,014	20,851
Total commercial	408,020	408,894
Residential mortgage (1)	29,089	29,754
Credit card	159,373	156,012
Other consumer	8,806	8,847
Total consumer	197,268	194,613
Total unfunded credit commitments	$605,288	603,507
(1)Includes lines of credit totaling $27.4 billion and $28.6 billion as of March 31, 2024, and December 31, 2023, respectively.

72	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $226 million from
December 31, 2023, reflecting decreases for commercial real estate loans and auto loans, partially offset by increases for credit card loans.

Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2024	2023
Balance, beginning of period	$15,088	13,609
Cumulative effect from change in accounting policy (1)	—	(429)
Balance, beginning of period, adjusted	15,088	13,180
Provision for credit losses	926	1,129
Loan charge-offs:
Commercial and industrial	(172)	(101)
Commercial real estate	(192)	(27)
Lease financing	(11)	(7)
Total commercial	(375)	(135)
Residential mortgage	(19)	(28)
Credit card	(664)	(424)
Auto	(191)	(217)
Other consumer	(147)	(105)
Total consumer	(1,021)	(774)
Total loan charge-offs	(1,396)	(909)
Loan recoveries:
Commercial and industrial	24	58
Commercial real estate	5	10
Lease financing	5	4
Total commercial	34	72
Residential mortgage	32	39
Credit card	87	80
Auto	79	96
Other consumer	15	18
Total consumer	213	233
Total loan recoveries	247	305
Net loan charge-offs	(1,149)	(604)
Other	(3)	—
Balance, end of period	$14,862	13,705
Components:
Allowance for loan losses	$14,421	13,120
Allowance for unfunded credit commitments	441	585
Allowance for credit losses	$14,862	13,705
Net loan charge-offs (annualized) as a percentage of average total loans	0.50%	0.26
Allowance for loan losses as a percentage of total loans	1.56	1.38
Allowance for credit losses for loans as a percentage of total loans	1.61	1.45
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1,2023. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.

Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$8,412	6,676	15,088	6,956	6,653	13,609
Cumulative effect from change in accounting policy (1)	—	—	—	27	(456)	(429)
Balance, beginning of period, adjusted	8,412	6,676	15,088	6,983	6,197	13,180
Provision for credit losses	249	677	926	304	825	1,129
Loan charge-offs	(375)	(1,021)	(1,396)	(135)	(774)	(909)
Loan recoveries	34	213	247	72	233	305
Net loan charge-offs	(341)	(808)	(1,149)	(63)	(541)	(604)
Other	(3)	—	(3)	—	—	—
Balance, end of period	$8,317	6,545	14,862	7,224	6,481	13,705
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1,2023. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.
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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At March 31, 2024, we had $503.9 billion and $34.4 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the quarter ended March 31, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

74	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
March 31, 2024
Commercial and industrial
Pass	$12,817	32,552	34,836	19,454	9,338	14,093	234,837	290	358,217
Criticized	223	1,023	1,709	1,225	227	500	9,839	—	14,746
Total commercial and industrial	13,040	33,575	36,545	20,679	9,565	14,593	244,676	290	372,963
Gross charge-offs (1)	5	31	5	16	4	2	109	—	172
Commercial real estate
Pass	4,377	17,152	31,917	29,656	10,857	29,358	6,928	163	130,408
Criticized	1,121	2,279	4,296	4,609	1,349	4,335	389	—	18,378
Total commercial real estate	5,498	19,431	36,213	34,265	12,206	33,693	7,317	163	148,786
Gross charge-offs	—	54	23	16	26	73	—	—	192
Lease financing
Pass	1,039	5,675	3,549	2,160	1,008	1,825	—	—	15,256
Criticized	76	392	297	170	96	292	—	—	1,323
Total lease financing	1,115	6,067	3,846	2,330	1,104	2,117	—	—	16,579
Gross charge-offs	—	3	4	2	1	1	—	—	11
Total commercial loans	$19,653	59,073	76,604	57,274	22,875	50,403	251,993	453	538,328
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2023	2022	2021	2020	2019	Prior
December 31, 2023
Commercial and industrial
Pass	$40,966	38,756	21,702	7,252	10,024	8,342	239,456	348	366,846
Criticized	892	1,594	1,237	160	204	480	8,975	—	13,542
Total commercial and industrial	41,858	40,350	22,939	7,412	10,228	8,822	248,431	348	380,388
Gross charge-offs (1)	102	22	53	11	8	7	307	—	510
Commercial real estate
Pass	18,181	33,557	30,629	12,001	11,532	19,686	6,537	163	132,286
Criticized	2,572	4,091	4,597	1,822	2,748	2,141	359	—	18,330
Total commercial real estate	20,753	37,648	35,226	13,823	14,280	21,827	6,896	163	150,616
Gross charge-offs	20	107	32	134	197	103	—	—	593
Lease financing
Pass	5,593	3,846	2,400	1,182	798	1,518	—	—	15,337
Criticized	345	292	182	98	84	85	—	—	1,086
Total lease financing	5,938	4,138	2,582	1,280	882	1,603	—	—	16,423
Gross charge-offs	3	8	8	5	4	3	—	—	31
Total commercial loans	$68,549	82,136	60,747	22,515	25,390	32,252	255,327	511	547,427
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	75

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.

Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
March 31, 2024
Commercial and industrial	$371,711	466	36	750	372,963
Commercial real estate	144,258	445	170	3,913	148,786
Lease financing	16,336	167	—	76	16,579
Total commercial loans	$532,305	1,078	206	4,739	538,328
December 31, 2023
Commercial and industrial	$379,099	584	43	662	380,388
Commercial real estate	145,721	562	145	4,188	150,616
Lease financing	16,177	182	—	64	16,423
Total commercial loans	$540,997	1,328	188	4,914	547,427

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
LTV is the ratio of the outstanding loan balance divided by the property collateral value. For junior lien mortgages, we use the total combined loan balance of first and junior lien mortgages (including unused line of credit amounts). We obtain LTVs using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1.5 million or more, as the AVM values have proven less accurate for these properties. Generally, we update LTVs on a quarterly basis. Certain loans do not have an LTV due to a lack of industry data availability and portfolios acquired from or serviced by other institutions.
Gross charge-offs by loan class are included in the following tables for the quarter ended March 31, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.
Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

76	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024
By delinquency status:
Current-29 DPD	$1,942	12,813	45,517	61,789	34,677	77,851	7,340	6,617	248,546
30-89 DPD	—	5	59	80	22	744	35	146	1,091
90+ DPD	—	—	23	12	8	345	23	187	598
Government insured/guaranteed loans (1)	—	6	19	37	99	7,226	—	—	7,387
Total	$1,942	12,824	45,618	61,918	34,806	86,166	7,398	6,950	257,622
By updated FICO:
740+	$1,838	11,872	42,080	58,246	32,807	67,363	5,780	4,023	224,009
700-739	95	649	2,265	2,400	1,223	5,180	806	935	13,553
660-699	8	203	826	821	397	2,468	383	597	5,703
620-659	—	33	205	182	114	1,043	139	309	2,025
<620	—	29	131	119	56	1,310	172	479	2,296
No FICO available	1	32	92	113	110	1,576	118	607	2,649
Government insured/guaranteed loans (1)	—	6	19	37	99	7,226	—	—	7,387
Total	$1,942	12,824	45,618	61,918	34,806	86,166	7,398	6,950	257,622
By updated LTV:
0-80%	$1,936	11,588	39,371	60,654	34,320	78,302	7,271	6,795	240,237
80.01-100%	5	1,140	6,012	1,119	306	400	98	106	9,186
>100% (2)	—	64	167	59	23	53	17	24	407
No LTV available	1	26	49	49	58	185	12	25	405
Government insured/guaranteed loans (1)	—	6	19	37	99	7,226	—	—	7,387
Total	$1,942	12,824	45,618	61,918	34,806	86,166	7,398	6,950	257,622
Gross charge-offs	$—	—	—	1	—	11	—	7	19
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$13,192	46,065	62,529	35,124	19,364	60,391	8,044	6,735	251,444
30-89 DPD	6	70	58	28	30	724	41	151	1,108
90+ DPD	—	18	12	8	14	327	24	201	604
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated FICO:
740+	$12,243	42,550	58,827	33,232	18,000	50,938	6,291	4,092	226,173
700-739	679	2,324	2,510	1,219	888	4,478	883	979	13,960
660-699	185	843	861	422	310	2,261	417	601	5,900
620-659	45	227	179	110	66	978	150	322	2,077
<620	11	122	100	64	46	1,245	174	464	2,226
No FICO available	35	87	122	113	98	1,542	194	629	2,820
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated LTV:
0-80%	$12,434	39,624	61,421	34,833	19,123	61,043	7,903	6,923	243,304
80.01-100%	687	6,286	1,065	232	203	207	103	114	8,897
>100% (2)	51	193	57	33	31	38	21	24	448
No LTV available	26	50	56	62	51	154	82	26	507
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
Gross charge-offs	$—	1	—	—	2	63	4	66	136
(1)Government insured or guaranteed loans represent loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $2.7 billion and $2.6 billion at March 31, 2024, and December 31, 2023, respectively.
(2)Reflects total loan balances with LTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV.

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.
The revolving loans converted to term loans in the credit
card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 5.10: Credit Quality Indicators for Credit Card Loans

	March 31, 2024			December 31, 2023
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$50,141	392	50,533	50,428	350	50,778
30-89 DPD	638	51	689	660	49	709
90+ DPD	780	33	813	717	26	743
Total	$51,559	476	52,035	51,805	425	52,230
By updated FICO:
740+	$19,442	24	19,466	19,153	21	19,174
700-739	11,612	57	11,669	11,727	51	11,778
660-699	10,341	93	10,434	10,592	84	10,676
620-659	5,047	85	5,132	5,273	76	5,349
<620	4,923	215	5,138	4,861	192	5,053
No FICO available	194	2	196	199	1	200
Total	$51,559	476	52,035	51,805	425	52,230
Gross charge-offs	$627	37	664	1,909	100	2,009

78	Wells Fargo & Company

Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
March 31, 2024
By delinquency status:
Current-29 DPD	$3,925	12,596	11,844	11,038	3,705	1,979	45,087
30-89 DPD	2	47	285	437	152	104	1,027
90+ DPD	—	5	29	37	10	7	88
Total	$3,927	12,648	12,158	11,512	3,867	2,090	46,202
By updated FICO:
740+	$2,762	8,382	6,023	4,847	1,555	830	24,399
700-739	651	1,954	1,734	1,612	585	308	6,844
660-699	391	1,286	1,534	1,491	521	265	5,488
620-659	92	576	1,009	1,052	353	182	3,264
<620	31	448	1,834	2,468	828	481	6,090
No FICO available	—	2	24	42	25	24	117
Total	$3,927	12,648	12,158	11,512	3,867	2,090	46,202
Gross charge-offs	$—	11	71	82	18	9	191
	Term loans by origination year
(in millions)	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
By delinquency status:
Current-29 DPD	$14,022	13,052	12,376	4,335	2,161	448	46,394
30-89 DPD	43	328	545	195	106	40	1,257
90+ DPD	4	34	49	14	7	3	111
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
By updated FICO:
740+	$9,460	6,637	5,487	1,853	963	176	24,576
700-739	2,232	1,969	1,861	701	347	68	7,178
660-699	1,405	1,745	1,729	623	295	61	5,858
620-659	572	1,162	1,228	425	195	46	3,628
<620	388	1,876	2,621	915	452	130	6,382
No FICO available	12	25	44	27	22	10	140
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
Gross charge-offs	$15	265	392	99	52	9	832

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
March 31, 2024
By delinquency status:
Current-29 DPD	$576	2,825	1,843	473	145	120	22,359	116	28,457
30-89 DPD	—	25	25	7	1	3	15	7	83
90+ DPD	—	12	13	3	—	1	15	13	57
Total	$576	2,862	1,881	483	146	124	22,389	136	28,597
By updated FICO:
740+	$450	1,576	786	209	76	49	1,042	34	4,222
700-739	77	559	347	89	20	19	481	16	1,608
660-699	21	380	307	84	13	15	362	16	1,198
620-659	2	128	139	35	5	8	139	10	466
<620	1	98	149	44	6	11	150	18	477
No FICO available (1)	25	121	153	22	26	22	20,215	42	20,626
Total	$576	2,862	1,881	483	146	124	22,389	136	28,597
Gross charge-offs (2)	$13	60	39	11	2	2	17	3	147
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$3,273	2,132	571	167	93	61	21,988	106	28,391
30-89 DPD	24	32	9	1	1	2	17	6	92
90+ DPD	9	14	3	1	—	1	15	13	56
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
By updated FICO:
740+	$1,911	926	265	85	36	28	1,152	27	4,430
700-739	642	409	107	27	14	10	507	16	1,732
660-699	403	365	93	16	11	8	395	16	1,307
620-659	129	166	45	6	6	5	147	11	515
<620	75	152	49	8	8	6	152	17	467
No FICO available (1)	146	160	24	27	19	7	19,667	38	20,088
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
Gross charge-offs (2)	$178	158	52	9	9	6	62	11	485
(1)Substantially all loans do not require a FICO score and are revolving securities-based loans originated by the WIM operating segment.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

80	Wells Fargo & Company

NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	2024	2023
Commercial and industrial	$750	662	94	149	9	5
Commercial real estate	3,913	4,188	31	107	4	8
Lease financing	76	64	14	10	—	—
Total commercial	4,739	4,914	139	266	13	13
Residential mortgage	3,193	3,192	2,027	2,047	44	47
Auto	109	115	—	—	4	5
Other consumer	34	35	—	—	1	1
Total consumer	3,336	3,342	2,027	2,047	49	53
Total nonaccrual loans	$8,075	8,256	2,166	2,313	62	66
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $738 million and $837 million at March 31, 2024, and December 31, 2023, respectively, which included $578 million and $660 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2024	Dec 31, 2023
Total:	$3,831	3,751
Less: FHA insured/VA guaranteed (1)	2,663	2,646
Total, not government insured/guaranteed	$1,168	1,105
By segment and class, not government insured/guaranteed:
Commercial and industrial	$36	43
Commercial real estate	170	145
Total commercial	206	188
Residential mortgage	31	31
Credit card	813	743
Auto	75	101
Other consumer	43	42
Total consumer	962	917
Total, not government insured/guaranteed	$1,168	1,105
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.
The following disclosures were added on a prospective basis as a result of our adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. These disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. Additionally, where amortized cost balances are presented below, accrued interest receivable is not included. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the first quarter of both 2024 and 2023.
For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 5 (Loans and Related Allowance for Credit Losses) in our 2023 Form 10-K.
Table 5.15 presents the amortized cost of modified commercial loans and the related financial effects of these modifications.
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2024	2023
Commercial and industrial modifications:
Term extension	$169	112
All other modifications and combinations	19	25
Total commercial and industrial modifications	$188	137
Total commercial and industrial modifications as a % of loan class	0.05%	0.04
Financial effects:
Weighted average interest rate reduction (1)	12.60%	13.66
Weighted average payments deferred (months)	7	6
Weighted average term extension (months)	12	6

Commercial real estate modifications:
Term extension	$100	56
All other modifications and combinations	2	16
Total commercial real estate modifications	$102	72
Total commercial real estate modifications as a % of loan class	0.07%	0.05
Financial effects:
Weighted average interest rate reduction	1.59%	2.80
Weighted average payments deferred (months)	—	6
Weighted average term extension (months)	28	20
(1) Includes modifications for small business credit card customers.

82	Wells Fargo & Company

Commercial loans that received a modification in the past 12 months as of March 31, 2024, and subsequently defaulted in first quarter 2024, were insignificant. Commercial loans that received a modification in the first quarter of 2023, and subsequently defaulted in the same period were insignificant.
Table 5.16 provides past due information as of March 31, 2024, for commercial loans that received a modification in the past 12 months and past due information for commercial loans that received a modification in the first quarter of 2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred on these modifications during the first quarter of both 2024 and 2023.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2024
Commercial and industrial	$404	10	3	417	39
Commercial real estate	488	4	28	520	—
Total commercial	$892	14	31	937	39
March 31, 2023
Commercial and industrial	$115	19	—	134	10
Commercial real estate	70	1	—	71	—
Total commercial	$185	20	—	205	10
Table 5.17 presents the amortized cost of modified consumer loans and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant for the first quarter of both 2024 and 2023.

Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $116 million and $161 million at March 31, 2024 and 2023, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2024	2023
Residential mortgage modifications:
Payment delay (1)	$85	376
Term extension	20	25
Term extension and payment delay	18	30
Interest rate reduction, and term extension, and payment delay	12	31
All other modifications and combinations	13	20
Total residential mortgage modifications	$148	482
Total residential mortgage modifications as a % of loan class	0.06%	0.18
Financial effects:
Weighted average interest rate reduction	1.77%	1.58
Weighted average payments deferred (months) (2)	6	3
Weighted average term extension (years)	10.8	10.2

Credit card modifications:
Interest rate reduction	$183	122
Total credit card modifications	$183	122
Total credit card modifications as a % of loan class	0.35%	0.27
Financial effects:
Weighted average interest rate reduction	21.94%	21.64
(1)Includes residential mortgage loan modifications that defer a set amount of principal to the end of the loan term.
(2)Excludes the financial effects of residential mortgage loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 23.7 years in first quarter 2024 and 27.1 years in first quarter 2023.

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
Consumer loans that received a modification within the past 12 months as of March 31, 2024, and subsequently defaulted in first quarter 2024, totaled $111 million. A significant portion of these defaults related to payment delay modifications in the residential mortgage loan portfolio. Consumer loans that received a modification in the first quarter of 2023, and subsequently defaulted in the same period totaled $21 million and predominantly related to payment delay modifications in the residential mortgage loan portfolio.
Table 5.18 provides past due information as of March 31, 2024 for consumer loans that received a modification in the past 12 months and past due information for consumer loans that received a modification in the first quarter of 2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred on these modifications during the first quarter of both 2024 and 2023.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2024
Residential mortgage	$523	144	192	859	2
Credit card (1)	433	72	63	568	49
Total consumer	$956	216	255	1,427	51
March 31, 2023
Residential mortgage (2)	$124	14	19	157	1
Credit card (1)	75	28	19	122	4
Total consumer	$199	42	38	279	5
(1)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
(2)Includes loans that were past due prior to entering a payment delay modification. Delinquency advancement is paused during the deferral period and resumes upon exit.
Commitments to lend additional funds on commercial loans modified during the first quarter of 2024 and 2023, were $142 million and $30 million, respectively, substantially all of which were in the commercial and industrial portfolio.
Commitments to lend additional funds on consumer loans modified during the first quarter of both 2024 and 2023, were insignificant.

84	Wells Fargo & Company

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the fair value method to residential mortgage
servicing rights (MSRs) and apply the amortization method to commercial MSRs. Table 6.1 presents MSRs, including the changes in MSRs measured using the fair value method and the amortization method.
Table 6.1: Mortgage Servicing Rights

	Quarter ended March 31,
(in millions)	2024	2023
Residential MSRs at fair value, beginning of period	$7,468	9,310
Originations/purchases	19	48
Sales and other	(263)	7
Net additions	(244)	55
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	277	(181)
Servicing and foreclosure costs	(16)	1
Discount rates	(8)	(25)
Prepayment estimates and other (2)	(2)	(20)
Net changes in valuation inputs or assumptions	251	(225)
Changes due to collection/realization of expected cash flows (3)	(226)	(321)
Total changes in fair value	25	(546)
Residential MSRs at fair value, end of period	7,249	8,819
Commercial MSRs at amortized cost, end of period (4)	999	1,131
Total MSRs	$8,248	9,950
(1)Includes prepayment rate changes due to changes in market interest rates. Residential MSRs are economically hedged with derivative instruments to reduce exposure to changes in market interest rates.
(2)Represents other changes in valuation model inputs or assumptions, including prepayment rate estimation changes that are independent of mortgage interest rate changes.
(3)Represents the reduction in the residential MSR fair value for the cash flows expected to be collected during the period, net of income accreted due to the passage of time.
(4)The estimated fair value of commercial MSRs was $1.7 billion and $2.0 billion, at March 31, 2024 and 2023, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Values of Assets and Liabilities) for additional information on key assumptions for residential MSRs.
Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2024	Dec 31, 2023
Fair value of interests held	$7,249	7,468
Expected weighted-average life (in years)	6.3	6.3

Key assumptions:
Prepayment rate assumption (1)	8.7%	8.9
Impact on fair value from 10% adverse change	$213	224
Impact on fair value from 25% adverse change	511	538

Discount rate assumption	9.7%	9.4
Impact on fair value from 100 basis point increase	$283	294
Impact on fair value from 200 basis point increase	543	565

Cost to service assumption ($ per loan)	108	105
Impact on fair value from 10% adverse change	139	148
Impact on fair value from 25% adverse change	344	369
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
result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	85

Note 6:  Mortgage Banking Activities (continued)
We present information for our managed servicing portfolio in Table 6.3 using unpaid principal balance for loans serviced and subserviced for others and carrying value for owned loans serviced.
As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors and are generally reimbursed within a short timeframe from cash flows from the trust, government-
sponsored enterprises (GSEs), insurer, or borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. Servicing advances on owned loans are written-off when deemed uncollectible.
Table 6.3: Managed Servicing Portfolio

	Mar 31, 2024		Dec 31, 2023
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others	$536	545	560	548
Owned loans serviced	259	126	262	128
Total managed servicing portfolio	795	671	822	676
Total serviced for others, excluding subserviced for others	528	535	560	539
MSRs as a percentage of loans serviced for others	1.37%	0.19	1.33	0.19
Weighted average note rate (mortgage loans serviced for others)	3.73	5.26	3.76	5.27
Servicer advances, net of an allowance for uncollectible amounts ($ in millions)	$966	1,065	1,103	1,031

Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2024	2023
Contractually specified servicing fees, late charges and ancillary fees		$474	567
Unreimbursed servicing costs (1)		(46)	(33)
Amortization for commercial MSRs (2)		(57)	(61)
Changes due to collection/realization of expected cash flows (3)	(A)	(226)	(321)
Net servicing fees		145	152
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	251	(225)
Net derivative losses from economic hedges (5)		(271)	185
Market-related valuation changes to residential MSRs, net of hedge results		(20)	(40)
Total net servicing income		125	112
Net gains on mortgage loan originations/sales (6)		105	120
Total mortgage banking noninterest income		$230	232
Total changes in residential MSRs carried at fair value	(A)+(B)	$25	(546)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $171 million for the remainder of 2024, and $200 million, $161 million, $127 million, $107 million, and $77 million for the years ended December 31, 2025, 2026, 2027, 2028, and 2029, respectively.
(3)Represents the reduction in the cash flows expected to be collected during the period, net of income accreted due to the passage of time, for residential MSRs measured using the fair value method.
(4)Refer to the analysis of changes in residential MSRs presented in Table 6.1 in this Note for more detail.
(5)See Note 11 (Derivatives) for additional information on economic hedges for residential MSRs.
(6)Includes net gains (losses) of $37 million and $(39) million in first quarter 2024 and 2023, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

86	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $107 million and $118 million at March 31, 2024, and December 31, 2023, respectively.
Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2023	$16,418	2,933	5,375	344	105	25,175
Foreign currency translation	—	(2)	—	—	—	(2)
March 31, 2024	$16,418	2,931	5,375	344	105	25,173
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Mar 31, 2024	Dec 31, 2023
Corporate/bank-owned life insurance (1)	$19,692	19,705
Accounts receivable (2)	32,440	30,541
Interest receivable:
AFS and HTM debt securities	1,574	1,616
Loans	3,839	3,933
Trading and other	1,418	1,211
Operating lease assets (lessor)	5,509	5,558
Operating lease ROU assets (lessee)	3,450	3,412
Other (3)	12,661	12,839
Total other assets	$80,583	78,815
(1)Corporate/bank-owned life insurance is recorded at cash surrender value.
(2)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances, which are recorded at amortized cost.
(3)Primarily includes income tax receivables, prepaid expenses, foreclosed assets, and venture capital and private equity investments in consolidated portfolio companies.

Wells Fargo & Company	87

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2023 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $164 million and $177 million in first quarter 2024 and 2023, respectively.
Table 8.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2024	2023
Interest income on lease financing	$216	169
Other lease revenue:
Variable revenue on lease financing	25	25
Fixed revenue on operating leases	239	249
Variable revenue on operating leases	9	11
Other lease-related revenue (1)	148	62
Noninterest income on leases	421	347
Total leasing revenue	$637	516
(1)    Includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 8.2 presents balances for our operating leases.

Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2024	Dec 31, 2023
ROU assets	$3,450	3,412
Lease liabilities	4,068	4,060
Total lease costs, which are predominantly included in occupancy expense, were $293 million and $306 million in first quarter 2024 and 2023, respectively.

88	Wells Fargo & Company

Note 9: Preferred Stock
We are authorized to issue 20 million shares of preferred stock, without par value. Outstanding preferred shares rank senior to common shares both as to the payment of dividends and liquidation preferences but have no general voting rights. All outstanding preferred stock with a liquidation preference value, except for Series L Preferred Stock, may be redeemed for the liquidation preference value, plus any accrued but unpaid dividends, on any dividend payment date on or after the earliest redemption date for that series. Additionally, these same series of preferred stock may be redeemed following a “regulatory capital treatment event,” as described in the terms of each series. Capital actions, including redemptions of our preferred stock, may be subject to regulatory approval or conditions.
In addition, we are authorized to issue 4 million shares of preference stock, without par value. We have not issued any preference shares under this authorization. If issued, preference shares would be limited to one vote per share.
In March 2024, we redeemed our Preferred Stock, Series R.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		March 31, 2024				December 31, 2023
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,981	3,968	3,200	4,025,000	3,967,981	3,968	3,200
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2024	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Total		4,742,300	4,680,827	$19,376	18,608	4,776,800	4,714,427	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended March 31, 2024, and March 31, 2023.

Wells Fargo & Company	89

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

COMPANY 401(K) PLAN LITIGATION On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan.

HIRING PRACTICES MATTERS Government agencies, including the United States Department of Justice and the SEC, have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California.
INTERCHANGE LITIGATION Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, against Wells Fargo Bank, N.A., Wells Fargo & Company, Wachovia Bank, N.A., and
Wachovia Corporation regarding the interchange fees associated with Visa and MasterCard payment card transactions. Visa, MasterCard, and several other banks and bank holding companies are also named as defendants in these actions. These actions have been consolidated in the United States District Court for the Eastern District of New York. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages as well as injunctive relief. Plaintiff merchants allege that Visa, MasterCard, and payment card issuing banks unlawfully colluded to set interchange rates. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. Wells Fargo and Wachovia, along with other defendants and entities, are parties to Loss and Judgment Sharing Agreements, which provide that they, along with other entities, will share, based on a formula, in any losses from the Interchange Litigation. On July 13, 2012, Visa, MasterCard, and the financial institution defendants, including Wells Fargo, signed a memorandum of understanding with plaintiff merchants to resolve the consolidated class action and reached a separate settlement in principle of the consolidated individual actions. The settlement payments to be made by all defendants in the consolidated class and individual actions totaled approximately $6.6 billion before reductions applicable to certain merchants opting out of the settlement. The class settlement also provided for the distribution to class merchants of 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months. The district court granted final approval of the settlement, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. Other merchants opted out of the settlement and are pursuing several individual actions. On June 30, 2016, the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the United States District Court for the Eastern District of New York for further proceedings. On November 30, 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties have entered into a settlement agreement to resolve the damages class claims pursuant to which defendants will pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining from the 2012 settlement and $900 million in additional funding. The Company’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was appealed to the United States Court of Appeals for the Second Circuit by settlement objector merchants. On March 15, 2023, the Second Circuit affirmed the damages class settlement. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and MasterCard entered into a settlement agreement with the equitable relief class to resolve the equitable relief class claims, which is subject to court approval. Several of the opt-out and direct action litigations have been settled while others remain pending.
RMBS TRUSTEE LITIGATION In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential

90	Wells Fargo & Company

mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, the Company entered into an agreement with IKB to resolve IKB’s claims. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.
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
ZELLE INVESTIGATION Government authorities have been conducting formal or informal inquiries or investigations regarding the handling of customer disputes related to fund transfers made through the Zelle Network.
OUTLOOK As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.8 billion as of March 31, 2024. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	91

Note 11: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation trading purposes. For additional information on our derivative activities, see Note 14 (Derivatives) in our 2023 Form 10-K.
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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2024			December 31, 2023
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$368,567	480	730	357,096	639	570
Commodity contracts	3,205	23	12	2,600	24	12
Foreign exchange contracts	3,848	22	459	4,193	60	395
Total derivatives designated as qualifying hedging instruments		525	1,201		723	977
Derivatives not designated as hedging instruments
Interest rate contracts	11,187,286	29,906	35,038	10,409,720	31,806	36,312
Commodity contracts	85,706	3,141	2,500	88,491	2,717	2,734
Equity contracts	466,301	15,635	15,462	438,458	13,305	13,810
Foreign exchange contracts	2,405,527	17,800	17,970	2,273,383	24,707	26,762
Credit contracts	64,705	114	65	60,439	113	44
Total derivatives not designated as hedging instruments		66,596	71,035		72,648	79,662
Total derivatives before netting		67,121	72,236		73,371	80,639
Netting		(49,468)	(55,120)		(55,148)	(62,144)
Total		$17,653	17,116		18,223	18,495
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
Table 11.2 provides information on the fair values of derivative assets and liabilities subject to enforceable master netting arrangements, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 15 (Securities and Other Collateralized Financing Activities).

92	Wells Fargo & Company

Table 11.2: Offsetting of Derivative Assets and Liabilities

	March 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$28,486	32,274	29,040	31,809
OTC cleared	534	516	1,581	1,397
Exchange traded	153	150	195	201
Total interest rate contracts	29,173	32,940	30,816	33,407
Commodity contracts
OTC	2,493	2,072	2,014	2,254
Exchange traded	433	336	512	356
Total commodity contracts	2,926	2,408	2,526	2,610
Equity contracts
OTC	6,294	9,417	5,375	8,501
Exchange traded	6,495	4,794	4,790	3,970
Total equity contracts	12,789	14,211	10,165	12,471
Foreign exchange contracts
OTC	17,702	18,186	24,511	26,961
Total foreign exchange contracts	17,702	18,186	24,511	26,961
Credit contracts
OTC	106	55	77	39
Total credit contracts	106	55	77	39
Total derivatives subject to enforceable master netting arrangements, gross	62,696	67,800	68,095	75,488
Less: Gross amounts offset
Counterparty netting (1)	(44,030)	(43,992)	(50,692)	(50,606)
Cash collateral netting	(5,438)	(11,128)	(4,456)	(11,538)
Total derivatives subject to enforceable master netting arrangements, net	13,228	12,680	12,947	13,344
Derivatives not subject to enforceable master netting arrangements	4,425	4,436	5,276	5,151
Total derivatives recognized in consolidated balance sheet, net	17,653	17,116	18,223	18,495
Non-cash collateral	(2,130)	(2,690)	(2,587)	(4,388)
Total Derivatives, net	$15,523	14,426	15,636	14,107
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $240 million and $292 million and debit valuation adjustments related to derivative liabilities were $201 million and $222 million as of March 31, 2024, and December 31, 2023, respectively, and were primarily related to interest rate contracts.
Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. We also enter into futures contracts, forward contracts, and swap contracts to hedge our exposure to the price risk of physical commodities included in other assets on our consolidated balance sheet. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in AFS debt securities due to changes in interest rates, foreign currency rates, or both. For certain fair value hedges of interest rate risk, we use the portfolio layer method to hedge stated amounts of closed portfolios of AFS debt securities. For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income (OCI). See Note 21 (Other Comprehensive Income) for the amounts recognized in other comprehensive income.
For cash flow hedges, we use interest rate swaps to hedge the variability in interest payments received on certain interest-earning deposits with banks and certain floating-rate commercial loans. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates.
We estimate $797 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2024, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of March 31, 2024, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 8 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

Wells Fargo & Company	93

Note 11: Derivatives (continued)

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,713	3,601	(3,349)	N/A	(660)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(97)	(145)	—	(242)	242
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(907)
Total gains (losses) (pre-tax) on interest rate contracts	(97)	(145)	—	(242)	(665)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(97)	(145)	(2)	(244)	(664)
Quarter ended March 31, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,318	1,988	(2,511)	N/A	503
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(53)	(58)	—	(111)	111
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	383
Total gains (losses) (pre-tax) on interest rate contracts	(53)	(58)	—	(111)	494
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(53)	(58)	(2)	(113)	497

94	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,262	(5,811)	(3,349)	1,447	717	N/A	(660)
Interest contracts
Amounts related to cash flows on derivatives	269	(132)	(1,011)	—	—	(874)	N/A
Recognized on derivatives	576	(298)	(2,515)	—	—	(2,237)	—
Recognized on hedged items	(572)	294	2,509	—	—	2,231	N/A
Total gains (losses) (pre-tax) on interest rate contracts	273	(136)	(1,017)	—	—	(880)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(29)	—	—	(29)	N/A
Recognized on derivatives	—	—	(7)	(100)	—	(107)	4
Recognized on hedged items	—	—	7	100	—	107	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(29)	—	—	(29)	4
Commodity contracts
Recognized on derivatives	—	—	—	—	(69)	(69)	—
Recognized on hedged items	—	—	—	—	77	77	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	8	8	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$273	(136)	(1,046)	—	8	(901)	4
Quarter ended March 31, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,783	(2,761)	(2,511)	985	580	N/A	503
Interest contracts
Amounts related to cash flows on derivatives	269	(30)	(682)	—	—	(443)	N/A
Recognized on derivatives	(700)	105	2,358	—	—	1,763	—
Recognized on hedged items	692	(108)	(2,360)	—	—	(1,776)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	261	(33)	(684)	—	—	(456)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(103)	—	—	(103)	N/A
Recognized on derivatives	—	—	52	—	35	87	6
Recognized on hedged items	—	—	(60)	—	(29)	(89)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(111)	—	6	(105)	6
Commodity contracts
Recognized on derivatives	—	—	—	—	(12)	(12)	—
Recognized on hedged items	—	—	—	—	25	25	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	13	13	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$261	(33)	(795)	—	19	(548)	6

Wells Fargo & Company	95

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2024
Available-for-sale debt securities (4)(5)	$51,227	(2,901)	10,806	407
Other assets	2,158	145	—	—
Deposits	(90,162)	192	—	—
Long-term debt	(151,942)	13,447	—	—
December 31, 2023
Available-for-sale debt securities (4)	$55,898	(2,384)	13,418	504
Other assets	2,262	67	—	—
Deposits	(89,641)	(101)	—	—
Long-term debt	(146,940)	10,990	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $270 million and $404 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of March 31, 2024, and December 31, 2023, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $27 million and $675 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of March 31, 2024, and $32 million and $731 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2023, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $(74) million and $(46) million as of March 31, 2024, and December 31, 2023, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2024, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $21.8 billion from closed portfolios of financial assets totaling $21.8 billion. At December 31, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $25.8 billion from closed portfolios of financial assets totaling $28.2 billion.
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
For additional information on economic hedges and other derivatives, see Note 14 (Derivatives) in our 2023 Form 10-K.
Table 11.6 shows the net gains (losses) related to derivatives not designated as hedging instruments. Gains (losses) on customer accommodation trading derivatives are excluded from the following table. For additional information, see Note 2 (Trading Activities).
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Quarter ended March 31,
(in millions)	2024	2023
Interest rate contracts (1)	$(297)	192
Equity contracts (2)	47	47
Foreign exchange contracts (3)	152	(366)
Credit contracts (4)	8	(1)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(90)	(128)
(1)Derivative gains and (losses) related to mortgage banking activities were recorded in mortgage banking noninterest income. Other derivative gains and (losses) not related to mortgage banking were recorded in other noninterest income. For additional information on our mortgage banking interest rate contracts, see Note 6 (Mortgage Banking Activities).
(2)Includes derivative gains and (losses) used to economically hedge the deferred compensation plan, which were recorded in personnel noninterest expense, and derivative instruments related to the retained litigation risk associated with our previous sales of Visa Class B shares, which were recorded in other noninterest income.
(3)Includes derivatives used to mitigate foreign exchange risk of specified foreign currency-denominated assets and liabilities. In 2024, gains and (losses) were recorded in net gains from trading and securities within noninterest income. Prior to 2024, gains and (losses) were recorded in other noninterest income.
(4)Includes credit derivatives used to mitigate credit risk associated with lending exposure. Gains and (losses) were recorded in other noninterest income.

96	Wells Fargo & Company

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
Table 11.7 provides details of sold credit derivatives.

Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
March 31, 2024
Credit default swaps	$21,638	5,044
Risk participation swaps	6,785	4,297
Total credit derivatives	$28,423	9,341
December 31, 2023
Credit default swaps	$18,453	1,399
Risk participation swaps	6,632	6,485
Total credit derivatives	$25,085	7,884

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
Table 11.8: Credit-Risk Contingent Features

(in billions)	Mar 31, 2024	Dec 31, 2023
Net derivative liabilities with credit-risk contingent features	$21.2	23.7
Collateral posted	18.5	21.4
Additional collateral to be posted upon a below investment grade credit rating (1)	2.7	2.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	97

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
See Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K for a discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K.

FAIR VALUE HIERARCHY We classify our assets and liabilities recorded at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations based on significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K for a detailed description of the fair value hierarchy.
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

98	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.

Table 12.1: Fair Value on a Recurring Basis

	March 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$36,228	5,469	—	41,697	32,178	3,027	—	35,205
Collateralized loan obligations	—	868	66	934	—	762	64	826
Corporate debt securities	—	15,219	54	15,273	—	12,859	82	12,941
Federal agency mortgage-backed securities	—	45,274	—	45,274	—	42,944	—	42,944
Non-agency mortgage-backed securities	—	1,392	3	1,395	—	1,477	10	1,487
Other debt securities	—	4,751	—	4,751	—	3,898	1	3,899
Total trading debt securities	36,228	72,973	123	109,324	32,178	64,967	157	97,302
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	42,846	—	—	42,846	45,467	—	—	45,467
Securities of U.S. states and political subdivisions	—	15,623	29	15,652	—	20,009	57	20,066
Federal agency mortgage-backed securities	—	75,150	—	75,150	—	59,578	—	59,578
Non-agency mortgage-backed securities	—	2,449	—	2,449	—	2,748	1	2,749
Collateralized loan obligations	—	1,551	—	1,551	—	1,533	—	1,533
Other debt securities	—	433	164	597	—	892	163	1,055
Total available-for-sale debt securities	42,846	95,206	193	138,245	45,467	84,760	221	130,448
Loans held for sale	—	3,145	322	3,467	—	2,444	448	2,892
Mortgage servicing rights (residential)	—	—	7,249	7,249	—	—	7,468	7,468
Derivative assets (gross):
Interest rate contracts	153	29,636	597	30,386	195	31,434	816	32,445
Commodity contracts	—	3,139	25	3,164	—	2,723	18	2,741
Equity contracts	99	15,316	220	15,635	71	13,041	193	13,305
Foreign exchange contracts	—	17,812	10	17,822	—	24,730	37	24,767
Credit contracts	—	109	5	114	—	74	39	113
Total derivative assets (gross)	252	66,012	857	67,121	266	72,002	1,103	73,371
Equity securities:
Marketable	11,605	21	1	11,627	10,849	9	6	10,864
Nonmarketable	—	9,582	48	9,630	—	8,940	37	8,977
Total equity securities	11,605	9,603	49	21,257	10,849	8,949	43	19,841
Other assets	—	—	168	168	—	—	49	49
Total assets prior to derivative netting	$90,931	246,939	8,961	346,831	88,760	233,122	9,489	331,371
Derivative netting (1)				(49,468)				(55,148)
Total assets after derivative netting				$297,363				276,223
Derivative liabilities (gross):
Interest rate contracts	$(150)	(30,296)	(5,322)	(35,768)	(201)	(32,298)	(4,383)	(36,882)
Commodity contracts	—	(2,491)	(21)	(2,512)	—	(2,719)	(27)	(2,746)
Equity contracts	(46)	(13,597)	(1,819)	(15,462)	(35)	(12,108)	(1,667)	(13,810)
Foreign exchange contracts	—	(18,408)	(21)	(18,429)	—	(27,138)	(19)	(27,157)
Credit contracts	—	(61)	(4)	(65)	—	(39)	(5)	(44)
Total derivative liabilities (gross)	(196)	(64,853)	(7,187)	(72,236)	(236)	(74,302)	(6,101)	(80,639)
Short-sale and other liabilities	(21,476)	(6,437)	(61)	(27,974)	(19,695)	(5,776)	(83)	(25,554)
Interest-bearing deposits	—	(1,285)	—	(1,285)	—	(1,297)	—	(1,297)
Long-term debt	—	(2,865)	—	(2,865)	—	(2,308)	—	(2,308)
Total liabilities prior to derivative netting	$(21,672)	$(75,440)	(7,248)	(104,360)	(19,931)	(83,683)	(6,184)	(109,798)
Derivative netting (1)				55,120				62,144
Total liabilities after derivative netting				$(49,240)				(47,654)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level counterparty valuation adjustments. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	99

Note 12: Fair Values of Assets and Liabilities (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2024
Trading debt securities	$157	—	46	(79)	(2)	14	(13)	123	1	(6)
Available-for-sale debt securities	221	(2)	5	—	(3)	—	(28)	193	(2)	(6)
Loans held for sale	448	(2)	71	(19)	(47)	34	(163)	322	(2)	(7)
Mortgage servicing rights (residential) (8)	7,468	25	19	(263)	—	—	—	7,249	251	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(1,872)	—	—	714	—	—	(4,725)	(1,199)
Equity contracts	(1,474)	(263)	—	—	155	(45)	28	(1,599)	(128)
Other derivative contracts	43	25	—	(1)	(73)	—	—	(6)	(60)
Total derivative contracts	(4,998)	(2,110)	—	(1)	796	(45)	28	(6,330)	(1,387)	(9)
Equity securities	43	3	8	(5)	—	—	—	49	3	(6)
Other assets and liabilities	(34)	142	—	(1)	—	—	—	107	142	(10)
Quarter ended March 31, 2023
Trading debt securities	$185	1	76	(112)	(1)	—	(17)	132	1	(6)
Available-for-sale debt securities	276	(20)	69	—	(6)	233	(47)	505	(19)	(6)
Loans held for sale	793	10	73	(49)	(39)	16	(240)	564	10	(7)
Mortgage servicing rights (residential) (8)	9,310	(546)	48	7	—	—	—	8,819	(225)	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	295	—	—	267	(746)	14	(2,752)	509
Equity contracts	(1,224)	(303)	—	—	285	(38)	2	(1,278)	(2)
Other derivative contracts	9	(55)	2	(1)	37	(2)	—	(10)	(41)
Total derivative contracts	(3,797)	(63)	2	(1)	589	(786)	16	(4,040)	466	(9)
Equity securities	20	(1)	—	—	—	13	—	32	(1)	(6)
Other assets and liabilities	(167)	(26)	—	—	—	—	—	(193)	(26)	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $0 and $(16) million for first quarter 2024 and 2023, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $(2) million and $0 for first quarter 2024 and 2023, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $0 and $(15) million for first quarter 2024 and 2023, respectively. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $(2) million and $0 for first quarter 2024 and 2023, respectively.
(6)Included in net gains from trading and securities on our consolidated statement of income.
(7)Included in mortgage banking income on our consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)Included in other noninterest income on our consolidated statement of income.

100	Wells Fargo & Company

Table 12.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
The significant unobservable inputs for Level 3 assets inherent in the fair values obtained from third-party vendors are not included in the table, as the specific inputs applied are not provided by the vendor (for additional information on vendor-developed valuations, see Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K).
Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans and securities, and notional amounts for derivative instruments.
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
March 31, 2024
Trading and available-for-sale debt securities	$30		Discounted cash flow	Discount rate	3.0	-	7.1%		4.0
	123		Market comparable pricing	Comparability adjustment	(26.3)	-	26.4		(11.4)
	163		Market comparable pricing	Multiples	0.9x	-	9.8x		4.9x
Loans held for sale	208		Discounted cash flow	Default rate	0.0	-	30.3%		1.3
				Discount rate	1.5	-	15.8		9.1
				Loss severity	0.0	-	58.3		16.1
				Prepayment rate	3.2	-	13.4		10.8
	114		Market comparable pricing	Comparability adjustment	(4.1)	-	3.1		(0.2)
Mortgage servicing rights (residential)	7,249		Discounted cash flow	Cost to service per loan (1)	$52	-	539		108
				Discount rate	9.2	-	15.0%		9.7
				Prepayment rate (2)	7.1	-	23.8		8.7
Net derivative assets and (liabilities):
Interest rate contracts	(4,644)		Discounted cash flow	Discount rate	3.6	-	5.3		4.7
	(36)		Discounted cash flow	Default rate	0.4	-	1.7		0.6
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	(45)		Discounted cash flow	Fall-out factor	1.0	-	99.0		27.8
				Initial-value servicing	5.0	-	141.0	bps	45.7
Equity contracts	(987)		Discounted cash flow	Conversion factor	(6.7)	-	0.0%		(6.3)
				Weighted average life	0.2	-	1.8	yrs	0.8
	(612)		Option model	Correlation factor	(70.0)	-	99.0%		73.2
				Volatility factor	6.5	-	118.0		38.0
Insignificant Level 3 assets, net of liabilities	150
Total Level 3 assets, net of liabilities	$1,713	(3)
December 31, 2023
Trading and available-for-sale debt securities	$60		Discounted cash flow	Discount rate	2.7	-	7.3%		4.7
	157		Market comparable pricing	Comparability adjustment	(27.1)	-	20.1		(1.9)
	161		Market comparable pricing	Multiples	1.2x	-	10.3x		5.6x
Loans held for sale	359		Discounted cash flow	Default rate	0.0	-	28.0%		1.1
				Discount rate	1.7	-	15.4		9.8
				Loss severity	0.0	-	58.1		15.7
				Prepayment rate	2.6	-	12.1		10.6
	89		Market comparable pricing	Comparability adjustment	(6.4)	-	1.1		(1.1)
Mortgage servicing rights (residential)	7,468		Discounted cash flow	Cost to service per loan (1)	$52	-	527		105
				Discount rate	8.9	-	13.9%		9.4
				Prepayment rate (2)	7.3	-	24.3		8.9
Net derivative assets and (liabilities):
Interest rate contracts	(3,501)		Discounted cash flow	Discount rate	3.6	-	5.4		4.2
	(36)		Discounted cash flow	Default rate	0.4	-	5.0		1.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	22.0	-	22.0		22.0
Interest rate contracts: derivative loan commitments	(30)		Discounted cash flow	Fall-out factor	1.0	-	99.0		30.2
				Initial-value servicing	(5.5)	-	141.0	bps	10.0
Equity contracts	(1,020)		Discounted cash flow	Conversion factor	(6.9)	-	0.0%		(6.4)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(454)		Option model	Correlation factor	(67.0)	-	99.0%		73.8
				Volatility factor	6.5	-	147.0		38.6
Insignificant Level 3 assets, net of liabilities	52
Total Level 3 assets, net of liabilities	$3,305	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $52 - $164 at March 31, 2024, and $52 - $167 at December 31, 2023.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $9.0 billion and $9.5 billion and total Level 3 liabilities of $7.2 billion and $6.2 billion, before netting of derivative balances, at March 31, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	101

Note 12: Fair Values of Assets and Liabilities (continued)
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K.

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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2024, and December 31, 2023, and for which a nonrecurring fair value adjustment was recorded during the quarter ended March 31, 2024, and the year ended December 31, 2023.

Table 12.4: Fair Value on a Nonrecurring Basis

	March 31, 2024			December 31, 2023
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$385	303	688	326	297	623
Loans:
Commercial	692	—	692	1,565	—	1,565
Consumer	43	—	43	97	—	97
Total loans	735	—	735	1,662	—	1,662
Nonmarketable equity securities	395	1,396	1,791	2,086	2,354	4,440
Other assets	2,236	2	2,238	2,451	58	2,509
Total assets at fair value on a nonrecurring basis	$3,751	1,701	5,452	6,525	2,709	9,234
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Quarter ended March 31,
(in millions)	2024	2023
Loans held for sale	$(7)	(8)
Loans:
Commercial	(226)	(68)
Consumer	(175)	(214)
Total loans	(401)	(282)
Nonmarketable equity securities (1)	(71)	(339)
Other assets (2)	83	20
Total	$(396)	(609)
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

102	Wells Fargo & Company

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
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
March 31, 2024
Loans held for sale	$303	Discounted cash flow	Default rate	0.1	-	89.9%	16.8
			Discount rate	3.4	-	14.3	6.0
			Loss severity	5.0	-	58.0	16.1
			Prepayment rate	2.5	-	30.5	11.9
Nonmarketable equity securities	963	Market comparable pricing	Multiples	0.9x	-	9.8x	2.3x
	433	Market comparable pricing	Comparability Adjustment	(85.0)	-	(11.3)%	(29.7)
Insignificant Level 3 assets	2
Total	$1,701
December 31, 2023
Loans held for sale	$297	Discounted cash flow	Default rate	0.1	-	95.8%	17.5
			Discount rate	3.0	-	13.2	5.8
			Loss severity	5.4	-	58.6	16.6
			Prepayment rate	2.1	-	33.8	11.8
Nonmarketable equity securities	1,721	Market comparable pricing	Multiples	0.7x	-	27.1x	8.4x
	591	Market comparable pricing	Comparability Adjustment	(100.0)	-	(11.5)%	(42.9)
	42	Discounted cash flow	Discount rate	5.0	-	5.0	5.0
Insignificant Level 3 assets	58
Total	$2,709
(1)See Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

Wells Fargo & Company	103

Note 12: Fair Values of Assets and Liabilities (continued)
Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K.
Table 12.7 reflects differences between the fair value carrying amount of the assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.

Table 12.7: Fair Value Option

	March 31, 2024			December 31, 2023
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$3,467	3,631	(164)	2,892	3,119	(227)
Interest-bearing deposits	(1,285)	(1,287)	2	(1,297)	(1,298)	1
Long-term debt (2)	(2,865)	(3,459)	594	(2,308)	(2,864)	556
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at March 31, 2024, and December 31, 2023.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2024			2023
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains (losses) from trading and securities	Other noninterest income
Quarter ended March 31,
Loans held for sale	$23	18	—	97	12	(4)
Interest-bearing deposits	—	2	—	—	—	—
Long-term debt	—	41	—	—	(30)	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the first quarter of both 2024 and 2023.
For interest-bearing deposits and long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are generally derived using observable secondary bond market information. These impacts are recorded within the debit valuation adjustments (DVA) in OCI. See Note 21 (Other Comprehensive Income) for additional information.

104	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $536 million and $575 million at March 31, 2024, and December 31, 2023, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.

Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets
Cash and due from banks (1)	$30,180	30,180	—	—	30,180
Interest-earning deposits with banks (1)	239,467	239,236	231	—	239,467
Federal funds sold and securities purchased under resale agreements (1)	68,751	—	68,751	—	68,751
Held-to-maturity debt securities	258,711	2,173	213,520	2,839	218,532
Loans held for sale	2,006	—	890	1,156	2,046
Loans, net (2)	891,987	—	50,130	806,350	856,480
Nonmarketable equity securities (cost method)	4,865	—	—	4,933	4,933
Total financial assets	$1,495,967	271,589	333,522	815,278	1,420,389
Financial liabilities
Deposits (3)	$192,685	—	124,658	67,319	191,977
Short-term borrowings	108,772	—	108,797	—	108,797
Long-term debt (4)	184,880	—	187,288	2,106	189,394
Total financial liabilities	$486,337	—	420,743	69,425	490,168
December 31, 2023
Financial assets
Cash and due from banks (1)	$33,026	33,026	—	—	33,026
Interest-earning deposits with banks (1)	204,193	203,960	233	—	204,193
Federal funds sold and securities purchased under resale agreements (1)	80,456	—	80,456	—	80,456
Held-to-maturity debt securities	262,708	2,288	222,209	2,819	227,316
Loans held for sale	2,044	—	848	1,237	2,085
Loans, net (2)	905,764	—	52,127	818,358	870,485
Nonmarketable equity securities (cost method)	5,276	—	—	5,344	5,344
Total financial assets	$1,493,467	239,274	355,873	827,758	1,422,905
Financial liabilities
Deposits (3)	$190,970	—	127,738	62,372	190,110
Short-term borrowings	89,340	—	89,340	—	89,340
Long-term debt (4)	205,261	—	205,705	2,028	207,733
Total financial liabilities	$485,571	—	422,783	64,400	487,183
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $16.4 billion and $16.2 billion at March 31, 2024, and December 31, 2023, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both March 31, 2024, and December 31, 2023.
(4)Excludes obligations under finance leases of $19 million at both March 31, 2024, and December 31, 2023.

Wells Fargo & Company	105

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

MORTGAGE LOANS SOLD TO GOVERNMENT SPONSORED ENTERPRISES AND TRANSACTIONS WITH GINNIE MAE In the normal course of business we sell residential and commercial mortgage loans to GSEs. These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also transfer mortgage loans into securitization pools pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the FHA or guaranteed by the VA. Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At March 31, 2024, and December 31, 2023, we recorded assets and related liabilities of $1.2 billion and $1.0 billion, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $90 million and $92 million during the first quarter of 2024 and 2023, respectively.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At March 31, 2024, and December 31, 2023, our liability for these repurchase and recourse arrangements was $194 million and $229 million, respectively, and the maximum exposure to loss was $13.6 billion at both March 31, 2024, and December 31, 2023, respectively.
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

106	Wells Fargo & Company

repurchased. These loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2024		2023
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended March 31,
Assets sold	$1,684	1,549	4,461	1,499
Proceeds from transfer (1)	1,684	1,570	4,461	1,540
Net gains (losses) on sale	—	21	—	41

Continuing involvement (2):
Servicing rights recognized	$16	10	47	18
Securities recognized (3)	—	—	—	26
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $642 million and, $1.9 billion, during the quarters ended March 31, 2024 and 2023, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. During the quarters ended March 31, 2024 and 2023, we received cash flows of $158 million and $50 million, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.

Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2024	2023
Quarter ended March 31,
Prepayment rate (1)	17.3%	18.6
Discount rate	10.3	9.7
Cost to service ($ per loan)	$265	193
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the quarters ended March 31, 2024 and 2023, we transferred securities of $2.7 billion and $3.2 billion, respectively, to resecuritization VIEs, and retained $229 million and $198 million, respectively. These amounts are not included in Table 13.1. Related total VIE assets were $110.4 billion at both March 31, 2024, and December 31, 2023. As of March 31, 2024, and December 31, 2023, we held $583 million and $984 million of securities, respectively.

Wells Fargo & Company	107

Note 13: Securitizations and Variable Interest Entities (continued)
Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $564.0 billion and $592.5 billion at March 31, 2024, and December 31, 2023, respectively. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $2.9 billion and $3.4 billion at March 31, 2024, and December 31, 2023, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	2024	2023
Commercial	$68,110	67,232	894	1,000	5	14
Residential	8,145	8,311	368	393	2	5
Total off-balance sheet sold or securitized loans	$76,255	75,543	1,262	1,393	7	19
(1)Includes $159 million and $163 million of commercial foreclosed assets and $20 million and $22 million of residential foreclosed assets at March 31, 2024, and December 31, 2023, respectively.
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

108	Wells Fargo & Company

Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
March 31, 2024
Nonconforming mortgage loan securitizations	$153,838	—	2,346	—	530	(9)	2,867
Commercial real estate loans	5,578	5,561	—	—	17	—	5,578
Other	1,405	77	—	52	13	—	142
Total	$160,821	5,638	2,346	52	560	(9)	8,587
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,346	—	530	9	2,885
Commercial real estate loans		5,561	—	—	17	698	6,276
Other		77	—	52	13	157	299
Total		$5,638	2,346	52	560	864	9,460
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2023
Nonconforming mortgage loan securitizations	$154,730	—	2,471	—	591	(8)	3,054
Commercial real estate loans	5,588	5,571	—	—	17	—	5,588
Other	1,898	213	—	47	17	—	277
Total	$162,216	5,784	2,471	47	625	(8)	8,919
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,471	—	591	8	3,070
Commercial real estate loans		5,571	—	—	17	700	6,288
Other		213	—	47	17	158	435
Total		$5,784	2,471	47	625	866	9,793
(1)Includes $259 million and $301 million of securities classified as trading at March 31, 2024, and December 31, 2023, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $20.9 billion and $19.7 billion at March 31, 2024, and December 31, 2023, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $2.0 billion and $2.1 billion at March 31, 2024, and December 31, 2023, respectively.
Our maximum exposure to loss for tax credit VIEs at March 31, 2024, and December 31, 2023, was $29.8 billion and $30.6 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $6.9 billion and $8.7 billion at March 31, 2024, and December 31, 2023, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at March 31, 2024, and December 31, 2023, was $7.2 billion and $4.9 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 1 (Summary of Significant Accounting Policies) for additional information on our adoption of ASU 2023-02 effective January 1, 2024, which impacted the accounting for our tax credit equity investments and related unfunded commitments. See also Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.
Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments.

Wells Fargo & Company	109

Note 13: Securitizations and Variable Interest Entities (continued)
Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments (1)

		Quarter ended March 31,
(in millions)		2024	2023
Loss before income tax expense (2)	(A)	$(42)	(167)
Income tax expense (benefit):
Proportional amortization of investments		930	436
Income tax credits and other income tax benefits		(1,188)	(840)
Net expense (benefit) recognized within income tax expense	(B)	(258)	(404)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$216	237
(1)Amounts presented include the impacts for affordable housing and renewable energy tax credit investments, which are accounted for using either the proportional amortization method or the equity method. Prior period balances in this table do not reflect accounting changes related to our adoption of ASU 2023-02, effective January 1, 2024. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Loss before income tax expense predominantly relates to equity method losses from renewable energy tax credit investments, which are recorded in other noninterest income on our consolidated statement of income.
Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES We previously securitized dealer floor plan loans in a revolving master trust entity. As servicer and holder of all beneficial interests, we control the key decisions of the trust and consolidate the VIE. In first quarter 2024, we removed the loans held by the master trust entity by transferring them to another subsidiary of Wells Fargo, which had no impact on our consolidated balance sheet. In a separate transaction structure, we may provide the majority of debt and equity financing to an SPE that engages in lending and leasing to specific vendors and we service the underlying collateral.

CREDIT CARD SECURITIZATIONS In first quarter 2024, we securitized a portion of our credit card loans to provide a source of funding. Credit card securitizations involve the transfer of credit card loans to a master trust that issues debt securities to third party investors that are collateralized by the transferred credit card loans. The underlying securitized credit card loans and other assets in the master trust are available only for payment of the debt securities issued by the master trust; they are not available to pay our other obligations. In addition, the investors in the debt securities do not have recourse to the general credit of Wells Fargo.
We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of March 31, 2024, we held seller’s interest of $1.7 billion in the transferred credit card loans and subordinated securities of $750 million (at par) issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

Table 13.6 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recognized on our consolidated balance sheet. “Total VIE assets” includes affiliate balances that are eliminated upon consolidation, and therefore in some instances will differ from the carrying value of assets.
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	All other liabilities (2)
March 31, 2024
Commercial and industrial loans and leases	$1,595	1,416	179	—	(121)
Credit card securitizations	3,846	3,726	15	(1,247)	(5)
Other	310	—	306	—	—
Total consolidated VIEs	$5,751	5,142	500	(1,247)	(126)
December 31, 2023
Commercial and industrial loans and leases	$7,579	4,880	203	—	(115)
Credit card securitizations	—	—	—	—	—
Other	232	—	232	—	—
Total consolidated VIEs	$7,811	4,880	435	—	(115)
(1)All other assets includes loans held for sale and other assets.
(2)All other liabilities include short-term borrowings, and accrued expenses and other liabilities.

110	Wells Fargo & Company

Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $418 million and $414 million at March 31, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	111

Note 14: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. For additional descriptions of our guarantees, see Note 17 (Guarantees and Other Commitments) in our 2023 Form 10-K. Table 14.1 shows carrying value and maximum exposure to loss on our guarantees.

Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2024
Standby letters of credit (1)	$93	15,497	4,542	2,542	51	22,632	7,823
Direct pay letters of credit (1)	8	1,746	1,960	247	5	3,958	950
Loans and LHFS sold with recourse	83	330	3,156	3,573	6,828	13,887	10,642
Exchange and clearing house guarantees	—	14,262	—	—	—	14,262	—
Other guarantees and indemnifications	27	754	1,134	71	496	2,455	737
Total guarantees	$211	32,589	10,792	6,433	7,380	57,194	20,152
December 31, 2023
Standby letters of credit (1)	$90	14,211	5,209	2,931	105	22,456	7,711
Direct pay letters of credit (1)	8	1,446	2,268	247	5	3,966	957
Loans and LHFS sold with recourse	72	249	2,957	3,385	7,228	13,819	10,612
Exchange and clearing house guarantees	—	13,550	—	—	—	13,550	—
Other guarantees and indemnifications	22	687	854	116	463	2,120	634
Total guarantees	$192	30,143	11,288	6,679	7,801	55,911	19,914
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
For our guarantees in Table 14.1, non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee, which is determined based on an external rating or an internal credit grade that is below investment grade, if applicable.

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $332 million and $178 million at March 31, 2024, and December 31, 2023, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At March 31, 2024, the maximum exposure to loss was $31.6 billion, with $29.1 billion expiring in three years or less compared with $34.0 billion and $31.9 billion, respectively, at December 31, 2023. See Note 11 (Derivatives) for additional information regarding written derivative contracts.
MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of March 31, 2024, our potential maximum exposure was approximately $728.4 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.1 billion and $834 million at March 31, 2024, and December 31, 2023, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS As of March 31, 2024, and December 31, 2023, we had commitments to purchase equity securities of $7.4 billion and $9.2 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these

112	Wells Fargo & Company

obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.
We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $16.1 billion and $17.5 billion as of March 31, 2024, and December 31, 2023, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $1.9 billion and $746 million as of March 31, 2024, and December 31, 2023, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	113

Note 15: Securities and Other Collateralized Financing Activities
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

OFFSETTING OF SECURITIES AND OTHER COLLATERALIZED FINANCING ACTIVITIES Table 15.1 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Where legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. Collateralized financings with the same counterparty are presented net on our consolidated balance sheet, provided certain criteria are met that permit balance sheet netting. The majority of transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.
Collateral we pledged consists of non-cash instruments, such as securities or loans, and is not netted on our consolidated balance sheet against the related liability. Collateral we received includes securities or loans and is not recognized on our consolidated balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. For additional information on collateral pledged and accepted, see Note 16 (Pledged Assets and Collateral). Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, the disclosure in this table is limited to the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.
In addition to the amounts included in Table 15.1, we also have balance sheet netting related to derivatives that is disclosed in Note 11 (Derivatives).
Table 15.1: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Mar 31, 2024	Dec 31, 2023
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$119,050	129,282
Gross amounts offset in consolidated balance sheet (1)	(30,969)	(28,402)
Net amounts in consolidated balance sheet (2)	88,081	100,880
Collateral received not recognized in consolidated balance sheet (3)	(87,344)	(99,970)
Net amount (4)	$737	910
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$117,444	106,060
Gross amounts offset in consolidated balance sheet (1)	(30,969)	(28,402)
Net amounts in consolidated balance sheet (5)	86,475	77,658
Collateral pledged but not netted in consolidated balance sheet (6)	(86,420)	(77,529)
Net amount (4)	$55	129
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Includes $68.7 billion and $80.4 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at March 31, 2024, and December 31, 2023, respectively. Also includes $19.4 billion and $20.5 billion classified on our consolidated balance sheet in loans at March 31, 2024, and December 31, 2023, respectively.
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

114	Wells Fargo & Company

REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral primarily consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 15.2 provides the gross amounts recognized on our consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2024	Dec 31, 2023
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$46,949	38,742
Securities of U.S. States and political subdivisions	465	579
Federal agency mortgage-backed securities	48,813	48,019
Non-agency mortgage-backed securities	2,068	1,889
Corporate debt securities	7,977	7,925
Asset-backed securities	2,559	2,176
Equity securities	1,164	635
Other	740	541
Total repurchases	110,735	100,506
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	251	251
Federal agency mortgage-backed securities	34	31
Corporate debt securities	408	293
Equity securities	6,000	4,965
Other	16	14
Total securities lending	6,709	5,554
Total repurchases and securities lending	$117,444	106,060
Table 15.3 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements. Securities lending is executed under agreements that allow either party to terminate the transaction without notice, while repurchase agreements have a term structure that matures at a point in time. The overnight agreements require an election by both parties to roll the trade, while continuous agreements require an election by either party to terminate the agreement.
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
March 31, 2024
Overnight/continuous	$74,417	6,058
Up to 30 days	7,676	—
30-90 days	16,809	651
>90 days	11,833	—
Total gross obligation	110,735	6,709
December 31, 2023
Overnight/continuous	$54,810	4,903
Up to 30 days	13,704	—
30-90 days	23,264	200
>90 days	8,728	451
Total gross obligation	100,506	5,554

Wells Fargo & Company	115

Note 16: Pledged Assets and Collateral
Pledged Assets
We pledge financial assets that we own to counterparties for the collateralization of securities and other collateralized financing activities, to secure trust and public deposits, and to collateralize derivative contracts. See Note 15 (Securities and Other Collateralized Financing Activities) for additional information on securities financing activities. As part of our liquidity management strategy, we may also pledge assets to secure borrowings and letters of credit from Federal Home Loan Banks (FHLBs), to maintain potential borrowing capacity with FHLBs and at the discount window of the Board of Governors of the Federal Reserve System (FRB), and for other purposes as required or permitted by law or insurance statutory requirements. The collateral that we pledge may include our own collateral as well as collateral that we have received from third parties and have the right to repledge.
Table 16.1 provides the carrying values of assets recognized on our consolidated balance sheet that we have pledged to third parties. Assets pledged in transactions where our counterparty has the right to sell or repledge those assets are presented parenthetically on our consolidated balance sheet.

VIE RELATED We also pledge assets in connection with various types of transactions entered into with VIEs, which are excluded from Table 16.1. These pledged assets can only be used to settle the liabilities of those entities. We also have loans recorded on our consolidated balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 13 (Securitizations and Variable Interest Entities) for additional information on consolidated and unconsolidated VIE assets.
Table 16.1: Pledged Assets

(in millions)	Mar 31, 2024	Dec 31, 2023
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$72,150	62,537
Available-for-sale	3,519	5,055
Equity securities	5,150	2,683
All other assets	564	495
Total assets pledged to counterparties that had the right to sell or repledge	81,383	70,770
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	2,527	2,757
Available-for-sale	75,340	64,511
Held-to-maturity	239,681	246,218
Loans	459,893	445,092
Equity securities	1,762	1,502
All other assets	1,080	1,195
Total assets pledged to counterparties that did not have the right to sell or repledge	780,283	761,275
Total pledged assets	$861,666	832,045
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At March 31, 2024, and December 31, 2023, the fair value of this collateral received that we have the right to sell or repledge was $207.1 billion and $216.6 billion, respectively, of which $116.1 billion and $103.3 billion, respectively, were sold or repledged.

116	Wells Fargo & Company

Note 17: Operating Segments
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
When a line of business uses a service provided by another line of business or enterprise function (included in Corporate), expense is generally allocated based on the cost and use of the service provided. We periodically assess and update our revenue and expense allocation methodologies.

TAXABLE-EQUIVALENT ADJUSTMENTS Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

Wells Fargo & Company	117

Note 17: Operating Segments (continued)
Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2024
Net interest income (2)	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	9,091	3,152	4,982	3,742	323	(427)	20,863
Provision for credit losses	788	143	5	3	(1)	—	938
Noninterest expense	6,024	1,679	2,330	3,230	1,075	—	14,338
Income (loss) before income tax expense (benefit)	2,279	1,330	2,647	509	(751)	(427)	5,587
Income tax expense (benefit)	573	341	666	128	(317)	(427)	964
Net income (loss) before noncontrolling interests	1,706	989	1,981	381	(434)	—	4,623
Less: Net income from noncontrolling interests	—	3	—	—	1	—	4
Net income (loss)	$1,706	986	1,981	381	(435)	—	4,619
Quarter ended March 31, 2023
Net interest income (2)	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	9,364	3,307	4,902	3,681	21	(546)	20,729
Provision for credit losses	867	(43)	252	11	120	—	1,207
Noninterest expense	6,038	1,752	2,217	3,061	608	—	13,676
Income (loss) before income tax expense (benefit)	2,459	1,598	2,433	609	(707)	(546)	5,846
Income tax expense (benefit)	618	399	615	152	(272)	(546)	966
Net income (loss) before noncontrolling interests	1,841	1,199	1,818	457	(435)	—	4,880
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(114)	—	(111)
Net income (loss)	$1,841	1,196	1,818	457	(321)	—	4,991
Quarter ended March 31, 2024
Loans (average)	$329,729	223,921	283,243	82,483	8,699	—	928,075
Assets (average)	366,381	246,242	550,933	89,935	663,483	—	1,916,974
Deposits (average)	773,248	164,027	183,273	101,474	119,606	—	1,341,628

Loans (period-end)	328,007	227,660	275,597	82,999	8,521	—	922,784
Assets (period-end)	366,036	249,963	553,105	90,648	699,401	—	1,959,153
Deposits (period-end)	794,160	168,547	195,969	102,478	121,993	—	1,383,147
Quarter ended March 31, 2023
Loans (average)	$338,308	222,826	294,742	83,621	9,154	—	948,651
Assets (average)	381,757	246,101	548,808	90,923	596,087	—	1,863,676
Deposits (average)	841,265	170,467	157,551	126,604	60,807	—	1,356,694

Loans (period-end)	337,511	226,599	291,817	82,817	9,247	—	947,991
Assets (period-end)	381,487	252,914	542,168	89,590	620,241	—	1,886,400
Deposits (period-end)	851,304	169,827	158,564	117,252	65,682	—	1,362,629
(1)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.
(2)Net interest income is interest earned on assets minus the interest paid on liabilities to fund those assets. Segment interest earned includes actual interest income on segment assets as well as a funding credit for their deposits. Segment interest paid on liabilities includes actual interest expense on segment liabilities as well as a funding charge for their assets.

118	Wells Fargo & Company

Note 18: Revenue and Expenses
Revenue
Our revenue includes net interest income on financial instruments and noninterest income. Table 18.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see
Note 17 (Operating Segments). For a description of our revenue from contracts with customers, see Note 21 (Revenue and Expenses) in our 2023 Form 10-K.
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2024
Net interest income (2)	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income:
Deposit-related fees	677	284	262	6	1	—	1,230
Lending-related fees (2)	24	138	203	2	—	—	367
Investment advisory and other asset-based fees (3)	—	23	41	2,267	—	—	2,331
Commissions and brokerage services fees	—	—	81	545	—	—	626
Investment banking fees	(2)	17	647	—	(35)	—	627
Card fees:
Card interchange and network revenue (4)	870	54	15	1	1	—	941
Other card fees (2)	120	—	—	—	—	—	120
Total card fees	990	54	15	1	1	—	1,061
Mortgage banking (2)	193	—	40	(3)	—	—	230
Net gains from trading activities (2)	—	—	1,405	44	5	—	1,454
Net losses from debt securities (2)	—	—	—	—	(25)	—	(25)
Net gains (losses) from equity securities (2)	—	20	5	—	(7)	—	18
Lease income (2)	—	149	122	—	150	—	421
Other (2)	99	189	134	11	201	(338)	296
Total noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	$9,091	3,152	4,982	3,742	323	(427)	20,863
Quarter ended March 31, 2023
Net interest income (2)	$7,433	2,489	2,461	1,044	16	(107)	13,336
Noninterest income:
Deposit-related fees	672	236	236	5	(1)	—	1,148
Lending-related fees (2)	31	129	194	2	—	—	356
Investment advisory and other asset-based fees (3)	—	18	35	2,061	—	—	2,114
Commissions and brokerage services fees	—	—	78	541	—	—	619
Investment banking fees	—	20	314	—	(8)	—	326
Card fees:
Card interchange and network revenue (4)	863	56	17	1	1	—	938
Other card fees (2)	95	—	—	—	—	—	95
Total card fees	958	56	17	1	1	—	1,033
Mortgage banking (2)	160	—	75	(3)	—	—	232
Net gains (losses) from trading activities (2)	—	(1)	1,257	23	63	—	1,342
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net losses from equity securities (2)	—	(12)	(1)	(2)	(342)	—	(357)
Lease income (2)	—	169	42	—	136	—	347
Other (2)	110	203	194	9	156	(439)	233
Total noninterest income	1,931	818	2,441	2,637	5	(439)	7,393
Total revenue	$9,364	3,307	4,902	3,681	21	(546)	20,729
(1)Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.
(2)These revenue types are related to financial assets and liabilities, including loans, leases, securities and derivatives, with additional details included in other footnotes to our financial statements.
(3)We earned trailing commissions of $231 million and $227 million for the quarters ended March 31, 2024 and 2023, respectively.
(4)The cost of credit card rewards and rebates of $651 million and $592 million for the quarters ended March 31, 2024 and 2023, respectively, are presented net against the related revenue.

Wells Fargo & Company	119

Note 18: Revenue and Expenses (continued)
Expenses
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
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended March 31,
($ in millions)	2024	2023
Legal actions	$17	6
Customer remediation	428	57
Other	188	204
Total operating losses	$633	267
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $551 million in first quarter 2024, compared with $271 million in the same period a year ago, and predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
In November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. Subsequent to the filing of our 2023 Form 10-K, the FDIC provided an update on losses to the deposit insurance fund, and we expensed an additional $284 million (pre-tax) in first quarter 2024 for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

120	Wells Fargo & Company

Note 19: Employee Benefits
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 22 (Employee Benefits) in our 2023 Form 10-K.
Table 19.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.

Table 19.1: Net Periodic Benefit Cost

	2024			2023
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$7	—	—	6	—	—
Interest cost	97	5	3	101	5	4
Expected return on plan assets	(118)	—	(6)	(126)	—	(6)
Amortization of net actuarial loss (gain)	35	1	(6)	35	1	(6)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Net periodic benefit cost	$21	6	(12)	16	6	(11)

Wells Fargo & Company	121

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2024	2023
Wells Fargo net income	$4,619	4,991
Less: Preferred stock dividends and other (1)	306	278
Wells Fargo net income applicable to common stock (numerator)	$4,313	4,713
Earnings per common share
Average common shares outstanding (denominator)	3,560.1	3,785.6
Per share	$1.21	1.24
Diluted earnings per common share
Average common shares outstanding	3,560.1	3,785.6
Add: Restricted share rights (2)	40.0	33.1
Diluted average common shares outstanding (denominator)	3,600.1	3,818.7
Per share	$1.20	1.23
(1)The quarter ended March 31, 2024, balance includes $20 million for costs associated with redemptions of preferred stock.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2024	2023
Convertible Preferred Stock, Series L (1)	25.3	25.3
Restricted share rights (2)	0.2	0.4
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2024	2023
Per common share	$0.35	0.30

122	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Three months ended March 31,
	2024			2023
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(672)	165	(507)	358	(87)	271
Reclassification of net (gains) losses to net income	112	(27)	85	121	(30)	91
Net change	(560)	138	(422)	479	(117)	362
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	4	—	4	6	(2)	4
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(908)	224	(684)	384	(95)	289
Reclassification of net (gains) losses to net income	244	(61)	183	113	(28)	85
Net change	(660)	163	(497)	503	(125)	378
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	27	(6)	21	27	(6)	21
Net change	27	(6)	21	27	(6)	21
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(23)	6	(17)	4	(1)	3
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	(23)	6	(17)	4	(1)	3
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(50)	(1)	(51)	26	(1)	25
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	(50)	(1)	(51)	26	(1)	25
Other comprehensive income (loss)	$(1,266)	300	(966)	1,039	(250)	789
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			(1)
Wells Fargo other comprehensive income (loss), net of tax			$(966)			790
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for additional information).

Wells Fargo & Company	123

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended March 31, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	(507)	4	(684)	—	(17)	(51)	(1,255)
Amounts reclassified from accumulated other comprehensive income	85	—	183	21	—	—	289
Net change	(422)	4	(501)	21	(17)	(51)	(966)
Balance, end of period	$(8,986)	(57)	(1,289)	(1,812)	(32)	(370)	(12,546)
Quarter ended March 31, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment	—	—	—	—	20	—	20
Balance, beginning of period	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains arising during the period	271	4	289	—	3	25	592
Amounts reclassified from accumulated other comprehensive income	91	—	85	21	—	—	197
Net change	362	4	374	21	3	25	789
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, end of period	$(9,473)	(73)	(809)	(1,880)	17	(354)	(12,572)
(1)At March 31, 2024 and 2023, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $3.4 billion and $3.9 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

124	Wells Fargo & Company

Note 22: Regulatory Capital Requirements and Other Restrictions
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
Table 22.1 presents regulatory capital information for the Company and the Bank in accordance with Basel III capital requirements. We must calculate our risk-based capital ratios under both the Standardized and Advanced Approaches. The Standardized Approach applies assigned risk weights to broad risk categories, while the calculation of risk-weighted assets (RWAs) under the Advanced Approach differs by requiring applicable banks to utilize a risk-sensitive methodology, which relies upon the use of internal credit models, and includes an operational risk component.
At March 31, 2024, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.

Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	March 31, 2024		December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024		December 31, 2023	March 31, 2024	December 31, 2023
Regulatory capital:
Common Equity Tier 1	$136,717		140,783	136,717	140,783	142,959		142,108	142,959	142,108
Tier 1	154,915		159,823	154,915	159,823	142,959		142,108	142,959	142,108
Total	188,100		193,061	177,843	182,726	166,353		165,634	156,393	155,560
Assets:
Risk-weighted assets	1,221,647		1,231,668	1,099,557	1,114,281	1,128,621		1,137,605	944,342	956,545
Adjusted average assets (1)	1,889,773		1,880,981	1,889,773	1,880,981	1,688,899		1,682,199	1,688,899	1,682,199
Regulatory capital ratios:
Common Equity Tier 1 capital	11.19%	*	11.43	12.43	12.63	12.67	*	12.49	15.14	14.86
Tier 1 capital	12.68	*	12.98	14.09	14.34	12.67	*	12.49	15.14	14.86
Total capital	15.40	*	15.67	16.17	16.40	14.74	*	14.56	16.56	16.26
Required minimum capital ratios:
Common Equity Tier 1 capital	8.90		8.90	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.40		10.40	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.40		12.40	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	March 31, 2024			December 31, 2023		March 31, 2024			December 31, 2023
Regulatory leverage:
Total leverage exposure (1)	$2,262,154			2,253,933		2,050,910			2,048,633
Supplementary leverage ratio (1)	6.85%			7.09		6.97			6.94
Tier 1 leverage ratio (2)	8.20			8.50		8.46			8.45
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2024.
(1)The supplementary leverage ratio consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of adjusted average assets plus certain off-balance sheet exposures. Adjusted average assets consists of total quarterly average assets less goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities).
(2)The Tier 1 leverage ratio consists of Tier 1 capital divided by total quarterly average assets, excluding goodwill and certain other items as determined under the rule.
At March 31, 2024, the Common Equity Tier 1 (CET1), Tier 1 and total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50%. The G-SIB surcharge is not applicable to the Bank. In addition, the CET1, Tier 1 and total capital ratio requirements for the Company included a stress capital buffer of 2.90% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) of at least 5.00% (composed of a 3.00% minimum requirement plus a supplementary leverage buffer of 2.00%) to avoid restrictions on capital distributions and discretionary bonus payments. The Bank is required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules.
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

Wells Fargo & Company	125

Note 22: Regulatory Capital Requirements and Other Restrictions (continued)
regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
Loan and Dividend Restrictions
Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Additionally, federal laws and regulations limit, and regulators can impose additional limitations on, the dividends that a national bank may pay.
Our nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. In addition, we have entered into a Support Agreement dated June 28, 2017, as amended and restated on June 26, 2019, among Wells Fargo & Company, the parent holding company (Parent), WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (IHC), the Bank, Wells Fargo Securities, LLC, Wells Fargo Clearing Services, LLC, and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes or identified from time to time as related support entities in our resolution plan, pursuant to which the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code.
For additional information on loan and dividend restrictions, see Note 26 (Regulatory Capital Requirements and Other Restrictions) in our 2023 Form 10-K.
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2024	Dec 31, 2023
Reserve balance for non-U.S. central banks	$176	230
Segregated for benefit of brokerage customers under federal and other brokerage regulations	985	986

126	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LOCOM	Lower of cost or fair value
ASU	Accounting Standards Update	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed securities
BCBS	Basel Committee on Banking Supervision	MSR	Mortgage servicing right
BHC	Bank holding company	NAV	Net asset value
CCAR	Comprehensive Capital Analysis and Review	NPA	Nonperforming asset
CD	Certificate of deposit	NSFR	Net stable funding ratio
CECL	Current expected credit loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OCI	Other comprehensive income
CFPB	Consumer Financial Protection Bureau	OTC	Over-the-counter
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

Wells Fargo & Company	127

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2024.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
January	33,200,121	$48.50	$25,111
February	29,509,999	52.99	23,547
March	49,755,514	56.80	20,721
Total	112,465,634
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

128	Wells Fargo & Company

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

Wells Fargo & Company	129

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2024    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

130	Wells Fargo & Company