Form 10-Q
period 2024-06-30
WELLS FARGO & COMPANY/MN
filed 2024-08-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 23, 2024
Common stock, $1-2/3 par value	3,403,770,246

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Jun 30, 2024 % Change from		Six months ended
($ in millions, except ratios and per share amounts)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	% Change
Selected Income Statement Data
Total revenue	$20,689	20,863	20,533	(1)%	1	$41,552	41,262	1%
Noninterest expense	13,293	14,338	12,987	(7)	2	27,631	26,663	4
Pre-tax pre-provision profit (PTPP) (1)	7,396	6,525	7,546	13	(2)	13,921	14,599	(5)
Provision for credit losses (2)	1,236	938	1,713	32	(28)	2,174	2,920	(26)
Wells Fargo net income	4,910	4,619	4,938	6	(1)	9,529	9,929	(4)
Wells Fargo net income applicable to common stock	4,640	4,313	4,659	8	—	8,953	9,372	(4)
Common Share Data
Diluted earnings per common share	1.33	1.20	1.25	11	6	2.53	2.48	2
Dividends declared per common share	0.35	0.35	0.30	—	17	0.70	0.60	17
Common shares outstanding	3,402.7	3,501.7	3,667.7	(3)	(7)
Average common shares outstanding	3,448.3	3,560.1	3,699.9	(3)	(7)	3,504.2	3,742.6	(6)
Diluted average common shares outstanding	3,486.2	3,600.1	3,724.9	(3)	(6)	3,543.2	3,772.4	(6)
Book value per common share (3)	$47.01	46.40	43.87	1	7
Tangible book value per common share (3)(4)	39.57	39.17	36.53	1	8
Selected Equity Data (period-end)
Total equity	178,148	182,674	181,952	(2)	(2)
Common stockholders’ equity	159,963	162,481	160,916	(2)	(1)
Tangible common equity (4)	134,660	137,163	133,990	(2)	1
Performance Ratios
Return on average assets (ROA) (5)	1.03%	0.97	1.05			1.00%	1.07
Return on average equity (ROE) (6)	11.5	10.5	11.4			11.0	11.6
Return on average tangible common equity (ROTCE) (4)	13.7	12.3	13.7			13.0	13.9
Efficiency ratio (7)	64	69	63			66	65
Net interest margin on a taxable-equivalent basis	2.75	2.81	3.09			2.78	3.14
Selected Balance Sheet Data (average)
Loans	$916,977	928,075	945,906	(1)	(3)	$922,526	947,271	(3)
Assets	1,914,647	1,916,974	1,878,253	—	2	1,915,810	1,871,005	2
Deposits	1,346,478	1,341,628	1,347,449	—	—	1,344,052	1,352,046	(1)
Selected Balance Sheet Data (period-end)
Debt securities	520,254	506,280	503,468	3	3
Loans	917,907	922,784	947,960	(1)	(3)
Allowance for credit losses for loans	14,789	14,862	14,786	—	—
Equity securities	60,763	59,556	67,471	2	(10)
Assets	1,940,073	1,959,153	1,876,320	(1)	3
Deposits	1,365,894	1,383,147	1,344,584	(1)	2

Headcount (#) (period-end)	222,544	224,824	233,834	(1)	(5)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.01%	11.19	10.73
Tier 1 capital	12.34	12.68	12.25
Total capital	15.02	15.40	15.00
Risk-weighted assets (RWAs) (in billions)	$1,219.5	1,221.6	1,250.7	—	(2)
Advanced Approach:
Common Equity Tier 1 (CET1)	12.28%	12.43	12.00
Tier 1 capital	13.77	14.09	13.70
Total capital	15.82	16.17	15.82
Risk-weighted assets (RWAs) (in billions)	$1,093.0	1,099.6	1,118.4	(1)	(2)
Tier 1 leverage ratio	7.98%	8.20	8.28
Supplementary Leverage Ratio (SLR)	6.67	6.85	6.91
Total Loss Absorbing Capacity (TLAC) Ratio (9)	24.78	25.10	23.12
Liquidity Coverage Ratio (LCR) (10)	124	126	123
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 34 on Fortune’s 2024 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2024.
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
We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. We had $678 million and $819 million of accrued liabilities for customer remediation activities as of June 30, 2024, and December 31, 2023, respectively. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate.
Recent Developments
Capital Matters
On June 28, 2024, the Company announced that it had completed the 2024 Comprehensive Capital Analysis and Review (CCAR) stress test process. The Company expects its stress capital buffer (SCB) to be 3.80% for the period October 1, 2024, through September 30, 2025. The FRB has indicated that it will publish the Company's final SCB by August 31, 2024. Our SCB for the period October 1, 2023, through September 30, 2024, is 2.90%.
On July 23, 2024, the Board approved an increase to the Company's third quarter 2024 common stock dividend to $0.40 per share.
In July 2024, we issued $2.0 billion of our Preferred Stock, Series FF.
For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

Federal Deposit Insurance Corporation Special Assessment
In November 2023, the Federal Deposit Insurance Corporation (FDIC) finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. During 2024, the FDIC provided updates on losses to the deposit insurance fund, and we expensed an additional $52 million and $336 million (pre-tax) in the second quarter and first half of 2024, respectively, for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

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

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected income statement data
Net interest income	$11,923	13,163	(1,240)	(9)%	$24,150	26,499	(2,349)	(9)%
Noninterest income	8,766	7,370	1,396	19	17,402	14,763	2,639	18
Total revenue	20,689	20,533	156	1	41,552	41,262	290	1
Net charge-offs	1,303	764	539	71	2,460	1,328	1,132	85
Change in the allowance for credit losses	(67)	949	(1,016)	NM	(286)	1,592	(1,878)	NM
Provision for credit losses (1)	1,236	1,713	(477)	(28)	2,174	2,920	(746)	(26)
Noninterest expense	13,293	12,987	306	2	27,631	26,663	968	4
Income tax expense	1,251	930	321	35	2,215	1,896	319	17
Wells Fargo net income	4,910	4,938	(28)	(1)	9,529	9,929	(400)	(4)
Wells Fargo net income applicable to common stock	4,640	4,659	(19)	—	8,953	9,372	(419)	(4)
NM – Not meaningful
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In second quarter 2024, we generated $4.9 billion of net income and diluted earnings per common share (EPS) of $1.33, compared with $4.9 billion of net income and diluted EPS of $1.25 in the same period a year ago. In the first half of 2024, we generated $9.5 billion of net income and diluted EPS of $2.53, compared with $9.9 billion of net income and diluted EPS of $2.48 in the same period a year ago. Financial performance for the second quarter and first half of 2024, compared with the same periods a year ago, included the following:
•total revenue increased due to higher noninterest income, partially offset by lower net interest income;
•provision for credit losses reflected decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans;
•noninterest expense increased due to higher operating losses, and technology, telecommunications and equipment expense, partially offset by lower professional and outside services expense;
•average loans decreased driven by a decline in loans in both our commercial and consumer loan portfolios; and
•average deposits decreased driven by reductions in Consumer Banking and Lending and Wealth and Investment Management, partially offset by growth in Corporate and Investment Banking and Corporate.
Capital and Liquidity
We maintained a strong capital position in the first half of 2024, with total equity of $178.1 billion at June 30, 2024, compared with $187.4 billion at December 31, 2023. In addition, capital and liquidity at June 30, 2024, included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.01% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 8.90%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 24.78%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 124%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.8 billion at June 30, 2024, decreased $299 million from December 31, 2023.
•Our provision for credit losses for loans was $2.2 billion in the first half of 2024, compared with $3.0 billion in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans.
•The allowance coverage for total loans was 1.61% at both June 30, 2024, and December 31, 2023.
•Commercial portfolio net loan charge-offs were $468 million, or 35 basis points of average commercial loans, in second quarter 2024, compared with net loan charge-offs of $200 million, or 15 basis points, in the same period a year ago, due to higher losses in all commercial portfolios, primarily in our commercial real estate portfolio driven by the office property type.
•Consumer portfolio net loan charge-offs were $833 million, or 88 basis points of average consumer loans, in second quarter 2024, compared with net loan charge-offs of $564 million, or 58 basis points, in the same period a year ago, due to higher losses in our credit card portfolio.
•Nonperforming assets (NPAs) of $8.7 billion at June 30, 2024, increased $207 million, or 2%, from December 31, 2023, driven by an increase in commercial real estate nonaccrual loans, predominantly within the office property type. NPAs represented 0.94% of total loans at June 30, 2024.
•Criticized loans in the commercial portfolio were $35.5 billion at June 30, 2024, compared with $33.0 billion at December 31, 2023, predominantly driven by increases in criticized commercial and industrial loans and criticized commercial real estate loans.

Wells Fargo & Company	5

Earnings Performance
Wells Fargo net income for second quarter 2024 was $4.9 billion ($1.33 diluted EPS), compared with $4.9 billion ($1.25 diluted EPS) in the same period a year ago. Net income was stable in second quarter 2024, compared with the same period a year ago, predominantly due to a $1.2 billion decrease in net interest income, a $321 million increase in income tax expense, and a $306 million increase in noninterest expense, offset by a $1.4 billion increase in noninterest income and a $477 million decrease in provision for credit losses.
Net income for the first half of 2024 was $9.5 billion ($2.53 diluted EPS), compared with $9.9 billion ($2.48 diluted EPS) in the same period a year ago. Net income decreased in the first half of 2024, compared with the same period a year ago, predominantly due to a $2.3 billion decrease in net interest income and a $1.0 billion increase in noninterest expense, partially offset by a $2.6 billion increase in noninterest income.

Net Interest Income
Net interest income and net interest margin decreased in both the second quarter and first half of 2024, compared with the same periods a year ago, driven by the impact of higher interest rates on interest-bearing deposits and long-term debt, as well as lower loan balances, partially offset by higher interest rates on interest-earning assets. Late in second quarter 2024, we increased pricing on sweep deposits in advisory brokerage accounts, which we expect will lower future net interest income.
Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities. The calculation for taxable-equivalent basis was based on a federal statutory tax rate of 21%.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2023 Form 10-K.

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2024			2023
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$196,436	2,467	5.05%	$129,236	1,450	4.50%
Federal funds sold and securities purchased under resale agreements	71,769	942	5.27	69,505	820	4.73
Debt securities:
Trading debt securities	120,590	1,247	4.14	102,605	898	3.50
Available-for-sale debt securities	150,024	1,577	4.21	149,320	1,388	3.72
Held-to-maturity debt securities	258,631	1,706	2.64	279,093	1,829	2.62
Total debt securities	529,245	4,530	3.43	531,018	4,115	3.10
Loans held for sale (2)	7,091	133	7.53	6,031	94	6.22
Loans:
Commercial and industrial – U.S.	307,034	5,501	7.21	307,858	5,156	6.72
Commercial and industrial – Non-U.S.	64,480	1,167	7.28	75,503	1,249	6.64
Commercial real estate mortgage	123,731	2,058	6.69	130,222	2,076	6.39
Commercial real estate construction	23,019	469	8.21	24,438	468	7.68
Lease financing	16,519	226	5.47	15,010	178	4.76
Total commercial loans	534,783	9,421	7.08	553,031	9,127	6.62
Residential mortgage – first lien	245,876	2,143	3.49	253,797	2,109	3.32
Residential mortgage – junior lien	10,313	191	7.45	12,331	210	6.83
Credit card	52,642	1,668	12.75	46,762	1,511	12.96
Auto	45,164	571	5.09	51,880	603	4.67
Other consumer	28,199	601	8.56	28,105	582	8.29
Total consumer loans	382,194	5,174	5.43	392,875	5,015	5.11
Total loans (2)	916,977	14,595	6.40	945,906	14,142	5.99
Equity securities	26,332	195	2.99	27,891	194	2.79
Other	8,128	110	5.42	10,118	120	4.76
Total interest-earning assets	$1,755,978	22,972	5.25%	$1,719,705	20,935	4.88%
Cash and due from banks	28,398	—		27,344	—
Goodwill	25,172	—		25,175	—
Other	105,099	—		106,029	—
Total noninterest-earning assets	$158,669	—		158,548	—
Total assets	$1,914,647	22,972		1,878,253	20,935
Liabilities
Deposits:
Demand deposits	$450,930	2,448	2.18%	$415,886	1,667	1.61%
Savings deposits	353,715	1,123	1.28	386,831	734	0.76
Time deposits	183,251	2,396	5.26	115,025	1,260	4.40
Deposits in non-U.S. offices	18,910	182	3.86	19,144	144	3.02
Total interest-bearing deposits	1,006,806	6,149	2.46	936,886	3,805	1.63
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	91,572	1,227	5.39	66,568	811	4.89
Other short-term borrowings	15,113	149	3.98	16,491	150	3.65
Total short-term borrowings	106,685	1,376	5.19	83,059	961	4.64
Long-term debt	182,201	3,164	6.95	170,843	2,693	6.31
Other liabilities	34,613	271	3.13	34,496	208	2.41
Total interest-bearing liabilities	$1,330,305	10,960	3.31%	$1,225,284	7,667	2.51%
Noninterest-bearing deposits	339,672	—		410,563	—
Other noninterest-bearing liabilities	63,118	—		57,963	—
Total noninterest-bearing liabilities	$402,790	—		468,526	—
Total liabilities	$1,733,095	10,960		1,693,810	7,667
Total equity	181,552	—		184,443	—
Total liabilities and equity	$1,914,647	10,960		1,878,253	7,667

Interest rate spread on a taxable-equivalent basis (3)			1.94%			2.37%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$12,012	2.75%		$13,268	3.09%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)

	Six months ended June 30,
			2024			2023
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$202,002	5,040	5.02%	$122,087	2,617	4.32%
Federal funds sold and securities purchased under resale agreements	70,744	1,856	5.28	69,071	1,516	4.43
Debt securities:
Trading debt securities	116,380	2,391	4.11	99,522	1,699	3.42
Available-for-sale debt securities	145,005	2,973	4.11	147,616	2,670	3.63
Held-to-maturity debt securities	261,693	3,489	2.67	279,522	3,609	2.59
Total debt securities	523,078	8,853	3.39	526,660	7,978	3.04
Loans held for sale (2)	6,463	247	7.66	6,320	191	6.05
Loans:
Commercial and industrial – U.S.	306,097	10,938	7.18	307,519	9,928	6.51
Commercial and industrial – Non-U.S.	67,457	2,444	7.28	75,800	2,383	6.34
Commercial real estate mortgage	125,013	4,161	6.69	130,532	4,025	6.22
Commercial real estate construction	23,404	957	8.23	24,333	906	7.51
Lease financing	16,440	444	5.40	14,922	350	4.69
Total commercial loans	538,411	18,944	7.07	553,106	17,592	6.41
Residential mortgage – first lien	247,067	4,287	3.47	254,404	4,197	3.30
Residential mortgage – junior lien	10,553	389	7.41	12,647	420	6.68
Credit card	52,175	3,357	12.94	46,304	2,951	12.85
Auto	46,139	1,155	5.04	52,470	1,200	4.61
Other consumer	28,181	1,204	8.59	28,340	1,127	8.02
Total consumer loans	384,115	10,392	5.43	394,165	9,895	5.04
Total loans (2)	922,526	29,336	6.39	947,271	27,487	5.84
Equity securities	23,841	345	2.91	28,269	364	2.59
Other	8,534	224	5.27	10,578	245	4.67
Total interest-earning assets	$1,757,188	45,901	5.25%	$1,710,256	40,398	4.75%
Cash and due from banks	27,957	—		27,743	—
Goodwill	25,173	—		25,174	—
Other	105,492	—		107,832	—
Total noninterest-earning assets	$158,622	—		160,749	—
Total assets	$1,915,810	45,901		1,871,005	40,398
Liabilities
Deposits:
Demand deposits	$445,053	4,702	2.12%	$418,347	3,046	1.47%
Savings deposits	352,261	2,030	1.16	394,515	1,281	0.66
Time deposits	185,004	4,849	5.27	97,045	1,985	4.12
Deposits in non-U.S. offices	19,522	379	3.90	18,695	254	2.74
Total interest-bearing deposits	1,001,840	11,960	2.40	928,602	6,566	1.43
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	85,244	2,281	5.38	52,977	1,227	4.67
Other short-term borrowings	15,592	313	4.04	17,868	304	3.43
Total short-term borrowings	100,836	2,594	5.17	70,845	1,531	4.36
Long-term debt	189,659	6,513	6.87	171,700	5,204	6.07
Other liabilities	33,717	506	3.01	33,964	386	2.29
Total interest-bearing liabilities	$1,326,052	21,573	3.27%	$1,205,111	13,687	2.28%
Noninterest-bearing deposits	342,212	—		423,444	—
Other noninterest-bearing liabilities	63,435	—		58,079	—
Total noninterest-bearing liabilities	$405,647	—		481,523	—
Total liabilities	$1,731,699	21,573		1,686,634	13,687
Total equity	184,111	—		184,371	—
Total liabilities and equity	$1,915,810	21,573		1,871,005	13,687

Interest rate spread on a taxable-equivalent basis (3)			1.98%			2.47%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$24,328	2.78%		$26,711	3.14%
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
(3)Includes taxable-equivalent adjustments of $89 million and $105 million for the quarters ended June 30, 2024 and 2023, respectively, and $178 million and $212 million for the first half of 2024 and 2023, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Deposit-related fees	$1,249	1,165	84	7%	$2,479	2,313	166	7%
Lending-related fees	369	352	17	5	736	708	28	4
Investment advisory and other asset-based fees	2,415	2,163	252	12	4,746	4,277	469	11
Commissions and brokerage services fees	614	570	44	8	1,240	1,189	51	4
Investment banking fees	641	376	265	70	1,268	702	566	81
Card fees	1,101	1,098	3	—	2,162	2,131	31	1
Net servicing income	127	100	27	27	252	212	40	19
Net gains on mortgage loan originations/sales	116	102	14	14	221	222	(1)	—
Mortgage banking	243	202	41	20	473	434	39	9
Net gains from trading activities	1,442	1,122	320	29	2,896	2,464	432	18
Net gains (losses) from debt securities	—	4	(4)	(100)	(25)	4	(29)	NM
Net gains (losses) from equity securities	80	(94)	174	185	98	(451)	549	122
Lease income	292	307	(15)	(5)	713	654	59	9
Other	320	105	215	205	616	338	278	82
Total	$8,766	7,370	1,396	19	$17,402	14,763	2,639	18
NM – Not meaningful
Second quarter 2024 vs. second quarter 2023

Deposit-related fees increased reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

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

Net gains from trading activities increased driven by higher revenue in equities and structured products.

Net gains (losses) from equity securities increased driven by higher unrealized gains on nonmarketable equity securities from our venture capital investments.

Other income increased driven by impacts related to the expanded use of the proportional amortization method of accounting for renewable energy tax credit investments as a result of our adoption in first quarter 2024 of Accounting Standards Update (ASU) 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. For additional information on our adoption of ASU 2023-02, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
First half of 2024 vs. first half of 2023

Deposit-related fees increased reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

Investment banking fees increased due to increased activity across all products.

Net gains from trading activities increased driven by higher revenue in structured products, equities, and foreign exchange, partially offset by lower revenue in rates.

Net gains (losses) from equity securities increased driven by:
•lower impairment of equity securities from our venture capital investments; and
•higher unrealized gains on nonmarketable equity securities from our venture capital investments.

Lease income increased driven by a gain associated with the resolution of a legacy lease transaction.

Other income increased driven by impacts related to the expanded use of the proportional amortization method of accounting for renewable energy tax credit investments as a result of our adoption of ASU 2023-02 in first quarter 2024.

Wells Fargo & Company	9

Earnings Performance (continued)
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Personnel	$8,575	8,606	(31)	—%	$18,067	18,021	46	—%
Technology, telecommunications and equipment	1,106	947	159	17	2,159	1,869	290	16
Occupancy	763	707	56	8	1,477	1,420	57	4
Operating losses (1)	493	232	261	113	1,126	499	627	126
Professional and outside services	1,139	1,304	(165)	(13)	2,240	2,533	(293)	(12)
Leases (2)	159	180	(21)	(12)	323	357	(34)	(10)
Advertising and promotion	224	184	40	22	421	338	83	25
Other	834	827	7	1	1,818	1,626	192	12
Total	$13,293	12,987	306	2	$27,631	26,663	968	4
(1)Includes expenses for customer remediation activities of $184 million and $106 million for second quarter 2024 and 2023, respectively, and $612 million and $163 million for the first half of 2024 and 2023, respectively.
(2)Represents expenses for assets we lease to customers.
Second quarter 2024 vs. second quarter 2023

Personnel expense decreased due to the impact of efficiency initiatives, partially offset by higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software.

Operating losses increased driven by higher expense for legal actions and higher expense for customer remediation activities related to the further refinement of the remediation costs for historical mortgage lending and other consumer products matters. For additional information on customer remediation activities, see the “Overview” section above.
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
First half of 2024 vs. first half of 2023

Personnel expense increased due to higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business, partially offset by the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software.

Operating losses increased driven by higher expense for legal actions and higher expense for customer remediation activities related to the further refinement of the remediation costs for historical mortgage lending and other consumer products matters.
As previously disclosed, we have outstanding legal actions and customer remediation activities that could impact operating losses in the coming quarters.

Professional and outside services expense decreased driven by efficiency initiatives to reduce our spending on consultants and contractors.
Advertising and promotion expense increased due to higher marketing volume.
Other expense increased reflecting an additional expense of $336 million for the estimated FDIC special assessment. For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

10	Wells Fargo & Company

Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income before income tax expense	$6,160	5,833	327	6%	$11,747	11,679	68	1%
Income tax expense	1,251	930	321	35	2,215	1,896	319	17
Effective income tax rate (1)	20.3%	15.8			18.9%	16.0
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The increase in the effective income tax rate for the second quarter and first half of 2024, compared with the same periods a year ago, was driven by the impacts related to the expanded use of the proportional amortization method of accounting for renewable energy tax credit investments. For additional information on our adoption in first quarter 2024 of Accounting Standards Update (ASU) 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2024
Net interest income	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	9,006	3,122	4,838	3,858	248	(383)	20,689
Provision for credit losses	932	29	285	(14)	4	—	1,236
Noninterest expense	5,701	1,506	2,170	3,193	723	—	13,293
Income (loss) before income tax expense (benefit)	2,373	1,587	2,383	679	(479)	(383)	6,160
Income tax expense (benefit)	596	402	598	195	(157)	(383)	1,251
Net income (loss) before noncontrolling interests	1,777	1,185	1,785	484	(322)	—	4,909
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(4)	—	(1)
Net income (loss)	$1,777	1,182	1,785	484	(318)	—	4,910
Quarter ended June 30, 2023
Net interest income	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	9,455	3,369	4,631	3,648	30	(600)	20,533
Provision for credit losses	874	26	933	24	(144)	—	1,713
Noninterest expense	6,027	1,630	2,087	2,974	269	—	12,987
Income (loss) before income tax expense (benefit)	2,554	1,713	1,611	650	(95)	(600)	5,833
Income tax expense (benefit)	640	429	401	163	(103)	(600)	930
Net income before noncontrolling interests	1,914	1,284	1,210	487	8	—	4,903
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(38)	—	(35)
Net income	$1,914	1,281	1,210	487	46	—	4,938
Six months ended June 30, 2024
Net interest income	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	18,097	6,274	9,820	7,600	571	(810)	41,552
Provision for credit losses	1,720	172	290	(11)	3	—	2,174
Noninterest expense	11,725	3,185	4,500	6,423	1,798	—	27,631
Income (loss) before income tax expense (benefit)	4,652	2,917	5,030	1,188	(1,230)	(810)	11,747
Income tax expense (benefit)	1,169	743	1,264	323	(474)	(810)	2,215
Net income (loss) before noncontrolling interests	3,483	2,174	3,766	865	(756)	—	9,532
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(3)	—	3
Net income (loss)	$3,483	2,168	3,766	865	(753)	—	9,529
Six months ended June 30, 2023
Net interest income	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	18,819	6,676	9,533	7,329	51	(1,146)	41,262
Provision for credit losses	1,741	(17)	1,185	35	(24)	—	2,920
Noninterest expense	12,065	3,382	4,304	6,035	877	—	26,663
Income (loss) before income tax expense (benefit)	5,013	3,311	4,044	1,259	(802)	(1,146)	11,679
Income tax expense (benefit)	1,258	828	1,016	315	(375)	(1,146)	1,896
Net income (loss) before noncontrolling interests	3,755	2,483	3,028	944	(427)	—	9,783
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(152)	—	(146)
Net income (loss)	$3,755	2,477	3,028	944	(275)	—	9,929
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
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$7,024	7,490	(466)	(6)%	$14,134	14,923	(789)	(5)%
Noninterest income:
Deposit-related fees	690	666	24	4	1,367	1,338	29	2
Card fees	1,036	1,022	14	1	2,026	1,980	46	2
Mortgage banking	135	132	3	2	328	292	36	12
Other	121	145	(24)	(17)	242	286	(44)	(15)
Total noninterest income	1,982	1,965	17	1	3,963	3,896	67	2
Total revenue	9,006	9,455	(449)	(5)	18,097	18,819	(722)	(4)
Net charge-offs	907	621	286	46	1,788	1,210	578	48
Change in the allowance for credit losses	25	253	(228)	(90)	(68)	531	(599)	NM
Provision for credit losses	932	874	58	7	1,720	1,741	(21)	(1)
Noninterest expense	5,701	6,027	(326)	(5)	11,725	12,065	(340)	(3)
Income before income tax expense	2,373	2,554	(181)	(7)	4,652	5,013	(361)	(7)
Income tax expense	596	640	(44)	(7)	1,169	1,258	(89)	(7)
Net income	$1,777	1,914	(137)	(7)	$3,483	3,755	(272)	(7)
Revenue by Line of Business
Consumer, Small and Business Banking	$6,129	6,448	(319)	(5)	$12,221	12,822	(601)	(5)
Consumer Lending:
Home Lending	823	847	(24)	(3)	1,687	1,710	(23)	(1)
Credit Card	1,452	1,449	3	—	2,948	2,866	82	3
Auto	282	378	(96)	(25)	582	770	(188)	(24)
Personal Lending	320	333	(13)	(4)	659	651	8	1
Total revenue	$9,006	9,455	(449)	(5)	$18,097	18,819	(722)	(4)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	15.1%	16.9			14.8%	16.7
Efficiency ratio (2)	63	64			65	64
Retail bank branches (#, period-end)	4,227	4,455		(5)
Digital active customers (# in millions, period-end) (3)	35.6	34.2		4
Mobile active customers (# in millions, period-end) (3)	30.8	29.1		6

Consumer, Small and Business Banking:
Deposit spread (4)	2.5%	2.6			2.5%	2.6
Debit card purchase volume ($ in billions) (5)	$128.2	124.9	3.3	3	$249.7	242.2	7.5	3
Debit card purchase transactions (# in millions) (5)	2,581	2,535		2	5,023	4,904		2
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$89	62	27	44%	$180	146	34	23%
Net gains on mortgage loan originations/sales	46	70	(24)	(34)	148	146	2	1
Total mortgage banking	$135	132	3	2	$328	292	36	12

Retail originations ($ in billions)	$5.3	7.7	(2.4)	(31)	$8.8	13.3	(4.5)	(34)
% of originations held for sale (HFS)	38.6%	45.3			40.6%	46.0
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$512.8	609.1	(96.3)	(16)
Mortgage servicing rights (MSR) carrying value (period-end)	7,061	8,251	(1,190)	(14)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.38%	1.35
Home lending loans 30+ days delinquency rate (period-end) (7)(8)(9)	0.33	0.25

Credit Card:
Point of sale (POS) volume ($ in billions)	$42.9	38.3	4.6	12	$82.0	72.5	9.5	13
New accounts (# in thousands)	677	618		10	1,328	1,197		11
Credit card loans 30+ days delinquency rate (period-end) (8)(9)	2.71%	2.31
Credit card loans 90+ days delinquency rate (period-end) (8)(9)	1.40	1.10

Auto:
Auto originations ($ in billions)	$3.7	4.8	(1.1)	(23)	$7.8	9.8	(2.0)	(20)
Auto loans 30+ days delinquency rate (period-end) (8)(9)	2.31%	2.55

Personal Lending:
New volume ($ in billions)	$2.7	3.3	(0.6)	(18)	$4.9	6.2	(1.3)	(21)
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
(3)Digital and mobile active customers is based on the number of consumer and small business customers who have logged on via a digital or mobile device, respectively, in the prior 90 days. Digital active customers includes both online and mobile customers.
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
(8)Excludes loans held for sale.
(9)Delinquency balances exclude nonaccrual loans.
Second quarter 2024 vs. second quarter 2023
Revenue decreased driven by lower net interest income due to lower deposit balances and lower loan balances.

Provision for credit losses reflected an increase in the allowance for credit card loans, partially offset by a lower allowance for auto loans and residential mortgage loans.

Noninterest expense decreased due to lower operating costs and the impact of efficiency initiatives, partially offset by higher advertising and occupancy expense.
First half of 2024 vs. first half of 2023

Revenue decreased driven by lower net interest income due to lower deposit balances and lower loan balances.

Provision for credit losses reflected a decrease in the allowance for auto loans and residential mortgage loans, partially offset by a higher allowance for credit card loans.

Noninterest expense decreased due to:
•lower personnel expense and operating costs driven by the impact of efficiency initiatives;
partially offset by:
•higher operating losses due to higher expense for customer remediation activities; and
•higher advertising expense due to higher marketing volume.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,370	6,831	(461)	(7)%	$6,418	6,933	(515)	(7)%
Consumer Lending:
Home Lending	211,994	220,641	(8,647)	(4)	213,164	221,596	(8,432)	(4)
Credit Card	47,463	41,609	5,854	14	46,937	41,066	5,871	14
Auto	45,650	52,476	(6,826)	(13)	46,636	53,073	(6,437)	(12)
Personal Lending	14,462	14,794	(332)	(2)	14,679	14,657	22	—
Total loans	$325,939	336,351	(10,412)	(3)	$327,834	337,325	(9,491)	(3)
Total deposits	778,228	823,339	(45,111)	(5)	775,738	832,252	(56,514)	(7)
Allocated capital	45,500	44,000	1,500	3	45,500	44,000	1,500	3

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,513	6,937	(424)	(6)
Consumer Lending:
Home Lending	211,172	219,595	(8,423)	(4)
Credit Card	48,400	42,415	5,985	14
Auto	44,780	52,175	(7,395)	(14)
Personal Lending	14,495	15,095	(600)	(4)
Total loans	$325,360	336,217	(10,857)	(3)
Total deposits	781,817	820,495	(38,678)	(5)
Second quarter and first half of 2024 vs. second quarter and first half of 2023
Total loans (average and period-end) decreased due to:
•a decline in loan balances in our Home Lending business reflecting lower loan demand due to the impact of the higher interest rate environment; and
•a decline in loan balances in our Auto business due to lower origination volumes reflecting credit tightening actions;
partially offset by:
•an increase in loan balances in our Credit Card business driven by higher point of sale volume and new account growth.
Total deposits (average and period-end) decreased driven by customer migration to higher yielding deposit products, including promotional savings and time deposit accounts.

16	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$2,281	2,501	(220)	(9)%	$4,559	4,990	(431)	(9)%
Noninterest income:
Deposit-related fees	290	248	42	17	574	484	90	19
Lending-related fees	139	131	8	6	277	260	17	7
Lease income	133	167	(34)	(20)	282	336	(54)	(16)
Other	279	322	(43)	(13)	582	606	(24)	(4)
Total noninterest income	841	868	(27)	(3)	1,715	1,686	29	2
Total revenue	3,122	3,369	(247)	(7)	6,274	6,676	(402)	(6)
Net charge-offs	97	63	34	54	172	24	148	617
Change in the allowance for credit losses	(68)	(37)	(31)	(84)	—	(41)	41	100
Provision for credit losses	29	26	3	12	172	(17)	189	NM
Noninterest expense	1,506	1,630	(124)	(8)	3,185	3,382	(197)	(6)
Income before income tax expense	1,587	1,713	(126)	(7)	2,917	3,311	(394)	(12)
Income tax expense	402	429	(27)	(6)	743	828	(85)	(10)
Less: Net income from noncontrolling interests	3	3	—	—	6	6	—	—
Net income	$1,182	1,281	(99)	(8)	$2,168	2,477	(309)	(12)

Revenue by Line of Business
Middle Market Banking (1)	$2,153	2,199	(46)	(2)	$4,231	4,354	(123)	(3)
Asset-Based Lending and Leasing (1)	969	1,170	(201)	(17)	2,043	2,322	(279)	(12)
Total revenue	$3,122	3,369	(247)	(7)	$6,274	6,676	(402)	(6)

Revenue by Product
Lending and leasing	$1,308	1,332	(24)	(2)	$2,617	2,656	(39)	(1)
Treasury management and payments	1,412	1,584	(172)	(11)	2,833	3,146	(313)	(10)
Other	402	453	(51)	(11)	824	874	(50)	(6)
Total revenue	$3,122	3,369	(247)	(7)	$6,274	6,676	(402)	(6)

Selected Metrics
Return on allocated capital	17.3%	19.3			15.8%	18.7
Efficiency ratio	48	48			51	51
NM – Not meaningful
(1)In second quarter 2024, we prospectively transferred our commercial auto business from Asset-Based Lending and Leasing to Middle Market Banking.
Second quarter 2024 vs. second quarter 2023
Revenue decreased driven by:
•lower net interest income reflecting the impact of higher interest rates on deposit costs;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Noninterest expense decreased due to lower personnel expense reflecting the impact of efficiency initiatives, and lower operating costs.

First half of 2024 vs. first half of 2023
Revenue decreased driven by:
•lower net interest income reflecting the impact of higher interest rates on deposit costs;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Provision for credit losses reflected an increase in net charge-offs.

Noninterest expense decreased due to lower personnel expense reflecting the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$164,027	165,980	(1,953)	(1)%	$163,650	164,603	(953)	(1)%
Commercial real estate	44,990	45,855	(865)	(2)	45,143	45,858	(715)	(2)
Lease financing and other	15,406	13,989	1,417	10	15,379	13,872	1,507	11
Total loans	$224,423	225,824	(1,401)	(1)	$224,172	224,333	(161)	—
Loans by Line of Business:
Middle Market Banking (1)	$128,259	122,204	6,055	5	$123,766	121,916	1,850	2
Asset-Based Lending and Leasing (1)	96,164	103,620	(7,456)	(7)	100,406	102,417	(2,011)	(2)
Total loans	$224,423	225,824	(1,401)	(1)	$224,172	224,333	(161)	—
Total deposits	166,892	166,747	145	—	165,460	168,597	(3,137)	(2)
Allocated capital	26,000	25,500	500	2	26,000	25,500	500	2

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$165,878	168,492	(2,614)	(2)
Commercial real estate	44,978	45,784	(806)	(2)
Lease financing and other	15,617	14,435	1,182	8
Total loans	$226,473	228,711	(2,238)	(1)
Loans by Line of Business:
Middle Market Banking (1)	$129,023	122,104	6,919	6
Asset-Based Lending and Leasing (1)	97,450	106,607	(9,157)	(9)
Total loans	$226,473	228,711	(2,238)	(1)
Total deposits	168,979	164,764	4,215	3
(1)In second quarter 2024, we prospectively transferred our commercial auto business from Asset-Based Lending and Leasing to Middle Market Banking.
Second quarter 2024 vs. second quarter 2023
Total loans (average and period-end) decreased driven by lower loan demand reflecting the impact of a higher interest rate environment, partially offset by increased client working capital needs.

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
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$1,945	2,359	(414)	(18)%	$3,972	4,820	(848)	(18)%
Noninterest income:
Deposit-related fees	263	247	16	6	525	483	42	9
Lending-related fees	205	191	14	7	408	385	23	6
Investment banking fees	634	390	244	63	1,281	704	577	82
Net gains from trading activities	1,387	1,081	306	28	2,792	2,338	454	19
Other	404	363	41	11	842	803	39	5
Total noninterest income	2,893	2,272	621	27	5,848	4,713	1,135	24
Total revenue	4,838	4,631	207	4	9,820	9,533	287	3
Net charge-offs	303	83	220	265	499	100	399	399
Change in the allowance for credit losses	(18)	850	(868)	NM	(209)	1,085	(1,294)	NM
Provision for credit losses	285	933	(648)	(69)	290	1,185	(895)	(76)
Noninterest expense	2,170	2,087	83	4	4,500	4,304	196	5
Income before income tax expense	2,383	1,611	772	48	5,030	4,044	986	24
Income tax expense	598	401	197	49	1,264	1,016	248	24
Net income	$1,785	1,210	575	48	$3,766	3,028	738	24

Revenue by Line of Business
Banking:
Lending	$688	685	3	—	$1,369	1,377	(8)	(1)
Treasury Management and Payments	687	762	(75)	(10)	1,373	1,547	(174)	(11)
Investment Banking	430	311	119	38	904	591	313	53
Total Banking	1,805	1,758	47	3	3,646	3,515	131	4
Commercial Real Estate	1,283	1,333	(50)	(4)	2,506	2,644	(138)	(5)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,228	1,133	95	8	2,587	2,418	169	7
Equities	558	397	161	41	1,008	834	174	21
Credit Adjustment (CVA/DVA) and Other	7	14	(7)	(50)	26	85	(59)	(69)
Total Markets	1,793	1,544	249	16	3,621	3,337	284	9
Other	(43)	(4)	(39)	NM	47	37	10	27
Total revenue	$4,838	4,631	207	4	$9,820	9,533	287	3

Selected Metrics
Return on allocated capital	15.4%	10.2			16.3%	13.0
Efficiency ratio	45	45			46	45
NM – Not meaningful
Second quarter 2024 vs. second quarter 2023
Revenue increased driven by:
•higher net gains from trading activities driven by higher revenue in equities, including a gain of $122 million related to an exchange of shares of Visa Inc. Class B common stock, and structured products; and
•higher investment banking fees due to increased activity across all products;
partially offset by:
•lower net interest income driven by higher deposit costs and lower loan balances.

Provision for credit losses reflected a decrease in the allowance for credit losses, primarily driven by commercial real estate loans.

Noninterest expense increased driven by higher operating costs, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	19

Earnings Performance (continued)
First half of 2024 vs. first half of 2023

Revenue increased driven by:
•higher investment banking fees due to increased activity across all products; and
•higher net gains from trading activities driven by higher revenue in structured products, equities, and foreign exchange, partially offset by lower revenue in rates;
partially offset by:
•lower net interest income driven by higher deposit costs and lower loan balances.

Provision for credit losses reflected a decrease in the allowance for credit losses driven by commercial real estate loans.

Noninterest expense increased driven by higher operating costs, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$180,789	190,529	(9,740)	(5)%	$183,110	192,141	(9,031)	(5)%
Commercial real estate	94,998	100,941	(5,943)	(6)	96,405	100,956	(4,551)	(5)
Total loans	$275,787	291,470	(15,683)	(5)	$279,515	293,097	(13,582)	(5)
Loans by Line of Business:
Banking	$86,130	95,413	(9,283)	(10)	$88,513	97,235	(8,722)	(9)
Commercial Real Estate	128,107	136,473	(8,366)	(6)	129,908	136,639	(6,731)	(5)
Markets	61,550	59,584	1,966	3	61,094	59,223	1,871	3
Total loans	$275,787	291,470	(15,683)	(5)	$279,515	293,097	(13,582)	(5)
Trading-related assets:
Trading account securities	$136,101	118,462	17,639	15	$128,724	115,561	13,163	11
Reverse repurchase agreements/securities borrowed	64,896	60,164	4,732	8	63,876	58,997	4,879	8
Derivative assets	18,552	17,522	1,030	6	17,793	17,724	69	—
Total trading-related assets	$219,549	196,148	23,401	12	$210,393	192,282	18,111	9
Total assets	558,063	550,091	7,972	1	554,498	549,453	5,045	1
Total deposits	187,545	160,251	27,294	17	185,408	158,908	26,500	17
Allocated capital	44,000	44,000	—	—	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$181,441	190,317	(8,876)	(5)
Commercial real estate	93,889	101,028	(7,139)	(7)
Total loans	$275,330	291,345	(16,015)	(5)
Loans by Line of Business:
Banking	$84,054	93,596	(9,542)	(10)
Commercial Real Estate	126,080	136,257	(10,177)	(7)
Markets	65,196	61,492	3,704	6
Total loans	$275,330	291,345	(16,015)	(5)
Trading-related assets:
Trading account securities	$140,928	130,008	10,920	8
Reverse repurchase agreements/securities borrowed	70,615	59,020	11,595	20
Derivative assets	19,186	17,804	1,382	8
Total trading-related assets	$230,729	206,832	23,897	12
Total assets	565,334	559,520	5,814	1
Total deposits	200,920	158,770	42,150	27
Second quarter and first half of 2024 vs. second quarter and first half of 2023
Total loans (average and period-end) decreased driven by lower origination volumes reflecting decreased loan demand.
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
Table 6g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$906	1,009	(103)	(10)%	$1,775	2,053	(278)	(14)%
Noninterest income:
Investment advisory and other asset-based fees	2,357	2,110	247	12	4,624	4,171	453	11
Commissions and brokerage services fees	521	494	27	5	1,066	1,035	31	3
Other	74	35	39	111	135	70	65	93
Total noninterest income	2,952	2,639	313	12	5,825	5,276	549	10
Total revenue	3,858	3,648	210	6	7,600	7,329	271	4
Net charge-offs	(2)	(1)	(1)	(100)	4	(2)	6	300
Change in the allowance for credit losses	(12)	25	(37)	NM	(15)	37	(52)	NM
Provision for credit losses	(14)	24	(38)	NM	(11)	35	(46)	NM
Noninterest expense	3,193	2,974	219	7	6,423	6,035	388	6
Income before income tax expense	679	650	29	4	1,188	1,259	(71)	(6)
Income tax expense	195	163	32	20	323	315	8	3
Net income	$484	487	(3)	(1)	$865	944	(79)	(8)

Selected Metrics
Return on allocated capital	29.0%	30.5			25.8%	29.7
Efficiency ratio	83	82			85	82
Client assets ($ in billions, period-end):
Advisory assets	$945	850	95	11
Other brokerage assets and deposits	1,255	1,148	107	9
Total client assets	$2,200	1,998	202	10

Selected Balance Sheet Data (average)
Total loans	$83,166	83,045	121	—	$82,824	83,331	(507)	(1)
Total deposits	102,843	112,360	(9,517)	(8)	102,158	119,443	(17,285)	(14)
Allocated capital	6,500	6,250	250	4	6,500	6,250	250	4

Selected Balance Sheet Data (period-end)
Total loans	$83,338	82,456	882	1
Total deposits	103,722	108,532	(4,810)	(4)
NM- Not meaningful
Second quarter 2024 vs. second quarter 2023
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations;
partially offset by:
•lower net interest income driven by lower deposit balances and higher deposit costs.

Noninterest expense increased reflecting:
•higher personnel expense driven by higher revenue-related compensation; and
•higher operating losses;
partially offset by:
•the impact of efficiency initiatives; and
•lower operating costs.

Total deposits (average and period-end) decreased due to customer migration to higher yielding alternatives.
First half of 2024 vs. first half of 2023
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations;
partially offset by:
•lower net interest income driven by lower deposit balances.
Noninterest expense increased reflecting:
•higher personnel expense driven by higher revenue-related compensation; and
•higher operating losses;
partially offset by:
•the impact of efficiency initiatives; and
•lower operating costs.

Total deposits (average) decreased due to customer migration to higher yielding alternatives.

Wells Fargo & Company	21

Earnings Performance (continued)
The Federal Trade Commission issued a final rule that broadly prohibits worker non-compete provisions. The rule has an effective date of September 4, 2024, but is pending the results of third party litigation challenging the rule. If the rule becomes effective in its current form, we would expect an acceleration of expenses related to certain deferred compensation award programs for retired and retirement eligible employees in our WIM business that feature a non-compete provision as a condition of award vesting.

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
For the second quarter of both 2024 and 2023, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended					Six months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
June 30, 2024
Client-directed (4)	$194.2	9.1	(10.1)	3.2	196.4	$185.3	18.0	(20.4)	13.5	196.4
Financial advisor-directed (5)	284.5	13.0	(12.1)	5.7	291.1	264.6	25.0	(22.5)	24.0	291.1
Separate accounts (6)	209.2	8.3	(8.4)	1.3	210.4	198.4	15.7	(15.9)	12.2	210.4
Mutual fund advisory (7)	86.7	2.2	(3.5)	0.3	85.7	83.3	4.4	(6.6)	4.6	85.7
Total Wells Fargo Advisors	$774.6	32.6	(34.1)	10.5	783.6	$731.6	63.1	(65.4)	54.3	783.6
The Private Bank (8)	164.2	6.0	(9.6)	0.9	161.5	159.5	11.6	(17.6)	8.0	161.5
Total WIM advisory assets	$938.8	38.6	(43.7)	11.4	945.1	$891.1	74.7	(83.0)	62.3	945.1
June 30, 2023
Client-directed (4)	$171.9	8.2	(9.1)	6.4	177.4	$165.2	16.4	(17.5)	13.3	177.4
Financial advisor-directed (5)	233.1	9.5	(10.1)	11.2	243.7	222.9	18.9	(19.3)	21.2	243.7
Separate accounts (6)	182.7	5.8	(6.8)	6.8	188.5	176.5	11.7	(12.9)	13.2	188.5
Mutual fund advisory (7)	80.6	1.8	(3.1)	2.6	81.9	78.6	3.8	(6.2)	5.7	81.9
Total Wells Fargo Advisors	$668.3	25.3	(29.1)	27.0	691.5	$643.2	50.8	(55.9)	53.4	691.5
The Private Bank (8)	156.8	6.1	(8.9)	4.0	158.0	153.6	13.4	(18.2)	9.2	158.0
Total WIM advisory assets	$825.1	31.4	(38.0)	31.0	849.5	$796.8	64.2	(74.1)	62.6	849.5
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
Table 6i: Corporate – Income Statement

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$(144)	(91)	(53)	(58)%	$(112)	(75)	(37)	(49)%
Noninterest income	392	121	271	224	683	126	557	442
Total revenue	248	30	218	727	571	51	520	NM
Net charge-offs	(2)	(2)	—	—	(3)	(4)	1	25
Change in the allowance for credit losses	6	(142)	148	104	6	(20)	26	130
Provision for credit losses	4	(144)	148	103	3	(24)	27	113
Noninterest expense	723	269	454	169	1,798	877	921	105
Loss before income tax benefit	(479)	(95)	(384)	NM	(1,230)	(802)	(428)	(53)
Income tax benefit	(157)	(103)	(54)	(52)	(474)	(375)	(99)	(26)
Less: Net loss from noncontrolling interests (1)	(4)	(38)	34	89	(3)	(152)	149	98
Net income (loss)	$(318)	46	(364)	NM	$(753)	(275)	(478)	NM
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests predominantly associated with the Company’s consolidated venture capital investments.
Second quarter 2024 vs. second quarter 2023
Revenue increased driven by higher net gains from equity securities reflecting higher unrealized gains on nonmarketable equity securities from our venture capital investments.

Provision for credit losses reflected an increase in allowance for credit losses.

Noninterest expense increased due to:
•higher operating losses due to higher expense for customer remediation activities; and
•an additional expense of $52 million for the estimated FDIC special assessment.

First half of 2024 vs. first half of 2023

Revenue increased driven by higher net gains from equity securities reflecting lower impairment of equity securities and higher unrealized gains on nonmarketable equity securities from our venture capital investments.

Noninterest expense increased due to:
•higher operating losses due to higher expense for customer remediation activities; and
•an additional expense of $336 million for the estimated FDIC special assessment.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.5 billion and $4.6 billion at June 30, 2024, and December 31, 2023, respectively. We may incur impairment charges based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. For additional information, see the “Earnings Performance – Operating Segment Results – Corporate” section in our 2023 Form 10-K.

Wells Fargo & Company	23

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$202,812	132,505	70,307	53%	$207,212	125,004	82,208	66%
Available-for-sale debt securities	131,822	130,496	1,326	1	127,308	129,638	(2,330)	(2)
Held-to-maturity debt securities	251,100	270,999	(19,899)	(7)	254,094	271,854	(17,760)	(7)
Equity securities	15,571	15,327	244	2	15,765	15,422	343	2
Total loans	7,662	9,216	(1,554)	(17)	8,181	9,185	(1,004)	(11)
Total assets	656,535	610,417	46,118	8	660,009	603,293	56,716	9
Total deposits	110,970	84,752	26,218	31	115,288	72,846	42,442	58

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$211,050	128,077	82,973	65
Available-for-sale debt securities	138,087	123,169	14,918	12
Held-to-maturity debt securities	247,746	269,414	(21,668)	(8)
Equity securities	15,297	15,097	200	1
Total loans	7,406	9,231	(1,825)	(20)
Total assets	670,494	593,597	76,897	13
Total deposits	110,456	92,023	18,433	20

Second quarter and first half of 2024 vs. second quarter and first half of 2023
Total assets (average and period-end) increased reflecting:
•an increase in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury;
partially offset by:
•paydowns and maturities of HTM debt securities.

Total deposits (average and period-end) increased driven by issuances of certificates of deposits (CDs).

24	Wells Fargo & Company

Balance Sheet Analysis
At June 30, 2024, our assets totaled $1.94 trillion, up $7.6 billion from December 31, 2023.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2024				December 31, 2023
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$156,417	(7,665)	148,752	6.1	$137,155	(6,707)	130,448	4.7
Held-to-maturity (3)	250,736	(41,095)	209,641	8.1	262,708	(35,392)	227,316	7.6
Total	$407,153	(48,760)	358,393	n/a	$399,863	(42,099)	357,764	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $7 million and $1 million related to available-for-sale debt securities and $97 million and $93 million related to held-to-maturity debt securities at June 30, 2024, and December 31, 2023, respectively.
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
At June 30, 2024, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2023, due to decreases in both the commercial and industrial and commercial real estate loan portfolios as paydowns exceeded originations and advances. Consumer loans decreased from December 31, 2023, driven by decreases in the residential mortgage and auto loan portfolios as paydowns exceeded originations, partially offset by an increase in credit card loans due to higher purchase volume driven by new account growth.
Table 8: Loan Portfolios

($ in millions)	Jun 30, 2024	Dec 31, 2023	$ Change	% Change
Commercial	$536,611	547,427	(10,816)	(2)%
Consumer	381,296	389,255	(7,959)	(2)
Total loans	$917,907	936,682	(18,775)	(2)

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

Deposits
Deposits increased from December 31, 2023, reflecting:
•growth in commercial deposits;
partially offset by:
•customer migration to higher yielding alternatives; and
•lower time deposits driven by maturities of CDs.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in second quarter 2024 increased to 1.84%, compared with 1.58% in fourth quarter 2023.
Table 9: Deposits

($ in millions)	Jun 30, 2024	% of total deposits	Dec 31, 2023	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$348,525	26%	$360,279	26%	$(11,754)	(3)%
Interest-bearing demand deposits	463,453	34	436,908	32	26,545	6
Savings deposits	351,927	26	349,181	26	2,746	1
Time deposits	182,583	13	187,989	14	(5,406)	(3)
Interest-bearing deposits in non-U.S. offices	19,406	1	23,816	2	(4,410)	(19)
Total deposits	$1,365,894	100%	$1,358,173	100%	$7,721	1

26	Wells Fargo & Company

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
The Board’s Risk Committee has primary oversight responsibility for credit risk. At the management level, Corporate Credit Risk, which is part of Independent Risk Management, has oversight responsibility for credit risk. Corporate Credit Risk reports to the Chief Risk Officer and supports periodic reports related to credit risk provided to the Board’s Risk Committee.

Loan Portfolio Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2024	Dec 31, 2023
Commercial and industrial	$374,588	380,388
Commercial real estate	145,318	150,616
Lease financing	16,705	16,423
Total commercial	536,611	547,427
Residential mortgage	255,085	260,724
Credit card	53,756	52,230
Auto	44,280	47,762
Other consumer	28,175	28,539
Total consumer	381,296	389,255
Total loans	$917,907	936,682
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Jun 30, 2024	Dec 31, 2023
Nonaccrual loans
Commercial loans	$5,161	4,914
Consumer loans	3,273	3,342
Total nonaccrual loans	$8,434	8,256
Nonaccrual loans as a % of total loans	0.92%	0.88

Allowance for credit losses (ACL) for loans	$14,789	15,088
ACL for loans as a % of total loans	1.61%	1.61

	Quarter ended June 30,
	2024	2023
Net loan charge-offs as a % of:
Average commercial loans	0.35%	0.15
Average consumer loans	0.88	0.58

	Six months ended June 30,
	2024	2023
Average commercial loans	0.30%	0.10
Average consumer loans	0.86	0.57
Additional information on our loan portfolios and our credit quality trends follows.

28	Wells Fargo & Company

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
We had $16.0 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at June 30, 2024, compared with $14.6 billion at December 31, 2023. The increase was driven by the entertainment and recreation, auto related, technology, telecom and media, and transportation services industries, partially offset by the financials except banks industry.
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
The portfolio decreased at June 30, 2024, compared with December 31, 2023, as a result of paydowns and decreased loan draws. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$51	145,269	16%	$231,777	9	146,635	16%	$234,513
Technology, telecom and media	87	24,661	3	61,246	60	25,460	3	59,216
Real estate and construction	87	26,090	3	54,542	55	24,987	3	54,345
Equipment, machinery and parts manufacturing	37	25,727	3	49,539	37	24,785	3	48,265
Retail	53	19,674	2	47,691	72	19,596	2	48,829
Materials and commodities	28	14,842	2	37,380	112	14,235	2	37,758
Food and beverage manufacturing	22	16,535	2	33,390	15	16,047	2	33,957
Oil, gas and pipelines	26	10,308	1	32,284	2	10,730	1	32,544
Auto related	11	17,224	2	30,723	8	15,203	2	28,795
Health care and pharmaceuticals	66	14,508	2	29,647	26	14,863	2	30,386
Commercial services	33	10,699	1	26,288	37	11,095	1	26,025
Utilities	1	6,839	*	24,269	1	8,325	*	25,710
Diversified or miscellaneous	56	8,395	*	21,908	67	8,284	*	22,877
Entertainment and recreation	22	13,040	1	19,429	18	13,968	1	20,250
Insurance and fiduciaries	1	5,749	*	17,285	1	4,715	*	15,724
Transportation services	161	9,407	1	16,360	134	9,277	*	16,750
Agribusiness	11	5,980	*	11,235	31	6,466	*	12,080
Government and education	40	5,566	*	11,075	26	5,603	*	11,552
Banks	—	8,276	*	9,314	—	11,820	1	12,981
Other (2)	47	2,504	*	12,133	15	4,717	*	12,297
Total	$840	391,293	43%	$777,515	726	396,811	42%	$784,854
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.3 billion and $3.0 billion at June 30, 2024, and December 31, 2023, respectively.

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
Table 12a: Financials Except Banks Industry Category

	June 30, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	52,000	6%	$95,190	—	51,842	6%	$98,074
Commercial finance (3)	2	50,778	6	77,657	2	52,007	6	78,369
Consumer finance (4)	31	20,594	2	35,116	—	20,308	2	33,547
Real estate finance (5)	17	21,897	2	23,814	7	22,478	2	24,523
Total	$51	145,269	16%	$231,777	9	146,635	16%	$234,513
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $5.9 billion and $7.6 billion at June 30, 2024, and December 31, 2023, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $64.9 billion and $72.9 billion at June 30, 2024, and December 31, 2023, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2024, and December 31, 2023, respectively, included:
•$37.0 billion and $40.5 billion in the financials except banks industry;
•$8.0 billion and $11.4 billion in the banks industry; and
•$2.4 billion and $2.0 billion in the oil, gas and pipelines industry.

30	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $5.3 billion from December 31, 2023, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 30% and office at 20% of the portfolio. Unfunded credit commitments at June 30, 2024, and December 31, 2023, were $6.5 billion and $7.7 billion, respectively, for CRE mortgage loans and $9.9 billion and $13.2 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had
$18.3 billion of CRE mortgage loans classified as criticized at June 30, 2024, compared with $17.5 billion at December 31, 2023. We had $1.2 billion of CRE construction loans classified as criticized at June 30, 2024, compared with $830 million at December 31, 2023. The increase in criticized CRE loans was predominantly driven by the apartments property type, partially offset by the institutional property type.
We continue to closely monitor the credit quality of the office property type given weakened demand for office space. Loans in California and New York represented approximately 40% of the office property type at both June 30, 2024, and December 31, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					June 30, 2024				December 31, 2023
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,346	26,778	—	3,191	1,346	29,969	3%	$33,399	31,619	35,629
New York	605	14,211	—	2,487	605	16,698	2	17,846	16,575	17,930
Florida	82	9,389	—	2,565	82	11,954	1	13,673	12,492	14,577
Texas	212	9,564	—	1,398	212	10,962	1	12,159	12,033	14,224
Georgia	312	5,076	—	1,121	312	6,197	*	6,622	6,105	6,804
Arizona	9	4,590	—	630	9	5,220	*	5,838	5,182	5,806
Washington	263	3,892	—	950	263	4,842	*	5,461	5,247	5,994
North Carolina	66	3,726	—	1,092	66	4,818	*	5,369	5,397	6,408
New Jersey	5	2,809	—	1,741	5	4,550	*	5,022	4,364	5,130
Virginia	119	3,726	—	886	119	4,612	*	5,008	4,372	4,983
Other (2)	1,300	38,772	2	6,724	1,302	45,496	5	51,361	47,230	53,982
Total	$4,319	122,533	2	22,785	4,321	145,318	15%	$161,758	150,616	171,467
By property:
Apartments	$28	31,249	—	11,799	28	43,048	5%	$49,846	42,585	51,749
Office	3,693	26,714	—	2,990	3,693	29,704	3	31,636	31,526	34,295
Industrial/warehouse	25	21,024	—	3,853	25	24,877	3	27,268	25,413	28,493
Retail (excl shopping center)	113	11,193	1	80	114	11,273	1	12,197	11,670	12,338
Hotel/motel	252	10,839	—	762	252	11,601	1	12,130	12,725	13,612
Shopping center	165	8,402	—	316	165	8,718	*	9,256	8,745	9,356
Institutional	13	4,323	—	1,232	13	5,555	*	5,992	5,986	6,568
Mixed use properties	22	2,877	—	46	22	2,923	*	3,117	3,511	3,763
Storage facility	—	2,194	—	151	—	2,345	*	2,507	2,782	3,002
1-4 family structure	—	—	—	1,143	—	1,143	*	2,455	1,195	2,691
Other	8	3,718	1	413	9	4,131	*	5,354	4,478	5,600
Total	$4,319	122,533	2	22,785	4,321	145,318	15%	$161,758	150,616	171,467
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.1 billion and $4.4 billion at June 30, 2024, and December 31, 2023, respectively. Non-U.S. loans were $6.0 billion and $6.9 billion at June 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2024, non-U.S. loans totaled $71.1 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $80.0 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2023. Non-U.S. loans were approximately 4% of our total consolidated assets at both June 30, 2024, and December 31, 2023.

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
Our largest single country exposure outside the U.S. at June 30, 2024, was the United Kingdom, which totaled
$28.9 billion, or approximately 1% of our total assets, and included $5.7 billion of sovereign claims. Our United Kingdom sovereign claims arise from deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 14: Select Country Exposures

	June 30, 2024
	Lending and deposits with banks (1)		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (2)	Total
Top 20 country exposures:
United Kingdom	$5,680	21,002	(3)	33	—	2,194	5,677	23,229	28,906
Canada	9	15,885	188	134	178	467	375	16,486	16,861
Japan	8,328	670	1,334	377	—	138	9,662	1,185	10,847
Luxembourg	—	7,742	5	274	—	206	5	8,222	8,227
Cayman Islands	—	7,903	—	—	—	240	—	8,143	8,143
Ireland	—	4,340	—	157	—	174	—	4,671	4,671
France	33	4,102	129	282	—	78	162	4,462	4,624
Bermuda	—	3,845	—	13	—	67	—	3,925	3,925
Germany	—	3,118	(211)	470	—	138	(211)	3,726	3,515
Guernsey	—	2,517	—	—	—	3	—	2,520	2,520
Netherlands	—	2,003	—	160	—	69	—	2,232	2,232
China	44	1,017	(177)	580	13	159	(120)	1,756	1,636
Switzerland	—	1,118	—	113	2	396	2	1,627	1,629
Australia	—	1,114	—	357	—	87	—	1,558	1,558
Chile	—	1,359	—	62	—	1	—	1,422	1,422
Hong Kong	—	479	7	804	—	12	7	1,295	1,302
South Korea	—	987	(98)	163	13	9	(85)	1,159	1,074
Jersey	—	826	—	114	—	107	—	1,047	1,047
Spain	—	708	—	20	—	262	—	990	990
Brazil	—	966	—	10	8	1	8	977	985
Total top 20 country exposures	$14,094	81,701	1,174	4,123	214	4,808	15,482	90,632	106,114
(1)Includes sovereign and non-sovereign deposits with banks of $14.0 billion and $3.3 billion, respectively.
(2)Total non-sovereign exposure consisted of $44.4 billion exposure to financial institutions and $46.2 billion to non-financial corporations at June 30, 2024.

32	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans represented 96% of the total residential mortgage loan portfolio at both June 30, 2024, and December 31, 2023.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans totaled $66.3 billion, or 7% of total loans, at June 30, 2024, compared with $66.7 billion, or 7% of total loans, at December 31, 2023, with an initial reset date in 2026 or later for the majority of this portfolio at June 30, 2024. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $13.6 billion at June 30, 2024, compared with $15.0 billion at December 31, 2023. The unfunded credit commitments for these lines of credit totaled $25.9 billion at June 30, 2024, compared with $28.6 billion at December 31, 2023. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2023 Form 10-K.
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

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $4.6 billion from
December 31, 2023, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
California (2)	$108,844	109,972	11.86%	11.74	0.41	0.36	(0.01)	0.03
New York	31,029	31,322	3.38	3.34	0.78	0.79	(0.02)	0.02
Washington	10,668	10,672	1.16	1.14	0.21	0.29	—	—
New Jersey	9,989	10,161	1.09	1.08	1.10	1.13	(0.02)	(0.03)
Florida	9,688	10,065	1.06	1.07	1.15	1.11	(0.09)	(0.06)
Other (3)	67,584	69,893	7.36	7.46	0.90	0.82	(0.02)	0.02
Total	237,802	242,085	25.91	25.83	0.65	0.61	(0.02)	0.02
Government insured/guaranteed loans (4)	7,206	7,568	0.79	0.81
Total first lien mortgage portfolio	$245,008	249,653	26.70%	26.64
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.2 billion and $7.4 billion at June 30, 2024, and December 31, 2023, respectively.
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

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $994 million from December 31, 2023, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
California	$2,900	3,101	0.32%	0.33	1.69	1.65	(0.10)	(0.16)
New Jersey	1,004	1,114	0.11	0.12	2.54	2.81	(0.72)	(0.25)
Florida	818	924	0.09	0.10	2.27	2.42	(0.57)	(0.71)
Pennsylvania	602	673	0.07	0.07	2.50	2.70	(0.25)	(0.08)
New York	601	661	0.07	0.07	3.06	3.26	(0.11)	0.14
Other (2)	4,152	4,598	0.45	0.49	2.14	2.05	(0.43)	(0.31)
Total junior lien mortgage portfolio	$10,077	11,071	1.11%	1.18	2.14	2.16	(0.34)	(0.26)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $580 million and $640 million at June 30, 2024, and December 31, 2023, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	June 30, 2024		December 31, 2023
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$53,756	5.86%	$52,230	5.58%
Auto	44,280	4.82	47,762	5.10
Other consumer (1)	28,175	3.07	28,539	3.05
Total	$126,211	13.75%	$128,531	13.73%
(1)Includes $19.8 billion and $18.3 billion at June 30, 2024, and December 31, 2023, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card  The increase in the outstanding balance at June 30, 2024, compared with December 31, 2023, was due to higher purchase volume driven by new account growth.
Auto  The decrease in the outstanding balance at June 30, 2024, compared with December 31, 2023, was due to paydowns exceeding originations.
Other Consumer  The outstanding balance at June 30, 2024, was stable compared with December 31, 2023.

34	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2023 Form 10-K. Table 18 summarizes nonperforming assets.

Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Jun 30, 2024	Dec 31, 2023
Nonaccrual loans:
Commercial and industrial	$754	662
Commercial real estate	4,321	4,188
Lease financing	86	64
Total commercial	5,161	4,914
Residential mortgage (1)	3,135	3,192
Auto	103	115
Other consumer	35	35
Total consumer	3,273	3,342
Total nonaccrual loans	$8,434	8,256
As a percentage of total loans	0.92%	0.88
Foreclosed assets:
Government insured/guaranteed (2)	$2	12
Non-government insured/guaranteed	214	175
Total foreclosed assets	216	187
Total nonperforming assets	$8,650	8,443
As a percentage of total loans	0.94%	0.90
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
Commercial nonaccrual loans increased $247 million from December 31, 2023, driven by an increase in commercial real estate nonaccrual loans, predominantly within the office property type. For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.
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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Commercial nonaccrual loans
Balance, beginning of period	$4,739	2,275	$4,914	1,823
Inflows	1,765	1,761	2,539	2,807
Outflows:
Returned to accruing	(366)	(61)	(519)	(207)
Foreclosures	(58)	—	(58)	—
Charge-offs	(500)	(215)	(853)	(330)
Payments, sales and other	(419)	(331)	(862)	(664)
Total outflows	(1,343)	(607)	(2,292)	(1,201)
Balance, end of period	5,161	3,429	5,161	3,429
Consumer nonaccrual loans
Balance, beginning of period	3,336	3,735	3,342	3,803
Inflows	321	336	663	683
Outflows:
Returned to accruing	(180)	(266)	(321)	(458)
Foreclosures	(18)	(25)	(42)	(51)
Charge-offs	(21)	(44)	(51)	(82)
Payments, sales and other	(165)	(279)	(318)	(438)
Total outflows	(384)	(614)	(732)	(1,029)
Balance, end of period	3,273	3,457	3,273	3,457
Total nonaccrual loans	$8,434	6,886	$8,434	6,886
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at June 30, 2024:
•98% of total commercial nonaccrual loans were secured, predominantly by real estate.
•66% of total commercial nonaccrual loans were current on interest and 56% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 96% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$463 million of the $591 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)			Jun 30, 2024	Dec 31, 2023
Summary by loan segment
Government insured/guaranteed			$2	12
Commercial			180	135
Consumer			34	40
Total foreclosed assets			$216	187
(in millions)	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Analysis of changes in foreclosed assets
Balance, beginning of period	$165	132	$187	137
Net change in government insured/guaranteed (1)	1	(2)	(10)	(6)
Additions to foreclosed assets (2)	158	135	263	258
Reductions from sales and write-downs	(108)	(132)	(224)	(256)
Balance, end of period	$216	133	$216	133
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from the FHA or the VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

36	Wells Fargo & Company

NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$188	0.20%	$119	0.12%	$336	0.18%	$162	0.09%
Commercial real estate	271	0.74	79	0.21	458	0.62	96	0.13
Lease financing	9	0.21	2	0.05	15	0.17	5	0.06
Total commercial	468	0.35	200	0.15	809	0.30	263	0.10
Residential mortgage	(19)	(0.03)	(12)	(0.02)	(32)	(0.02)	(23)	(0.02)
Credit card	649	4.96	396	3.39	1,226	4.72	740	3.22
Auto	79	0.70	89	0.68	191	0.83	210	0.81
Other consumer	124	1.77	91	1.31	256	1.82	178	1.26
Total consumer	833	0.88	564	0.58	1,641	0.86	1,105	0.57
Total	$1,301	0.57%	$764	0.32%	$2,450	0.53%	$1,368	0.29%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in second quarter 2024, compared with the same period a year ago, was due to higher losses in all commercial portfolios, primarily in our commercial real estate portfolio driven by the office property type.
The increase in consumer net loan charge-offs in second quarter 2024, compared with the same period a year ago, was due to higher losses in our credit card portfolio.

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
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Jun 30, 2024			Dec 31, 2023
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,276	1.14%	41	$4,272	1.12%	40
Commercial real estate	3,754	2.58	15	3,939	2.62	16
Lease financing	206	1.23	2	201	1.22	2
Total commercial	8,236	1.53	58	8,412	1.54	58
Residential mortgage (1)	521	0.20	28	652	0.25	28
Credit card	4,517	8.40	6	4,223	8.09	6
Auto	804	1.82	5	1,042	2.18	5
Other consumer	711	2.52	3	759	2.66	3
Total consumer	6,553	1.72	42	6,676	1.72	42
Total	$14,789	1.61%	100	$15,088	1.61%	100
Components:
Allowance for loan losses			$14,360			14,606
Allowance for unfunded credit commitments			429			482
Allowance for credit losses			$14,789			15,088
Ratio of allowance for loan losses to total net loan charge-offs (2)			2.74x			4.21
Ratio of allowance for loan losses to total nonaccrual loans			1.70			1.77
Allowance for loan losses as a percentage of total loans			1.56%			1.56
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended June 30, 2024.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $299 million, or 2%, from December 31, 2023, reflecting decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at June 30, 2024. The base scenario assumed slowing inflation with slowing economic growth and also reflected a significant decline in commercial real estate prices and increased unemployment rates from historically low levels. The downside scenarios assumed a more substantial economic contraction due to declining property values, high inflation, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at June 30, 2024, and March 31, 2024, are presented in Table 23.

Table 23: Forecasted Key Economic Variables

	4Q 2024	2Q 2025	4Q 2025
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2024	4.4%	5.2	5.8
March 31, 2024	4.9	5.6	5.9

U.S. real GDP (2):
June 30, 2024	(0.4)	(0.5)	0.9
March 31, 2024	(0.5)	0.4	1.7

Home price index (3):
June 30, 2024	(0.4)	(4.0)	(4.6)
March 31, 2024	(5.2)	(6.3)	(5.2)

Commercial real estate asset prices (3):
June 30, 2024	(6.7)	(12.1)	(9.4)
March 31, 2024	(11.2)	(13.6)	(7.5)
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

We believe the ACL for loans of $14.8 billion at June 30, 2024, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

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
Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At June 30, 2024, and December 31, 2023, these loans, which we have repurchased or have the unilateral option to repurchase, were $7.5 billion and $7.8 billion, respectively, which included $7.2 billion and $7.4 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
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

Wells Fargo & Company	39

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
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Jun 30, 2024	Dec 31, 2023
Parallel shift:
+100 bps shift in interest rates	$1.2	1.8
-100 bps shift in interest rates	(1.7)	(2.0)
-200 bps shift in interest rates	(3.4)	(4.3)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.1	1.1
-100 bps shift in short-term interest rates	(0.6)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	0.1	0.7
-100 bps shift in long-term interest rates	(1.1)	(1.1)
Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The changes in our interest rate sensitivity from December 31, 2023, to June 30, 2024, reflected updates for our expected balance sheet composition, including a shift to higher cost deposits. The magnitude of the benefit, if any, from higher interest rates may vary from our scenarios, including because future deposit pricing and balances may be different from our current expectations. The realized impact of interest rate changes may also vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.
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

40	Wells Fargo & Company

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
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	June 30, 2024				March 31, 2024				June 30, 2023
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$31	29	23	36	35	40	29	58	50	39	21	51
Interest rate	30	24	16	32	33	26	13	45	42	44	29	65
Equity	20	20	15	24	22	21	18	24	19	19	13	24
Commodity	6	4	2	11	2	3	2	4	4	4	3	6
Foreign exchange	0	1	0	2	1	1	0	1	1	1	0	4
Diversification benefit (1)	(59)	(49)			(57)	(51)			(78)	(72)
Company Trading General VaR	$28	29			36	40			38	35
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

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of June 30, 2024, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of June 30, 2024, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023
HQLA (1):
Eligible cash	$190,761	201,358	121,126
Eligible securities (2)	165,530	151,669	227,955
Total HQLA	356,291	353,027	349,081
Projected net cash outflows (3)	286,631	281,173	283,609
LCR	124%	126	123
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
Table 27: Primary Sources of Liquidity

	June 30, 2024			December 31, 2023
(in millions)	Total	Encumbered	Unencumbered	Total	Encumbered	Unencumbered
Interest-earning deposits with banks (1)	$198,079	—	198,079	203,026	—	203,026
Debt securities of U.S. Treasury and federal agencies	40,863	2,847	38,016	47,754	9,351	38,403
Federal agency mortgage-backed securities (2)	256,395	15,046	241,349	237,966	28,471	209,495
Total	$495,337	17,893	477,444	488,746	37,822	450,924
(1)Excludes time deposits, which are included in interest-earning deposits with banks in our consolidated balance sheet.
(2)Encumbered securities at June 30, 2024, includes securities with a fair value of $52 million which were purchased in June 2024, but settled in July 2024.

Our interest-earning deposits with banks are mainly on deposit with the Federal Reserve. We believe the debt securities included in Table 27 provide quick and reliable sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Debt securities within our HTM portfolio are not intended for sale but may be pledged to obtain financing.
As of June 30, 2024, we had approximately $563.0 billion of available borrowing capacity at various Federal Home Loan Banks (FHLB) and the Federal Reserve Discount Window, based on collateral pledged. Although available, we do not view this borrowing capacity as a primary source of liquidity.
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
Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 67% and 69% of total deposits at June 30, 2024, and December 31, 2023, respectively.
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

42	Wells Fargo & Company

pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the
“Pledged Assets” section of Note 16 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 28: Short-Term Borrowings

(in millions)	Jun 30, 2024	Dec 31, 2023
Federal funds purchased and securities sold under agreements to repurchase	$105,833	77,676
Other short-term borrowings (1)	13,001	11,883
Total	$118,834	89,559
(1)Includes $1.0 billion and $0 of FHLB advances at June 30, 2024, and December 31, 2023, respectively.
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. In March 2024, we issued long-term debt of $1.2 billion by securitizing credit card loans. For additional information about credit card securitizations, see
Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2024 and the following years thereafter, as of June 30, 2024.
Table 29: Maturity of Long-Term Debt

	June 30, 2024
(in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$2,767	11,973	24,148	7,744	18,799	63,461	128,892
Subordinated notes	—	960	2,642	2,354	—	11,391	17,347
Junior subordinated notes	—	—	—	361	—	796	1,157
Total long-term debt – Parent	2,767	12,933	26,790	10,459	18,799	75,648	147,396
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	8,233	6,986	7,635	3	3	178	23,038
Subordinated notes	—	148	—	27	192	2,912	3,279
Junior subordinated notes	—	—	—	421	—	—	421
Credit card securitizations	—	—	—	1,243	—	—	1,243
Other bank debt	29	43	17	28	27	2,634	2,778
Total long-term debt – Bank	8,262	7,177	7,652	1,722	222	5,724	30,759
Other consolidated subsidiaries
Senior notes	38	386	221	—	5	331	981
Total long-term debt – Other consolidated subsidiaries	38	386	221	—	5	331	981
Total long-term debt	$11,067	20,496	34,663	12,181	19,026	81,703	179,136
(1)Includes $11.0 billion of FHLB advances.

Wells Fargo & Company	43

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
There were no actions undertaken by the rating agencies with regard to our credit ratings during second quarter 2024.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2024, are presented in Table 30.
Table 30: Credit Ratings as of June 30, 2024

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
In July 2023, federal banking regulators issued a proposed rule to implement the final components of Basel III, which would impact risk-based capital requirements for certain banks. The proposed rule would eliminate the current Advanced Approach and replace it with a new expanded risk-based approach for the measurement of risk-weighted assets, including more granular risk weights for credit risk, a new market risk framework, and a new standardized approach for measuring operational risk. Officials from federal banking regulators have since commented that there may be significant changes to the proposed rule.
Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2024.
Table 31: Risk-Based Capital Requirements – Standardized Approach

Table 32: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at June 30, 2024, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2023, through September 30, 2024, is 2.90%. We expect our stress capital buffer for the period October 1, 2024, through September 30, 2025, to increase to 3.80%.

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
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Jun 30, 2024		Dec 31, 2023	Required Capital Ratios (1)	Jun 30, 2024	Dec 31, 2023
Common Equity Tier 1	(A)		$134,249		140,783		134,249	140,783
Tier 1 capital	(B)		150,547		159,823		150,547	159,823
Total capital	(C)		183,201		193,061		172,927	182,726
Risk-weighted assets	(D)		1,219,533		1,231,668		1,093,025	1,114,281
Common Equity Tier 1 capital ratio	(A)/(D)	8.90%	11.01	*	11.43	8.50	12.28	12.63
Tier 1 capital ratio	(B)/(D)	10.40	12.34	*	12.98	10.00	13.77	14.34
Total capital ratio	(C)/(D)	12.40	15.02	*	15.67	12.00	15.82	16.40
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2024.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at June 30, 2024.

46	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 34: Risk-Based Capital Calculation and Components

(in millions)		Jun 30, 2024	Dec 31, 2023
Total equity		$178,148	187,443
Adjustments:
Preferred stock		(16,608)	(19,448)
Additional paid-in capital on preferred stock		141	157
Noncontrolling interests		(1,718)	(1,708)
Total common stockholders’ equity		$159,963	166,444
Adjustments:
Goodwill		(25,172)	(25,175)
Certain identifiable intangible assets (other than MSRs)		(96)	(118)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(968)	(878)
Applicable deferred taxes related to goodwill and other intangible assets (1)		933	919
Other (2)		(411)	(409)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$134,249	140,783
Preferred stock		16,608	19,448
Additional paid-in capital on preferred stock		(141)	(157)
Other		(169)	(251)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$150,547	159,823

Long-term debt and other instruments qualifying as Tier 2		18,299	19,020
Qualifying allowance for credit losses (3)		14,706	14,805
Other		(351)	(587)
Total Tier 2 capital under the Standardized Approach	(B)	$32,654	33,238
Total qualifying capital under the Standardized Approach	(A)+(B)	$183,201	193,061

Long-term debt and other instruments qualifying as Tier 2		18,299	19,020
Qualifying allowance for credit losses (3)		4,432	4,470
Other		(351)	(587)
Total Tier 2 capital under the Advanced Approach	(C)	$22,380	22,903
Total qualifying capital under the Advanced Approach	(A)+(C)	$172,927	182,726
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(2)Includes a $60 million increase and $120 million increase at June 30, 2024, and December 31, 2023, respectively, related to a current expected credit loss accounting standard (CECL) transition provision. In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
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

Wells Fargo & Company	47

Capital Management (continued)
Table 35 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 35: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Jun 30, 2024	Dec 31, 2023	$ Change 2024/ 2023	Jun 30, 2024	Dec 31, 2023	$ Change 2024/ 2023
Risk-weighted assets (RWAs):
Credit risk	$1,175,437	1,182,805	(7,368)	753,679	756,905	(3,226)
Market risk	44,096	48,863	(4,767)	44,096	48,863	(4,767)
Operational risk	N/A	N/A	N/A	295,250	308,513	(13,263)
Total RWAs	$1,219,533	1,231,668	(12,135)	1,093,025	1,114,281	(21,256)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2023	$140,783
Cumulative effect from change in accounting policy (1)	(158)
Net income applicable to common stock	8,953
Common stock dividends	(2,455)
Common stock issued, repurchased, and stock compensation-related items	(11,679)
Changes in accumulated other comprehensive income (loss)	(1,141)
Goodwill	3
Certain identifiable intangible assets (other than MSRs)	22
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	(90)
Applicable deferred taxes related to goodwill and other intangible assets (2)	14
Other (3)	(3)
Change in Common Equity Tier 1	(6,534)
Common Equity Tier 1 at June 30, 2024	$134,249
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
Table 37 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 37: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Total equity		$178,148	182,674	181,952	181,552	186,669	184,443	184,111	184,371
Adjustments:
Preferred stock		(16,608)	(18,608)	(19,448)	(18,300)	(19,291)	(19,448)	(18,795)	(19,448)
Additional paid-in capital on preferred stock		141	146	173	145	155	173	150	173
Noncontrolling interests		(1,718)	(1,731)	(1,761)	(1,743)	(1,710)	(1,924)	(1,727)	(1,971)
Total common stockholders’ equity	(A)	159,963	162,481	160,916	161,654	165,823	163,244	163,739	163,125
Adjustments:
Goodwill		(25,172)	(25,173)	(25,175)	(25,172)	(25,174)	(25,175)	(25,173)	(25,174)
Certain identifiable intangible assets (other than MSRs)		(96)	(107)	(145)	(101)	(112)	(140)	(106)	(142)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (1)		(968)	(965)	(2,511)	(965)	(879)	(2,487)	(922)	(2,464)
Applicable deferred taxes related to goodwill and other intangible assets (2)		933	927	905	931	924	903	928	899
Tangible common equity	(B)	$134,660	137,163	133,990	136,347	140,582	136,345	138,466	136,244
Common shares outstanding	(C)	3,402.7	3,501.7	3,667.7	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,640	4,313	4,659	$8,953	9,372
Book value per common share	(A)/(C)	$47.01	46.40	43.87	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	39.57	39.17	36.53	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.54%	10.46	11.45	11.00%	11.59
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.69	12.34	13.71	13.00	13.87
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
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 38 presents the leverage requirements applicable to the Company as of June 30, 2024.
Table 38: Leverage Requirements Applicable to the Company

Wells Fargo & Company	49

Capital Management (continued)
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.
Table 39 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At June 30, 2024, each of our IDIs exceeded their applicable SLR requirements.
Table 39: Leverage Ratios for the Company

($ in millions)		Quarter ended June 30, 2024
Tier 1 capital	(A)	$150,547
Total average assets		1,914,708
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		27,201
Total adjusted average assets	(B)	1,887,507
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		59,932
Repo-style transactions (2)		5,711
Other (3)		305,374
Total off-balance sheet exposures		371,017
Total leverage exposure	(C)	$2,258,524
Supplementary leverage ratio	(A)/(C)	6.67%

Tier 1 leverage ratio	(A)/(B)	7.98%
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

TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2024, are presented in Table 40.
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
Table 41 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 41: TLAC and Eligible Unsecured Long-Term Debt

June 30, 2024
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$302,253		138,087

Percentage of RWAs (3)	24.78%	21.50	11.32	7.50
Percentage of total leverage exposure	13.38	9.50	6.11	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of June 30, 2024, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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
In June 2024, we redeemed all of our Preferred Stock, Series S. In July 2024, we issued $2.0 billion of our Preferred Stock, Series FF. For additional information, see Note 9 (Preferred Stock) to Financial Statements in this Report.
During the first half of 2024, we issued $676 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 213 million shares of common stock at a cost of $12.1 billion. We paid $3.1 billion of common and preferred stock dividends during the first half of 2024.
On July 23, 2024, the Board approved an increase to the Company's third quarter 2024 common stock dividend to $0.40 per share.
The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including

50	Wells Fargo & Company

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
Securities Repurchases
On July 25, 2023, we announced that our Board authorized a common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire and is our only common stock repurchase program in effect. At June 30, 2024, we had remaining Board authority to repurchase up to approximately $14.7 billion of common stock.
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
For additional information about share repurchases during second quarter 2024, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2023 Form 10-K and the “Regulatory Matters” section in our 2024 First Quarter Report on Form 10-Q.

“Living Will” Requirements and Related Matters
Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically submit resolution plans, also known as “living wills,” designed to facilitate their rapid and orderly resolution in the event of material financial distress or failure. Under the rules, rapid and orderly resolution means a reorganization or liquidation of the covered company under the U.S. Bankruptcy Code that can be accomplished in a reasonable period of time and in a manner that substantially mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. In addition to the Company’s resolution plan, our national bank subsidiary, Wells Fargo Bank, N.A. (the “Bank”), is also required to prepare and periodically submit a resolution plan. If the FRB and/or FDIC determine that our resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB and/or FDIC ultimately determine that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations. On June 21, 2024, the FRB and FDIC announced that the Company’s most recent resolution plan did not have any shortcomings or deficiencies.
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

Wells Fargo & Company	51

Regulatory Matters (continued)
banking regulators have also required measures to facilitate the continued operation of operating subsidiaries notwithstanding the failure of their parent companies, such as limitations on parent guarantees, and have issued guidance encouraging institutions to take legally binding measures to provide capital and liquidity resources to certain subsidiaries to facilitate an orderly resolution. In response to the regulators’ guidance and to facilitate the orderly resolution of the Company, on June 28, 2017, the Parent entered into a support agreement, as amended and restated on June 26, 2019 (the “Support Agreement”), with WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), the Bank, Wells Fargo Securities, LLC (“WFS”), Wells Fargo Clearing Services, LLC (“WFCS”), and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes (the “Covered Entities”) or identified from time to time as related support entities in our resolution plan (the “Related Support Entities”). Pursuant to the Support Agreement, the Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank, WFS, WFCS, and the Covered Entities pursuant to the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code, the subordinated notes would be forgiven, the committed line of credit would terminate, and the IHC’s ability to pay dividends to the Parent would be restricted, any of which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The respective obligations under the Support Agreement of the Parent, the IHC, the Bank, and the Related Support Entities are secured pursuant to a related security agreement.
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

54	Wells Fargo & Company

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2024, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	57

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Interest income
Debt securities	$4,470	4,037	$8,732	7,820
Loans held for sale	133	94	247	191
Loans	14,566	14,115	29,279	27,433
Equity securities	196	194	346	364
Other interest income	3,519	2,390	7,120	4,378
Total interest income	22,884	20,830	45,724	40,186
Interest expense
Deposits	6,149	3,805	11,960	6,566
Short-term borrowings	1,377	961	2,595	1,531
Long-term debt	3,164	2,693	6,513	5,204
Other interest expense	271	208	506	386
Total interest expense	10,961	7,667	21,574	13,687
Net interest income	11,923	13,163	24,150	26,499
Noninterest income
Deposit and lending-related fees	1,618	1,517	3,215	3,021
Investment advisory and other asset-based fees	2,415	2,163	4,746	4,277
Commissions and brokerage services fees	614	570	1,240	1,189
Investment banking fees	641	376	1,268	702
Card fees	1,101	1,098	2,162	2,131
Mortgage banking	243	202	473	434
Net gains from trading and securities	1,522	1,032	2,969	2,017
Other	612	412	1,329	992
Total noninterest income	8,766	7,370	17,402	14,763
Total revenue	20,689	20,533	41,552	41,262
Provision for credit losses	1,236	1,713	2,174	2,920
Noninterest expense
Personnel	8,575	8,606	18,067	18,021
Technology, telecommunications and equipment	1,106	947	2,159	1,869
Occupancy	763	707	1,477	1,420
Operating losses	493	232	1,126	499
Professional and outside services	1,139	1,304	2,240	2,533
Advertising and promotion	224	184	421	338
Other	993	1,007	2,141	1,983
Total noninterest expense	13,293	12,987	27,631	26,663
Income before income tax expense	6,160	5,833	11,747	11,679
Income tax expense	1,251	930	2,215	1,896
Net income before noncontrolling interests	4,909	4,903	9,532	9,783
Less: Net income (loss) from noncontrolling interests	(1)	(35)	3	(146)
Wells Fargo net income	$4,910	4,938	$9,529	9,929
Less: Preferred stock dividends and other	270	279	576	557
Wells Fargo net income applicable to common stock	$4,640	4,659	$8,953	9,372
Per share information
Earnings per common share	$1.35	1.26	$2.56	2.50
Diluted earnings per common share	1.33	1.25	2.53	2.48
Average common shares outstanding	3,448.3	3,699.9	3,504.2	3,742.6
Diluted average common shares outstanding	3,486.2	3,724.9	3,543.2	3,772.4
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income before noncontrolling interests	$4,909	4,903	$9,532	9,783
Other comprehensive income (loss), after tax:
Net change in debt securities	(113)	(308)	(535)	54
Net change in derivatives and hedging activities	(78)	(610)	(575)	(232)
Defined benefit plans adjustments	21	21	42	42
Other	(5)	29	(73)	57
Other comprehensive loss, after tax	(175)	(868)	(1,141)	(79)
Total comprehensive income before noncontrolling interests	4,734	4,035	8,391	9,704
Less: Other comprehensive income from noncontrolling interests	—	1	—	—
Less: Net income (loss) from noncontrolling interests	(1)	(35)	3	(146)
Wells Fargo comprehensive income	$4,735	4,069	$8,388	9,850

The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Jun 30, 2024	Dec 31, 2023
Assets
Cash and due from banks	$32,701	33,026
Interest-earning deposits with banks	199,322	204,193
Federal funds sold and securities purchased under resale agreements	82,259	80,456
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $83,982 and $62,537)	120,766	97,302
Available-for-sale, at fair value (amortized cost of $156,417 and $137,155, and includes assets pledged as collateral of $2,694 and $5,055)	148,752	130,448
Held-to-maturity, at amortized cost (fair value $209,641 and $227,316)	250,736	262,708
Loans held for sale (includes $4,492 and $2,892 carried at fair value)	7,312	4,936
Loans	917,907	936,682
Allowance for loan losses	(14,360)	(14,606)
Net loans	903,547	922,076
Mortgage servicing rights (includes $7,061 and $7,468 carried at fair value)	8,027	8,508
Premises and equipment, net	9,648	9,266
Goodwill	25,172	25,175
Derivative assets	18,721	18,223
Equity securities (includes $22,535 and $19,841 carried at fair value; and assets pledged as collateral of $10,212 and $2,683)	60,763	57,336
Other assets	72,347	78,815
Total assets (1)	$1,940,073	1,932,468
Liabilities
Noninterest-bearing deposits	$348,525	360,279
Interest-bearing deposits (includes $1,399 and $1,297 carried at fair value)	1,017,369	997,894
Total deposits	1,365,894	1,358,173
Short-term borrowings (includes $243 and $219 carried at fair value)	118,834	89,559
Derivative liabilities	16,237	18,495
Accrued expenses and other liabilities (includes $27,112 and $25,335 carried at fair value)	81,824	71,210
Long-term debt (includes $3,152 and $2,308 carried at fair value)	179,136	207,588
Total liabilities (2)	1,761,925	1,745,025
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $17,376 and $20,216	16,608	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,373	60,555
Retained earnings	207,281	201,136
Accumulated other comprehensive loss	(12,721)	(11,580)
Treasury stock, at cost – 2,079,100,421 shares and 1,882,948,892 shares	(104,247)	(92,960)
Total Wells Fargo stockholders’ equity	176,430	185,735
Noncontrolling interests	1,718	1,708
Total equity	178,148	187,443
Total liabilities and equity	$1,940,073	1,932,468
(1)Our consolidated assets at June 30, 2024, and December 31, 2023, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $10.6 billion and $4.9 billion; all other assets, $520 million and $435 million; and Total assets, $11.1 billion and $5.3 billion, respectively.
(2)Our consolidated liabilities at June 30, 2024, and December 31, 2023, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $1.2 billion and $0; all other liabilities, $134 million and $115 million; and Total liabilities $1.4 billion and $115 million, respectively.
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance March 31, 2024	4.7	$18,608	3,501.7	$9,136	60,131	203,870	(12,546)	(98,256)	—	1,731	182,674
Net income (loss)						4,910				(1)	4,909
Other comprehensive loss, net of tax							(175)			—	(175)
Noncontrolling interests										(12)	(12)
Common stock issued			1.5		2	(1)		76			77
Common stock repurchased			(100.5)					(6,071)			(6,071)
Preferred stock redeemed (1)	(0.1)	(2,000)			5	3					(1,992)
Common stock dividends					22	(1,228)					(1,206)
Preferred stock dividends						(273)					(273)
Stock-based compensation					252						252
Net change in deferred compensation and related plans					(39)			4			(35)
Net change	(0.1)	(2,000)	(99.0)	—	242	3,411	(175)	(5,991)	—	(13)	(4,526)
Balance June 30, 2024	4.6	$16,608	3,402.7	$9,136	60,373	207,281	(12,721)	(104,247)	—	1,718	178,148
Balance March 31, 2023	4.7	$19,448	3,763.2	$9,136	59,946	191,688	(12,572)	(86,049)	(429)	2,052	183,220
Net income (loss)						4,938				(35)	4,903
Other comprehensive income (loss), net of tax							(869)			1	(868)
Noncontrolling interests										(257)	(257)
Common stock issued			4.7		—	(50)		234			184
Common stock repurchased			(100.2)					(4,043)			(4,043)
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					18	(1,133)					(1,115)
Preferred stock dividends						(279)					(279)
Stock-based compensation					237						237
Net change in deferred compensation and related plans					(28)			(2)			(30)
Net change	—	—	(95.5)	—	227	3,476	(869)	(3,811)	—	(291)	(1,268)
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
(1)Represents the impact of the redemption of Preferred Stock, Series S, in second quarter 2024.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2023	4.7	$19,448	3,598.9	$9,136	60,555	201,136	(11,580)	(92,960)	—	1,708	187,443
Cumulative effect from change in accounting policy (1)						(158)					(158)
Balance January 1, 2024	4.7	19,448	3,598.9	9,136	60,555	200,978	(11,580)	(92,960)	—	1,708	187,285
Net income						9,529				3	9,532
Other comprehensive loss, net of tax							(1,141)			—	(1,141)
Noncontrolling interests										7	7
Common stock issued			16.8		2	(143)		817			676
Common stock repurchased			(213.0)					(12,124)			(12,124)
Preferred stock redeemed (2)	(0.1)	(2,840)			17	(17)					(2,840)
Common stock dividends					52	(2,507)					(2,455)
Preferred stock dividends						(559)					(559)
Stock-based compensation					826						826
Net change in deferred compensation and related plans					(1,079)			20			(1,059)
Net change	(0.1)	(2,840)	(196.2)	—	(182)	6,303	(1,141)	(11,287)	—	10	(9,137)
Balance June 30, 2024	4.6	$16,608	3,402.7	$9,136	60,373	207,281	(12,721)	(104,247)	—	1,718	178,148
Balance December 31, 2022	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (3)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						9,929				(146)	9,783
Other comprehensive loss, net of tax							(79)			—	(79)
Noncontrolling interests										(79)	(79)
Common stock issued			20.5		—	(204)		1,064			860
Common stock repurchased			(186.6)					(8,092)			(8,092)
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					42	(2,295)					(2,253)
Preferred stock dividends						(557)					(557)
Stock-based compensation					711						711
Net change in deferred compensation and related plans					(899)			21			(878)
Net change	—	—	(166.1)	—	(146)	6,873	(79)	(7,007)	—	(225)	(584)
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
(1)Effective January 1, 2024, we adopted ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Represents the impact of the redemption of Preferred Stock, Series R, in first quarter 2024, and Preferred Stock, Series S, in second quarter 2024.
(3)Effective January 1, 2023, we adopted ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.
The accompanying notes are an integral part of these statements.

62	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interests	$9,532	9,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,174	2,920
Changes in fair value of MSRs and LHFS carried at fair value	91	403
Depreciation, amortization and accretion	3,791	3,180
Deferred income tax expense (benefit)	(630)	732
Other, net	(2,063)	3,270
Originations and purchases of loans held for sale	(16,562)	(16,312)
Proceeds from sales of and paydowns on loans originally classified as held for sale	12,395	13,385
Net change in:
Debt and equity securities, held for trading	(24,014)	(10,426)
Derivative assets and liabilities	(3,326)	6,129
Other assets	5,855	(8,433)
Other accrued expenses and liabilities	2,682	2,020
Net cash provided (used) by operating activities	(10,075)	6,651
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(1,655)	1,227
Available-for-sale debt securities:
Proceeds from sales	4,759	9,906
Paydowns and maturities	15,753	7,326
Purchases	(39,111)	(16,759)
Held-to-maturity debt securities:
Paydowns and maturities	12,001	8,712
Purchases	—	(4,225)
Equity securities, not held for trading:
Proceeds from sales and capital returns	1,848	1,269
Purchases	(3,193)	(1,637)
Loans:
Loans originated by banking subsidiaries, net of principal collected	15,541	4,169
Proceeds from sales of loans originally classified as held for investment	1,140	2,615
Purchases of loans	(300)	(908)
Principal collected on nonbank entities’ loans	1,721	3,240
Loans originated by nonbank entities	(2,085)	(1,893)
Other, net	92	(396)
Net cash provided by investing activities	6,511	12,646
Cash flows from financing activities:
Net change in:
Deposits	7,721	(39,401)
Short-term borrowings	29,275	33,110
Long-term debt:
Proceeds from issuance	20,696	5,624
Repayment	(40,940)	(12,212)
Preferred stock:
Redeemed	(2,840)	—
Cash dividends paid	(559)	(557)
Common stock:
Repurchased	(12,013)	(8,021)
Cash dividends paid	(2,451)	(2,249)
Other, net	(597)	(330)
Net cash used by financing activities	(1,708)	(24,036)
Net change in cash, cash equivalents, and restricted cash	(5,272)	(4,739)
Cash, cash equivalents, and restricted cash at beginning of period (1)	236,052	159,157
Cash, cash equivalents, and restricted cash at end of period (1)	$230,780	154,418
Supplemental cash flow disclosures:
Cash paid for interest	$21,552	12,848
Net cash paid (refunded) for income taxes	(421)	(1,984)
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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). There were no material changes to these policies in the first half of 2024.
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

64	Wells Fargo & Company

Table 1.1 presents the transition adjustments recorded upon the adoption of ASU 2023-02 as of January 1, 2024.

Table 1.1: Transition Adjustment of ASU 2023-02

(in millions)	Dec 31, 2023	Transition adjustment upon adoption	Jan 1, 2024
Selected Balance Sheet Data
Equity securities	$57,336	1,700	59,036
Other assets	78,815	548	79,363
Accrued expenses and other liabilities	71,210	7,333	78,543
Long-term debt	207,588	(4,927)	202,661
Retained earnings	201,136	(158)	200,978
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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2024, and except as disclosed in Note 9 (Preferred Stock), there have been no material events that would require recognition in our second quarter 2024 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	65

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Jun 30, 2024	Dec 31, 2023
Trading assets:
Debt securities	$120,766	97,302
Equity securities	20,685	18,449
Loans held for sale	3,427	1,793
Gross trading derivative assets	66,448	71,990
Netting (1)	(47,879)	(54,069)
Total trading derivative assets	18,569	17,921
Total trading assets	163,447	135,465
Trading liabilities:
Short sale and other liabilities	27,300	25,471
Interest-bearing deposits	1,399	1,297
Long-term debt	3,152	2,308
Gross trading derivative liabilities	69,539	77,807
Netting (1)	(54,126)	(60,366)
Total trading derivative liabilities	15,413	17,441
Total trading liabilities	$47,264	46,517
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net interest income:
Interest income (1)	$1,369	1,027	$2,612	1,937
Interest expense	212	161	393	304
Total net interest income	1,157	866	2,219	1,633
Net gains (losses) from trading activities, by risk type:
Interest rate	657	162	785	649
Commodity	143	73	211	164
Equity	451	224	739	463
Foreign exchange	119	568	900	794
Credit	72	95	261	394
Total net gains from trading activities	1,442	1,122	2,896	2,464
Total trading-related net interest and noninterest income	$2,599	1,988	$5,115	4,097
(1)Substantially all relates to interest income on debt and equity securities.

66	Wells Fargo & Company

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the second quarter and first half of both 2024 and 2023 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
June 30, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$40,257	1	(1,509)	(1,508)	38,749
Securities of U.S. states and political subdivisions (2)	15,684	19	(604)	(585)	15,099
Federal agency mortgage-backed securities	96,124	126	(5,702)	(5,576)	90,548
Non-agency mortgage-backed securities (3)	2,313	2	(87)	(85)	2,228
Collateralized loan obligations	1,530	2	—	2	1,532
Other debt securities	573	26	(3)	23	596
Total available-for-sale debt securities, excluding portfolio level basis adjustments	156,481	176	(7,905)	(7,729)	148,752
Portfolio level basis adjustments (4)	(64)			64	—
Total available-for-sale debt securities	156,417	176	(7,905)	(7,665)	148,752
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,792	—	(1,678)	(1,678)	2,114
Securities of U.S. states and political subdivisions	18,481	—	(3,337)	(3,337)	15,144
Federal agency mortgage-backed securities	201,875	—	(36,028)	(36,028)	165,847
Non-agency mortgage-backed securities (3)	1,300	34	(102)	(68)	1,232
Collateralized loan obligations	23,562	92	(2)	90	23,652
Other debt securities	1,726	—	(74)	(74)	1,652
Total held-to-maturity debt securities	250,736	126	(41,221)	(41,095)	209,641
Total	$407,153	302	(49,126)	(48,760)	358,393
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,351	2	(1,886)	(1,884)	45,467
Securities of U.S. states and political subdivisions (2)	20,654	36	(624)	(588)	20,066
Federal agency mortgage-backed securities	63,741	111	(4,274)	(4,163)	59,578
Non-agency mortgage-backed securities (3)	2,892	1	(144)	(143)	2,749
Collateralized loan obligations	1,538	—	(5)	(5)	1,533
Other debt securities	1,025	46	(16)	30	1,055
Total available-for-sale debt securities, excluding portfolio level basis adjustments	137,201	196	(6,949)	(6,753)	130,448
Portfolio level basis adjustments (4)	(46)			46	—
Total available-for-sale debt securities	137,155	196	(6,949)	(6,707)	130,448
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,790	—	(1,503)	(1,503)	2,287
Securities of U.S. states and political subdivisions	18,624	3	(2,939)	(2,936)	15,688
Federal agency mortgage-backed securities	209,170	136	(30,918)	(30,782)	178,388
Non-agency mortgage-backed securities (3)	1,276	18	(120)	(102)	1,174
Collateralized loan obligations	28,122	75	(63)	12	28,134
Other debt securities	1,726	—	(81)	(81)	1,645
Total held-to-maturity debt securities	262,708	232	(35,624)	(35,392)	227,316
Total	$399,863	428	(42,573)	(42,099)	357,764
(1)Represents amortized cost of the securities, net of the ACL of $7 million and $1 million related to AFS debt securities at June 30, 2024, and December 31, 2023, respectively, and $97 million and $93 million related to HTM debt securities at June 30, 2024, and December 31, 2023, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $4.5 billion at June 30, 2024, and $5.5 billion at December 31, 2023.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2024, and December 31, 2023.
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

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Purchases of held-to-maturity debt securities (1):
Federal agency mortgage-backed securities	—	—	$—	4,225
Non-agency mortgage-backed securities	48	22	48	48
Total purchases of held-to-maturity debt securities	48	22	48	4,273
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	—	—	—	3,687
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	—	$—	3,687
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $320 million in the first half of 2023, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest income (1):
Available-for-sale	$1,549	1,346	$2,915	2,586
Held-to-maturity	1,678	1,797	3,433	3,543
Total interest income	3,227	3,143	6,348	6,129
Provision for credit losses:
Available-for-sale	7	—	16	(39)
Held-to-maturity	—	(1)	3	(9)
Total provision for credit losses	7	(1)	19	(48)
Realized gains and losses (2):
Gross realized gains	—	6	23	6
Gross realized losses	—	(2)	(48)	(2)
Net realized gains (losses)	$—	4	$(25)	4
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

CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2024, and December 31, 2023.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

68	Wells Fargo & Company

Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2024
Total portfolio (1)	$148,752	99%	$250,833	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$129,297	100%	$205,667	100%
Securities of U.S. states and political subdivisions	15,099	99	18,492	100
Collateralized loan obligations (3)	1,532	100	23,588	100
All other debt securities (4)	2,824	93	3,086	63
December 31, 2023
Total portfolio (1)	$130,448	99%	$262,801	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$105,045	100%	$212,960	100%
Securities of U.S. states and political subdivisions	20,066	99	18,635	100
Collateralized loan obligations (3)	1,533	100	28,154	100
All other debt securities (4)	3,804	95	3,052	64
(1)99% were rated AA- and above at both June 30, 2024, and December 31, 2023.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both June 30, 2024, and December 31, 2023.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both June 30, 2024, and December 31, 2023. Net charge-offs on debt securities were insignificant in the second quarter and first half of both 2024 and 2023.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
June 30, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(6)	752	(1,503)	37,709	(1,509)	38,461
Securities of U.S. states and political subdivisions	(15)	925	(589)	8,541	(604)	9,466
Federal agency mortgage-backed securities	(304)	29,107	(5,398)	45,164	(5,702)	74,271
Non-agency mortgage-backed securities	—	—	(87)	2,177	(87)	2,177
Other debt securities	—	—	(3)	119	(3)	119
Total available-for-sale debt securities	$(325)	30,784	(7,580)	93,710	(7,905)	124,494
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(5)	942	(1,881)	43,722	(1,886)	44,664
Securities of U.S. states and political subdivisions	(12)	1,405	(612)	11,247	(624)	12,652
Federal agency mortgage-backed securities	(76)	7,149	(4,198)	41,986	(4,274)	49,135
Non-agency mortgage-backed securities	(1)	42	(143)	2,697	(144)	2,739
Collateralized loan obligations	—	—	(5)	979	(5)	979
Other debt securities	—	—	(16)	420	(16)	420
Total available-for-sale debt securities	$(94)	9,538	(6,855)	101,051	(6,949)	110,589
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
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2024
Available-for-sale debt securities (1)(2):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$40,257	11,417	27,214	224	1,402
Fair value	38,749	11,320	25,906	204	1,319
Weighted average yield	1.66%	2.26	1.43	1.81	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$15,684	1,248	3,680	4,262	6,494
Fair value	15,099	1,247	3,637	3,934	6,281
Weighted average yield	3.41%	4.60	3.81	3.14	3.14
Federal agency mortgage-backed securities
Amortized cost, net	$96,124	5	113	684	95,322
Fair value	90,548	5	110	641	89,792
Weighted average yield	4.26%	2.92	2.26	2.61	4.28
Non-agency mortgage-backed securities
Amortized cost, net	$2,313	—	—	102	2,211
Fair value	2,228	—	—	75	2,153
Weighted average yield	4.99%	—	—	5.44	4.97
Collateralized loan obligations
Amortized cost, net	$1,530	—	—	824	706
Fair value	1,532	—	—	825	707
Weighted average yield	6.96%	—	—	7.03	6.87
Other debt securities
Amortized cost, net	$573	56	164	329	24
Fair value	596	56	167	332	41
Weighted average yield	5.65%	3.33	6.96	5.67	1.91
Total available-for-sale debt securities
Amortized cost, net	$156,481	12,726	31,171	6,425	106,159
Fair value	148,752	12,628	29,820	6,011	100,293
Weighted average yield	3.55%	2.48	1.72	3.70	4.20
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost without effect for any related hedging derivatives and are shown pre-tax.
(2)Amortized cost, net excludes portfolio level basis adjustments of $(64) million.

Wells Fargo & Company	71

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2024
Held-to-maturity debt securities (1):
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,792	—	—	—	3,792
Fair value	2,114	—	—	—	2,114
Weighted average yield	1.59%	—	—	—	1.59
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,481	198	501	603	17,179
Fair value	15,144	197	484	569	13,894
Weighted average yield	2.36%	1.27	1.97	2.74	2.37
Federal agency mortgage-backed securities
Amortized cost, net	$201,875	—	—	—	201,875
Fair value	165,847	—	—	—	165,847
Weighted average yield	2.36%	—	—	—	2.36
Non-agency mortgage-backed securities
Amortized cost, net	$1,300	—	30	49	1,221
Fair value	1,232	—	34	50	1,148
Weighted average yield	3.36%	—	4.64	5.22	3.25
Collateralized loan obligations
Amortized cost, net	$23,562	—	98	13,464	10,000
Fair value	23,652	—	98	13,528	10,026
Weighted average yield	7.00%	—	6.90	7.13	6.83
Other debt securities
Amortized cost, net	$1,726	—	1,726	—	—
Fair value	1,652	—	1,652	—	—
Weighted average yield	4.47%	—	4.47	—	—
Total held-to-maturity debt securities
Amortized cost, net	$250,736	198	2,355	14,116	234,067
Fair value	209,641	197	2,268	14,147	193,029
Weighted average yield	2.80%	1.27	4.04	6.93	2.54
(1)Weighted average yields displayed by maturity bucket are weighted based on amortized cost, excluding unamortized basis adjustments related to the transfer of certain debt securities from AFS to HTM, and are shown pre-tax.

72	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Jun 30, 2024	Dec 31, 2023
Held for trading at fair value:
Marketable equity securities (1)	$16,177	9,509
Nonmarketable equity securities	4,508	8,940
Total equity securities held for trading (2)	20,685	18,449
Not held for trading:
Equity securities at fair value	1,850	1,392
Tax credit investments (3)	21,586	20,016
Private equity (4)	12,502	12,203
Federal Reserve Bank stock and other at cost (5)	4,140	5,276
Total equity securities not held for trading	40,078	38,887
Total equity securities	$60,763	57,336
(1)Includes $1.5 billion of securities acquired in second quarter 2024 subject to a contractual lock-up period restricting the sale of the securities until third quarter 2024.
(2)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(3)Includes affordable housing investments of $12.6 billion and $12.9 billion at June 30, 2024, and December 31, 2023, respectively, and renewable energy investments of $8.7 billion and $6.8 billion at June 30, 2024, and December 31, 2023, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Includes nonmarketable equity securities accounted for under the measurement alternative of $9.2 billion and $9.1 billion at June 30, 2024, and December 31, 2023, respectively, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both June 30, 2024, and December 31, 2023, and $583 million and $1.7 billion of investments in Federal Home Loan Bank stock at June 30, 2024, and December 31, 2023, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net gains (losses) from equity securities carried at fair value:
Marketable equity securities	$42	63	$49	26
Nonmarketable equity securities	7	(15)	11	(16)
Total equity securities carried at fair value	49	48	60	10
Net gains (losses) from nonmarketable equity securities not carried at fair value (1):
Impairment write-downs	(193)	(175)	(390)	(665)
Net unrealized gains (losses) (2)	202	(12)	329	139
Net realized gains from sale	22	45	99	65
Total nonmarketable equity securities not carried at fair value	31	(142)	38	(461)
Total net gains (losses) from equity securities not held for trading	$80	(94)	$98	(451)
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
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$211	7	$338	168
Gross unrealized losses from observable price changes	(9)	(19)	(9)	(29)
Impairment write-downs	(151)	(172)	(320)	(654)
Net realized gains from sale	3	24	65	36
Total net gains (losses) recognized during the period	$54	$(160)	$74	(479)
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2024	Dec 31, 2023
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,852	7,614
Gross unrealized losses from observable price changes	(53)	(44)
Impairment write-downs	(4,020)	(3,772)

74	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include unearned income, net deferred loan fees or costs, and unamortized discounts and premiums. These amounts were less than 1% of our total loans outstanding at both June 30, 2024, and December 31, 2023.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2024, we reversed accrued interest receivable of $23 million for our commercial portfolio segment and $202 million for our consumer portfolio segment, compared with $19 million and $118 million, respectively, for the same period a year ago.
Table 5.1: Loans Outstanding

(in millions)	Jun 30, 2024	Dec 31, 2023
Commercial and industrial	$374,588	380,388
Commercial real estate	145,318	150,616
Lease financing	16,705	16,423
Total commercial	536,611	547,427
Residential mortgage	255,085	260,724
Credit card	53,756	52,230
Auto	44,280	47,762
Other consumer (1)	28,175	28,539
Total consumer	381,296	389,255
Total loans	$917,907	936,682
(1)Includes $19.8 billion and $18.3 billion at June 30, 2024, and December 31, 2023, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2024	Dec 31, 2023
Commercial and industrial	$64,261	72,215
Commercial real estate	6,015	6,916
Lease financing	649	697
Total non-U.S. commercial loans	$70,925	79,828
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$68	1	69	195	301	496
Sales and net transfers (to)/from LHFS	(476)	(2)	(478)	(568)	(99)	(667)
Six months ended June 30,
Purchases	$298	2	300	611	304	915
Sales and net transfers (to)/from LHFS	(898)	(68)	(966)	(1,683)	(100)	(1,783)

Wells Fargo & Company	75

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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2024, and December 31, 2023, we had $1.5 billion and $1.1 billion, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2024	Dec 31, 2023
Commercial and industrial	$386,222	388,043
Commercial real estate	16,440	20,851
Total commercial	402,662	408,894
Residential mortgage (1)	27,621	29,754
Credit card	163,618	156,012
Other consumer	8,326	8,847
Total consumer	199,565	194,613
Total unfunded credit commitments	$602,227	603,507
(1)Includes lines of credit totaling $25.9 billion and $28.6 billion as of June 30, 2024, and December 31, 2023, respectively.

76	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $299 million from
December 31, 2023, reflecting decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans.
Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Balance, beginning of period	$14,862	13,705	$15,088	13,609
Cumulative effect from change in accounting policy (1)	—	—	—	(429)
Balance, beginning of period, adjusted	14,862	13,705	15,088	13,180
Provision for credit losses	1,229	1,839	2,155	2,968
Loan charge-offs:
Commercial and industrial	(229)	(147)	(401)	(248)
Commercial real estate	(279)	(81)	(471)	(108)
Lease financing	(13)	(6)	(24)	(13)
Total commercial	(521)	(234)	(896)	(369)
Residential mortgage	(17)	(32)	(36)	(60)
Credit card	(745)	(480)	(1,409)	(904)
Auto	(156)	(183)	(347)	(400)
Other consumer	(140)	(110)	(287)	(215)
Total consumer	(1,058)	(805)	(2,079)	(1,579)
Total loan charge-offs	(1,579)	(1,039)	(2,975)	(1,948)
Loan recoveries:
Commercial and industrial	41	28	65	86
Commercial real estate	8	2	13	12
Lease financing	4	4	9	8
Total commercial	53	34	87	106
Residential mortgage	36	44	68	83
Credit card	96	84	183	164
Auto	77	94	156	190
Other consumer	16	19	31	37
Total consumer	225	241	438	474
Total loan recoveries	278	275	525	580
Net loan charge-offs	(1,301)	(764)	(2,450)	(1,368)
Other	(1)	6	(4)	6
Balance, end of period	$14,789	14,786	$14,789	14,786
Components:
Allowance for loan losses	$14,360	14,258	$14,360	14,258
Allowance for unfunded credit commitments	429	528	429	528
Allowance for credit losses	$14,789	14,786	$14,789	14,786
Net loan charge-offs (annualized) as a percentage of average total loans	0.57%	0.32	0.53%	0.29
Allowance for loan losses as a percentage of total loans	1.56	1.50	1.56	1.50
Allowance for credit losses for loans as a percentage of total loans	1.61	1.56	1.61	1.56
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$8,317	6,545	14,862	7,224	6,481	13,705
Provision for credit losses	388	841	1,229	1,056	783	1,839
Loan charge-offs	(521)	(1,058)	(1,579)	(234)	(805)	(1,039)
Loan recoveries	53	225	278	34	241	275
Net loan charge-offs	(468)	(833)	(1,301)	(200)	(564)	(764)
Other	(1)	—	(1)	1	5	6
Balance, end of period	$8,236	6,553	14,789	8,081	6,705	14,786
Six months ended June 30,
Balance, beginning of period	$8,412	6,676	15,088	6,956	6,653	13,609
Cumulative effect from change in accounting policy (1)	—	—	—	27	(456)	(429)
Balance, beginning of period, adjusted	8,412	6,676	15,088	6,983	6,197	13,180
Provision for credit losses	637	1,518	2,155	1,360	1,608	2,968
Loan charge-offs	(896)	(2,079)	(2,975)	(369)	(1,579)	(1,948)
Loan recoveries	87	438	525	106	474	580
Net loan charge-offs	(809)	(1,641)	(2,450)	(263)	(1,105)	(1,368)
Other	(4)	—	(4)	1	5	6
Balance, end of period	$8,236	6,553	14,789	8,081	6,705	14,786
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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At June 30, 2024, we had $501.1 billion and $35.5 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the six months ended June 30, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

78	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
June 30, 2024
Commercial and industrial
Pass	$24,277	28,623	30,426	17,983	5,835	14,959	237,257	303	359,663
Criticized	487	936	1,577	1,075	115	700	10,035	—	14,925
Total commercial and industrial	24,764	29,559	32,003	19,058	5,950	15,659	247,292	303	374,588
Gross charge-offs (1)	15	92	11	24	6	5	248	—	401
Commercial real estate
Pass	10,747	14,586	29,091	26,991	9,746	27,848	6,642	209	125,860
Criticized	1,171	2,456	5,380	4,895	1,233	3,920	403	—	19,458
Total commercial real estate	11,918	17,042	34,471	31,886	10,979	31,768	7,045	209	145,318
Gross charge-offs	—	61	59	16	129	206	—	—	471
Lease financing
Pass	1,818	5,703	3,366	1,942	842	1,952	—	—	15,623
Criticized	150	367	260	128	67	110	—	—	1,082
Total lease financing	1,968	6,070	3,626	2,070	909	2,062	—	—	16,705
Gross charge-offs	—	7	7	6	2	2	—	—	24
Total commercial loans	$38,650	52,671	70,100	53,014	17,838	49,489	254,337	512	536,611
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2023	2022	2021	2020	2019	Prior
December 31, 2023
Commercial and industrial
Pass	$40,966	38,756	21,702	7,252	10,024	8,342	239,456	348	366,846
Criticized	892	1,594	1,237	160	204	480	8,975	—	13,542
Total commercial and industrial	41,858	40,350	22,939	7,412	10,228	8,822	248,431	348	380,388
Gross charge-offs (1)	102	22	53	11	8	7	307	—	510
Commercial real estate
Pass	18,181	33,557	30,629	12,001	11,532	19,686	6,537	163	132,286
Criticized	2,572	4,091	4,597	1,822	2,748	2,141	359	—	18,330
Total commercial real estate	20,753	37,648	35,226	13,823	14,280	21,827	6,896	163	150,616
Gross charge-offs	20	107	32	134	197	103	—	—	593
Lease financing
Pass	5,593	3,846	2,400	1,182	798	1,518	—	—	15,337
Criticized	345	292	182	98	84	85	—	—	1,086
Total lease financing	5,938	4,138	2,582	1,280	882	1,603	—	—	16,423
Gross charge-offs	3	8	8	5	4	3	—	—	31
Total commercial loans	$68,549	82,136	60,747	22,515	25,390	32,252	255,327	511	547,427
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
June 30, 2024
Commercial and industrial	$372,909	879	46	754	374,588
Commercial real estate	140,213	673	111	4,321	145,318
Lease financing	16,400	219	—	86	16,705
Total commercial loans	$529,522	1,771	157	5,161	536,611
December 31, 2023
Commercial and industrial	$379,099	584	43	662	380,388
Commercial real estate	145,721	562	145	4,188	150,616
Lease financing	16,177	182	—	64	16,423
Total commercial loans	$540,997	1,328	188	4,914	547,427
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
Gross charge-offs by loan class are included in the following tables for the six months ended June 30, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.
Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

80	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
By delinquency status:
Current-29 DPD	$4,983	12,460	44,767	60,901	34,075	75,554	6,863	6,520	246,123
30-89 DPD	3	10	77	71	30	793	37	144	1,165
90+ DPD	—	—	22	13	8	347	19	182	591
Government insured/guaranteed loans (1)	—	8	13	37	98	7,050	—	—	7,206
Total	$4,986	12,478	44,879	61,022	34,211	83,744	6,919	6,846	255,085
By updated FICO:
740+	$4,677	11,609	41,455	57,352	32,199	65,440	5,407	3,985	222,124
700-739	238	587	2,238	2,412	1,236	5,065	736	928	13,440
660-699	44	169	753	814	405	2,353	360	584	5,482
620-659	5	66	206	182	99	1,000	130	293	1,981
<620	12	5	130	109	59	1,304	160	462	2,241
No FICO available	10	34	84	116	115	1,532	126	594	2,611
Government insured/guaranteed loans (1)	—	8	13	37	98	7,050	—	—	7,206
Total	$4,986	12,478	44,879	61,022	34,211	83,744	6,919	6,846	255,085
By updated LTV:
0-80%	$4,974	11,635	40,658	60,116	33,837	76,150	6,794	6,715	240,879
80.01-100%	5	764	4,044	762	195	325	78	86	6,259
>100% (2)	—	44	116	59	25	50	17	21	332
No LTV available	7	27	48	48	56	169	30	24	409
Government insured/guaranteed loans (1)	—	8	13	37	98	7,050	—	—	7,206
Total	$4,986	12,478	44,879	61,022	34,211	83,744	6,919	6,846	255,085
Gross charge-offs	$—	—	—	1	—	17	—	18	36
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$13,192	46,065	62,529	35,124	19,364	60,391	8,044	6,735	251,444
30-89 DPD	6	70	58	28	30	724	41	151	1,108
90+ DPD	—	18	12	8	14	327	24	201	604
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated FICO:
740+	$12,243	42,550	58,827	33,232	18,000	50,938	6,291	4,092	226,173
700-739	679	2,324	2,510	1,219	888	4,478	883	979	13,960
660-699	185	843	861	422	310	2,261	417	601	5,900
620-659	45	227	179	110	66	978	150	322	2,077
<620	11	122	100	64	46	1,245	174	464	2,226
No FICO available	35	87	122	113	98	1,542	194	629	2,820
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated LTV:
0-80%	$12,434	39,624	61,421	34,833	19,123	61,043	7,903	6,923	243,304
80.01-100%	687	6,286	1,065	232	203	207	103	114	8,897
>100% (2)	51	193	57	33	31	38	21	24	448
No LTV available	26	50	56	62	51	154	82	26	507
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
Gross charge-offs	$—	1	—	—	2	63	4	66	136
(1)Government insured or guaranteed loans represent loans whose repayments are predominantly insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). Loans insured/guaranteed by the FHA/VA and 90+ DPD totaled $2.6 billion at both June 30, 2024, and December 31, 2023.
(2)Reflects total loan balances with LTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.
The revolving loans converted to term loans in the credit
card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 5.10: Credit Quality Indicators for Credit Card Loans

	June 30, 2024			December 31, 2023
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$51,884	435	52,319	50,428	350	50,778
30-89 DPD	638	49	687	660	49	709
90+ DPD	719	31	750	717	26	743
Total	$53,241	515	53,756	51,805	425	52,230
By updated FICO:
740+	$20,452	25	20,477	19,153	21	19,174
700-739	11,990	63	12,053	11,727	51	11,778
660-699	10,603	102	10,705	10,592	84	10,676
620-659	5,124	93	5,217	5,273	76	5,349
<620	4,873	230	5,103	4,861	192	5,053
No FICO available	199	2	201	199	1	200
Total	$53,241	515	53,756	51,805	425	52,230
Gross charge-offs	$1,329	80	1,409	1,909	100	2,009

82	Wells Fargo & Company

Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
June 30, 2024
By delinquency status:
Current-29 DPD	$6,966	11,364	10,640	9,675	3,101	1,450	43,196
30-89 DPD	8	52	285	426	143	87	1,001
90+ DPD	1	4	26	37	9	6	83
Total	$6,975	11,420	10,951	10,138	3,253	1,543	44,280
By updated FICO:
740+	$4,614	7,664	5,492	4,318	1,311	593	23,992
700-739	1,268	1,697	1,559	1,416	487	223	6,650
660-699	772	1,116	1,335	1,278	430	197	5,128
620-659	230	495	875	915	296	140	2,951
<620	91	439	1,664	2,170	706	372	5,442
No FICO available	—	9	26	41	23	18	117
Total	$6,975	11,420	10,951	10,138	3,253	1,543	44,280
Gross charge-offs	$1	23	130	148	31	14	347
	Term loans by origination year
(in millions)	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
By delinquency status:
Current-29 DPD	$14,022	13,052	12,376	4,335	2,161	448	46,394
30-89 DPD	43	328	545	195	106	40	1,257
90+ DPD	4	34	49	14	7	3	111
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
By updated FICO:
740+	$9,460	6,637	5,487	1,853	963	176	24,576
700-739	2,232	1,969	1,861	701	347	68	7,178
660-699	1,405	1,745	1,729	623	295	61	5,858
620-659	572	1,162	1,228	425	195	46	3,628
<620	388	1,876	2,621	915	452	130	6,382
No FICO available	12	25	44	27	22	10	140
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
Gross charge-offs	$15	265	392	99	52	9	832

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
June 30, 2024
By delinquency status:
Current-29 DPD	$1,118	2,454	1,580	400	109	99	22,175	105	28,040
30-89 DPD	2	28	25	6	1	2	15	5	84
90+ DPD	—	10	9	3	—	1	14	14	51
Total	$1,120	2,492	1,614	409	110	102	22,204	124	28,175
By updated FICO:
740+	$849	1,312	670	175	67	40	1,045	30	4,188
700-739	145	491	293	73	17	15	457	19	1,510
660-699	48	354	269	63	10	12	354	17	1,127
620-659	7	123	121	30	4	6	128	11	430
<620	3	107	133	46	6	9	143	19	466
No FICO available (1)	68	105	128	22	6	20	20,077	28	20,454
Total	$1,120	2,492	1,614	409	110	102	22,204	124	28,175
Gross charge-offs (2)	$51	97	74	19	3	4	34	5	287
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$3,273	2,132	571	167	93	61	21,988	106	28,391
30-89 DPD	24	32	9	1	1	2	17	6	92
90+ DPD	9	14	3	1	—	1	15	13	56
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
By updated FICO:
740+	$1,911	926	265	85	36	28	1,152	27	4,430
700-739	642	409	107	27	14	10	507	16	1,732
660-699	403	365	93	16	11	8	395	16	1,307
620-659	129	166	45	6	6	5	147	11	515
<620	75	152	49	8	8	6	152	17	467
No FICO available (1)	146	160	24	27	19	7	19,667	38	20,088
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
Gross charge-offs (2)	$178	158	52	9	9	6	62	11	485
(1)Substantially all loans do not require a FICO score and are revolving securities-based loans originated by the WIM operating segment.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

84	Wells Fargo & Company

NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Amortized cost				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	2024	2023
Commercial and industrial	$754	662	48	149	11	12
Commercial real estate	4,321	4,188	116	107	9	14
Lease financing	86	64	15	10	—	—
Total commercial	5,161	4,914	179	266	20	26
Residential mortgage	3,135	3,192	1,986	2,047	91	98
Auto	103	115	—	—	7	10
Other consumer	35	35	—	—	2	2
Total consumer	3,273	3,342	1,986	2,047	100	110
Total nonaccrual loans	$8,434	8,256	2,165	2,313	120	136
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $693 million and $837 million at June 30, 2024, and December 31, 2023, respectively, which included $542 million and $660 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2024	Dec 31, 2023
Total:	$3,650	3,751
Less: FHA insured/VA guaranteed (1)	2,608	2,646
Total, not government insured/guaranteed	$1,042	1,105
By segment and class, not government insured/guaranteed:
Commercial and industrial	$46	43
Commercial real estate	111	145
Total commercial	157	188
Residential mortgage	24	31
Credit card	750	743
Auto	73	101
Other consumer	38	42
Total consumer	885	917
Total, not government insured/guaranteed	$1,042	1,105
(1)Represents loans whose repayments are predominantly insured by the FHA or guaranteed by the VA.

Wells Fargo & Company	85

Note 5: Loans and Related Allowance for Credit Losses (continued)
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.
The following disclosures were added on a prospective basis as a result of our adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. These disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. Additionally, where amortized cost balances are presented below, accrued interest receivable is not included. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the second quarter and first half of both 2024 and 2023.
For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 5 (Loans and Related Allowance for Credit Losses) in our 2023 Form 10-K.
Table 5.15 presents the amortized cost of modified commercial loans and the related financial effects of these modifications.
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Commercial and industrial modifications:
Term extension	$320	199	402	226
All other modifications and combinations	82	30	94	38
Total commercial and industrial modifications	$402	229	496	264
Total commercial and industrial modifications as a % of loan class	0.11%	0.06	0.13	0.07
Financial effects:
Weighted average interest rate reduction (1)	16.20%	13.86	14.27	12.62
Weighted average payments deferred (months)	7	10	7	9
Weighted average term extension (months)	5	6	9	7

Commercial real estate modifications:
Term extension	$321	148	414	190
All other modifications and combinations	45	1	46	10
Total commercial real estate modifications	$366	149	460	200
Total commercial real estate modifications as a % of loan class	0.25%	0.10	0.32	0.13
Financial effects:
Weighted average interest rate reduction	0.74%	0.71	0.77	3.47
Weighted average payments deferred (months)	39	34	39	15
Weighted average term extension (months)	38	7	36	10
(1)Includes modifications for small business credit card customers.

86	Wells Fargo & Company

Commercial loans that received a modification in the past 12 months as of June 30, 2024, and subsequently defaulted in the second quarter and first half of 2024, were insignificant. Commercial loans that received a modification in the second quarter and first half of 2023, and subsequently defaulted in the same period were insignificant.
Table 5.16 provides past due information as of June 30, 2024, for commercial loans that received a modification in the past 12 months and past due information as of June 30, 2023, for commercial loans that received a modification in the first half of 2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred on these modifications during the second quarter and first half of both 2024 and 2023.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2024
Commercial and industrial	$617	8	5	630	60	97
Commercial real estate	762	6	50	818	—	—
Total commercial	$1,379	14	55	1,448	60	97
June 30, 2023
Commercial and industrial	$235	3	1	239	5	15
Commercial real estate	124	76	—	200	—	—
Total commercial	$359	79	1	439	5	15
Table 5.17 presents the amortized cost of modified consumer loans and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant for the second quarter and first half of both 2024 and 2023, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $110 million and $132 million at June 30, 2024 and 2023, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Residential mortgage modifications (1):
Payment delay	$118	213	199	461
Term extension	8	17	19	41
Term extension and payment delay	27	25	53	54
Interest rate reduction, and term extension, and payment delay	13	22	24	53
All other modifications and combinations	8	14	23	33
Total residential mortgage modifications	$174	291	318	642
Total residential mortgage modifications as a % of loan class	0.07%	0.11	0.12	0.24
Financial effects:
Weighted average interest rate reduction	1.83%	1.55	1.81	1.57
Weighted average payments deferred (months) (2)	6	4	6	4
Weighted average term extension (years)	10.8	9.4	10.8	9.8

Credit card modifications:
Interest rate reduction	$180	126	336	230
Total credit card modifications	$180	126	336	230
Total credit card modifications as a % of loan class	0.33%	0.26	0.63	0.48
Financial effects:
Weighted average interest rate reduction	22.14%	22.17	22.14	21.92
(1)Payment delay modifications may include loan modifications that defer a set amount of principal to the end of the loan term.
(2)Excludes the financial effects of residential mortgage loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 25.4 years and 26.8 years in second quarter 2024 and 2023, respectively, and 25.2 years and 27.0 years for the first half of 2024 and 2023, respectively.

Wells Fargo & Company	87

Note 5: Loans and Related Allowance for Credit Losses (continued)
Consumer loans that received a modification within the past 12 months as of June 30, 2024, and subsequently defaulted in the second quarter and first half of 2024, totaled $104 million and $182 million, respectively, and the majority of these defaults related to payment delay modifications in the residential mortgage loan portfolio. Consumer loans that received a modification in the second quarter and first half of 2023, and subsequently defaulted in the same period totaled $141 million and $158 million, respectively, and predominantly related to payment delay modifications in the residential mortgage loan portfolio.
Table 5.18 provides past due information as of June 30, 2024, for consumer loans that received a modification in the past 12 months and past due information as of June 30, 2023, for consumer loans that received a modification in the first half of 2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred on these modifications during the second quarter and first half of both 2024 and 2023.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2024
Residential mortgage	$427	149	160	736	1	3
Credit card (1)	475	72	59	606	57	99
Total consumer	$902	221	219	1,342	58	102
June 30, 2023
Residential mortgage (2)	$283	45	139	467	2	3
Credit card (1)	167	36	27	230	16	20
Total consumer	$450	81	166	697	18	23
(1)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
(2)Includes loans that were past due prior to entering a payment delay modification. Delinquency advancement is paused during the deferral period and resumes upon exit.
Commitments to lend additional funds on commercial loans modified during the first half of 2024 and 2023, were $236 million and $82 million, respectively, substantially all of which were in the commercial and industrial portfolio.
Commitments to lend additional funds on consumer loans modified during the first half of both 2024 and 2023, were insignificant.

88	Wells Fargo & Company

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the fair value method to residential mortgage
servicing rights (MSRs) and apply the amortization method to commercial MSRs. Table 6.1 presents MSRs, including the changes in MSRs measured using the fair value method and the amortization method.

Table 6.1: Mortgage Servicing Rights

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Residential MSRs at fair value, beginning of period	$7,249	8,819	$7,468	9,310
Originations/purchases	20	47	39	95
Sales and other	(34)	(606)	(297)	(599)
Net additions	(14)	(559)	(258)	(504)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	90	318	367	137
Servicing and foreclosure costs	(13)	1	(29)	2
Discount rates	(45)	—	(53)	(25)
Prepayment estimates and other (2)	28	(3)	26	(23)
Net changes in valuation inputs or assumptions	60	316	311	91
Changes due to collection/realization of expected cash flows (3)	(234)	(325)	(460)	(646)
Total changes in fair value	(174)	(9)	(149)	(555)
Residential MSRs at fair value, end of period	7,061	8,251	7,061	8,251
Commercial MSRs at amortized cost, end of period (4)	966	1,094	966	1,094
Total MSRs	$8,027	9,345	$8,027	9,345
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
(4)The estimated fair value of commercial MSRs was $1.7 billion and $1.9 billion, at June 30, 2024 and 2023, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Values of Assets and Liabilities) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2024	Dec 31, 2023
Fair value of interests held	$7,061	7,468
Expected weighted-average life (in years)	6.4	6.3

Key assumptions:
Prepayment rate assumption (1)	8.4%	8.9
Impact on fair value from 10% adverse change	$(200)	(224)
Impact on fair value from 25% adverse change	(480)	(538)

Discount rate assumption	9.9%	9.4
Impact on fair value from 100 basis point increase	$(274)	(294)
Impact on fair value from 200 basis point increase	(526)	(565)

Cost to service assumption ($ per loan)	104	105
Impact on fair value from 10% adverse change	(138)	(148)
Impact on fair value from 25% adverse change	(344)	(369)
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
result in changes in others, which might magnify or counteract the sensitivities.

Wells Fargo & Company	89

Note 6:  Mortgage Banking Activities (continued)
We present information for our managed servicing portfolio in Table 6.3 using unpaid principal balance for loans serviced and subserviced for others and carrying value for owned loans serviced.
As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors and are generally reimbursed within a short timeframe from cash flows from the trust, government-
sponsored enterprise (GSEs), insurer, or borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. Servicing advances on owned loans are written-off when deemed uncollectible.
Table 6.3: Managed Servicing Portfolio

	Jun 30, 2024		Dec 31, 2023
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others	$515	543	560	548
Owned loans serviced	256	124	262	128
Total managed servicing portfolio	771	667	822	676
Total serviced for others, excluding subserviced for others	513	534	560	539
MSRs as a percentage of loans serviced for others	1.38%	0.18	1.33	0.19
Weighted average note rate (mortgage loans serviced for others)	3.74	5.26	3.76	5.27
Servicer advances, net of an allowance for uncollectible amounts ($ in millions)	$863	1,083	1,103	1,031
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2024	2023	2024	2023
Contractually specified servicing fees, late charges and ancillary fees		$462	547	$936	1,114
Unreimbursed servicing costs (1)		(13)	(45)	(59)	(78)
Amortization for commercial MSRs (2)		(58)	(62)	(115)	(123)
Changes due to collection/realization of expected cash flows (3)	(A)	(234)	(325)	(460)	(646)
Net servicing fees		157	115	302	267
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	60	316	311	91
Net derivative losses from economic hedges (5)		(90)	(331)	(361)	(146)
Market-related valuation changes to residential MSRs, net of hedge results		(30)	(15)	(50)	(55)
Total net servicing income		127	100	252	212
Net gains on mortgage loan originations/sales (6)		116	102	221	222
Total mortgage banking noninterest income		$243	202	$473	434
Total changes in residential MSRs carried at fair value	(A)+(B)	$(174)	(9)	$(149)	(555)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $114 million for the remainder of 2024, and $204 million, $165 million, $130 million, $110 million, and $79 million for the years ended December 31, 2025, 2026, 2027, 2028, and 2029, respectively.
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
(6)Includes net gains of $14 million and $51 million in the second quarter and first half of 2024, respectively, and $89 million and $50 million in the second quarter and first half of 2023, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

90	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $96 million and $118 million at June 30, 2024, and December 31, 2023, respectively.
Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2023	$16,418	2,933	5,375	344	105	25,175
Foreign currency translation	—	(3)	—	—	—	(3)
June 30, 2024	$16,418	2,930	5,375	344	105	25,172
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Jun 30, 2024	Dec 31, 2023
Corporate/bank-owned life insurance (1)	$19,730	19,705
Accounts receivable (2)	21,243	30,541
Interest receivable:
AFS and HTM debt securities	1,591	1,616
Loans	3,690	3,933
Trading and other	1,222	1,211
Operating lease assets (lessor)	5,405	5,558
Operating lease ROU assets (lessee)	3,820	3,412
Other (3)	15,646	12,839
Total other assets	$72,347	78,815
(1)Corporate/bank-owned life insurance is recorded at cash surrender value.
(2)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances, which are recorded at amortized cost.
(3)Primarily includes income tax receivables, prepaid expenses, foreclosed assets, and venture capital and private equity investments in consolidated portfolio companies.

Wells Fargo & Company	91

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2023 Form 10-K for additional information about our leasing activities.
As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $159 million and $180 million for the quarters ended June 30, 2024 and 2023, respectively, and $323 million and $357 million for the first half of 2024 and 2023, respectively.
Table 8.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest income on lease financing	$223	176	$439	345
Other lease revenue:
Variable revenue on lease financing	21	24	46	49
Fixed revenue on operating leases	229	245	468	494
Variable revenue on operating leases	13	13	22	24
Other lease-related revenue (1)	29	25	177	87
Noninterest income on leases	292	307	713	654
Total leasing revenue	$515	483	$1,152	999
(1)    Includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Substantially all of our leases are operating leases. Table 8.2 presents balances for our operating leases.
Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2024	Dec 31, 2023
ROU assets	$3,820	3,412
Lease liabilities	4,412	4,060
Total lease costs, which are predominantly included in occupancy expense, were $303 million and $308 million for the quarters ended June 30, 2024 and 2023, respectively, and $596 million and $614 million for the first half of 2024 and 2023, respectively.

92	Wells Fargo & Company

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
In March 2024, we redeemed our Preferred Stock, Series R. In June 2024, we redeemed our Preferred Stock, Series S. In July 2024, we issued $2.0 billion of our Preferred Stock,
Series FF.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		June 30, 2024				December 31, 2023
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,906	3,968	3,200	4,025,000	3,967,981	3,968	3,200
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Total		4,662,300	4,600,752	$17,376	16,608	4,776,800	4,714,427	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended June 30, 2024, and June 30, 2023.

Wells Fargo & Company	93

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
ADVISORY ACCOUNT CASH SWEEP INVESTIGATION The United States Securities and Exchange Commission (SEC) has undertaken an investigation regarding the cash sweep options that the Company provides to investment advisory clients at account opening. The Company is in resolution discussions with the SEC, although there can be no assurance as to the outcome of these discussions.
ANTI-MONEY LAUNDERING AND ECONOMIC SANCTIONS RELATED INVESTIGATIONS Government authorities have been conducting inquiries or investigations regarding issues related to the Company’s anti-money laundering and sanctions programs.

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

HOME MORTGAGE DISCRIMINATION LITIGATION Plaintiffs representing a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California.
INTERCHANGE LITIGATION Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including Wells Fargo, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive. These actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo, along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In July 2012, Visa, Mastercard, and the financial institution defendants, including Wells Fargo, agreed to pay a total of approximately $6.6 billion in order to settle the consolidated action. Several merchants opted out of the settlement and are pursuing individual actions. In June 2016, the United States Court of Appeals for the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the district court for further proceedings. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. Wells Fargo’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and Mastercard entered into a settlement agreement to resolve the equitable relief class claims, which was denied by the district court on June 25, 2024. Some of the opt-out and direct-action cases have been settled while others remain pending.
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

94	Wells Fargo & Company

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
OUTLOOK As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.0 billion as of June 30, 2024. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	95

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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2024			December 31, 2023
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$347,596	428	791	357,096	639	570
Commodity contracts	4,055	14	13	2,600	24	12
Foreign exchange contracts	3,916	14	440	4,193	60	395
Total derivatives designated as qualifying hedging instruments		456	1,244		723	977
Derivatives not designated as hedging instruments
Interest rate contracts	10,050,171	29,027	34,070	10,409,720	31,806	36,312
Commodity contracts	88,973	3,087	1,936	88,491	2,717	2,734
Equity contracts	446,013	15,461	14,381	438,458	13,305	13,810
Foreign exchange contracts	2,678,411	19,236	20,285	2,273,383	24,707	26,762
Credit contracts	45,565	116	65	60,439	113	44
Total derivatives not designated as hedging instruments		66,927	70,737		72,648	79,662
Total derivatives before netting		67,383	71,981		73,371	80,639
Netting		(48,662)	(55,744)		(55,148)	(62,144)
Total		$18,721	16,237		18,223	18,495
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

96	Wells Fargo & Company

Table 11.2: Offsetting of Derivative Assets and Liabilities

	June 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$27,933	31,773	29,040	31,809
OTC cleared	484	430	1,581	1,397
Exchange traded	170	190	195	201
Total interest rate contracts	28,587	32,393	30,816	33,407
Commodity contracts
OTC	2,349	1,520	2,014	2,254
Exchange traded	388	342	512	356
Total commodity contracts	2,737	1,862	2,526	2,610
Equity contracts
OTC	6,152	8,680	5,375	8,501
Exchange traded	6,538	4,562	4,790	3,970
Total equity contracts	12,690	13,242	10,165	12,471
Foreign exchange contracts
OTC	19,037	20,370	24,511	26,961
Total foreign exchange contracts	19,037	20,370	24,511	26,961
Credit contracts
OTC	113	57	77	39
Total credit contracts	113	57	77	39
Total derivatives subject to enforceable master netting arrangements, gross	63,164	67,924	68,095	75,488
Less: Gross amounts offset
Counterparty netting (1)	(43,680)	(43,623)	(50,692)	(50,606)
Cash collateral netting	(4,982)	(12,121)	(4,456)	(11,538)
Total derivatives subject to enforceable master netting arrangements, net	14,502	12,180	12,947	13,344
Derivatives not subject to enforceable master netting arrangements	4,219	4,057	5,276	5,151
Total derivatives recognized in consolidated balance sheet, net	18,721	16,237	18,223	18,495
Non-cash collateral	(2,546)	(2,617)	(2,587)	(4,388)
Total Derivatives, net	$16,175	13,620	15,636	14,107
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $268 million and $292 million and debit valuation adjustments related to derivative liabilities were $211 million and $222 million as of June 30, 2024, and December 31, 2023, respectively, and were primarily related to interest rate contracts.
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
We estimate $835 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2024, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of June 30, 2024, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 8 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

Wells Fargo & Company	97

Note 11: Derivatives (continued)

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,566	3,519	(3,164)	N/A	(104)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(115)	(94)	—	(209)	209
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(323)
Total gains (losses) (pre-tax) on interest rate contracts	(115)	(94)	—	(209)	(114)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(115)	(94)	(2)	(211)	(111)
Quarter ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,115	2,390	(2,693)	N/A	(811)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(68)	(115)	—	(183)	183
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,000)
Total gains (losses) (pre-tax) on interest rate contracts	(68)	(115)	—	(183)	(817)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(68)	(115)	(2)	(185)	(816)
Six months ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$29,279	7,120	(6,513)	N/A	(764)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(212)	(239)	—	(451)	451
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,230)
Total gains (losses) (pre-tax) on interest rate contracts	(212)	(239)	—	(451)	(779)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(212)	(239)	(4)	(455)	(775)
Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$27,433	4,378	(5,204)	N/A	(308)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(121)	(173)	—	(294)	294
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(617)
Total gains (losses) (pre-tax) on interest rate contracts	(121)	(173)	—	(294)	(323)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(121)	(173)	(4)	(298)	(319)

98	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,470	(6,149)	(3,164)	1,522	612	N/A	(104)
Interest contracts
Amounts related to cash flows on derivatives	253	(129)	(982)	—	—	(858)	N/A
Recognized on derivatives	(2)	(20)	(299)	—	—	(321)	—
Recognized on hedged items	3	22	281	—	—	306	N/A
Total gains (losses) (pre-tax) on interest rate contracts	254	(127)	(1,000)	—	—	(873)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(29)	—	—	(29)	N/A
Recognized on derivatives	—	—	(5)	20	—	15	7
Recognized on hedged items	—	—	(1)	(18)	—	(19)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(35)	2	—	(33)	7
Commodity contracts
Recognized on derivatives	—	—	—	—	(163)	(163)	—
Recognized on hedged items	—	—	—	—	176	176	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	13	13	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$254	(127)	(1,035)	2	13	(893)	7
Quarter ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,037	(3,805)	(2,693)	1,032	412	N/A	(811)
Interest contracts
Amounts related to cash flows on derivatives	331	(82)	(850)	—	—	(601)	N/A
Recognized on derivatives	937	(276)	(2,587)	—	—	(1,926)	—
Recognized on hedged items	(937)	278	2,575	—	—	1,916	N/A
Total gains (losses) (pre-tax) on interest rate contracts	331	(80)	(862)	—	—	(611)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(48)	—	—	(48)	N/A
Recognized on derivatives	—	—	(18)	—	(8)	(26)	5
Recognized on hedged items	—	—	14	—	8	22	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(52)	—	—	(52)	5
Commodity contracts
Recognized on derivatives	—	—	—	—	109	109	—
Recognized on hedged items	—	—	—	—	(90)	(90)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	19	19	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$331	(80)	(914)	—	19	(644)	5
(continued on following page)

Wells Fargo & Company	99

Note 11: Derivatives (continued)

(continued from previous page)

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,732	(11,960)	(6,513)	2,969	1,329	N/A	(764)
Interest contracts
Amounts related to cash flows on derivatives	522	(261)	(1,993)	—	—	(1,732)	N/A
Recognized on derivatives	574	(318)	(2,814)	—	—	(2,558)	—
Recognized on hedged items	(569)	316	2,790	—	—	2,537	N/A
Total gains (losses) (pre-tax) on interest rate contracts	527	(263)	(2,017)	—	—	(1,753)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(58)	—	—	(58)	N/A
Recognized on derivatives	—	—	(12)	(80)	—	(92)	11
Recognized on hedged items	—	—	6	82	—	88	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(64)	2	—	(62)	11
Commodity contracts
Recognized on derivatives	—	—	—	—	(232)	(232)	—
Recognized on hedged items	—	—	—	—	253	253	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	21	21	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$527	(263)	(2,081)	2	21	(1,794)	11
Six months ended June 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,820	(6,566)	(5,204)	2,017	992	N/A	(308)
Interest contracts
Amounts related to cash flows on derivatives	600	(112)	(1,532)	—	—	(1,044)	N/A
Recognized on derivatives	237	(171)	(229)	—	—	(163)	—
Recognized on hedged items	(245)	170	215	—	—	140	N/A
Total gains (losses) (pre-tax) on interest rate contracts	592	(113)	(1,546)	—	—	(1,067)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(151)	—	—	(151)	N/A
Recognized on derivatives	—	—	34	—	27	61	11
Recognized on hedged items	—	—	(46)	—	(21)	(67)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(163)	—	6	(157)	11
Commodity contracts
Recognized on derivatives	—	—	—	—	97	97	—
Recognized on hedged items	—	—	—	—	(65)	(65)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	32	32	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$592	(113)	(1,709)	—	38	(1,192)	11

100	Wells Fargo & Company

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
June 30, 2024
Available-for-sale debt securities (4)(5)	$43,786	(2,896)	15,535	376
Other assets	2,931	(6)	—	—
Interest-bearing deposits	(87,366)	214	—	—
Long-term debt	(151,852)	13,684	—	—
December 31, 2023
Available-for-sale debt securities (4)	$55,898	(2,384)	13,418	504
Other assets	2,262	67	—	—
Interest-bearing deposits	(89,641)	(101)	—	—
Long-term debt	(146,940)	10,990	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $268 million and $404 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of June 30, 2024, and December 31, 2023, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $26 million and $632 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of June 30, 2024, and $32 million and $731 million of debt securities and long-term debt cumulative basis adjustments, respectively, as of December 31, 2023, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $(64) million and $(46) million as of June 30, 2024, and December 31, 2023, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2024, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $14.5 billion from closed portfolios of financial assets totaling $14.5 billion. At December 31, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $25.8 billion from closed portfolios of financial assets totaling $28.2 billion.
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
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest rate contracts (1)	$(132)	(349)	$(429)	(157)
Equity contracts (2)	79	(28)	126	19
Foreign exchange contracts (3)	16	(327)	168	(693)
Credit contracts (4)	—	—	8	(1)
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(37)	(704)	$(127)	(832)
(1)Derivative gains and (losses) related to mortgage banking activities were recorded in mortgage banking noninterest income. Other derivative gains and (losses) not related to mortgage banking were recorded in other noninterest income. For additional information on our mortgage banking interest rate contracts, see Note 6 (Mortgage Banking Activities).
(2)Includes derivative gains and (losses) used to economically hedge the deferred compensation plan, which were recorded in personnel noninterest expense, and derivative instruments related to our previous sales of shares of Visa Inc. Class B common stock, which were recorded in other noninterest income.
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

Wells Fargo & Company	101

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
Table 11.7 provides details of sold credit derivatives.
Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
June 30, 2024
Credit default swaps	$12,924	3,601
Risk participation swaps	6,500	4,152
Total credit derivatives	$19,424	7,753
December 31, 2023
Credit default swaps	$18,453	1,399
Risk participation swaps	6,632	6,485
Total credit derivatives	$25,085	7,884

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
Table 11.8: Credit-Risk Contingent Features

(in billions)	Jun 30, 2024	Dec 31, 2023
Net derivative liabilities with credit-risk contingent features	$23.9	23.7
Collateral posted	19.8	21.4
Additional collateral to be posted upon a below investment grade credit rating (1)	4.1	2.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

102	Wells Fargo & Company

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

Note 12: Fair Values of Assets and Liabilities (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 12.1: Fair Value on a Recurring Basis

	June 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$37,162	3,723	—	40,885	32,178	3,027	—	35,205
Collateralized loan obligations	—	842	92	934	—	762	64	826
Corporate debt securities	—	15,454	65	15,519	—	12,859	82	12,941
Federal agency mortgage-backed securities	—	55,395	—	55,395	—	42,944	—	42,944
Non-agency mortgage-backed securities	—	1,435	8	1,443	—	1,477	10	1,487
Other debt securities	—	6,589	1	6,590	—	3,898	1	3,899
Total trading debt securities	37,162	83,438	166	120,766	32,178	64,967	157	97,302
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	38,749	—	—	38,749	45,467	—	—	45,467
Securities of U.S. states and political subdivisions	—	15,078	21	15,099	—	20,009	57	20,066
Federal agency mortgage-backed securities	—	90,548	—	90,548	—	59,578	—	59,578
Non-agency mortgage-backed securities	—	2,228	—	2,228	—	2,748	1	2,749
Collateralized loan obligations	—	1,532	—	1,532	—	1,533	—	1,533
Other debt securities	—	430	166	596	—	892	163	1,055
Total available-for-sale debt securities	38,749	109,816	187	148,752	45,467	84,760	221	130,448
Loans held for sale	—	4,270	222	4,492	—	2,444	448	2,892
Mortgage servicing rights (residential)	—	—	7,061	7,061	—	—	7,468	7,468
Derivative assets (gross):
Interest rate contracts	170	28,622	663	29,455	195	31,434	816	32,445
Commodity contracts	—	3,085	16	3,101	—	2,723	18	2,741
Equity contracts	89	15,223	149	15,461	71	13,041	193	13,305
Foreign exchange contracts	—	19,223	27	19,250	—	24,730	37	24,767
Credit contracts	—	112	4	116	—	74	39	113
Total derivative assets (gross)	259	66,265	859	67,383	266	72,002	1,103	73,371
Equity securities:
Marketable	17,894	82	1	17,977	10,849	9	6	10,864
Nonmarketable	—	4,506	52	4,558	—	8,940	37	8,977
Total equity securities	17,894	4,588	53	22,535	10,849	8,949	43	19,841
Other assets	—	—	152	152	—	—	49	49
Total assets prior to derivative netting	$94,064	268,377	8,700	371,141	88,760	233,122	9,489	331,371
Derivative netting (1)				(48,662)				(55,148)
Total assets after derivative netting				$322,479				276,223
Derivative liabilities (gross):
Interest rate contracts	$(190)	(29,420)	(5,251)	(34,861)	(201)	(32,298)	(4,383)	(36,882)
Commodity contracts	—	(1,939)	(10)	(1,949)	—	(2,719)	(27)	(2,746)
Equity contracts	(42)	(12,891)	(1,448)	(14,381)	(35)	(12,108)	(1,667)	(13,810)
Foreign exchange contracts	—	(20,710)	(15)	(20,725)	—	(27,138)	(19)	(27,157)
Credit contracts	—	(63)	(2)	(65)	—	(39)	(5)	(44)
Total derivative liabilities (gross)	(232)	(65,023)	(6,726)	(71,981)	(236)	(74,302)	(6,101)	(80,639)
Short-sale and other liabilities	(20,510)	(6,790)	(55)	(27,355)	(19,695)	(5,776)	(83)	(25,554)
Interest-bearing deposits	—	(1,399)	—	(1,399)	—	(1,297)	—	(1,297)
Long-term debt	—	(3,152)	—	(3,152)	—	(2,308)	—	(2,308)
Total liabilities prior to derivative netting	$(20,742)	$(76,364)	(6,781)	(103,887)	(19,931)	(83,683)	(6,184)	(109,798)
Derivative netting (1)				55,744				62,144
Total liabilities after derivative netting				$(48,143)				(47,654)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level counterparty valuation adjustments. See Note 11 (Derivatives) for additional information.

104	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended June 30, 2024
Trading debt securities	$123	3	79	(60)	(10)	34	(3)	166	—	(6)
Available-for-sale debt securities	193	(2)	10	—	(12)	—	(2)	187	(2)	(6)
Loans held for sale	322	(1)	22	(76)	(6)	23	(62)	222	(2)	(7)
Mortgage servicing rights (residential) (8)	7,249	(174)	20	(34)	—	—	—	7,061	60	(7)
Net derivative assets and liabilities:
Interest rate contracts	(4,725)	(597)	—	—	734	—	—	(4,588)	(60)
Equity contracts	(1,599)	(9)	—	—	197	1	111	(1,299)	97
Other derivative contracts	(6)	83	2	(1)	(60)	—	2	20	20
Total derivative contracts	(6,330)	(523)	2	(1)	871	1	113	(5,867)	57	(9)
Equity securities	49	6	1	(3)	—	—	—	53	5	(6)
Other assets and liabilities	107	(10)	—	—	—	—	—	97	(10)	(10)
Quarter ended June 30, 2023
Trading debt securities	$132	(8)	31	(36)	(3)	55	(39)	132	(8)	(6)
Available-for-sale debt securities	505	(4)	7	—	(4)	22	(296)	230	(3)	(6)
Loans held for sale	564	(10)	94	(180)	(26)	49	(5)	486	(30)	(7)
Mortgage servicing rights (residential) (8)	8,819	(9)	47	(606)	—	—	—	8,251	316	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,752)	(2,870)	1	(1)	668	(684)	—	(5,638)	(2,258)
Equity contracts	(1,278)	(160)	—	—	49	(17)	25	(1,381)	(131)
Other derivative contracts	(10)	(8)	4	(1)	14	—	—	(1)	4
Total derivative contracts	(4,040)	(3,038)	5	(2)	731	(701)	25	(7,020)	(2,385)	(9)
Equity securities	32	(15)	4	(3)	—	9	—	27	(15)	(6)
Other assets and liabilities	(193)	135	—	—	—	—	—	(58)	135	(10)
Six months ended June 30, 2024
Trading debt securities	$157	3	125	(139)	(12)	48	(16)	166	(1)	(6)
Available-for-sale debt securities	221	(4)	15	—	(15)	—	(30)	187	(4)	(6)
Loans held for sale	448	(3)	93	(95)	(53)	57	(225)	222	(4)	(7)
Mortgage servicing rights (residential) (8)	7,468	(149)	39	(297)	—	—	—	7,061	311	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(2,469)	—	—	1,448	—	—	(4,588)	(1,278)
Equity contracts	(1,474)	(272)	—	—	352	(44)	139	(1,299)	16
Other derivative contracts	43	108	2	(2)	(133)	—	2	20	(38)
Total derivative contracts	(4,998)	(2,633)	2	(2)	1,667	(44)	141	(5,867)	(1,300)	(9)
Equity securities	43	9	9	(8)	—	—	—	53	8	(6)
Other assets and liabilities	(34)	132	—	(1)	—	—	—	97	132	(10)
Six months ended June 30, 2023
Trading debt securities	$185	(7)	107	(148)	(4)	55	(56)	132	(11)	(6)
Available-for-sale debt securities	276	(24)	76	—	(10)	255	(343)	230	(22)	(6)
Loans held for sale	793	—	167	(229)	(65)	65	(245)	486	(23)	(7)
Mortgage servicing rights (residential) (8)	9,310	(555)	95	(599)	—	—	—	8,251	91	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	(2,575)	1	(1)	935	(1,430)	14	(5,638)	(1,755)
Equity contracts	(1,224)	(463)	—	—	334	(55)	27	(1,381)	(125)
Other derivative contracts	9	(63)	6	(2)	51	(2)	—	(1)	(36)
Total derivative contracts	(3,797)	(3,101)	7	(3)	1,320	(1,487)	41	(7,020)	(1,916)	(9)
Equity securities	20	(16)	4	(3)	—	22	—	27	(16)	(6)
Other assets and liabilities	(167)	109	—	—	—	—	—	(58)	109	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $(2) million for both the second quarter and first half of 2024, and $(3) million and $(19) million for the second quarter and first half of 2023, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $(8) million and $(10) million for the second quarter and first half of 2024, respectively, and $5 million for both the second quarter and first half of 2023.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $(2) million and $(1) million for the second quarter and first half of 2024, respectively, and $(2) million and $(17) million for the second quarter and first half of 2023, respectively. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $(8) million and $(10) million for the second quarter and first half of 2024, and $5 million for both the second quarter and first half of 2023.
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
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2024
Trading and available-for-sale debt securities	$22		Discounted cash flow	Discount rate	3.2	-	7.1%		4.2
	166		Market comparable pricing	Comparability adjustment	(21.9)	-	26.7		2.5
	165		Market comparable pricing	Multiples	0.9x	-	16.2x		5.5x
Loans held for sale	162		Discounted cash flow	Default rate	0.0	-	29.5%		1.5
				Discount rate	1.6	-	16.4		9.6
				Loss severity	0.0	-	58.0		16.4
				Prepayment rate	3.1	-	13.1		10.5
	60		Market comparable pricing	Comparability adjustment	(2.2)	-	0.4		(0.1)
Mortgage servicing rights (residential)	7,061		Discounted cash flow	Cost to service per loan (1)	$59	-	479		104
				Discount rate	9.1	-	15.3%		9.9
				Prepayment rate (2)	7.0	-	24.1		8.4
Net derivative assets and (liabilities):
Interest rate contracts	(4,519)		Discounted cash flow	Discount rate	3.7	-	5.3		4.7
	(31)		Discounted cash flow	Default rate	0.4	-	1.7		0.6
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	(38)		Discounted cash flow	Fall-out factor	1.0	-	99.0		27.0
				Initial-value servicing	5.0	-	141.0	bps	24.2
Equity contracts	(843)		Discounted cash flow	Conversion factor	(6.9)	-	0.0%		(6.4)
				Weighted average life	0.1	-	1.5	yrs	0.6
	(456)		Option model	Correlation factor	(77.0)	-	99.0%		71.2
				Volatility factor	6.5	-	120.0		34.7
Insignificant Level 3 assets, net of liabilities	170
Total Level 3 assets, net of liabilities	$1,919	(3)
December 31, 2023
Trading and available-for-sale debt securities	$60		Discounted cash flow	Discount rate	2.7	-	7.3%		4.7
	157		Market comparable pricing	Comparability adjustment	(27.1)	-	20.1		(1.9)
	161		Market comparable pricing	Multiples	1.2x	-	10.3x		5.6x
Loans held for sale	359		Discounted cash flow	Default rate	0.0	-	28.0%		1.1
				Discount rate	1.7	-	15.4		9.8
				Loss severity	0.0	-	58.1		15.7
				Prepayment rate	2.6	-	12.1		10.6
	89		Market comparable pricing	Comparability adjustment	(6.4)	-	1.1		(1.1)
Mortgage servicing rights (residential)	7,468		Discounted cash flow	Cost to service per loan (1)	$52	-	527		105
				Discount rate	8.9	-	13.9%		9.4
				Prepayment rate (2)	7.3	-	24.3		8.9
Net derivative assets and (liabilities):
Interest rate contracts	(3,501)		Discounted cash flow	Discount rate	3.6	-	5.4		4.2
	(36)		Discounted cash flow	Default rate	0.4	-	5.0		1.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	22.0	-	22.0		22.0
Interest rate contracts: derivative loan commitments	(30)		Discounted cash flow	Fall-out factor	1.0	-	99.0		30.2
				Initial-value servicing	(5.5)	-	141.0	bps	10.0
Equity contracts	(1,020)		Discounted cash flow	Conversion factor	(6.9)	-	0.0%		(6.4)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(454)		Option model	Correlation factor	(67.0)	-	99.0%		73.8
				Volatility factor	6.5	-	147.0		38.6
Insignificant Level 3 assets, net of liabilities	52
Total Level 3 assets, net of liabilities	$3,305	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $59 - $165 at June 30, 2024, and $52 - $167 at December 31, 2023.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $8.7 billion and $9.5 billion and total Level 3 liabilities of $6.8 billion and $6.2 billion, before netting of derivative balances, at June 30, 2024, and December 31, 2023, respectively.

106	Wells Fargo & Company

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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2024, and December 31, 2023, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2024, and the year ended December 31, 2023.
Table 12.4: Fair Value on a Nonrecurring Basis

	June 30, 2024			December 31, 2023
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$597	258	855	326	297	623
Loans:
Commercial	1,178	—	1,178	1,565	—	1,565
Consumer	60	—	60	97	—	97
Total loans	1,238	—	1,238	1,662	—	1,662
Nonmarketable equity securities	966	1,474	2,440	2,086	2,354	4,440
Other assets	3,020	2	3,022	2,451	58	2,509
Total assets at fair value on a nonrecurring basis	$5,821	1,734	7,555	6,525	2,709	9,234
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Six months ended June 30,
(in millions)	2024	2023
Loans held for sale	$(21)	(40)
Loans:
Commercial	(567)	(205)
Consumer	(292)	(368)
Total loans	(859)	(573)
Nonmarketable equity securities (1)	(58)	(526)
Other assets (2)	263	(102)
Total	$(675)	(1,241)
(1)Includes impairment of nonmarketable equity securities and observable price changes related to nonmarketable equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation of physical commodities, valuation losses on foreclosed real estate and other collateral owned.

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
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
June 30, 2024
Loans held for sale	$258	Discounted cash flow	Default rate	0.2	-	87.9%	18.6
			Discount rate	3.4	-	14.4	6.1
			Loss severity	3.6	-	57.2	16.2
			Prepayment rate	2.1	-	29.6	12.3
Nonmarketable equity securities	1,015	Market comparable pricing	Multiples	0.9x	-	9.3x	2.4x
	459	Market comparable pricing	Comparability Adjustment	(100.0)	-	(5.8)%	(37.0)
Insignificant Level 3 assets	2
Total	$1,734
December 31, 2023
Loans held for sale	$297	Discounted cash flow	Default rate	0.1	-	95.8%	17.5
			Discount rate	3.0	-	13.2	5.8
			Loss severity	5.4	-	58.6	16.6
			Prepayment rate	2.1	-	33.8	11.8
Nonmarketable equity securities	1,721	Market comparable pricing	Multiples	0.7x	-	27.1x	8.4x
	591	Market comparable pricing	Comparability Adjustment	(100.0)	-	(11.5)%	(42.9)
	42	Discounted cash flow	Discount rate	5.0	-	5.0	5.0
Insignificant Level 3 assets	58
Total	$2,709
(1)See Note 15 (Fair Values of Assets and Liabilities) in our 2023 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

108	Wells Fargo & Company

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
Table 12.7: Fair Value Option

	June 30, 2024			December 31, 2023
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$4,492	4,592	(100)	2,892	3,119	(227)
Interest-bearing deposits	(1,399)	(1,401)	2	(1,297)	(1,298)	1
Long-term debt (2)	(3,152)	(3,761)	609	(2,308)	(2,864)	556
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at June 30, 2024, and December 31, 2023.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2024			2023
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended June 30,
Loans held for sale	$20	(3)	—	34	13	—
Interest-bearing deposits	—	2	—	—	—	—
Long-term debt	—	18	—	—	9	—
Six months ended June 30,
Loans held for sale	$43	15	—	131	25	(4)
Interest-bearing deposits	—	4	—	—	—	—
Long-term debt	—	59	—	—	(21)	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the second quarter and first half of both 2024 and 2023.
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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $514 million and $575 million at June 30, 2024, and December 31, 2023, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets
Cash and due from banks (1)	$32,701	32,701	—	—	32,701
Interest-earning deposits with banks (1)	199,322	198,989	333	—	199,322
Federal funds sold and securities purchased under resale agreements (1)	82,259	—	82,259	—	82,259
Held-to-maturity debt securities	250,736	2,114	204,643	2,884	209,641
Loans held for sale	2,820	—	1,780	1,077	2,857
Loans, net (2)	887,048	—	47,271	802,387	849,658
Nonmarketable equity securities (cost method)	4,140	—	—	4,226	4,226
Total financial assets	$1,459,026	233,804	336,286	810,574	1,380,664
Financial liabilities
Deposits (3)	$184,882	—	111,051	73,177	184,228
Short-term borrowings	118,591	—	118,593	—	118,593
Long-term debt (4)	175,967	—	178,155	2,085	180,240
Total financial liabilities	$479,440	—	407,799	75,262	483,061
December 31, 2023
Financial assets
Cash and due from banks (1)	$33,026	33,026	—	—	33,026
Interest-earning deposits with banks (1)	204,193	203,960	233	—	204,193
Federal funds sold and securities purchased under resale agreements (1)	80,456	—	80,456	—	80,456
Held-to-maturity debt securities	262,708	2,288	222,209	2,819	227,316
Loans held for sale	2,044	—	848	1,237	2,085
Loans, net (2)	905,764	—	52,127	818,358	870,485
Nonmarketable equity securities (cost method)	5,276	—	—	5,344	5,344
Total financial assets	$1,493,467	239,274	355,873	827,758	1,422,905
Financial liabilities
Deposits (3)	$190,970	—	127,738	62,372	190,110
Short-term borrowings	89,340	—	89,340	—	89,340
Long-term debt (4)	205,261	—	205,705	2,028	207,733
Total financial liabilities	$485,571	—	422,783	64,400	487,183
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $16.5 billion and $16.2 billion at June 30, 2024, and December 31, 2023, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both June 30, 2024, and December 31, 2023.
(4)Excludes obligations under finance leases of $17 million and $19 million at June 30, 2024, and December 31, 2023, respectively.

110	Wells Fargo & Company

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At June 30, 2024, and December 31, 2023, we recorded assets and related liabilities of $1.2 billion and $1.0 billion, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $18 million and $108 million, during the second quarter and first half of 2024, respectively, and $99 million and $191 million during the second quarter and first half of 2023, respectively.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At June 30, 2024, and December 31, 2023, our liability for these repurchase and recourse arrangements was $202 million and $229 million, respectively, and the maximum exposure to loss was $13.5 billion and $13.6 billion at June 30, 2024, and December 31, 2023, respectively.
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

Table 13.1 presents information about transfers of assets during the periods presented for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets and securities. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2. Transfers of residential mortgage loans are transactions with the GSEs or GNMA and generally result in no gain or loss because the loans are typically measured at fair value on a recurring basis. Transfers of commercial mortgage loans

Wells Fargo & Company	111

Note 13: Securitizations and Variable Interest Entities (continued)
include both transactions with the GSEs or GNMA and nonconforming transactions. These commercial mortgage loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2024		2023
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended June 30,
Assets sold	$2,016	3,736	3,917	1,800
Proceeds from transfer (1)	2,016	3,789	3,917	1,823
Net gains (losses) on sale	—	53	—	23

Continuing involvement (2):
Servicing rights recognized	$19	16	46	16
Securities recognized (3)	—	48	—	22
Six months ended June 30,
Assets sold	$3,700	5,285	8,378	3,299
Proceeds from transfer (1)	3,700	5,359	8,378	3,363
Net gains (losses) on sale	—	74	—	64

Continuing involvement (2):
Servicing rights recognized	$35	26	93	34
Securities recognized (3)	—	48	—	48
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.1 billion and $1.7 billion during the second quarter and first half of 2024, respectively, and $1.8 billion and $3.7 billion during the second quarter and first half of 2023, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $34 million and $192 million during the second quarter and first half of 2024, respectively, and $91 million and $141 million during the second quarter and first half of 2023, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2024	2023
Quarter ended June 30,
Prepayment rate (1)	16.8%	16.4
Discount rate	10.3	9.4
Cost to service ($ per loan)	$211	176
Six months ended June 30,
Prepayment rate (1)	17.0%	17.5
Discount rate	10.3	9.6
Cost to service ($ per loan)	$236	185
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the six months ended June 30, 2024 and 2023, we transferred securities of $5.2 billion and $6.1 billion, respectively, to resecuritization VIEs, and retained $211 million and $329 million, respectively. These amounts are not included in Table 13.1. Related total VIE assets were $109.5 billion and $110.4 billion at June 30, 2024, and December 31, 2023, respectively. As of June 30, 2024, and December 31, 2023, we held $528 million and $984 million of securities, respectively.

112	Wells Fargo & Company

Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $550.0 billion and $592.5 billion at June 30, 2024, and December 31, 2023, respectively. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $2.7 billion and $3.4 billion at June 30, 2024, and December 31, 2023, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	2024	2023
Commercial	$69,083	67,232	1,371	1,000	5	67
Residential	7,948	8,311	360	393	3	8
Total off-balance sheet sold or securitized loans	$77,031	75,543	1,731	1,393	8	75
(1)Includes $226 million and $163 million of commercial foreclosed assets and $18 million and $22 million of residential foreclosed assets at June 30, 2024, and December 31, 2023, respectively.
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

Wells Fargo & Company	113

Note 13: Securitizations and Variable Interest Entities (continued)
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
June 30, 2024
Nonconforming mortgage loan securitizations	$153,341	—	2,313	—	534	(8)	2,839
Commercial real estate loans	5,567	5,552	—	—	15	—	5,567
Other	1,396	77	—	48	12	—	137
Total	$160,304	5,629	2,313	48	561	(8)	8,543
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,313	—	534	8	2,855
Commercial real estate loans		5,552	—	—	15	697	6,264
Other		77	—	48	12	158	295
Total		$5,629	2,313	48	561	863	9,414
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2023
Nonconforming mortgage loan securitizations	$154,730	—	2,471	—	591	(8)	3,054
Commercial real estate loans	5,588	5,571	—	—	17	—	5,588
Other	1,898	213	—	47	17	—	277
Total	$162,216	5,784	2,471	47	625	(8)	8,919
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,471	—	591	8	3,070
Commercial real estate loans		5,571	—	—	17	700	6,288
Other		213	—	47	17	158	435
Total		$5,784	2,471	47	625	866	9,793
(1)Includes $247 million and $301 million of securities classified as trading at June 30, 2024, and December 31, 2023, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $21.3 billion and $19.7 billion at June 30, 2024, and December 31, 2023, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $2.0 billion and $2.1 billion at June 30, 2024, and December 31, 2023, respectively.
Our maximum exposure to loss for tax credit VIEs at June 30, 2024, and December 31, 2023, was $29.7 billion and $30.6 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $6.3 billion and $8.7 billion at June 30, 2024, and December 31, 2023, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at June 30, 2024, and December 31, 2023, was $7.2 billion and $4.9 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 1 (Summary of Significant Accounting Policies) for additional information on our adoption of ASU 2023-02 effective January 1, 2024, which impacted the accounting for our tax credit equity investments and related unfunded commitments. See also Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.
Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments.

114	Wells Fargo & Company

Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments (1)

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2024	2023	2024	2023
Loss before income tax expense (2)	(A)	$(10)	(203)	$(52)	(370)
Income tax expense (benefit):
Proportional amortization of investments		934	459	1,864	895
Income tax credits and other income tax benefits		(1,157)	(904)	(2,345)	(1,744)
Net expense (benefit) recognized within income tax expense	(B)	(223)	(445)	(481)	(849)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$213	242	$429	479
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

CREDIT CARD SECURITIZATIONS Beginning in first quarter 2024, we securitized a portion of our credit card loans to provide a source of funding. Credit card securitizations involve the transfer of credit card loans to a master trust that issues debt securities to third party investors that are collateralized by the transferred credit card loans. The underlying securitized credit card loans and other assets in the master trust are available only for payment of the debt securities issued by the master trust; they are not available to pay our other obligations. In addition, the investors in the debt securities do not have recourse to the general credit of Wells Fargo.
We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of June 30, 2024, we held seller’s interest of $7.1 billion in the transferred credit card loans and subordinated securities of $750 million (at par) issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	All other liabilities (2)
June 30, 2024
Commercial and industrial loans and leases	$1,645	1,462	183	—	(131)
Credit card securitizations	9,504	9,147	14	(1,243)	(3)
Other	323	—	323	—	—
Total consolidated VIEs	$11,472	10,609	520	(1,243)	(134)
December 31, 2023
Commercial and industrial loans and leases	$7,579	4,880	203	—	(115)
Credit card securitizations	—	—	—	—	—
Other	232	—	232	—	—
Total consolidated VIEs	$7,811	4,880	435	—	(115)
(1)All other assets includes loans held for sale and other assets.
(2)All other liabilities includes short-term borrowings, and accrued expenses and other liabilities.

Wells Fargo & Company	115

Note 13: Securitizations and Variable Interest Entities (continued)
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $421 million and $414 million at June 30, 2024, and December 31, 2023, respectively.

116	Wells Fargo & Company

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
Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2024
Standby letters of credit (1)	$83	15,262	5,002	2,280	1	22,545	7,882
Direct pay letters of credit (1)	7	2,355	1,147	246	5	3,753	817
Loans and LHFS sold with recourse	94	436	3,100	3,880	6,379	13,795	10,695
Exchange and clearing house guarantees	—	22,695	—	—	—	22,695	—
Other guarantees and indemnifications	27	1,352	523	70	498	2,443	710
Total guarantees	$211	42,100	9,772	6,476	6,883	65,231	20,104
December 31, 2023
Standby letters of credit (1)	$90	14,211	5,209	2,931	105	22,456	7,711
Direct pay letters of credit (1)	8	1,446	2,268	247	5	3,966	957
Loans and LHFS sold with recourse	72	249	2,957	3,385	7,228	13,819	10,612
Exchange and clearing house guarantees	—	13,550	—	—	—	13,550	—
Other guarantees and indemnifications	22	687	854	116	463	2,120	634
Total guarantees	$192	30,143	11,288	6,679	7,801	55,911	19,914
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

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $282 million and $178 million at June 30, 2024, and December 31, 2023, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At June 30, 2024, the maximum exposure to loss was $28.7 billion, with $26.3 billion expiring in three years or less compared with $34.0 billion and $31.9 billion, respectively, at December 31, 2023. See Note 11 (Derivatives) for additional information regarding written derivative contracts.
MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of June 30, 2024, our potential maximum exposure was approximately $669.8 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.0 billion and $834 million at June 30, 2024, and December 31, 2023, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS As of June 30, 2024, and December 31, 2023, we had commitments to purchase equity securities of $7.0 billion and $9.2 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these

Wells Fargo & Company	117

Note 14:  Guarantees and Other Commitments (continued)
obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.
We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $16.7 billion and $17.5 billion as of June 30, 2024, and December 31, 2023, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $1.7 billion and $746 million as of June 30, 2024, and December 31, 2023, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

118	Wells Fargo & Company

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
Table 15.1: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Jun 30, 2024	Dec 31, 2023
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$124,696	129,282
Gross amounts offset in consolidated balance sheet (1)	(22,826)	(28,402)
Net amounts in consolidated balance sheet (2)	101,870	100,880
Collateral received not recognized in consolidated balance sheet (3)	(101,078)	(99,970)
Net amount (4)	$792	910
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$128,646	106,060
Gross amounts offset in consolidated balance sheet (1)	(22,826)	(28,402)
Net amounts in consolidated balance sheet (5)	105,820	77,658
Collateral pledged but not netted in consolidated balance sheet (6)	(105,732)	(77,529)
Net amount (4)	$88	129
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Includes $82.2 billion and $80.4 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at June 30, 2024, and December 31, 2023, respectively. Also includes $19.7 billion and $20.5 billion classified on our consolidated balance sheet in loans at June 30, 2024, and December 31, 2023, respectively.
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

Wells Fargo & Company	119

Note 15: Securities and Other Collateralized Financing Activities (continued)
REPURCHASE AND SECURITIES LENDING AGREEMENTS Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral primarily consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 15.2 provides the gross amounts recognized on our consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2024	Dec 31, 2023
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$45,247	38,742
Securities of U.S. States and political subdivisions	651	579
Federal agency mortgage-backed securities	59,756	48,019
Non-agency mortgage-backed securities	2,007	1,889
Corporate debt securities	8,660	7,925
Asset-backed securities	2,459	2,176
Equity securities	2,624	635
Other	1,545	541
Total repurchases	122,949	100,506
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	231	251
Federal agency mortgage-backed securities	17	31
Corporate debt securities	593	293
Equity securities	4,848	4,965
Other	8	14
Total securities lending	5,697	5,554
Total repurchases and securities lending	$128,646	106,060
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
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
June 30, 2024
Overnight/continuous	$71,551	4,996
Up to 30 days	18,915	350
30-90 days	18,909	—
>90 days	13,574	351
Total gross obligation	$122,949	5,697
December 31, 2023
Overnight/continuous	$54,810	4,903
Up to 30 days	13,704	—
30-90 days	23,264	200
>90 days	8,728	451
Total gross obligation	$100,506	5,554

120	Wells Fargo & Company

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
Table 16.1: Pledged Assets

(in millions)	Jun 30, 2024	Dec 31, 2023
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$83,982	62,537
Available-for-sale	2,694	5,055
Equity securities	10,212	2,683
All other assets	440	495
Total assets pledged to counterparties that had the right to sell or repledge	97,328	70,770
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	6,079	2,757
Available-for-sale	83,518	64,511
Held-to-maturity	229,475	246,218
Loans	491,790	445,092
Equity securities	1,466	1,502
All other assets	1,098	1,195
Total assets pledged to counterparties that did not have the right to sell or repledge	813,426	761,275
Total pledged assets	$910,754	832,045
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At June 30, 2024, and December 31, 2023, the fair value of this collateral received that we have the right to sell or repledge was $215.1 billion and $216.6 billion, respectively, of which $109.4 billion and $103.3 billion, respectively, were sold or repledged.

Wells Fargo & Company	121

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

122	Wells Fargo & Company

Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2024
Net interest income (2)	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	9,006	3,122	4,838	3,858	248	(383)	20,689
Provision for credit losses	932	29	285	(14)	4	—	1,236
Noninterest expense	5,701	1,506	2,170	3,193	723	—	13,293
Income (loss) before income tax expense (benefit)	2,373	1,587	2,383	679	(479)	(383)	6,160
Income tax expense (benefit)	596	402	598	195	(157)	(383)	1,251
Net income (loss) before noncontrolling interests	1,777	1,185	1,785	484	(322)	—	4,909
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(4)	—	(1)
Net income (loss)	$1,777	1,182	1,785	484	(318)	—	4,910
Quarter ended June 30, 2023
Net interest income (2)	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	9,455	3,369	4,631	3,648	30	(600)	20,533
Provision for credit losses	874	26	933	24	(144)	—	1,713
Noninterest expense	6,027	1,630	2,087	2,974	269	—	12,987
Income (loss) before income tax expense (benefit)	2,554	1,713	1,611	650	(95)	(600)	5,833
Income tax expense (benefit)	640	429	401	163	(103)	(600)	930
Net income before noncontrolling interests	1,914	1,284	1,210	487	8	—	4,903
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(38)	—	(35)
Net income	$1,914	1,281	1,210	487	46	—	4,938
Six months ended June 30, 2024
Net interest income (2)	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	18,097	6,274	9,820	7,600	571	(810)	41,552
Provision for credit losses	1,720	172	290	(11)	3	—	2,174
Noninterest expense	11,725	3,185	4,500	6,423	1,798	—	27,631
Income (loss) before income tax expense (benefit)	4,652	2,917	5,030	1,188	(1,230)	(810)	11,747
Income tax expense (benefit)	1,169	743	1,264	323	(474)	(810)	2,215
Net income (loss) before noncontrolling interests	3,483	2,174	3,766	865	(756)	—	9,532
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(3)	—	3
Net income (loss)	$3,483	2,168	3,766	865	(753)	—	9,529
Six months ended June 30, 2023
Net interest income (2)	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	18,819	6,676	9,533	7,329	51	(1,146)	41,262
Provision for credit losses	1,741	(17)	1,185	35	(24)	—	2,920
Noninterest expense	12,065	3,382	4,304	6,035	877	—	26,663
Income (loss) before income tax expense (benefit)	5,013	3,311	4,044	1,259	(802)	(1,146)	11,679
Income tax expense (benefit)	1,258	828	1,016	315	(375)	(1,146)	1,896
Net income (loss) before noncontrolling interests	3,755	2,483	3,028	944	(427)	—	9,783
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(152)	—	(146)
Net income (loss)	$3,755	2,477	3,028	944	(275)	—	9,929

(continued on following page)

Wells Fargo & Company	123

Note 17: Operating Segments (continued)

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2024
Loans (average)	$325,939	224,423	275,787	83,166	7,662	—	916,977
Assets (average)	362,497	247,285	558,063	90,267	656,535	—	1,914,647
Deposits (average)	778,228	166,892	187,545	102,843	110,970	—	1,346,478

Six months ended June 30, 2024
Loans (average)	$327,834	224,172	279,515	82,824	8,181	—	922,526
Assets (average)	364,439	246,763	554,498	90,101	660,009	—	1,915,810
Deposits (average)	775,738	165,460	185,408	102,158	115,288	—	1,344,052

Loans (period-end)	325,360	226,473	275,330	83,338	7,406	—	917,907
Assets (period-end)	363,790	250,475	565,334	89,980	670,494	—	1,940,073
Deposits (period-end)	781,817	168,979	200,920	103,722	110,456	—	1,365,894
Quarter ended June 30, 2023
Loans (average)	$336,351	225,824	291,470	83,045	9,216	—	945,906
Assets (average)	378,532	249,230	550,091	89,983	610,417	—	1,878,253
Deposits (average)	823,339	166,747	160,251	112,360	84,752	—	1,347,449

Six months ended June 30, 2023
Loans (average)	$337,325	224,333	293,097	83,331	9,185	—	947,271
Assets (average)	380,135	247,674	549,453	90,450	603,293	—	1,871,005
Deposits (average)	832,252	168,597	158,908	119,443	72,846	—	1,352,046

Loans (period-end)	336,217	228,711	291,345	82,456	9,231	—	947,960
Assets (period-end)	378,078	255,914	559,520	89,211	593,597	—	1,876,320
Deposits (period-end)	820,495	164,764	158,770	108,532	92,023	—	1,344,584
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

124	Wells Fargo & Company

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
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2024
Net interest income (2)	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income:
Deposit-related fees	690	290	263	6	—	—	1,249
Lending-related fees (2)	23	139	205	2	—	—	369
Investment advisory and other asset-based fees (3)	—	20	38	2,357	—	—	2,415
Commissions and brokerage services fees	—	—	93	521	—	—	614
Investment banking fees	(1)	24	634	—	(16)	—	641
Card fees:
Card interchange and network revenue (4)	912	51	13	1	—	—	977
Other card fees (2)	124	—	—	—	—	—	124
Total card fees	1,036	51	13	1	—	—	1,101
Mortgage banking (2)	135	—	111	(3)	—	—	243
Net gains (losses) from trading activities (2)	—	(1)	1,387	39	17	—	1,442
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net gains (losses) from equity securities (2)	—	(6)	9	15	62	—	80
Lease income (2)	—	133	—	—	159	—	292
Other (2)	99	191	140	14	170	(294)	320
Total noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	$9,006	3,122	4,838	3,858	248	(383)	20,689
Quarter ended June 30, 2023
Net interest income (2)	$7,490	2,501	2,359	1,009	(91)	(105)	13,163
Noninterest income:
Deposit-related fees	666	248	247	6	(2)	—	1,165
Lending-related fees (2)	28	131	191	2	—	—	352
Investment advisory and other asset-based fees (3)	—	17	36	2,110	—	—	2,163
Commissions and brokerage services fees	—	—	76	494	—	—	570
Investment banking fees	(4)	15	390	—	(25)	—	376
Card fees:
Card interchange and network revenue (4)	929	59	15	1	1	—	1,005
Other card fees (2)	93	—	—	—	—	—	93
Total card fees	1,022	59	15	1	1	—	1,098
Mortgage banking (2)	132	—	73	(3)	—	—	202
Net gains (losses) from trading activities (2)	—	(6)	1,081	21	26	—	1,122
Net gains from debt securities (2)	—	—	—	—	4	—	4
Net gains (losses) from equity securities (2)	—	2	(16)	—	(80)	—	(94)
Lease income (2)	—	167	4	—	136	—	307
Other (2)(5)	121	235	175	8	61	(495)	105
Total noninterest income	1,965	868	2,272	2,639	121	(495)	7,370
Total revenue	$9,455	3,369	4,631	3,648	30	(600)	20,533

(continued on following page)

Wells Fargo & Company	125

Note 18: Revenue and Expenses (continued)

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2024
Net interest income (2)	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income:
Deposit-related fees	1,367	574	525	12	1	—	2,479
Lending-related fees (2)	47	277	408	4	—	—	736
Investment advisory and other asset-based fees (3)	—	43	79	4,624	—	—	4,746
Commissions and brokerage services fees	—	—	174	1,066	—	—	1,240
Investment banking fees	(3)	41	1,281	—	(51)	—	1,268
Card fees:
Card interchange and network revenue (4)	1,782	105	28	2	1	—	1,918
Other card fees (2)	244	—	—	—	—	—	244
Total card fees	2,026	105	28	2	1	—	2,162
Mortgage banking (2)	328	—	151	(6)	—	—	473
Net gains (losses) from trading activities (2)	—	(1)	2,792	83	22	—	2,896
Net losses from debt securities (2)	—	—	—	—	(25)	—	(25)
Net gains from equity securities (2)	—	14	14	15	55	—	98
Lease income (2)	—	282	122	—	309	—	713
Other (2)	198	380	274	25	371	(632)	616
Total noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	$18,097	6,274	9,820	7,600	571	(810)	41,552
Six months ended June 30, 2023
Net interest income (2)	$14,923	4,990	4,820	2,053	(75)	(212)	26,499
Noninterest income:
Deposit-related fees	1,338	484	483	11	(3)	—	2,313
Lending-related fees (2)	59	260	385	4	—	—	708
Investment advisory and other asset-based fees (3)	—	35	71	4,171	—	—	4,277
Commissions and brokerage services fees	—	—	154	1,035	—	—	1,189
Investment banking fees	(4)	35	704	—	(33)	—	702
Card fees:
Card interchange and network revenue (4)	1,792	115	32	2	2	—	1,943
Other card fees (2)	188	—	—	—	—	—	188
Total card fees	1,980	115	32	2	2	—	2,131
Mortgage banking (2)	292	—	148	(6)	—	—	434
Net gains (losses) from trading activities (2)	—	(7)	2,338	44	89	—	2,464
Net gains from debt securities (2)	—	—	—	—	4	—	4
Net losses from equity securities (2)	—	(10)	(17)	(2)	(422)	—	(451)
Lease income (2)	—	336	46	—	272	—	654
Other (2)	231	438	369	17	217	(934)	338
Total noninterest income	3,896	1,686	4,713	5,276	126	(934)	14,763
Total revenue	$18,819	6,676	9,533	7,329	51	(1,146)	41,262
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
(3)We earned trailing commissions of $232 million and $463 million for the second quarter and first half of 2024, respectively, and $227 million and $454 million for the second quarter and first half of 2023, respectively.
(4)The cost of credit card rewards and rebates of $690 million and $1.3 billion for the second quarter and first half of 2024, respectively, and $628 million and $1.2 billion for the second quarter and first half of 2023, respectively, are presented net against the related revenue.

126	Wells Fargo & Company

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
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Legal actions	$135	(66)	$152	(60)
Customer remediation	184	106	612	163
Other	174	192	362	396
Total operating losses	$493	232	$1,126	499
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $335 million and $886 million in the second quarter and first half of 2024, respectively, compared with $301 million and $572 million in the same periods a year ago, and predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
In November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. During 2024, the FDIC provided updates on losses to the deposit insurance fund, and we expensed an additional $52 million and $336 million (pre-tax) in the second quarter and first half of 2024, respectively, for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

Wells Fargo & Company	127

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
Table 19.1: Net Periodic Benefit Cost

	2024			2023
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$8	—	—	7	—	—
Interest cost	96	3	4	100	4	4
Expected return on plan assets	(118)	—	(7)	(126)	—	(7)
Amortization of net actuarial loss (gain)	34	2	(6)	35	1	(6)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Net periodic benefit cost	$20	5	(11)	16	5	(11)
Six months ended June 30,
Service cost	$15	—	—	13	—	—
Interest cost	193	8	7	201	9	8
Expected return on plan assets	(236)	—	(13)	(252)	—	(13)
Amortization of net actuarial loss (gain)	69	3	(12)	70	2	(12)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Net periodic benefit cost	$41	11	(23)	32	11	(22)

128	Wells Fargo & Company

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Wells Fargo net income	$4,910	4,938	$9,529	9,929
Less: Preferred stock dividends and other (1)	270	279	576	557
Wells Fargo net income applicable to common stock (numerator)	$4,640	4,659	$8,953	9,372
Earnings per common share
Average common shares outstanding (denominator)	3,448.3	3,699.9	3,504.2	3,742.6
Per share	$1.35	1.26	$2.56	2.50
Diluted earnings per common share
Average common shares outstanding	3,448.3	3,699.9	3,504.2	3,742.6
Add: Restricted share rights (2)	37.9	25.0	39.0	29.8
Diluted average common shares outstanding (denominator)	3,486.2	3,724.9	3,543.2	3,772.4
Per share	$1.33	1.25	$2.53	2.48
(1)Includes costs associated with any preferred stock redemption.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	—	0.2	0.4	0.4
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Per common share	$0.35	0.30	$0.70	0.60

Wells Fargo & Company	129

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2024			2023			2024			2023
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(300)	72	(228)	(557)	138	(419)	$(972)	237	(735)	(199)	51	(148)
Reclassification of net (gains) losses to net income	151	(36)	115	148	(37)	111	263	(63)	200	269	(67)	202
Net change	(149)	36	(113)	(409)	101	(308)	(709)	174	(535)	70	(16)	54
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	7	(3)	4	5	(1)	4	11	(3)	8	11	(3)	8
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(322)	80	(242)	(1,001)	248	(753)	(1,230)	304	(926)	(617)	153	(464)
Reclassification of net (gains) losses to net income	211	(51)	160	185	(46)	139	455	(112)	343	298	(74)	224
Net change	(104)	26	(78)	(811)	201	(610)	(764)	189	(575)	(308)	76	(232)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	28	(7)	21	28	(7)	21	55	(13)	42	55	(13)	42
Net change	28	(7)	21	28	(7)	21	55	(13)	42	55	(13)	42
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(8)	1	(7)	(13)	3	(10)	(31)	7	(24)	(9)	2	(7)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(8)	1	(7)	(13)	3	(10)	(31)	7	(24)	(9)	2	(7)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	2	—	2	39	—	39	(48)	(1)	(49)	65	(1)	64
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	2	—	2	39	—	39	(48)	(1)	(49)	65	(1)	64
Other comprehensive income (loss)	$(231)	56	(175)	(1,166)	298	(868)	$(1,497)	356	(1,141)	(127)	48	(79)
Less: Other comprehensive income from noncontrolling interests, net of tax			—			1			—			—
Wells Fargo other comprehensive loss, net of tax			$(175)			(869)			$(1,141)			(79)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost (see Note 19 (Employee Benefits) for additional information).

130	Wells Fargo & Company

Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended June 30, 2024
Balance, beginning of period	(8,986)	(57)	(1,289)	(1,812)	(32)	(370)	(12,546)
Net unrealized gains (losses) arising during the period	(228)	4	(242)	—	(7)	2	(471)
Amounts reclassified from accumulated other comprehensive income	115	—	160	21	—	—	296
Net change	(113)	4	(82)	21	(7)	2	(175)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period (3)	$(9,099)	(53)	(1,371)	(1,791)	(39)	(368)	(12,721)
Quarter ended June 30, 2023
Balance, beginning of period	(9,473)	(73)	(809)	(1,880)	17	(354)	(12,572)
Net unrealized gains arising during the period	(419)	4	(753)	—	(10)	39	(1,139)
Amounts reclassified from accumulated other comprehensive income	111	—	139	21	—	—	271
Net change	(308)	4	(614)	21	(10)	39	(868)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period (3)	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
Six months ended June 30, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	(735)	8	(926)	—	(24)	(49)	(1,726)
Amounts reclassified from accumulated other comprehensive income	200	—	343	42	—	—	585
Net change	(535)	8	(583)	42	(24)	(49)	(1,141)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(9,099)	(53)	(1,371)	(1,791)	(39)	(368)	(12,721)
Six months ended June 30, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment	—	—	—	—	20	—	20
Balance, beginning of period	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains arising during the period	(148)	8	(464)	—	(7)	64	(547)
Amounts reclassified from accumulated other comprehensive income	202	—	224	42	—	—	468
Net change	54	8	(240)	42	(7)	64	(79)
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
(1)At June 30, 2024 and 2023, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $3.3 billion and $3.7 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

Wells Fargo & Company	131

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
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	June 30, 2024		December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024		December 31, 2023	June 30, 2024	December 31, 2023
Regulatory capital:
Common Equity Tier 1	$134,249		140,783	134,249	140,783	145,522		142,108	145,522	142,108
Tier 1	150,547		159,823	150,547	159,823	145,522		142,108	145,522	142,108
Total	183,201		193,061	172,927	182,726	168,892		165,634	158,900	155,560
Assets:
Risk-weighted assets	1,219,533		1,231,668	1,093,025	1,114,281	1,125,557		1,137,605	937,335	956,545
Adjusted average assets (1)	1,887,507		1,880,981	1,887,507	1,880,981	1,677,296		1,682,199	1,677,296	1,682,199
Regulatory capital ratios:
Common Equity Tier 1 capital	11.01%	*	11.43	12.28	12.63	12.93	*	12.49	15.53	14.86
Tier 1 capital	12.34	*	12.98	13.77	14.34	12.93	*	12.49	15.53	14.86
Total capital	15.02	*	15.67	15.82	16.40	15.01	*	14.56	16.95	16.26
Required minimum capital ratios:
Common Equity Tier 1 capital	8.90		8.90	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.40		10.40	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.40		12.40	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	June 30, 2024			December 31, 2023		June 30, 2024			December 31, 2023
Regulatory leverage:
Total leverage exposure (1)	$2,258,524			2,253,933		2,036,997			2,048,633
Supplementary leverage ratio (1)	6.67%			7.09		7.14			6.94
Tier 1 leverage ratio (2)	7.98			8.50		8.68			8.45
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2024.
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
At June 30, 2024, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 2.90% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 2.00% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At June 30, 2024, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
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

132	Wells Fargo & Company

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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2024	Dec 31, 2023
Reserve balance for non-U.S. central banks	$178	230
Segregated for benefit of brokerage customers under federal and other brokerage regulations	944	986

Wells Fargo & Company	133

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LOCOM	Lower of cost or fair value
ASU	Accounting Standards Update	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed securities
BCBS	Basel Committee on Banking Supervision	MSR	Mortgage servicing right
BHC	Bank holding company	NAV	Net asset value
CCAR	Comprehensive Capital Analysis and Review	NPA	Nonperforming asset
CD	Certificate of deposit	NSFR	Net stable funding ratio
CECL	Current expected credit loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OCI	Other comprehensive income
CFPB	Consumer Financial Protection Bureau	OTC	Over-the-counter
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

134	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2024.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
April	31,198,596	$59.27	$18,872
May	51,976,400	60.85	15,709
June	17,364,206	57.59	14,709
Total	100,539,202
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Wells Fargo & Company	135

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Wells Fargo Bonus Plan, as amended effective June 1, 2024.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

136	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2024    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Wells Fargo & Company	137